Form 10-Q
period 1997-06-30
MAXIMUS INC
filed 1997-08-14
CIK 1032220

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

    [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 1-12997

                                MAXIMUS, INC.
             (Exact name of registrant as specified in its charter)

                             -------------------

                    VIRGINIA                              54-1000588
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)

               1356 BEVERLY ROAD
                MCLEAN, VIRGINIA                             22101
    (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (703) 734-4200

                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      [ ]          No      [x]

               Class                             Outstanding at August 8, 1997
               -----                             -----------------------------
    Common Shares, No Par Value                           14,790,470

================================================================================

                                 MAXIMUS, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX

PART  1.         FINANCIAL INFORMATION

Item  1. Financial Statements

                 Balance Sheets as of June 30, 1997 (unaudited) and September 30, 1996

                 Statements of Income for the three months and nine months ended June 30, 1997 and 1996 (unaudited)

                 Statements of Cash Flows for the nine months ended June 30, 1997 and 1996 (unaudited)

                 Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II.        OTHER INFORMATION

Item  1. Legal Proceedings

Item  2. Changes in Securities

Item  6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                 MAXIMUS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30,    JUNE 30,
                                                                                       1996          1997
                                                                                  -------------    ---------
                                                                                                  (Unaudited)
 ASSETS
 Current assets:
          Cash and cash equivalents  . . . . . . . . . . . . . . . . . . .            $2,326         $6,649
          Short-term investments . . . . . . . . . . . . . . . . . . . . .             1,007         40,812
          Accounts receivable, net . . . . . . . . . . . . . . . . . . . .            25,352         31,351
          Costs and estimated earnings in excess of billings . . . . . . .             2,949          5,721
          Prepaid expenses and other current assets  . . . . . . . . . . .               605          1,130
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .                 -          1,809
                                                                                  -------------    ---------
 Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            32,239         87,472

 Property and equipment at cost:
          Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               662            662
          Building and improvements  . . . . . . . . . . . . . . . . . . .             1,676          1,721
          Office furniture and equipment . . . . . . . . . . . . . . . . .             1,206          1,432
          Leasehold improvements . . . . . . . . . . . . . . . . . . . . .               188            188
                                                                                  -------------    ---------
                                                                                       3,732          4,003
          Less: Accumulated depreciation and amortization  . . . . . . . .            (1,096)        (1,306)
                                                                                  -------------    ---------
 Total property and equipment, net . . . . . . . . . . . . . . . . . . . .             2,636          2,697
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               618            682
                                                                                  -------------    ---------
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $35,493        $90,851
                                                                                  =============    =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .            $2,043         $2,369
          Accrued compensation and benefits  . . . . . . . . . . . . . . .             1,912          4,564
          Billings in excess of costs and estimated earnings . . . . . . .             5,208         11,034
          Note payable . . . . . . . . . . . . . . . . . . . . . . . . . .                 -            388
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . .                19            990
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .               357              -
                                                                                  -------------    ---------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .             9,539         19,345
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                 -          2,349
 Contingencies (Note 3)
 Redeemable common stock:
          No par value; 30,000,000 shares authorized; 11,453,145 shares issued and outstanding at June 30, 1996, at redemption
          amount . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,757              -
 Shareholders' equity:
          Common stock, no par value; 30,000,000 shares authorized;
          14,787,445 shares issued and outstanding at June 30, 1997, at
          stated amount  . . . . . . . . . . . . . . . . . . . . . . . . .                 -         72,472
          Retained earnings (deficit)  . . . . . . . . . . . . . . . . . .             9,197         (3,315)
                                                                                  -------------    ---------
 Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .             9,197         69,157
                                                                                  -------------    ---------
 Total liabilities and shareholders' equity  . . . . . . . . . . . . . . .           $35,493        $90,851
                                                                                  =============    =========


                       See notes to financial statements.

                                 MAXIMUS, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               Three Months                 Nine Months
                                                              Ended June 30,                Ended June 30,
                                                             1996        1997             1996         1997
                                                         ------------------------     ------------------------
 Revenues  . . . . . . . . . . . . . . . . . . . . . .    $27,898        $27,315        $67,484       $96,077

 Cost of revenues  . . . . . . . . . . . . . . . . . .     21,577         18,561         50,566        71,418
                                                          -------        -------        -------       -------
 Gross profit  . . . . . . . . . . . . . . . . . . . .      6,321          8,754         16,918        24,659

 Selling, general and administrative expenses  . . . .      3,343          4,298          9,229        12,309

 Stock option compensation expense (Note 2)  . . . . .         --          5,724             --         5,874
                                                          -------        -------        -------       -------

 Income (loss) from operations . . . . . . . . . . . .      2,978        (1,268)          7,689         6,476

 Interest and other income . . . . . . . . . . . . . .         63            185            162           333
                                                          -------        -------        -------       -------

 Income (loss) before income taxes . . . . . . . . . .      3,041        (1,083)          7,851         6,809

 Provision for income taxes  . . . . . . . . . . . . .         60          1,011            154         1,161
                                                          -------        -------        -------       -------
 Net income (loss) . . . . . . . . . . . . . . . . . .     $2,981       ($2,094)         $7,697        $5,648
                                                          =======        =======        =======       =======

 Pro forma data:
     Historical income (loss) before income taxes. . .     $3,041       ($1,083)         $7,851        $6,809

     Pro forma income tax expense (benefit). . . . . .      1,216          (433)          3,140         2,724
                                                          -------        -------        -------       -------

     Pro forma net income (loss) . . . . . . . . . . .     $1,825         ($650)         $4,711        $4,085
                                                          =======        ======         =======       =======

     Pro forma net income (loss) per share . . . . . .      $0.15        ($0.05)          $0.39         $0.33
                                                          =======        ======         =======       =======

     Shares used in computing pro forma net income (loss)
     per share . . . . . . . . . . . . . . . . . . . .     12,226         12,611         12,116        12,241


                       See notes to financial statements.

                                 MAXIMUS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       1996            1997
                                                                                     -------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $7,697          $5,648
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          180             210
          Stock option compensation expense  . . . . . . . . . . . . . . . . . .            -           5,874

     Change in assets and liabilities:
          Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .       (8,134)         (5,999)
          Costs and estimated earnings in excess of billings . . . . . . . . . .         (987)         (2,772)
          Prepaid expenses and other current assets  . . . . . . . . . . . . . .         (326)           (609)
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (135)            (64)
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,497             326
          Accrued compensation and benefits  . . . . . . . . . . . . . . . . . .        2,651           2,652
          Billings in excess of costs and estimated earnings . . . . . . . . . .        2,852           5,826
          Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .           23             971
          Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .           90             183
                                                                                     -----------    ----------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .        5,408          12,246

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment  . . . . . . . . . . . . . . . . . . . .         (167)           (271)
     Purchase of short-term investments  . . . . . . . . . . . . . . . . . . . .       (1,000)        (39,721)
                                                                                     -----------    ----------
 Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . .       (1,167)        (39,992)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock in initial public offering . . . . . . . . . . . .            -          53,943
     S Corporation distributions . . . . . . . . . . . . . . . . . . . . . . . .       (1,821)        (21,636)
     Redeemable common stock issued  . . . . . . . . . . . . . . . . . . . . . .          228               -
     Payment of note for purchase of redeemable common stock . . . . . . . . . .            -            (238)
                                                                                     -----------    ----------
 Net cash provided by (used in) financing activities . . . . . . . . . . . . . .       (1,593)         32,069
                                                                                     -----------    ----------
 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . .        2,648           4,323

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . .        2,502           2,326
                                                                                     -----------    ----------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . .       $5,150          $6,649
                                                                                     ===========    ==========

                       See notes to financial statements.

                                  MAXIMUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1995 and 1996 and for each of the three years in the period ended September 30, 1996, included in the Company's registration statement on Form S-1 (No. 333-21611), as filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING

                  The Company completed an initial public offering (IPO) of Common Stock during June 1997. Of the 6,037,500 shares of Common Stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 shares were sold by MAXIMUS, Inc. generating $53,943 in proceeds to the Company, net of offering expenses.

                  In January 1997, the Company issued options to various employees to purchase 403,975 shares of the Company's common stock at a formula price based on book value. Upon completion of the IPO, the Company recorded a non-recurring charge against income of $5,724 for the difference between the IPO price and the formula price for all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055.

                  The Company made cash distributions to shareholders in the period prior to the IPO totaling $1,136. In addition, the Company made a distribution of $20,500 (the S Corporation Dividend) upon closing the IPO. The S Corporation Dividend was for a preliminary amount that is not expected to exceed the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. The actual amount of such undistributed earnings will not be determinable until the Company's taxable income for the full fiscal year ending September 30, 1997 is determined.

                  The Company's obligation to purchase common shares from shareholders terminated upon completion of the IPO. Accordingly, amounts classified previously as redeemable common stock were reclassified into shareholders'equity in the June 30, 1997 balance sheet.

See also note 5.

3. CONTINGENCIES

                  On February 3, 1997, the Company was named as a third party defendant by Network Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six. Network Six alleges that the Company is liable to Network Six on various grounds. The Company believes Network Six's claims are without merit and intends to vigorously defend this action. The Company believes this action will not have a material adverse effect on its financial condition or results of operations and has not accrued for any loss related to this claim.

                  The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

4. REVENUES FROM SIGNIFICANT CONTRACT

                  Government Operations Group revenues for the nine months ended June 30, 1997 and 1996 include $31,612 and $35,222 respectively, from a significant contract with the U.S. Government Social Security Administration which was terminated pursuant to legislative action. Revenues under this contract were $19 and $17,170 for the three months ended June 30, 1997 and 1996, respectively.

5. INCOME TAX PROVISION AND PRO FORMA FINANCIAL DATA

                  The Company's income tax provision for the three month and nine month periods ended June 30, 1996 and 1997 consisted of the following:


                                                                            Three Months                   Nine Months
                                                                            Ended June 30,                Ended June 30,
                                                                       ------------------------      ----------------------
                                                                          1996          1997           1996           1997
                                                                       ---------     ----------      --------       -------
State income taxes..............................................           $60           $81           $154           $231

Federal taxes payable - current.................................             -           419              -            419

Cumulative deferred income taxes recognized.....................             -         2,566              -          2,566

Deferred tax benefit related to stock option compensation
expense.........................................................             -        (2,055)             -         (2,055)
                                                                       ---------     ----------      --------       -------
                                                                           $60        $1,011           $154         $1,161
                                                                       =========     ==========      ========       =======

                  Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes. Upon completion of the IPO, the Company's S Corporation status terminated for federal and state taxation purposes, and the Company recorded a deferred tax charge against income of $2,566 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997.

                  Pro forma net income and pro forma net income per share are presented as if the Company had been taxed as a C corporation for the periods presented. The pro forma tax provision (benefit) has been calculated assuming a 40% combined effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     MAXIMUS provides program management and consulting services to government health and human services agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides health and human services planning, information technology consulting, strategic program evaluation, program improvement, communications planning and revenue maximization services.

    In October 1996, President Clinton signed into law an amendment to the Social Security Act of 1935, effective January 1, 1997, that eliminated Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result of this legislative act, the Social Security Administration terminated a significant contract with the Company (the "SSA Contract") effective at the end of February 1997. All services to be provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $31.6 million and $35.2 million to the Company's revenues in the nine months ended June 30, 1997 and June 30, 1996.

    The Company recognized two significant charges against income during the quarter ended June 30, 1997. The completion of the offering resulted in the termination of the Company's S corporation status. As a result, the Company recorded a one-time income statement charge to operations of $2.6 million to recognize the cumulative deferred tax liabilities as of June 12, 1997. In connection with the offering, on January 31, 1997, certain key employees of the Company surrendered rights to purchase shares of Common Stock of the Company in exchange for options to purchase shares of Common Stock at an exercise price of $1.46 per share. The Company recognized a non-cash compensation charge against income equal to the difference between the initial public offering price of $16.00 per share and the option exercise price for all outstanding options. Compensation expense totaling $150,000 had been recognized through March 31, 1997, and upon completion of the offering, the Company recognized an additional charge against income of $5.7 million. The Company recorded a deferred tax benefit relating to the charge in the amount of $2.1 million.
The option exercise price is based on the book value of the Common Stock at September 30, 1996, and was established pursuant to pre-existing compensation arrangements with these employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues. Total contract revenues decreased 2.1% to $27.3 million for the three months ended June 30, 1997 as compared to $27.9 million for the same period in 1996. Government Operations Group revenues decreased 13.1% to $19.2 million for the three months ended June 30, 1997 from $22.1 million for the same period in 1996 due to the termination of the SSA Contract in February 1997. For the three months ended June 30, 1997, revenues from the SSA Contract were $19,000 as compared to $17.2 million for the same period in 1996. Excluding the SSA Contract, Government Operations Group revenues increased 291.3% to $19.2 million in the three months ended June 30, 1997 from $4.9 million for the same period in 1996. Consulting Group revenues increased 39.5% to $8.1 million for the three months ended June 30, 1997 from $5.8 million for the same period in 1996 due to an increase in the number of contracts.

    Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 38.5% to $8.8 million for the three months ended June 30, 1997 as compared to $6.3 million for the same period in 1996. Government Operations Group gross profit increased 35.4% to $4.7 million for the three months ended June 30, 1997 from $3.4 million for the three months ended June 30, 1996. As a percentage of revenues, Government Operations Group gross profit increased to 25.9% in the three months ended June 30, 1997 from 15.5% in the same period in 1996, primarily due to the decreased revenue contribution of the SSA Contract in the June 1997 quarter, which had a lower gross profit margin than other contracts in the Group, and to favorable profit recognition adjustments on two large projects. Consulting Group gross profit increased 42.1% to $4.1 million for the three months ended June 30, 1997 from $2.9 million for the same period in 1996 due principally to the increased revenues. As a percentage of revenues, Consulting Group gross profit increased to 50.5% for the three months ended June 30, 1997 from 49.6% for the same period in 1996.

    Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 28.6% to $4.3 million for the three months ended June 30, 1997 as compared to $3.3 million in the same period in 1996. This increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth and marketing and proposal preparation expenditures to pursue further growth. As a percentage of revenues, selling, general and administrative expenses increased to 15.7% for the three months ended June 30, 1997 from 12.0% for the same period in 1996.

    Stock Option Compensation Expense. In January 1997, the Company issued options to certain employees to acquire 403,975 shares of the Company's Common Stock at a formula price based upon book value. Upon completion of the initial public offering in June 1997, the Company recorded a non-recurring compensation charge against income for the difference between the IPO price and the formula price. Compensation expense totaling $150,000 had been recognized through March 31, 1997, and upon completion of the offering, the Company recorded an additional charge against income of $5.7 million.

    Provision For Income Taxes. Prior to the IPO, the Company and its tockholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes during 1996 and the period to June 12, 1997. Upon completion of the IPO, the Company's S Corporation status was terminated and the Company became subject to federal and state corporate income taxes.

    The Company's income tax provision for the three months ended June 30, 1997 was $1.1 million as compared to $60,000 for the three months ended June
30, 1996. The provision for income taxes for the three months ended June 30, 1996 consisted of state income taxes payable. The provision for income taxes for the three months ended June 30, 1997 consisted of state income taxes payable in the amount of $154,000, a non-recurring deferred tax charge against income of $2.6 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997, current federal taxes owing of $419,000 and a non-recurring deferred tax benefit related to the stock option compensation charge amounting to $2.1 million.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

    Revenues. Total contract revenues increased 42.4% to $96.1 million for the nine months ended June 30, 1997 as compared to $67.5 million for the same period in 1996. Government Operations Group revenues increased 51.2% to $74.4 million for the nine months ended June 30, 1997 from $49.2 million for the same period in 1996 due to an increase in the number of projects, offset by a decrease in revenues from the SSA Contract from $35.2 million for the nine months ended June 30, 1996 to $31.6 million for the same period in 1997. Excluding the SSA Contract, Government Operations Group revenues increased 206.5% to $42.7 million in the nine months ended June 30, 1997 from $13.9 million for the same period in 1996. Consulting Group revenues increased 18.6% to $21.7 million for the nine months ended June 30, 1997 from $18.3 million for the same period in 1996 due to an increase in the number of contracts.

    Gross Profit. Total gross profit increased 45.8% to $24.7 million for the nine months ended June 30, 1997 as compared to $16.9 million for the same period in 1996. Government Operations Group gross profit increased 71.2% to $14.2 million for the nine months ended June 30, 1997 from $8.3 million for the nine months ended June 30, 1996. As a percentage of revenues, Government Operations Group gross profit increased to 19.1% in the nine months ended June 30, 1997 from 16.9% in the same period in 1996, primarily due to the decreased revenue contribution of the SSA Contract, which had a lower gross profit margin than other contracts in the Group. Consulting Group gross profit increased 21.3% to $10.5 million for the nine months ended June 30, 1997 from $8.6 million for the same period in 1996 principally due to higher revenues. As a percentage of revenues, Consulting Group gross profit increased to 48.2% for the nine months ended June 30, 1997 from 47.1% for the same period in 1996.

    Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 33.4% to $12.3 million for the nine months ended June 30, 1997 as compared to $9.2 million for the same period in 1996. The increase was due to increased professional and administrative personnel necessary to support the Company's growth and marketing and proposal preparation expenditures to pursue further growth. As a percentage of revenues, selling, general and administrative expenses decreased to 12.8% for the nine months ended June 30, 1997 from 13.6% for the same period in 1996 as the Company was able to support its revenue growth without a proportionate increase in associated costs.

    Stock Option Compensation Expense. In January 1997, the Company issued options to certain employees to acquire 403,975 shares of the Company's Common Stock at a formula price based upon book value. Upon completion of the initial public offering in June 1997, the Company recorded a non-recurring compensation charge against income for the difference between the IPO price and the formula price. Compensation expense totaling $5.9 million was recognized in the nine months ended June 30, 1997.

    Provision for income taxes. The Company's income tax provision for the nine months ended June 30, 1997 was $1.2 million as compared to $154,000 for the nine months ended June 30, 1996. The increase is directly related to events occurring during the three months ended June 30, 1997, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity is cash flows from operations. The Company's cash flow from operations for the nine months ended June 30, 1997 was $12.2 million as compared to $5.4 million for the nine months ended June 30, 1996. The increased cash from operations was the result of higher net income earned during the period, after adjusting for the $5.9 million non-cash stock compensation charge related to the IPO. Increases in accounts receivable of $6.0 million were largely offset by increases in accounts payable, compensation liabilities, and income taxes payable. Accounts receivable totaled $31.4 million at June 30, 1997, an increase of $6.0 million from September 30, 1996, the end of fiscal 1996. This increase is due to the submission of large value invoices in May and June combined with slow payment from a few large customers. The timing of receipt of contract payments can vary and, combined with the requirement to provide start-up funding for new projects, cause cash flows to fluctuate from period to period.

    Of the $40.0 million of cash flows used for investing activities for the nine months ended June 30, 1997, $39.7 million was used to purchase investment grade interest-bearing securities, which can be readily converted to cash if needed. The Company has no material commitments for capital expenditures.

    Cash flows from financing activities were $32.1 million in the nine months ended June 30, 1997. The Company received net proceeds of $53.9 million from the sale of stock in the initial public offering, net of underwriters fees and other IPO expenses. The Company made S corporation distributions totaling $21.6 million, of which $20.5 million was paid in June 1997 following the closing of the initial public offering. The distributions to shareholders were based upon the income previously taxed to the S corporation shareholders and the estimated fiscal 1997 income taxable to the S corporation shareholders.
The actual amount of such undistributed earnings will not be determinable until the Company's taxable income for the full fiscal year ended September 30, 1997 is determined.

    Management believes that the Company will have sufficient resources to meet its cash needs over the next 12 months, which may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure or acquisitions of other businesses and technologies. Cash requirements beyond the next 12 months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

FORWARD LOOKING STATEMENTS

    Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future contracts, market opportunities, market demand or acceptance of the Company's products are forward looking statements that involve risks and uncertainties. These uncertainties include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative change and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic and other risks detailed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 filed on August 14, 1997.

                          Part II.  Other Information.

Item 1.  Legal Proceedings.

    On March 12, 1997, Network Six, Inc. ("Network Six") served MAXIMUS with a First Amended Third-Party Complaint filed in the State of Hawaii Circuit Court of the First Circuit. In this complaint, Network Six named the Company and other parties as third party defendants in an action by the State of Hawaii against Network Six. In 1991, the Company's Consulting Group was engaged by the State of Hawaii to provide assistance in planning for and monitoring the development and implementation by Hawaii of a statewide automated child support system. In 1993, Hawaii contracted with Network Six to provide systems development and implementation services for this project. In 1996 the state terminated the Network Six contract for cause and filed an action against Network Six. Network Six counterclaimed against Hawaii that the state breached its obligations under the contract with Network Six. In the Third Party Complaint, Network Six alleges that the Company is liable to Network Six on grounds that: (i) Network Six was an intended third party beneficiary under the contract between the Company and Hawaii; (ii) the Company engaged in bad faith conduct and tortiously interfered with the contract and relationship between Network Six and Hawaii; (iii) the Company negligently breached duties to Network Six; and (iv) the Company aided and abetted Hawaii in Hawaii's breach of contract. Network Six's complaint seeks damages, including punitive damages, from the third party defendants in an amount to be proven at trial. The Company believes that Network Six was not an intended third party beneficiary under its contract with Hawaii and that Network Six's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business, and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense. A decision by the court in Network Six's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is not a party to any material legal proceedings, except as set forth above.

Item 2.  Changes in Securities.

    On June 12, 1997, pursuant to the Company's 1997 Equity Incentive Plan, the Company granted to certain employees options to purchase an aggregagte of 124,000 shares of Common Stock at an exercise price per share of $16.00. Each option became exercisable upon the date of grant as to 25% of the shares represented by such option, and will become exercisable as to an additional 25% of such shares on each of the next three anniversaries of the date of grant. Each option will expire upon the earlier of (i) June 12, 2007 or (ii) the termination of the holder's employment with the Company.

    No underwriter was engaged in connection with the foregoing issuance of securities. Such issuance was made in reliance upon the exemption for the registration requirements afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 701 thereunder as sales of an issuer's securities pursuant to a written compensatory benefit plan and interests in such a plan established by the issuer. The Company has reason to believe that all of the optionees were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals acquired their options for investment and not with a view to the distribution of such options or the underlying shares of Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

    (b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAXIMUS, INC.



Date:    August 14, 1997           By:  /s/ F. ARTHUR NERRET
                                       ----------------------------------------
                                       F. Arthur Nerret
                                       Vice President, Finance, Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------


    3.1              Amended and Restated Articles
                     of Incorporation of the Company


    3.2              Amended and Restated By-laws
                     of the Company


    4.1              Specimen Common Stock Certificate


    11               Computation of Earnings Per Share


    27               Financial Data Schedules (EDGAR)


    99               Important Factors Regarding
                     Forward Looking Statements
