Form 10-K
period 1997-09-30
MAXIMUS INC
filed 1997-12-22
CIK 1032220

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER: 1-12997
                                 MAXIMUS, INC.
             (Exact name of Registrant as specified in its Charter)

                            ------------------------

                                    VIRGINIA
                 (State or other jurisdiction of incorporation)

                                   54-1000588
                    (I.R.S. Employer Identification Number)

                   1356 BEVERLY ROAD, MCLEAN, VIRGINIA 22101
          (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 734-4200

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

                            NEW YORK STOCK EXCHANGE
                  (Name of each Exchange on which registered)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of December 1, 1997 was $142,885,217 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the voting stock including shares held by affiliates was $347,576,045). There were 14,790,970 shares of the Registrant's Common Stock outstanding as of December 1, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on February 16, 1998, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of September 30, 1997, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MAXIMUS provides program management and consulting services to government health and human services agencies in the United States. The Company believes that it has been at the forefront of innovation in "Helping Government Serve the People(TM)" since its inception in 1975. The Company's services are designed to make government operations more efficient and cost effective while improving the quality of the services provided to program beneficiaries. The Company applies an entrepreneurial, private sector approach incorporating advanced technology in large scale projects in almost every state in the nation. The Company believes that its leading position in the emerging private sector health and human services industry is reflected by its continued success in being awarded competitively bid contracts by government health and human services agencies and a corresponding growth in annual revenues from $19 million in fiscal 1990 to $128 million in fiscal 1997.

     MAXIMUS conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides health and human services planning, information technology consulting, strategic program evaluation, program improvement, communications planning and revenue maximization services.

MARKET OPPORTUNITY

     The Company believes that providing program management and consulting services to government agencies in the health and human services sector represents a significant market opportunity for the Company. Federal, state and local government agencies in the United States spend over $200 billion annually on the health and human services programs for which the Company markets its services, including welfare, child care, child support enforcement, food stamps, Social Security Disability Insurance, Supplemental Security Income and Medicaid. These programs cost an estimated $21.0 billion in annual administrative costs. The following chart sets forth currently available data from U.S. government publications for programs served by the Company:

                                                  ESTIMATED NUMBER             ESTIMATED ANNUAL
                 PROGRAM                       OF BENEFICIARIES SERVED    ADMINISTRATIVE EXPENDITURES
                 -------                       -----------------------    ---------------------------
    Social Security Disability Insurance...       5.9 million                $ 1.1 billion
    Supplemental Security Income...........       6.5 million                  2.0 billion
    Food Stamps............................      28.0 million                  3.7 billion
    Medicaid...............................      35.1 million                  7.7 billion
    Temporary Assistance to Needy
      Families.............................      13.6 million                  3.5 billion
    Child Support Enforcement..............       9.9 million                  3.0 billion

     There has been a recent surge in legislation and initiatives to reform federal, state and local welfare and health and human services systems. The most significant of these legislative reforms is the Welfare Reform Act, which restructures the benefits available to welfare recipients, eliminates unconditional welfare entitlement and, most importantly, restructures the funding mechanisms that exist between federal and state governments. Under the Welfare Reform Act, states will receive block grant funding from the federal government and will no longer be able to seek reimbursement in the form of matching federal government funds for expenditures in excess of block grants. Accordingly, states will bear the financial risk for the operation of their welfare programs. A number of state governments are taking action to respond to the changes created by welfare reform. For example, in 1997 the State of Wisconsin awarded a performance-based contract to the Company to manage the welfare-to-work program in a section of Milwaukee.

     The Company believes that political pressures, combined with the financial constraints imposed by the Welfare Reform Act, will accelerate the rate at which state and local health and human services agencies seek new solutions to reduce costs and improve the effectiveness of entitlement programs. The Company believes that government agencies are increasingly turning to companies similar to MAXIMUS to administer programs more effectively. Government outsourcing ranges from the engagement of sophisticated private consulting firms working with government to improve the delivery of human services to the complete outsourcing of certain functions of government health and human services programs. The Company believes that many government agencies have concluded that private companies, similar to MAXIMUS, offer cost savings and increased efficiency due to their ability to: (i) accept contracts where compensation is based on performance; (ii) attract and compensate experienced, high-level management personnel; (iii) rapidly procure and utilize advanced technology; (iv) vary the number of personnel on a project to match fluctuating work loads; (v) increase productivity by providing employees with financial incentives and performance awards and more readily terminating non-productive employees; (vi) provide employees with ongoing training and career development assistance; and (vii) maintain a professional work environment that is more conducive to employee productivity.

STRENGTHS AND DIFFERENTIATIONS

     MAXIMUS believes that it has been a pioneer in offering state and local government agencies a private sector alternative to the internal administration of government health and human services programs and has been innovative in developing new business and market opportunities for the Company's services. The Company believes that the following business strengths and differentiating characteristics position it to capitalize on the significant market opportunities presented by the environment of changing health and human services program regulation and evolving technologies.

     Single Market Focus. The Company believes that it is the largest company dedicated exclusively to providing program management and consulting services to government health and human services agencies. The Company has accumulated a detailed knowledge base and understanding of the regulation and operation of health and human services programs that allows it to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. The Company believes that its exclusive focus, size and broad range of health and human services program expertise differentiate it from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to understand the complex nature of serving government agencies.

     Proven Track Record. Since 1975, MAXIMUS has successfully applied its entrepreneurial private sector approach to assisting government health and human services agencies. Over the last five years, MAXIMUS has successfully completed approximately 100 program management and consulting services projects for state and local health and human services agencies serving millions of beneficiaries in nearly every state. The Company believes that the successful execution of these projects has earned MAXIMUS a reputation for providing efficient and cost-effective services to government agencies while improving the quality of services provided to program beneficiaries. This reputation has contributed significantly to its ability to compete successfully for new contracts.

     Wide Range of Services. Many of the Company's clients require their vendors to provide a broad array of service offerings, something many of the Company's competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise. The Company's expertise in a wide range of services enables it to better pursue such opportunities and to offer itself as a single-source provider of program management, consulting and information technology services to government agencies.

     Proprietary Case Management Software Program. MAXIMUS has developed a proprietary automated case management software program called the MAXSTAR(TM) Human Services Application Builder. MAXSTAR(TM) is a software platform that allows the Company to reduce project implementation time and cost. Because government agencies are required to manage vast amounts of data and large numbers of cases without access to advanced technology and experienced professionals, the Company believes that MAXSTAR(TM), together with the Company's information technology professionals, is a key element of its success.

     Experienced Team of Professionals. MAXIMUS has assembled an experienced management team of former government executives, state agency officials, information technology specialists and other professionals with backgrounds in the public health and human services industry. The Company's employees understand the problems and challenges faced in the marketing, assessment and delivery of government agency services. Furthermore, since state and local government administrators are subject to changing legislative and political mandates, MAXIMUS has developed strong relationships with experienced political consultants who inform and advise the Company with respect to strategic marketing and legislative initiatives.

GROWTH STRATEGY

     The Company's goal is to be the leading provider of program management and consulting services to government health and human services programs. The Company's strategy to achieve this goal includes the following:

     Capitalize on Trends Toward Outsourcing Government Functions. The Company believes that it is well-positioned to benefit from the expected increase in demand for new program management and consulting services that will arise in an environment characterized by changing regulation and evolving technology. The Company believes that fiscal pressures will compel state governments to rationalize program operations and upgrade existing technology to operate more cost-efficient and productive programs. To achieve these efficiencies, MAXIMUS believes that many government agencies will turn to outside experts for help.

     Aggressively Pursue New Business Opportunities. The Company believes that throughout its 22-year history, it has been a leader in developing innovative solutions to meet the evolving needs of state and local health and human services agencies. The Company plans to expand its revenue base by: (i) marketing new and innovative program management solutions to the Company's extensive client base; (ii) expanding the Company's client base by marketing the Company's experience and established methodologies and systems; (iii) investing in early identification of government bid opportunities; and (iv) submitting competitive bids that leverage the Company's proven solutions for past projects.

     Recruit Highly Skilled Professionals. The Company continually strives to recruit top government management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to complex problems presented by resource-constrained government agencies. The Company also seeks to attract middle-level consultants with a proven track record in the health and human services field and a network of political contacts to leverage the Company's existing management infrastructure, client relationships and areas of expertise.

     Pursue Strategic Acquisitions. Given the highly fragmented structure of the government services and consulting marketplace, MAXIMUS believes that numerous acquisition opportunities exist. Acquisitions can provide the Company with a rapid, cost-effective method to increase its number of consultants, broaden its client base, establish or expand its presence in a geographic region or obtain additional skill sets.

     There can be no assurance that the Company will be successful in implementing any or all of its growth strategies or in achieving its goal, all of which are subject to various risks, including legislative change, requirements for significant up-front financial investment, continued ability to attract and retain qualified employees and risks related to acquisitions.

SERVICES

     The Company's services are designed to make government operations more efficient and cost effective while improving the quality of the services government agencies provide to program beneficiaries. The Company organizes its operations into two groups: (i) the Government Operations Group, specializing in the management of government health and human services operations; and (ii) the Consulting Group, providing health and human services planning, information technology consulting, strategic program evaluation, program improvement and revenue maximization services.

GOVERNMENT OPERATIONS GROUP

     The Company's Government Operations Group is comprised of four divisions specializing in the administration and management of government health and human services programs.

     Welfare Reform Division. The Company manages welfare-to-work programs by providing a wide range of services, including eligibility determination, emergency assistance, job referral and placement transition services such as child care and transportation, community work training services, job readiness preparation, case management services and selected educational and training services. The Company's typical welfare-to-work contract involves the engagement of the Company for a period of three to five years. The Company has served approximately 250,000 welfare recipients at 30 locations in nine states. In 1996, for example, Fairfax County, Virginia awarded the Company a one-year, $2 million contract to place welfare recipients into unsubsidized employment. To date, the Company has achieved a placement rate in excess of 90% on this contract. In addition, in 1997, the State of Wisconsin awarded MAXIMUS a three-year, $24 million contract to manage its welfare reform program in Milwaukee County.

     Child Support Enforcement Division. The Company provides a full range of child support enforcement ("CSE") services, including: (i) outreach to and interview of parents of children entitled to child support; (ii) establishing paternity and obtaining, enforcing, reviewing and modifying child support orders; and (iii) payment processing. The Company operates statewide client service units, updates case arrearage and demographic data for new CSE automated systems and provides training to CSE workers. The Company believes that it has one of the largest CSE staffs in the private sector with over 500 professionals. The Company has been performing these services since 1976, which the Company believes is longer than any other private sector firm in the United States. The Company is currently engaged in the management of CSE programs in 19 locations in eleven states providing full child support services for approximately 210,000 cases and specialized services for an additional 300,000 cases. For example, the Company currently is providing services under a five-year, $12 million, full-service CSE program management contract in Nashville, Tennessee.

     Federal Services Division. The Company provides a host of management services geared toward case management, client monitoring and innovative return-to-work strategies and program management and staffing. MAXIMUS became the first company to operate a national case management and monitoring program for disability beneficiaries in 1995 when it won a contract with the Social Security Administration (the "SSA Contract") to provide referral and monitoring services to beneficiaries with drug or alcohol disabilities. The SSA Contract was the largest ever awarded by the SSA with potential revenues of $350 million. Under the SSA Contract, the Company has successfully referred approximately 100,000 disabled beneficiaries into treatment as a first step to re-entering the work force. The Company believes the skills and tools it employed in the SSA Contract will be invaluable in pursuing large scale program management contracts in other agencies of the federal government. For example, the Company is currently pursuing opportunities at the Department of Justice and the Department of Veterans Affairs.

     Managed Care Enrollment Services Division. MAXIMUS has obtained significant experience in managing certain aspects of Medicaid programs through projects in five states. In these projects, MAXIMUS provides recipient outreach, education and enrollment services; an automated information system customized for the state; data collection and reporting; outreach to community-based organizations and advocacy groups; design and development of program materials; collection of enrollment premiums for uninsured participants; encounter data reporting to health plans; and care coordination for Early and Periodic Screening, Diagnosis and Treatment services. MAXIMUS currently operates the California Options Project, a three-year managed care enrollment contract awarded to the Company in 1996. This project is one of the largest Medicaid managed care enrollment programs in the country with over two million program beneficiaries. Other states where MAXIMUS currently operates Medicaid managed care enrollment projects include Texas, Vermont, and Michigan.

CONSULTING GROUP

     The Company's Consulting Group is organized into four operational divisions: the Human Services Division, the Information Technology Solutions Division, the Systems Planning and Integration Division, and the International Division.

     Human Services Division. Through its Human Services Division, the Company provides program planning and implementation, revenue maximization, and evaluation consulting assistance to human services, health and education agencies in state, local and federal government. The Company recently completed comprehensive welfare reform planning and implementation projects for the District of Columbia and the State of Nevada, and was recently engaged by the District of Columbia to provide planning and implementation assistance for a new Child Health Insurance Program. Revenue maximization projects, which involve increasing federal financial participation in state health and human services programs and are generally carried out on a contingency fee basis, have been completed or are on-going in more than a dozen states. The states have received more than $150 million in additional federal revenue as a result of MAXIMUS efforts and expect current projects to yield another $150 million in new federal revenue. The Company also is frequently engaged to conduct evaluations of government programs and demonstrations. Program evaluation contracts are often multi-year research projects involving the collection of extensive data using automated data merges as well as surveys and case record reviews. Since 1994, the Company has completed 55 welfare reform, revenue maximization and program evaluation projects for more than 25 states and localities.

     Information Technology Solutions Division. The Company provides computer systems management and business process re-engineering services to state, county and local governments. MAXIMUS provides services associated with project management, assessments of current and future business needs, defining user requirements, designing automated systems, developing requests for proposals, and providing evaluation assistance, contract negotiations and quality assurance monitoring services. Since 1991, MAXIMUS has provided information technology systems and design services for projects in 42 states. MAXIMUS also specializes in providing management services to agencies administering criminal justice programs. The Company was selected by the State of Connecticut to provide project management and system integration services for the criminal justice information system Offender Based Tracking System for the Connecticut Office of Policy and Management. This $5.5 million contract will run through September 2001. The Company also provides re-engineering services to such government authorities as the County of Los Angeles. MAXIMUS is assisting the County (Board of Supervisors, Auditor-Controller, Office of the Assessor, Registrar-Recorder/County Clerk, and the Treasurer and Tax Collector) in the development of the County's Property Tax System Business Process Re-engineering Project. In addition, the Company provides assistance in assessing, evaluating, testing and certifying government systems affected by the century date change / Year 2000 problem. The Company is currently engaged in a contract to provide Year 2000 project management services to the Department of Information Technology for the State of Connecticut.

     Systems Planning and Integration Division. The Company believes its Systems Planning and Integration Division is a leading provider of strategic information management, procurement and contracting, systems quality assurance, and systems implementation services to the rapidly-expanding state health, human services, and child support enforcement agency market. Using an experienced team of skilled project managers and information technology professionals, MAXIMUS has, in 45 projects across 30 states, assisted clients in the planning, design, procurement and implementation of information systems totalling nearly $1 billion. These complex, high-profile systems -- which range from $5 million to over $100 million and from 200 to 2,000 users -- serve as the mission critical infrastructure for over $30 billion in annual health and human services expenditures. Given the Company's successful track record, core competencies, and national market presence, MAXIMUS is well positioned to take advantage of the increased nationwide emphasis in state government on eligibility systems, managed care, child protective services, family court services and child support enforcement -- as well as to address welfare reform impacts on these programs. The division also includes the new MAXIMUS health finance and management consulting practice, with an emphasis on managed care, health delivery reform, and healthcare performance management, and a card technologies practice focused on electronic benefits transfer and driver's license applications. The synergies provided by our Consulting and Government Operations Groups, coupled with strategic hires, are expected to uniquely position MAXIMUS to take advantage of the new market opportunities created by the recently enacted changes to Medicare and Medicaid managed care and by the new Child Health Insurance Program.

     International Division. The Company provides health care consulting and systems services to assist foreign government agencies and health care organizations responsible for the delivery of treatment services to large populations. The Company automates and restructures clinical information systems for large outpatient providers, hospital information systems, managed care information systems, beneficiary management systems, and treatment network management systems for managing large networks of health treatment facilities. In addition, MAXIMUS consults with foreign government agencies in developing health care policy reforms, treatment quality improvements and productivity enhancements. The Company's health care systems software, developed in ORACLE7(R), is a platform-independent and multi-language software package. The Company has developed an Arabic language version of this software for use in the Middle East. Currently, the division is engaged in a major automation project for the United States Agency for International Development in Egypt. The objective of the five-year, $22 million contract is to install a national health care system database in 18 hospitals and 200 clinics throughout Egypt, allowing the Egyptian Health Insurance Organization to better manage its facilities. The Company also just signed a $3.5 million, three-year contract for a second major automation project for the United States Agency for International Development in Egypt. This project will involve the installation of a health information system in three hospitals in Cairo. In Argentina, the Company recently signed a three-year, $5 million contract pursuant to which it will provide organizational and management services to the health plan of an employee union with almost 500,000 members.

BACKLOG

     The Company's backlog represents an estimate of the remaining future revenues from existing signed contracts and revenues from contracts which have been awarded but not yet signed. Using the best available information, the Company estimates backlog on a quarterly basis with respect to all executed contracts. The backlog estimate includes revenues expected under the current terms of executed contracts, revenues from contracts in which the scope and duration of the services required are not definite but estimable and does not assume any contract renewals or extensions.

     Changes in the backlog calculation from quarter to quarter result from: (i) additional revenues from the execution of new contracts or extension or renewal of existing contracts; (ii) reduction in revenues from fulfilling contracts during the most recent quarter; (iii) reduction in revenues from the early termination of contracts; and (iv) adjustments to estimates of previously included contracts.

     At September 30, 1997 and September 30, 1996, the Company's backlog for services pursuant to its contracts with federal, state and local health and human services agencies was approximately $217 million and $87 million, respectively.

MARKETING AND SALES

     The Company's Government Operations Group obtains program management contracts from state and local authorities by responding to RFPs issued by such authorities. Whenever possible, prior to the issuance of an RFP, senior executives in the Government Operations Group work with senior government representatives, such as the governor, members of the governor's staff and the heads of health and human services agencies to encourage them to outsource certain health and human services functions. To identify opportunities to work with government officials at early stages and to optimize the government's receptivity to the Company's proposal to provide program management services, the Company establishes and maintains relationships with elected officials, political appointees and government employees. The Company occasionally engages marketing consultants, including lobbyists to establish and maintain relationships with these client representatives. The Company's consultants and lobbyists provide introductions to government personnel and provide information to the Company regarding the status of legislative and executive decision-making.

     Following the issuance of an RFP the Government Operations Group participates in formal discussions, if any, between the contracting government agency and the group of potential service providers seeking to modify the RFP and prepare the proposal. Upon the award of a government operations contract, the Company's representatives then negotiate the contract with representatives of the contracting government authority until all terms are agreed.

     The Consulting Group generates leads for consulting contracts by employing lobbyists, maintaining relationships with government personnel in charge of health and human services operations and communicating directly with current and prospective clients. The Consulting Group participates in professional associations of government administrators and industry seminars featuring presentations by MAXIMUS personnel. Senior executives from the Consulting Group develop leads through on-site presentations to the decision-makers. In most cases, consulting contracts, like program management contracts, are obtained after responding to a formal RFP. The Consulting Group's efforts in generating a lead prior to the RFP can facilitate the Company's insight in responding to a particular RFP. A portion of the Consulting Group's new business arises from prior client engagements, in which case the Company may be the sole source of services. In addition, clients frequently expand the scope of engagements during delivery to include follow-on activities.

COMPETITION

     The market for providing program management and consulting services to state and local health and human services agencies is competitive and subject to rapid change. The Company's Government Operations Group competes for program management contracts with local non-profit organizations such as the United Way and Goodwill Industries, government services divisions of large companies such as Lockheed Martin Corp. and Electronic Data Systems, Inc., managed care enrollment companies such as Foundation Health Corporation and specialized service providers such as Andersen Consulting, America Works, Inc., Policy Studies Incorporated and GC Services, Inc. The Company's Consulting Group competes with the consulting divisions of the "Big 6" accounting firms as well as Electronic Data Systems, Inc. Many of these companies are national and international in scope and have greater financial, technical, marketing and personnel resources than the Company. The Company anticipates that it will face increased competition in the future as new companies enter the market. The Company believes that its experience, reputation, industry focus and broad range of services will enable it to compete effectively in its marketplace.

GOVERNMENT REGULATION

     The market for the Company's services exists under a United States federal regulatory framework of social programs which are largely implemented at the state or local level. The following summarizes this framework:

     Welfare Programs. Under Title IV-A of the federal Social Security Act, the federal government provides financial assistance to underprivileged families under several programs known as "Welfare," which have included the Aid to Families with Dependent Children Program ("AFDC") and the Job Opportunities and Basic Skills Training Program ("JOBS"). Under the AFDC program, cash welfare payments are provided to needy children who have been deprived of parental support or care and certain others in the household of the child. State governments are required to define "need," set their own benefit levels, establish (within federal limitations) income and resource limits and administer the program or supervise its administration. Beginning in October 1990, the federal government required each state to implement a JOBS program, which is designed to help needy families with children to avoid long-term Welfare dependency by providing education, training, job placement and other supportive services, including child care.

     Under the recently enacted Welfare Reform Act, AFDC and JOBS have been combined into a single program, known as "Temporary Assistance to Needy Families" or "TANF." Under TANF the federal government will make "block grants" of funds to the states, to be administered at the state level in programs that include certain mandatory work, education and job-related activities, including job training and job search for the purposes of: (i) providing needy families with time-limited assistance in order to end their dependency on government benefits and achieve self-sufficiency; (ii) preventing and reducing out-of-wedlock pregnancies, especially teenage pregnancies; and (iii) encouraging the formation and maintenance of two-parent families. While the federal act provides general requirements, states must determine how these requirements will be met.

     Child Support Enforcement. The federal Child Support Enforcement ("CSE") program, authorized under Title IV-D of the Social Security Act, was established in 1975 in response to the increasing failure of many parents to provide financial support to their children. The purpose of the CSE program is to help strengthen families and reduce Welfare dependency by placing the responsibility for supporting children on the parents rather than on the government. State governments are generally required to locate absent parents, establish paternity if necessary, obtain judicial support orders and collect the support payments required by those orders. Child Support Enforcement has been the subject of close scrutiny in recent years and is an area of health and human services where government has sought significant private sector involvement including full service program management efforts.

     The Child Support Enforcement Amendments of 1984 mandated that state CSE information systems, in order to receive matching federal funding, must meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy and reporting. The Family Support Act of 1988, effective October 1992, mandated enhanced functional requirements for state CSE systems, including the implementation of automated systems able to interface electronically with other state systems such as Welfare, driver and vehicle registration and Medicaid systems.

     Social Security Disability Insurance and Supplemental Social Security Income. Titles II and XVI of the federal Social Security Act provide for the administration and distribution of financial assistance to disabled individuals whose impairments make them unemployable. These benefits fall into two categories: (i) Social Security Disability Insurance (Title II) provides financial benefits to individuals who have contributed to Social Security during a prior period of employment; and (ii) Supplemental Security Income or SSI (Title XVI) provides financial benefits to individuals who meet all the disability criteria used to determine eligibility under Title II, but who have not made a sufficient contribution to Social Security. Recently, there has been political pressure on the Social Security Administration (the "SSA") to review the caseload of Title II and Title XVI beneficiaries to ensure that each individual's disability still exists and that the extent of such disability remains sufficient to preclude employment. In addition, the SSA has been under pressure to increase and improve vocational rehabilitation efforts focused on returning disabled beneficiaries to work and self-sufficiency.

     Medicaid and Medicare. Medicaid and Medicare were implemented under Title XVIII and XIX of the Social Security Act. Medicaid is a federal-state matching entitlement program, that provides reimbursement for the cost of medical care to low-income individuals who are aged, blind, disabled or AFDC beneficiaries, and to certain pregnant woman and children. Within broad federal guidelines, each state designs and administers its own program. Eligibility and claims processing systems are automated by each state to handle this program, which is typically the largest line item in a state budget. Federal assistance is also available on a waiver basis for managed care enrollment for Medicaid recipients and similar populations. Medicare is a federal entitlement program providing reimbursement of a portion of the cost of medical care provided to the elderly.

HUMAN RESOURCES

     As of November 30, 1997 the Company had 1,577 employees, consisting of 1,368 employees in the Government Operations Group, 108 employees in the Consulting Group and 101 administrative employees. The Company's success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs a full-time human resources coordinator, retains several executive search firms and relies on personal and business contacts to recruit senior level employees for senior management positions in the Government Operations Group and the Consulting Group and for senior administrative positions. When the Company's Government Operations Group is awarded a contract by state or local government, the Company is often under a tight timetable to hire project leaders and case management personnel to meet the needs of the new project. To meet such needs, the Company engages in intensive short-term hiring efforts at the project's location.

     The Company's hiring focus is to identify candidates who are well suited by background and temperament to serve the Company's government clients. The Company's Government Operations employees are largely drawn from government employment positions, while the Consulting Group employees are largely selected from other consulting organizations and government agencies.

     MAXIMUS offers employees an internal training program designed to enhance professional skills and knowledge. Offered twice a year, the three-day program includes human resources topics such as cultural sensitivity, sexual harassment and wrongful termination; marketing, proposal writing and public relations; project administration topics, such as contract negotiations, project management, deliverable preparation and client management; and technology updates. In addition, MAXIMUS offers partial tuition reimbursement for employees pursuing relevant degree programs and fully reimburses employees for relevant training seminars and short courses.

     The Company promotes loyalty and continuity of its employees by offering packages of base and incentive compensation and benefits that it believes are significantly more attractive than those offered by the government or other government consulting firms in general. In addition, to attract and retain employees, the Company has established several employee benefit plans, including a 401(k) savings and retirement plan and the Company's 1997 Equity Incentive Plan.

ITEM 2.  PROPERTIES

     The Company is headquartered in McLean, Virginia, in a 21,000 square foot office building which is owned by the Company. The Company leases office space for other management and administrative functions in connection with the performance of its contracts in various states and foreign countries. On November 30, 1997, the Company conducted operations from thirty-six leased office facilities totaling approximately 318,000 square feet. See Note 6 of Notes to Financial Statements. The lease terms vary from month-to-month to three-year leases and are at market rates. The Company believes that additional space will be required as the business expands and believes that it will be able to obtain such space as needed.

ITEM 3.  LEGAL PROCEEDINGS

     On March 12, 1997, Network Six, Inc. ("Network Six") served MAXIMUS with a First Amended Third-Party Complaint filed in the State of Hawaii Circuit Court of the First Circuit. In this complaint, Network Six named the Company and other parties as third party defendants in an action by the State of Hawaii against Network Six. In 1991, the Company's Consulting Group was engaged by the State of Hawaii to provide assistance in planning for and monitoring the development and implementation by Hawaii of a statewide automated child support system. In 1993, Hawaii contracted with Network Six to provide systems development and implementation services for this project. In 1996, the state terminated the Network Six contract for cause and filed an action against Network Six. Network Six counterclaimed against Hawaii that the state breached its obligations under the contract with Network Six. In the Third Party Complaint, Network Six alleges that the Company is liable to Network Six on grounds that: (i) Network Six was an intended third party beneficiary under the contract between the Company and Hawaii; (ii) the Company engaged in bad faith conduct and tortiously interfered with the contract and relationship between Network Six and Hawaii; (iii) the Company negligently breached duties to Network Six; and (iv) the Company aided and abetted Hawaii in Hawaii's breach of contract. Network Six's complaint seeks damages, including punitive damages, from the third party defendants in an amount to be proven at trial. The Company believes that Network Six was not an intended third party beneficiary under its contract with Hawaii and that Network Six's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business, and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense. A decision by the court in Network Six's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 28, 1997, an individual who was a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company does not believe that this action will have a material adverse effect on the Company's business, and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense.

     The Company is not a party to any material legal proceedings, except as set forth above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

             NAME                AGE                 POSITION
------------------------------   ----   -----------------------------------
David V. Mastran..............    55    President and Chief Executive
                                        Officer
Raymond B. Ruddy..............    54    Vice President of the Company and
                                        President of Consulting Group
Russell A. Beliveau...........    50    President of Government Operations
                                        Group
F. Arthur Nerret..............    50    Vice President, Finance, Treasurer
                                        and Chief Financial Officer
Donna J. Muldoon..............    55    Vice President of Administrative
                                        Services and Secretary
Susan D. Pepin................    43    President of Systems Planning and
                                        Integration Division
Lynn P. Davenport.............    50    President of Human Services
                                        Division
Robert J. Muzzio..............    63    Executive Vice President
Ilene R. Baylinson............    41    President of Federal Services
                                        Division

     David V. Mastran has served as President and Chief Executive Officer since he founded the Company in 1975. Dr. Mastran received his Sc. D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965.

     Raymond B. Ruddy has served as the Chairman of the Board of Directors since 1985 and President of the Company's Consulting Group since 1986. From 1969 until he joined the Company, Mr. Ruddy served in various capacities with Touche Ross & Co., including, Associate National Director of Consulting from 1982 until 1984 and Director of Management Consulting (Boston, Massachusetts office) from 1978 until 1983. Mr. Ruddy received his M.B.A. from the Wharton School of Business of the University of Pennsylvania and his B.S. in Economics from Holy Cross College.

     Russell A. Beliveau has served as the President of the Company's Government Operations Group since 1995. Mr. Beliveau has more than 20 years experience in the Health and Human Services Industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau's past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his M.B.A. in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974.

     F. Arthur Nerret has served as Treasurer and Chief Financial Officer of the Company since 1994 and serves as Trustee of the Company's 401(k) Plan. He has over 24 years of accounting experience as a CPA. From 1981 until he joined the Company, Mr. Nerret held a variety of positions at Frank E. Basil, Inc. in

Washington, D.C. including Vice President, Finance from 1991 to 1994 and Director of Finance from 1989 until 1991. Mr. Nerret received his B.S. in Accounting from the University of Maryland in 1970.

     Donna J. Muldoon has served as the Vice President of the Company's Administrative Services Division since 1989 and has served in various administrative capacities since 1978. Before joining the Company, Ms. Muldoon was an Administrative/Top Secret Control Officer with the Department of the Air Force, Logistic Plans and Programs, from 1973 until joining the Company.

     Susan D. Pepin has served as the President of the Company's Systems Planning and Integration Division since 1994 and has been with the Company since 1988. She has over 17 years experience in technical management and consulting with a focus on health and human services management information systems. Before joining the Company, Ms. Pepin served as Director of Eligibility Systems for the Massachusetts Department of Public Welfare from 1984 until 1987 and a Project Leader for Wang Laboratories, Inc. from 1979 until 1984. Ms. Pepin received her B.S. in Home Economics with a concentration in Consumer Studies and a minor in Business from the University of New Hampshire in 1976.

     Lynn P. Davenport has served as the President of the Company's Human Services Division since he joined the Company in 1991 after 17 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining the Company, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969.

     Robert J. Muzzio has served in various positions with the Company since 1979, including Executive Vice President since 1987, and has more than 30 years of experience as a health care administrator, health systems researcher, and personnel and manpower analyst. Prior to joining the Company, Mr. Muzzio held many public and private sector positions in the health care industry, including Life Support Coordinator for the Morrison Knudsen Saudi Arabia Consortium in 1978 and 1979 and Director of the Personnel Policies Division of the Office of the Surgeon General, Department of the Army, from 1976 until 1978. Mr. Muzzio received his M.A. in Health Care Administration from Baylor University in 1967 and his B.A. in Public Health from San Jose State College in 1956.

     Ilene R. Baylinson has served as the President of the Company's Federal Services Division since 1995 and as Chief Operating Officer from 1991 to 1995. She has more than 17 years of experience in health and human services program administration. After obtaining her B.A. from John Hopkins University in 1978, Ms. Baylinson worked in a variety of positions for Koba Associates, Inc. of Washington, D.C., including Senior Vice President for Corporate Management, Marketing and Operations from 1989 until her departure and Corporate Vice President/Director, Law and Justice Division from 1985 through 1991.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

     The Company's Common Stock commenced trading on June 13, 1997 on the New York Stock Exchange under the symbol "MMS." As of December 1, 1997, there were 123 holders of record of the Company's Common Stock, and the Company's registrar and transfer agent estimates that as of November 30, 1997 there were approximately 2,000 beneficial owners of the Company's Common Stock. Prior to June 13, 1997, there was no public market for the Common Stock or any other securities of the Company.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the New York Stock Exchange.

                                                                HIGH           LOW
                                                               ------         ------
          YEAR ENDED SEPTEMBER 30, 1997
               Third Quarter (from June 13, 1997)............  $18.37         $17.00
               Fourth Quarter................................  $32.88         $17.88

     As of September 30, 1997, the Company has granted options for 527,975 shares of the Company's Common Stock under the Company's 1997 Equity Incentive Plan("Equity Plan") and options for 4,000 shares under its 1997 Director Stock Option Plan. As of such date, 3,025 options had been exercised under the Equity Plan at an exercise price of $1.46 per share.

     Prior to its initial public offering, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the periods prior to the initial public offering. The completion of the Company's initial public offering during June 1997 resulted in the termination of the Company's S corporation status for income tax purposes. In connection therewith, the Company recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997.

     During 1997, the Company made cash distributions totaling $1,212,000 to its then existing shareholders prior to the initial public offering (referred to herein as "S Corporation Shareholders"). In connection with the initial public offering, the Company made an additional distribution of $20,500,000 to its S Corporation Shareholders and accrued an additional distribution at September 30, 1997 in the amount of $5,748,000, such aggregate amount representing the undistributed earnings of the Company taxed or taxable to shareholders through the date of the initial public offering.

     The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                              YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:
     Government Operations Group(1)..............  $18,071   $11,779   $16,951   $20,681   $65,757
     Consulting Group............................   12,522    15,138    20,698    25,902    30,578
     SSA Contract(2).............................       --     2,943    14,314    56,530    31,612
                                                   -------   -------   -------   -------   -------
          Total revenues.........................   30,593    29,860    51,963   103,113   127,947
     Cost of revenues............................   15,388    21,716    36,071    78,429    94,254
                                                   -------   -------   -------   -------   -------
     Gross profit................................   15,205     8,144    15,892    24,684    33,693
     Selling, general and administrative
       expenses..................................   10,178     6,979     9,078    13,104    16,782
     Stock option compensation expense(3)........       --        --        --        --     5,874
                                                   -------   -------   -------   -------   -------
     Income from operations......................    5,027     1,165     6,814    11,580    11,037
     Interest and other income...................       80        80       169       264       928
                                                   -------   -------   -------   -------   -------
     Income before income taxes..................    5,107     1,245     6,983    11,844    11,965
     Provision (benefit) for income taxes(4).....      114        (5)      124       225     3,376
                                                   -------   -------   -------   -------   -------
     Net income(4)...............................  $ 4,993   $ 1,250   $ 6,859   $11,619   $ 8,589
                                                   =======   =======   =======   =======   =======
PRO FORMA STATEMENT OF INCOME DATA:(5)
Historical income before income taxes...................................................   $11,965
Pro forma income tax expense............................................................     4,786
                                                                                           -------
Pro forma net income....................................................................   $ 7,179
                                                                                           =======
Pro forma net income per share..........................................................   $  0.54
                                                                                           =======
Shares used in computing pro forma net income per share(6)..............................    13,249

                                                                    SEPTEMBER 30,
                                                   -----------------------------------------------
                                                    1993      1994      1995      1996      1997
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments....................................  $ 1,093   $   326   $ 2,502   $ 3,333   $51,829
Working capital..................................    6,818     6,855    13,184    22,700    62,567
Total assets.....................................   12,745    15,049    22,670    35,493    96,825
Redeemable common stock..........................    6,971     6,889    10,578    16,757        --
Common Stock.....................................       --        --        --        --    66,730
Total shareholders' equity.......................    2,484     2,921     5,706     9,197    66,139

---------------

(1) In fiscal year 1993, the Company's Government Operations Group had revenues of $10.4 million related to a significant contract that expired in July 1993. No further revenues were received under this contract after its expiration.

(2) Represents revenues under a significant contract with the federal Social Security Administration, which terminated pursuant to legislative action and under which no revenues were earned after March 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) In January 1997, the Company issued options to various employees to purchase 403,975 shares of the Company's common stock at a formula price based on book value. During 1997, the Company recorded a non-recurring charge against income of $5,874,000 for the difference between the initial public offering price and the formula price for all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055,000. The option exercise price is a formula price based on the adjusted book value of the Common Stock at September 30, 1996, and was established pursuant to the pre-existing shareholder agreement.

(4) For each of the four fiscal years ended September 30, 1996, and during fiscal year 1997 up to June 12, 1997, no federal income taxes have been recorded due to the Company's S corporation status. For these periods, the tax provision consists of state taxes for those states in which the Company, rather than the shareholders, is liable for income taxes. Upon completion of the initial public offering, the Company's S Corporation status terminated for federal and state taxation purposes, and the Company recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997.

(5) Pro forma net income and pro forma net income per share reflect federal and state income taxes (assuming a 40% combined effective tax rate) as if the Company had been taxed as a C corporation during the full fiscal year ended September 30, 1997 .

(6) Assumes 13,249,000 shares were issued and outstanding during the fiscal year ended September 30, 1997 consisting of 12,305,500 weighted average shares outstanding, the shares issuable upon the exercise of options granted in January and June 1997, and the shares necessary to replace equity distributed as a result of the S Corporation Dividend. See Note 3 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company's revenues are generated from contracts with various payment arrangements, including: (i) costs incurred plus a fixed fee ("cost-plus"); (ii) fixed price; (iii) performance-based criteria; and (iv) time and materials reimbursement (utilized primarily by the Consulting Group). For the fiscal year ended September 30, 1997, revenues from these contract types were approximately 39%, 40%, 17% and 4%, respectively, of total revenues. Traditionally, federal government contracts have been cost-plus and a majority of the contracts with state and local government agencies have been fixed price and performance-based. Fixed price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because the Company is subject to potential cost overruns or inaccurate revenue estimates. As discussed further below, the SSA Contract was terminated in December 1996 as a result of legislative action. Excluding the SSA Contract, fiscal 1997 revenues from the above contract types were approximately 20%, 53%, 23% and 4%, respectively, of total revenues.

     In October 1996, President Clinton signed into law an amendment to the Social Security Act of 1935, effective January 1, 1997, that eliminated Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result of this legislative act, the Social Security Administration terminated the SSA Contract effective at the end of February 1997. All services provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $31.6 million, $56.5 million, $14.3 million and $2.9 million to the Company's revenues in the fiscal years 1997, 1996, 1995 and 1994, respectively.

     The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30 1997, the Company's average Government Operations contract duration was 3 1/2 years. The

Company's Consulting Group is typically engaged for periods in excess of 24 months. Indicative of the long-term nature of the Company's engagements, approximately 59% of the Company's fiscal 1997 revenues were in backlog as of September 30, 1996.

     The Company's most significant expense is cost of revenues, which consists primarily of project related employee salaries and benefits, subcontractors, computer equipment and travel expenses. The Company's ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the service costs related to the Company's fixed price and performance-based contracts. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client. The profitability of the Consulting Group's contracts is largely dependent upon the utilization rates of its consultants and the success of its performance-based contracts.

     Selling, general and administrative expenses consist of management, marketing and administration costs including salaries, benefits, travel, recruiting, continuing education and training, facilities costs, printing, reproduction, communications and equipment depreciation. Selling, general and administrative expenses as a percentage of revenues have decreased in recent years as these costs have been absorbed by a larger revenue base.

     During its third fiscal 1997 quarter, the Company recognized two significant charges against income. The completion of its initial public offering resulted in the termination of the Company's S corporation status. As a result the Company recorded a non-recurring deferred tax charge of $2.6 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997, the day prior to the initial public offering. In connection with the offering, on January 31, 1997, certain key employees of the Company surrendered rights to purchase shares of Common Stock of the Company in exchange for options to purchase shares of Common Stock at an exercise price of $1.46 per share. The Company recognized a non-cash compensation charge against income equal to the difference between the initial public offering price and the option exercise price for all outstanding options. Compensation expense totaling $150,000 had been recognized through March 31, 1997, and, in the third fiscal quarter, the Company recognized an additional charge against income of $5.7 million. The option exercise price was based on the adjusted book value of the Common Stock at September 30, 1996, and was established pursuant to the pre-existing shareholder agreement with these employees.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                           YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------
                                                         1995        1996        1997
                                                         -----       -----       -----
          Revenues:
               Government Operations Group.............   32.6%       20.1%       51.4%
               Consulting Group........................   39.8        25.1        23.9
               SSA Contract............................   27.6        54.8        24.7
                                                         -----       -----       -----
               Total revenues..........................  100.0       100.0       100.0
                                                         =====       =====       =====
          Gross profit:
               Government Operations Group.............   22.7        20.3        22.3
               Consulting Group........................   48.0        46.9        47.8
               SSA Contract............................   14.8        14.7        13.9
                    Gross profit as percentage of total
                      revenues.........................   30.6        23.9        26.3
          Selling, general and administrative
            expenses...................................   17.5        12.7        13.1
               Stock option compensation expense.......     --          --         4.6
                                                         -----       -----       -----
          Income from operations.......................   13.1        11.2         8.7
          Interest and other income....................    0.3         0.3         0.7
                                                         -----       -----       -----
          Income before income taxes...................   13.4        11.5         9.4
          Provision for income taxes...................    0.2         0.2         2.6
                                                         -----       -----       -----
          Net income...................................   13.2%       11.3%        6.7%
                                                         =====       =====       =====

  Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

     Revenues. Total revenues increased 24.1% to $127.9 million in fiscal 1997 from $103.1 million in fiscal 1996. Government Operations Group revenues increased 26.1% to $97.4 million in fiscal 1997 from $77.2 million in fiscal 1996 due to an increase in the number of projects offset by a decrease in revenue from the SSA Contract, which was terminated in February 1997. The SSA Contract contributed $31.6 million to fiscal 1997 revenues as compared to $56.5 million to fiscal 1996 revenues. Excluding the SSA Contract, Government Operations Group revenues increased 218.0% to $65.8 million in fiscal 1997 from $20.7 million in fiscal 1996 due to increases in the numbers of contracts in the Welfare Reform, Managed Care Enrollment Services, and Child Support Enforcement divisions of the group. Consulting Group revenues increased 18.1% to $30.6 million in fiscal 1997 from $25.9 million in fiscal 1996 due to an increase in the number of contracts and increased revenues from revenue maximization contracts and international business. Revenues attributable to revenue maximization contracts grew to $7.4 million in fiscal 1997 from $5.1 million in fiscal 1996.

     Gross Profit. Total gross profit increased 36.5% to $33.7 million in fiscal 1997 from $24.7 million in fiscal 1996. Government Operations Group gross profit increased 52.1% to $19.1 million in fiscal 1997 from $12.5 million in fiscal 1996. As a percentage of revenues, Government Operations Group gross profit increased to 19.6% in fiscal 1997 from 16.2% in fiscal 1996 primarily due to the decreased revenue volume of the SSA contract in fiscal 1997, which had a lower gross profit margin than other contracts in the Group, and to favorable profit recognition adjustments on two large projects. Excluding the SSA contract, Government Operations Group gross profit as a percentage of revenues increased to 22.3% in fiscal 1997 from 20.3% in fiscal 1996. Consulting Group gross profit increased 20.4% to $14.6 million in fiscal 1997 from $12.1 million in fiscal 1996 due principally to the increased revenues. As a percentage of revenues, Consulting Group gross profit increased to 47.8% in fiscal 1997 from 46.9% in fiscal 1996 which represents normal variability of gross profit from period to period.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 28.1% to $16.8 million in fiscal 1997 from $13.1 million in fiscal 1996. This increase in costs was due to increases in both professional and administrative personnel and professional fees necessary to support the Company's growth and marketing and proposal preparation expenditures incurred to pursue further growth. From September 30, 1996 to September 30, 1997, administrative and systems personnel increased 39.3% from 61 to 85. As a percent of revenues, selling, general and administrative expenses increased to 13.1% for fiscal 1997 from 12.7% for fiscal 1996 to support the growth of the Company from 754 total employees at September 30, 1996 to 1,421 total employees at September 30, 1997.

  Provision for Income Taxes

     For the years ended September 30, 1995 and 1996, no federal income taxes have been recorded due to the Company's S corporation status. For these years, the tax provision consists of state taxes for those states in which the Company, rather than the shareholders, is liable for income taxes. Upon completion of the IPO, the Company's S Corporation status terminated for federal and state taxation purposes, and the Company recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997. Income taxes at normal corporate rates have been provided for the period from June 13, 1997 to September 30, 1997.

  Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

     Revenues. Total revenues increased 98.4% to $103.1 million in fiscal 1996 from $52.0 million in fiscal 1995. Government Operations Group revenues increased 147.0% to $77.2 million in fiscal 1996 from $31.3 million in fiscal 1995. This growth was due to an increase in the number of projects and an increase in revenues from the SSA Contract, which contributed $56.5 million to fiscal 1996 revenues as compared to $14.3 million to fiscal 1995 revenues. Excluding the SSA Contract, Government Operations Group revenues increased 22.0% to $20.7 million in fiscal 1996 from $17.0 million in fiscal 1995. Consulting Group revenues increased 25.1% to $25.9 million in fiscal 1996 from $20.7 million in fiscal 1995 primarily due to an increase in revenues from revenue maximization contracts. The Consulting Group's nine revenue maximization contracts in fiscal 1996 contributed $5.1 million to fiscal 1996 revenues as compared to two revenue maximization contracts which contributed $2.2 million to fiscal 1995 revenues.

     Gross Profit. Total gross profit increased 55.3% to $24.7 million in fiscal 1996 from $15.9 million in fiscal 1995. Government Operations Group gross profit increased 110.6% to $12.5 million in fiscal 1996 from $6.0 million in fiscal 1995. As a percentage of revenues, Government Operations Group gross profit decreased to 16.2% in fiscal 1996 as compared to 19.0% in fiscal 1995, primarily due to the increased revenue contribution of the SSA Contract, which had a lower gross margin. Excluding the SSA Contract, as a percentage of revenues, Government Operations Group gross profit decreased to 20.3% for fiscal 1996 from 22.7% for fiscal 1995. Consulting Group gross profit increased 22.2% to $12.1 million in fiscal 1996 from $9.9 million in fiscal 1995 as a result of higher revenues. As a percentage of revenues, Consulting Group gross profit decreased to 46.9% in fiscal 1996 from 48.0% in fiscal 1995, which represents normal variability of gross profit from year to year.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 44.3% to $13.1 million in fiscal 1996 from $9.1 million in fiscal 1995. This increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth. The total number of employees increased to 754 at September 30, 1996 from 439 at September 30, 1995. Additionally, marketing and proposal preparation expenditures increased as the Company pursued further revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased to 12.7% in fiscal 1996 from 17.5% in fiscal 1995 due to the Company's ability to support its growth without a proportionate increase in associated costs.

QUARTERLY RESULTS

     Set forth below are selected income statement data for the eight quarters ended September 30, 1997. This information is derived from unaudited quarterly financial statements which include, in the opinion of management, all adjustments necessary for a fair presentation of the information for such periods. This information should be read in conjunction with the Financial Statements and related footnotes included as Item 8 in this Form 10-K. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

                                                                              QUARTERS ENDED
                                           -------------------------------------------------------------------------------------
                                           DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,
                                             1995       1996       1996       1996       1996       1997       1997       1997
                                           --------   --------   --------   --------   --------   --------   --------   --------
                                                                              (IN THOUSANDS)
Revenues:
Government Operations Group..............  $ 4,102    $ 4,947    $ 4,896    $ 6,736    $ 8,029    $15,551    $19,158    $23,019
Consulting Group.........................    5,152      7,333      5,832      7,585      6,704      6,885      8,138      8,851
SSA Contract.............................    7,446     10,606     17,170     21,308     22,511      9,082         19         --
                                           -------    -------    -------    -------    -------    -------    -------    -------
Total Revenues...........................   16,700     22,886     27,898     35,629     37,244     31,518     27,315     31,870
Cost of revenues.........................   12,027     16,962     21,577     27,863     29,534     23,323     18,561     22,836
                                           -------    -------    -------    -------    -------    -------    -------    -------
Gross profit.............................    4,673      5,924      6,321      7,766      7,710      8,195      8,754      9,034
Selling, general and administrative
  expenses...............................    2,742      3,144      3,343      3,875      4,039      3,972      4,298      4,473
                                           -------    -------    -------    -------    -------    -------    -------    -------
Stock option compensation expense........       --         --         --         --         --        150      5,724         --
Income (loss) from operations............    1,931      2,780      2,978      3,891      3,671      4,073     (1,268)     4,561
Interest and other income................       53         46         63        102         84         64        185        595
                                           -------    -------    -------    -------    -------    -------    -------    -------
Income (loss) before income taxes........    1,984      2,826      3,041      3,993      3,755      4,137     (1,083)     5,156
Provision for income taxes...............       39         55         60         71         57         93      1,011      2,215
                                           -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss)........................  $ 1,945    $ 2,771    $ 2,981    $ 3,922    $ 3,698    $ 4,044    ($2,094)   $ 2,941
                                           =======    =======    =======    =======    =======    =======    =======    =======

     The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that the Company has been awarded and general economic conditions. Because a significant portion of the Company's expenses are relatively fixed, successful contract performance and variation in the volume of activity as well as in the number of contracts commencing or completed during any quarter may cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a pattern in its results of operations pursuant to which it incurs greater operating expenses during the start-up and early stages of significant contracts. In addition, the termination of the SSA Contract and the absence of revenues thereunder after March 31, 1997, significantly reduced the Company's revenue base as compared to previous quarters. See previous discussion for the significant difference in the provision for income taxes for the periods. No assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity has been cash flows from operations. The Company's cash flows from operations were $17.3 million, $3.1 million and $2.7 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The increase in cash from operations in fiscal 1997 as compared to fiscal 1996 is due primarily to higher net income earned during fiscal 1997, after adjusting for the $5.9 million non-cash compensation charge related to the Company's initial public offering, a net increase in current and deferred income taxes payable of $2.9 million due to the termination of the Company's S corporation status during fiscal 1997, and an increase in accrued compensation and employee benefits payable at September 30, 1997 of $4.0 million principally due to the increased number of employees, and an increase in billings in excess of costs and estimated earnings of $6.5 million. The timing of receipt of contract payments can vary and, combined with the requirement to provide start-up funding for new projects, cash flows fluctuate from period to period.

     Of the $40.3 million of cash flow used for investing activities for the year ended September 30, 1997, $39.9 million was used to purchase short-term municipal and commercial bonds, which can be readily converted to cash if needed. The Company has no material commitments for capital expenditures and, as a services company, does not anticipate making any significant capital expenditures during fiscal year 1998.

     Cash flows from financing activities were $31.7 million in fiscal 1997. The Company received proceeds of $53.8 million for the sale of stock in its initial public offering, net of underwriters fees and other expenses. The Company made S corporation distributions of $21.7 million, representing a portion of the estimated income taxed or taxable to the S Corporation Shareholders through the date of the initial public offering. Based upon the fiscal year 1997 income allocated to the Company's S Corporation Shareholders, an additional $5.7 million of S Corporation Dividend was accrued at September 30, 1997, which is anticipated to be paid during the fiscal quarter ending December 31, 1997. The Company does not anticipate the payment of dividends in fiscal year 1998, other than the remaining S Corporation Dividend payable to S Corporation Shareholders.

     The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.5 million at September 30, 1997. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs and, at September 30, 1997, the Company had $9.5 million available under the Credit Facility.

     In November 1997, the Company entered into a non-binding letter of intent with another corporation to acquire 100% of the stock of such other corporation in exchange for stock of MAXIMUS. In addition, in November 1997, the Company entered into a non-binding letter of intent to purchase certain Medicaid enrollment contracts and operations for a cash amount of $5.7 million, subject to adjustments. It is anticipated that both of these transactions will be finalized in the fiscal quarter ending March 31, 1998. It is not anticipated that these acquisitions will have a material effect on the liquidity of the Company.

     The Company believes its current cash resources and marketable securities, together with funds generated by operations, will be adequate to fund its anticipated cash needs during the next 12 months, which may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, expansion of international operations, investment in upgraded systems infrastructure or acquisitions of other businesses, technologies, product rights or distribution rights.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     See Note 2 of Notes to the Financial Statements appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; risks related to possible acquisitions; and legal, economic and other risks detailed in Exhibit
99.1 to this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

         Report of Independent Auditors

         Balance Sheets as of September 30, 1996 and 1997

         Statements of Income for the years ended September 30, 1995, 1996 and 1997

         Statements of Changes in Redeemable Common Stock and
         Shareholders' Equity for the years ended September 30, 1995, 1996 and 1997

         Statements of Cash Flows for the years ended September 30, 1995, 1996 and 1997

         Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
MAXIMUS, Inc.

     We have audited the accompanying balance sheets of MAXIMUS, Inc. as of September 30, 1996 and 1997, and the related statements of income, changes in redeemable common stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAXIMUS, Inc. at September 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                            /S/ ERNST & YOUNG LLP

Washington, D.C.
November 28, 1997

                                 MAXIMUS, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                          1996          1997
                                                                         -------       -------
ASSETS
  Current assets:
  Cash and cash equivalents...........................................   $ 2,326       $10,960
  Marketable securities...............................................     1,007        40,869
  Accounts receivable.................................................    25,352        33,651
  Costs and estimated earnings in excess of billings (Note 4).........     2,949         5,605
  Prepaid expenses and other current assets...........................       605         1,292
  Deferred income taxes (Note 8)......................................        --           729
                                                                         -------       -------
Total current assets..................................................    32,239        93,106
Property and equipment at cost:
  Land................................................................       662           662
  Building and improvements...........................................     1,676         1,721
  Office furniture and equipment......................................     1,206         1,645
  Leasehold improvements..............................................       188           188
                                                                         -------       -------
                                                                           3,732         4,216
  Less: Accumulated depreciation and amortization.....................    (1,096)       (1,346)
                                                                         -------       -------
Total property and equipment, net.....................................     2,636         2,870
Other assets..........................................................       618           849
                                                                         -------       -------
Total assets..........................................................   $35,493       $96,825
                                                                         =======       =======
LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................   $ 2,043       $ 3,099
  Accrued compensation and benefits...................................     1,912         5,874
  Billings in excess of costs and estimated earnings (Note 4).........     5,208        11,749
  Note payable........................................................        --           188
  Income taxes payable................................................        19         3,881
  Deferred income taxes...............................................       357            --
  S corporation distribution payable (Note 9).........................        --         5,748
                                                                         -------       -------
Total current liabilities.............................................     9,539        30,539
Deferred income taxes (Note 8)........................................        --           147
                                                                         -------       -------
Total liabilities.....................................................     9,539        30,686
Commitments and contingencies (Notes 6 and 10)
Redeemable common stock (Note 9):
  No par value; 30,000,000 shares authorized; 11,453,145 shares issued
     and outstanding at September 30, 1996, at redemption amount......    16,757            --
Shareholders' equity (Note 9):
  Common stock:
  No par value; 30,000,000 shares authorized; 14,790,470 shares issued
     and outstanding at September 30, 1997............................        --        66,730
  Retained earnings (deficit).........................................     9,197          (591)
                                                                         -------       -------
Total shareholders' equity............................................     9,197        66,139
                                                                         -------       -------
Total liabilities, redeemable common stock and shareholders' equity...   $35,493       $96,825
                                                                         =======       =======

                       See notes to financial statements.

                                 MAXIMUS, INC.

                              STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                   --------------------------------------
                                                                     1995          1996           1997
                                                                   --------      ---------      ---------
Revenues.......................................................    $ 51,963      $ 103,113      $ 127,947
Cost of revenues...............................................      36,071         78,429         94,254
                                                                   --------      ---------      ---------
Gross profit...................................................      15,892         24,684         33,693
Selling, general and administrative expenses...................       9,078         13,104         16,782
Stock option compensation expense (Note 9).....................          --             --          5,874
                                                                   --------      ---------      ---------
Income from operations.........................................       6,814         11,580         11,037
Interest and other income......................................         169            264            928
                                                                   --------      ---------      ---------
Income before income taxes.....................................       6,983         11,844         11,965
Provision for income taxes (Note 8)............................         124            225          3,376
                                                                   --------      ---------      ---------
Net income.....................................................    $  6,859      $  11,619      $   8,589
                                                                   ========      =========      =========
Pro forma data (unaudited) (Note 3):
     Historical income before taxes............................                                 $  11,965
     Pro forma income tax expense..............................                                     4,786
                                                                                                ---------
     Pro forma net income......................................                                 $   7,179
                                                                                                =========
     Pro forma net income per share............................                                 $    0.54
                                                                                                =========
     Shares used in computing pro forma net income per share...                                    13,249

                       See notes to financial statements.

                                 MAXIMUS, INC.

   STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                             SHAREHOLDERS' EQUITY
                                                                             --------------------
                                                              REDEEMABLE                 RETAINED
                                                                COMMON       COMMON      EARNINGS
                                                                STOCK         STOCK      (DEFICIT)
                                                              ----------     -------     --------
Balance at September 30, 1994...............................   $  6,889           --     $  2,921
     Purchase of redeemable common stock from employees.....       (548)          --           --
     Issuance of redeemable common stock to employees.......        277           --           --
     Net income.............................................         --           --        6,859
     Adjustment to redemption value of redeemable common
       stock................................................      3,957           --       (3,957)
     S Corporation distributions............................         --           --         (117)
                                                               --------      -------     --------
Balance at September 30, 1995...............................     10,575           --        5,706
     Issuance of redeemable common stock to employees.......        229           --           --
     Net income.............................................         --           --       11,619
     Adjustment to redemption value of redeemable common
       stock................................................      5,953           --       (5,935)
     S Corporation distributions............................         --           --       (2,175)
                                                               --------      -------     --------
Balance at September 30, 1996...............................     16,757           --        9,197
     Purchase of redeemable common stock from employees.....       (626)          --           --
     Issuance of common stock to employees..................         --            4           --
     Compensation charge for stock options..................         --        5,874           --
     Net income.............................................         --           --        8,589
     Adjustment to retained earnings upon termination of S
       Corporation status...................................         --       (9,083)       9,083
     Reclassification of redeemable common stock upon
       initial public offering..............................    (16,131)      16,131           --
     Net proceeds from sale of common stock in initial
       public offering......................................         --       53,804           --
     S Corporation distributions............................         --           --      (27,460)
                                                               --------      -------     --------
Balance at September 30, 1997...............................   $     --      $66,730     $   (591)
                                                               ========      =======     ========

                       See notes to financial statements.

                                 MAXIMUS, INC.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                1995        1996         1997
                                                               -------     -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................................  $ 6,859     $11,619     $  8,589
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation............................................      168         307          415
     Stock option compensation expense.......................       --          --        5,874
     Other...................................................     (134)        (22)        (165)
     Changes in assets and liabilities:
       Accounts receivable, net..............................   (6,646)     (9,411)      (8,299)
       Costs and estimated earnings in excess of billings....    1,587      (2,173)      (2,656)
       Prepaid expenses and other current assets.............      245        (251)        (687)
       Other assets..........................................     (124)       (101)        (231)
       Accounts payable......................................    1,680        (157)       1,056
       Accrued compensation and benefits.....................      161       1,119        3,962
       Billings in excess of costs and estimated earnings....   (1,154)      2,090        6,541
       Income taxes payable..................................       41         (22)       3,862
       Deferred income taxes.................................       62         120         (939)
                                                               -------     -------     --------
  Net cash provided by operating activities..................    2,745       3,118       17,322
                                                               -------     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........................     (180)       (348)        (484)
  Purchase of marketable securities..........................       --      (1,000)     (39,862)
                                                               -------     -------     --------
  Net cash used in investing activities......................     (180)     (1,348)     (40,346)
                                                               -------     -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of expenses.....       --          --       53,804
  S Corporation distributions................................     (117)     (2,175)     (21,712)
  Payment for purchase of redeemable common stock............     (548)         --         (438)
  Issue of redeemable common stock to employees..............      277         229           --
  Issue of common stock to employees.........................       --          --            4
                                                               -------     -------     --------
  Net cash provided by (used in) financing activities........     (388)     (1,946)      31,658
                                                               -------     -------     --------
  Net increase (decrease) in cash and cash equivalents.......    2,177        (176)       8,634
  Cash and cash equivalents, beginning of year...............      325       2,502        2,326
                                                               -------     -------     --------
  Cash and cash equivalents, end of year.....................  $ 2,502     $ 2,326     $ 10,960
                                                               =======     =======     ========

                       See notes to financial statements.

                                 MAXIMUS, INC.

                         NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS

     MAXIMUS, Inc. (the "Company") provides a wide range of program management and consulting services to federal, state and local government health and human services agencies. The Company conducts its operations through two groups. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Services Group provides health and human services planning, information technology consulting, strategic program evaluation, program improvement, communications planning and assistance to state and local governments in identifying and collecting previously unclaimed federal welfare revenues.

     The Company operates predominantly in the United States. Revenues from foreign-based projects were less than 10% of total revenues for the year ended September 30, 1997.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the Company's more significant accounting policies.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates used in the earnings recognition process. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

  Revenue Recognition

     The Company generates revenue under various arrangements, generally long-term contracts under which revenues are based on costs incurred plus a negotiated fee, a fixed price or various performance-based criteria. Revenues for cost-plus contracts are recorded as costs are incurred and include a pro rata amount of the negotiated fee. Revenues on long-term fixed price and performance-based contracts are recognized as costs are incurred. The timing of billing to clients varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings.

     Management reviews the financial status of its contracts quarterly and adjusts revenues to reflect current expectations on realization of costs and estimated earnings in excess of billings. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. The Company has various fixed price and performance-based contracts that may generate profit in excess of the Company's expectations. The Company recognizes additional revenue and profit in these situations after management concludes that substantially all of the contractual risks have been eliminated, which generally is at task or contract completion.

  Marketable Securities

     Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity, if material.

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. There are no material unrealized gains or losses on marketable securities at September 30, 1997. At September 30, 1997 the marketable securities consisted primarily of short-term municipal and commercial bonds.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives of 32 years for the Company's building and between three and ten years for office furniture and equipment. Amortization of leasehold improvements is provided using the straight-line method over the lesser of the life of the improvement or the remaining term of the lease.

  Income Taxes

     Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

     Prior to its initial public offering, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal income tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the periods prior to the initial public offering. The completion of the Company's initial public offering during June 1997 resulted in the termination of the Company's S corporation status for income tax purposes. In connection therewith, the Company recorded a deferred tax charge against income of $2,566 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997.

  Accounting Standards Not Adopted

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share" which is required to be adopted in the Company's quarter ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary basic earnings per share, the dilutive effect of stock options will be excluded.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     The Company does not expect the impact of adopting these new accounting standards to be significant.

  Fair Value of Financial Instruments

     The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 1996 and 1997.

3.  PRO FORMA NET INCOME PER SHARE (UNAUDITED)

     The pro forma net income per share presentation in the accompanying statements of income has been computed giving effect to: (i) income tax expense as if the Company had been taxed as a C corporation at an estimated rate of 40% since the beginning of the period and (ii) the issuance, as of the beginning of the pro forma period presented, of the number of shares of common stock necessary to replace equity distributed as a result of the S corporation distributions to the extent that such distributions exceed earnings for the twelve months prior to the Company's initial public offering.

4.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Uncompleted contracts consist of the following components:

                                                                  BALANCE SHEET CAPTION
                                                           ------------------------------------
                                                               COSTS AND          BILLINGS IN
                                                               ESTIMATED        EXCESS OF COSTS
                                                              EARNINGS IN        AND ESTIMATED
                                                           EXCESS OF BILLINGS      EARNINGS
                                                           ------------------   ---------------
          September 30, 1996:
               Costs and estimated earnings..............       $ 89,893           $  60,489
               Billings..................................         86,944              65,697
                                                                --------           ---------
                                                                $  2,949           $   5,208
                                                                ========           =========
          September 30, 1997:
               Costs and estimated earnings..............       $136,008           $ 117,586
               Billings..................................        130,403             129,335
                                                                --------           ---------
                                                                $  5,605           $  11,749
                                                                ========           =========

     Costs and estimated earnings in excess of billings relate primarily to performance-based contracts which provide for billings based on attainment of results specified in the contract and differences between actual and provisional billing rates on cost-based contracts.

5.  CREDIT FACILITIES

     The Company maintained a $10 million revolving line of credit with a bank during the years ended September 30, 1996 and 1997. Borrowings under this line bear interest at LIBOR plus an amount which

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

5.  CREDIT FACILITIES -- (CONTINUED)

ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. Under the terms of the line, the Company is required to maintain at all times:
(i) an excess of current assets to current liabilities of not less than 1.5 to 1, (ii) net worth of $60 million, and (iii) a ratio of total liabilities to net worth of not more than 1.5 to 1. There were no outstanding borrowings under the line of credit facility at September 30, 1997. The line of credit expires on March 31, 1999. At September 30, 1996 and 1997, the Company had letters of credit outstanding amounting to $1,210 and $508, respectively.

6.  LEASES

     The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 1995, 1996 and 1997 was $1,150, $2,282 and $4,023, respectively.

Minimum future payments under these leases are as follows:

          YEARS ENDED SEPTEMBER 30,
          1998.............................................................   $3,402
          1999.............................................................    2,895
          2000.............................................................    1,775
          2001.............................................................    1,018
          2002.............................................................      358
          Thereafter.......................................................      130
                                                                              ------
                                                                              $9,578
                                                                              ======

7.  EMPLOYEE 401(k) PLAN

     The Company has a 401(k) plan for the benefit of all employees who meet certain eligibility requirements. In the year ended September 30, 1996, the Company implemented a program to match employee contributions. The plan also allows management to make discretionary contributions. The Company made no contributions to the plan during the year ended September 30, 1995. During the years ended September 30, 1996 and 1997, the Company contributed $574 and $690 to the plan, respectively.

8.  INCOME TAXES

     For the years ended September 30, 1995 and 1996, no federal income taxes have been recorded due to the Company's S corporation status. For these years, the tax provision consists of state taxes for those states in which the Company, rather than the shareholders, is liable for income taxes.

     Upon completion of the initial public offering, the Company's S Corporation status terminated for federal and state taxation purposes, and the Company recorded a deferred tax charge against income of $2,566 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997.

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

8.  INCOME TAXES -- (CONTINUED)

     The Company's provision for income taxes is as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            1995      1996      1997
                                                           -------   -------   -------
          Current provision:
               State.....................................  $    62   $   105   $   593
               Federal...................................       --        --   $ 3,722
          Deferred tax expense (benefit).................       62       120      (939)
                                                           -------   -------   -------
                                                           $   124   $   225   $ 3,376
                                                           =======   =======   =======

     The provision for income taxes resulted in effective tax rates that varied from the federal statutory income tax rate as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            1995      1996      1997
                                                           -------   -------   -------
          Expected federal income tax provision..........  $ 2,374   $ 4,027   $ 4,068
          Effect of income taxed directly to S
            Corporation Shareholders.....................   (2,374)   (4,027)   (3,893)
          State income taxes.............................      124       225       503
          Cumulative deferred income taxes recognized....       --        --     2,566
          Other..........................................       --        --       132
                                                           -------   -------   -------
                                                           $   124   $   225   $ 3,376
                                                           =======   =======   =======

     The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 1997 are as follows:

          Deferred tax assets-current:
               Liabilities for costs deductible in future periods.........  $   425
               Billings in excess of costs and estimated earnings.........    4,699
                                                                            -------
          Total deferred tax assets - current.............................    5,124
          Deferred tax liabilities - current:
               Cash versus accrual accounting.............................    2,153
               Costs and estimated earnings and excess of billing.........    2,242
                                                                            -------
          Total deferred tax liabilities - current........................    4,395
                                                                            -------
          Net deferred tax asset - current................................      729
                                                                            =======
          Deferred tax assets (liabilities) non-current:
               Stock option compensation..................................    2,056
               Cash versus accrual accounting.............................   (2,203)
                                                                            -------
          Net deferred tax (liability) - non-current......................  $  (147)
                                                                            =======

     Cash paid for income taxes during the years ended September 30, 1995, 1996 and 1997 was $9, $110 and $218, respectively.

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9.  SHAREHOLDERS' EQUITY

  Initial Public Offering

     The Company completed an initial public offering (the "IPO") of common stock during June 1997. Of the 6,037,500 shares of common stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 shares were sold by MAXIMUS, Inc. generating $53,804 in proceeds to the Company, net of offering expenses.

  S Corporation distributions

     During fiscal year 1997, the Company made cash distributions to its S Corporation Shareholders prior to the IPO totaling $1,212. In connection with the IPO, the Company made an additional distribution of $20,500 to its S Corporation Shareholders and accrued an additional distribution at September 30, 1997 in the amount of $5,748, such aggregate amount representing the undistributed earnings of the Company taxed or taxable to shareholders through the date of the IPO.

  Redeemable Common Stock

     Prior to the IPO, a shareholders' agreement obligated the Company to purchase all shares offered for sale by the Company's shareholders at a formula price based on the book value of the Company. In addition, shareholders were obligated to sell and the Company was obligated to purchase at the formula price all of the shares owned by the shareholders upon the shareholder's death, disability or termination of employment. Accordingly, the redemption obligation was reflected as redeemable common stock in the balance sheet at September 30, 1996. The Company's obligation to purchase common shares from shareholders terminated upon completion of the IPO. Accordingly, amounts classified previously as redeemable common stock were reclassified into shareholder's equity.

  Employee Stock Purchases

     The Company entered into employee stock purchase agreements at various times with certain employees that provided for the employee to purchase common stock of the Company at the formula price. During the years ended September 30, 1995 and 1996, the Company sold 277,000 and 229,000 shares, respectively, under these arrangements.

  Stock Option Plans

     The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock.

     The vesting period and share price for awards are determined by the Company's Board of Directors at the date of grant. Options granted during 1997 include those which were fully vested on issuance and others which vest over periods from two to four years. The Company's Board of Directors has reserved
1.1 million shares of common stock for issuance under the Company's stock option plans.

     In January 1997, the Company issued options to various employees to purchase 403,975 shares of the Company's common stock at a formula price based on book value. During 1997, the Company recorded a non-recurring charge against income of $5,874 for the difference between the IPO price and the formula price for all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055.

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

9.  SHAREHOLDERS' EQUITY -- (CONTINUED)

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting and Disclosure for Stock-Based Compensation," which provides for a fair value based methodology of accounting for all stock option plans. Under SFAS No. 123, companies may account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123.

     Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimal valuation method with the following assumptions - risk free interest rate 6.3%, dividend yield 0% and an expected life of the option of four years.

     For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options' vesting period. For the year ended September 30, 1997 pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

          Pro forma net income.............................................  $7,179
          FAS 123 compensation expense.....................................    (972)
                                                                             ------
          Pro forma net income, as adjusted................................  $6,207
                                                                             ======
          Pro forma net income per share, as adjusted......................  $ 0.47
                                                                             ======

A summary of the Company's stock option activity for the year ended September 30, 1997 is as follows:

                                                                            WEIGHTED-   WEIGHTED-
                                                                            AVERAGE     AVERAGE
                                                                            EXERCISE     FAIR
                                                              OPTIONS       PRICE       VALUE
                                                              -------       ------      ------
  Granted...................................................  531,975        $5.05       $3.58
  Exercised.................................................   (3,025)        1.46        3.56
                                                              -------
  Outstanding at September 30, 1997.........................  528,950         5.07        3.58
                                                              =======

     The Company had approximately 434,000 options exerciseable at September 30, 1997. The average contractual life of outstanding options at December 31, 1996 is ten years. Of the 528,950 options outstanding at September 30, 1997, 395,450 options have an exercise price of $1.46, 124,000 options have an exercise price of $16.00, 5,500 options have an exercise price of $0.01 and 4,000 options have an exercise price of $27.94.

10.  COMMITMENTS AND CONTINGENCIES

  Litigation

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

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

10.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     On November 28, 1997, an individual who was a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company does not believe that this action will have a material adverse effect on the Company's business, and it intends to vigorously defend this action.

     The Company also is involved in various other legal proceedings in the ordinary course of its business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

  DCAA Audits

     A substantial portion of payments to the Company from United States Government agencies is subject to adjustments upon audit by the Defense Contract Audit Agency. Audits through 1993 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company's financial position or results of operations.

11.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. To date, these financial instruments have been derived from contract revenues earned primarily from federal, state and local government agencies located in the United States.

     At September 30, 1996 and 1997, $14,815 and $1,436, respectively, of the Company's accounts receivable were due from the United States Government. Revenues under contracts with various agencies of the United States Government were $17,851, $61,317 and $35,802 for the years ended September 30, 1995, 1996 and 1997, respectively. Of these amounts, $14,314, $56,530 and $31,611 for the years ended September 30, 1995, 1996 and 1997, respectively, were revenues of the government operations segment. As a result of legislation that eliminated certain Social Security Administration program benefits, a contract with the United States Government that contributed substantially all of the revenues of the government operations segment for 1995, 1996 and 1997 was terminated by the United States Government. This contract concluded during the second quarter of 1997.

     At September 30, 1997, $10,482 of the Company's accounts receivable were due from one state government. Revenues from contracts with this state were $26,189 for the year ended September 30, 1997.

                                 MAXIMUS, INC.

             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

12.  BUSINESS SEGMENTS

     The following table provides certain financial information for each business segment:

                                                       1995         1996         1997
                                                      -------     --------     --------
        Revenues:
             Government Operations..................  $31,265     $ 77,211     $ 97,369
             Consulting.............................   20,698       25,902       30,578
                                                      -------     --------     --------
                                                      $51,963     $103,113     $127,947
                                                      =======     ========     ========
        Income (loss) from operations:
             Government Operations..................  $ 1,636     $  4,936     $  6,164
             Consulting.............................    5,178        6,644        4,873
                                                      -------     --------     --------
                                                      $ 6,814     $ 11,580     $ 11,037
                                                      =======     ========     ========
        Identifiable assets:
             Government Operations..................  $ 8,962     $ 19,369     $ 26,610
             Consulting.............................    8,416        9,910       13,338
             Corporate..............................    5,292        6,214       56,877
                                                      -------     --------     --------
                                                      $22,670     $ 35,493     $ 96,825
                                                      =======     ========     ========
        Capital expenditures:
             Government Operations..................  $     2     $      4     $      2
             Consulting.............................       19           73           67
             Corporate..............................      159          271          415
                                                      -------     --------     --------
                                                      $   180     $    348     $    484
                                                      =======     ========     ========
        Depreciation and amortization:
             Government Operations..................  $     5     $     99     $    204
             Consulting.............................       17           27           31
             Corporate..............................      146          181          180
                                                      -------     --------     --------
                                                      $   168     $    307     $    415
                                                      =======     ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Shareholders scheduled for February 16, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    1.  FINANCIAL STATEMENTS

            The financial statements are listed under Item 8 of this report.

            2.  FINANCIAL STATEMENT SCHEDULES

            None.

     (b)    REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

     (c)    EXHIBITS

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of McLean, Commonwealth of Virginia, on the 22nd day of December, 1997.

                                            MAXIMUS, INC.

                                            By:    /s/ DAVID V. MASTRAN
                                              ----------------------------------
                                                       DAVID V. MASTRAN
                                                President and Chief Executive
                                                            Officer

     Each undersigned person hereby constitutes and appoints David V. Mastran, Raymond B. Ruddy, F. Arthur Nerret and Lynnette C. Fallon, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                             TITLE                        DATE
-------------------------------------    ----------------------------    ---------------------

        /s/ DAVID V. MASTRAN             President, Chief Executive        December 22, 1997
-------------------------------------    Officer and Director
          DAVID V. MASTRAN               (Principal Executive
                                         Officer)

        /s/ RAYMOND B. RUDDY             Chairman of the Board of          December 22, 1997
-------------------------------------    Directors
          RAYMOND B. RUDDY

        /s/ F. ARTHUR NERRET             Chief Financial Officer           December 22, 1997
-------------------------------------    (Principal Financial and
          F. ARTHUR NERRET               Accounting Officer)

       /s/ RUSSELL A. BELIVEAU           Director                          December 22, 1997
-------------------------------------
         RUSSELL A. BELIVEAU

           /s/ JESSE BROWN               Director                          December 22, 1997
-------------------------------------
             JESSE BROWN

        /s/ LYNN P. DAVENPORT            Director                          December 22, 1997
-------------------------------------
          LYNN P. DAVENPORT

        /s/ ROBERT J. MUZZIO             Director                          December 22, 1997
-------------------------------------
          ROBERT J. MUZZIO

        /s/ DONNA J. MULDOON             Director                          December 22, 1997
-------------------------------------
          DONNA J. MULDOON

         /s/ SUSAN D. PEPIN              Director                          December 22, 1997
-------------------------------------
           SUSAN D. PEPIN

          /s/ PETER B. POND              Director                          December 22, 1997
-------------------------------------
            PETER B. POND

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                         EXHIBIT
    -------     ------------------------------------------------------------------------------
      3.1       Amended and Restated Articles of Incorporation of Company. (1)
      3.2       Amended and Restated By-laws of Company. (1)
      4.1       Specimen Common Stock Certificate. (1)
     10.1       1997 Equity Incentive Plan. (2)
     10.2       1997 Director Stock Option Plan, as amended. Filed herewith.
     10.3       1997 Employee Stock Purchase Plan. (2)
     10.4       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and David V. Mastran. (2)
     10.5       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and Raymond B. Ruddy. (2)
     10.6       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and Rusell A. Beliveau. (2)
     10.7       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and Susan D. Pepin. (2)
     10.8       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and Ilene R. Baylinson. (2)
     10.9       Executive Employment, Non-Compete, Confidentiality and Stock Restriction
                Agreement by and between the Company and Lynn P. Davenport. (2)
     10.10      Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (2)
     10.11.1    Letter Agreement, dated September 30, 1997, between the Company and Crestar
                Bank with respect to a $10 million line of credit. Filed herewith.
     10.11.2    Commercial Note, dated September 30, 1997, in the amount of $10 million, issued by the Company to Crestar Bank. Filed herewith.
     10.12      California Options Project Contract, dated October 1, 1996, by and between the
                Company and the Department of Health Services of the State of California. (2)
     11.1       Statement re Computation of Pro Forma Net Income Per Share. Filed herewith.
     23.1       Consent of Ernst & Young LLP, independent auditors. Filed herewith.
     24.1       Power of Attorney. Contained on signature page hereto.
     27.1       Financial Data Schedule. Filed herewith.
     99.1       Important Factors Regarding Forward Looking Statements. Filed herewith.

---------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21611) declared effective on June 12, 1997 and incorporated herein by reference.