Form 10-Q
period 1997-12-31
MAXIMUS INC
filed 1998-02-13
CIK 1032220

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    [  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                     OR

    [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 1-12997

                                MAXIMUS, INC.
           (Exact name of registrant as specified in its charter)

                           ----------------------


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

                            ----------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [X]       No    [ ]


           Class                              Outstanding at February 2, 1998
           -----                              -------------------------------
Common Shares, No Par Value                             14,804,970



================================================================================

                                 MAXIMUS, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1997


                                     INDEX


PART  1.        FINANCIAL INFORMATION

Item  1.   Financial Statements

                Balance Sheets as of December 31, 1997 (unaudited) and September 30, 1997

                Statements of Income for the three months ended December 31, 1997 and 1996 (unaudited)

                Statements of Cash Flows for the three months ended December 31, 1997 and 1996 (unaudited)

                Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II.       OTHER INFORMATION

Item  1.   Legal Proceedings

Item  2.   Changes in Securities; Use of Proceeds from Registered Securities

Item  6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                MAXIMUS, INC.
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,           DECEMBER 31,
                                                                                         1997                    1997
                                                                                     ------------            ------------
                                                                                                             (UNAUDITED)
ASSETS
Current assets:
           Cash and cash equivalents.............................................       $10,960                $10,579
           Marketable securities.................................................        40,869                 31,502
           Accounts receivable, net..............................................        33,651                 33,920
           Costs and estimated earnings in excess of billings....................         5,605                  6,546
           Prepaid expenses and other current assets.............................         1,292                    877
           Deferred income taxes ................................................           729                      -
                                                                                        -------                -------
Total current assets.............................................................        93,106                 83,424

Property and equipment at cost:
           Land..................................................................           662                    662
           Building and improvements.............................................         1,721                  1,721
           Office furniture and equipment........................................         1,645                  1,731
           Leasehold improvements................................................           188                    188
                                                                                        -------                -------
                                                                                          4,216                  4,302
           Less:  Accumulated depreciation and amortization......................        (1,346)                (1,430)
                                                                                        -------                -------
Total property and equipment, net................................................         2,870                  2,872
Deferred income taxes............................................................             -                    404
Other assets.....................................................................           849                    752
                                                                                        -------                -------
Total assets.....................................................................       $96,825                $87,452
                                                                                        =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
           Accounts payable......................................................        $3,099                 $3,508
           Accrued compensation and benefits.....................................         5,874                  4,384
           Billings in excess of costs and estimated earnings....................        11,749                  9,663
           Note payable..........................................................           188                    188
           Income taxes payable..................................................         3,881                    445
           Deferred income taxes.................................................             -                    531
           S Corporation distribution payable                                             5,748                      -
                                                                                        -------                -------
Total current liabilities........................................................        30,539                 18,719
Deferred income taxes............................................................           147                      -
                                                                                        -------                -------
Total liabilities................................................................       $30,686                $18,719
                                                                                        -------                -------
Contingencies (Note 3)
Shareholders' equity:
           Common stock, no par value; 30,000,000 shares authorized;
           14,790,470 and 14,790,970 shares issued and outstanding at
           September 30, 1997 and December 31, 1997, at stated amount............        66,730                 66,731
           Retained earnings (deficit)...........................................          (591)                 2,002
                                                                                        -------                -------
Total shareholders' equity.......................................................        66,139                 68,733
                                                                                        -------                -------
Total liabilities and shareholders' equity.......................................       $96,825                $87,452
                                                                                        =======                =======

                      See notes to financial statements.

                                 MAXIMUS, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               THREE MONTHS
                                                                                             ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996                   1997
                                                                                      ---------              --------
Revenues................................................................               $37,244                $36,356
Cost of revenues........................................................                29,534                 27,300
                                                                                       -------               --------
Gross profit............................................................                 7,710                  9,056
Selling, general and administrative expenses............................                 4,039                  5,346
                                                                                       -------               --------
Income from operations..................................................                 3,671                  3,710
Interest and other income...............................................                    84                    575
                                                                                       -------               --------
Income before income taxes..............................................                 3,755                  4,285
Provision for income taxes..............................................                    57                  1,692
                                                                                       -------               --------
Net income..............................................................               $ 3,698               $  2,593
                                                                                       =======               ========
Historical basic net income per share...................................                                     $    .18
                                                                                                             ========
Historical diluted net income per share.................................                                     $    .17
                                                                                                             ========
Pro forma data:
     Historical income  before income taxes.............................               $ 3,755
     Pro forma income tax expense.......................................                 1,502
                                                                                       -------
     Pro forma net income...............................................               $ 2,253
                                                                                       =======
     Pro forma diluted net income per share.............................               $  0.18
                                                                                       =======
Shares used in computing basic net income per share.....................                                       14,791
                                                                                                               ======
Shares used in computing diluted net income per share                                   12,627                 15,182
                                                                                        ======                 ======

                      See notes to financial statements.

                                 MAXIMUS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                                 -----------------------------
                                                                                                    1996              1997
                                                                                                  -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................................................          $3,698            $2,593

     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation..................................................................              70                84

     Change in assets and liabilities:
           Accounts receivable, net......................................................          (4,584)             (269)
           Costs and estimated earnings in excess of billings............................          (1,898)             (941)
           Prepaid expenses and other current assets.....................................             (50)              415
           Deferred income taxes.........................................................              30               709
           Other assets..................................................................              59                97
           Accounts payable..............................................................           2,370               409
           Accrued compensation and benefits.............................................             833            (1,490)
           Billings in excess of costs and estimated earnings............................           1,319            (2,086)
           Income taxes payable..........................................................               -            (3,436)
                                                                                                   ------           -------
Net cash provided by (used in) operating activities......................................           1,847            (3,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment..................................................              (9)              (86)
     Sale of marketable securities.......................................................               -             9,367
                                                                                                   ------           -------
Net cash (used in) provided by investing activities......................................              (9)            9,281

CASH FLOWS FROM FINANCING ACTIVITIES:
     S Corporation distributions.........................................................               -            (5,748)
     Issuance of common stock ...........................................................               -                 1
                                                                                                   ------           -------
Net cash used in financing activities....................................................               -            (5,747)
                                                                                                   ------           -------
Net increase (decrease) in cash and cash equivalents.....................................           1,838              (381)
Cash and cash equivalents, beginning of period...........................................           2,326            10,960
                                                                                                   ------           -------
Cash and cash equivalents, end of period.................................................          $4,164           $10,579
                                                                                                   ======           =======

                      See notes to financial statements.

                                 MAXIMUS, INC.
                         NOTES TO FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals considered necessary for a fair presentation have been included. The results of operations for the three month period ended December 31, 1997 is not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1996 and 1997 and for each of the three years in the period ended September 30, 1997, included in the Company's Annual Report on Form 10-K (No. 1-12997), as filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING

     The Company completed an initial public offering ("IPO") of Common Stock during June 1997. Of the 6,037,500 shares of Common Stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 shares were sold by MAXIMUS, Inc. generating $53,804 in proceeds to the Company, net of offering expenses.

     The Company made cash payments of S corporation distributions (the "S Corporation Dividend") to shareholders totaling $21,712 and accrued $5,748 during the year ended September 30, 1997. The S Corporation Dividend represented the undistributed earnings of the Company taxed or taxable to the shareholders through the date of the IPO. During the quarter ended December 31, 1997, the Company paid the remaining $5,748 of S Corporation Dividend.

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

4. REVENUES FROM SIGNIFICANT CONTRACT

     Government Operations Group revenues for the three month periods ended December 31, 1997 and 1996 include $0 and $22,511, respectively, from a significant contract with the U.S. Government Social Security Administration which was terminated in February 1997 pursuant to legislative action.

5. INCOME TAX PROVISION AND PRO FORMA FINANCIAL DATA


     Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes.

     Pro forma net income and diluted pro forma net income per share are presented as if the Company had been taxed as a C corporation for the periods presented. The pro forma tax provision has been calculated assuming a 40% combined effective tax rate.

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

     In October 1996, President Clinton signed into law an amendment to the Social Security Act of 1935, effective January 1, 1997, that eliminated Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result of this legislative act, the Social Security Administration terminated a significant contract with the Company (the "SSA Contract") effective at the end of February 1997. All services to be provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $0 million and $22.5 million in the three months ended December 31, 1997 and December 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     Revenues. Total contract revenues decreased 2.4% to $36.4 million for the three months ended December 31, 1997 as compared to $37.2 million for the same period in 1996. Government Operations Group revenues decreased 9.2% to $27.8 million for the three months ended December 31, 1997 from $30.6 million for the same period in 1996 in part due to the termination of the SSA Contract in February 1997 (see Overview). For the three months ended December 31, 1997, revenues from the SSA Contract were $0 as compared to $22.5 million for the same period in 1996. Excluding the SSA Contract, Government Operations Group revenues increased 245.9% to $27.8 million in the three months ended December 31, 1997 from $8.1 million for the same period in 1996. This increase was due to a 58% increase in the number of contracts in the Child Support Enforcement, Managed Care, and Welfare Reform divisions of the Government Operations Group. Consulting Group revenues increased 28.0% to $8.6 million for the three months ended December 31, 1997 from $6.7 million for the same period in 1996 due to an increase in the number of contracts.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 17.5% to $9.1 million for the three months ended December 31, 1997 as compared to $7.7 million for the same period in 1996. Government Operations Group gross profit increased 7.1% to $4.9 million for the three months ended December 31, 1997 from $4.6 million for the three months ended December 31, 1996. As a percentage of revenues, Government Operations Group gross profit increased to 17.8% in the three months ended December 31, 1997 from 15.1% in the same period in 1996, primarily due to the absence of revenue from the SSA Contract in the December 1997 quarter, which contract had a lower gross profit margin than other contracts in the Group. The Consulting Group gross profit increased 32.8% to $4.1 million for the three months ended December 31, 1997 from $3.1 million for the same period in 1996 principally due to the increased revenues. As a percentage of revenues, Consulting Group gross profit increased to 48.0% for the three months ended December 31, 1997 from 46.3% for the same period in 1996.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 32.4% to $5.3 million for the three months ended December 31, 1997 as compared to $4.0 million in the same period in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 14.7% for the three months ended December 31, 1997 from 10.8% for the same period in 1996. This increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth (a 58% increase in number of Government Operations Group contracts, see Revenues) and marketing and proposal preparation expenditures to pursue further growth.

     Provision for Income Taxes. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes during 1996 and the period to June 12, 1997. Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state corporate income taxes.

     The Company's income tax provision for the three months ended December 31, 1997 was $1.7 million as compared to $0.1 million for the three months ended December 31, 1996. The provision for income taxes for the three months ended December 31, 1996 consisted of state income taxes payable. The provision for income taxes for the three months ended December 31, 1997 consisted of state and federal income tax of $1.7 million, which is based on an estimated annual income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flows from operations. The Company's cash flows from operations for the three months ended December 31, 1997 was ($3.9) million as compared to $1.8 million for the three months ended December 31, 1996. The use of cash in operations for the three months ended December 31, 1997 was primarily due to the payment of income taxes totaling
$4.9 million and employee bonuses totaling $2.9 million for the year ended September 30, 1997, which were paid October 1997.

     Certain short-term investments were sold during the current quarterly period generating $9.4 million in proceeds. These investments were sold to provide general operating capital and the necessary cash to make income tax payments and to pay the final S corporation distribution discussed below.

     During the three months ended December 31, 1997, the Company made final S corporation distributions totaling $5.7 million. The distributions to shareholders were based upon the income previously taxed to the S corporation shareholders and the fiscal 1997 income taxable to the S corporation shareholders. The amount of the fiscal 1997 taxable income was determined during the finalization of the Company's income for the full fiscal year ended September 30, 1997, and the liability for the $5.7 million distribution was recognized on the September 30, 1997 balance sheet.

     The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.5 million at December 31, 1997. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs and, at December 31, 1997, the Company had $9.5 million available under the Credit Facility.

     In November 1997, the Company entered into a non-binding letter of intent with another corporation to acquire 100% of the stock of such other corporation in exchange for stock of MAXIMUS. In addition, in November 1997, the Company entered into a non-binding letter of intent to purchase certain Medicaid enrollment contracts and operations for a cash amount of $5.7 million, subject to adjustments. It is anticipated that these transactions will be finalized during the next two fiscal quarters. It is not anticipated that these acquisitions will have a material effect on the liquidity of the Company.

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

YEAR 2000

     The Company is aware of the issues that many computer systems will face as the millennium ("Year 2000") approaches. The Company believes that its own internal software and hardware is Year 2000 compliant. In addition, in order to perform on its government contracts, the Company relies to varying extents on information processing performed by the governmental agencies and entities with which it contracts. The Company has inquired where necessary of such agencies and entities of potential Year 2000 problems, and, based on responses to such inquiries, management believes that the Company will be able to continue to perform on such contracts without material negative financial impact.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future contracts, market opportunities, market demand or acceptance of the Company's products are forward looking statements that involve risks and uncertainties. These uncertainties include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative change and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic and other risks detailed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1997.

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

Item 2.

     (a)   Changes in Securities.

     Pursuant to the Company's 1997 Equity Incentive Plan, the Company granted to certain employees options to purchase an aggregate of 176,411 shares of Common Stock consisting of (a) options to purchase an aggregate of 166,411 shares granted to employees on October 28, 1997, at an exercise price per share of $26.50 and (b) options to purchase an aggregate of 10,000 shares granted to new employees on the various hire dates of such employees during the three months ended December 31, 1997, at an exercise price equal to the closing price of the Company's Common Stock as reported on the New York Stock Exchange on the day prior to the commencement of employment. Generally, each of the foregoing options may be exercised on a cumulative basis with respect to one-fourth of the shares underlying the option on each of the first, second, third and fourth anniversaries of the date of grant. Each option expires upon the earlier of the termination of the holder's employment with the Company or the tenth anniversary of the date of grant. On December 11, 1997, pursuant to the Company's 1997 Director Stock Option Plan, the Company granted to two directors options to purchase 5,000 and 6,000 shares of Common Stock, respectively, at an exercise price per share of $23.81. The former option became fully exercisable upon the date of grant, and the latter option became immediately exercisable with respect to 3,000 shares upon the date of grant and will become exercisable with respect to the remaining 3,000 shares on the date of the 1998 Annual Meeting of Shareholders of the Company provided that the option holder is still a director on such date. Both options expire on December 11, 2008.

     No underwriter was engaged in connection with the foregoing issuance of securities. Such issuance was made in reliance upon the exemption for the registration requirements afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company has reason to believe that all of the optionees were familiar with or had access to information concerning the operations and financial condition of the Company, and all of those individuals acquired their options for investment and not with a view to the distribution of such options or the underlying shares of Common Stock.

     (b)   Use of Proceeds from Registered Securities.

     A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated.

     The Company and its selling shareholders sold, in the aggregate, all 6,037,500 shares registered in the IPO, with an aggregate offering price to the public of $96,600,000. The managing underwriters of the IPO were Donaldson, Lufkin & Jenrette Securities Corporation and Lehman Brothers Inc.

     In connection with the IPO, the Company incurred total expenses from June 12, 1997 through December 31, 1997 of $7,677,000, including underwriting discounts and commissions of $6,762,000 and other expenses of $915,000. After
such expenses, the Company's net proceeds from the IPO were $53,804,000.   From
June 12, 1997 through December 31, 1997, the amount of net offering proceeds used by the Company was as follows: $10,138,000 for the payment of the S corporation distributions (which was paid to shareholders who were shareholders of the Company prior to the IPO, some of whom are directors and officers of the Company); and $1,584,000 for general working capital, which included payment of income taxes, which were accelerated due to the conversion from a cash basis S corporation to an accrual basis C corporation as a result of the IPO.

Item 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAXIMUS, INC.



Date:      February 13, 1998    By:    /s/ F. Arthur Nerret
                                    --------------------------------
                                    F. Arthur Nerret
                                    Vice President, Finance, Chief Financial
                                    Officer (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.               Description
-----------               -----------
      11                  Computation of Earnings Per Share

      27                  Financial Data Schedules (EDGAR)

      99                  Important Factors Regarding
                          Forward Looking Statements