Form 10-Q
period 1998-03-31
MAXIMUS INC
filed 1998-05-14
CIK 1032220

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 1-12997

                                MAXIMUS, INC.
             (Exact name of registrant as specified in its charter)

                             ------------------

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

                             ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [x]       No   [ ]

              Class                              Outstanding at May 13, 1998
              -----                              ---------------------------
   Common Shares, No Par Value                           16,829,378

================================================================================

                                 MAXIMUS, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                     INDEX

PART  1. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1998 (unaudited) and September 30, 1997

         Statements of Income for the three months and six months ended March 31, 1998 and 1997 (unaudited)

         Statements of Cash Flows for the six months ended March 31, 1998 and 1997 (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2.  Changes in Securities; Use of Proceeds from Registered Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                 MAXIMUS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                           SEPTEMBER 30,         MARCH 31,
                                                                               1997                 1998
                                                                           -------------         ----------
                                                                                                (UNAUDITED)
ASSETS
Current assets:
        Cash and cash equivalents   . . . . . . . . . . . . . . . . . .          $10,960           $14,721
        Marketable securities   . . . . . . . . . . . . . . . . . . . .           40,869            30,838
        Accounts receivable, net  . . . . . . . . . . . . . . . . . . .           33,651            37,782
        Costs and estimated earnings in excess of billings  . . . . . .            5,605             8,206
        Prepaid expenses and other current assets   . . . . . . . . . .            1,292               534
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . .              729                 -
                                                                                 -------           -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .           93,106            92,081

Property and equipment at cost:
        Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              662               662
        Building and improvements   . . . . . . . . . . . . . . . . . .            1,721             1,721
        Office furniture and equipment  . . . . . . . . . . . . . . . .            1,645             2,286
        Leasehold improvements  . . . . . . . . . . . . . . . . . . . .              188               192
                                                                                 -------           -------
                                                                                   4,216             4,861

        Less:  Accumulated depreciation and amortization  . . . . . . .           (1,346)           (1,811)
                                                                                 -------           -------
Total property and equipment, net . . . . . . . . . . . . . . . . . . .            2,870             3,050
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                -               955
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              849               716
                                                                                 -------           -------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $96,825           $96,802
                                                                                 =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .           $3,099            $4,597
        Accrued compensation and benefits   . . . . . . . . . . . . . .            5,874             6,515
        Billings in excess of costs and estimated earnings  . . . . . .           11,749            11,289
        Note payable  . . . . . . . . . . . . . . . . . . . . . . . . .              188                 -
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . .            3,881               804
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . .                -               545
        S Corporation distribution payable                                         5,748                 -
                                                                                 -------           -------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .           30,539            23,750

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .              147                 -
                                                                                 -------           -------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           30,686            23,750
                                                                                 -------           -------
Contingencies (Note 3)

Shareholders' equity:
        Common stock, no par value; 30,000,000 shares authorized;
        14,790,470  and 15,662,220 shares issued and outstanding at
        September 30, 1997 and March 31, 1998, at stated amount   . . .           66,730            66,796
        Retained earnings (deficit)   . . . . . . . . . . . . . . . . .             (591)            6,256
                                                                                 -------           -------
Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .           66,139            73,052
                                                                                 -------           -------
Total liabilities and shareholders' equity  . . . . . . . . . . . . . .          $96,825           $96,802
                                                                                 =======           =======

                       See notes to financial statements.

                                 MAXIMUS, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS                 SIX MONTHS
                                                         ENDED MARCH 31,             ENDED MARCH 31,
                                                         ---------------             ---------------
                                                       1997          1998           1997         1998
                                                       ----          ----           ----         ----

Revenues  . . . . . . . . . . . . . . . . . .         $31,518       $44,006        $68,762      $80,362
Cost of revenues  . . . . . . . . . . . . . .          23,323        32,670         52,857       59,970
                                                      -------       -------        -------      -------
Gross profit  . . . . . . . . . . . . . . . .           8,195        11,336         15,905       20,392
Selling, general and administrative expenses            3,972         6,010          8,011       11,356
Stock option compensation expense . . . . . .             150             -            150            -
                                                      -------       -------        -------      -------
Income from operations  . . . . . . . . . . .           4,073         5,326          7,744        9,036
Interest and other income . . . . . . . . . .              64           556            148        1,131
                                                      -------       -------        -------      -------
Income before income taxes  . . . . . . . . .           4,137         5,882          7,892       10,167
Provision for income taxes  . . . . . . . . .              93         2,375            150        4,067
                                                      -------       -------        -------      -------
Net income  . . . . . . . . . . . . . . . . .         $ 4,044       $ 3,507        $ 7,742      $ 6,100
                                                      =======       =======        =======      =======
Earnings per share:

Basic . . . . . . . . . . . . . . . . . . . .         $  0.36       $  0.22        $  0.69      $  0.40
                                                      =======       =======        =======      =======

Diluted . . . . . . . . . . . . . . . . . . .         $  0.35       $  0.22        $  0.68      $  0.39
                                                      =======       =======        =======      =======
Shares used in computing earnings per share:

Basic . . . . . . . . . . . . . . . . . . . .          11,110        15,651         11,282       15,216
                                                       ------        ======         ======       ======
Diluted                                                11,474        16,042         11,464       15,607
                                                       ======        ======         ======       ======

                       See notes to financial statements.

                                 MAXIMUS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS
                                                                                           ENDED MARCH 31,
                                                                                           ---------------
                                                                                        1997            1998
                                                                                       -------        --------

 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $7,742         $ 6,100
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .        141             259
                  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        150               -

          Change in assets and liabilities:
                  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     (5,286)         (2,874)
                  Costs and estimated earnings in excess of billings . . . . . . .     (2,582)         (2,601)
                  Prepaid expenses and other current assets  . . . . . . . . . . .       (265)            886
                  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .         30             172
                  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         59             268
                  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        856           1,452
                  Accrued compensation and benefits  . . . . . . . . . . . . . . .      1,639               2
                  Billings in excess of costs and estimated earnings . . . . . . .      1,552            (460)
                  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        137          (3,077)
                                                                                       ------         -------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .      4,173             127

 CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment . . . . . . . . . . . . . . . . . . .       (133)           (312)
          Sale of marketable securities  . . . . . . . . . . . . . . . . . . . . .          -          10,464
                                                                                       ------         -------
 Net cash (used in) provided by investing activities . . . . . . . . . . . . . . .       (133)         10,152

 CASH FLOWS FROM FINANCING ACTIVITIES:
          S Corporation distributions  . . . . . . . . . . . . . . . . . . . . . .       (354)         (6,368)
          Issuance of common stock   . . . . . . . . . . . . . . . . . . . . . . .          -              38

          Payment of note for purchase of redeemable common stock  . . . . . . . .       (126)           (188)
                                                                                       ------         -------
 Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . .       (480)         (6,518)
                                                                                       ------         -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      3,560           3,761

 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . .      2,326          10,960
                                                                                       ------         -------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . .     $5,886         $14,721
                                                                                       ======         =======

                       See notes to financial statements.

                                 MAXIMUS, INC.
                         NOTES TO FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1996 and 1997 and for each of the three years in the period ended September 30, 1997, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

See also note 5 and 6.

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

4. REVENUES FROM SIGNIFICANT CONTRACT

         Revenues for the three month periods ended March 31, 1998 and 1997 include $0 and $9,082, and for the six month periods ended March 31, 1998 and 1997 include $0 and $31,593, respectively, from a significant contract with the U.S. Government Social Security Administration which was terminated in February 1997 pursuant to legislative action.

5. INCOME TAX PROVISION AND PRO FORMA FINANCIAL DATA

         Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes during the three and six month periods ended March 31, 1997.

6. BUSINESS COMBINATIONS

         On March 16, 1998, the Company issued 840,000 shares of its common stock in exchange for all of the common stock of Spectrum Consulting Group, Inc. and an affiliated company ("Spectrum"), both of San Antonio, Texas. This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to January 1, 1998.

         For the three months ended March 31, 1998, Spectrum contributed revenues and operating income of $3,097 and $824, respectively to the results of operations of the Company. Also, during the three months ended March 31, 1998 Spectrum paid S Corporation Dividends totaling $620 based upon estimated taxable income through March 15, 1998.

         On May 12, 1998, the Company issued 1,166,158 shares of it's common stock in exchange for all of the outstanding common stock of David M. Griffith and Associates, Ltd. ("DMG"). This merger will be accounted for as a pooling of interests and accordingly, the Company's future financial statements, including earnings per share, will be restated to include the financial position and results of operations of DMG.

7. EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  Three Months              Six Months
                                                                 Ended March 31,          Ended March 31,
                                                                1997        1998         1997         1998
                                                               --------------------------------------------

Numerator:
Net income  . . . . . . . . . . . . . . . . . . . . . .        $4,044      $3,507       $7,742       $6,100
Denominator:
Denominator for basic earnings per share:
     Weighted average shares outstanding  . . . . . . .        11,110      15,651       11,282       15,216
                                                               11,110      15,651       11,282       15,216
                                                               ------      ------       ------       ------
Stock Options . . . . . . . . . . . . . . . . . . . . .           364         391          182          391
                                                               ------      ------       ------       ------
Denominator for dilutive earnings per share . . . . . .        11,474      16,042       11,464       15,607

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

     In October 1996, President Clinton signed into law an amendment to the Social Security Act of 1935, effective January 1, 1997, that eliminated Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result of this legislative act, the Social Security Administration terminated a significant contract with the Company (the "SSA Contract") effective at the end of February 1997. All services to be provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $0 million and $9.1 million in the three month period ended March 31, 1998 and March 31, 1997 and $0 and $31.6 million in the six month period ended March 31, 1998 and March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Total contract revenues increased 39.6% to $44.0 million for the three months ended March 31, 1998 as compared to $31.5 million for the same period in 1997. Government Operations Group revenues increased 30.7% to $32.2 million for the three months ended March 31, 1998 from $24.6 million for the same period in 1997. For the three months ended March 31, 1998, revenues from the SSA Contract were $0 as compared to $9.1 million for the same period in 1997. Excluding the SSA Contract, Government Operations Group revenues increased 107.0% for the three months ended March 31, 1998 from $15.6 million for the same period in 1997. This increase was due to an increase in the number of contracts in the Child Support Enforcement, Managed Care, and Welfare Reform divisions of the Government Operations Group. Consulting Group revenues increased 71.6% to $11.8 million for the three months ended March 31, 1998 from $6.9 million for the same period in 1997. The increase was due to revenues totaling $3.1 million resulting from the Spectrum Consulting companies, which combined with the Company in a transaction accounted for as a pooling of interests effective January 1, 1998, and an increase in the number of contracts.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 38.3% to $11.3 million for the three months ended March 31, 1998 as compared to $8.2 million for the same period in 1997. Government Operations Group gross profit increased 26.4% to $6.3 million for the three months ended March 31, 1998 from $4.9 million for the three months ended March 31, 1997. As a percentage of revenues, Government Operations Group gross profit decreased to 19.4% for the three months ended March 31, 1998 from 20.7% for the same period in 1997. The decrease was due to lower gross profit margins on certain Managed Care contracts which were begun during the quarter, and on one Welfare Reform contract which required a larger staff and greater expenditures than were anticipated in the contract price.
The Consulting Group gross profit increased 56.4% to $5.1 million for the three months ended March 31, 1998 from $3.3 million for the same period in 1997 principally due to the increased revenues. As a percentage of revenues, Consulting Group gross profit decreased to 43.0% for the three months ended March 31, 1998 from 47.2% for the same period in 1997. This decrease was due primarily to one contract which, for competitive reasons, was bid using lower margins.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 51.1% to $6.0 million for the three months ended March 31, 1998 as compared to $4.0 million for the same period in 1997. As a percentage of revenues, SG&A expenses increased to 13.7% for the three months ended March 31, 1998 from 12.6% for the same period in 1997. The increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth, marketing and proposal preparation expenditures to pursue further growth, SGA expenses of Spectrum, Inc., acquisition costs incurred in connection with that business combination and the additional expenses (legal, audit, communication, printing, and filing fees) incurred as a public company.


     Interest and Other Income.   The increase in interest and other income to
$0.6 million for the three months ended March 31, 1998 as compared to $0.1 million for the same period in 1997 was due to the increase in invested funds which were generated as a result of the IPO.

     Provision for Income Taxes. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes until June 12, 1997, the day prior to the completion of the initial public offering. Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state corporate income taxes.

     The Company's income tax provision for the three months ended March 31, 1998 was $2.4 million as compared to $0.1 million for the three months ended March 31, 1997. The provision for income taxes for the three months ended March 31, 1998 consisted of state and federal income tax based on an estimated annual income tax rate of 40%.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     Revenues. Total contract revenues increased 16.9% to $80.4 million for the six months ended March 31, 1998 as compared to $68.8 million for the same period in 1997. Government Operations Group revenues increased 8.7% to $60.0 million for the six months ended March 31, 1998 from $55.2 million for the same period in 1997. For the six months ended March 31, 1998, revenues from the SSA Contract were $0 as compared to $31.6 million for the same period in 1997. Excluding the SSA Contract, Government Operations Group revenues increased 154.3% for the six months ended March 31, 1998 from $23.6 million for the same period in 1997. This increase was due to an increase in the number of contracts in the Child Support Enforcement, Managed Care, and Welfare Reform divisions of the Government Operations Group. Consulting Group revenues increased 50.1% to $20.4 million for the six months ended March 31, 1998 from $13.6 million for the same period in 1997. The increase was due to revenues totaling $3.1 million resulting from the Spectrum Consulting companies, which combined with the Company in a transaction accounted for as a pooling of interests effective January 1, 1998, and an increase in the number of contracts.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 28.2% to $20.4 million for the six months ended March 31, 1998 as compared to $15.9 million for the same period in 1997. Government Operations Group gross profit increased 17.1% to $11.2 million for the six months ended March 31, 1998 from $9.6 million for the six months ended March 31, 1997. As a percentage of revenues, Government Operations Group gross profit increased to 18.7% for the six months ended March 31, 1998 from 17.3% for the same period in 1997. The increase was the result of replacing the SSA revenues with new contracts which earned a higher gross profit percentage. The Consulting Group gross profit increased 44.9% to $9.2 million for the six months ended March 31, 1998 from $6.4 million for the same period in 1997 principally due to the increased revenues. As a percentage of revenues, Consulting Group gross profit decreased to 45.1% for the six months ended March 31, 1998 from 46.7% for the same period in 1997. This decrease was due primarily to one contract which, for competitive reasons, was bid using lower margins.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 41.8% to $11.4 million for the six months ended March 31, 1998 as compared to $8.0 million for the same period in 1997. As a percentage of revenues, SG&A expenses increased to 14.1% for the six months ended March 31, 1998 from 11.7% for the same period in 1997. The increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth, marketing and proposal preparation expenditures to pursue further growth, SGA expenses of Spectrum, Inc., acquisition costs incurred in connection with that business combination and the additional expenses (legal, audit, communication, printing, and filing fees) incurred as a public company.

     Interest and Other Income.   The increase in interest and other income to
$1.1 million for the six months ended March 31, 1998 as compared to $0.1 million for the same period in 1997 was due to the increase in invested funds which were generated as a result of the IPO.

     Provision for Income Taxes. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes until June 12, 1997, when the initial public offering was completed. . Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state corporate income taxes.

     The Company's income tax provision for the six months ended March 31, 1998 was $4.1 million as compared to $0.2 million for the six months ended March 31, 1997. The provision for income taxes for the six months ended March 31, 1998 consisted of state and federal income tax based on an estimated annual income tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flows from operations for the six months ended March 31, 1998 was $0.1 million as compared to $4.1 million for the six months ended March 31, 1997. The decrease in cash provided by operations during the six months ended March 31, 1998 compared to the six months ended March 31, 1997 was primarily due to the payment of income taxes totaling $4.9 million and employee bonuses totaling $2.9 million for the year ended September 30, 1997, both of which were paid during the six months ended March 31, 1998.

     Certain marketable securities were sold during the six months ended March 31, 1998 generating $10.5 million in proceeds. These investments were sold to provide general operating capital and the necessary cash to make income tax payments discussed above and to pay the final S corporation distribution discussed below.

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

     The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.5 million at March 31, 1998. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs and, at March 31, 1998, the Company had $9.5 million available under the Credit Facility.

     On May 12, 1998, the Company concluded a transaction in which the Company acquired 100% of the stock of David M. Griffith and Associates, Ltd.("DMG"), in exchange for 1,166,158 shares of stock of the Company. The Company anticipates that approximately $10 million of the Company's cash will be used in the quarter ending June 30, 1998 to discharge current liabilities of DMG. In addition, the Company anticipates making the payment during the quarter ending June 30, 1998 on the purchase of certain Medicaid enrollment contracts and operations for a cash amount of $5.7 million, subject to adjustments.

     Management believes that the Company will have sufficient resources to meet its cash needs over the next 12 months, which may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure or acquisitions of other businesses and technologies. Cash requirements beyond the next 12 months will depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth.

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

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future contracts, market opportunities, market demand or acceptance of the Company's products are forward looking statements that involve risks and uncertainties. These uncertainties include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative change and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic and other risks detailed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

                          Part II.  Other Information.

Item 2.

     (a)         Changes in Securities.

     In March 1998, the Company combined with Spectrum Consulting Group, Inc., a privately-held Texas corporation ("SCG") and Spectrum Consulting Services, Inc., a privately-held Texas Corporation ("SCS"). In connection with the combination, the two sole shareholders of each of SCG and SCS were issued an aggregate of 840,000 shares of the Company's Common Stock in exchange for 100% of the outstanding stock of SCG and SCS. The issuances were made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     (b)         Use of Proceeds from Registered Securities.

     A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company did use any of the net proceeds from the IPO during the three months ended March 31, 1998.

Item 4.          Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on February 16, 1998, the Company's shareholders voted as follows:

(a) To reelect Messrs. Robert J. Muzzio and Peter B. Pond to the Board of Directors, each for a three-year term.

Nominee                   Total Vote "FOR"                  Total Vote Withheld
-------                   ----------------                  -------------------

Robert J. Muzzio          12,500,938                               20,500
Peter B. Pond             12,500,238                               21,200

The terms in office of David V. Mastran, Raymond B. Ruddy, Russell A. Beliveau, Jesse Brown, Lynn P. Davenport and Susan D. Pepin continued after the meeting.

(b) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 1998.

         Total Vote For the Proposal                  12,521,038
         Total Vote Against the Proposal                     300
         Abstentions                                         100

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXIMUS, INC.



Date:    May 14, 1998             By:   /s/ F. Arthur Nerret
                                        --------------------------------
                                        F. Arthur Nerret
                                        Vice President, Finance,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------
         2                Agreement and Plan of Merger dated March 9, 1998 by
                          and between MAXIMUS, Inc., Maximus Acquisition Corp.
                          and David M. Griffith and Associates, Ltd. Filed as
                          Exhibit 2 to the Company's Registration Statement on
                          Form S-4 (File No. 333-49305) filed with the
                          Securities and Exchange Commission on April 3, 1998
                          and incorporated herein by reference.

         27               Financial Data Schedules (EDGAR)

         99               Important Factors Regarding Forward Looking Statements