Form 10-Q
period 1998-06-30
MAXIMUS INC
filed 1998-08-13
CIK 1032220

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                       Yes      [x]          No      [ ]

                       Class                                          Outstanding at August 5, 1998
                       -----                                          -----------------------------
            Common Shares, No Par Value                                        16,829,678




================================================================================

                                 MAXIMUS, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998


                                     INDEX

PART  1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of June 30, 1998 (unaudited) and September 30, 1997

         Statements of Income for the three months and nine months ended June 30, 1998 and 1997 (unaudited)

         Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 (unaudited)

         Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Litigation

Item 2.  Use of Proceeds from Registered Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                 MAXIMUS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,        JUNE 30,
                                                                               1997               1998
                                                                        ----------------   ----------------
                                                                                             (UNAUDITED)
ASSETS
Current assets:
        Cash and cash equivalents   . . . . . . . . . . . . . . . . . .          $11,000           $19,988
        Marketable securities   . . . . . . . . . . . . . . . . . . . .           40,869            13,318
        Accounts receivable, net  . . . . . . . . . . . . . . . . . . .           46,531            66,047
        Costs and estimated earnings in excess of billings  . . . . . .            5,605             5,717
        Prepaid expenses and other current assets   . . . . . . . . . .            1,435               655
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . .                -               660
                                                                             -----------     -------------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          105,440           106,385

Property and equipment at cost:
        Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              662               662
        Building and improvements   . . . . . . . . . . . . . . . . . .            1,721             1,721
        Office furniture and equipment  . . . . . . . . . . . . . . . .            4,902             5,711
        Leasehold improvements  . . . . . . . . . . . . . . . . . . . .              188               331
                                                                             -----------     -------------
                                                                                   7,473             8,425
        Less:  Accumulated depreciation and amortization  . . . . . . .           (3,578)           (4,179)
                                                                             -----------     -------------
Total property and equipment, net . . . . . . . . . . . . . . . . . . .            3,895             4,246
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .            1,241                62

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              921             1,240
                                                                             -----------     -------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $111,497          $111,933
                                                                             ===========     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .           $3,914            $6,316
        Accrued compensation and benefits   . . . . . . . . . . . . . .           10,132            12,145
        Billings in excess of costs and estimated earnings  . . . . . .           12,277            13,209
        Note payable  . . . . . . . . . . . . . . . . . . . . . . . . .            1,596                 -
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . .            3,932             1,756
        Deferred income taxes   . . . . . . . . . . . . . . . . . . . .            2,452                 -
        S Corporation distribution payable                                         5,748                 -
                                                                             -----------     -------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .           40,051            33,426

Deferred compensation, less current portion . . . . . . . . . . . . . .            3,534                 -
                                                                             -----------     -------------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,585            33,426
                                                                             -----------     -------------
Contingencies (Note 3)

Shareholders' equity:
        Common stock, no par value; 30,000,000 shares authorized;
        15,991,680  and 16,829,678 shares issued and outstanding at
        September 30, 1997 and June 30, 1998, at stated amount  . . . .           82,315            82,922
        Retained earnings (deficit)   . . . . . . . . . . . . . . . . .          (14,403)           (4,415)
                                                                             -----------     -------------
Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . .           52,961            78,507
                                                                             -----------     -------------
Total liabilities and shareholders' equity  . . . . . . . . . . . . . .         $111,497          $111,933
                                                                             ===========     =============

                       See notes to financial statements.

                                 MAXIMUS, INC.
                              STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS                   NINE MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                           ---------------                --------------
                                                         1997            1998            1997          1998
                                                       --------        --------        -------       -------
Revenues  . . . . . . . . . . . . . . . . . .            $36,083         $61,238       $124,163      $162,116
Cost of revenues  . . . . . . . . . . . . . .             25,524          46,323         91,763       121,232
                                                         -------         -------        -------       -------

Gross profit  . . . . . . . . . . . . . . . .             10,559          14,915         32,400        40,884
Selling, general and administrative expenses               6,190           7,122         18,013        23,788
Stock option compensation and acquisition
  expense . . . . . . . . . . . . . . . . . .              5,724           1,849          5,874         2,384
                                                         -------         -------        -------       -------
Income (loss) from operations . . . . . . . .             (1,355)          5,944          8,513        14,712
Interest and other income . . . . . . . . . .                 61             384            (29)        1,234
                                                         -------         -------        -------       -------

Income (loss) before income taxes . . . . . .             (1,294)          6,328          8,484        15,946
Provision for income taxes  . . . . . . . . .                907           2,549          1,989         6,378
                                                         -------         -------        -------       -------

Net income (loss) . . . . . . . . . . . . . .            ($2,201)        $ 3,779         $6,495        $9,568
                                                         =======         =======         ======        ======
Earnings (loss) per share:
Basic . . . . . . . . . . . . . . . . . . . .            ($ 0.17)         $ 0.22         $ 0.51        $ 0.57
                                                         =======          ======         ======        ======

Diluted . . . . . . . . . . . . . . . . . . .            ($ 0.17)         $ 0.22         $ 0.50        $ 0.56
                                                         =======          ======         ======        ======
Shares used in computing earnings per share:

Basic . . . . . . . . . . . . . . . . . . . .             13,040          16,829         12,670        16,814
                                                          ======          ======         ======        ======
Diluted . . . . . . . . . . . . . . . . . . .             13,040          17,220         13,024        17,205
                                                          ======          ======         ======        ======

                       See notes to financial statements.

                                 MAXIMUS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS
                                                                                          ENDED JUNE 30,
                                                                                          --------------
                                                                                       1997            1998
                                                                                    ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $6,495          $9,568
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .        398             432
                  Stock option compensation expense  . . . . . . . . . . . . . . .      5,874               -

          Change in assets and liabilities:
                  Accounts receivable, net . . . . . . . . . . . . . . . . . . . .     (8,522)        (17,977)
                  Costs and estimated earnings in excess of billings . . . . . . .     (2,772)           (112)
                  Prepaid expenses and other current assets  . . . . . . . . . . .       (665)            756
                  Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .      1,146          (2,147)
                  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        (65)           (332)
                  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         50           2,666
                  Accrued compensation and benefits  . . . . . . . . . . . . . . .      3,265          (1,527)
                  Billings in excess of costs and estimated earnings . . . . . . .      5,826           1,162
                  Income taxes payable . . . . . . . . . . . . . . . . . . . . . .        971          (2,125)
                                                                                     --------         -------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .     12,001          (9,636)

 CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment . . . . . . . . . . . . . . . . . . .       (688)           (600)
          Sale (purchase) of marketable securities . . . . . . . . . . . . . . . .    (39,805)         27,551
                                                                                     --------         -------
 Net cash (used in) provided by investing activities . . . . . . . . . . . . . . .    (40,493)         26,951
 CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from initial public offering, net of expenses . . . . . . . . .     53,804               -
          S Corporation distributions  . . . . . . . . . . . . . . . . . . . . . .    (21,712)         (6,368)
          Issuance of common stock   . . . . . . . . . . . . . . . . . . . . . . .          -             125

          Payment for purchase of redeemable common stock  . . . . . . . . . . . .       (238)           (188)
          Net (payments) proceeds from borrowings. . . . . . . . . . . . . . . . .      1,154          (2,363)
                                                                                     --------         -------

 Net cash provided by (used in) financing activities . . . . . . . . . . . . . . .     33,008          (8,794)
 Cash flow adjustment for change in accounting period
   for David M. Griffith and Associates, Ltd . . . . . . . . . . . . . . . . . . .          -             467
                                                                                     --------         -------

 Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      4,516           8,988
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . .      2,387          11,000
                                                                                     --------         -------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . .     $6,903         $19,988
                                                                                     ========         =======

                       See notes to financial statements.

                                 MAXIMUS, INC.
                         NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for
the full fiscal year.   These financial statements should be read in
conjunction with the audited financial statements as of September 30, 1996 and 1997 and for each of the three years in the period ended September 30, 1997 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2. INITIAL PUBLIC OFFERING

         The Company completed an initial public offering ("IPO") of Common Stock during June 1997. Of the 6,037,500 shares of Common Stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 shares were sold by MAXIMUS, Inc. generating $53,804 in proceeds to the Company, net of offering expenses.

         The Company made cash payments of S corporation distributions (the "S Corporation Dividend") to shareholders totaling $21,712 and accrued $5,748 during the year ended September 30, 1997. The S Corporation Dividend represented the undistributed earnings of the Company taxed or taxable to the
shareholders through the date of the IPO.   During the quarter ended December
31, 1997, the Company paid the remaining $5,748 of the S Corporation Dividend.

See also notes 5 and 6.

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

4. REVENUES FROM SIGNIFICANT CONTRACT

         Revenues for the three month periods ended June 30, 1998 and 1997 include $0 and $19, and for the nine month periods ended June 30, 1998 and 1997 include $0 and $31,612, respectively, from a significant contract with the U.S. Government Social Security Administration that was terminated in February 1997 pursuant to legislative action.

5. INCOME TAX PROVISION

         Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes. Upon completion of the IPO, the Company's S corporation status terminated for federal and state taxation purposes, and the Company recorded, in the three-month period ended June 30, 1997, a deferred tax charge of $2,566 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997. The Company also recorded a deferred tax benefit of $2,055 related to stock option compensation expense for options given to employees.

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

         Spectrum contributed revenues and operating income of $4,076 and $373 for the three months ended June 30, 1998, and $7,173 and $897 for the nine months ended June 30, 1998, respectively to the results of operations of the Company. Also, during the three months ended March 31, 1998, Spectrum paid S Corporation Dividends totaling $620 based upon estimated taxable income through March 15, 1998.

         On May 12, 1998, the Company issued 1,166,179 shares of its common stock in exchange for all of the outstanding common stock of David M. Griffith and Associates, Ltd. ("DMG"). This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of DMG.

7. EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three Months                 Nine Months
                                                                        Ended June 30,               Ended June 30,
                                                                    1997              1998         1997            1998
                                                                    ---------------------------------------------------
Numerator:
Net income  . . . . . . . . . . . . . . . . . . . . . .                ($2,201)      $3,779       $6,495         $9,568
Denominator:
Denominator for basic earnings per share:
     Weighted average shares outstanding  . . . . . . .                 13,040       16,829       12,670         16,814
                                                                        ------       ------       ------         ------

Stock Options . . . . . . . . . . . . . . . . . . . . .                      -          391          354            391
                                                                        ------       ------       ------         ------
Denominator for dilutive earnings per share . . . . . .                 13,040       17,220       13,024         17,205


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

     In October 1996, President Clinton signed into law an amendment to the Social Security Act of 1935, effective January 1, 1997, that eliminated Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result of this legislative act, the Social Security Administration terminated a significant contract with the Company (the "SSA Contract") effective at the end of February 1997. All services to be provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $0 and $19 thousand in the three-month periods ended June 30, 1998 and 1997 and $0 and $31.6 million in the nine-month periods ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenues. Total contract revenues increased 69.7% to $61.2 million for the three months ended June 30, 1998 as compared to $36.1 million for the same period in 1997. Government Operations Group revenues increased 92.1% to $36.8 million for the three months ended June 30, 1998 from $19.2 million for the same period in 1997. This increase was due to an increase in the number of contracts in the Child Support, Managed Care Enrollment, and Welfare Reform divisions of the Government Operations Group. Consulting Group revenues increased 44.3% to $24.4 million for the three months ended June 30, 1998 from $16.9 million for the same period in 1997. The increase was due to revenues totaling $4.1 million resulting from the Spectrum Consulting companies, which were combined with the Company in a transaction accounted for as a pooling of interests effective January 1, 1998, and an increase in the number of contracts.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 41.3% to $14.9 million for the three months ended June 30, 1998 as compared to $10.6 million for the same period in 1997. Government Operations Group gross profit increased 39.6% to $6.5 million for the three months ended June 30, 1998 from $4.6 million for the three months ended June 30, 1997. As a percentage of revenues, Government Operations Group gross profit decreased to 17.6% for the three months ended June 30, 1998 from 24.2% for the same period in 1997. The decrease was due to anticipated lower gross profit margins on certain Managed Care Enrollment contracts which were begun during the quarter ended March 31, 1998, a higher amount of pass-through costs during the three months ended June 30, 1998 on which the Company earns no gross profit, and favorable revenue recognition adjustments recorded in the June 1997 quarter. The Managed Care Enrollment contracts are expected to deliver normal Government Operations Group gross profit margins in subsequent periods. The Consulting Group gross profit increased 42.5% to $8.4 million for the three months ended June 30, 1998 from $5.9 million for the same period in 1997 principally due to the increased revenues. As a percentage of revenues, Consulting Group gross profit decreased to 34.6% for the three months ended June 30, 1998 from 35.0% for the same period in 1997, a negligible change.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 15.1% to $7.1 million for the three months ended June 30, 1998 as compared to $6.2 million for the same period in 1997. The increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth, marketing and proposal preparation expenditures to pursue further growth and the additional expenses related to operating as a public company. As a percentage of revenues, SG&A expenses decreased to 11.6% for the three months ended June 30, 1998 from 17.2% for the same period in 1997.

     Stock Option Compensation Expense and Acquisition Expense. During the three months ended June 30, 1998, the Company incurred $1.8 million of non-recurring expenses in connection with the merger with DMG. These expenses consisted of legal, audit, broker, trustee and other expenses and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.8 million. During the three months ended June 30, 1997, the Company, in connection with its IPO, recognized a non-recurring compensation expense of $5.7 million for stock options granted to employees.

     Interest and Other Income. The increase in interest and other income to $0.4 million for the three months ended June 30, 1998 as compared to $0.1 million for the same period in 1997 was due to the increase in invested funds which were generated as a result of the IPO.

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

     The Company's income tax provision for the three months ended June 30, 1998 was $2.5 million as compared to $0.9 million for the three months ended June 30, 1997. The provision for income taxes for the three months ended June 30, 1998 consisted of state and federal income tax based on an estimated annual income tax rate of 40%. Tax expense for the three months ended June 30, 1997 included a deferred tax charge of $2.6 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997 and a deferred tax benefit of $2.1 million related to stock option compensation expense for options granted to employees.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

     Revenues. Total contract revenues increased 30.6% to $162.1 million for the nine months ended June 30, 1998 as compared to $124.2 million for the same period in 1997. Government Operations Group revenues increased 30.2% to $96.8 million for the nine months ended June 30, 1998 from $74.4 million for the same period in 1997. For the nine months ended June 30, 1998, revenues from the SSA Contract were $0 as compared to $31.6 million for the same period in 1997. Excluding the SSA Contract, Government Operations Group revenues increased 126.5% to $96.8 million for the nine months ended June 30, 1998 from $42.7 million for the same period in 1997. This increase was due to an increase in the number of contracts in the Child Support, Managed Care Enrollment, and
Welfare Reform divisions of the Government Operations Group.   Consulting Group
revenues increased 31.1% to $65.3 million for the nine months ended June 30, 1998 from $49.8 million for the same period in 1997. The increase was due to revenues totaling $7.2 million resulting from the Spectrum Consulting companies, which were combined with the Company in a transaction accounted for as a pooling of interests effective January 1, 1998, and new contracts secured by the Company.

     Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 26.2% to $40.9 million for the nine months ended June 30, 1998 as compared to $32.4 million for the same period in 1997. Government Operations Group gross profit increased 24.5% to $17.7 million for the nine months ended June 30, 1998 from $14.2 million for the nine months ended June 30, 1997. As a percentage of revenues, Government Operations

Group gross profit decreased to 18.3% for the nine months ended June 30, 1998
from 19.1% for the same period in 1997.   The decrease was due to anticipated
lower gross profit margins on certain Managed Care Enrollment contracts which
were begun during the quarter ended March 31, 1998.   These contracts are
expected to deliver normal Government Operations Group gross profit margins in subsequent periods. Consulting Group gross profit increased 27.5% to $23.2 million for the nine months ended June 30, 1998 from $18.2 million for the same period in 1997 principally due to the increased revenues. As a percentage of revenues, Consulting Group gross profit decreased to 35.5% for the nine months ended June 30, 1998 from 36.5% for the same period in 1997. This decrease was due primarily to one contract which, for competitive reasons, was bid using lower margins.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 32.1% to $23.8 million for the nine months ended June 30, 1998 as compared to $18.0 million for the same period in 1997. As a percentage of revenues, SG&A expenses increased to 14.7% for the nine months ended June 30, 1998 from 14.5% for the same period in 1997. The increase in costs was due to increases in both professional and administrative personnel necessary to support the Company's growth, marketing and proposal preparation expenditures to pursue further growth and the additional expenses related to operating as a public company.

     Stock Option Compensation Expense and Acquisition Expense.   During the
nine months ended June 30, 1998, the Company incurred $2.4 million of non-recurring expenses in connection with the mergers with DMG and Spectrum. These expenses consisted of legal, audit, broker, trustee and other expenses and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.8 million. During the nine months ended June 30, 1997, the Company recognized a non-recurring compensation expense of $5.9 million for stock options granted to employees.

     Interest and Other Income.   The increase in interest and other income to
$1.2 million for the nine months ended June 30, 1998 as compared to a net expense of $29 thousand for the same period in 1997 was due to the increase in invested funds which were generated as a result of the IPO.

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

     The Company's income tax provision for the nine months ended June 30, 1998 was $6.4 million as compared to $2.0 million for the nine months ended June 30, 1997. The provision for income taxes for the nine months ended June 30, 1998 consisted of state and federal income tax based on an estimated annual income tax rate of 40%. Tax expense for the nine months ended June 30, 1997 included a deferred tax charge of $2.6 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997 and a deferred tax benefit of $2.1 million related to stock option compensation expense for options given to employees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash used in operations for the nine months ended June 30, 1998 was $9.6 million as compared to $14.2 million cash provided by operations for the nine months ended June 30, 1997. The decrease in cash provided by operations during the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 was primarily due to increases in accounts receivable totalling $18.0 million caused by the increase in revenue volume, the payment of income taxes totaling $4.4 million for the year ended September 30, 1997, and the payment by DMG of deferred compensation to employees totalling $4.4 million, offset by other net changes in working capital.

     Certain marketable securities were sold during the nine months ended June 30, 1998, generating $27.6 million in proceeds. These investments were sold to provide general operating capital and the necessary cash to fund the cash used in operations discussed previously and to pay the final S corporation distribution discussed below.

      During the three months ended December 31, 1997, the Company made final S corporation distributions totaling $5.7 million. The distributions to shareholders were based upon the income previously taxed to the S corporation shareholders and the fiscal 1997 income taxable to the S corporation shareholders. The amount of the fiscal 1997 taxable income was determined during the finalization of the Company's income for the full fiscal year ended September 30, 1997, and the liability for the $5.7 million distribution was recognized on the September 30, 1997 balance sheet. Also, during the three months ended March 31, 1998, Spectrum paid S Corporation Dividends totaling $620 based upon estimated taxable income through March 15, 1998.

     The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.4 million at June 30, 1998. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs and, at June 30, 1998, the Company had $9.6 million available under the Credit Facility.

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

IMPACT OF YEAR 2000

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

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about future contracts, market opportunities, market demand or acceptance of the Company's products are forward looking statements that involve risks and uncertainties. These uncertainties include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative change and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic and other risks detailed in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

                          Part II.  Other Information.

Item 1.  Litigation.

     On May 12, 1998, the Company acquired DMG, which currently operates as a wholly-owned subsidiary of the Company. DMG is defending against two lawsuits. In 1994, DMG was engaged as a consultant by underwriters of revenue bonds issued by Superstition Mountains Community Facilities District No. 1 (the "District") to finance construction of a waste water treatment plant in Arizona. The bonds were later defaulted upon when the District declared bankruptcy. Two actions arising out of those events were filed against Griffth in the U.S. District Court for the District of Arizona, one filed on January 20, 1997 by Allstate Insurance Company (the "Allstate") against DMG and 13 other named defendants, and another filed on December 2, 1996 by the District against DMG and nine other named defendants. The complaints allege that DMG made false and misleading representations in the bond offering memorandum with respect to the accuracy of certain financial projections made by the District regarding its ability to service the bonds. Allstate seeks as damages the principal amount of the face value of the bonds it purchased together with accrued and unpaid interest; the District seeks actual and special damages, prejudgment interest and costs. MAXIMUS intends to defend both of these actions vigorously. However, a decision by the court in favor of either or both plaintiffs could have a material adverse effect on MAXIMUS's business, financial condition and results of operations.

Item 2.  Use of Proceeds from Registered Securities.

     A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company's net proceeds from the IPO were $53,804,000. The Company used $9,300,000 of the net proceeds from the IPO during the three months ended June 30, 1998 to fund the cash needs of DMG including the liquidation of deferred compensation liabilities of approximately $4,400,000, the discharge of a note payable to a bank in the amount of $1,400,000, payment of current accounts payable totalling approximately $2,000,000, and general operating capital.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits.  The Exhibits filed as part of this Form 10-Q are listed on the
     Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated May 12, 1998 reporting on the completion of the merger of DMG with and into the Company and providing certain financial information in connection therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MAXIMUS, INC.



Date:    August 13, 1998                By:     /s/ F. Arthur Nerret
                                        --------------------------------------------------------------------
                                              F. Arthur Nerret
                                              Vice President, Finance and Chief Financial Officer (Principal
                                              Financial Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.               Description
-----------               -----------
         10               Amendment No. 1, dated June 23, 1998, to the 1997 Employee Stock Purchase Plan.

         27               Financial Data Schedules (EDGAR).

         99               Important Factors Regarding Forward Looking Statements.