Form 10-K
period 1998-09-30
MAXIMUS INC
filed 1998-11-23
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER: 1-12997

                                 MAXIMUS, INC.
             (Exact name of Registrant as specified in its Charter)
                            ------------------------

                                    VIRGINIA
         (State or other jurisdiction of incorporation or organization)
                                   54-1000588
                    (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of November 19, 1998 was $205,437,792 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange as of the close of business on that day. (On the same basis the aggregate value of the voting stock, including shares held by affiliates was $542,207,673). There were 18,225,468 shares of the Registrant's Common Stock outstanding as of November 19, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on February 23, 1999, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of September 30, 1998, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     MAXIMUS, Inc. ("MAXIMUS" or the "COMPANY") is a leading provider of program management and consulting services to government agencies throughout the United States. Since its inception in 1975, the Company believes it has been at the forefront of innovation in meeting its mission of "Helping Government Serve the People(TM)." MAXIMUS's services are designed to make government operations more efficient and cost effective while improving the quality of the services provided to program beneficiaries. The Company applies an entrepreneurial, private sector approach utilizing advanced technology in projects in almost every state in the nation and in markets in several foreign countries.

     MAXIMUS conducts its operations through two groups: the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides planning and management, information technology consulting, strategic program evaluation, program improvement, financial management, revenue maximization, fleet management and other public sector-related consulting services to all government agencies. In fiscal 1998, the Company significantly expanded its Consulting Group by combining with four consulting firms, and it now estimates that it is the largest provider of general consulting services to state and local government agencies in the United States.

MARKET OPPORTUNITIES

     The Company believes that providing program management and consulting services to government agencies represents a significant market opportunity. Federal, state and local government agencies in the United States spend more than $250 billion annually on the health and human services programs to which the Company markets its services, including Medicaid, Food Stamps, Temporary Assistance to Needy Families, Child Support Enforcement, Supplemental Security Income, General Assistance, Child Care and Child Welfare. The state operated programs alone cost an estimated $21.0 billion annually to administer. This figure does not include administrative costs for Medicare and Title II Disability Insurance, which are administered without state assistance. The following chart sets forth currently available data from U.S. government publications for programs served by the Company:

                                                               ESTIMATED         ESTIMATED
                                                               NUMBER OF           ANNUAL
                                                             BENEFICIARIES     ADMINISTRATIVE
STATE OPERATED PROGRAM                                          SERVED          EXPENDITURES
Medicaid...................................................   36.1 million     $  6.7 billion
Food Stamps................................................   26.9 million        3.8 billion
Temporary Assistance to Needy Families.....................   12.6 million        3.3 billion
Child Support Enforcement..................................   11.5 million        3.1 billion
Supplemental Security Income...............................    6.6 million        2.0 billion
General Assistance/Social Services/Other...................   10.0 million        2.1 billion
                                                             -------------     --------------
                                                             103.7 million     $ 21.0 billion

     In the last several years, there has been a surge in legislation and initiatives to reform federal, state and local welfare and health and human services programs. One of the most significant of these legislative reforms was the Welfare Reform Act, which restructured the benefits available to welfare recipients, eliminated unconditional welfare entitlement and, most importantly, restructured the funding mechanisms that exist between federal and state governments. Under the Welfare Reform Act, states receive block grant funding from the federal government and are no longer able to seek reimbursement in the form of matching federal government funds for expenditures in excess of block grants. Accordingly, states bear the financial risk for the operation of their welfare programs.

     A number of state governments are taking action to respond to changes being initiated as a result of welfare reform. Some of these actions include enlisting the advice of specialized management consultants on ways to more efficiently and effectively administer their health and human service programs and by outsourcing management of such programs completely. As a result, MAXIMUS, for example, has been awarded performance-based contracts to manage health care enrollment services contracts for government agencies in Michigan, Texas, New York, New Jersey, and California. MAXIMUS has also been retained by numerous states and municipalities to provide consulting services.

     A more recent initiative at the federal level is the Balanced Budget Act of 1997 (the "BALANCED BUDGET ACT"), which established, among other programs, the State Children's Health Insurance Program (the "CHILDREN'S HEALTH INSURANCE PROGRAM"). This program provides federal matching funds to enable states to expand health care to targeted uninsured, low-income children. Over the next five years, $20.3 billion will be made available to states with federally-approved plans to expand state Medicaid programs, initiate new insurance programs or combine approaches. In June 1998, the Clinton administration also mandated sweeping protections to Medicare beneficiaries, including increased access to health plans by persons with pre-existing illnesses, added protections for women and non-English speaking beneficiaries and increased availability of specialists. Given the breadth and depth of the Company's expertise, it believes it is well positioned to capitalize upon these new opportunities to assist states in planning, implementing and maintaining the increased enrollment and outreach that will be required by these new federal initiatives.

     The Company believes that these legislative changes, when combined with political pressures and the financial constraints that inevitably result, will accelerate the rate at which state and local government agencies seek new solutions to reduce costs and improve the effectiveness of health and human services programs. The Company believes that government agencies will continue to turn to companies such as MAXIMUS to reduce costs and improve the effectiveness of health and human services programs. The Company believes that it more effectively administers government programs due to its ability to: (i) accept contracts where compensation is based on performance; (ii) attract and compensate experienced, high-level management personnel; (iii) rapidly procure and utilize advanced technology; (iv) vary the number of personnel on a project to match fluctuating work loads; (v) increase productivity by providing employees with financial incentives and performance awards and more readily terminating non-productive employees; (vi) provide employees with ongoing training and career development assistance; and (vii) maintain a professional work environment that is more conducive to employee productivity.

     The Company believes that state and local governments will continue to seek its services despite the effect of economic cycles on government budgets. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to deliver services to its citizens. In recent years, as governments at all levels have experienced budget surpluses, new programs have been initiated to assist even more sectors of society (such as the Children's Health Insurance Program), increasing the population of beneficiaries of the Company's services. In more austere times, the population enrolled in existing government health and welfare programs expands, requiring governments to spend more to administer these programs, but facing increased pressure to do so cost-effectively. As a result, even in depressed economic cycles, the Company's business has continued to expand.

     The Company is recognized as a principal partner of state and local governments for program management and consulting. With more than 100 offices located throughout the nation, the Company has the local presence and decentralized organization to promote relationships with the executive and legislative branches of state and local governments. With more than 2,800 employees nationwide, the Company has more specialized resources than most state, city or county government agencies.

STRENGTHS AND DIFFERENTIATIONS

     The Company believes that it has been a pioneer in offering state and local government agencies a private sector alternative to internal administration of government health and human services programs. The Company has also successfully increased the breadth of its service offerings to meet such demand from government agencies. The following business strengths and differentiating characteristics position MAX-

IMUS to capitalize on the significant market opportunities presented by the changing environment of health and human services program regulation:

     Single Market Focus. The Company believes that it is the largest company dedicated exclusively to providing program management and consulting services to government health and human services agencies, as well as the largest provider of general management consulting services to state and local government agencies. The Company has accumulated a detailed knowledge base and understanding of the regulation and operation of health and human services programs that allows it to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. The Company believes that the size, depth and broad range of its health and human services program expertise, and related areas of government program management, differentiate it from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to understand the complex nature of serving government agencies.

     Expanded Consulting Group. During fiscal 1998, the Company significantly expanded its Consulting group by acquiring four consulting companies: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "SPECTRUM"), David M. Griffith & Associates, Ltd. ("DMG"), Carrera Consulting Group ("CARRERA") and Phoenix Planning & Evaluation, Ltd. ("PHOENIX"). These combinations increased the number of the Company's professional consultants from approximately 125 to over 600 and the Company believes it has the largest management consulting practice dedicated to serving state and local government in the U.S. The Company believes that the expansion of its consulting practice provides it with significant competitive advantages including: (i) a more predictable source of revenues with operating margins similar to the Consulting Group; (ii) a significant source of experienced consultants with an established knowledge base, re-useable methodologies and valuable relationships with members of the executive and legislative branches of state and local governments; (iii) a broader suite of consulting services that are increasingly demanded by state and local government seeking a single-source provider of program management and consulting services including cost accounting; human resources consulting; executive recruiting; fleet management; Year 2000 planing and management; software and systems integration; strategic planning, evaluation and implementation for government; electronic commerce and "smart card" technologies; and (iv) a broader client base that facilitates cross-selling opportunities between the Consulting Group and Government Operations Group.

     Proven Track Record. Since 1975, MAXIMUS has successfully applied its entrepreneurial private sector approach to assisting government health and human services agencies. Over the last five years, the Company has successfully completed approximately 500 program management and consulting services projects for state and local health and human services agencies serving millions of beneficiaries in nearly every state. The Company believes that the successful execution of these projects has earned the Company a reputation for providing efficient and cost-effective services to government agencies while improving the quality of services provided to program beneficiaries. The Company's reputation has contributed significantly to its ability to compete successfully for new contracts. Additionally, the Company's combinations with Spectrum, DMG, Carrera and Phoenix provide it with extended service capabilities and an additional base of established clients that the Company believes will further enhance its reputation as a leading provider of high-quality management and consulting services to state and local government agencies.

     Wide Range of Services. Many of the Company's clients require their vendors to provide a broad array of service offerings, which many of the Company's competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise. The Company's expertise in a wide range of services enables it to better pursue new business opportunities and to offer itself as a single-source provider of program management, consulting and information technology services to state and local government agencies.

     Proprietary Case Management Software Program. The Company has developed a proprietary automated case management software program called the MAXSTAR Human Services Application Builder ("MAXSTAR"). MAXSTAR is a software platform that allows the Company to reduce project implementation time and cost. Because government agencies are often required to manage vast amounts of data and large numbers of cases without access to advanced technology and experienced professionals, the Company believes that MAXSTAR, together with the Company's experienced information technology professionals, is a key element of its success.

     Experienced Team of Professionals. The Company has assembled an experienced management team of former government executives, state agency officials, information technology specialists and other professionals with backgrounds in the public health and human services industry. The Company's employees understand the problems and challenges faced in the marketing, assessment and delivery of government agency services. Furthermore, since state and local government administrators are subject to changing legislative and political mandates, the Company has developed strong relationships with experienced political consultants who inform and advise the Company with respect to strategic marketing opportunities and legislative initiatives.

GROWTH STRATEGY

     The Company's goal is to be the leading provider of program management and consulting services to government health and human services programs. The Company's strategy to achieve this goal includes the following:

     Capitalize on Trends Toward Outsourcing Government Functions. The Company believes that it is well-positioned to benefit from the continued increase in demand for new program management and consulting services that have arisen in an environment characterized by changing regulation and evolving technology. The Company believes that fiscal pressures will compel state governments to continue to rationalize program operations and upgrade existing technology to operate more cost-efficient and productive programs. To achieve these efficiencies, the Company believes that many government agencies will turn to outside experts, such as the Company, for help.

     Aggressively Pursue New Business Opportunities. The Company believes that, throughout its 23-year history, it has been a leader in developing innovative solutions to meet the evolving needs of state and local health and human services agencies. The Company plans to expand its revenue base by: (i) marketing new and innovative program management solutions to the Company's extensive client base; (ii) expanding the Company's client base by marketing the Company's experience and established methodologies and systems; (iii) investing in early identification of government bid opportunities; and (iv) submitting competitive bids that leverage the Company's proven solutions for past projects.

     Continue to Add a Range of Complementary Consulting Services. The Company intends to continue to broaden its range of consulting services in order to respond to the evolving needs of its clients and provide cross-selling opportunities. The Company intends to continue to acquire or internally develop innovative technologies and methodologies that are required by government entities in order to effectively deliver public services.

     Pursue Strategic Acquisitions. Given the highly fragmented structure of the government services and consulting marketplace, the Company believes that it will continue to successfully identify and pursue attractive acquisition opportunities. Acquisitions can provide the Company with a rapid, cost-effective method to broaden its services, increase the number of professional consultants, broaden its client base, cross sell additional services, establish or expand its presence geographically, or obtain additional skill sets. The recent combinations with Spectrum, DMG, Carrera and Phoenix have increased the Company's client base by over 2,000 and added 500 new consultants.

     Recruit Highly Skilled Professionals. The Company continually strives to recruit top government management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to complex problems presented by resource-constrained government program agencies. The Company also seeks to attract middle-level consultants with a proven track record in the health and human services field and a network of political contacts to leverage the Company's existing management infrastructure, client relationships and areas of expertise.

SERVICES

     The Company's services are designed to make the operations of government health and human services programs more efficient and cost effective while improving the quality of the services that such government agencies provide to program beneficiaries. The Company organizes its operations into two groups: (i) the Government Operations Group, specializing in the management of government health and human services operations; and (ii) the Consulting Group, which offers consulting services to every state, county and local government agency, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor, education and legislatures.

GOVERNMENT OPERATIONS GROUP

     The Company's Government Operations Group is comprised of four divisions specializing in the administration and management of government health and human services programs.

     Child Support Division. The Company provides a full range of child support enforcement ("CSE") services, including: (i) outreach to and interview of parents of children entitled to child support; (ii) establishing paternity and obtaining, enforcing, reviewing and modifying child support orders; and (iii) payment processing. The Company operates statewide client service units, updates case arrearage and demographic data for new CSE automated systems and provides training to CSE workers. The Company believes that it has one of the largest CSE staffs in the private sector with over 500 professionals. The Company has been performing these services since 1976, which the Company believes is longer than any other private sector firm in the United States. The Company is currently engaged in the management of CSE programs in several states providing full child support services and specialized services for over 600,000 cases. For example, in June 1998, the Company was awarded a five-year, $29 million, full-service CSE program management follow-on contract in Nashville, Tennessee.

     Managed Care Enrollment Division. The Company provides a variety of project management services for Medicaid programs with a particular emphasis on large-scale managed care enrollment projects. In these projects, the Company provides recipient outreach, education and enrollment services; an automated information system customized for the state; data collection and reporting; collaborative efforts with community-based organizations and advocacy groups in conducting outreach and education activities; design and development of program materials; health plan encounter data analysis and reporting; and care coordination for Early and Periodic Screening, Diagnosis and Treatment services. The Company currently provides managed care enrollment contract services to more Medicaid recipients than any other public or private sector entity in the country, operating projects for the states of California, New York, Texas, Michigan, Colorado, Vermont, Massachusetts, New Jersey and Georgia. In recent months, the Company has begun to administer programs for uninsured and underinsured children as part of the Children's Health Insurance Program in various states, including Michigan, Massachusetts, Vermont, New Jersey, and Kansas.

     Welfare Reform Division. The Company manages welfare-to-work programs by providing a wide range of services, including eligibility determination, emergency assistance, job referral and placement, transition services such as child care and transportation, community work training services, job readiness preparation, case management services and selected educational and training services. The Company's typical welfare-to-work contract involves the engagement of the Company for a period of three to five years. The Company has served over 250,000 welfare recipients in numerous states, and has achieved an average employment placement rate in excess of 80%. For example, the Company currently manages a welfare reform program in Milwaukee County, Wisconsin under a three-year, $24 million contract. In 1998, the Company was awarded a contract to provide employment services in San Diego, California serving 13,000 participants and valued at more than $6 million annually. Additionally, the Company has recently been awarded performance-based, welfare-to-work contracts in Texas, Illinois, Delaware, Virginia, Maryland and Pennsylvania totaling over $10 million. The Company provides statewide child care services in Connecticut and was also recently awarded a contract to provide child care services statewide in Hawaii. As an outgrowth of the Company's welfare reform services, the Company has developed MAXSTAFF, an independent employment agency that leverages the

Company's referral and placement infrastructures by helping employers find qualified employees or temporary staff from the large pool of human resources the Company manages.

     Federal Services Division. The Company provides a host of large-scale, nationwide management services geared toward case management, innovative return-to-work strategies, program management and staffing support services. Areas of specialization include disability services, vocational rehabilitation, substance abuse/mental health services and justice administration. In 1995, the Company became the first company to operate a national case management and monitoring program for disability beneficiaries when it contracted with the Social Security Administration to provide referral and monitoring services to beneficiaries with drug or alcohol disabilities. Under the program, the Company successfully referred approximately 140,000 disabled beneficiaries into treatment as a first step to re-entering the work force. The Company intends to leverage this experience by pursuing other large scale program management contracts with other agencies of the federal government, including the Department of Justice and the Department of Veterans Affairs.

CONSULTING GROUP

     The Company's Consulting Group is comprised of the following eight divisions: the Information Technology Solutions Division, the Systems Planning and Integration Division, the International Division, the Human Services Division, Phoenix Consulting Group, the Spectrum Consulting Division, the Carrera Consulting Group and DMG-MAXIMUS.

     Information Technology Division. The Company provides computer systems management and business process re-engineering services to state, county and other local governments. The Company provides services associated with project management, including assessing current and future business needs, defining user requirements, designing automated systems, developing requests for proposals, and providing evaluation assistance, contract negotiations and quality assurance monitoring services. Since 1991, the Company has provided information technology systems and design services for projects in more than 40 states in the nation. The Company also specializes in providing management services to agencies administering criminal justice programs. In November 1997, Company was selected by the State of Connecticut to provide project management and system integration services for the criminal justice information system Offender Based Tracking System for the Connecticut Office of Policy and Management. This $5.5 million contract will run through September 2001. The Company also provides re-engineering services to government authorities such as the County of Los Angeles. The Company is assisting the County (Board of Supervisors, Auditor-Controller, Office of the Assessor, Registrar-Recorder/County Clerk, and the Treasurer and Tax Collector) in the development of the County's Property Tax System Business Process Re-engineering Project. In addition, the Company provides assistance in assessing, evaluating, testing and certifying government systems for Year 2000 compliance. The Company is currently providing Year 2000 project management and quality services to the Department of Information Technology for the State of Connecticut.

     Systems Planning Division. The Company believes that its Systems Planning Division is a leading provider of strategic information management, procurement and contracting, systems quality assurance and systems implementation services to the rapidly expanding state health, human services and child support enforcement agency market. Using an experienced team of skilled project managers and information technology professionals, the Company has, in multiple projects across numerous states, assisted clients in the planning, design, procurement and implementation of information systems totaling nearly $1 billion. These complex, high-profile systems -- which have ranged from $5 million to over $100 million and from 200 to 2,000 users -- serve as the mission critical infrastructure for over $30 billion in annual health and human services expenditures. The division also supports the card technologies practice of the Company's Phoenix Consulting Division focusing on its application to electronic benefits transfer and driver's license applications. The potential market for the division's services has continued to expand in recent years. Welfare reform is forcing dramatic changes in eligibility systems for welfare programs. The number of work force development programs sponsored by the Department of Labor are also increasing. Significant changes to the systems supporting Medicaid, often the single largest budget item of state government budgets, will be required by the shifts from fee-for-service programs coupled with federally mandated competition for Medicaid Management Information Systems operations support. Given the Company's successful track record, core competencies and national market presence, the Company believes that it is well positioned to take advantage of the increased nationwide emphasis in state government on eligibility systems, managed care, child services, family court services and child support enforcement. Additionally, the Company believes that synergies between the Company's Consulting and Government Operations Groups and other strategic hires will uniquely position the Company to take advantage of the new market opportunities created by the recently enacted changes to managed care and the Child Health Insurance Program.

     International Division. The Company provides health care consulting and systems services to assist foreign government agencies and health care organizations responsible for the delivery of treatment services to large populations. The Company automates and restructures clinical information systems for large outpatient providers, hospital information systems, managed care information systems, beneficiary management systems and treatment network management systems for managing large networks of health treatment facilities. In addition, the Company consults with foreign government agencies in developing health care policy reforms, treatment quality improvements and productivity enhancements. The Company's health care systems software, developed in ORACLE(R), is a platform-independent and multi-language software package. The Company has developed an Arabic language version of this software for use in the Middle East. Currently, the division is engaged in two major automation projects in Egypt, installing a health care information system in three hospitals in Cairo and a national health care system database in hospitals and clinics throughout the country to allow the Egyptian Health Insurance Organization to better manage its facilities. Additionally, in Argentina, the Company is providing organizational and management services to the health plan of an employee union with almost 500,000 members, and conducted a demonstration project in support of Health District autonomy for the Ugandan Ministry of Health to improve the effectiveness of its contracting process in selected pilot Health Districts.

     Human Services Division. The Company's Human Services Division provides program planning and implementation, revenue maximization and evaluation consulting assistance to human services, health and education agencies in state, local and federal government. The Company has completed comprehensive welfare reform planning and implementation projects for the District of Columbia and the State of Nevada, and has been engaged by the District of Columbia to provide planning and implementation assistance for a new Child Health Insurance Program. Revenue maximization projects, which involve increasing federal financial participation in state health and human services programs and are generally carried out on a contingency fee basis, have been completed or are on-going in more than twenty states. The states have received more than $350 million in additional federal revenue as a result of the Company's efforts and expect current projects to yield another $300 million in new federal revenue. The Company also is frequently engaged to conduct evaluations of government programs and demonstrations. Program evaluation contracts are often multi-year research projects involving the collection of extensive data using automated data merges as well as surveys and case record reviews. Since 1994, the Company has completed scores of welfare reform, revenue maximization and program evaluation projects for numerous states and localities.

     Electronic Commerce and Card Technologies Consulting Services (Phoenix Consulting Division). The Company's Phoenix Consulting Division provides health, transportation, education, banking and human service clients with expert assistance in planning, implementing and evaluating Electronic Funds Transfer ("EFT"), Electronic Benefits Transfer ("EBT"), Electronic Payment Systems ("EPS"), smart card, biometric recognition system and related technologies. Responding to pressures to provide more time- and cost-efficient services, public-sector entities are increasingly following the general trend of moving from paper-based to electronics-based systems. In addition to its cost efficiencies, electronic commerce ("EC") technologies can provide more accurate record keeping, minimize paper transactions and offer greater security against fraud and theft. For instance, recognizing the advantages of EBT systems, which permit a recipient to transfer his or her public-assistance benefits directly from a government account to the product or service vendor, the federal government has mandated that all states must convert to EBT issuance under the Food Stamp Program by October 2002. In over thirty states, Phoenix has assisted clients in making the conversion to electronic commerce. Currently, it is helping the state of New Jersey implement a program to facilitate 24-hour electronic access to a suite of government services using smart card technology. In other states, including Texas and California, Phoenix is providing expert assistance to implement EBT for WIC benefits. Phoenix has become a recognized expert in its field, having delivered lectures at influential card-technology conferences such as CardTech/SecurTech NACHA, conducted training seminars for entities such as the U.S. Office of Management and Budget, the U.S. Joint Financial Management Improvement Program, American Banking Association and Food Marketing Institute, and having been a primary consultant to Vice President Gore's Federal EBT Task Force.

     Automation Consulting Services (Spectrum Consulting Division). The Company's Spectrum Consulting Division provides management consulting services that focus on assisting large public sector organizations in solving complex business problems related to automation. Spectrum has engagements in all areas of government, including the legislative, executive and judicial branches, and has extensive knowledge of the fiscal structure of states through its experience with state auditors, comptrollers and treasurers as well as a significant understanding of the programmatic areas of state government through close contact with many types of state agencies. The Company provides a variety of information technology services including Year 2000 quality assurance and project planning and management; quality assurance monitoring and assessment for child welfare, and healthcare and financial management systems; strategic planning; and advanced technologies. The Company also plans to provide clients with a comprehensive set of quality assurance and Year 2000 consulting services that are jointly developed by the Spectrum and Systems Planning and Integration divisions.

     Carrera Consulting Group (a Division of MAXIMUS). The Carrera Consulting Group's mission is to deliver technology-based business solutions to government. Services include information technology strategic planning, year 2000 impact assessment and remediation, custom system development for health and human services systems and enterprise resource planning ("ERP") systems implementation. As a PeopleSoft Global Alliance Partner, the Carrera Consulting Group is one of the leading implementators of human resource and financial systems for state and local government. Prior to its combination with the Company, Carrera had implemented over thirty such systems for various government clients including the cities of Escondido, Los Angeles, Santa Monica, Des Moines, Akron, Eugene, Seattle and Denver; the counties of Solano, Tuolumne and King County Washington; and various organizations within the States of California, Georgia and New York. The Carrera Consulting Group has also provided implementation management, conversion, development projects. The Carrera Consulting Group offers clients a highly skilled consulting staff with focused expertise in helping public sector entities implement large-scale information systems.

     DMG-MAXIMUS. The Company's DMG-MAXIMUS division provides a broad array of consulting services such as cost accounting, wage and compensation evaluation, executive recruitment and fleet management. A particular expertise of this division is assisting government entities with controlling their overhead and program specific costs. DMG-MAXIMUS conducts comprehensive reviews and audits of client operations at the department- or division-level to identify unusually costly units of service or departments not meeting community needs. The division also helps clients prepare rationalized cost accounting of their services, through preparing either (i) cost allocation plans, which allocates overhead costs of centrally-provided services among the departments by the level of use of such services; (ii) indirect cost rate proposals, which allocate inter-departmental administrative costs among the specific department programs and activities; (iii) or other such cost plans. DMG-MAXIMUS further assists local and state governments in determining the appropriate fee charges for government services by calculating the total costs of such fee-based services. DMG-MAXIMUS does not typically engage in the large scale projects undertaken by other of the Consulting Group's divisions. Its focus has been on discrete, specialized consulting engagements, which it currently has with over 2,000 clients throughout the United States. The Company views this expansive network of contacts as an opportunity to cross-sell its broad array of services by leveraging customer satisfaction in smaller engagements into potentially larger scale consulting projects.

BACKLOG

     The Company's backlog represents an estimate of the remaining future revenues from existing signed contracts and revenues from contracts that have been awarded but not yet signed. Using the best available information, the Company estimates backlog on a quarterly basis with respect to all executed contracts. The backlog estimate includes revenues expected under the current terms of executed contracts, revenues from contracts in which the scope and duration of the services required are not definite but estimable and does not assume any contract renewals or extensions.

     Changes in the backlog calculation from quarter to quarter result from: (i) addition for future revenues from the execution of new contracts or extension or renewal of existing contracts; (ii) reduction from fulfilling contracts during the most recent quarter; (iii) reduction from the early termination of contracts; and (iv) adjustments to estimates of previously included contracts.

     At September 30, 1998 and 1997, the Company's backlog for services was approximately $276 million and $217 million, respectively.

MARKETING AND SALES

     The Company's Government Operations Group obtains program management contracts from state and local authorities by responding to RFPs. Whenever possible, prior to the issuance of an RFP, senior executives in the Government Operations Group work with senior government representatives, such as a state's governor, members of the governor's staff and the heads of health and human services agencies to encourage them to outsource certain health and human services functions. To identify opportunities to work with government officials at early stages and to optimize the government's receptivity to the Company's proposal to provide program management services, the Company establishes and maintains relationships with elected officials, political appointees and government employees. The Company engages marketing consultants, including lobbyists to establish and maintain relationships with these client representatives. The Company's consultants and lobbyists provide introductions to government personnel and provide information to the Company regarding the status of legislative and executive decision-making.

     Following the issuance of an RFP, the Government Operations Group participates in formal discussions, if any, between the contracting government agency and the group of potential service providers seeking to modify the RFP and prepare the proposal. Upon the award of a government operations contract, the Company's representatives then negotiate the contract with representatives of the government authority until an agreement is reached.

     The Consulting Group generates leads for consulting contracts by tracking bid notices, employing lobbyists, maintaining relationships with government personnel, communicating directly with current and prospective clients, and increasingly, through referrals and cross-selling initiatives from other divisions of the Consulting Group. The Consulting Group participates in professional associations of government administrators and industry seminars featuring presentations by the Company personnel. Senior executives from the Consulting Group develop leads through on-site presentations to decision-makers. In many cases, consulting contracts, like program management contracts, are obtained after responding to a formal RFP. The Consulting Group's efforts in generating a lead prior to the RFP can facilitate the Company's insight in responding to a particular RFP. A portion of the Consulting Group's new business arises from prior client engagements, in which case the Company may be the sole source of services. The Company also expects to leverage the client relationships of firms it acquires by cross-selling its existing services. Furthermore, clients frequently expand the scope of engagements during delivery to include follow-on complementary activities.

COMPETITION

     The market for providing program management and consulting services to state and local health and human services agencies, as well as to public sector clients generally, is competitive and subject to rapid change. The Company's Government Operations Group competes for program management contracts with local non-profit organizations such as the United Way and Goodwill Industries, government services divisions of large companies such as Lockheed Martin Corporation and Electronic Data Systems, Inc., managed care enrollment companies such as Benova, and specialized service providers such as Andersen Consulting, America Works, Inc., and Policy Studies Incorporated. The Company's Consulting Group competes with the consulting divisions of the "Big 5" accounting firms as well as Electronic Data Systems, Inc and many smaller consulting firms. The Company anticipates that it will face increased competition in the future as new companies enter the market, but that its experience, reputation, industry focus and broad range of services provide significant competitive advantages which the Company expects will enable it to compete effectively in its markets.

GOVERNMENT REGULATION

     The market for the Company's services exists under a United States federal regulatory framework of social programs that are largely implemented at the state or local level. The following summarizes this framework:

     Welfare Program. Under Title IV-A of the federal Social Security Act, the federal government provides financial assistance to underprivileged families under several programs commonly known as "Welfare," which have included the Aid to Families with Dependent Children Program ("AFDC") and the Job Opportunities and Basic Skills Training Program ("JOBS"). Under the AFDC program, cash welfare payments were provided to needy children deprived of parental support and to certain others in the household of the child. State governments are required to define "need," set their own benefit levels, establish (within federal limitations) income and resource limits and administer the program or supervise its administration. Beginning in October 1990, the federal government required each state to implement a JOBS program, which is designed to help needy families with children to avoid long-term Welfare dependency by providing education, training, job placement and other supportive services, including child care.

     Under the Welfare Reform Act, AFDC and JOBS have been combined into a single program, known as "Temporary Assistance to Needy Families" or "TANF." Under TANF, the federal government makes "block grants" of funds to the states, to be administered at the state level in programs that include certain mandatory work, education and job-related activities, including job training and job search for the purposes of: (i) providing needy families with time-limited assistance in order to end their dependency on government benefits and achieve self-sufficiency; (ii) preventing and reducing out-of-wedlock pregnancies, especially teenage pregnancies; and (iii) encouraging the formation and maintenance of two-parent families. While the federal act provides general requirements, states must determine how these requirements will be met.

     General Assistance/General Relief Programs. There are also General Assistance or General Relief programs that are administered by the states. These welfare programs are not federally reimbursed and generally serve persons not eligible for other federal programs. By their nature, they are very restrictive in terms of eligibility requirements since states must pay 100% of both the benefit and administrative costs. The eligibility requirements for these programs vary by state and sometimes by county within the state. Forty two states currently have General Assistance programs in operations. Thirty three of the states operate the program in only a portion of the state.

     Food Stamp Program. The Food Stamp Program is a federally funded program that is administered by the states. The purpose of the program is to increase the food purchasing power of eligible low-income households to a point that they can buy a nutritionally adequate, low-cost diet. The program subsidizes food purchases through the issuance of food stamps or through issuance of electronic cards. Food stamp program benefits are entirely paid for by the federal government and food stamp program administrative costs are shared 50/50 with the states, except that states with low error rates may have up to 60% of their administrative costs reimbursed. Eligibility for TANF or SSI also ensures eligibility for food stamps.

     Supplemental Social Security Income. Titles XVI of the federal Social Security Act provide for the administration and distribution of financial assistance to disabled individuals whose impairments make them unemployable. There has been political pressure on the Social Security Administration (the "SSA") and the states to review the caseload of Title XVI beneficiaries to ensure that each individual's disability still exists and that the extent of such disability remains sufficient to preclude employment. In addition, the SSA has been under pressure to increase and improve vocational rehabilitation efforts focused on returning disabled beneficiaries to work and self-sufficiency.

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

     Medicaid, Medicare and the Children's Health Insurance Program. Medicaid and Medicare were implemented under Title XIX and XVIII of the Social Security Act. Medicaid is a federal-state matching entitlement program that provides reimbursement for the cost of medical care to low-income individuals who are aged, blind, disabled or TANF beneficiaries, and to certain pregnant women and children. Within broad federal guidelines, each state designs and administers its own program. Eligibility and claims processing systems are automated by each state to handle this program, which is typically the largest line item in a state budget. Federal assistance is also available on a waiver basis for managed care enrollment for Medicaid recipients and similar populations. Medicare is a federal entitlement program providing reimbursement of a portion of the cost of medical care provided to the elderly. The Child Health Insurance Program is a recently enacted $20 billion program to provide health care for children whose family income is near the poverty level.

HUMAN RESOURCES

     As of November 19, 1998, the Company had more than 2,800 employees, consisting of 2,067 employees in the Government Operations Group, 685 employees in the Consulting Group and 126 administrative employees. The Company's success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs a full-time human resources coordinator, retains several executive search firms and relies on personal and business contacts to recruit senior level employees for senior management positions in the Government Operations Group and Consulting Group and for senior administrative positions. When the Company's Government Operations Group is awarded a contract by a state or local government, the Company is often under a tight timetable to hire project leaders and case management personnel to meet the needs of the new project. To meet such needs, the Company engages intensive short-term hiring efforts at the project's location.

     The Company's hiring focus is to identify candidates who are well suited by background and temperament to serve the Company's government clients. The Company's Government Operations employees are largely drawn from government employment positions, while the Consulting Group employees are largely selected from other consulting organizations and government agencies.

     The Company offers employees an internal training program designed to enhance professional skills and knowledge. Offered twice a year, the three-day program includes human resources topics such as cultural sensitivity, sexual harassment and wrongful termination; marketing, proposal writing and public relations; project administration topics such as contract negotiations, project management, deliverable preparation and client management; and technology updates. In addition, the Company offers partial tuition reimbursement for employees pursuing relevant degree programs and fully reimburses employees for relevant training seminars and short courses.

     The Company promotes loyalty and continuity of its employees by offering packages of base and incentive compensation and benefits that it believes are significantly more attractive than those offered by governments or other government consulting firms in general. In addition, to attract and retain employees, the Company has established several employee benefit plans, including 401(k) savings and retirement plans, its 1997 Equity Incentive Plan and its 1997 Employee Stock Purchase Plan.

ITEM 2.  PROPERTIES

     The Company is headquartered in McLean, Virginia, in a 21,000 square foot office building which it owns. The Company leases office space for other management and administrative functions in connection with the performance of its contracts in various states and foreign countries. On October 1, 1998, the Company conducted operations from 114 leased office facilities totaling approximately 576,000 square feet. The lease terms vary from month-to-month to five-year leases and are generally at market rates. The Company is currently seeking additional space to house its new headquarters and to support its expanding operations and believes that it will be able to secure such space, as needed, in the future.

ITEM 3.  LEGAL PROCEEDINGS

     On March 12, 1997, Network Six, Inc. ("NETWORK SIX") served MAXIMUS with a First Amended Third-Party Complaint filed in the State of Hawaii Circuit Court of the First Circuit. In this complaint, Network Six named the Company and other parties as third party defendants in an action by the State of Hawaii against Network Six. In 1991, the Company's Consulting Group was engaged by the State of Hawaii to provide assistance in planning for and monitoring the development and implementation by Hawaii of a statewide automated child support system. In 1993, Hawaii contracted with Network Six to provide systems development and implementation services for this project. In 1996, the state terminated the Network Six contract for cause and filed an action against Network Six. Network Six counter-claimed against Hawaii that the state breached its obligations under the contract with Network Six. In the Third Party Complaint, Network Six alleges that the Company is liable to Network Six on grounds that: (i) Network Six was an intended third party beneficiary under the contract between the Company and Hawaii; (ii) the Company engaged in bad faith conduct and tortiously interfered with the contract and relationship between Network Six and Hawaii; (iii) the Company negligently breached duties to Network Six; and (iv) the Company aided and abetted Hawaii in Hawaii's breach of contract. Network Six's complaint seeks damages, including punitive damages, from the third party defendants in an amount to be proven at trial. The Company believes that Network Six was not an intended third party beneficiary under its contract with Hawaii and that Network Six's claims are without factual or legal merit. The Company does not believe this action will have a material adverse effect on the Company's business, and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in defending this action. A decision by the court in Network Six's favor or any other conclusion of this litigation in a manner adverse to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     On November 28, 1997, an individual who was a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company does not believe that this action has merit or that it will have a material adverse effect on the Company's business, and it intends to vigorously defend this action. However, given the early stage of this litigation, no assurance may be given that the Company will be successful in its defense.

     On May 12, 1998, the Company acquired DMG. DMG is currently defending against a lawsuit arising out of consultation services provided to underwriters of revenue bonds issued by Superstition Mountains Community Facilities District No. 1 (the "DISTRICT") in 1994. The bonds were issued to finance construction of a waste water treatment plant in Arizona. However, the District was unable to service the bonds and eventually declared bankruptcy. Two actions arising out of those events were filed against DMG in the U.S. District Court for the District of Arizona, one filed on January 31, 1997 by Allstate Insurance Company ("ALLSTATE") against DMG and thirteen other named defendants, and another filed on December 2, 1996 by the District against DMG. The action brought by the District against DMG was dismissed by the U.S. District Court on August 19, 1998. Nevertheless, the District was subsequently joined as a party in the Allstate litigation and has reasserted its claims against DMG in a third party complaint. The parties making claims against DMG allege that DMG made false and misleading representations in the reports included among the exhibits to the bond offering memoranda. DMG's reports concerned the accuracy of certain financial projections made by the District regarding its ability to service the bonds. Allstate seeks as damages $32.1 million, the principal amount of bonds it purchased together with accrued and unpaid interest; the District seeks actual and special damages, prejudgment interest and costs. MAXIMUS intends to defend against these claims vigorously. However, given the preliminary stage of this litigation, no assurance can be given that the Company will be successful in defending this lawsuit.

     The Company is not a party to any material legal proceedings, except as set forth above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers of the Company are as follows:

NAME                                   AGE                          POSITION
David V. Mastran.....................  55     President, Chief Executive Officer and Director
Raymond B. Ruddy.....................  55     Chairman of the Board of Directors, Vice President
                                              of the Company, President of Consulting Group,
                                                Treasurer and Director
Russell A. Beliveau..................  51     President of Business Development and Director
Margaret Carrera.....................  44     President of Carrera Consulting Group,
                                              Vice-Chairwoman of the Board and Director
Ilene R. Baylinson...................  42     President of Federal Services Division
John F. Boyer........................  51     President of Managed Care Enrollment Division
David M. Casey.......................  40     President of Information Technology Division
George C. Casey......................  54     President of Spectrum Consulting Division
Louis E. Chappuie....................  60     President of DMG-MAXIMUS and Director
Lynn P. Davenport....................  51     President of Human Services Division and Director
Gary L. Glickman.....................  45     President of Phoenix Consulting Division
David A. Hogan.......................  50     President of Child Support Division
John P. Lau, Sr......................  55     President of International Division
Holly A. Payne.......................  45     President of Welfare Reform Division
Susan D. Pepin.......................  44     President of Systems Planning Division and Director
Robert J. Muzzio.....................  64     Executive Vice President and Director
F. Arthur Nerret.....................  51     Vice President, Finance and Chief Financial Officer
Robert E. Taggart, Jr................  52     Vice President and Chief Operating Officer of DMG-
                                                MAXIMUS

     David V. Mastran has served as President and Chief Executive Officer since he founded the Company in 1975. Dr. Mastran received his Sc.D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965.

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

     Russell A. Beliveau has served as the President of the Company's Business Development Division since September 1998. Prior to that, he served as President of the Government Operations Group since 1995. Mr. Beliveau has more than 20 years' experience in the Health and Human Services Industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau's past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his M.B.A. in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974.

     Margaret Carrera has served as President of the Company's Carrera Consulting Group division, Vice-Chairwoman of the board and a director since the acquisition of Carrera by the Company in August 1998. Prior to that time she had served as President of Carrera since its founding in 1991. Ms. Carrera has twenty years of experience in management information systems. Prior to the founding of Carrera, she served as West Region Director of Information Systems consulting for the Public Sector with Ernst & Young LLP and Vice President of Bank Card Processing for Bank of America. She has also held positions at Cambridge Systems Group and Pacific Telephone. Ms. Carrera received her M.B.A. in Finance from San Francisco State University in 1980 and her B.A. in Mathematics and Chemistry from United States International University in 1975.

     Ilene R. Baylinson has served as the President of the Company's Federal Services Division (formerly, the Disability Services Division) since 1995 and as Chief Operating Officer from 1991 to 1995. She has more than 17 years of experience in health and human services program administration. After obtaining her B.A. from John Hopkins University in 1978, Ms. Baylinson worked in a variety of positions for Koba Associates, Inc. of Washington, D.C., including Senior Vice President for Corporate Management, Marketing and Operations from 1989 until her departure and Corporate Vice President/Director, Law and Justice Division from 1985 through 1991.

     John F. Boyer has served as President of the Company's Managed Care Enrollment Division since October 1998, after serving in various capacities for that division since Fall of 1997. Prior to that, he served as Vice President for Strategic Planning and Contract Administration of the Company since 1995. Dr. Boyer has more than 20 years' experience in health care delivery in both clinical and administrative settings. Prior to joining the Company, Dr. Boyer served as Director of Health Services Financing Policy in The Office of The Assistant Secretary of Defense (Health Affairs) at the Pentagon from 1989 until 1995. Dr. Boyer received his Ph.D. in Public Administration and Public Policy Analysis from The American University in 1989, his M.S. in Management from The Naval Postgraduate School in 1981, his M.S. in Nursing from New York Medical College in 1973 and his B.S. from Illinois State University in 1969.

     David M. Casey has served as the President of the Information Technology Division of the Company since 1997 and has been with the Company since 1994. Mr. Casey has 17 years of professional experience in management information systems. Prior to joining the Company, Mr. Casey served as a Government and Education Account Executive for Wang Laboratories, Inc. from 1987 until 1994 and served as a Sales Consultant at Wang Laboratories, Inc. from 1986 to 1987. Mr. Casey has also held positions at Motorola, Inc. and Polaroid Corporation. Mr. Casey holds a B.S. in General Engineering and Computer Science from Northeastern University.

     George C. Casey has served as President of the Spectrum Consulting Division since the Company's acquisition of the Spectrum in March 1998. Prior to that, he had served as President of the Spectrum since October 1986. Before joining Spectrum in 1986, Mr. Casey worked as a Partner for KMG Main Hurdman, an international public accounting firm that subsequently merged with KPMG Peat Marwick. Mr. Casey has extensive experience in project planning and management, procurement and contract negotiations, and quality assurance reviews and realignment. Mr. Casey earned a B.S./B.A. degree from Northwestern University in 1966.

     Louis E. Chappuie has served as President of DMG-MAXIMUS and a director of the Company since the acquisition of DMG by the Company in May 1998. Prior to that time he served as President and Chairman of the Board of DMG from 1992 and 1997, respectively. Prior to assuming the presidency of DMG, he was Executive Vice President of DMG's Western Practice Area in Sacramento, California for 12 years. His additional experience includes Arthur Young & Company and Foreign Service Officer, U.S. State Department. Mr. Chappuie received his B.A. and M.A. from the University of Minnesota in 1960 and 1961, respectively, and has completed course work for a Ph.D. in Economics.

     Lynn P. Davenport has served as the President of the Company's Human Services Division since he joined the Company in 1991. He has over thirteen years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining the Company, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969.

     Gary L. Glickman has served as President of the Phoenix Consulting Division since the acquisition of Phoenix by the Company in August 1998. Prior to that time he had served as President of Phoenix since its founding in 1990. Mr. Glickman entered consulting in 1980 and has served in a variety of positions advising public and private clients on electronic banking and related technologies. During this time, he was employed with several firms, including Deloitte & Touche and Laventhal & Howarth. Prior to entering consulting, Mr. Glickman held positions in the Office of the Secretary in the U.S. Department of the Treasury and Controller's Office of New York City. Mr. Glickman received his M.B.A. in Economics from New York University in 1978 and his B.A. in American Studies from Brandeis University in 1975.

     David A. Hogan has served as the President of the Child Support Division since 1994 and served as a Vice President of the division from 1993 until 1994. Prior to joining the Company, Mr. Hogan spent 23 years working in numerous positions for the Washington State Department of Social and Health Services including five years as the State's Child Support Director. Mr. Hogan also served one year as the President of the National Child Support Directors Association. Mr. Hogan received his J.D. from the University of Puget Sound in 1976 and his B.A. from Western Washington University in 1970.

     John P. Lau, Sr. has served as the President of the Company's International Division since 1993 and served as President of the Company's Advanced Systems Division from 1989 until 1993. From 1961 until 1988, Mr. Lau worked in a variety of government and private health care systems organizations in technical, managerial and executive positions. Most recently, Mr. Lau was a Vice President of Modern Psychiatric Systems in Rockville, Maryland in 1988 and 1989 and served from 1968 through 1988 as Consultant to the President of Creative SocioMedics Corporation. Mr. Lau received his M.S. in Physics from Fairleigh Dickinson University in 1968 and his B.S. in Physics from St. Peter's College, Jersey City, New Jersey in 1965.

     Holly A. Payne has served in various executive capacities at the Company since 1987 and as President of the Welfare Reform Division of the Company since 1995. Ms. Payne has over 21 years of human services programs experience. From 1983 until she joined the Company, Ms. Payne was a Program Manager at Electronic Data Systems Corporation in Bethesda, Maryland and from 1978 until 1983 she worked in several capacities for the Departments of Social Services in Prince William and Fairfax Counties in Virginia. Ms. Payne received her M.S.W. from West Virginia University in 1978 and her B.S. in Family Services from Northern Illinois University in 1975.

     Susan D. Pepin has served as the President of the Company's Systems Planning Division since 1994 and has been with the Company since 1988. She has over 17 years' experience in technical management and consulting with a focus on health and human services management information systems. Before joining the Company, Ms. Pepin served as Director of eligibility systems for the Massachusetts Department of Public

Welfare from 1984 until 1987 and a Project Leader for Wang Laboratories, Inc. from 1979 until 1984. Ms. Pepin received her B.S. in Home Economics with a concentration in Consumer Studies and a minor in Business from the University of New Hampshire in 1976.

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

     F. Arthur Nerret has served as Chief Financial Officer of the Company since 1994 and serves as Trustee of the Company's 401(k) Plan. He has over 24 years of accounting experience as a C.P.A. From 1981 until he joined the Company, Mr. Nerret held a variety of positions at Frank E. Basil, Inc. in Washington, D.C., including Vice President, Finance from 1991 to 1994 and Director of Finance from 1989 until 1991. Mr. Nerret received his B.S. in Accounting from the University of Maryland in 1970.

     Robert E. Taggart, Jr. has served as Vice-President and Chief Operating Officer of DMG-MAXIMUS since the acquisition of DMG by the Company in May 1998. Prior to that time, he served as the National Director of Fleet Management Consulting for six years and Vice President of DMG for four years. Additionally, he was the director of Fleet Consulting for Ernst & Young LLP. Mr. Taggart has more than 18 years of consulting and fleet management experience. Mr. Taggart received his M.C.R.P. in Urban and Regional Planning from the University of California at Berkeley in 1974 and his B.A. in Economics from Lawrence University in 1968.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock commenced trading on June 13, 1997 on the New York Stock Exchange under the symbol "MMS." As of November 19, 1998, there were 167 holders of record of the Company's Common Stock. Prior to June 13, 1997, there was no public market for the Common Stock or any other securities of the Company.

     The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the New York Stock Exchange.

                                                              HIGH      LOW
Year Ended September 30, 1997:
  Third Quarter (from June 13, 1997)........................  $18 3/8   $17
  Fourth Quarter............................................   32 14/16  17 14/16
Year Ended September 30, 1998:
  First Quarter.............................................  $31 9/16  $22 9/16
  Second Quarter............................................   30 14/16  23
  Third Quarter.............................................   32 9/16   25 1/8
  Fourth Quarter............................................   31        20 7/16

     As an S corporation prior to the IPO, the Company made a series of cash distributions to shareholders representing earnings of the Company taxed or taxable to such shareholders. The Company made the final such distribution at the end of fiscal year 1997. Since that time, the Company has retained, and currently anticipates that it will continue to retain, all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Distributions reported during fiscal year 1998 were related solely to S corporation distributions by companies MAXIMUS combined with during the year. The distributions were to these companies' former shareholders and related to earnings prior to combining with MAXIMUS. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

     A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company's net proceeds from the IPO were $53,804,000. The Company used $10.7 million of the net proceeds from the IPO during fiscal year 1998 to fund the cash needs of DMG including the liquidation of deferred compensation liabilities of approximately $5,670,000, the discharge of a note payable to a bank in the amount of $3,640,000, payment of current accounts payable totalling approximately $1,390,000 and general operating capital.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below as of September 30, 1997 and 1998 and for each of the three years in the period ended September 30, 1998 are derived from the Company's Consolidated Financial Statements and related Notes thereto which have been audited by Ernst & Young LLP, independent auditors, except for the financial statements of DMG, a consolidated subsidiary, which through December 31, 1997 were audited by other independent auditors. The selected financial data presented below as of September 30, 1994, 1995 and 1996 and for each of the two years ended September 30, 1995 are derived from the Company's financial statements, not included in this Form 10-K, which have been audited by Ernst & Young LLP or the Company's predecessor accountants, and DMG's independent auditors. The selected financial data give retroactive effect to the combination with DMG, which was accounted for using the pooling of interests method. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as item 7 and the Consolidated Financial Statements and related Notes included as Item 8 in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                        YEARS ENDED SEPTEMBER 30,
                                            --------------------------------------------------
                                             1994      1995       1996       1997       1998
                                                (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues:.................................  $57,442   $82,540   $135,673   $167,324   $233,473
Cost of revenues..........................   41,700    57,198    101,539    121,968    172,900
                                            -------   -------   --------   --------   --------
Gross profit..............................   15,742    25,342     34,134     45,356     60,573
Selling, general and administrative
  expenses................................   11,983    15,781     20,238     25,323     33,783
Stock option compensation, merger,
  deferred compensation and ESOP
  expense(a)..............................      436     1,400      1,556      7,372      3,671
                                            -------   -------   --------   --------   --------
Income from operations....................    3,323     8,161     12,340     12,661     23,119
Interest and other income
  (expense)...............................     (131)      (72)       (17)       777      1,775
                                            -------   -------   --------   --------   --------
Income before income taxes................    3,192     8,089     12,323     13,438     24,894
Provision for income taxes(b).............    1,089       736        530      4,104     10,440
                                            -------   -------   --------   --------   --------
Net income................................  $ 2,103   $ 7,353   $ 11,793   $  9,334   $ 14,454
                                            =======   =======   ========   ========   ========
Earnings per share:
  Basic...................................  $  0.16   $  0.59   $   0.94   $   0.69   $   0.84
                                            =======   =======   ========   ========   ========
  Diluted.................................  $  0.16   $  0.59   $   0.94   $   0.67   $   0.82
                                            =======   =======   ========   ========   ========
Shares used in computing earnings per
  share:
  Basic...................................   12,938    12,507     12,573     13,508     17,237
                                            =======   =======   ========   ========   ========
  Diluted.................................   12,938    12,507     12,573     13,893     17,596
                                            =======   =======   ========   ========   ========

                                                           AS OF SEPTEMBER 30,
                                            --------------------------------------------------
                                             1994      1995       1996       1997       1998
BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments.............................  $   990   $ 2,640   $  3,394   $ 51,869   $ 32,977
Working capital...........................    9,012    15,677     25,101     65,389     77,022
Total assets..............................   28,404    36,392     48,720    111,497    120,543
Long-term debt............................    4,835     4,224         --         --        454
Redeemable common stock...................   15,390    21,362     31,683         --         --
Total shareholders' equity (deficit)......   (5,309)   (4,201)    (4,679)    67,913     84,699

------------------------------

(a) In January 1997, the Company issued options to various employees to purchase 403,975 shares of common stock at a formula price based on book value. During 1997, the Company recorded a non-recurring charge against income of $5,874,000 for the difference between the IPO price and the formula price for all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055,000. The option exercise price is a formula price based on the book value of the common stock at September 30, 1996, and was established pursuant to a pre-existing shareholder agreement.

(b) For the three years ended September 30, 1996, and during fiscal year 1997 up to and including June 12, 1997, the Company elected to be treated as an S corporation and the income of the Company was taxed for federal and most state purposes directly to the Company's shareholders. In connection with its IPO, the Company's S corporation status terminated and the Company recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997. Subsequent to June 12, 1997, the Company has recorded state and federal income taxes based on earnings for those periods. Income taxes provided for periods prior to the IPO related primarily to operations of DMG.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As an important part of the Company's growth strategy, it has recently completed combinations with four consulting firms, Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "SPECTRUM") in March 1998, David M. Griffith & Associates, Ltd. ("DMG") in May 1998, and Carrera Consulting Group ("CARRERA") and Phoenix Planning & Evaluation, Ltd. ("PHOENIX") in August 1998, all of which were accounted for as poolings of interests combinations. See "-- Business Combinations." Prior year amounts have been restated to reflect the combination with DMG. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests, and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

OVERVIEW

     The Company provides program management and consulting services primarily to government agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including disability services, managed care enrollment, welfare-to-work and job readiness and child support enforcement. The Consulting Group provides consulting services to every state, county and local government agency, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor, education and legislatures.

     The Company's revenues are generated from contracts with various payment arrangements, including: (i) costs incurred plus a fixed fee ("COST-PLUS"); (ii) fixed-price; (iii) performance-based criteria; and (iv) time and materials reimbursement (utilized primarily by the Consulting Group). For the fiscal year ended September 30, 1998, revenues from these contract types were approximately 24%, 46%, 18% and 12%, respectively, of total revenues. Traditionally, federal government contracts have been cost-plus and a majority of the contracts with state and local government agencies have been fixed-price and performance-based. Fixed price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because the Company is subject to the risk of potential cost overruns or inaccurate revenue estimates.

     Effective January 1, 1997, the Social Security Act of 1935 was amended to eliminate Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result, the Social Security Administration terminated the SSA Contract effective at the end of February 1997. All services provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $56.5 million, $31.6 million and $0 to the Company's revenues in fiscal years 1996, 1997 and 1998, respectively.

     The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 1998, the Company's average Government Operations contract duration was 3 1/2 years. The Company's Consulting Group is typically engaged for periods in excess of two years. Indicative of the long-term nature of the Company's engagements, approximately 61% of the Company's fiscal 1998 revenues were in backlog as of September 30, 1997.

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

     During 1997, the Company recognized two significant charges against income. The completion of its initial public offering ("IPO") resulted in the termination of the Company's S corporation status. As a result, the Company recorded a non-recurring deferred tax charge of $2.6 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997, the day prior to the IPO. In connection with the IPO, on January 31, 1997, certain key employees of the Company surrendered rights to purchase shares of Common Stock of the Company in exchange for options to purchase shares of Common Stock at an exercise price of $1.46 per share. The Company recognized a non-cash compensation charge against income of $5.9 million, the difference between the initial public offering price and the option exercise price for all outstanding options. The option exercise price was based on the adjusted book value of the Common Stock at September 30, 1996, and was established pursuant to pre-existing compensation arrangements with these employees.

BUSINESS COMBINATIONS

     As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In furtherance of this growth strategy, the Company combined with four consulting firms during 1998 in transactions accounted for as poolings of interests.

     As of March 16, 1998, the Company acquired all of the outstanding shares of capital stock of Spectrum in exchange for 840,000 shares of Common Stock. Spectrum, based in Austin, Texas, provides management consulting services that focus on assisting public sector organizations in solving complex business problems related to automation. Spectrum's operations complement and expand the Company's existing information technology and systems planning and integration consulting service offerings. At the time of the combination, Spectrum had approximately 37 consultants and three other employees.

     As of May 12, 1998, the Company acquired all of the outstanding capital stock of DMG in exchange for 1,166,179 shares of Common Stock. DMG, based in Northbrook, Illinois, provides consulting services to state and local government and other public sector clients throughout the United States. DMG's operations complement the Company's existing management consulting and information technology services and expand the Company's service offerings to include a broad range of financial planning, cost management and various other consulting services aimed at the public sector. At the time of the combination, DMG had approximately 375 consultants and 40 other employees.

     As of August 31, 1998, the Company acquired all of the outstanding shares of capital stock of Carrera in exchange for 1,137,420 shares of Common Stock. Carrera, based in Sacramento, California, provides consulting services that focus on assisting public sector entities implement large-scale, software-based human resource and financial systems. At the time of the combination, Carrera had 78 consultants and eight other employees.

     As of August 31, 1998, the Company acquired all of the outstanding shares of capital stock of Phoenix in exchange for 254,545 shares of Common Stock. Phoenix, based in Rockville, Maryland, provides consulting services to public sector entities in planning, implementing and evaluating the utilization of various electronic commerce technologies, such as electronic benefits transfer, electronic funds transfer and electronic card technologies. At the time of the combination, Phoenix had 11 consultants and three other employees.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                                YEARS ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                 1996      1997      1998
Revenues:
  Government Operations Group...............................     15.2%     39.3%     59.6%
  Consulting Group..........................................     43.1      41.8      40.4
  SSA Contract..............................................     41.7      18.9        --
                                                                -----     -----     -----
     Total revenues.........................................    100.0     100.0     100.0
Gross profit:
  Government Operations Group...............................     20.3      22.3      18.0
  Consulting Group..........................................     36.9      37.6      37.7
  SSA Contract..............................................     14.7      13.9        --
     Total gross profit as percentage of total revenues.....     25.2      27.1      25.9
Selling, general and administrative expenses................     14.9      15.1      14.5
Stock option compensation, merger, deferred compensation and
  ESOP expense..............................................      1.2       4.4       1.5
                                                                -----     -----     -----
Income from operations......................................      9.1       7.6       9.9
Interest and other income (expense).........................       --       0.4       0.8
                                                                -----     -----     -----
Income before income taxes..................................      9.1       8.0      10.7
Provision for income taxes..................................      0.4       2.4       4.5
                                                                -----     -----     -----
Net income..................................................      8.7%      5.6%      6.2%
                                                                =====     =====     =====

  Year Ended September 30, 1998 Compared to Year Ended September 30, 1997

     Revenues. Total revenues increased 39.5% to $233.5 million in fiscal 1998 from $167.3 million in fiscal 1997. Government Operations Group revenues increased 43.0% to $139.3 million in fiscal 1998 from $97.4 million in fiscal 1997 due to an increase in the number of contracts in the Child Support Enforcement, Managed Care Enrollment and Welfare Reform divisions of the group and revenues from three Managed Care contracts totalling $18.1 million purchased from another company in February 1998. Excluding the SSA Contract, which had $31.6 million of revenues in fiscal 1997, Government Operations Group revenues increased 111.8% as compared to fiscal 1997. Consulting Group revenues increased 34.7% to $94.2 million in fiscal 1998 from $70.0 million in fiscal 1997 due to an increase in the number of contracts and revenues from companies which merged with the Company in fiscal 1998 in transactions accounted for as pooling of interests. Revenues from the merged companies accounted for as immaterial poolings totalled $16.9 million in fiscal 1998.

     Gross Profit. Total gross profit increased 33.5% to $60.6 million in fiscal 1998 from $45.4 million in fiscal 1997. Government Operations Group gross profit increased 31.4% to $25.1 million in fiscal 1998 from $19.1 million in fiscal 1997. As a percentage of revenues, Government Operations Group gross profit decreased to 18.0% in fiscal 1998 from 19.6% in fiscal 1997 primarily due to anticipated lower gross margins on the three purchased Managed Care Enrollment contracts. Consulting Group gross profit increased 34.7% to $35.4 million in fiscal 1998 from $26.3 million in fiscal 1997 due principally to the increased revenues. As a percentage of revenues, Consulting Group gross profit was 37.7% in fiscal 1998 and 37.6% in fiscal 1997.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 33.6% to $33.8 million in fiscal 1998 from $25.3 million in fiscal 1997. This increase in costs was due to increases in both professional and administrative personnel and professional fees necessary to support the Company's growth, marketing and proposal preparation expenditures incurred to pursue further growth and the impact of business combinations accounted for as immaterial poolings of interests. From September 30, 1997 to September 30, 1998 administrative and systems personnel increased 18% from 125 to 147 and the Company grew from 1,800 total employees at September 30, 1997 to more than 2,800 total employees at September 30, 1998. As a percent of revenues, selling, general and administrative expenses decreased slightly to 14.5% for fiscal 1998 from 15.1% for fiscal 1997.

     Stock Option Compensation, Merger, Deferred Compensation and ESOP Expenses. During fiscal year 1998, the Company incurred $3.7 million of non-recurring expenses in connection with the mergers with Spectrum, DMG, Carrera and Phoenix. These expenses consisted of legal, audit, broker, trustee, deferred compensation and other expenses and the acceleration of expenses related to stock appreciation rights for DMG employees totalling $0.9 million. During fiscal year 1997, in connection with its IPO, the Company recognized a non-recurring compensation expense of $5.9 million for stock options granted to employees. Also in fiscal 1997, the Company incurred $1.5 million of deferred compensation expenses for DMG employees related to plans which were terminated subsequent to the merger with the Company.

     Provision for Income Taxes. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes until June 12, 1997, the day prior to the completion of the initial public offering. Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state income taxes.

     Income tax expense for fiscal year increased 154.4% to $10.4 million in fiscal 1998 from $4.1 million in fiscal 1997. As a percentage of income before income taxes, the income tax expense for fiscal 1998 is 41.9% compared to 30.5% for fiscal 1997. The fiscal 1998 tax expense was adversely impacted by $0.5 million due to the nondeductibility of certain merger related expenses. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this document.

  Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

     Revenues. Total revenues increased 23.3% to $167.3 million in fiscal 1997 from $135.7 million in fiscal 1996. Government Operations Group revenues increased 26.1% to $97.4 million in fiscal 1997 from $77.2 million in fiscal 1996 due to an increase in the number of projects offset by a decrease in revenue from the SSA Contract, which was terminated in February 1997. The SSA Contract contributed $31.6 million to fiscal 1997 revenues as compared to $56.5 million to fiscal 1996 revenues. Excluding the SSA Contract, Government Operations Group revenues increased 218.0% to $65.8 million in fiscal 1997 from $20.7 million in fiscal 1996 due to increases in the numbers of contracts in the Welfare Reform, Managed Care Enrollment Services, and Child Support Enforcement divisions of the group. Consulting Group revenues increased 19.7% to $70.0 million in fiscal 1997 from $58.5 million in fiscal 1996 due to an increase in the number of contracts and increased revenues from management studies, fleet consulting, franchise fee consulting, revenue maximization contracts and international business.

     Gross Profit. Total gross profit increased 32.8% to $45.4 million in fiscal 1997 from $34.1 million in fiscal 1996. Government Operations Group gross profit increased 52.1% to $19.1 million in fiscal 1997 from $12.5 million in fiscal 1996. As a percentage of revenues, Government Operations Group gross profit increased to 19.6% in fiscal 1997 from 16.2% in fiscal 1996 primarily due to the decreased revenue volume of the SSA Contract in fiscal 1997, which had a lower gross profit margin than other contracts in the group, and to favorable profit recognition adjustments on two large projects. Excluding the SSA Contract, Government Operations Group gross profit as a percentage of revenues increased to 22.3% in fiscal 1997 from 20.3% in fiscal 1996. Consulting Group gross profit increased 21.7% to $26.3 million in fiscal 1997 from $21.6 million in fiscal 1996 due to principally to the increased revenues. As a percentage of revenues, Consulting Group gross profit increased to 37.6% in fiscal 1997 from 36.9% in fiscal 1996 which represents normal variability of gross profit from period to period.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses increased 25.1% to $25.3 million in fiscal 1997 from $20.2 million in fiscal 1996. This increase in costs was due to increases in both professional and administrative personnel and professional fees necessary to support the Company's growth and marketing and proposal preparation expenditures incurred to pursue further growth. As a percent of revenues, selling, general and administrative expenses increased to 15.1% for fiscal 1997 from 14.9% for fiscal 1996.

     Stock Option Compensation, Merger, Deferred Compensation and ESOP Expenses. During fiscal year 1997, in connection with its IPO, the Company recognized a non-recurring compensation expense of $5.9 million for stock options granted to employees. The Company incurred $1.5 million in fiscal 1997 and $1.6 million in fiscal 1996 of deferred compensation expenses for DMG employees related to plans which were terminated subsequent to the merger with the Company.

     Provision for Income Taxes. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes until June 12, 1997, the day prior to the completion of the initial public offering. Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state income taxes.

     As a percentage of income before income taxes, the income tax expense for fiscal 1997 is 30.5% compared to 4.3% for fiscal 1996. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this document.

QUARTERLY RESULTS

     Set forth below are selected income statement data for the eight quarters ended September 30, 1998. This information is derived from unaudited quarterly financial statements which include, in the opinion of management, all adjustments necessary for a fair presentation of the information for such periods. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in Item 8 in this Form 10-K. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

                                                                       QUARTERS ENDED
                                   ---------------------------------------------------------------------------------------
                                   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,
                                     1996       1997       1997       1997        1997       1998       1998       1998
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Government Operations Group....  $  8,029   $15,551    $19,158     $23,019    $27,772    $32,189    $36,844     $42,458
  Consulting Group...............    15,811    17,096     16,906      20,142     19,875     21,042     24,394      28,899
  SSA Contract...................    22,511     9,082         19          --         --         --         --          --
                                   --------   -------    -------     -------    -------    -------    -------     -------
Total revenues...................    46,351    41,729     36,083      43,161     47,647     53,231     61,238      71,357
Cost of revenues.................    35,826    29,882     25,272      30,988     35,452     38,937     46,217      52,294
                                   --------   -------    -------     -------    -------    -------    -------     -------
Gross profit.....................    10,525    11,847     10,811      12,173     12,195     14,294     15,021      19,063
Selling, general and
  administrative expenses........     5,715     6,065      6,171       7,372      8,172      8,377      7,105      10,129
Stock option compensation,
  merger, deferred compensation
  and ESOP expense...............       392       509      6,077         394        467        907      1,972         325
                                   --------   -------    -------     -------    -------    -------    -------     -------
Income (loss) from operations....     4,418     5,273     (1,437)      4,407      3,556      5,010      5,944       8,609
Interest and other income........        64        23        143         547        527        526        384         338
Income (loss) before income
  taxes..........................     4,482     5,296     (1,294)      4,954      4,083      5,536      6,328       8,947
Provision for income taxes.......       416       666        907       2,115      1,592      2,237      2,549       4,062
                                   --------   -------    -------     -------    -------    -------    -------     -------
Net income (loss)................  $  4,066   $ 4,630    $(2,201)    $ 2,839    $ 2,491    $ 3,299    $ 3,779     $ 4,885
                                   ========   =======    =======     =======    =======    =======    =======     =======
Earnings per share:
  Basic..........................  $   0.32   $  0.37    $ (0.17)    $  0.18    $  0.16    $  0.20    $  0.23     $  0.27
  Diluted........................  $   0.32   $  0.36    $ (0.17)    $  0.17    $  0.15    $  0.19    $  0.22     $  0.26

     The results of operations for the quarter ended June 30, 1997 include two significant nonrecurring charges, a $5.7 million charge ($3.7 million after tax) for the difference between the IPO price and the formula price for stock options outstanding and a $2.6 million charge to record deferred income taxes upon termination of the Company's S corporation status.

     The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that the Company has been awarded and general economic conditions. Because a significant portion of the Company's expenses are relatively fixed, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a pattern in its results of operations pursuant to which it incurs greater operating expenses during the start-up and early stages of significant contracts. In addition, the termination of the SSA Contract and the absence of revenues thereunder after March 31, 1997 significantly reduced the Company's revenue base as compared to previous quarters. No assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on the Company's operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity is cash flow from operations. The Company's cash flow from operations was ($7.5) million, $18.5 million and $4.0 million for the years ended September 30, 1998, 1997 and 1996, respectively. The decrease in cash flow from operations in fiscal 1998 as compared to fiscal 1997 is due primarily to increased accounts receivable related to revenue growth.

     Certain marketable securities were sold during the year ended September 30, 1998 generating $27.8 million in proceeds. These investments were sold to provide general working capital, including necessary income tax payments, and to pay the final S corporation distribution discussed below. The Company has no material commitments for capital expenditures and, as a services company, does not anticipate making any significant capital expenditures during fiscal year 1999.

     During the three months ended December 31, 1997, the Company made final S corporation distributions totaling $5.7 million. The distributions to shareholders were based upon the fiscal 1997 income taxable to the S corporation shareholders. The amount of the fiscal 1997 taxable income was determined during the finalization of the Company's income for the full fiscal year ended September 30, 1997, and the liability for the $5.7 million distribution was recognized on the September 30, 1997 balance sheet. The Company also made S corporation distributions totaling $1.7 million to former shareholders of Spectrum and Phoenix during fiscal 1998. Cash flow from financing activities was $31.2 million in fiscal 1997. In June 1997, the Company received net proceeds of $53.8 million from the sale of stock in its IPO. The Company made S corporation distributions of $21.7 million, representing a portion of the estimated income taxed or taxable to the S corporation shareholders through the date of its IPO.

     The Company has a $10.0 million revolving credit facility (the "CREDIT FACILITY") with Crestar Bank in Virginia, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.4 million at September 30, 1998. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs and, at September 30, 1998, the Company had $9.6 million available under the Credit Facility.

     Management believes that the Company will have sufficient resources to meet its cash needs over the next 12 months. Such cash needs may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure and acquisitions of other businesses and technologies. Cash requirements beyond the next 12 months depend on the Company's profitability, its ability to manage working capital requirements, its rate of growth, the amounts ultimately spent on business acquisitions, if any, and the leasing of new office space, if any.

YEAR 2000

     The Company is aware of the issues that many computer systems will face as the millennium ("YEAR 2000") approaches. The Company is auditing its internal software and hardware and is implementing corrective actions where necessary to address Year 2000 problems. The Company is also currently reviewing the software and hardware, and implementing corrective actions where necessary, of DMG, Carrera, Spectrum and Phoenix, all of which the Company combined with during 1998. The Company will continue to assess the need for Year 2000 contingency plans as its remediation efforts progress. The Company estimates that its remediation efforts will be completed by March 31, 1999. The Company does not believe that the cost of its remediation efforts will be material or that these efforts will have a material impact on its operations or financial results. However, there can be no assurance that those costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur.

     The Company also provides assistance in assessing, evaluating, testing and certifying government client systems affected by Year 2000 problems, as well as quality assurance monitoring of Year 2000 compliance conversions performed for clients by third parties. Although the Company has attempted to contract to provide such services in a manner that will minimize its liability for system failures, there can be no assurance that the

Company would not become subject to legal proceedings which, if resolved in a manner adverse to the Company, could have a material adverse effect on its financial condition.

     The Company relies to varying extents on information processing performed by the governmental agencies and entities with which it contracts. The Company has inquired where necessary of such agencies and entities of potential Year 2000 problems, and, based on responses to such inquiries, management believes that the Company would be able to continue to perform on such contracts without material negative financial impact. However, the Company cannot be certain that Year 2000 related systems failures in the information systems of clients will not occur and, if such failures occur, that they will not interfere with the Company's ability to properly manage a contracted project and result in a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to possible acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit
99.1 to this Annual Report on Form 10-K.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:
         Report of Ernst & Young LLP, Independent Auditors

         Report of Grant Thornton LLP, Independent Auditors

         Consolidated Balance Sheets as of September 30, 1997 and 1998

         Consolidated Statements of Income for the years ended
         September 30, 1996, 1997
           and 1998

         Consolidated Statements of Changes in Redeemable Common Stock and
           Shareholders' Equity for the years ended September 30, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
MAXIMUS, Inc.

     We have audited the accompanying balance sheets of MAXIMUS, Inc. as of September 30, 1997 and 1998, and the related statements of income, changes in redeemable common stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of David M. Griffith & Associates, Ltd., a wholly-owned subsidiary, which statements reflect total assets of $15.5 million as of December 31, 1997 and total revenues of $32.6 million and $39.4 million, for the two years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for David M. Griffith & Associates, Ltd. is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                            /s/ERNST & YOUNG LLP
Washington, D.C.
November 13, 1998

               REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

Board of Directors
David M. Griffith & Associates, Ltd.

     We have audited the balance sheet of David M. Griffith & Associates, Ltd. (an Illinois corporation) as of December 31, 1997, and the related statements of earnings, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of David M. Griffith & Associates, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.

                                            /s/GRANT THORNTON LLP
Chicago, Illinois
March 18, 1998, except for Note L
which is as of March 23, 1998

                                 MAXIMUS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     AS OF
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997        1998
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,000    $ 19,400
  Marketable securities.....................................    40,869      13,577
  Accounts receivable, net..................................    46,531      72,345
  Costs and estimated earnings in excess of billings (Note
     5).....................................................     5,605       5,924
  Prepaid expenses and other current assets.................     1,435       1,166
                                                              --------    --------
     Total current assets...................................   105,440     112,412
Property and equipment at cost:
  Land......................................................       662         662
  Building and improvements.................................     1,721       1,721
  Office furniture and equipment............................     4,902       6,421
  Leasehold improvements....................................       188         214
                                                              --------    --------
                                                                 7,473       9,018
  Less: Accumulated depreciation and amortization...........    (3,578)     (4,504)
                                                              --------    --------
     Total property and equipment, net......................     3,895       4,514
  Deferred income taxes (Note 9)............................     1,241       1,434
  Other assets..............................................       921       2,183
                                                              --------    --------
     Total assets...........................................  $111,497    $120,543
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  3,914    $  9,724
  Accrued compensation and benefits.........................    10,132      14,446
  Billings in excess of costs and estimated earnings (Note
     5).....................................................    12,277      10,316
  Notes payable.............................................     1,596          --
  Income taxes payable......................................     3,932           3
  Deferred income taxes.....................................     2,452         901
  S corporation distribution payable (Note 10)..............     5,748          --
                                                              --------    --------
     Total current liabilities..............................    40,051      35,390
Long-term debt..............................................        --         454
Deferred compensation, less current portion.................     3,533          --
                                                              --------    --------
     Total liabilities......................................    43,584      35,844
Commitments and contingencies (Notes 7 and 11)
Shareholders' equity (Note 10):
  Common stock, no par value; 30,000,000 shares authorized;
     15,991,680 and 18,225,390 shares issued and outstanding
     at September 30, 1997 and 1998, at stated amount.......    66,708      66,535
  Retained earnings.........................................     1,205      18,164
                                                              --------    --------
     Total shareholders' equity.............................    67,913      84,699
                                                              --------    --------
     Total liabilities and shareholders' equity.............  $111,497    $120,543
                                                              ========    ========

See notes to financial statements.

                                 MAXIMUS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED SEPTEMBER 30,
                                                            -------------------------------
                                                              1996        1997       1998
Revenues..................................................  $135,673    $167,324   $233,473
Cost of revenues..........................................   101,539     121,968    172,900
                                                            --------    --------   --------
Gross profit..............................................    34,134      45,356     60,573
Selling, general and administrative expenses..............    20,238      25,323     33,783
Stock option compensation, merger, deferred compensation
  and ESOP expense........................................     1,556       7,372      3,671
                                                            --------    --------   --------
Income from operations....................................    12,340      12,661     23,119
Interest and other income (expense).......................       (17)        777      1,775
                                                            --------    --------   --------
Income before income taxes................................    12,323      13,438     24,894
Provision for income taxes................................       530       4,104     10,440
                                                            --------    --------   --------
Net income................................................  $ 11,793    $  9,334   $ 14,454
                                                            ========    ========   ========
Earnings per share:
  Basic...................................................  $   0.94    $   0.69   $   0.84
                                                            ========    ========   ========
  Diluted.................................................  $   0.94    $   0.67   $   0.82
                                                            ========    ========   ========
Weighted average shares outstanding:
  Basic...................................................    12,573      13,508     17,237
                                                            ========    ========   ========
  Diluted.................................................    12,573      13,893     17,596
                                                            ========    ========   ========

See notes to financial statements.

                                 MAXIMUS, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK
                            AND SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                           SHAREHOLDERS' EQUITY
                                                              REDEEMABLE   --------------------
                                                                COMMON      COMMON    RETAINED
                                                                STOCK       STOCK     EARNINGS
Balance at September 30, 1995...............................   $ 21,359    $    --     $(4,201)
  Issuance of redeemable common stock to employees..........        229         --          --
  Net income................................................         --         --      11,793
  Adjustment to redemption value of redeemable common
     stock..................................................     10,095         --     (10,095)
  S Corporation distributions...............................         --         --      (2,175)
                                                               --------    -------     -------
Balance at September 30, 1996...............................     31,683         --      (4,678)
  Purchase of redeemable common stock from employee.........     (1,422)        --          --
  Issuance of common stock to employees.....................         --        778          --
  Compensation charge for stock options.....................         --      5,874          --
  Net income................................................         --         --       9,334
  Adjustment to redemption value of redeemable common
     stock..................................................         25                    (25)
  Adjustment to retained earnings upon initial public
     offering...............................................                (9,083)      9,083
  Reclass of redeemable common stock upon initial public
     offering...............................................    (30,286)    15,335      14,951
  Net proceeds from sale of common stock in initial public
     offering...............................................         --     53,804          --
  S Corporation distributions...............................         --         --     (27,460)
                                                               --------    -------     -------
Balance at September 30, 1997...............................         --     66,708       1,205
  Purchase of common stock from employee....................         --       (454)         --
  Net income................................................         --         --      14,454
  Tax benefit due to option exercise........................         --         --         173
  Adjustment for Griffith results previously reported.......         --         --         156
  Increase resulting from immaterial poolings...............         --        137       3,843
  Issuance of common stock to employees.....................         --        144          --
  S Corporation distributions...............................         --         --      (1,667)
                                                               --------    -------     -------
Balance at September 30, 1998...............................   $     --    $66,535     $18,164
                                                               ========    =======     =======

See notes to financial statements.

                                 MAXIMUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               1996        1997      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $11,793    $  9,334   $14,454
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation...........................................      801       1,027       995
     Amortization...........................................       --          --     1,401
     Stock option compensation expense......................       --       5,874        --
     Other..................................................        4        (157)      173
  Changes in assets and liabilities:
     Accounts receivable, net...............................   (9,470)    (10,592)  (19,931)
     Costs and estimated earnings in excess of billings.....   (2,173)     (2,656)     (319)
     Prepaid expenses and other current assets..............     (203)       (794)      380
     Other assets...........................................     (101)       (231)      (44)
     Accounts payable.......................................      282       2,791     4,593
     Accrued compensation and benefits......................      884       3,497    (1,093)
     Billings in excess of costs and estimated earnings.....    1,995       6,770    (1,811)
     Income taxes payable...................................      (81)      3,914    (3,877)
     Deferred income taxes..................................      280        (319)   (2,475)
                                                              -------    --------   -------
Net cash provided by (used in) operating activities.........    4,011      18,458    (7,554)
                                                              -------    --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of contracts.....................................       --          --    (2,436)
  Increase in cash resulting from immaterial poolings.......       --          --     1,002
  Purchase of property and equipment........................     (783)     (1,207)   (1,006)
  (Purchase) sale of marketable securities..................   (1,000)    (39,862)   27,819
                                                              -------    --------   -------
Net cash (used in) provided by investing activities.........   (1,783)    (41,069)   25,379
                                                              -------    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of expenses....       --      53,804        --
  S Corporation distributions...............................   (2,175)    (21,712)   (7,415)
  Redeemable common stock purchased.........................     (899)     (1,234)       --
  Common stock issued.......................................      229           4       144
  Net proceeds from (payments on) borrowings................      364         362    (2,621)
                                                              -------    --------   -------
Net cash (used in) provided by financing activities.........   (2,481)     31,224    (9,892)
                                                              -------    --------   -------
Cash flow adjustment for change in accounting period of
  Griffith..................................................       --          --       467
                                                              -------    --------   -------
Net (decrease) increase in cash and cash equivalents........     (253)      8,613     8,400
Cash and cash equivalents, beginning of year................    2,640       2,387    11,000
                                                              -------    --------   -------
Cash and cash equivalents, end of year......................  $ 2,387    $ 11,000   $19,400
                                                              =======    ========   =======

See notes to financial statements.

                                 MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  DESCRIPTION OF BUSINESS

     MAXIMUS, Inc. (the "Company") provides a wide range of program management and consulting services to federal, state and local government health and human services agencies. The Company conducts its operations through two groups. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Services Group provides health and human services planning, information technology consulting, strategic program evaluation, program improvement, communications planning, and assistance to state and local governments in identifying and collecting previously unclaimed federal welfare revenues.

     The Company operates predominantly in the United States. Revenues from foreign-based projects were less than 10% of total revenues for the years ended September 30, 1996, 1997 and 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the Company's more significant accounting policies.

  Principles of Consolidation

     The consolidated financial statements include the accounts of wholly-owned subsidiaries. All material intercompany items have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates used in the earnings recognition process. Actual results could differ from those estimates.

  Restatement of Prior Years' Financial Statements

     The Company's 1996 and 1997 financial statements have been restated to reflect the combination with David M. Griffith, Ltd. ("Griffith") in May 1998 in a transaction accounted for using the pooling of interests method of accounting. See Note 3.

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

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

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

  Marketable Securities

     Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity, if material. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. There are no material unrealized gains or losses on marketable securities at September 30, 1997 and 1998. Marketable securities consist primarily of short-term municipal and commercial bonds.

  Property and Equipment

     Property and equipment is stated at cost and depreciated using both the straight-line and accelerated methods based on estimated useful lives of 32 years for the Company's building and between three and ten years for office furniture and equipment. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

  Income Taxes

     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

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

     The Company merged with two companies during 1998 that had elected to be treated as S Corporations. The merger resulted in the termination of the S Corporation status for those companies and a deferred tax charge against income of $325 for cumulative differences between the financial statement and tax basis of assets and liabilities.

  Accounting Standards Not Adopted

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

     The Company does not expect the impact of adopting these new accounting standards to be significant.

  Fair Value of Financial Instruments

     The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 1997 and 1998.

3.  BUSINESS COMBINATIONS

     On March 16, 1998, the Company issued 840,000 shares of its common stock in exchange for all of the common stock of Spectrum Consulting Group, Inc. and an affiliated company ("Spectrum"). This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to January 1, 1998.

     On May 12, 1998, the Company issued 1,166,179 shares of its common stock in exchange for all of the outstanding common stock of David M. Griffith and Associates, Ltd. ("Griffith"). This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of Griffith. Griffith's operations for the years ended December 31, 1996 and 1997 were combined with the Company's operations for the fiscal years ended September 30, 1996 and 1997. This resulted in inclusion of Griffith operating results for the three months ended December 31, 1997 in the Company's operating results for both fiscal 1997 and 1998. Griffith's revenues and net income for the three months ended December 31, 1997 were $11,450 and $(156), respectively.

     On August 31, 1998, the Company issued 1,137,420 shares of its common stock in exchange for all of the outstanding common stock of Carrera Consulting Group ("Carrera"). This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to July 1, 1998.

     On August 31, 1998, the Company issued 254,545 shares of its common stock in exchange for all of the outstanding common stock of Phoenix Planning & Evaluation, Ltd. ("Phoenix"). This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to July 1, 1998.

     All of the companies involved in the mergers described above are involved primarily in consulting services for state and local governments. The merged companies accounted for as immaterial poolings contributed $16,854 to the Company's revenues for the year ended September 30, 1998.

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     A reconciliation of the Company's revenues and net income, as previously reported, to the restated results that give effect to the Griffith combination for the fiscal years ended September 30, 1996 and 1997 follow:

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                           ----------------------
                                                             1996          1997
Revenues as previously reported..........................  $103,113      $127,947
Griffith revenues........................................    32,560        39,377
                                                           --------      --------
Combined revenues........................................  $135,673      $167,324
                                                           ========      ========
Net income as previously reported........................  $ 11,619      $  8,589
Griffith net income......................................       174           745
                                                           --------      --------
Combined net income......................................  $ 11,793      $  9,334
                                                           ========      ========

4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------
                                                       1996       1997      1998
Numerator:
     Net income.....................................  $11,793    $9,334    $14,454
Denominator:
     Weighted average shares outstanding............   12,573    13,508     17,237
     Effect of dilutive securities:
Employee stock options..............................       --       385        359
                                                      -------    ------    -------
Denominator for dilutive earnings per share.........   12,573    13,893     17,596
                                                      =======    ======    =======

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

5.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Uncompleted contracts consist of the following components:

                                                          BALANCE SHEET CAPTION
                                              ----------------------------------------------
                                               COSTS AND ESTIMATED     BILLINGS IN EXCESS OF
                                              EARNINGS IN EXCESS OF     COSTS AND ESTIMATED
                                                    BILLINGS                 EARNINGS
September 30, 1997:
  Costs and estimated earnings..............        $136,008                 $119,765
  Billings..................................         130,403                  132,042
                                                    --------                 --------
                                                    $  5,605                 $ 12,277
                                                    ========                 ========
September 30, 1998:
  Costs and estimated earnings..............        $193,022                 $192,219
  Billings..................................         187,098                  202,535
                                                    --------                 --------
                                                    $  5,924                 $ 10,316
                                                    ========                 ========

     Costs and estimated earnings in excess of billings relate primarily to performance-based contracts which provide for billings based on attainment of results specified in the contract and differences between actual and provisional billing rates on cost-based contracts.

6.  CREDIT FACILITIES

     The Company has a $10 million revolving line of credit with a bank. Borrowings under this line bear interest at LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Company had no borrowings under the Credit Facility at September 30, 1998. Under the terms of the line, the Company is required to maintain at all times: (i) an excess of current assets to current liabilities of not less than 1.5 to 1, (ii) net worth of $60 million, and (iii) a ratio of total liabilities to net worth of not more than 1.5 to 1. There were no outstanding borrowings under the line of credit facility at September 30, 1997 and 1998. The line of credit expires on March 31, 1999. At September 30, 1997 and 1998, the Company had letters of credit outstanding amounting to $508 and $401, respectively.

     Certain companies that merged into the Company during 1998 had various arrangements for short and long-term borrowings. These credit arrangements generally were repaid following the related merger and do not significantly affect the Company's financial statements.

7.  LEASES

     The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 1996, 1997 and 1998 was $3,321, $5,296 and $6,947, respectively.

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     Minimum future payments under these leases are as follows:

                 YEARS ENDED SEPTEMBER 30,
     1999...................................................  $ 8,863
     2000...................................................    5,517
     2001...................................................    3,969
     2002...................................................    2,872
     2003...................................................    1,938
     Thereafter.............................................      997
                                                              -------
                                                              $24,156
                                                              =======

8.  EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION

     The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 1996, 1997 and 1998, the Company contributed $650, $774 and $1,342 to the plans, respectively.

     Prior to its merger with the Company, Griffith had an employee stock ownership plan covering substantially all of its employees. During 1996, 1997 and 1998, amounts charged to operations for the plan were $643, $897, and $394, respectively.

     Prior to its merger with the Company, Griffith had deferred compensation arrangements with certain officers and employees and had granted stock appreciation rights to certain current and retired officers and employees. The stock appreciation rights provided for full vesting and current settlement at the time of the merger. During 1996, 1997 and 1998, amounts charged to operations under these arrangements were $461, $216 and $972, including a non-recurring charge of $942 in 1998 as a result of the merger.

9.  INCOME TAXES

     The Company's provision for income taxes is as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------
Current provision:                                      1996       1997       1998
    Federal.........................................  --....      3,722     10,676
     State..........................................  $  250    $   701    $ 1,894
Deferred tax expense (benefit)......................     280       (319)    (2,130)
                                                      ------    -------    -------
                                                      $  530    $ 4,104    $10,440
                                                      ======    =======    =======

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

The provision for income taxes resulted in effective tax rates that varied from the federal statutory income tax rate as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------
                                                       1996      1997       1998
Expected federal income tax provision...............  $4,195    $ 4,569    $ 8,713
Effect of income taxed directly to S Corporation
  shareholders......................................  (4,027)    (3,893)      (297)
State income taxes..................................     250        607      1,245
Effect of termination of S Corporation status.......      --      2,566        325
Effect of nondeductible merger costs................      --         --        531
Other...............................................     112        255        (77)
                                                      ------    -------    -------
                                                      $  530    $ 4,104    $10,440
                                                      ======    =======    =======

The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 1997 and 1998 are as follows:

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1997      1998
Deferred tax assets -- current:
  Liabilities for costs deductible in future periods........  $   425   $  810
  Billings in excess of costs and estimated earnings........    4,699    4,126
                                                              -------   ------
Total deferred tax assets -- current........................    5,124    4,936
Deferred tax liabilities -- current:
  Cash versus accrual accounting............................    5,334    2,915
  Costs and estimated earnings and excess of billings.......    2,242    2,512
  Other.....................................................       --      410
                                                              -------   ------
Total deferred tax liabilities -- current...................    7,576    5,837
                                                              -------   ------
Net deferred tax (liability) -- current.....................  $(2,452)  $ (901)
                                                              =======   ======
Deferred tax assets (liabilities) -- non-current:
  Stock option compensation.................................    2,055    1,874
  Deferred compensation.....................................    1,388       --
  Cash versus accrual accounting............................   (2,202)    (795)
  Other.....................................................       --      355
                                                              -------   ------
Net deferred tax asset -- non-current.......................  $ 1,241   $1,434
                                                              =======   ======

Cash paid for income taxes during the years ended September 30, 1996, 1997 and 1998 was $313, $274 and $16,507, respectively.

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

10.  SHAREHOLDERS' EQUITY

  Initial Public Offering

     The Company completed an initial public offering (the "IPO") of common stock during June 1997. Of the 6,037,500 shares of common stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 were sold by MAXIMUS, Inc. generating $53,804 in proceeds to the Company, net of offering expenses.

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

     Consistent with their past practices, Spectrum and Phoenix paid S Corporation dividends totaling $1,667 during 1998, based upon pre-merger taxable income.

  Redeemable Common Stock

     Prior to the IPO, a shareholders' agreement obligated the Company to purchase all shares offered for sale by the Company's shareholders at a formula price based on the book value of the Company. In addition, shareholders were obligated to sell and the Company was obligated to purchase at the formula price all of the shares owned by the shareholders upon the shareholder's death, disability or termination of employment. Griffith had agreements with certain of its shareholders to repurchase its shares under certain circumstances at fair value. The Company's obligation to purchase common shares from shareholders terminated upon completion of the IPO. Accordingly, amounts classified previously as redeemable common stock, including amounts related to Griffith, were reclassified into shareholders' equity.

  Employee Stock Purchase Plan

     During fiscal 1998, the company implemented a plan which permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value on the last day of the quarter. The initial sale of shares under the plan occurred subsequent to September 30, 1998.

  Stock Option Plans

     The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock.

     The vesting period and share price for awards are determined by the Company's Board of Director at the date of grant. Options granted during 1997 include those which were fully vested on issuance and others which vest over periods from two to four years. The Company's Board of Directors has reserved
3.1 million shares of common stock for issuance under the Company's stock option plans. At September 30, 1998, 2.0 million shares were available for grants under the Company's option plans.

     In January 1997, the Company issued options to various employees to purchase 403,975 shares of the Company's common stock at a formula price based on book value. During 1997, the Company recorded a non-recurring charge against income of $5,874 for the difference between the IPO price and the formula price for

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting and Disclosure for Stock-Based Compensation," which provides for a fair value based methodology of accounting for all stock option plans. Under SFAS 123, companies may account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123.

     Pro forma information regarding net income has been determined as if the Company had accounted for its stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a minimal valuation method in 1997 and the Black-Scholes method in 1998 with the following assumptions -- volatility 42% for 1998, risk free interest rate 6.5% for 1997 and 5.5% for 1998, dividend yield 0% and an expected life of the option of 4 years. The grant-date fair value of options granted was $3.58 for 1997 and $9.61 for 1998.

     For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options' vesting period. For the years ended September 30, 1997 and 1998, pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

                                                         SEPTEMBER 30,
                                                       -----------------
                                                        1997      1998
Net income...........................................  $9,334    $14,454
FAS 123 compensation expense.........................    (972)      (780)
                                                       ------    -------
Net income, as adjusted..............................  $8,362    $13,674
                                                       ======    =======
Net income per share, as adjusted:
     Basic...........................................  $ 0.62    $  0.79
     Diluted.........................................  $ 0.60    $  0.78

A summary of the Company's stock option activity for the years ended September 30, 1997 and 1998 is as follows:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                                  EXERCISE
               ACTIVITY DURING 1997:                  OPTIONS       PRICE
Granted............................................    531,975     $ 5.05
Exercised..........................................     (3,025)      1.46
                                                     ---------
Outstanding at September 30, 1997..................    528,950       5.07
Granted............................................    626,989      24.06
Exercised..........................................    (36,300)      3.46
Canceled due to termination........................    (25,887)     25.05
                                                     ---------
Outstanding at September 30, 1998..................  1,093,752      15.33
                                                     =========

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

The ranges of exercise prices for outstanding options were as follows at September 30, 1998:

$ 0.01 - $ 1.46.............................................    369,150
$12.31 - $16.00.............................................    251,338
$23.38 - $31.56.............................................    473,264
                                                              ---------
                                                              1,093,752
                                                              =========

The Company had 468,995 options exercisable at September 30, 1998 at a weighted average exercise price of $5.54 per share. Outstanding options have a weighted average remaining exercise period of 9.2 years at September 30, 1998.

11.  COMMITMENTS AND CONTINGENCIES

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

     On November 28, 1997, an individual who was a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations, and it intends to vigorously defend this action.

     In January 1997, a lawsuit was filed against a number of defendants, including Griffith, by a purchaser of municipal bonds. Griffith had prepared two reports rendering an opinion on the anticipated debt service coverage of the revenue bonds for the first five years of operation of the sewer project by Superstition Mountain Community Facilities District No. 1 (the "District"). The District was unable to meet its debt service obligations and filed bankruptcy. The purchaser of the Revenue Bonds, Allstate Insurance Company, has sued a number of defendants, including Griffith, for damages of $32.1 million which is the face value of the revenue bonds, plus interest. The District has also filed a lawsuit against Griffith seeking damages. Griffith intends to vigorously defend both of these actions. However, given the early stage of litigation, legal counsel is unable to express an opinion concerning the ultimate resolution of either case or Griffith's liability, if any, in connection therewith.

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

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company's financial position or results of operations.

  Employment Agreements

     The Company has employment agreements with 14 of its executives that provide for base salaries of approximately $3.5 million per year. The term of the employment obligations are through 2000.

12.  CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

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

     At September 30, 1997 and 1998, $1,436 and $1,004, respectively, of the Company's accounts receivable were due from the United States Government. Revenues under contracts with various agencies of the United States Government were $61,317, $35,802 and $3,738 for the years ended September 30, 1996, 1997 and 1998, respectively. Of these amounts, $56,530, $31,611 and $0 for the years ended September 30, 1996, 1997 and 1998, respectively, were revenues of the government operations segment. As a result of legislation that eliminated certain Social Security Administration program benefits, a contract with the United States Government that contributed substantially all of the revenues of the government operations group for 1996 and 1997 was terminated by the United States Government. This contract concluded during the second quarter of 1997.

     At September 30, 1997 and 1998, $10,482 and $9,706 of the Company's accounts receivable were due from one state government. Revenues from contracts with this state, principally by the government operations segment, were $26,189 and $30,934 for the years ended September 30, 1997 and 1998.

                                 MAXIMUS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13.  BUSINESS SEGMENTS

     The following table provides certain financial information for each business segment:

                                           1996        1997        1998
Revenues:
  Government Operations................  $ 77,211    $ 97,369    $139,263
  Consulting...........................    58,462      69,955      94,210
                                         --------    --------    --------
                                         $135,673    $167,324    $233,473
                                         ========    ========    ========
Income from operations:
  Government Operations................  $  4,936    $  6,164    $ 10,642
  Consulting...........................     7,404       6,497      12,544
                                         --------    --------    --------
                                         $ 12,340    $ 12,661    $ 23,186
                                         ========    ========    ========
Identifiable assets:
  Government Operations................  $ 19,369    $ 26,610    $ 42,429
  Consulting...........................    23,137      28,886      40,701
  Corporate............................     6,214      56,001      37,413
                                         --------    --------    --------
                                         $ 48,720    $111,497    $120,543
                                         ========    ========    ========
Capital expenditures:
  Government Operations................  $      4    $      2    $     --
  Consulting...........................       508         790         545
  Corporate............................       271         415         461
                                         --------    --------    --------
                                         $    783    $  1,207    $  1,006
                                         ========    ========    ========
Depreciation and amortization:
  Government Operations................  $     99    $    204    $  1,518
  Consulting...........................       521         643         792
  Corporate............................       181         180          86
                                         --------    --------    --------
                                         $    801    $  1,027    $  2,396
                                         ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Shareholders scheduled for February 23, 1999 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)    1.  FINANCIAL STATEMENTS
           The consolidated financial statements are listed under Item
           8 of this report.
           2.  FINANCIAL STATEMENT SCHEDULES
           None.
    (b)    REPORTS ON FORM 8-K
           The Company filed a Current Report on Form 8-K dated August
           31, 1998 reporting on the completion of the Company's business combination with Carrera.
    (c)    EXHIBITS
           The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which
           Exhibit Index is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of McLean, Commonwealth of Virginia, on the 20th day of November, 1998.

                                            MAXIMUS, INC.

                                            By:    /s/ DAVID V. MASTRAN
                                              ----------------------------------
                                                       DAVID V. MASTRAN
                                                President and Chief Executive
                                                            Officer

     Each undersigned person hereby constitutes and appoints David V. Mastran, Raymond B. Ruddy, F. Arthur Nerret, David Francis and Lynnette C. Fallon, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming al that each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                       DATE
                  ---------                                   -----                       ----

            /s/ DAVID V. MASTRAN                 President, Chief Executive         November 20, 1998
---------------------------------------------    Officer and Director
              DAVID V. MASTRAN                   (Principal Executive Officer)

            /s/ RAYMOND B. RUDDY                 Chairman of the Board of           November 20, 1998
---------------------------------------------    Directors
              RAYMOND B. RUDDY

            /s/ F. ARTHUR NERRET                 Chief Financial Officer            November 20, 1998
---------------------------------------------    (Principal Financial and
              F. ARTHUR NERRET                   Accounting Officer)

           /s/ RUSSELL A. BELIVEAU               Director                           November 20, 1998
---------------------------------------------
             RUSSELL A. BELIVEAU

               /s/ JESSE BROWN                   Director                           November 20, 1998
---------------------------------------------
                 JESSE BROWN

            /s/ MARGARET CARRERA                 Vice-Chairwoman of the Board       November 20, 1998
---------------------------------------------    and Director
              MARGARET CARRERA

            /s/ LOUIS E. CHAPPUIE                Director                           November 20, 1998
---------------------------------------------
              LOUIS E. CHAPPUIE

                  SIGNATURE                                   TITLE                       DATE
                  ---------                                   -----                       ----

            /s/ LYNN P. DAVENPORT                Director                           November 20, 1998
---------------------------------------------
              LYNN P. DAVENPORT

            /s/ ROBERT J. MUZZIO                 Director                           November 20, 1998
---------------------------------------------
              ROBERT J. MUZZIO

             /s/ SUSAN D. PEPIN                  Director                           November 20, 1998
---------------------------------------------
               SUSAN D. PEPIN

               /s/ PETER POND                    Director                           November 20, 1998
---------------------------------------------
                 PETER POND

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
     3.1       Amended and Restated Articles of Incorporation of
               Company.(1)

     3.2       Amended and Restated By-laws of Company.(1)

     4.1       Specimen Common Stock Certificate.(1)

    10.1       1997 Equity Incentive Plan.(2)(3)

    10.2       1997 Director Stock Option Plan, as amended.(3)(4)

    10.3       1997 Employee Stock Purchase Plan.(2)(3)

    10.4       Amendment No. 1 to 1997 Employee Stock Purchase Plan.(3)(5)

    10.5       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and David
               V. Mastran.(2)

    10.6       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Raymond
               B. Ruddy.(2)

    10.7       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Russell
               A. Beliveau.(2)

    10.8       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Susan
               D. Pepin.(2)

    10.9       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Ilene
               R. Baylinson.(2)

    10.10      Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Lynn P.
               Davenport.(2)

    10.11      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Margaret Carrera.
               Filed herewith.

    10.12      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and George C. Casey.
               Filed herewith.

    10.13      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Louis E. Chappuie.
               Filed herewith.

    10.14      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Gary L. Glickman.
               Filed herewith.

    10.15 Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(2)

    10.16      Letter Agreement dated September 30, 1997 between the
               Company and Crestar Bank with respect to a $10 million line of credit.(3)

    10.17      Commercial Note, dated September 30, 1997 in the amount of
               $10 million, issued by the Company to Crestar Bank.(3)

    10.18 California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health
               Services of the State of California.(2)

    10.19 Agreement and Plan of Merger by and between the Company and David M. Griffith and Associates, Ltd.(6)

    23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
    23.2       Consent of Grant Thornton LLP, independent auditors. Filed herewith.
    24.1       Power of Attorney, contained on signature page hereto.
    27         Financial Data Schedule. Filed herewith. EDGAR only.
    99.1       Important Factors Regarding Forward Looking Statements.
               Filed herewith.

---------------
(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21611) declared effective on June 12, 1997 and incorporated herein by reference.

(3) Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12997) on August 13, 1998 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-49305) filed with the Securities and Exchange Commission on April 3, 1998 and incorporated herein by reference.