Form 10-K/A
period 1998-09-30
MAXIMUS INC
filed 1999-01-06
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on February 23, 1999, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of September 30, 1998, are incorporated by reference into Part III of the Registrant's Form 10-K as amended hereby.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Amendment No. 1 to the Annual Report on Form 10-K has been filed by the Registrant to (1) amend the Exhibit List at Item 14(c) and the Exhibit Index of the Annual Report and (2) add as an exhibit to the Annual Report on Form 10-K the exhibit filed herewith as Exhibit 21.1.

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

    10.7       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Russell
               A. Beliveau.(2)

    10.8       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Susan
               D. Pepin.(2)

    10.9       Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Ilene
               R. Baylinson.(2)

    10.10      Executive Employment, Non-Compete, Confidentiality and Stock
               Restriction Agreement by and between the Company and Lynn P.
               Davenport.(2)

    10.11      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Margaret Carrera.(6)

    10.12      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and George C. Casey.(6)

    10.13      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Louis E. Chappuie.(6)

    10.14      Executive Employment, Non-Compete and Confidentiality
               Agreement by and between the Company and Gary L. Glickman.(6)

    10.15 Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(2)

    10.16      Letter Agreement dated September 30, 1997 between the
               Company and Crestar Bank with respect to a $10 million line of credit.(4)

    10.17      Commercial Note, dated September 30, 1997 in the amount of
               $10 million, issued by the Company to Crestar Bank.(4)

    10.18 California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health
               Services of the State of California.(2)

    10.19 Agreement and Plan of Merger by and between the Company and David M. Griffith and Associates, Ltd.(7)

    21.1       Subsidiaries of the Company. Filed herewith.

    23.1       Consent of Ernst & Young LLP, independent auditors.(6)

    EXHIBIT
    NUMBER                               EXHIBIT
    -------                              -------
    23.2       Consent of Grant Thornton LLP, independent auditors.(6)
    24.1       Power of Attorney.(6)
    27         Financial Data Schedule. EDGAR only.(6)
    99.1       Important Factors Regarding Forward Looking Statements.(6)


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

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12977) on November 23, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-49305) filed with the Securities and Exchange Commission on April 3, 1998 and incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of McLean, Commonwealth of Virginia, on the 6th day of January, 1999.


                                            MAXIMUS, INC.


                                            By:    /s/ F. ARTHUR NERRET
                                              ----------------------------------
                                                       F. ARTHUR NERRET
                                                 Vice President, Finance and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                     EXHIBIT
--------------                     -------

     21.1           Subsidiaries of the Company. Filed herewith.