Form 10-Q
period 1998-12-31
MAXIMUS INC
filed 1999-02-16
CIK 1032220

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                            Yes  [X]      No    [ ]

                Class                        Outstanding at February 9, 1999
                -----                        -------------------------------
     Common Shares, No Par Value                       20,243,863

                                 MAXIMUS, INC.


                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1998


                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 (unaudited) and September 30, 1998

          Consolidated Statements of Income for the three months ended December 31, 1998 and 1997 (unaudited)

          Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 (unaudited)

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2.   Use of Proceeds from Registered Securities

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                 MAXIMUS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                         1998              1998
                                                                                       --------          --------
                                                                                                        (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents........................................            $  19,400         $  18,943
         Marketable securities............................................               13,577            68,483
         Accounts receivable, net.........................................               72,345            81,557
         Costs and estimated earnings in excess of billings...............                5,924             6,579
         Prepaid expenses and other current assets........................                1,166             1,288
                                                                                       --------          --------

Total current assets......................................................              112,412           176,850

Property and equipment at cost:
         Land.............................................................                  662               662
         Building and improvements........................................                1,721             1,721
         Office furniture and equipment...................................                6,421             6,955
         Leasehold improvements...........................................                  214               215
                                                                                       --------          --------

                                                                                          9,018             9,553

         Less:  Accumulated depreciation and amortization.................              (4,504)           (4,751)
                                                                                       --------          --------

Total property and equipment, net.........................................                4,514             4,802

Deferred income taxes.....................................................                1,434             1,434

Other assets..............................................................                2,183             2,058
                                                                                       --------          --------

Total assets..............................................................             $120,543          $185,144
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable.................................................            $   9,724         $   7,796
         Accrued compensation and benefits................................               14,446            10,805
         Billings in excess of costs and estimated earnings...............               10,316            11,534
         Income taxes payable.............................................                    3             2,358
         Deferred income taxes............................................                  901               901
                                                                                       --------          --------

Total current liabilities.................................................               35,390            33,394

Long-term debt, less current portion......................................                  454               454

Total liabilities.........................................................               35,844            33,848

Contingencies

Shareholders' equity:
         Common stock, no par value; 30,000,000 shares authorized;
         18,225,390 and 20,237,832 shares issued and outstanding at
         September 30, 1998 and December 31, 1998, at stated amount.......               66,535           127,652
         Retained earnings................................................               18,164            23,644
                                                                                       --------          --------

Total shareholders' equity................................................               84,699           151,296
                                                                                       --------          --------

Total liabilities and shareholders' equity................................             $120,543          $185,144
                                                                                       ========          ========

                 See notes to consolidated financial statements.

                                 MAXIMUS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS
                                                                      ENDED DECEMBER 31,
                                                                     -----------------------
                                                                        1997         1998
                                                                     --------      ---------

Revenues......................................................        $47,647        $70,175

Cost of revenues..............................................         35,452         50,499
                                                                     --------      ---------

Gross profit..................................................         12,195         19,676

Selling, general and administrative expenses..................          8,172         10,929

Deferred compensation and ESOP................................            467              -
                                                                     --------      ---------

Income from operations........................................          3,556          8,747

Interest and other income.....................................            527            386
                                                                     --------      ---------

Income before income taxes....................................          4,083          9,133

Provision for income taxes....................................          1,592          3,653
                                                                     --------      ---------

Net income....................................................       $  2,491       $  5,480
                                                                     ========       ========

Earnings per share:

Basic.........................................................       $    .16      $     .30
                                                                     ========      =========

Diluted.......................................................       $    .15      $     .29
                                                                     ========      =========

Shares used in computing basic net income per share...........         15,992         18,576
                                                                     ========      =========

Shares used in computing diluted net income per share                  16,383         19,046
                                                                     ========      =========


                See notes to consolidated financial statements.

                                 MAXIMUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                               THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                            ------------------
                                                              1997      1998
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................    $2,491     $5,480

Adjustments to reconcile net income to net cash used in
operating activities:
  Depreciation and amortization..........................       335        573



Change in assets and liabilities:
  Accounts receivable, net...............................      (91)    (9,078)
  Costs and estimated earnings in excess of billings.....     (941)      (655)
  Prepaid expenses and other current assets..............       391      (122)
  Other assets...........................................        84        32
  Accounts payable.......................................       619    (1,943)
  Accrued compensation and benefits......................   (1,496)    (3,641)
  Billings in excess of costs and estimated earnings.....   (1,856)     1,217
  Income taxes payable...................................   (3,385)     2,355
  Other assets and liabilities ..........................      642         15
                                                            -------    -------

Net cash used in operating activities....................   (3,207)    (5,767)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business assets.........................         -      (707)
  Purchase of property and equipment.....................      (203)     (194)
  Sale (purchase) of marketable securities...............     9,367   (54,906)
                                                            -------    -------

Net cash provided (used in) by investing activities......     9,164   (55,807)


CASH FLOWS FROM FINANCING ACTIVITIES:                             -     61,010
  Proceeds from secondary offering, net of expenses......   (5,748)          -
  S Corporation distributions............................         -        107
  Common stock issued....................................     (102)          -
  Payment for purchase of redeemable common stock........
  Net (payments) proceeds from borrowings................     (955)          -
                                                            -------    -------

Net cash (used in) provided by financing activities......   (6,805)     61,117
                                                            -------    -------

Net decrease in cash and cash equivalents................     (848)      (457)

Cash and cash equivalents, beginning of period...........    11,467     19,400
                                                            -------    -------

Cash and cash equivalents, end of period.................   $10,619    $18,943
                                                            =======    =======

                See notes to consolidated financial statements.

                             MAXIMUS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997



1. ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results
that may be expected for the full fiscal year.   These financial
statements should be read in conjunction with the audited financial statements as of September 30, 1997 and 1998 and for each of the three years in the period ended September 30, 1998, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2. SECONDARY PUBLIC OFFERING

      The Company completed a secondary public offering ("secondary") of Common Stock during December 1998. Of the 4,200,000 shares of Common Stock sold in the secondary, 2,200,000 shares were sold by selling shareholders and 2,000,000 shares were sold by MAXIMUS, Inc. generating $61,010,000 in proceeds to the Company, net of offering expenses.

3. BUSINESS COMBINATIONS

      On May 12, 1998, the Company issued 1,166,179 shares of it's common stock in exchange for all of the outstanding common stock of David M. Griffith and Associates, Ltd. ("DMG"). This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of DMG.

      On December 1, 1998, the Company acquired certain assets consisting primarily of computer equipment and office furniture from Interactive Web Systems, Inc. for $707,000. In conjunction with this transaction, the company recorded intangibles assets of $150,000.

4. CONTINGENCIES

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

      In January 1997, a lawsuit was filed against a number of defendants, including DMG, by a purchaser of municipal bonds. DMG had prepared two reports rendering an opinion on the anticipated debt service coverage of the revenue bonds for the first five years of operation of the sewer project by Superstition Mountain Community Facilities District No. 1 (the "District"). The District was unable to meet its debt service obligations and filed bankruptcy. The purchaser of the Revenue Bonds, Allstate Insurance company, has sued a number of defendants, including DMG, for damages of $32.1 million which is the face value of the revenue bonds, plus interest. The District also filed a lawsuit against DMG seeking damages, which suit has been consolidated with the purchaser's action. DMG intends to vigorously defend against these claims. However, given the early stage of litigation, legal counsel is unable to express an opinion concerning the ultimate resolution of either case or DMG's liability, if any, in connection therewith.

      The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

5. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months
                                                              Ended December 31,
                                                              1997               1998
                                                         ------------------------------
                                                                  (Thousands)
Numerator:
Net income.............................................      $2,491             $5,480
Denominator:
Denominator for basic earnings per share:
      Weighted average shares outstanding..............      15,992             18,576
                                                             ------             ------

Stock Options..........................................         391                470
                                                             ------             ------
Denominator for diluted earnings per share.............      16,383             19,046
                                                             ======             ======

6.  SUBSEQUENT EVENT

    In December 1998 the Company entered into an agreement to purchase an office building consisting of approximately 60,000 square feet of office space for $8 million. In January, 1999 the Company concluded the transaction and paid the seller in cash.

7.  SEGMENT INFORMATION (QUARTER ENDED DECEMBER 31,)

The following table provides certain financial information for each business segment:

      Revenues:                                       1997     1998
                                                      ----     ----
        Government Operations.................       27,772    38,817
        Consulting............................       19,875    31,358

      -------------------------------------------------------------------

      Income From Operations:                         1997     1998
                                                      ----     ----

        Government Operations.................        1,575     2,568
        Consulting............................        1,981     6,179

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

    Revenues. Total contract revenues increased 47.3% to $70.2 million for the three months ended December 31, 1998 as compared to $47.7 million for the same period in 1997. Government Operations Group revenues increased 39.8% to $38.8 million for the three months ended December 31, 1998 from $27.8 million for the same period in 1997. This increase was due to an increase in the number of contracts in all four divisions in the Government Operations Group. Consulting Group revenues increased 57.8% to $31.4 million for the three months ended December 31, 1998 from $19.9 million for the same period in 1997. Of the $11.5 million increased revenue, $10.0 million was from companies which combined with the Company during fiscal year 1998 in transactions accounted for as immaterial poolings of interests

    Gross Profit. Gross profit consists of total revenues less cost of revenues. Total gross profit increased 61.3% to $19.7 million for the three months ended December 31, 1998 as compared to $12.2 million for the same period in 1997. Government Operations Group gross profit increased 35.5% to $6.7 million for the three months ended December 31, 1998 from $4.9 million for the three months ended December 31, 1997. As a percentage of revenues, Government Operations Group gross profit decreased to 17.2% for the three months ended December 31, 1998 from 17.8% for the same period in 1997. The decrease was due to anticipated lower gross profit margins on certain Managed Care contracts. The Consulting Group gross profit increased 78.9% to $13.0 million for the three months ended December 31, 1998 from $7.3 million for the same period in 1997 due to the increased revenues and an increased gross profit percentage. As a percentage of revenues, Consulting Group gross profit increased to 41.4% for the three months ended December 31, 1998 from 36.5% for the same period in 1997, due primarily to an improved margin in the DMG division.

    Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses increased 33.7% to $10.9 million for the three months ended December 31, 1998 as compared to $8.2 million for the same period in 1997. The increase in SG&A costs was due to the increased size of the Company, both in terms of revenue growth and the number of employees, which increased from 2,100 at December 31, 1997 to 2,900 at December 31, 1998. As a percentage of revenues, SG&A expenses decreased to 15.6% for the three months ended December 31, 1998 from 17.2% for the same period in 1997, reflecting some economy of scale.

    Deferred Compensation and ESOP Expense. DMG, with which the Company merged in May 1998, had deferred compensation and employee stock option
(ESOP) plans which were terminated after the merger. Therefore, no expense for those plans was incurred during the three months ended December 31, 1998.

    Interest and Other Income.   The decrease in interest and other
income to $0.4 million for the three months ended December 31, 1998 as compared to $0.5 million for the same period in 1997 was due to the decrease in the average invested funds. The decrease can be attributed to the use of cash to grow the business, both internally and through acquisitions.

    Provision for Income Taxes. The provision for income tax for the three months ended December 31, 1998 was 40.0% of income before income taxes as compared to 39.0% for the three months ended December 31, 1997. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes between the two time periods.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash used in operations for the three months ended December 31, 1998 was $5.9 million as compared to $3.2 million cash used in operations for the three months ended December 31, 1997. The principal reason for the use of cash in operations for the three months ended December 31, 1998 was the increase in accounts receivable from $72.3 million at September 30, 1998 to $81.6 million at December 31, 1998. This increase of $9.2 million was due primarily to increases in receivables of $4.8 million related to three large contracts which were in the first months of performance, and a general slowness in payment on amounts totaling $4.4 million by customers on ten other mid-to large-sized contracts. $7.8 million of the increased receivables has been collected as of February 10, 1999, and the Company expects to collect the remainder in the near future.

     Of the $61.0 million of proceeds (net of expenses) from the secondary offering, the Company purchased marketable securities totaling $54.9 million and the remainder, $6.1 million, was invested in cash equivalents at the Company's bank to provide general funding for operations.

    In December 1998 the Company entered into an agreement to purchase an office building consisting of approximately 60,000 square feet of office space for $8 million. In January, 1999 the Company concluded the transaction and paid the seller in cash.

    The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.3 million at December 31, 1998. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company has not used the Credit Facility to finance its working capital needs for the three months ended December 31, 1998 and 1997.
At December 31, 1998, the Company had $9.7 million available under the Credit Facility.

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

YEAR 2000

    The Company is aware of the issues that many computer, telecommunication and other infrastructure systems will face as the millennium ("Year 2000") approaches. The Company is auditing its internal software and hardware and is implementing corrective actions where necessary to address Year 2000 problems. The Company is also currently reviewing the software and hardware, and implementing corrective actions where necessary, of DMG, Carrera Consulting Group, Spectrum Consulting Group and Phoenix Planning and Evaluation, all divisions which resulted from business combinations completed during 1998. The Company will continue to assess the need for Year 2000 contingency plans as its remediation efforts progress. The Company estimates that its remediation efforts will be completed by July 31, 1999. The Company does not believe that the cost of its remediation efforts will be material or that these efforts will have a material impact on its operations or financial results. However, there can be no assurance that those costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur.

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

    The Company relies to varying extents on information processing performed by the governmental agencies and entities with which it contracts. The Company has inquired where necessary of such agencies and entities of potential Year 2000 problems, and, based on responses to such inquires, management believes that the Company would be able to continue to perform on such contracts without material negative financial impact. However, the Company cannot be certain that Year 2000 related systems failures in the information systems of clients will not occur and, if such failures occur, that they will not interfere with the Company's ability to properly manage a contracted project and result in a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

    Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to possible acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended December 31, 1998.

                         Part II.  Other Information.

Item 2.   Use of Proceeds from Registered Securities.

    A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company's net proceeds from the IPO were $53,804,000. Cumulatively through September 30, 1998, the Company used $22,422,000 of the net proceeds, which was reported in previous Form 10-Q's and 10-K's filed with the SEC. During the quarter ended December 31,1998, the Company used $17,378,000 of the net proceeds from the IPO. Of that amount, $2,436,000 was payment on three Managed Care contracts purchased from another company in February 1998, $1,314,000 was merger related expenses incurred in connection with business combinations and $557,000 was the purchase price for certain assets purchased from Interactive Web Systems, Inc., both discussed in the footnotes to the financial statements contained in this Form 10-Q, and $13,071,000 was used to provide general operating capital.

Item 5.   Other Information

    The Company's 1999 Proxy Statement for the Annual Meeting of Shareholders, dated December 30, 1998 (the "Proxy Statement") was first mailed to shareholders on December 31, 1998. Accordingly, notwithstanding anything to the contrary in the Proxy Statement, proposals of shareholders intended to be presented at the 2000 Annual Meeting of Shareholders must be received by the Company at its principal office at 1356 Beverly Road, McLean, Virginia 22101,
Attention: Secretary, not later than September 2, 1999 for inclusion in the proxy statement for that meeting. Furthermore, if a shareholder proposal to be considered at the 2000 Annual Meeting of Shareholders is not received by the Company by November 16, 1999, then the management proxies will be permitted to use their discretionary voting authority when such proposal is raised at the annual meeting, without advising the shareholders of the matter in the Proxy Statement.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.


(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MAXIMUS, INC.



Date: February 12, 1999   By:         /s/ F. Arthur Nerret
                              ------------------------------------------------
                              F. Arthur Nerret
                              Vice President, Finance, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer of the Registrant)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.       Description
-----------       -----------
      27          Financial Data Schedules (EDGAR)

      99          Important Factors Regarding Forward Looking Statements