Form 10-Q
period 1999-03-31
MAXIMUS INC
filed 1999-05-17
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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
                       Yes      /X/          No      / /


                 CLASS                     OUTSTANDING AT MAY 13, 1999
                 -----                     ---------------------------
      Common Shares, No Par Value                  20,948,591



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAXIMUS, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 1999 (unaudited) and September 30, 1998

          Statements of Income for the three months and six months ended March 31, 1999 and 1998 (unaudited)

          Statements of Cash Flows for the six months ended March 31, 1999 and 1998 (unaudited)

          Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds from Registered Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                       SEPTEMBER 30,     MARCH 31,
                                                                           1998            1999
                                                                         ---------       ---------
                                                                                        (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents ................................      $  19,403       $  24,657
         Marketable securities ....................................         13,577          69,194
         Accounts receivable, net .................................         72,251          66,220
         Costs and estimated earnings in excess of billings .......         10,654          12,867
         Prepaid income taxes .....................................           --             1,706
         Prepaid expenses and other current assets ................          1,188           1,190
                                                                         ---------       ---------
Total current assets ..............................................        117,073         175,834
Property and equipment at cost:
         Land .....................................................            662           2,462
         Building and improvements ................................          1,721           7,921
         Office furniture and equipment ...........................          7,703           8,133
         Leasehold improvements ...................................            214             214
                                                                         ---------       ---------
                                                                            10,300          18,730
         Less:  Accumulated depreciation and amortization .........         (5,433)         (5,729)
                                                                         ---------       ---------
Total property and equipment, net .................................          4,867          13,001
Deferred income taxes .............................................          1,434           1,434
Intangible assets .................................................          1,035           2,573
Other assets ......................................................          1,593           2,818
                                                                         ---------       ---------
Total assets ......................................................      $ 126,002       $ 195,660
                                                                         ---------       ---------
                                                                         ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable .........................................      $  10,006       $   9,239
         Accrued compensation and benefits ........................         15,877          13,189
         Billings in excess of costs and estimated earnings .......         11,608          12,511
         Note payable .............................................            200            --
         Income taxes payable .....................................              3            --
            Deferred income taxes .................................            901             901
                                                                         ---------       ---------
Total current liabilities .........................................         38,595          35,840
Long-term debt, less current portion ..............................            620             454
                                                                         ---------       ---------
Total liabilities .................................................         39,215          36,294
Shareholders' equity:
         Common stock, no par value; 30,000,000 shares authorized;
         18,925,029 and 20,944,437 shares issued and outstanding at
         September 30, 1998 and March 31, 1999, at stated amount ..         68,624         129,804
         Retained earnings ........................................         18,163          29,562
                                                                         ---------       ---------
Total shareholders' equity ........................................         86,787         159,366
                                                                         ---------       ---------
Total liabilities and shareholders' equity ........................      $ 126,002       $ 195,660
                                                                         ---------       ---------
                                                                         ---------       ---------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                              STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS         SIX MONTHS
                                                  ENDED MARCH 31,      ENDED MARCH 31,
                                                 1998       1999       1998       1999
                                               --------   --------   --------   --------
Revenues ...................................   $ 55,959   $ 76,290   $106,353   $148,636
Cost of revenues ...........................     41,117     52,894     78,764    105,127
                                               --------   --------   --------   --------
Gross profit ...............................     14,842     23,396     27,589     43,509
Selling, general and administrative expenses      8,641     12,784     17,067     24,045
Stock option compensation, merger,
 deferred compensation and ESOP expenses ...        907        118      1,374        118
                                               --------   --------   --------   --------
Income from operations .....................      5,294     10,494      9,148     19,346
Interest and other income ..................        548        881      1,085      1,275
                                               --------   --------   --------   --------
Income before income taxes .................      5,842     11,375     10,233     20,621
Provision for income taxes .................      2,237      4,700      3,829      8,353
                                               --------   --------   --------   --------
Net income .................................   $  3,605   $  6,675   $  6,404   $ 12,268
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Earnings per share:
Basic ......................................   $   0.21   $   0.32   $   0.37   $   0.61
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Diluted ....................................   $   0.20   $   0.31   $   0.37   $   0.60
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Shares used in computing earnings per share:
Basic ......................................     17,528     20,944     17,105     20,101
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------
Diluted ....................................     17,919     21,333     17,496     20,467
                                               --------   --------   --------   --------
                                               --------   --------   --------   --------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS
                                                                                      ENDED MARCH 31,
                                                                                     1998        1999
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income ..........................................................   $  6,404    $ 12,268
           Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization ................................        434         625
           Change in assets and liabilities:
                  Accounts receivable, net .....................................     (3,105)      4,243
                  Costs and estimated earnings in excess of billings ...........     (2,586)     (2,221)
                  Prepaid expenses and other current assets ....................        899         (10)
                  Prepaid income taxes .........................................       --        (1,706)
                  Deferred income taxes ........................................         (7)       --
                  Other assets .................................................        262        (747)
                  Accounts payable .............................................      2,018        (926)
                  Accrued compensation and benefits ............................      1,174      (2,397)
                  Billings in excess of costs and estimated earnings ...........        326         770
                  Income taxes payable .........................................     (3,026)         (3)
                  Other liabilities ............................................         48         141
                                                                                   --------    --------
Net cash provided by operating activities ......................................      2,841      10,037
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of real estate .............................................       --        (8,000)
           Acquisition of businesses ...........................................       --        (2,637)
           Increase in cash resulting from immaterial poolings .................         52        --
           Purchase of property and equipment ..................................       (302)       (349)
           Purchase of marketable securities ...................................      8,820     (54,107)
                                                                                   --------    --------
Net cash provided by (used in) investing activities ............................      8,570     (65,093)
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from secondary offering, net of expenses ...................       --        61,010
           S Corporation distributions .........................................     (6,668)       (756)
           Issuance of common stock ............................................         38         170
           Repayment of debt ...................................................       (889)       (145)
                                                                                   --------    --------
Net cash (used in) provided by financing activities ............................     (7,519)     60,279
                                                                                   --------    --------
Net increase in cash and cash equivalents ......................................      3,892       5,223
Cash flow adjustment for change in accounting period of DMG and CSI ............        467          31
Cash and cash equivalents, beginning of period .................................     11,006      19,403
                                                                                   --------    --------
Cash and cash equivalents, end of period .......................................   $ 15,365    $ 24,657
                                                                                   --------    --------
                                                                                   --------    --------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE SIX MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1997 and 1998 and for each of the three years in the period ended September 30, 1998, that reflect restatement for the merger with Control Software, Inc., included in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 30, 1999.

2. SECONDARY PUBLIC OFFERING

         The Company completed a secondary public offering ("secondary") of Common Stock during December 1998. Of the 4,200,000 shares of Common Stock sold in the secondary, 2,000,000 shares were sold by MAXIMUS, Inc. generating $61,010,000 in proceeds to the Company, net of offering expenses and 2,200,000 shares were sold by Selling Shareholders.

3. BUSINESS COMBINATIONS

         On May 12, 1998, the Company issued 1,166,179 shares of its common stock in exchange for all of the outstanding common stock of David M. Griffith and Associates, Ltd. ("DMG"). This merger was accounted for as a pooling of interests, and the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of DMG.

         On December 1, 1998, the Company acquired contracts and certain assets consisting primarily of computer equipment and office furniture from Interactive Web Systems, Inc. for $707,000. In conjunction with this transaction, the Company recorded intangible assets of $150,000.

         On February 26, 1999, the Company issued 700,210 shares of its common stock in exchange for all of the outstanding common stock of Control Software, Inc. ("CSI"). This merger was accounted for as a pooling of interests, and the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of CSI.

         On March 31, 1999, the Company acquired Norman Roberts & Associates, Inc. for $1,930,000. In conjunction with the purchase, the Company recorded intangible assets of $1,880,000.

4. CONTINGENCIES

         On February 3, 1997, the Company was named as a third party defendant by Network Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six. Network Six alleges that the Company is liable to Network Six on various grounds including negligence and tortious interference. The Company believes Network Six's claims are without merit and intends to defend this action vigorously. The Company believes this action will not have a material adverse effect on its financial condition or results of operations and has not accrued for any loss related to this claim.

         On November 28, 1997, an individual who was a former officer, director and shareholder of the Company filed a complaint in the United States District Court for the District of Massachusetts alleging that, at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company believes these claims are without merit and intends to defend the matter vigorously. The Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to this action.

         In January 1997, a lawsuit was filed against a number of defendants, including DMG, by a purchaser of municipal bonds. DMG had prepared two reports rendering an opinion on the anticipated debt service coverage of the revenue bonds for the first five years of operation of the sewer project by Superstition Mountain Community Facilities District No. 1 (the "District"). The District was unable to meet its debt service obligations and filed bankruptcy. The purchaser of the Revenue Bonds, Allstate Insurance company, has sued a number of defendants, including DMG, for damages of $32.1 million which is the face value of the revenue bonds, plus interest. The District also filed a lawsuit against DMG seeking damages, which suit has been consolidated with the purchaser's action. DMG believes these claims are without merit and intends to defend against these claims vigorously. The Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to these claims.

         The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

5. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                Three Months          Six Months
                                                Ended March 31,     Ended March 31,
                                                1998      1999      1998      1999
                                              -------   -------   -------   -------
Numerator:
Net income ................................   $ 3,605   $ 6,675   $ 6,404   $12,268
Denominator:
Denominator for basic earnings per share:
      Weighted average shares outstanding .    17,528    20,944    17,105    20,101

Stock options .............................       391       389       391       366
                                              -------   -------   -------   -------
Denominator for dilutive earnings per share    17,919    21,333    17,496    20,467
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------
Earnings per share:
Basic .....................................   $  0.21   $  0.32   $  0.37   $  0.61
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------
Diluted ...................................   $  0.20   $  0.31   $  0.37   $  0.60
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------


6.  SEGMENT INFORMATION (QUARTER ENDED MARCH 31,)

The following table provides certain financial information for each business segment:



                              Three Months          Six Months
                             Ended March 31,      Ended March 31,
Revenues:                   1998       1999       1998       1999
                          --------   --------   --------   --------
  Government Operations   $ 32,189   $ 42,544   $ 59,961   $ 81,361
  Consulting ..........     23,770     33,746     46,392     67,275
                          --------   --------   --------   --------
Total .................   $ 55,959   $ 76,290   $106,353   $148,636
                          --------   --------   --------   --------
                          --------   --------   --------   --------

                              Three Months          Six Months
                             Ended March 31,      Ended March 31,
Income From Operations:     1998       1999       1998       1999
                          --------   --------   --------   --------

  Government Operations      2,500      4,428      4,075      6,995
  Consulting ..........      2,794      6,066      5,073     12,351
                          --------   --------   --------   --------
Total .................   $  5,294   $ 10,494   $  9,148   $ 19,346
                          --------   --------   --------   --------
                          --------   --------   --------   --------

7. RECLASSIFICATION

         Certain 1998 balance sheet amounts have been reclassified to conform with 1999 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company provides program management and consulting services primarily to government agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides consulting services to state, county and local legislatures and government agencies, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor and education agencies.

         As an important part of the Company's growth strategy, it has completed during the past year combinations with six consulting firms:
Spectrum Consulting Services, Inc. and Spectrum Consulting Group, Inc. (collectively, "Spectrum") in March 1998; David M. Griffith & Associates, Ltd. ("DMG") in May 1998; Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998; and Control Software, Inc. ("CSI") in February 1999, all of which were accounted for as poolings of interests combinations, and Norman Roberts & Associates, Inc. ("Norman Roberts") in March 1999, accounted for as a purchase. See "Business Combinations." Prior year amounts have been restated to reflect the combinations with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

         The Company's revenues are generated from contracts with various payment arrangements, including: (i) costs incurred plus a fixed fee ("cost-plus"); (ii) fixed-price; (iii) performance-based criteria; and (iv) time and materials reimbursement (utilized primarily by the Consulting Group). For the fiscal year ended September 30, 1998, revenues from these contract types were approximately 23%, 46%, 17% and 14%, respectively, of total revenues. Traditionally, federal government contracts have been cost-plus and a majority of the contracts with state and local government agencies have been fixed-price and performance-based. Fixed price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because the Company is subject to the risk of potential cost overruns or inaccurate revenue estimates.

         The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 1998, the

Company's average Government Operations contract duration was 3 1/2 years. The Company's Consulting Group contracts have performance durations ranging from a few weeks to a few years. Indicative of the long-term nature of the Company's engagements, approximately 60% of the Company's fiscal 1998 revenues were in backlog as of September 30, 1997.

         The Company's most significant expense is cost of revenues, which consists primarily of project-related employee salaries and benefits, subcontractors, computer equipment and travel expenses. The Company's ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the service costs related to the Company's fixed price and performance-based contracts. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client. The profitability of the Consulting Group's contracts is largely dependent upon the utilization rates of its consultants and the success of its performance-based contracts.

         Selling, general and administrative expenses consist of management, marketing and administration costs including salaries, benefits, travel, recruiting, continuing education and training, facilities costs, printing, reproduction, communications and equipment depreciation.

         BUSINESS COMBINATIONS

         As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In furtherance of this growth strategy, the Company combined with four consulting firms during 1998 and one firm during 1999 in transactions accounted for as poolings of interests, and one firm during 1999 accounted for as a purchase.

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

         On December 1, 1998, the Company acquired contracts and certain assets, consisting primarily of computer equipment and office furniture from Interactive Web Systems, Inc. for $707,000. In conjunction with this transaction, the Company recorded intangible assets of $150,000.

         As of February 26, 1999, the Company acquired all of the outstanding shares of capital stock of CSI in exchange for 700,212 shares of Common Stock. CSI, based in Wayne, Pennsylvania, provides fleet management software and related services to public sector entities. At the time of the combination, CSI had 46 employees.

         On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Norman Roberts for $1,930,000. Norman Roberts, based in Los Angeles, California, provides executive search services for the public sector. In conjunction with the purchase, the Company recorded intangible assets of $1,880,000.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:




                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                    1998        1999        1998        1999
                                                    -----       -----       -----       -----
Revenues:
Government Operations Group ................         57.5%       55.8%       56.4%       54.7%
Consulting Group ...........................         42.5        44.2        43.6        45.3
  Total revenues ...........................        100.0       100.0       100.0       100.0

Gross Profit:
Government Operations Group ................         19.4        20.5        18.7        18.9
Consulting Group ...........................         36.1        43.5        35.4        41.8
Total gross profit as a percent of revenue .         26.5        30.7        25.9        29.3
Selling, general and administrative expenses         15.4        16.8        16.0        16.2
Stock option compensation, merger, deferred
compensation and ESOP expenses..............          1.6         0.1         1.3         0.1
                                                    -----       -----       -----       -----
Income from operations .....................          9.5        13.8         8.6        13.0
Interest and other income (expenses) .......          0.9         1.1         1.0         0.9
                                                    -----       -----       -----       -----
Income before income taxes .................         10.4        14.9         9.6        13.9
Provision for income taxes .................          4.0         6.2         3.6         5.6
                                                    -----       -----       -----       -----
Net income .................................          6.4         8.7         6.0         8.3
                                                    -----       -----       -----       -----
                                                    -----       -----       -----       -----



         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Total contract revenues increased 36.3% to $76.3 million for the three months ended March 31, 1999 as compared to $56.0 million for the same period in 1998. Government Operations Group revenues increased 32.2% to $42.5 million for the three months ended March 31, 1999 from $32.2 million for the same period in 1998. This increase was due to an increase in the number of contracts in all four divisions in the Government Operations Group. Consulting Group revenues increased 42.0% to $33.7 million for the three months ended March 31, 1999 from $23.8 million for the same period in 1998. The revenue from Carrera and Phoenix, which merged with MAXIMUS subsequent to March 1998 in mergers accounted for as immaterial poolings of interests, and for which the March 1998 quarter results were not restated, was $3.5 million for the March 1998 quarter. The revenue increase for the Consulting Group from the March 1998 quarter to the March 1999 quarter, including the $3.5 million in the March 1998 quarter, was 23.7%. This increase was due to an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 57.6% to $23.4 million for the three months ended March 31, 1999 as compared to $14.8 million for the same period in 1998. Government Operations Group gross profit increased 39.5% to $8.7 million for the three months ended March 31, 1999 from $6.3 million for the three months ended March 31, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 20.5% for the three months ended March 31, 1999 from 19.4% for the same period in 1998. The increase was due to improved margins in three of the four divisions of the Government Operations Group. The Consulting Group gross profit increased 70.8% to $14.7 million for the three months ended March 31, 1999 from $8.6 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 43.5% for the three months ended March 31, 1999 from 36.1% for the same period in 1998, due primarily to favorable revenue recognition adjustments on two Revenue Maximization type contracts, improved operating efficiencies within the CSI division, and margins at the Carrera division which were greater than the Group average of 43.5%, and which were not included in the March 1998 results as the merger occurred subsequent to that date.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 47.9% to $12.8 million for the three months ended March 31, 1999 as compared to $8.6 million for the same period in 1998. The increase in SG&A costs was due to the increased size of the Company, both in terms of revenue growth and the number of employees, which increased to 3,025 at March 31, 1999 from 2,576 at March 31, 1998. As a percentage of revenues, SG&A expenses increased to 16.8% for the three months ended March 31, 1999 from 15.4% for the same period in 1998, primarily due to the establishment of a Business Development unit at the end of fiscal year 1998, a significant increase in the size and capability of the Information Services unit, and the incurrence of expenses in connection with the integration of the merged companies into MAXIMUS.

         DEFERRED COMPENSATION AND ESOP EXPENSE. During the three months ended March 31, 1999, the Company incurred $0.1 million of expenses in connection with the combination with CSI. During the three months ended March 31, 1998, the Company incurred $345 million of expenses in connection with the combination with DMG, and DMG incurred $562 million of deferred compensation and employee stock ownership plan (ESOP) expenses. DMG, with which the Company merged in May 1998, had deferred compensation and ESOP plans which were terminated after the merger. Therefore, no expense for those plans was incurred during the three months ended March 31, 1999.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $0.9 million for the three months ended March 31, 1999 as compared to $0.5 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds is due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering completed in December 1998.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended March 31, 1999 was 41.3% of income before income taxes as compared to 38.3% for the three months ended March 31, 1998. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes between the two time periods and the incurrence of $0.2 million of additional tax expense in connection with the termination of the S-Corporation status of CSI upon its merger with the Company.

         SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

         REVENUES. Total contract revenues increased 39.8% to $148.6 million for the six months ended March 31, 1999 as compared to $106.4 million for the same period in 1998. Government Operations Group revenues increased 35.7% to $81.4 million for the six months ended March 31, 1999 from $60.0 million for the same period in 1998. This increase was due to an increase in the number of contracts in all four divisions in the Government Operations Group. Consulting Group revenues increased 45.0% to $67.2 million for the six months ended March 31, 1999 from $46.4 million for the same period in 1998. The revenue from Carrera and Phoenix, which merged with MAXIMUS subsequent to March 1998 in mergers accounted for as immaterial poolings of interests, and for which the results for the six months ended March 1998 were not restated, was $8.4 million for the six months ended March 1998. The revenue increase for the Consulting Group from the six months ended March 1998 to the six months ended March 1999, including the $8.4 million in the six months ended March 1998 was 23.7%. This increase was due to an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 57.7% to $43.5 million for the six months ended March 31, 1999 as compared to $27.6 million for the same period in 1998. Government Operations Group gross profit increased 37.7% to $15.4 million for the six months ended March 31, 1999 from $11.2 million for the six months ended March 31, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 18.9% for the six months ended

March 31, 1999 from 18.7% for the same period in 1998. The increase was due to the improvement in gross margin for the three months ended March 31, 1999. The Consulting Group gross profit increased 71.3% to $28.1 million for the six months ended March 31, 1999 from $16.4 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 41.8% for the six months ended March 31, 1999 from 35.4% for the same period in 1998, due to the improvement in gross margin for the three months ended March 31, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 40.9% to $24.0 million for the six months ended March 31, 1999 as compared to $17.1 million for the same period in 1998. The increase in SG&A costs was due to the increased size of the Company, both in terms of revenue growth and the number of employees, which increased to 3,025 at March 31, 1999 from 2,576 at March 31, 1998. As a percentage of revenues, SG&A expenses increased to 16.2% for the six months ended March 31, 1999 from 16.0% for the same period in 1998, primarily due to the establishment of a Business Development unit at the end of fiscal year 1998, a significant increase in the size and capability of the Information Services unit, and the incurrence of expenses in connection with the integration of the merged companies into MAXIMUS.

         DEFERRED COMPENSATION AND ESOP EXPENSE. During the six months ended March 31, 1999, the Company incurred $0.1 million of expenses in connection with the combination with CSI. During the six months ended March 31, 1998, the Company incurred $417 million of expenses in connection with the combination with DMG, and DMG incurred $957 million of deferred compensation and employee stock ownership plan (ESOP) expenses. DMG, with which the Company merged in May 1998, had deferred compensation and ESOP plans which were terminated after the merger. Therefore, no expense for those plans was incurred during the six months ended March 31, 1999.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $1.3 million for the six months ended March 31, 1999 as compared to $1.1 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds is due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering completed in December 1998.

         PROVISION FOR INCOME TAXES. The provision for income tax for the six months ended March 31, 1999 was 40.5% of income before income taxes as compared to 37.4% for the six months ended March 31, 1998. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes between the two time periods and the incurrence of $0.2 million of additional tax expense in connection with the termination of the S-Corporation status of CSI upon its merger with the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended March 31, 1999, cash provided by operations was $10.0 million as compared to $2.8 million for the six months ended March 31, 1998. The principal reason for the increase in cash provided by operations for the six months ended March 31, 1999 compared to the six months ended March 31, 1998 was the increase in net income to $12.3 million from $6.4 million. Additionally, there was a decrease in accounts receivable, billed and unbilled, to $79.1 million at March 31, 1999 from $82.9 million at December 1998. This decrease of $3.8 million was achieved due to receipt of payments on overdue billings from a few large customers.

         For the six months ended March 31, 1999, cash used in investing activities was $65.1 million as compared to $8.6 million cash provided by investing activities for the six months ended March 31, 1998. The $65.1 million used in investing activities for the six months ended March 31, 1999 primarily consisted of the purchase of marketable securities totaling $54.1 million with the proceeds from the secondary, $8.0 million for the purchase of a 60,000 square foot office building in Reston, Virginia to serve as corporate headquarters and the purchase of Norman Roberts, an executive search firm, on March 31, 1999, for $1.9 million.

         Cash provided by financing during the six months ended March 31, 1999 was $60.3 million, which consisted primarily of the $61.0 million of proceeds, net of offering expenses, from the secondary stock offering completed in December 1998. During the six months ended March 31, 1998, cash used in financing activities consisted primarily of $5.7 million of S-Corporation cash distributions paid to the S-Corporation shareholders, based upon the undistributed earnings of the Company taxable to the shareholders through the date of the IPO. Also, during the six months ended March 31, 1998, consistent with their past practices, Spectrum, Phoenix and CSI paid S-Corporation cash distributions totaling $1.0 million based upon pre-merger taxable income.

         The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.5 million at March 31, 1999. The Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt-to-equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company did not use the Credit Facility to finance its working capital needs for the six months ended March 31, 1999 and 1998. At March 31, 1999, the Company had $9.5 million available under the Credit Facility.

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

         YEAR 2000

         The Company is aware of the issues that many computer, telecommunication and other infrastructure systems will face as the millennium ("Year 2000") approaches. The Company is auditing its internal software and hardware and implementing corrective actions where necessary to address Year 2000 problems. The Company is also reviewing the software and hardware of, and implementing corrective actions where necessary at its DMG, Carrera, Spectrum, Phoenix and CSI divisions. The Company will continue to assess the need for Year 2000 contingency plans as its remediation efforts progress. The Company estimates that its remediation efforts will be completed by July 31, 1999. The Company does not believe that the cost of these efforts will be material or will have a material impact on its operations or financial results. However, there can be no assurance that those costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any Year 2000 problems could occur.

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

         FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to completed or future acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended March 31, 1999.

                           Part II. Other Information.

Item 2. Changes in Securities and Use of Proceeds.

(a)      Changes in Securities.

         On February 26, 1999, the Company acquired CSI, a privately-held Pennsylvania corporation. In connection with the acquisition, the four shareholders of CSI were issued an aggregate of 700,212 shares of the Company's Common Stock, no par value, in exchange for 100% of the outstanding stock of CSI. The issuance was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

(b)      Use of Proceeds from Registered Securities.

         A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company's net proceeds from the IPO were $53,804,000. Cumulatively through December 31, 1998, the Company used $39,800,000 of the net proceeds, which was reported in previous Forms 10-Q and 10-K filed with the SEC. During the quarter ended March 31,1999, the Company used $4,937,000 of the net proceeds from the IPO. Of that amount, $1,930,000 was used to purchase the outstanding common stock of Norman Roberts, an executive search firm, on March 31, 1999, $707,000 was used for the purchase of contracts and assets from Interactive Web Systems, Inc., discussed in the footnotes to the financial statements contained in this Form 10-Q, and $2,300,000 was used to provide general operating capital.

Item 4.   Submission of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders held on February 23, 1999, the Company's shareholders voted as follows:

(a) To reelect Messrs. Russell A. Beliveau, Jesse Brown and Ms. Susan D. Pepin to the Board of Directors, each for a three-year term.


  Nominee                  Total Vote "For"       Total Vote Withheld
  -------                  ----------------       -------------------
Russell A. Beliveau        18,949,949                       53,127
Jesse Brown                18,950,049                       53,027
Susan D. Pepin             18,950,049                       53,027


         The terms of office of David V. Mastran, Raymond B. Ruddy, Margaret Carrera, George C. Casey, Louis E. Chappuie, Lynn P. Davenport, Thomas A. Grissen, Robert J. Muzzio and Peter B. Pond continued after the meeting.

(b) To amend the Company's 1997 Equity Incentive Plan to increase the number of shares of the Company's Common Stock as to which awards may be granted under the plan to 3,000,000 shares.


Total Vote For the Proposal          12,200,202
Total Vote Against the Proposal       3,981,962
Abstentions                               4,714

(C) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 1999.


Total Vote For the Proposal          18,999,835
Total Vote Against the Proposal           1,327
Abstentions                               1,914

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated February 26, 1999 reporting on the completion of the Company's combination with CSI. The Company filed an additional Current Report on Form 8-K dated March 26, 1999 providing supplemental financial statements and related supplemental financial information reflecting the Company's combination with CSI. The following financial statements were filed with the Form 8-K on March 26, 1999:

         Supplemental Consolidated Balance Sheets as of September 30, 1997 and 1998;

         Supplemental Consolidated Statements of Income for the years ended September 30, 1996, 1997 and 1998;

         Supplemental Consolidated Statements of Changes in Redeemable Common Stock and Shareholders' Equity for the years ended September 30, 1996, 1997 and 1998;

         Supplemental Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1997 and 1998;

         Notes to the Supplemental Consolidated Financial Statements for the years ended September 30, 1996, 1997 and 1998;

         Supplemental Consolidated Balance Sheets as of December 31, 1998;

         Supplemental Consolidated Statements of Income for the three months ended December 31, 1997 and 1998;

         Supplemental Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1998; and

         Notes to the Supplemental Consolidated Financial Statements for the three months ended December 31, 1997 and 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXIMUS, INC.



Date:    May 14, 1999        By:  /s/ F. Arthur Nerret
                                  ----------------------------------------------
                                F. Arthur Nerret
                                Vice President, Finance, Chief Financial
                                Officer (Principal Financial Officer and
                                Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------
         2        Agreement and Plan of Merger dated February 26, 1999 by and between MAXIMUS, Inc., Control Acquisition Corp., Control
                  Software, Inc., James M. Paulits, John H. Hines, III, R. David
                  Sadoo and John M. Ryan. Filed as Exhibit 2 to the Company's
                  Current Report on Form 8-K (File No. 001-12997) filed with the
                  Securities and Exchange Commission on March 4, 1999 and
                  incorporated herein by reference.

         10       Executive Employment, Non-Compete and Confidentiality
                  Agreement by and between the Company and Thomas A. Grissen.
                  Filed herewith.

         27       Financial Data Schedules (EDGAR)

         99       Important Factors Regarding Forward Looking Statements.
                  Filed herewith.