Form 10-Q/A
period 1999-03-31
MAXIMUS INC
filed 1999-06-01
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q/A

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

                         Yes \X\      No \ \

                    Class                           Outstanding at May 13, 1999
                    -----                           ---------------------------
         Common Shares, No Par Value                        20,948,591

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAXIMUS, INC.

                           FORM 10-Q/A, MARCH 31, 1999

                                EXPLANATORY NOTE


This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 31, 1999 has been filed to amend Part I, Item 2 "Management Discussion and Analysis of Financial Condition and Results of Operations," in order to correct the following typographical errors:

Under the caption "Deferred Compensation and ESOP Expense" in the discussion of the Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998, the sentence that reads "During the three months ended March 31, 1998, the Company incurred $345 MILLION of expenses in connection with the combination with DMG, and DMG incurred $562 MILLION of deferred compensation and employee stock ownership plan (ESOP) expenses (emphasis added)" has been revised to read "During the three months ended March 31, 1998, the Company incurred $345 THOUSAND of expenses in connection with the combination with DMG, and DMG incurred $542 THOUSAND of deferred compensation and employee stock ownership plan (ESOP) expenses (emphasis added)."

Similarly, under the caption "Deferred Compensation and ESOP Expense in the discussion of the Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998, the sentence that reads "During the six months ended March 31, 1998 the Company incurred $417 MILLION of expenses in connection with the combination with DMG, and DMG incurred $957 MILLION of deferred compensation and employee stock ownership plan (ESOP) expenses (emphasis added)" has been revised to read "During the six months ended March 31, 1998 the Company incurred $417 THOUSAND of expenses in connection with the combination with DMG, and DMG incurred $957 THOUSAND of deferred compensation and employee stock ownership plan (ESOP) expenses (emphasis added)."

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

     RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                              MARCH 31,                                     MARCH 31,

                                                          1998               1999                        1998             1999
                                                 -------------      -------------                ------------      -----------
                   Revenues:
Government Operations Group.....................         57.5%              55.8%                       56.4%            54.7%



Consulting Group................................          42.5               44.2                        43.6             45.3
  Total revenues................................         100.0              100.0                       100.0            100.0

Gross Profit:
Government Operations Group.....................          19.4               20.5                        18.7             18.9
Consulting Group................................          36.1               43.5                        35.4             41.8
Total gross profit as a percent of revenue                26.5               30.7                        25.9             29.3
Selling, general and administrative expenses....          15.4               16.8                        16.0             16.2
Stock option compensation, merger, deferred
compensation and ESOP expenses..................           1.6                0.1                         1.3              0.1
                                                 -------------      -------------                ------------      -----------
Income from operations..........................           9.5               13.8                         8.6             13.0
Interest and other income (expenses)............           0.9                1.1                         1.0              0.9
                                                 -------------      -------------                ------------      -----------
Income before income taxes......................          10.4               14.9                         9.6             13.9
Provision for income taxes......................           4.0                6.2                         3.6              5.6
                                                 -------------      -------------                ------------      -----------
Net income......................................           6.4                8.7                         6.0              8.3
                                                 -------------      -------------                ------------      -----------
                                                 -------------      -------------                ------------      -----------


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

     GROSS PROFIT. Total gross profit increased 57.6% to $23.4 million for the three months ended March 31, 1999 as compared to $14.8 million for the same period in 1998. Government Operations Group gross profit increased 39.5% to $8.7 million for the three months ended March 31, 1999 from $6.3 million for the three months ended March 31, 1998. As a percentage of revenues, Government Operations Group gross profit increased to 20.5% for the three months ended March 31, 1999 from 19.4% for the same period in 1998. The increase was due to improved margins in three of the four divisions of the Government Operations Group. The Consulting Group gross profit increased 70.8% to $14.7 million for the three months ended March 31, 1999 from $8.6 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 43.5% for the three months ended March 31, 1999 from 36.1% for the same period in 1998, due primarily to favorable revenue recognition adjustments on two Revenue Maximization type contracts, improved operating efficiencies within the CSI division, and margins at the Carrera division which were greater than the Group average of 43.5%, and which were not included in the March 1998 results as the merger occurred subsequent to that date.

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

     DEFERRED COMPENSATION AND ESOP EXPENSE. During the three months ended March 31, 1999, the Company incurred $0.1 million of expenses in connection with the combination with CSI. During the three months ended March 31, 1998, the Company incurred $345 thousand of expenses in connection with the combination with DMG, and DMG incurred $562 thousand of deferred compensation and employee stock ownership plan (ESOP) expenses. DMG, with which the Company merged in May 1998, had deferred compensation and ESOP plans which were terminated after the merger. Therefore, no expense for those plans was incurred during the three months ended March 31, 1999.

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

     GROSS PROFIT. Total gross profit increased 57.7% to $43.5 million for the six months ended March 31, 1999 as compared to $27.6 million for the same period in 1998. Government Operations Group gross profit increased 37.7% to $15.4 million for the six months ended March 31, 1999 from $11.2 million for the six months ended March 31, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 18.9% for the six months ended March 31, 1999 from 18.7% for the same period in 1998. The increase was due to the improvement in gross margin for the three months ended March 31, 1999. The Consulting Group gross profit increased 71.3% to $28.1 million for the six months ended March 31, 1999 from $16.4 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 41.8% for the six months ended March 31, 1999 from 35.4% for the same period in 1998, due to the improvement in gross margin for the three months ended March 31 1999.

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

     DEFERRED COMPENSATION AND ESOP EXPENSE. During the six months ended March 31, 1999, the Company incurred $0.1 million of expenses in connection with the combination with CSI. During the six months ended March 31, 1998, the Company incurred $417 thousand of expenses in connection with the combination with DMG, and DMG incurred $957 thousand of deferred compensation and employee stock ownership plan (ESOP) expenses. DMG, with which the Company merged in May 1998, had deferred compensation and ESOP plans which were terminated after the merger. Therefore, no expense for those plans was incurred during the six months ended March 31, 1999.

     INTEREST AND OTHER INCOME. The increase in interest and other income to $1.3 million for the six months ended March 31, 1999 as compared to $1.1 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds is due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering which was completed in December 1998.

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

     LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended March 31, 1999, cash provided by operations was $10.0 million as compared to $2.8 million for the six months ended March 31, 1998. The principal reason for the increase in cash provided by operations for the six months ended March 31, 1999 compared to the three months ended March 31, 1998 was the increase in net income to $12.3 million from $6.4 million . Additionally, there was a decrease in accounts receivable, billed and unbilled, to $79.1 million at March 31, 1999 from $82.9 million at December 1998 . This decrease of $3.8 million was achieved due to receipt of payments on overdue billings from a few large customers.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXIMUS, INC.



Date:   June 1, 1999        By:      /s/ F. ARTHUR NERRET
                                 -----------------------------------------------
                                    F. Arthur Nerret
                                    Vice President, Finance, Chief Financial
                                    Officer (Principal Financial Officer and
                                    Principal Accounting Officer)