Form 10-Q
period 1999-06-30
MAXIMUS INC
filed 1999-08-16
CIK 1032220

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                     Yes      /X/          No       / /


               CLASS                          OUTSTANDING AT AUGUST 4, 1999
               -----                          -----------------------------
     Common Shares, No Par Value                       20,984,215


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  MAXIMUS, INC.


                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and September 30, 1998

         Consolidated Statements of Income for the three months and nine months ended June 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 2.  Use of Proceeds from Registered Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                      September 30,          June 30,
                                                                                           1998                1999
                                                                                      -------------         ---------
                                                                                                           (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents..........................................            $ 19,403            $ 27,000
         Marketable securities..............................................              13,577              60,745
         Accounts receivable, net...........................................              72,251              74,005
         Notes receivable...................................................                   -               1,021
         Costs and estimated earnings in excess of billings.................              10,654              14,040
         Prepaid expenses and other current assets..........................               1,188               3,264
                                                                                      -------------         ---------
Total current assets........................................................             117,073             180,075
Property and equipment at cost:
         Land...............................................................                 662               2,462
         Building and improvements..........................................               1,721               7,921
         Office furniture and equipment.....................................               7,703               9,539
         Leasehold improvements.............................................                 214                 253
                                                                                      -------------         ---------
                                                                                          10,300              20,175

         Less:  Accumulated depreciation and amortization...................              (5,433)             (5,779)
                                                                                        --------             -------
Total property and equipment, net...........................................               4,867              14,396
Notes receivable............................................................                   -               2,042
Deferred income taxes.......................................................               1,434               1,434
Intangible assets...........................................................               1,035               6,830
Other assets................................................................               1,593               1,723
                                                                                      -------------         ---------
Total assets................................................................            $126,002            $206,500
                                                                                      -------------         ---------
                                                                                      -------------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable...................................................            $ 10,006           $   7,770
         Accrued compensation and benefits..................................              15,877              13,471
         Billings in excess of costs and estimated earnings.................              11,608              15,200
         Note payable.......................................................                 200                   -
         Income taxes payable...............................................                   3                   -
            Deferred income taxes...........................................                 901                 901
            Other current liabilities.......................................                  -                  339
                                                                                      -------------         ---------
Total current liabilities                                                                 38,595              37,681
Long-term debt..............................................................                 620               1,477
                                                                                      -------------         ---------
Total liabilities...........................................................              39,215              39,158
Shareholders' equity:
         Common stock, no par value; 30,000,000 shares authorized;
         18,925,029  and 20,975,353 shares issued and outstanding at
         September 30, 1998 and June 30, 1999, at stated amount.............              68,624             130,329
         Retained earnings..................................................              18,163              37,013
                                                                                      -------------         ---------
Total shareholders' equity..................................................              86,787             167,342
                                                                                      -------------         ---------
Total liabilities and shareholders' equity..................................            $126,002            $206,500
                                                                                      -------------         ---------
                                                                                      -------------         ---------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    Three Months                       Nine Months
                                                                   Ended June 30,                     Ended June 30,
                                                              ------------------------        ----------------------------
                                                                1998            1999             1998               1999
                                                              --------        --------        ---------           --------

Revenues...........................................            $64,234         $84,168         $170,587           $232,804
Cost of revenues...................................             48,611          58,467          127,375            163,594
                                                              --------        --------        ---------           --------
Gross profit.......................................             15,623          25,701           43,212             69,210
Selling, general and administrative expenses.......              7,381          13,932           24,448             37,977
Stock option compensation, merger, deferred
compensation and ESOP expenses.....................              1,972             152            3,346                270
                                                              --------        --------        ---------           --------
Income from operations.............................              6,270          11,617           15,418             30,963
Interest and other income..........................                391             965            1,476              2,240
                                                              --------        --------        ---------           --------
Income before income taxes.........................              6,661          12,582           16,894             33,203
Provision for income taxes.........................              2,549           5,131            6,378             13,484
                                                              --------        --------        ---------           --------
Net income.........................................          $   4,112         $ 7,451         $ 10,516            $19,719
                                                              --------        --------        ---------           --------
                                                              --------        --------        ---------           --------
Earnings per share:
Basic..............................................          $    0.23       $    0.36         $   0.61           $   0.97
                                                              --------        --------        ---------           --------
                                                              --------        --------        ---------           --------
Diluted............................................          $    0.23       $    0.35         $   0.60           $   0.95
                                                              --------        --------        ---------           --------
                                                              --------        --------        ---------           --------
Shares used in computing earnings per share:
Basic..............................................             17,528          20,957           17,249             20,386
                                                              --------        --------        ---------           --------
                                                              --------        --------        ---------           --------
Diluted............................................             17,919          21,257           17,640             20,731
                                                              --------        --------        ---------           --------
                                                              --------        --------        ---------           --------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                    Nine Months
                                                                                                   Ended June 30,
                                                                                            ---------------------------
                                                                                             1998                1999
                                                                                            -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income.................................................................      $10,516             $19,719
           Adjustments to reconcile net income to net cash (used in) provided by operating activities:
                  Depreciation and amortization.......................................          656               1,850
           Change in assets and liabilities:
                  Accounts receivable, net............................................      (19,003)               (722)
                  Costs and estimated earnings in excess of billings..................          (97)             (3,393)
                  Prepaid expenses and other current assets...........................          739              (2,029)
                  Deferred income taxes...............................................       (2,147)                  -
                  Other assets........................................................         (321)                918
                  Accounts payable....................................................        2,907              (2,997)
                  Accrued compensation and benefits...................................         (388)             (2,119)
                  Billings in excess of costs and estimated earnings..................        1,798               3,459
                  Income taxes payable................................................       (2,125)                 (3)
                  Other liabilities...................................................          156                 996
                                                                                          ---------           ---------
Net cash (used in) provided by operating activities...................................       (7,309)             15,679
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of real estate....................................................            -              (8,000)
           Acquisition of businesses..................................................            -              (9,645)
           Increase in cash resulting from immaterial poolings........................           52                   -
           Purchase of property and equipment.........................................         (818)             (1,921)
           Sale (Purchase) of marketable securities...................................       25,989             (48,722)
                                                                                           --------            ---------
Net cash provided by (used in) investing activities...................................       25,223             (68,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from secondary offering, net of expenses..........................            -              61,010
           S Corporation distributions................................................       (6,668)               (756)
           Issuance of common stock ..................................................          275                 694
           Payment for purchase of redeemable common stock ...........................         (188)                  -
           Repayment of debt..........................................................       (2,784)               (773)
                                                                                           --------            --------
Net cash (used in) provided by financing activities...................................       (9,365)             60,175
                                                                                            -------             -------
Net increase in cash and cash equivalents.............................................        8,549               7,566
Cash flow adjustment for change in accounting period of DMG and CSI...................          467                  31
Cash and cash equivalents, beginning of period........................................       11,006              19,403
                                                                                            -------             -------
Cash and cash equivalents, end of period..............................................      $20,022             $27,000
                                                                                            -------             -------
                                                                                            -------             -------


                       See notes to financial statements.

                                  MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1997 and 1998 and for each of the three years in the period ended September 30, 1998, that reflect restatement for the merger with Control Software, Inc., included in the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 30, 1999.

2. SECONDARY PUBLIC OFFERING

         The Company completed a secondary public offering ("secondary") of Common Stock during December 1998. Of the 4,200,000 shares of Common Stock sold in the secondary, 2,000,000 shares were sold by MAXIMUS, Inc. generating $61,010,000 in proceeds to the Company, net of offering expenses, and 2,200,000 shares were sold by selling shareholders.

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

         On March 16, 1998, the Company issued 840,000 shares of its common stock in exchange for all of the common stock of Spectrum Consulting Group, Inc. and an affiliated company. This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to January 1, 1998.

         On August 31, 1998, the Company issued 1,137,420 shares of its common stock in exchange for all of the outstanding common stock of Carrera Consulting Group. This merger was accounted for as an immaterial pooling of interests and accordingly, the Company's financial statements, including earnings per share, were not restated for periods prior to July 1, 1998.

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

         On June 1, 1999, the Company acquired Unison Consulting Group, Inc. for $7,074,000. In conjunction with the purchase, the Company recorded intangible assets of $4,979,000.

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

5. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three Months                      Nine Months
                                                        Ended June 30,                    Ended June 30,
                                                      1998          1999             1998              1999
                                                    ----------------------          -------------------------

Numerator:
Net income                                          $ 4,112         $ 7,451         $10,516         $19,719
Denominator:
Denominator for basic earnings per share:
      Weighted average shares outstanding            17,528          20,957          17,249          20,386

Stock options                                           391             300             391             345
                                                    -------         -------         -------         -------
Denominator for dilutive earnings per share          17,919          21,257          17,640          20,731
                                                    -------         -------         -------         -------
                                                    -------         -------         -------         -------
Earnings per share:
Basic                                               $  0.23         $  0.36         $  0.61         $  0.97
                                                    -------         -------         -------         -------
                                                    -------         -------         -------         -------
Diluted                                             $  0.23         $  0.35         $  0.60         $  0.95
                                                    -------         -------         -------         -------
                                                    -------         -------         -------         -------


6.  SEGMENT INFORMATION (QUARTER ENDED JUNE 30)

The following table provides certain financial information for each business segment:



                                                         Three Months                      Nine Months
                                                        Ended June 30,                    Ended June 30,
                                                      1998          1999             1998              1999
                                                    ----------------------          -------------------------

Revenues:
  Government Operations                             $36,844         $47,427         $ 96,805        $128,788
  Consulting                                         27,390          36,741           73,782         104,016
                                                    -------         -------         --------        --------
Total                                               $64,234         $84,168         $170,587        $232,804
                                                    -------         -------         --------        --------
                                                    -------         -------         --------        --------



                                                         Three Months                      Nine Months
                                                        Ended June 30,                    Ended June 30,
                                                      1998          1999             1998              1999
                                                    ----------------------          -------------------------

Income From Operations
  Government Operations                             $ 3,132         $ 4,773         $ 7,207         $11,767
  Consulting                                          3,138           6,844           8,211          19,196
                                                    -------         -------         -------         -------
Total                                               $ 6,270         $11,617         $15,418         $30,963
                                                    -------         -------         -------         -------
                                                    -------         -------         -------         -------



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

      As an important part of the Company's growth strategy, it has completed combinations with the following consulting firms: Spectrum Consulting Services, Inc. and Spectrum Consulting Group, Inc. (collectively, "Spectrum") in March 1998; David M. Griffith & Associates, Ltd. ("DMG") in May 1998; Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998; and Control Software, Inc. ("CSI") in February 1999, all of which were accounted for as poolings of interests combinations, and Norman Roberts & Associates, Inc. ("Norman Roberts") in March 1999, and Unison Consulting Group, Inc. ("Unison") in June 1999, accounted for as purchases. See "Business Combinations." Prior year amounts have been restated to reflect the combinations with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

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

      BUSINESS COMBINATIONS

      As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In furtherance of this growth strategy, the Company combined with four consulting firms during 1998 and one firm during 1999 in transactions accounted for as poolings of interests, and two firms during 1999 accounted for as purchases.

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

      On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison for $7,074,000. Unison, based in Chicago, Illinois, provides financial consulting for major government owned airports. In conjunction with the purchase, the Company recorded intangible assets of $4,979,000.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:


                                                         Three Months                      Nine Months
                                                        Ended June 30,                    Ended June 30,
                                                      1998          1999             1998              1999
                                                    ----------------------          -------------------------
                   Revenues:
Government Operations Group .....................      57.4%           56.4%           56.8%           55.3%
Consulting Group ................................      42.6            43.6            43.2            44.7
  Total revenues ................................     100.0           100.0           100.0           100.0

Gross Profit:
Government Operations Group .....................      17.6            20.0            18.3            19.3
Consulting Group ................................      33.4            44.1            34.6            42.6
Total gross profit as a percent of revenue ......      24.3            30.5            25.3            29.7
Selling, general and administrative expenses ....      11.5            16.6            14.3            16.3
Stock option compensation, merger, deferred
compensation and ESOP expenses ..................       3.1             0.2             2.0             0.1
                                                    -------         -------         -------         -------
Income from operations ..........................       9.8            13.8             9.0            13.3
Interest and other income (expenses) ............       0.6             1.1             0.9             1.0
                                                    -------         -------         -------         -------
Income before income taxes ......................      10.4            14.9             9.9            14.3
Provision for income taxes ......................       4.0             6.1             3.7             5.8
                                                    -------         -------         -------         -------
Net income ......................................       6.4             8.9             6.2             8.5
                                                    -------         -------         -------         -------
                                                    -------         -------         -------         -------



      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED
      ---------------------------------------------------------------
      JUNE 30, 1998
      -------------

      REVENUES. Total contract revenues increased 31.0% to $84.2 million for the
      --------
three months ended June 30, 1999 as compared to $64.2 million for the same period in 1998. Government Operations Group revenues increased 28.7% to $47.4 million for the three months ended June 30, 1999 from $36.8 million for the same period in 1998. This increase was due to an increase in the number of contracts in three of the four divisions in the Government Operations Group. Consulting Group revenues increased 34.1% to $36.7 million for the three months ended June 30, 1999 from $27.4 million for the same period in 1998. The revenue from Carrera and Phoenix, which merged with MAXIMUS subsequent to June 1998 in mergers accounted for as immaterial poolings of interests, and for which the June 1998 quarter results were not restated, was $5.3 million for the June 1998 quarter. The revenue increase for the Consulting Group from the June 1998 quarter to the June 1999 quarter, including the $5.3 million from Carrera and Phoenix in the June 1998 quarter, was 12.5%. This increase was due to an increase in the number of contracts in the Consulting Group.

      GROSS PROFIT. Total gross profit increased 64.5% to $25.7 million for
      ------------
the three months ended June 30, 1999 as compared to $15.6 million for the same period in 1998. Government Operations Group gross profit increased 46.4% to $9.5 million for the three months ended June 30, 1999 from $6.5 million for the three months ended June 30, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 20.0% for the three months ended June 30, 1999 from 17.6% for the same period in 1998. The increase was due to improved margins in three of the four divisions of the Government Operations Group. The Consulting Group gross profit increased 77.3% to $16.2 million for the three months ended June 30, 1999 from $9.1 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 44.1% for the three months ended June 30, 1999 from 33.4% for the same period in 1998, due primarily to improved operating efficiencies within the DMG and CSI divisions, and margins at the Carrera division which were greater than the Group average margin, and which were not included in the June 1998 results as the merger occurred subsequent to that date.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and
      --------------------------------------------
administrative ("SG&A") expenses increased 88.8% to $13.9 million for the three months ended June 30, 1999 as compared to $7.4 million for the same period in 1998. The increase in SG&A costs was due to the increased size of the Company, both in terms of revenue growth and the number of employees, which increased to 3,155 at June 30, 1999 from 2,682 at June 30, 1998. As a percentage of revenues, SG&A expenses increased to 16.6% for the three months ended June 30, 1999 from 11.5% for the same period in 1998, primarily due to the establishment of a Business Development unit at the end of fiscal year 1998, a significant increase in the size and capability of the Information Services unit, and the incurrence of expenses in connection with the integration of the merged companies into MAXIMUS.

      DEFERRED COMPENSATION AND ESOP EXPENSE. During the three months ended June
      --------------------------------------
30, 1999, the Company incurred $0.2 million of expenses in connection with the combination with Unison. During the three months ended June 30, 1998, the Company incurred $2.0 million of expenses in connection with the merger with DMG. These expenses consisted of legal, audit, broker, trustee and other expenses, deferred compensation and ESOP plan expenses for the employees of DMG and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.9 million. These plans were terminated after the merger with DMG, which occurred in May 1998. Therefore, no expense for those plans was incurred during the three months ended June 30, 1999.

      INTEREST AND OTHER INCOME. The increase in interest and other income to
      -------------------------
$1.0 million for the three months ended June 30, 1999 as compared to $0.4 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds is due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering completed in December 1998.

      PROVISION FOR INCOME TAXES. The provision for income tax for the three
      --------------------------
months ended June 30, 1999 was 40.8% of income before income taxes as compared to 38.3% for the three months ended June 30, 1998. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes between the two time periods.

      NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED
      -------------------------------------------------------------
      JUNE 30, 1998
      -------------

      REVENUES. Total contract revenues increased 36.5% to $232.8 million for
      --------
the nine months ended June 30, 1999 as compared to $170.6 million for the same period in 1998. Government Operations Group revenues increased 33.0% to $128.8 million for the nine months ended June 30, 1999 from $96.8 million for the same period in 1998. This increase was due to an increase in the number of contracts in three of the four divisions in the Government Operations Group. Consulting Group revenues increased 41.0% to $104.0 million for the nine months ended June 30, 1999 from $73.8 million for the same period in 1998. The revenue from Spectrum, which merged with MAXIMUS in March 1998, and Carrera and Phoenix, which merged with MAXIMUS in August 1998 in mergers accounted for as immaterial poolings of interests, and for which the results for the periods prior to the mergers were not restated, was $13.7 million for the nine months ended June 1998. The revenue increase for the Consulting Group at the nine months ended June 1999 from the nine months ended June 1998, including the $13.7 million from Spectrum, Carrera and Phoenix in the nine months ended June 1998 was 18.9%. This increase was due to an increase in the number of contracts in the Consulting Group.

      GROSS PROFIT. Total gross profit increased 60.2% to $69.2 million for the
      ------------
nine months ended June 30, 1999 as compared to $43.2 million for the same period in 1998. Government Operations Group gross profit increased 40.9% to $24.9 million for the nine months ended June 30, 1999 from $17.7 million for the nine months ended June 30, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 19.3% for the nine months ended June 30, 1999 from 18.3% for the same period in 1998. The increase was due primarily to the improvement in gross margin for the three months ended June 30, 1999. The Consulting Group gross profit increased 73.5% to $44.3 million for the nine months ended June 30, 1999 from $25.5 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.6% for the nine months ended June 30, 1999 from 34.6% for the same period in 1998, due primarily to improved operating efficiencies within the DMG and CSI divisions, and margins at the Carrera division which were greater than the Group average margin, and which were not included in the June 1998 results as the merger occurred subsequent to that date.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and
      --------------------------------------------
administrative ("SG&A") expenses increased 55.3% to $38.0 million for the nine months ended June 30, 1999 as compared to $24.4 million for the same period in 1998. The increase in SG&A costs was due to the increased size of the Company, both in terms of revenue growth and the number of employees, which increased to 3,155 at June 30, 1999 from 2,682 at June 30, 1998. As a percentage of revenues, SG&A expenses increased to 16.3% for the nine months ended June 30, 1999 from 14.3% for the same period in 1998, primarily due to the establishment of a Business Development unit at the end of fiscal year 1998, a significant increase in the size and capability of the Information Services unit, and the incurrence of expenses in connection with the integration of the merged companies into MAXIMUS.

      DEFERRED COMPENSATION AND ESOP EXPENSE. During the nine months ended June
      --------------------------------------
30, 1999, the Company incurred $0.3 million of expenses in connection with the combinations with CSI and Unison. During the nine months ended June 30, 1998, the Company incurred $3.3 million of expenses in connection with the mergers with Spectrum and DMG. These expenses consisted of legal, audit, broker, trustee and other expenses, deferred compensation and ESOP plan expenses for the employees of DMG and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.9 million. These plans were terminated after the merger with DMG, which occurred in May 1998. Therefore, no expense for those plans was incurred during the nine months ended June 30, 1999.

      INTEREST AND OTHER INCOME. The increase in interest and other income to
      -------------------------
$2.2 million for the nine months ended June 30, 1999 as compared to $1.5 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds is due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering which was completed in December 1998.

      PROVISION FOR INCOME TAXES. The provision for income tax for the nine
      --------------------------
months ended June 30, 1999 was 40.6% of income before income taxes as compared to 37.8% for the nine months ended June 30, 1998. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes between the two time periods.

      LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended June 30, 1999, cash provided by operations was $15.7 million as compared to cash used in operations of $7.3 million for the nine months ended June 30, 1998. There are two principal reasons for the increase in cash provided by operations. First, net income increased to $19.7 million from $10.5 million . Second, the increase in accounts receivable, billed and unbilled, used $4.1 million of cash during the nine months ended June 30, 1999, whereas during the nine months ended June 30, 1998 the cash used by the increase in receivables was $19.1 million. Through effective collection efforts, receivables have been reduced to 95 days of sales outstanding at June 30, 1999 from 103 days of sales at September 30, 1998.

      For the nine months ended June 30, 1999, cash used in investing activities was $68.3 million as compared to $25.2 million cash provided by investing activities for the nine months ended June 30, 1998. The $68.3 million used in investing activities for the nine months ended June 30, 1999 primarily consisted of the purchase of marketable securities totaling $48.7 million with the proceeds from the secondary, $8.0 million for the purchase of a 60,000 square foot office building in Reston, Virginia to serve as corporate headquarters , the purchase of Norman Roberts, an executive search firm, on March 31, 1999, for $1.9 million, and the purchase of Unison, a government consulting firm, on June 1, 1999, for $7.1 million.

      Cash provided by financing during the nine months ended June 30, 1999 was $60.2 million, which consisted primarily of the $61.0 million of proceeds, net of offering expenses, from the secondary stock offering completed in December 1998. During the nine months ended June 30, 1998, cash used in financing activities consisted primarily of $5.7 million of S-corporation cash distributions paid to the S-corporation shareholders, based upon the undistributed earnings of the Company taxable to the shareholders through the date of the IPO. Also, during the nine months ended June 30, 1998, consistent with their past practices, Spectrum, Phoenix and CSI paid S-corporation cash distributions totaling $1.0 million based upon pre-merger taxable income.

      The Company has a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which may be used for borrowing and the issuance of letters of credit. Outstanding letters of credit totaled $0.5 million at June 30, 1999. The

Credit Facility bears interest at a rate equal to LIBOR plus an amount which ranges from 0.65% to 1.25% depending on the Company's debt-to-equity ratio. The Credit Facility contains certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company did not use the Credit Facility to finance its working capital needs for the nine months ended June 30, 1999 and 1998. At June 30, 1999, the Company had $9.5 million available under the Credit Facility.

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

      YEAR 2000

      The Company is aware of the issues that many computer, telecommunication and other infrastructure systems will face as the millennium ("Year 2000") approaches. The Company has audited its internal software and hardware and implemented corrective actions where necessary to address Year 2000 problems. The Company has also reviewed the software and hardware of, and implemented corrective actions where necessary at its DMG, Carrera, Spectrum, Phoenix, CSI, and Unison divisions. Although the assessment and remediation efforts have been substantially completed, the Company continues to develop Year 2000 contingency plans in the event a service not in the control of the Company experiences processing problems or failures. The cost of these efforts has not been material and the Company does not anticipate that future costs will be material or will have a material impact on its operations or financial results. However, there can be no assurance that the corrective actions or contingency plans will eliminate all Year 2000 risk or that a Year 2000 problem will not have a material adverse effect on the Company.

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

      While the Company believes that it has addressed all material Year 2000 problems, there are a number of risks associated with Year 2000, only some of which are within the control of the Company. These risks include unforeseen difficulties in identifying and correcting Year 2000 problems, an incomplete audit of internal hardware and software, and the failure of one or more government clients to adequately address the Year 2000 problem. The Company's Year 2000 efforts are meant to help manage and mitigate these risks.

      The Company is developing and intends to adopt contingency plans, if deemed necessary, to address any issues raised as it completes remedial work on its internal systems and assesses the state of readiness of its key external government clients. As no specific instance of material Year 2000 non-compliance has been discovered to date, the Company has not yet adopted any specific contingency plans to deal with Year 2000 issues.

      FORWARD LOOKING STATEMENTS

      Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to completed or future acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended June 30, 1999.

      Part II.  Other Information.

Item 2.  Use of Proceeds from Registered Securities.

      A Registration Statement on Form S-1 (File No. 333-29115) registering 6,037,500 shares of the Company's Common Stock, filed in connection with the Company's IPO, was declared effective by the Securities and Exchange Commission on June 12, 1997. The IPO closed on June 18, 1997 and the offering has terminated. The Company's net proceeds from the IPO were $53,804,000. Cumulatively through March 31, 1999, the Company used $44,737,000 of the net proceeds, which was reported in previous Forms 10-Q and 10-K filed with the SEC. During the quarter ended June 30, 1999, the Company used the remaining $9,067,000 of the net proceeds from the IPO. Of that amount, $7,074,000 was used to purchase the outstanding common stock of Unison Consulting Group, a consulting firm, on June 1, 1999, discussed in the footnotes to the financial statements contained in this Form 10-Q, and $1,993,000 was used to provide general operating capital.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. No Current Report on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MAXIMUS, INC.



Date:  August 13, 1999            By:  /S/ F. ARTHUR NERRET
                                       -----------------------
                                       F. Arthur Nerret
                                       Vice President, Finance, Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                Description
-----------                -----------

         27                Financial Data Schedules (EDGAR)

         99                Important Factors Regarding Forward Looking Statements.  Filed herewith.
