Form 10-K
period 1999-09-30
MAXIMUS INC
filed 1999-12-23
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                        COMMISSION FILE NUMBER: 1-12997
                            ------------------------

                                 MAXIMUS, INC.
             (Exact name of Registrant as specified in its Charter)

                  VIRGINIA                                      54-1000588
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)

                   1356 BEVERLY ROAD, MCLEAN, VIRGINIA 22101
          (Address of principal executive offices including zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 734-4200
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

    The approximate aggregate market value of voting stock held by non-affiliates of the Registrant as of December 8, 1999 was $411,114,876 based on the last reported sale price of the Registrant's Common Stock on the New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the voting stock, including shares held by affiliates was $680,153,651). There were 21,008,607 shares of the Registrant's Common Stock outstanding as of December 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on February 23, 2000, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of September 30, 1999, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    MAXIMUS, Inc. ("MAXIMUS" or the "COMPANY") is a leading provider of program management and consulting services to government agencies throughout the United States. Since its inception in 1975, the Company has been at the forefront of innovation in meeting its mission of "Helping Government Serve the People-TM-." MAXIMUS's services are designed to make government operations more efficient and cost effective while improving the quality of the services provided to program beneficiaries. The Company applies an entrepreneurial, private sector approach, utilizing advanced technology in projects in almost every state in the nation and in markets in several foreign countries.

    MAXIMUS conducts its operations through two groups: the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment, children's health insurance and disability services. The Consulting Group provides planning and management, information technology consulting, electronic government products and services, strategic program evaluation, program improvement, financial management, revenue maximization, fleet management and other public sector-related consulting services to government agencies. In fiscal 1999, the Company continued its strategy of expanding its Consulting Group by combining with four additional consulting firms, and it estimates that it continues to be the largest provider of general consulting management services to state and local government agencies in the United States.

MARKET OPPORTUNITIES

    The Company believes that providing program management and consulting services to government agencies represents a significant market opportunity. Federal, state and local government agencies in the United States spend more than $250 billion annually on the health and human services programs to which the Company markets its services, including Medicaid, Food Stamps, Temporary Assistance to Needy Families, Child Support Enforcement, Supplemental Security Income, General Assistance, Child Care and Child Welfare. The state-operated programs alone cost an estimated $23.9 billion annually to administer. This figure does not include administrative costs for Medicare and Title II Disability Insurance, which are administered without state assistance. The following chart sets forth currently available data from U.S. government publications for programs served by the Company:

                                                                ESTIMATED       ESTIMATED
                                                                NUMBER OF         ANNUAL
                                                              BENEFICIARIES   ADMINISTRATIVE
STATE-OPERATED PROGRAM                                           SERVED        EXPENDITURES
----------------------                                        -------------   --------------
Medicaid....................................................   36.1 million   $ 6.7 billion
Children's Health Insurance.................................   10.6 million     4.8 billion
Food Stamps.................................................   22.9 million     2.8 billion
Temporary Assistance to Needy Families......................    9.4 million     2.1 billion
Child Support Enforcement...................................   19.6 million     3.4 billion
Supplemental Security Income................................    6.6 million     2.0 billion
General Assistance/Social Services/Other....................   10.1 million     2.1 billion
                                                              -------------   -------------
                                                              115.3 million   $23.9 billion

    In the last several years, there has been a surge in legislation and initiatives to reform federal, state and local welfare and health and human services programs. One of the most significant of these legislative reforms was the Welfare Reform Act, which restructured the benefits available to welfare recipients, eliminated unconditional welfare entitlement and, most importantly, restructured the funding relationships between federal and state governments. Under the Welfare Reform Act, states receive block grant funding from the federal government and are no longer able to seek reimbursement in the form of matching federal government funds for expenditures in excess of block grants. Accordingly, states bear the financial risk for the operation of their welfare programs.

    All states and many local governments are taking action to respond to welfare reform. Some of these actions include enlisting the advice of specialized management consultants on ways to more efficiently and effectively administer their health and human service programs and by outsourcing management of such programs completely. As a result, MAXIMUS, for example, has been awarded performance-based contracts to manage health care enrollment services contracts for government agencies in Michigan, Texas, New York, New Jersey, California, Colorado, Vermont and Massachusetts. MAXIMUS has also been retained by numerous states and municipalities to provide welfare-reform related consulting services.

    A more recent initiative at the federal level is the Balanced Budget Act of 1997 (the "BALANCED BUDGET ACT"), which established, among other programs, the State Children's Health Insurance Program (the "CHILDREN'S HEALTH INSURANCE PROGRAM"). This program provides federal matching funds to enable states to expand health care to targeted uninsured, low-income children over a five-year period. The federal government is making $20.3 billion available to states with federally-approved plans to expand state Medicaid programs, initiate new insurance programs or combine approaches. In June 1998, the Clinton administration also mandated sweeping protections to Medicare beneficiaries, including increased access to health plans by persons with pre-existing illnesses, added protections for women and non-English speaking beneficiaries and increased availability of specialists. Given the breadth and depth of the Company's expertise, it believes it is well positioned to capitalize upon these new opportunities to assist states in planning, implementing and maintaining the increased enrollment and outreach that will be required by these new federal initiatives.

    As national concern continues regarding the rights of enrollees in managed care plans, MAXIMUS has added an important element to its services through the acquisition of Network Design Group, Inc. dba the Center for Health Dispute Resolution ("CHDR"). CHDR operates the nation's largest system for the resolution of managed care medical service appeals through independent external review. CHDR offers an efficient and cost-effective external review system that impartially resolves disputes among health plans, subscribers and providers. CHDR is the sole national contractor to the Federal Health Care Financing Administration for external appeals in the Medicare Managed Care Program.

    The Company believes that these legislative changes, when combined with political pressures and the financial constraints that inevitably result, will accelerate the rate at which state and local government agencies seek new solutions to reduce costs and improve the effectiveness of health and human services programs. The Company believes that government agencies will continue to turn to companies such as MAXIMUS to achieve these solutions. The Company believes that it more effectively administers government programs due to its ability to: (i) accept contracts where compensation is based on performance;
(ii) attract and compensate experienced, high-level management personnel;
(iii) rapidly procure and utilize advanced technology; (iv) vary the number of personnel on a project to match fluctuating work loads; (v) increase productivity by providing employees with financial incentives and performance awards and more readily terminating non-productive employees; (vi) provide employees with ongoing training and career development assistance; and
(vii) maintain a professional work environment that is more conducive to employee productivity.

    The Company believes that state and local governments will continue to seek its services despite the effect of economic cycles on government budgets. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to deliver services to their citizens. In recent years, as governments at all levels have experienced budget surpluses, new programs (such as the Children's Health Insurance Program) have been initiated to assist even more sectors of society, increasing the population of beneficiaries of the Company's services. In more austere times, the population enrolled in existing government health and welfare programs expands, requiring governments to spend more to administer these programs, but facing increased pressure to do so cost-effectively. As a result, even in depressed economic cycles, the Company's business has continued to expand.

    The Company is recognized as a principal partner of state and local governments for program management and consulting. With more than 110 offices located throughout the nation, the Company has the local presence and decentralized organization to promote relationships with the executive and legislative branches of state and local governments. With more than 3,400 employees nationwide, the Company has more specialized resources than most state, city or county government agencies.

STRENGTHS AND DIFFERENTIATIONS

    The Company believes that it has been a pioneer in offering state and local government agencies a private sector alternative to internal administration of government health and human services programs. The Company has also successfully increased the breadth of its service offerings to meet such demand from government agencies. The following business strengths and differentiating characteristics position MAXIMUS to capitalize on the significant market opportunities presented by the changing environment of health and human services program regulation:

    SINGLE MARKET FOCUS. The Company believes that it is the largest company dedicated exclusively to providing program management and consulting services to government health and human services agencies, as well as the largest provider of general management consulting services to state and local government agencies. The Company has accumulated a detailed knowledge base and understanding of the regulation and operation of health and human services programs that allows it to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. The Company believes that the size, depth and breadth of its health and human services program expertise and related areas of government program management differentiate it from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to understand the complex nature of serving government agencies.

    EXPANDED CONSULTING GROUP. During fiscal 1999, the Company continued to expand its Consulting Group by merging three additional consulting companies with DMG-MAXIMUS: Control Software, Inc. ("CSI-MAXIMUS"), Norman Roberts and Associates and Unison Consulting Group, Inc. These combinations increased the number of the Company's professional consultants from over 600 to approximately 750, and the Company believes it has the largest management consulting practice dedicated to serving state and local government in the United States. The Company believes that the expansion of its consulting practice provides it with significant competitive advantages including: (i) a more predictable source of revenues with operating margins similar to the established Consulting Group practice; (ii) a significant pool of experienced consultants with an established knowledge base, re-useable methodologies and valuable relationships with members of the executive and legislative branches of state and local governments;
(iii) a broader suite of consulting services that are increasingly demanded by state and local government seeking a single-source provider of program management and consulting services including cost accounting; human resources consulting; executive recruiting; fleet management; software and systems integration; strategic planning, evaluation and implementation for government; electronic commerce and "smart card" technologies; and (iv) a broader client base that facilitates cross-selling opportunities between the Consulting Group and Government Operations Group.

    PROVEN TRACK RECORD. Since 1975, MAXIMUS has successfully applied its entrepreneurial private sector approach to assisting government health and human services agencies. Over the last five years, the Company has successfully completed approximately 600 large-scale program management and consulting services projects for state and local health and human services agencies serving millions of beneficiaries in nearly every state. DMG-MAXIMUS alone provides consulting services to a client base of over 3,000 state and local agencies. The Company believes that the successful execution of these projects has earned the

Company a reputation for providing efficient and cost-effective services to government agencies while improving the quality of services provided to program beneficiaries. The Company's reputation has contributed significantly to its ability to compete successfully for new contracts. Additionally, the Company's acquisitions provide it with expanded service capabilities and an additional base of established clients that the Company believes will further enhance its reputation as a leading provider of high-quality management and consulting services to state and local government agencies.

    WIDE RANGE OF SERVICES. Many of the Company's clients require their vendors to provide a broad array of service offerings, which many of the Company's competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise. The Company's experience in a wide range of services enables it to better pursue new business opportunities and to position itself as an e-Government provider, an application software provider, as well as a single-source provider of program management, consulting and information technology services to state and local government agencies.

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

    CAPITALIZE ON TRENDS TOWARD OUTSOURCING GOVERNMENT FUNCTIONS. The Company believes that it is well positioned to benefit from the continued increase in demand for new program management and consulting services that has arisen in an environment characterized by changing regulation and evolving technology. The Company believes that fiscal pressures will compel state governments to continue to rationalize program operations and upgrade existing technology to operate more cost-efficient and productive programs. To achieve these efficiencies, the Company believes that many government agencies will turn to outside experts, such as the Company, for help.

    AGGRESSIVELY PURSUE NEW BUSINESS OPPORTUNITIES. The Company believes that, throughout its 24-year history, it has been a leader in developing innovative solutions to meet the evolving needs of state and local health and human services agencies. The Company plans to expand its revenue base by:
(i) marketing new and innovative program management solutions to the Company's extensive client base; (ii) expanding the Company's client base by marketing the Company's experience and established methodologies and systems; (iii) investing in early identification of government bid opportunities; and (iv) submitting competitive bids that leverage the Company's proven solutions for past projects.

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

    PURSUE STRATEGIC ACQUISITIONS. Given the highly fragmented structure of the government services and consulting marketplace, the Company believes that it will continue to successfully identify and pursue attractive acquisition opportunities. Acquisitions can provide the Company with a rapid, cost-effective method to broaden its services, increase the number of professional consultants, broaden its client base, cross-sell additional services, establish or expand its presence geographically, or obtain additional skill sets. The recent acquisitions of CSI-MAXIMUS, Norman Roberts and Associates and Unison Consulting Group, Inc. have increased the Company's client base and brought the number of consultants to approximately 750.

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

    CHILD SUPPORT DIVISION. The Company provides a full range of child support enforcement ("CSE") services, including: (i) outreach to and interview of parents of children entitled to child support; (ii) establishing paternity and obtaining, enforcing, reviewing and modifying child support orders; and
(iii) payment processing. The Company operates statewide client service units, updates case arrearage and demographic data for new CSE automated systems and provides training to CSE workers. The Company believes that it has one of the largest CSE staffs in the private sector with over 800 professionals. The Company has been performing these services since 1976, which the Company believes is longer than any other private sector firm in the United States. The Company is currently engaged in the management of CSE programs in 11 states, providing full child support services and specialized services for over 950,000 cases. For example, in September 1999, the Company was awarded a three-year, $42 million, full-service CSE project for the city of Baltimore and Queen Anne's County, Maryland.

    MANAGED CARE ENROLLMENT DIVISION. The Company provides a variety of project management services for Medicaid programs with a particular emphasis on large-scale managed care enrollment projects. In these projects, the Company provides recipient outreach, education and enrollment services; an automated information system customized for the particular state; data collection and reporting; collaborative efforts with community-based organizations and advocacy groups in conducting outreach and education activities; design and development of program materials; health plan encounter data analysis and reporting; and care coordination for Early and Periodic Screening, Diagnosis and Treatment services. The Company currently provides managed care enrollment contract services to more Medicaid recipients than any other public or private sector entity in the country, operating projects for the states of California, New York, Texas, Michigan, Colorado, Vermont, Massachusetts, New Jersey and Montana. The Company also administers programs for uninsured and underinsured children as part of the Children's Health Insurance Program in various states, including Michigan, Massachusetts, Vermont, New Jersey and Kansas.

    WELFARE REFORM DIVISION. The Company manages welfare-to-work programs by providing a wide range of services, including eligibility determination, emergency assistance, job referral and placement, transition services such as child care and transportation, community work training services, job readiness preparation, case management services and selected educational and training services. The Company's typical welfare-to-work contract involves the engagement of the Company for a period of three to five years. The Company has served over 290,000 welfare recipients in numerous states, and has achieved an average employment placement rate in excess of 80%. During the 1999 fiscal year, the Company placed nearly 19,000 welfare recipients into jobs. For example, the Company has managed a three-year welfare reform contract in Milwaukee County, Wisconsin, and was recently awarded a $30 million two-year extension. In 1999, the Company was awarded a $17 million contract to provide eligibility and employment services as a pilot program for the State of Arizona with the potential for program expansion to a rural area and statewide. The Company was also awarded a contract extension in Orange County, California totaling
$16 million. Additionally, this past year, the Company's welfare-to-work programs in Delaware, Lake County, California, Montgomery County, Maryland, and Prince Georges County, Maryland have been re-awarded to the Company as a result of its bids. The contract in Illinois for Supplemental Security Income for children was also renewed for another year. The Company continues to provide statewide child care services in Connecticut and Hawaii. As a result of the Company's efforts in Hawaii, the Company was recently awarded a one-year welfare-to-work contract there.

    FEDERAL SERVICES DIVISION. The Company provides a host of large-scale, nationwide management services geared toward case management, innovative return-to-work strategies, program management and staffing support services. Areas of specialization include disability services, vocational rehabilitation, substance abuse/mental health services and justice administration. In 1995, MAXIMUS became the first company to operate a national case management and monitoring program for disability beneficiaries when it contracted with the Social Security Administration to provide referral and monitoring services to beneficiaries with drug or alcohol disabilities. Under the program, the Company successfully referred approximately 140,000 disabled beneficiaries into treatment as a first step to re-entering the work force. The Company intends to continue to leverage this experience by pursuing other large-scale program management contracts with other agencies of the federal government, including the Department of Justice and the Department of Veterans Affairs.

CONSULTING GROUP

    The Company's Consulting Group is comprised of the following nine divisions: the Information Technology Solutions Division, the Systems Planning and Integration Division, the International Division, the Human Services Division, Phoenix-MAXIMUS, Spectrum-MAXIMUS, Carrera-MAXIMUS, DMG-MAXIMUS and CSI-MAXIMUS.

    INFORMATION TECHNOLOGY DIVISION. The Company provides computer systems management and business process reengineering services to state, county and other local governments. The Company provides services associated with project management, including assessing current and future business needs, defining user requirements, designing automated systems, developing requests for proposals and providing evaluation assistance, contract negotiations and quality assurance monitoring services. Since 1991, the Company has provided information technology systems and design services for projects in more than 40 states in the nation. The Company also specializes in providing management consulting and information technology services such as systems planning, quality assurance and monitoring, systems requirements and design, change management, conversion, training and systems implementation to agencies administering criminal justice programs. In November 1997, the Company was selected by the State of Connecticut to provide project management and system integration services for the criminal justice information system Offender Based Tracking System for the Connecticut Office of Policy and Management. This $5.5 million contract will run through September 2001 plus a $1 million follow-on contract. The Company also provides systems planning, quality assurance and monitoring, systems requirements and design, change management, and management consulting services to tax and revenue government authorities.

    SYSTEMS PLANNING AND INTEGRATION DIVISION. The Company believes that its Systems Planning and Integration Division is a leading provider of strategic information management, procurement and contracting, systems quality assurance and systems implementation services to the rapidly expanding state health, human services and child support enforcement agency market. Using an experienced team of skilled project managers and information technology professionals, the Company has, in multiple projects across numerous states, assisted clients in the planning, design, procurement and implementation of information systems totaling nearly $1 billion. These complex, high-profile systems--which have ranged from $5 million to over $100 million and from 200 to 2,000 users--serve as the mission critical infrastructure for over $30 billion in annual health and human services expenditures. The potential market for the division's services has continued to expand in recent years. Welfare reform is forcing dramatic changes in eligibility systems for welfare programs. The number of work force development programs sponsored by the Department of Labor is also increasing. Significant changes to the systems supporting Medicaid, often the single largest budget item of state government budgets, will be required by the shifts from fee-for-service programs coupled with federally mandated competition for Medicaid Management Information Systems operations support. Given the Company's successful track record, core competencies and national market presence, the Company believes that it is well positioned to take advantage of the increased nationwide emphasis in state government on eligibility systems, managed care, child services and child support enforcement. Additionally, the Company believes that synergies between the Company's Consulting and Government Operations Groups and other strategic hires will uniquely position the Company to take advantage of the new market opportunities created by the enacted changes to managed care and the Children's Health Insurance Program.

    INTERNATIONAL DIVISION. The Company provides health care consulting and systems services to assist foreign government agencies and public sector health care organizations responsible for the delivery of treatment services to the public. The Company automates and restructures clinical information systems for large outpatient providers, hospital information systems, managed care information systems, beneficiary management systems and treatment network management systems for managing large networks of health treatment facilities. In addition, the Company consults with foreign government agencies in developing health care policy reforms, treatment quality improvements and productivity enhancements. Currently, the division is engaged in two major automation projects in Egypt: installing a health care information system in four major hospitals in Cairo; and implementing a national health care system database in hospitals and clinics throughout the country to allow the Egyptian Health Insurance Organization to better manage its facilities. Additionally, in Argentina, the Company is providing organizational and management services to the health plan of an employee union with almost 500,000 members. In Brazil, the Company is administering two managed care systems. The Company has formed strategic alliances with partners in Argentina and Brazil in order to offer a broader array of services, including fleet management systems, criminal justice information systems and financial management systems.

    HUMAN SERVICES DIVISION. The Company's Human Services Division provides program planning and implementation, revenue maximization and evaluation consulting assistance to human services, health and education agencies in state, local and federal government. The Company has completed comprehensive welfare reform planning and implementation projects for the District of Columbia and the State of Nevada, and has been engaged by the District of Columbia to provide planning and implementation assistance for a new Child Health Insurance Program. In addition to significant contracts with the federal Social Security Administration, the Company has completed over 15 projects, worth $10 million, in the past three years to help the District of Columbia improve its efforts in welfare, child welfare and systems. Revenue maximization projects, which involve increasing federal financial participation in state health and human services programs and which are generally carried out on a contingency fee basis, are ongoing or have been completed in 23 states. These states have received more than $603 million in additional federal revenue as a result of the Company's efforts and expect current projects to yield another $540 million in new federal revenue. The Company also is frequently engaged to conduct evaluations of government programs and demonstrations. Program evaluation contracts, such as in Minnesota and North Carolina, are often multi-year research projects involving the collection of extensive data using automated data merges as well as surveys and case record reviews. In 1999, the Company was awarded significant program evaluation contracts in New Mexico and South Carolina. Since 1994, the Company has completed scores of welfare reform, revenue maximization and program evaluation projects for numerous states and localities.

    PHOENIX-MAXIMUS. The Company's Phoenix-MAXIMUS Division provides health, transportation, education, banking and human service clients with expert assistance in planning, implementing and evaluating Electronic Funds Transfer, Electronic Benefits Transfer ("EBT"), Electronic Payment Systems, smart card, biometric recognition system, e-Commerce and e-Government consulting services and applications and related technologies. Responding to pressures to provide more time- and cost-efficient services, public-sector entities are increasingly following the general trend of moving from paper-based to electronics-based systems. The Company has developed an e-MAX suite of web-based solutions for electronic commerce ("EC") services designed to enable citizens access to government information, services, and transactions over the Internet. The Company is providing e-Government services for a range of citizen, business and internal government transactions, such as license/permit applications and renewals; program eligibility determination, verification, and recertification; procurement and purchasing; fee payments; and document submission and record retrieval. In addition to its cost efficiencies, EC technologies can provide more accurate record keeping, minimize paper transactions and offer greater security against fraud and theft. For instance, recognizing the advantages of EBT systems, which permit a recipient to transfer his or her public-assistance benefits directly from a government account to the product or service vendor, the federal government has mandated that all states must convert to EBT issuance under the Food Stamp Program by October 2002. In over thirty states, Phoenix-MAXIMUS has assisted clients in making the conversion to electronic commerce. Currently, it is helping the state of New Jersey implement a program to facilitate 24-hour electronic access to a suite of government services using smart card technology. In other states, including Texas and California, Phoenix-MAXIMUS is providing expert assistance to implement EBT for Women, Infant and Children benefits. The Company has become a recognized expert in its field, having delivered lectures at influential card-technology conferences such as CardTech/SecurTech NACHA, having conducted training seminars for entities such as the U.S. Office of Management and Budget, the U.S. Joint Financial Management Improvement Program, American Banking Association and Food Marketing Institute, and having been a primary consultant to Vice President Gore's Federal EBT Task Force.

    SPECTRUM-MAXIMUS. The Company's Spectrum-MAXIMUS Division provides management consulting services that focus on assisting large public sector organizations in solving complex business problems related to automation. Spectrum-MAXIMUS has engagements in all areas of government, including the legislative, executive and judicial branches, and has extensive knowledge of the fiscal structure of states through its experience with state auditors, comptrollers and treasurers as well as a significant understanding of the programmatic areas of state government through close contact with many types of state agencies. The Company provides a variety of information technology services including project planning and management; quality assurance monitoring and assessment for child welfare, and healthcare and financial management systems; strategic planning; and advanced technologies.

    CARRERA-MAXIMUS. As a certified PeopleSoft and application software provider ("ASP"), the Carrera-MAXIMUS mission is to deliver cost-efficient, technology-based business solutions to state and local government. Services include information technology strategic planning, custom system development for health and human services systems and enterprise resource planning ("ERP") systems implementation. As a PeopleSoft Global Alliance Partner, Carrera-MAXIMUS is the leading implementor of PeopleSoft for the public sector, providing custom development, imaging and workflow for human resource and financial systems. Carrera-MAXIMUS has successfully implemented over 70 ERP solutions as well as providing implementation management, conversion and development projects to a client base of state and local government, education, transportation and public utilities clients. Carrera-MAXIMUS offers its clients a highly skilled consulting staff with focused expertise in helping public sector entities implement large-scale information systems. In 1999, the Company focused on expanding its ASP business services, including new solutions for state and local education, property tax and case management.

    DMG-MAXIMUS. DMG-MAXIMUS provides a broad array of consulting services to state and local governments. These include financial services (government cost accounting, activity-based costing, user fee, revenue maximization and associated software products), human resources services (executive recruitment and classification and compensation studies), and performance improvement services in the areas of fleet, public rights-of-way, public housing and utilities management. DMG-MAXIMUS provides consulting services to over 3,000 clients each year. Many of them have been DMG-MAXIMUS clients for 20 years or more. This client base includes 27 of the 30 largest counties, 49 of the 50 largest cities, all of the 50 states, 100 colleges and universities, 50 airports and many smaller governmental agencies. Joint marketing and service delivery to this client base with other divisions of MAXIMUS were highly successful during 1999, providing a solid foundation for business growth in the future. A major emphasis for the Company in the coming years is to expand the existing client relationships within DMG-MAXIMUS to other divisions, thereby enabling them to sell their services to this existing client base. In 1999, DMG-MAXIMUS expanded through the Company's acquisitions of the executive recruiting firm of Norman Roberts and Associates and Unison Consulting, which provides financial advisory, retail development and facility design services to international airports.

    CSI-MAXIMUS. With its acquisition of Control Software, Inc. in March 1999, the Company became a leading supplier of fleet management software and consulting services. In combination with the DMG-MAXIMUS fleet management consulting practice, CSI-MAXIMUS has expanded its large public sector client base in the United States, Canada, England and Saudi Arabia to include 250 government agencies, public utilities and mass transit agencies. All CSI-MAXIMUS fleet management systems integrate comprehensive functionality specifically designed to control the components of fleet expenses such as maintenance costs (parts and labor), operating costs (fuel, oil and tires) and fixed cost (insurance, depreciation and licenses). In fiscal 2000, the Company plans to expand its share of fleet management services as a leading provider of Internet-based fleet management enterprise applications to the public and private sectors.

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

    Changes in the backlog calculation from quarter to quarter result from:
(i) additions for future revenues from the execution of new contracts or extension or renewal of existing contracts; (ii) reductions from fulfilling contracts during the most recent quarter; (iii) reductions from the early termination of contracts; and (iv) adjustments to estimates of previously included contracts.

    At September 30, 1999 and 1998, the Company's backlog for services was approximately $311 million and $276 million, respectively.

MARKETING AND SALES

    The Company's Government Operations Group obtains program management contracts from state and local authorities by responding to Requests For Proposals ("RFPS"). Whenever possible, prior to the issuance of an RFP, senior executives in the Government Operations Group work with senior government representatives, such as a state's governor, members of the governor's staff and the heads of health and human services agencies to encourage them to outsource certain health and human services functions. To identify opportunities to work with government officials at early stages and to optimize the government's receptivity to the Company's proposal to provide program management services, the Company establishes and maintains relationships with elected officials, political appointees and government employees. The Company engages marketing consultants and lobbyists to establish and maintain relationships with these client representatives. The Company's consultants and lobbyists provide introductions to government personnel and provide information to the Company regarding the status of legislative and executive decision-making.

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

COMPETITION

    The market for providing program management and consulting services to state and local health and human services agencies, as well as to public sector clients generally, is competitive and subject to rapid change. The Company's Government Operations Group competes for program management contracts with local non-profit organizations such as the United Way and Goodwill Industries, government services divisions of large companies such as Lockheed Martin Corporation and Electronic Data Systems, Inc., managed care enrollment companies such as Benova, and specialized service providers such as Andersen Consulting, America Works, Inc. and Policy Studies Incorporated. The Company's Consulting Group competes with the consulting divisions of the "Big 5" accounting firms as well as Electronic Data Systems, Inc. and many smaller consulting firms. The Company anticipates that it will face increased competition in the future as new companies enter the market, but that its experience, reputation, industry focus and broad range of services provide significant competitive advantages which the Company expects will enable it to compete effectively in its markets.

GOVERNMENT REGULATION

    The market for the Company's services exists under a United States federal regulatory framework of social programs that are largely implemented at the state or local level. The following summarizes this framework:

    FINANCIAL ASSISTANCE PROGRAMS. Under Welfare Reform legislation, the federal government combined its major welfare and employment initiatives into a single program known as "Temporary Assistance to

Needy Families" or "TANF." Under TANF, the federal government makes "block grants" of funds to the states, to be administered at the state level in programs that include certain mandatory work, education and job-related activities, including job training and job search for the purposes of:
(i) providing needy families with time-limited assistance in order to end their dependency on government benefits and achieve self-sufficiency; (ii) preventing and reducing out-of-wedlock pregnancies, especially teenage pregnancies; and
(iii) encouraging the formation and maintenance of two-parent families. While the federal act provides general requirements, states must determine how these requirements will be met.

    The Workforce Investment Act of 1998 represents a major reform of the country's job training system. When implemented by all states by July 2000, it will replace the current workforce programs, including the Joint Training Partnerships Act programs. The purpose of this act is to build a workforce delivery system that enables individuals interested in upgrading their skills and advancing their career goals. The Act is designed to create a revitalized workforce system that integrates currently fragmented services and reduces the duplication of efforts by a variety of workforce agencies.

    GENERAL ASSISTANCE/GENERAL RELIEF PROGRAMS. There are also General Assistance or General Relief programs that are administered by the states. These welfare programs are not federally reimbursed and generally serve persons not eligible for other federal programs. By their nature, they are very restrictive in terms of eligibility requirements since states must pay 100% of both the benefit and administrative costs. The eligibility requirements for these programs vary by state and sometimes by county within the state. Forty-two states currently have General Assistance programs in operations. Thirty-three of these states operate the program in only a portion of the state.

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

    SUPPLEMENTAL SOCIAL SECURITY INCOME. Title XVI of the federal Social Security Act provides for the administration and distribution of financial assistance to disabled individuals whose impairments make them unemployable. There has been political pressure on the Social Security Administration (the "SSA") and the states to review the caseload of Title XVI beneficiaries to ensure that each individual's disability still exists and that the extent of such disability remains sufficient to preclude employment. In addition, the SSA has been under pressure to increase and improve vocational rehabilitation efforts focused on returning disabled beneficiaries to work and self-sufficiency.

    CHILD SUPPORT ENFORCEMENT. The federal Child Support Enforcement ("CSE") program, authorized under Title IV-D of the Social Security Act, was established in 1975 in response to the increasing failure of many parents to provide financial support to their children. The purpose of the CSE program is to help strengthen families and reduce welfare dependency by placing the responsibility for supporting children on the parents rather than on the government. State governments are generally required to locate absent parents, establish paternity if necessary, obtain judicial support orders and collect the support payments required by those orders. Child Support Enforcement has been the subject of close scrutiny in recent years and is an area of health and human services where government has sought significant private sector involvement including full-service program management efforts.

    The Child Support Enforcement Amendments of 1984 mandated that state CSE information systems, in order to receive matching federal funding, must meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy and reporting. The Family Support Act of 1988, effective October 1992, mandated enhanced functional requirements for state CSE systems, including the implementation of automated systems able to interface electronically with other state systems such as Welfare, driver and vehicle registration and Medicaid systems. The Welfare Reform Act in 1996 changed the federal incentive system, required centralized payment processing centers and modified the distribution rules to provide more funds to families.

    MEDICAID, MEDICARE AND THE CHILDREN'S HEALTH INSURANCE PROGRAM. Medicaid and Medicare were implemented under Titles XIX and XVIII of the Social Security Act. Medicaid is a federal-state matching entitlement program that provides reimbursement for the cost of medical care to low-income individuals who are aged, blind, disabled or TANF beneficiaries and to certain pregnant women and children. Within broad federal guidelines, each state designs and administers its own program. Eligibility and claims processing systems are automated by each state to handle this program, which is typically the largest line item in a state budget. Federal assistance is also available on a waiver basis for managed care enrollment for Medicaid recipients and similar populations. Medicare is a federal entitlement program providing reimbursement of a portion of the cost of medical care provided to the elderly. The Children's Health Insurance Program is a recently-enacted $20 billion program to provide health care for children whose family income is near the poverty level.

HUMAN RESOURCES

    As of November 30, 1999, the Company had 3,485 employees, consisting of 2,570 employees in the Government Operations Group, 782 employees in the Consulting Group and 133 corporate administrative employees. The Company's success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs a full-time human resources coordinator, retains several executive search firms and relies on personal and business contacts to recruit senior level employees for senior management positions in the Government Operations Group and Consulting Group and for senior administrative positions. When the Company's Government Operations Group is awarded a contract by a state or local government, the Company is often under a tight timetable to hire project leaders and case management personnel to meet the needs of the new project. To meet such needs, the Company engages in intensive short-term hiring efforts at the project's location.

    The Company's hiring focus is to identify candidates who are well-suited by background and temperament to serve the Company's government clients. The Company's Government Operations employees are largely drawn from government employment positions, while the Consulting Group employees are largely selected from other consulting organizations and government agencies.

    The Company offers employees an internal training program designed to enhance professional skills and knowledge. Offered twice a year, the three-day program includes human resources topics such as cultural sensitivity, sexual harassment and wrongful termination; business ethics and public company orientation, marketing, proposal writing and public relations; project administration topics such as contract negotiations, project management, deliverable preparation and client management; and technology updates. In addition, the Company offers partial tuition reimbursement for employees pursuing relevant degree programs and fully reimburses employees for relevant training seminars and short courses.

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

ITEM 2. PROPERTIES

    The Company is currently headquartered in McLean, Virginia, in a 21,000 square foot office building which it owns. Due to continued growth, in January, 1999, the Company purchased a 60,000 square foot office building in Reston, Virginia to serve as corporate headquarters, which the Company expects to begin occupying in early 2000. The Company leases office space for other management and administrative functions in connection with the performance of its contracts in various states and foreign countries. On October 1, 1999, the Company conducted operations from 114 leased office facilities totaling approximately 576,000 square feet. The lease terms vary from month-to-month to five-year leases and are generally at market rates.

ITEM 3. LEGAL PROCEEDINGS

    In 1997, the Company was named as a third-party defendant by Network
Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six. Network Six alleged that the Company was liable to Network Six on various grounds. In October 1999, the Company paid Network Six $50,000 in full settlement of all claims. The settlement was made without admission of fault or liability on the part of the Company.

    On November 28, 1997, an individual who is a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose to him material information relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company does not believe that this action has merit and intends to vigorously defend this action. The Company does not believe that this action will have a material adverse effect on its financial condition or results of operation. However, no assurance may be given that the Company will be successful in its defense.

    On May 12, 1998, the Company acquired David M. Griffith & Associates, Ltd. ("DMG"), which was subsequently merged into DMG-MAXIMUS, a wholly-owned subsidiary of the Company. DMG-MAXIMUS is currently defending against a lawsuit arising out of consultation services provided to underwriters of revenue bonds issued by Superstition Mountains Community Facilities District No. 1
(the "DISTRICT") in 1994. The bonds were issued to finance construction of a water waste treatment plant in Arizona. However, the District was unable to service the bonds and eventually declared bankruptcy. The District voluntarily came out of bankruptcy and is currently operating under a forbearance agreement with the sole purchaser of the bonds, Allstate Insurance Company ("ALLSTATE"). A consolidated action arising out of these events is pending in the U.S. District Court for the District of Arizona against DMG-MAXIMUS and thirteen other named defendants. The parties making claims against DMG-MAXIMUS in the lawsuit, Allstate and District, allege that DMG made false and misleading representations in the reports DMG prepared included among the exhibits to the bond offering memoranda. DMG's reports concerned certain financial projections made by the District regarding its ability to service the bonds. Allstate seeks as damages $32.1 million, the principal amount of bonds it purchased together with accrued and unpaid interest; the District seeks actual and special damages, prejudgment interest and costs. DMG-MAXIMUS believes these claims are without merit and intends to defend against these actions vigorously. The Company does not believe these actions will have a material adverse effect on its financial condition or results of operations. However, no assurance may be given that DMG-MAXIMUS will be successful in its defense.

    The Company is not a party to any material legal proceedings, except as set forth above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

    The current executive officers of the Company are as follows:

NAME                                       AGE                            POSITION
----                                     --------                         --------
David V. Mastran.......................     57      President, Chief Executive Officer and Director
Raymond B. Ruddy.......................     56      Chairman of the Board of Directors, Vice President of
                                                    the Company, and President of Consulting Group
Ilene R. Baylinson.....................     43      President of Federal Services Division
Russell A. Beliveau....................     52      President of Government Affairs and Investor
                                                    Relations and Director
John F. Boyer..........................     52      President of Managed Care Enrollment Division
Margaret Carrera.......................     46      President of Carrera-MAXIMUS and Vice-Chairwoman of
                                                    the Board
David M. Casey.........................     41      President of Information Technology Division
George C. Casey........................     55      President of Spectrum-MAXIMUS and Director
Louis E. Chappuie......................     61      President of DMG-MAXIMUS and Director
Lynn P. Davenport......................     52      President of Human Services Division and Director
David R. Francis.......................     38      General Counsel and Secretary
Gary L. Glickman.......................     46      President of Phoenix-MAXIMUS
Thomas A. Grissen......................     40      President of Government Operations Group and Director
David A. Hogan.........................     51      President of Child Support Division
John P. Lau, Sr........................     56      President of International Division
Robert J. Muzzio.......................     65      Executive Vice President and Director
F. Arthur Nerret.......................     52      Vice President, Finance, Chief Financial Officer and
                                                    Treasurer
James M. Paulits*......................     48      President of CSI-MAXIMUS
Holly A. Payne.........................     46      President of Welfare Reform Division
Susan D. Pepin.........................     45      President of Systems Planning Division
Robert E. Taggart, Jr..................     53      Vice President and Chief Operating Officer of DMG-
                                                    MAXIMUS

------------------------

* Indicates a key employee who has not been designated by the Company as an officer under Section 16 of Exchange Act.

    DAVID V. MASTRAN has served as President, Chief Executive Officer and a director of the Company since he founded the Company in 1975. Dr. Mastran received his Sc.D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965.

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

    RUSSELL A. BELIVEAU has served as the President of the Company's Office of Government Affairs and Investor Relations since September 1998. Prior to that, he served as President of the Government Operations Group from 1995 to 1998.
Mr. Beliveau has more than 20 years of experience in the health and human services industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau's past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his M.B.A. in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974.

    JOHN F. BOYER has served as President of the Company's Managed Care Enrollment Division since October 1998, after serving in various capacities for that division since the fall of 1997. Prior to that, he served as Vice President for Strategic Planning and Contract Administration of the Company since 1995. Dr. Boyer has more than 20 years of experience in health care delivery in both clinical and administrative settings. Prior to joining the Company, Dr. Boyer served as Director of Health Services Financing Policy in The Office of The Assistant Secretary of Defense (Health Affairs) at the Pentagon from 1989 until 1995. Dr. Boyer received his Ph.D. in Public Administration and Public Policy Analysis from The American University in 1989, his M.S. in Management from The Naval Postgraduate School in 1981, his M.S. in Nursing from New York Medical College in 1973 and his B.S. from Illinois State University in 1969.

    MARGARET CARRERA has served as President of Carrera-MAXIMUS and Vice-Chairwoman of the Board of Directors since the acquisition of the Carrera Group ("Carrera") by the Company in August 1998. Prior to that time she had served as President of Carrera since its founding in 1991. Ms. Carrera has 20 years of experience in management information systems. Prior to the founding of Carrera, she served as West Region Director of Information Systems consulting for the Public Sector with Ernst & Young LLP and Vice President of Bank Card Processing for Bank of America. She has also held positions at Cambridge Systems Group and Pacific Telephone. Ms. Carrera received her M.B.A. in Finance from San Francisco State University in 1980 and her B.A. in Mathematics and Chemistry from United States International University in 1975.

    DAVID M. CASEY has served as the President of the Information Technology Division of the Company since 1997 and has been employed by the Company since 1994. Mr. Casey has 19 years of professional experience in management information systems. Prior to joining the Company, Mr. Casey served as a Government and Education Account Executive for Wang Laboratories, Inc. from 1987 until 1994 and served as a Sales Consultant at Wang Laboratories, Inc. from 1986 to 1987. Mr. Casey has also held positions at Motorola, Inc. and Polaroid Corporation. Mr. Casey holds a B.S. in General Engineering and Computer Science from Northeastern University.

    GEORGE C. CASEY has served as President of the Spectrum-MAXIMUS Division since the Company's acquisition of the Spectrum Consulting Group, Inc. ("SPECTRUM") in March 1998. Prior to that, he had served as President of Spectrum since October 1986. Before joining Spectrum in 1986, Mr. Casey worked as a partner for KMG Main Hurdman, an international public accounting firm that subsequently merged with KPMG Peat Marwick. Mr. Casey has extensive experience in project planning and management, procurement and contract negotiations, and quality assurance reviews and realignment. Mr. Casey earned a B.S./B.A. degree from Northwestern University in 1966.

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

    LYNN P. DAVENPORT has served as the President of the Company's Human Services Division since he joined the Company in 1991. He has over 25 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining the Company, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969.

    DAVID R. FRANCIS has served as General Counsel and Secretary of the Company since August 1998. He has over 13 years experience as a practicing attorney. Before joining the Company he was Of Counsel at the law firm Howrey & Simon and, before that, Senior Counsel at Teledyne, Inc. Mr. Francis received his J.D. from Harvard Law School in 1986 and his B.A. in Philosophy from Johns Hopkins University in 1983.

    GARY L. GLICKMAN has served as President of the Phoenix-MAXIMUS Division since the acquisition of Phoenix Planning & Evaluation, Ltd. ("PHOENIX") by the Company in August 1998. Prior to that time he had served as President of Phoenix since its founding in 1990. Mr. Glickman entered consulting in 1980 and has served in a variety of positions advising public and private clients on electronic banking and related technologies. During this time, he was employed with several firms, including Deloitte & Touche and Laventhal & Horwath. Prior to entering consulting, Mr. Glickman held positions in the Office of the Secretary in the U.S. Department of the Treasury and Controller's Office of New York City. Mr. Glickman received his M.B.A. in Economics from New York University in 1978 and his B.A. in American Studies from Brandeis University in 1975.

    THOMAS A GRISSEN has served as President of the Government Operations Group since March 1999. Prior to that, he served as the General Manager and Vice President of TRW from January 1998. Mr. Grissen was President of BDM International from April 1997 until joining TRW. Before starting at BDM International, Mr. Grissen was a principal and managing director of Unisys for 16 years. Mr. Grissen received his Executive M.B.A. from Michigan State University and his B.A. in Business form Central Michigan University.

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

    F. ARTHUR NERRET has served as Chief Financial Officer of the Company since 1994 and serves as Trustee of the Company's 401(k) Plan. He is a CPA and has over 25 years of financial management experience. From 1981 until he joined the Company, Mr. Nerret held a variety of positions at Frank E. Basil, Inc. in Washington, D.C., including Vice President, Finance from 1991 to 1994 and Director of Finance from 1989 until 1991. Mr. Nerret received his B.S. in Accounting from the University of Maryland in 1970.

    JAMES M. PAULITS has served as president of CSI-MAXIMUS since the acquisition of Control Software in February 1999. Mr Paulits has over 15 years experience in the area of software development for fleet management. Prior to founding Control Software, Mr. Paulits was involved in product development for AT&T and Sungard Data Systems. Mr. Paulits received his B.A. in Industrial Management from LaSalle University.

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

    SUSAN D. PEPIN has served as the President of the Company's Systems Planning Division since 1994 and has been with the Company since 1988. She has over 18 years of experience in technical management and consulting with a focus on health and human services management information systems. Before joining the Company, Ms. Pepin served as Director of eligibility systems for the Massachusetts Department of Public Welfare from 1984 until 1987 and was a Project Leader for Wang Laboratories, Inc. from 1979 until 1984. Ms. Pepin received her B.S. in Home Economics with a concentration in Consumer Studies and a minor in Business from the University of New Hampshire in 1976.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The Company's Common Stock commenced trading on June 13, 1997 on the New York Stock Exchange under the symbol "MMS." As of December 17, 1999, there were 172 holders of record of the Company's Common Stock. Prior to June 13, 1997, there was no public market for the Common Stock or any other securities of the Company.

    The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the New York Stock Exchange.

                                                                  HIGH           LOW
                                                              ------------   ------------
Year Ended September 30, 1997:
  Third Quarter (from June 13, 1997)........................  $18 6/16       $17
  Fourth Quarter............................................   32 14/16       17 14/16
Year Ended September 30, 1998:
  First Quarter.............................................  $31 9/16       $22 9/16
  Second Quarter............................................   30 14/16       23
  Third Quarter.............................................   32 9/16        25 2/16
  Fourth Quarter............................................   31             20 7/16
Year Ended September 30, 1999:
  First Quarter.............................................  $37            $26 8/16
  Second Quarter............................................   39 8/16        22
  Third Quarter.............................................   31 9/16        23
  Fourth Quarter............................................   36             23 6/16

    As an S corporation prior to the IPO, the Company made a series of cash distributions to shareholders representing earnings of the Company taxed or taxable to such shareholders. The Company made the final such distribution at the end of fiscal year 1997. Since that time, the Company has retained, and currently anticipates that it will continue to retain, all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Distributions reported during fiscal years 1998 and 1999 were related solely to S corporation distributions by companies MAXIMUS combined with during those years. The distributions were paid to these companies' former shareholders and related to earnings prior to combining with MAXIMUS. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations and earnings, capital requirements and surplus, general financial condition, legal and contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data presented below as of September 30, 1998 and 1999 and for each of the three years in the period ended September 30, 1999 are derived from the Company's Consolidated Financial Statements and related Notes thereto which have been audited by Ernst & Young LLP, independent auditors, except for the financial statements of DMG, a consolidated subsidiary, which through December 31, 1997 were audited by other independent auditors. The selected financial data give retroactive effect to the combination with DMG and Control Software, Inc. ("CSI"), which were accounted for using the pooling of interests method. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the Consolidated Financial Statements and related Notes included as Item 8 in this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

                                                          YEARS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------
STATEMENT OF INCOME DATA:                      1995       1996       1997       1998       1999
-------------------------                    --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenues:..................................  $88,386    $140,492   $173,355   $244,114   $319,540
Cost of revenues...........................   62,128     106,258    127,170    181,403    224,912
                                             -------    --------   --------   --------   --------
Gross profit...............................   26,258      34,234     46,185     62,711     94,628
Selling, general and administrative
  Expenses.................................   16,201      20,584     26,100     34,909     50,626
Stock option compensation, merger, deferred
  compensation and ESOP expense(a).........    1,400       1,556      7,372      3,671        480
Amortization of goodwill and other
  acquisition related intangibles..........       --          --         --         --        260
                                             -------    --------   --------   --------   --------
Income from operations.....................    8,657      12,094     12,713     24,131     43,262
Interest and other income (expense)........      (64)        (47)       921      1,823      3,604
                                             -------    --------   --------   --------   --------
Income before income taxes.................    8,593      12,047     13,634     25,954     46,866
Provision for income taxes(b)..............      736         530      4,104     10,440     19,240
                                             -------    --------   --------   --------   --------
Net income.................................  $ 7,857    $ 11,517   $  9,530   $ 15,514   $ 27,626
                                             =======    ========   ========   ========   ========
Earnings per share:
  Basic....................................  $  0.59    $   0.87   $   0.67   $   0.86   $   1.35
                                             =======    ========   ========   ========   ========
  Diluted..................................  $  0.59    $   0.87   $   0.65   $   0.85   $   1.32
                                             =======    ========   ========   ========   ========
Shares used in computing earnings per
  share:
  Basic....................................   13,207      13,273     14,208     17,937     20,537
                                             =======    ========   ========   ========   ========
  Diluted..................................   13,207      13,273     14,593     18,296     20,891
                                             =======    ========   ========   ========   ========

                                                              AS OF SEPTEMBER 30,
                                              ----------------------------------------------------
BALANCE SHEET DATA:                             1995       1996       1997       1998       1999
-------------------                           --------   --------   --------   --------   --------
Cash and cash equivalents and short-term
  investments...............................  $ 2,656    $ 3,397    $ 51,875   $ 32,980   $ 98,882
Working capital.............................   16,680     25,467      66,108     78,478    150,472
Total assets................................   39,147     50,993     113,884    126,002    223,036
Long-term debt..............................    4,558        331         321        620        578
Redeemable common stock.....................   21,434     31,758          --         --         --
Total shareholders' equity (deficit)........   (2,819)    (3,651)     69,041     86,787    175,479

------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company provides program management and consulting services primarily to government agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including disability services, managed care enrollment, welfare-to-work and job readiness and child support enforcement. The Consulting Group provides consulting services to state, county and local government agencies, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor, education and legislatures.

    As an important part of the Company's growth strategy, it has completed combinations with the following firms: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "Spectrum") in March 1998, David M. Griffith & Associates, Ltd. ("DMG") in May 1998, Carrera Consulting Group ("CARRERA") and Phoenix Planning & Evaluation, Ltd. ("PHOENIX") in
August 1998, CSI in February 1999, Norman Roberts & Associates, Inc. ("ROBERTS") in March 1999, Unison Consulting Group, Inc. ("UNISON") in June 1999, and Network Design Group, Inc. dba The Center for Health Dispute Resolution ("CHDR") in September 1999. Spectrum, DMG, Carrera, Phoenix, and CSI were accounted for as poolings of interests combinations. Roberts, Unison and CHDR were accounted for as purchases. See "--Business Combinations." Prior year amounts have been restated to reflect the combination with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests, and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

    The Company's revenues are generated from contracts with various payment arrangements, including: (i) costs incurred plus a fixed fee ("COST-PLUS");
(ii) fixed-price; (iii) performance-based criteria; and (iv) time and materials reimbursement (utilized primarily by the Consulting Group). For the fiscal year ended September 30, 1999, revenues from these contract types were approximately 25%, 37%, 19% and 19%, respectively, of total revenues. Traditionally, federal government contracts have been cost-plus and a majority of the contracts with state and local government agencies have been fixed-price and performance-based. Fixed price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because the Company is subject to the risk of potential cost overruns or inaccurate revenue estimates.

    Effective January 1, 1997, the Social Security Act of 1935 was amended to eliminate Social Security Income and Supplemental Security Disability Insurance benefits based solely on drug and alcohol disabilities. As a result, the Social Security Administration terminated the Company's $350 million contract with the Administration (the "SSA CONTRACT") effective at the end of February 1997. All services provided to the Social Security Administration were completed in the quarter ended March 31, 1997. The SSA Contract contributed $31.6 million to the Company's revenues in fiscal year 1997 and $0 to the Company's revenues in fiscal years 1998 and 1999.

    The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 1999, the Company's average Government Operations contract duration was 2 3/4 years. The Company's Consulting Group contracts have performance periods of one month to in excess of two years.

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

BUSINESS COMBINATIONS

    As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In pursuit of this strategy, the Company combined with four consulting firms during 1998 and one firm during 1999 in transactions accounted for as poolings of interests, and three firms during 1999 accounted for as purchases.

    On March 16, 1998, the Company acquired all of the outstanding shares of capital stock of Spectrum in exchange for 840,000 shares of Common Stock. Spectrum, based in Austin, Texas, provides management consulting services that focus on assisting public sector organizations in solving complex business problems related to automation. Spectrum's operations complement and expand the Company's existing information technology and systems planning and integration consulting service offerings. At the time of the combination, Spectrum had approximately 37 consultants and three other employees.

    On May 12, 1998, the Company acquired all of the outstanding capital stock of DMG in exchange for 1,166,179 shares of Common Stock. DMG, based in Northbrook, Illinois, provides consulting services to state and local government and other public sector clients throughout the United States. DMG's operations complement the Company's existing management consulting and information technology services and expand the Company's service offerings to include a broad range of financial planning, cost management and various other consulting services aimed at the public sector. At the time of the combination, DMG had approximately 375 consultants and 40 other employees.

    On August 31, 1998, the Company acquired all of the outstanding shares of capital stock of Carrera in exchange for 1,137,420 shares of Common Stock. Carrera, based in Sacramento, California, provides consulting services that focus on assisting public sector entities implement large-scale, software-based human resource and financial systems. At the time of the combination, Carrera had 78 consultants and eight other employees.

    On August 31, 1998, the Company acquired all of the outstanding shares of capital stock of Phoenix in exchange for 254,545 shares of Common Stock. Phoenix, based in Rockville, Maryland, provides consulting services to public sector entities in planning, implementing and evaluating the utilization of various electronic commerce technologies, such as electronic benefits transfer, electronic funds transfer and electronic card technologies. At the time of the combination, Phoenix had 11 consultants and three other employees.

    On February 26, 1999, the Company acquired all of the outstanding shares of capital stock of CSI in exchange for 700,210 shares of Common Stock. CSI, based in Wayne, Pennsylvania, provides fleet management software and related services to public service entities. At the time of the combination, CSI had 46 employees.

    On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Roberts for $1,930,000. Roberts, based in Los Angeles, California, provides executive search services for the public sector. In connection with the purchase, the Company recorded intangible assets of $1,880,000. At the time of the combination, Roberts had 18 employees.

    On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison for $7,074,000. Unison, based in Chicago, Illinois, provides financial consulting services for government owned airports. In connection with the purchase, the Company recorded intangible assets of $4,979,000. At the time of the combination, Unison had 39 employees.

    On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of CHDR for $2,070,000. CHDR, based in Pittsford, New York, is the sole national provider of external reviews for Medicare beneficiaries enrolled in HMOs. In connection with the purchase, the Company recorded intangible assets of $771,000. At the time of the combination, CHDR had 35 employees.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                                   YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------
                                                                1997          1998          1999
                                                              --------      --------      --------
Revenues:
  Government Operations Group...............................    38.0%         57.0%         55.5%
  Consulting Group..........................................    43.8          43.0          44.5
  SSA Contract..............................................    18.2            --            --
                                                               -----         -----         -----
    Total revenues..........................................   100.0         100.0         100.0
Gross profit:
  Government Operations Group...............................    22.3          18.0          19.7
  Consulting Group..........................................    35.7          35.9          42.0
  SSA Contract..............................................    13.9            --            --
    Total gross profit as percentage of total revenues......    26.6          25.7          29.6
Selling general and administrative expenses.................    15.0          14.3          15.8
Stock option compensation, merger, deferred compensation and
  ESOP expense..............................................     4.2           1.5           0.2
Amortization of goodwill and other acquisition-related
  intangibles...............................................      --            --           0.0
                                                               -----         -----         -----
Income from operations......................................     7.4           9.9          13.6
Interest and other income...................................     0.5           0.7           1.1
                                                               -----         -----         -----
Income before income taxes..................................     7.9          10.6          14.7
Provision for income taxes..................................     2.4           4.2           6.0
                                                               -----         -----         -----
Net income..................................................     5.5%          6.4%          8.7%
                                                               =====         =====         =====

    YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

    REVENUES. Total revenues increased 30.9% to $319.5 million in fiscal 1999 from $244.1 million in fiscal 1998. Government Operations Group revenues increased 27.4% to $177.4 million in fiscal 1999 from $139.3 million in fiscal 1998 due to an increase in the number of contracts in the Child Support Enforcement, Managed Care Enrollment and Welfare Reform divisions of the group. Consulting Group revenues increased 35.5% to $142.1 million in fiscal 1999 from $104.9 million in fiscal 1998 due to an increase in the number of contracts, revenues totaling $5.1 million from companies purchased in fiscal 1999 and revenue growth from companies which merged with the Company in fiscal 1998 in transactions accounted for as immaterial poolings of interests. These companies had $13.7 million of pre-merger revenues in fiscal 1998 which were not included in the fiscal 1998 revenue amount reported for the Company.

    GROSS PROFIT. Total gross profit increased 50.9% to $94.6 million in fiscal 1999 from $62.7 million in fiscal 1998. Government Operations Group gross profit increased 37.2% to $35.0 million in fiscal 1999 from $25.5 million in fiscal 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 19.7% in fiscal 1999 from 18.0% in fiscal 1998 primarily due to improved gross margins on two of the three Managed Care Enrollment contracts which were purchased in fiscal 1998. See "Year Ended September 30, 1998 Compared to Year Ended September 30, 1997," below. Consulting Group gross profit increased 60.2% to $59.6 million in fiscal 1999 from $37.7 million in fiscal 1998. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.0% in fiscal 1999 from 35.9% in fiscal 1998. The improvement in gross margin for the Consulting Group was due to improved operating efficiencies within most Consulting Group divisions, notably the CSI division, and the impact of a 50% margin realized by Carrera, which constituted 13.4% of fiscal 1999 Consulting Group revenues, compared to only 4.2% of fiscal 1998 Consulting Group revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses ("SG&A") increased 45.0% to $50.6 million in fiscal 1999 from $34.9 million in fiscal 1998. As a percentage of revenues, SG&A increased to 15.8% for fiscal 1999 from 14.3% for fiscal 1998. This increase in costs was due to increases in the number of both professional and administrative personnel and the amount of professional fees necessary to support the Company's growth, marketing and proposal preparation expenditures incurred to pursue further growth. The Company established a Government Affairs and Investor Relations unit at the end of fiscal 1998 and significantly increased the size of its Information Systems unit during fiscal 1999. From September 30, 1998 to September 30, 1999 administrative and systems personnel increased 23.1% from 208 to 256 and the Company grew from 2,870 total employees at September 30, 1998 to 3,285 total employees at September 30, 1999.

    STOCK OPTION COMPENSATION, MERGER, DEFERRED COMPENSATION AND ESOP
EXPENSES. During fiscal year 1999, the Company incurred $0.5 million of non-recurring expenses in connection with the mergers with CSI, Roberts, Unison and CHDR. These expenses consisted of legal and audit and due diligence expenses. During fiscal year 1998, the Company incurred $3.7 million of non-recurring expenses in connection with the mergers with Spectrum, DMG, Carrera and Phoenix. These expenses consisted of legal, audit, broker, trustee, deferred compensation and other expenses and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.9 million.

    AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. The Company incurred $0.3 million of amortization expense related to the $7.6 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions during fiscal 1999 of Roberts, Unison and CHDR.

    PROVISION FOR INCOME TAXES.  Income tax expense increased 84.3% to
$19.2 million in fiscal 1999 from $10.4 million in fiscal 1998. As a percentage of income before income taxes, the income tax expense increased to 41.0% for fiscal 1999 from 40.2% for fiscal 1998. This increase was due primarily to the effect of the termination of the S Corporation status of CSI upon the merger with the Company. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this document.

    YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

    REVENUES. Total revenues increased 40.8% to $244.1 million in fiscal 1998 from $173.4 million in fiscal 1997. Government Operations Group revenues increased 43.0% to $139.3 million in fiscal 1998 from $97.4 million in fiscal 1997 due to an increase in the number of contracts in the Child Support Enforcement, Managed Care Enrollment and Welfare Reform divisions of the group and revenues from three Managed Care Enrollment contracts totaling
$18.1 million purchased from another company in February 1998. Excluding the SSA Contract, which had $31.6 million of revenues in fiscal 1997, Government Operations Group revenues increased 111.8% as compared to fiscal 1997. Consulting Group revenues increased 38.0% to $104.9 million in fiscal 1998 from $76.0 million in fiscal 1997 due to an increase in the number of contracts and revenues totaling $16.9 million from companies which merged with the Company in fiscal 1998 in transactions accounted for as immaterial poolings of interests.

    GROSS PROFIT. Total gross profit increased 35.8% to $62.7 million in fiscal 1998 from $46.2 million in fiscal 1997. Government Operations Group gross profit increased 31.4% to $25.1 million in fiscal 1998 from $19.1 million in fiscal 1997. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 18.0% in fiscal 1998 from 22.3% in fiscal 1997 primarily due to anticipated lower gross margins on the three Managed Care Enrollment contracts which were purchased in fiscal 1998. Consulting Group gross profit increased 38.9% to $37.7 million in fiscal 1998 from $27.1 million in fiscal 1997. As a percentage of Consulting Group revenues, Consulting Group gross profit increased slightly to 35.9% in fiscal 1998 from 35.7% in fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative expenses increased 33.8% to $34.9 million in fiscal 1998 from $26.1 million in fiscal 1997. This increase in costs was due to increases in both professional and administrative personnel and professional fees necessary to support the Company's growth, marketing and proposal preparation expenditures incurred to pursue further growth and the impact of business combinations accounted for as immaterial poolings of interests. From September 30, 1997 to September 30, 1998 administrative and systems personnel increased 34.2% from 155 to 208 and the Company grew from 1,822 total employees to 2,870 total employees. As a percentage of revenues, SG&A decreased to 14.3% for fiscal 1998 from 15.1% for fiscal 1997.

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

    PROVISION FOR INCOME TAXES. Prior to the IPO, the Company and its shareholders elected to be treated as an S corporation under the Internal Revenue Code. Under the provisions of the tax code, the Company's shareholders included their pro rata share of the Company's income in their personal tax returns. Accordingly, the Company was not subject to federal and most state income taxes until June 12, 1997, the day prior to the completion of the IPO. Upon completion of the IPO, the Company's S corporation status was terminated and the Company became subject to federal and state income taxes.

    Income tax expense increased 154.4% to $10.4 million in fiscal 1998 from $4.1 million in fiscal 1997. As a percentage of income before income taxes, the income tax expense increased to 40.2% for fiscal 1998 from 30.1% for fiscal 1997. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this document.

QUARTERLY RESULTS

    Set forth below are selected income statement data for the eight quarters ended September 30, 1999. This information is derived from unaudited quarterly financial statements which include, in the opinion of management, all adjustments necessary for a fair presentation of the information for such periods. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in Item 8 in this Form 10-K. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

                                                                    QUARTERS ENDED
                                ---------------------------------------------------------------------------------------
                                DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,
                                  1997       1998       1998       1998        1998       1999       1999       1999
                                --------   --------   --------   ---------   --------   --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Government Operations
    Group.....................  $27,772    $32,189    $36,844     $42,458    $38,817    $42,544    $47,427     $48,640
  Consulting Group............   22,622     23,770     27,390      31,069     33,529     33,746     36,741      38,096
                                -------    -------    -------     -------    -------    -------    -------     -------
Total revenues................   50,394     55,959     64,234      73,527     72,346     76,290     84,168      86,736
Cost of revenues..............   37,647     41,117     48,611      54,028     52,233     52,894     58,467      61,318
                                -------    -------    -------     -------    -------    -------    -------     -------
Gross profit..................   12,747     14,842     15,623      19,499     20,113     23,396     25,701      25,418
Selling, general and
  administrative expenses.....    8,426      8,641      7,381      10,461     11,261     12,784     13,844      12,737
Stock option compensation,
  merger, deferred
  compensation and ESOP
  expense.....................      467        907      1,972         325         --        118        152         210
Amortization of goodwill and
  other acquisition-related
  intangibles.................       --         --         --          --         --         --         88         172
                                -------    -------    -------     -------    -------    -------    -------     -------
Income from operations........    3,854      5,294      6,270       8,713      8,852     10,494     11,617      12,299
Interest and other income.....      537        548        391         347        394        881        965       1,364
                                -------    -------    -------     -------    -------    -------    -------     -------
Income before income taxes....    4,391      5,842      6,661       9,060      9,246     11,375     12,582      13,663
Provision for income taxes....    1,592      2,237      2,549       4,062      3,653      4,700      5,131       5,756
                                -------    -------    -------     -------    -------    -------    -------     -------
Net income....................  $ 2,799    $ 3,605    $ 4,112     $ 4,998      5,593      6,675      7,451       7,907
                                =======    =======    =======     =======    =======    =======    =======     =======
Earnings per share:
  Basic.......................  $  0.17    $  0.21    $  0.24     $  0.26    $  0.29    $  0.32    $  0.36     $  0.38
  Diluted.....................  $  0.16    $  0.20    $  0.23     $  0.26    $  0.28    $  0.31    $  0.35     $  0.37

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity is cash flow from operations. The Company's cash flow provided by (used in) operations was $27.9 million, $(7.2) million and $18.6 million for the years ended September 30, 1999, 1998 and 1997, respectively. The increase in cash flow from operations for the year ended September 30, 1999 as compared to the year ended September 30, 1998 is due to primarily to the increase in net income to $27.6 million for the year ended September 30, 1999 from $15.5 million for the year ended September 30, 1998 and a decrease in the amounts of accounts receivable outstanding, billed and unbilled, to 97 days of sales at September 30, 1999 from 103 days of sales at September 30, 1998. The decrease in cash flow from operations for the year ended September 30, 1998 from the year ended September 30, 1997 is due primarily to an increase in tax payments of $16.2 million and an increase in accounts receivables of $12.2 million.

    Cash used in investing activities totaled $45.1 million during the year ended September 30, 1999 as compared to $25.2 million of cash provided by investing activities for the year ended September 30, 1998. The $45.1 million consisted of purchases of marketable securities totaling $23.2 million, $8.0 million for the purchase of a 60,000 square foot office building in Reston, Virginia to serve as corporate headquarters, the purchases of Norman Roberts for $1.9 million, Unison for $7.1 million and CHDR for $2.1 million, and the purchase of property and equipment. The $25.2 million of cash provided by investing activities for the year ended September 30, 1998 consisted primarily of proceeds from the sale of marketable securities totaling $27.8 million.

    Cash provided by financing activities totaled $59.3 million during the year ended September 30, 1999 and consisted primarily of $61.0 million of proceeds, net of offering expenses, from the secondary offering completed in December 1998. For the year ended September 30, 1998, cash used in financing activities was $10.1 million, consisting primarily of $5.7 million of S-corporation cash distributions paid to the S-corporation shareholders, based upon the undistributed earnings of the Company taxable to the shareholders through the date of the IPO. Also, consistent with past practices, Spectrum, Phoenix and CSI paid S-corporation cash distributions totaling $2.0 million to former shareholders based upon pre-merger taxable income.

    The Company had a $10.0 million revolving credit facility (the "CREDIT FACILITY") with Crestar Bank in Virginia, which was available for borrowing and the issuance of letters of credit. The Credit Facility bore interest at a rate equal to LIBOR plus an amount which ranged from 0.65% to 1.25% depending on the Company's debt to equity ratio. The Credit Facility contained certain restrictive covenants and financial ratio requirements, including a minimum net worth requirement of $60 million. The Company had not used the Credit Facility to finance its working capital needs, and management decided to allow the Credit Facility to expire at March 31, 1999. At September 30, 1999, there are outstanding letters of credit totaling $0.4 million.

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

YEAR 2000

    The Company is aware of the issues that many computer, telecommunication and other infrastructure systems will face as the millennium ("YEAR 2000") approaches. The Company has audited its internal software and hardware and implemented corrective actions where necessary to address Year 2000 problems. The Company has also reviewed the software and hardware of, and implemented corrective actions where necessary, at its divisions and subsidiaries. Although the assessment and remediation efforts have been completed, the Company continues to evaluate Year 2000 contingency plans in the event a service not in the control of the Company experiences processing problems or failures. The cost of these efforts has not been material, and the Company does not anticipate that future costs will be material or will have a material impact on its operations or financial results. However, there can be no assurance that the corrective actions or contingency plans will eliminate all Year 2000 risk or that a Year 2000 problem will not have a material adverse effect on the Company.

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

    Although the Company believes that it has addressed all material Year 2000 problems, there are a number of risks associated with Year 2000, only some of which are within the control of the Company. Those risks include unforeseen difficulties in identifying and correcting Year 2000 problems, an incomplete audit of internal hardware and software, and the failure of one or more government clients to adequately address the Year 2000 problem. The Company's Year 2000 efforts have been meant to help manage and mitigate these risks. The Company continues to evaluate and intends to adopt contingency plans, if deemed necessary, to address any issues that may be identified internally and as it assesses the state of readiness of its key government clients. As no specific instance of material Year 2000 non-compliance has been discovered to date, the Company has not yet adopted any specific contingency plans to deal with Year 2000 problems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company believes that its exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices on instruments entered into for trading and other purposes is immaterial.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

    Report of Ernst & Young LLP, Independent Auditors

    Report of Grant Thornton LLP, Independent Auditors

    Consolidated Balance Sheets as of September 30, 1998 and 1999

    Consolidated Statements of Income for the years ended September 30, 1997, 1998 and 1999

    Consolidated Statements of Changes in Redeemable Common Stock and Shareholders' Equity for the years ended September 30, 1997, 1998 and 1999

    Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1998 and 1999

    Notes to Consolidated Financial Statements

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
MAXIMUS, Inc.

    We have audited the accompanying balance sheets of MAXIMUS, Inc. as of September 30, 1998 and 1999, and the related statements of income, changes in redeemable common stock and shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of David M. Griffith & Associates, Ltd., a wholly-owned subsidiary, which statements reflect total revenues of $39.4 million for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for David M. Griffith & Associates, Ltd. is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and, for 1997, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                        /s/ ERNST & YOUNG LLP

Washington, D.C.
November 13, 1999

               REPORT OF GRANT THORNTON LLP, INDEPENDENT AUDITORS

Board of Directors
David M. Griffith & Associates, Ltd.

    We have audited the statements of earnings, stockholders' equity, and cash flows of David M. Griffith & Associates, Ltd. for the year ended December 31, 1997 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of David M. Griffith & Associates, Ltd. for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                        /s/ GRANT THORNTON LLP

Chicago, Illinois
March 18, 1998, except for Note L
which is as of March 23, 1998

                                 MAXIMUS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                     AS OF
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 19,403   $ 61,647
  Marketable securities.....................................    13,577     37,235
  Accounts receivable, net..................................    76,981     75,865
  Costs and estimated earnings in excess of billings (Note
    5)......................................................     5,924     16,150
  Prepaid expenses and other current assets.................     1,188      2,711
  Deferred income taxes.....................................        --      2,997
                                                              --------   --------
Total current assets........................................   117,073    196,605
Property and equipment at cost:
  Land......................................................       662      2,643
  Buildings and improvements................................     1,721      7,921
  Office furniture and equipment............................     7,703     10,429
  Leasehold improvements....................................       214        253
                                                              --------   --------
                                                                10,300     21,246
  Less: Accumulated depreciation and amortization...........    (5,433)    (6,524)
                                                              --------   --------
Total property and equipment, net...........................     4,867     14,722
Deferred income taxes (Note 9)..............................     1,434        363
Intangible assets...........................................        --      8,254
Other assets................................................     2,628      3,092
                                                              --------   --------
Total assets................................................  $126,002   $223,036
                                                              ========   ========
                       LIABILITIES AND SHAREHOLERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 10,006   $ 10,265
  Accrued compensation and benefits.........................    15,877     16,119
  Billings in excess of costs and estimated earnings (Note
    5)......................................................    11,608     16,942
  Notes payable.............................................       200         --
  Income taxes payable......................................         3      2,266
  Other current liabilities.................................        --        541
  Deferred income taxes.....................................       901         --
                                                              --------   --------
Total current liabilities...................................    38,595     46,133
Long-term debt (less current portion).......................       620        578
Other liabilities...........................................                  846
                                                              --------   --------
Total liabilities...........................................    39,215     47,557
Commitments and contingencies (Notes 7 and 11)
Shareholders' equity (Note 10):
  Common stock, no par value; 30,000,000 shares authorized;
    18,925,602 and 20,986,322 shares issued and outstanding
    at September 30, 1998 and 1999, at stated amount........    68,623    130,518
  Accumulated other comprehensive income....................        --       (280)
  Retained earnings.........................................    18,164     45,241
                                                              --------   --------
Total shareholders' equity..................................    86,787    175,479
                                                              --------   --------
Total liabilities and shareholders' equity..................  $126,002   $223,036
                                                              ========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues....................................................  $173,355   $244,114   $319,540
Cost of revenues............................................   127,170    181,403    224,912
                                                              --------   --------   --------
Gross profit................................................    46,185     62,711     94,628
Selling, general and administrative expenses................    26,100     34,909     50,626
Stock option compensation, merger, deferred compensation and
  ESOP expense..............................................     7,372      3,671        480
Amortization of goodwill and other acquisition-related
  intangibles...............................................        --         --        260
                                                              --------   --------   --------
Income from operations......................................    12,713     24,131     43,262
Interest and other income...................................       921      1,823      3,604
                                                              --------   --------   --------
Income before income taxes..................................    13,634     25,954     46,866
Provision for income taxes..................................     4,104     10,440     19,240
                                                              --------   --------   --------
Net income..................................................  $  9,530   $ 15,514   $ 27,626
                                                              ========   ========   ========

Earnings per share:
  Basic.....................................................  $   0.67   $   0.86   $   1.35
                                                              ========   ========   ========
  Diluted...................................................  $   0.65   $   0.85   $   1.32
                                                              ========   ========   ========

Weighted average shares outstanding:
  Basic.....................................................    14,208     17,937     20,537
                                                              ========   ========   ========
  Diluted...................................................    14,593     18,296     20,891
                                                              ========   ========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
                     COMMON STOCK AND SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                             (DOLLARS IN THOUSANDS)

                                                                      SHAREHOLDERS' EQUITY
                                                               -----------------------------------
                                                                ACCUMULATED
                                                  REDEEMABLE       OTHER
                                                    COMMON     COMPREHENSIVE    COMMON    RETAINED
                                                    STOCK         INCOME        STOCK     EARNINGS
                                                  ----------   -------------   --------   --------
Balance at September 30, 1996...................   $ 31,758        $  --       $     --   $ (3,651)
  Purchase of redeemable common stock from
    employee....................................     (1,422)          --             --         --
  Issuance of common stock to employees.........         --           --            778         --
  Compensation charge for stock options.........         --           --          5,874         --
  Net income....................................         --           --             --      9,530
  Adjustment to redemption value of redeemable
    common stock................................         25           --             --        (25)
  Adjustment to retained earnings upon initial
    public offering.............................         --           --         (9,083)     9,083
  Reclass of redeemable common stock upon
    initial public offering.....................    (30,361)          --         15,410     14,951
  Net proceeds from sale of common stock in
    initial public offering.....................         --           --         53,804         --
  S Corporation distributions...................         --           --             --    (27,630)
                                                   --------        -----       --------   --------
Balance at September 30, 1997...................         --           --         66,783      2,258
  Purchase of common stock from employee........         --           --           (454)        --
  Net income....................................         --           --             --     15,514
  Tax benefit due to option exercise............         --           --             --        173
  Adjustment for DMG results previously
    reported....................................         --           --             --        156
  Increase resulting from immaterial poolings...         --           --            137      3,843
  Issuance of common stock to employees.........         --           --            144         --
  Issuance of common stock in exchange for
    debt........................................         --           --            150         --
  Reclassification of CSI accumulated
    earnings....................................         --           --          1,863     (1,863)
  S Corporation distributions...................         --           --             --     (1,917)
                                                   --------        -----       --------   --------
Balance at September 30, 1998...................         --           --         68,623     18,164
  Issuance of common stock to employees.........         --           --            871         --
  Net income....................................         --           --             --     27,626
  Tax benefit due to option exercise............         --           --             --        321
  Adjustment for CSI results previously
    reported....................................         --           --             --       (114)
  Net proceeds from sale of common stock in
    secondary offering..........................         --           --         61,024         --
  Unrealized losses on marketable securities....         --         (280)            --         --
  S Corporation distributions...................         --           --             --       (756)
                                                   --------        -----       --------   --------
Balance at September 30, 1999...................   $     --        $(280)      $130,518   $ 45,241
                                                   ========        =====       ========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,530   $ 15,514   $ 27,626
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation............................................     1,124      1,078      1,567
    Amortization............................................        --      1,401      1,117
    Stock option compensation expense.......................     5,874         --         --
    Deferred income taxes...................................      (319)    (2,475)    (2,807)
    Other...................................................      (157)       173        131
  Changes in assets and liabilities:
    Accounts receivable, net................................   (10,701)   (22,922)    (2,065)
    Costs and estimated earnings in excess of billings......    (2,656)      (326)    (5,504)
    Prepaid expenses and other current assets...............      (794)       373       (460)
    Other assets............................................      (241)       (43)     1,062
    Accounts payable........................................     2,835      4,845       (535)
    Accrued compensation and benefits.......................     3,497        338        528
    Billings in excess of costs and estimated earnings......     6,725     (1,309)     5,201
    Income taxes payable....................................     3,914     (3,877)     2,073
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    18,631     (7,230)    27,934
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate...................................        --         --     (8,000)
  Acquisition of business assets............................        --         --    (11,243)
  Purchase of contracts.....................................        --     (2,436)        --
  Increase in cash resulting from immaterial poolings.......        --      1,002         --
  Purchase of property and equipment........................    (1,301)    (1,160)    (2,589)
  (Purchase) sale of marketable securities..................   (39,857)    27,822    (23,229)
                                                              --------   --------   --------
Net cash (used in) provided by investing activities.........   (41,158)    25,228    (45,061)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock offering, net of expenses.............    53,804         --     61,024
  S Corporation distributions...............................   (21,882)    (7,665)      (756)
  Redeemable common stock purchased.........................    (1,234)        --         --
  Common stock issued.......................................         4        144        871
  Net proceeds from (payments on) borrowings................       452     (2,547)    (1,799)
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........    31,144    (10,068)    59,340
                                                              --------   --------   --------
Cash flow adjustment for change in accounting period of
  DMG and CSI...............................................        --        467         31
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     8,617      8,397     42,244
Cash and cash equivalents, beginning of year................     2,389     11,006     19,403
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 11,006   $ 19,403   $ 61,647
                                                              ========   ========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    The Company operates predominantly in the United States. Revenues from foreign-based projects were less than 10% of total revenues for the years ended September 30, 1997, 1998 and 1999.

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

    RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS

    The Company's financial statements have been restated to reflect the combination with David M. Griffith, Ltd. ("DMG") in May 1998 and Control Software, Inc. ("Control Software") in February 1999 in transactions accounted for using the pooling of interests method of accounting. See Note 3.

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

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION (CONTINUED)

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

    MARKETABLE SECURITIES

    Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are included in investment income. For the year ended September 30, 1999, unrealized losses on marketable securities were $280. There were no material unrealized gains or losses on marketable securities at September 30, 1998 and 1997. Marketable securities consist primarily of short-term municipal and commercial bonds.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and depreciated using both the straight-line and accelerated methods based on estimated useful lives not to exceed 39.5 years for the Company's buildings and between three and ten years for office furniture and equipment. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

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

    The Company merged with two companies during 1998 and one company during 1999 that had elected to be treated as S corporations. The merger resulted in the termination of the S corporation status for those companies and a deferred tax charge against income of $325 in 1998 and $1,109 in 1999 for cumulative differences between the financial statement and tax basis of assets and liabilities.

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 1998 and 1999.

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

    On May 12, 1998, the Company issued 1,166,179 shares of its common stock in exchange for all of the outstanding common stock of DMG. This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of DMG. DMG's operations for the year ended December 31, 1997 were combined with the Company's operations for the fiscal year ended September 30, 1997. This resulted in inclusion of DMG operating results for the three months ended December 31, 1997 in the Company's operating results for both fiscal 1997 and 1998. DMG's revenues and net income for the three months ended December 31, 1997 were $11,450 and $(156), respectively.

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

    On February 26, 1999, the Company issued 700,210 shares of its common stock in exchange for all of the outstanding common stock of Control Software. This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of Control Software. Control Software's operations for the years ended December 31, 1997 and 1998 were combined with the Company's operations for the fiscal years ended September 30, 1997 and 1998. This resulted in inclusion of Control Software's operating results for the three months ended December 31, 1998 in the Company's operating results for both fiscal 1998 and 1999. Control Software's revenues and net income for the three months ended December 31, 1998 were $2,170 and $114, respectively.

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. BUSINESS COMBINATIONS (CONTINUED)

    A reconciliation of the Company's revenues and net income, as previously reported, to the restated results that give effect to the DMG and Control Software combinations for the fiscal years ended September 30, 1997 and 1998 follow:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                              1997            1998
                                                           ----------      ----------
Revenues as previously reported......................       $127,947        $233,473
DMG revenues.........................................         39,377              --
Control Software revenues............................          6,031          10,641
                                                            --------        --------
Combined revenues....................................       $173,355        $244,114
                                                            ========        ========
Net income as previously reported....................       $  8,589        $ 14,454
DMG net income.......................................            745              --
Control Software net income..........................            196           1,060
                                                            --------        --------
Combined net income..................................       $  9,530        $ 15,514
                                                            ========        ========

    On March 31, 1999, the Company acquired Norman Roberts & Associates, Inc. for $1,930. In conjunction with the purchase, the Company recorded intangible assets of $1,880.

    On June 1, 1999, the Company acquired Unison Consulting Group, Inc. for $7,074. In conjunction with the purchase, the Company recorded intangible assets of $4,979.

    On September 30, 1999, the Company acquired Network Design Group, Inc. d/b/a The Center for Health Dispute Resolution ("CHDR") for $2,070. In conjunction with the purchase, the Company recorded intangible assets of $771. The purchase price is subject to an upward adjustment of $1,200 if CHDR secures the renewal of a certain contract.

    Intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to intangible assets at September 30, 1998 and 1999 was $0 and $260.

    Unaudited pro forma results of operations information treating the results for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported are as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                           ------------------------
                                                             1998           1999
                                                           ---------      ---------
Revenue..............................................      $256,005       $329,216
Net income...........................................        16,191         28,405
Earnings per share (diluted).........................      $   0.88       $   1.36

    All of the companies involved in the business combinations described above are involved primarily in consulting services for state and local governments. Control Software also derives revenue from the licensing of software. The merged companies accounted for as immaterial poolings contributed $16,854 to the Company's revenues for the year ended September 30, 1998.

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EARNINGS PER SHARE

    The following table sets forth the components of basic and diluted earnings per share:

                                                      YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Numerator:
  Net income.....................................  $ 9,530    $15,514    $27,626
Denominator:
  Weighted average shares outstanding............   14,208     17,937     20,537
  Effect of dilutive securities:
Employee stock options...........................      385        359        354
                                                   -------    -------    -------
Denominator for dilutive earnings per share......   14,593     18,296     20,891
                                                   =======    =======    =======

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Uncompleted contracts consist of the following components:

                                                        BALANCE SHEET CAPTION
                                            ---------------------------------------------
                                             COSTS AND ESTIMATED    BILLINGS IN EXCESS OF
                                            EARNINGS IN EXCESS OF    COSTS AND ESTIMATED
                                                  BILLINGS                EARNINGS
                                            ---------------------   ---------------------
September 30, 1998:
  Costs and estimated earnings............          $193,022              $192,219
  Billings................................           187,098               203,827
                                                    --------              --------
                                                    $  5,924              $ 11,608
                                                    ========              ========
September 30, 1999:
  Costs and estimated earnings............          $255,572              $326,729
  Billings................................           239,422               343,671
                                                    --------              --------
                                                    $ 16,150              $ 16,942
                                                    ========              ========

    Costs and estimated earnings in excess of billings relate primarily to performance-based contracts which provide for billings based on attainment of results specified in the contract and differences between actual and provisional billing rates on cost-based contracts.

6. CREDIT FACILITIES

    The Company had a $10 million revolving line of credit with a bank. The Company had never borrowed under the line and management allowed the line to expire on March 31, 1999.

    Certain companies that merged into the Company during 1998 and 1999 had various arrangements for short and long-term borrowings. These credit arrangements generally were repaid following the related merger and do not significantly affect the Company's financial statements.

7. LEASES

    The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LEASES (CONTINUED)

payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 1997, 1998, and 1999 was $5,412, $7,074 and $11,084, respectively.

    Minimum future payments under these leases are as follows:

Years ended September 30,
2000........................................................  $10,225
2001........................................................    6,861
2002........................................................    5,283
2003........................................................    3,119
2004........................................................    1,648
Thereafter..................................................       66
                                                              -------
                                                              $27,202
                                                              =======

8. EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION

    The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 1997, 1998 and 1999, the Company contributed $806, $1,387 and $2,923 to the plans, respectively.

    Prior to its merger with the Company, DMG had an employee stock ownership plan covering substantially all of its employees. During 1997 and 1998, amounts charged to operations for the plan were $897 and $394, respectively.

    Prior to its merger with the Company, DMG had deferred compensation arrangements with certain officers and employees and had granted stock appreciation rights to certain current and retired officers and employees. The stock appreciation rights provided for full vesting and current settlement at the time of the merger. During 1997 and 1998, amounts charged to operations under these arrangements were $216 and $972, including a one-time income statement charge of $942 in 1998 as a result of the merger.

9. INCOME TAXES

    The Company's provision for income taxes is as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Current provision:
  Federal.........................................   $3,722    $10,676    $18,740
  State...........................................      701      1,894      3,307
Deferred tax expense (benefit)....................     (319)    (2,130)    (2,807)
                                                     ------    -------    -------
                                                     $4,104    $10,440    $19,240
                                                     ======    =======    =======

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INCOME TAXES (CONTINUED)

    The provision for income taxes resulted in effective tax rates that varied from the federal statutory income tax rate as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Expected federal income tax provision............  $ 4,640    $ 9,074    $16,043
Effect of income taxed directly to S Corporation
  shareholders...................................   (3,964)      (658)      (480)
State income taxes...............................      607      1,245      2,343
Effect of termination of S Corporation status....    2,566        325      1,109
Effect of nondeductible merger costs.............       --        531         82
Other............................................      255        (77)       143
                                                   -------    -------    -------
                                                   $ 4,104    $10,440    $19,240
                                                   =======    =======    =======

    The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 1998 and 1999 are as follows:

                                                                    AS OF
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Deferred tax assets--current:
  Liabilities for costs deductible in future periods.......   $  810    $ 1,779
  Billings in excess of costs and estimated earnings.......    4,126      5,844
                                                              ------    -------
Total deferred tax assets--current:........................    4,936      7,623
Deferred tax liabilities--current:
  Cash versus accrual accounting...........................    2,915      1,247
  Costs and estimated earnings in excess of billings.......    2,512      3,076
  Other....................................................      410        303
                                                              ------    -------
Total deferred tax liabilities--current....................    5,837      4,626
                                                              ------    -------
Net deferred tax (liability) asset--current................   $ (901)   $ 2,997
                                                              ======    =======
Deferred tax assets (liabilities)--non-current:
  Stock option compensation................................    1,874      1,905
  Cash versus accrual accounting...........................     (795)    (1,733)
  Other....................................................      355        191
                                                              ------    -------
Net deferred tax asset--non-current........................   $1,434    $   363
                                                              ======    =======

    Cash paid for income taxes during the years ended September 30, 1997, 1998, and 1999 was $274, $16,507 and $20,002, respectively.

                                 MAXIMUS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SHAREHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    The Company completed an initial public offering (the "IPO") of common stock during June 1997. Of the 6,037,500 shares of common stock sold in the IPO, 2,360,000 shares were sold by selling shareholders and 3,677,500 were sold by the Company, generating $53,804 in proceeds to the Company, net of offering expenses.

    SECONDARY PUBLIC OFFERING

    The Company completed a second public offering (the "second offering") of common stock during December 1998. Of the 4,200,000 shares of common stock sold in the second offering, 2,200,000 shares were sold by selling shareholders and 2,000,000 shares were sold by the Company, generating $61,024 in proceeds to the Company, net of offering expenses.

                                 MAXIMUS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)

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

    Consistent with their past practices, Spectrum, Phoenix, and Control Software paid S corporation distributions totaling $1,917 during 1998, and Control Software paid S corporation distributions totaling $756 during 1999, based upon pre-merger taxable income.

    REDEEMABLE COMMON STOCK

    Prior to the IPO, a shareholders' agreement obligated the Company to purchase all shares offered for sale by the Company's shareholders at a formula price based on the book value of the Company. In addition, shareholders were obligated to sell and the Company was obligated to purchase at the formula price all of the shares owned by the shareholders upon the shareholder's death, disability or termination of employment. DMG had agreements with certain of its shareholders to repurchase its shares under certain circumstances at fair value. The Company's obligation to purchase common shares from shareholders terminated upon completion of the IPO. Accordingly, amounts classified previously as redeemable common stock, including amounts related to DMG, were reclassified into shareholder's equity.

    EMPLOYEE STOCK PURCHASE PLAN

    During fiscal 1998, the Company implemented a plan which permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value on the last day of the quarter. The initial sale of shares under the plan occurred during fiscal 1998.

    STOCK OPTION PLANS

    The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock.

    The vesting period and share price for awards are determined by the Company's Board of Directors at the date of grant. Options granted during 1997 include those which were fully vested on issuance and others which vest over periods from two to four years. The Company's Board of Directors has reserved
3.1 million shares of common stock for issuance under the Company's stock option plans. At September 30, 1999, 1.3 million shares remained available for grants under the Company's option plans.

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

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting and Disclosure for Stock-Based Compensation," which provides for

                                 MAXIMUS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)

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

    Pro forma information regarding net income has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a minimal valuation method in 1997 and the Black-Scholes method in 1998 and 1999 with the following assumptions: volatility 42% for 1998 and 56% for 1999; risk free interest rate of 6.5% for 1997, 5.5% for 1998 and 6.5% for 1999; dividend yield 0%; and an expected life of the option of 4 years. The grant-date fair value of options granted was $3.58 for 1997, $9.61 for 1998 and $14.45 for 1999.

    For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options' vesting period. The effects of applying FAS 123 for providing proforma disclosures are not likely to be representative of the effects on reported net income for future years. For the years ended September 30, 1997, 1998 and 1999 pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

                                                       YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1997       1998       1999
                                                    --------   --------   --------
Net income........................................   $9,530    $15,514    $27,626
FAS 123 compensation expense......................     (972)      (780)    (1,958)
                                                     ------    -------    -------
Net income, as adjusted...........................   $8,558    $14,734    $25,668
                                                     ======    =======    =======
Net income per share, as adjusted:
  Basic...........................................   $ 0.60    $  0.82    $  1.25
  Diluted.........................................   $ 0.59    $  0.81    $  1.23

                                 MAXIMUS, INC.

10. SHAREHOLDERS' EQUITY (CONTINUED)

    A summary of the Company's stock option activity for the years ended September 30, 1997, 1998 and 1999 is as follows:

                                                                    WEIGHTED-
                                                                 AVERAGE EXERCISE
                                                      OPTIONS         PRICE
                                                     ---------   ----------------
Activity during fiscal 1997:
Granted............................................    531,975        $ 5.05
Exercised..........................................     (3,025)         1.46
                                                     ---------        ------
Outstanding at September 30, 1997..................    528,950          5.07

Activity during fiscal 1998:
Granted............................................    626,989         24.06
Exercised..........................................    (36,300)         3.46
Canceled due to termination........................    (25,887)        25.05
                                                     ---------        ------
Outstanding at September 30, 1998..................  1,093,752         15.33

Activity during fiscal 1999:
Granted............................................    879,423         29.05
Exercised..........................................    (44,127)        10.26
Canceled due to termination........................   (110,807)        23.22
                                                     ---------        ------
Outstanding at September 30, 1999..................  1,818,241         21.79
                                                     =========        ======

    The ranges of exercise prices for outstanding options were as follows at September 30, 1999:

$ 0.01--$ 1.46..............................................    356,350
$12.31--$16.00..............................................    175,723
$23.38--$35.19..............................................  1,286,168
                                                              ---------
                                                              1,818,241
                                                              =========

    The Company had approximately 691,251 options exercisable at September 30, 1999 at a weighted average exercise price of $12.61 per share. Outstanding options have a weighted average remaining exercise period of 8.6 years at September 30, 1999.

11. COMMITMENTS AND CONTINGENCIES

    LITIGATION

    On February 3, 1997, the Company was named as a third-party defendant by Network Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six. Network Six alleged that the Company was liable to Network Six on various grounds. In October 1999, the Company paid Network Six $50 in full settlement of all claims. The settlement was made without admission of fault or liability on the part of the Company.

    On November 28, 1997, an individual who is a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the

                                 MAXIMUS, INC.

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company and certain of its officers and directors had failed to disclose material information to him relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10,000. The Company believes these claims are without merit and intends to defend the matter vigorously. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations, and has not accrued for any loss related to this action.

    In January 1997, a lawsuit was filed against a number of defendants, including DMG, by a purchaser of municipal bonds. DMG had prepared two reports rendering an opinion on the anticipated debt service coverage of the revenue bonds for the first five years of operation of a sewer project by Superstition Mountain Community Facilities District No. 1 (the "District"). The District was unable to meet its debt service obligations and filed bankruptcy. The purchaser of the revenue bonds, Allstate Insurance Company, has sued a number of defendants, including DMG, for damages of $32,100 which is the face value of the revenue bonds, plus interest. The District has also filed a lawsuit against DMG seeking damages, which suit has been consolidated with the purchaser's actions. DMG-MAXIMUS believes these claims are without merit and intends to defend against these claims vigorously. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to these claims.

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

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements with 25 of its executives and other employees that provide for aggregate base salaries of approximately
$5.8 million per year. The terms of the employment obligations end between 2000 and 2003.

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

                                 MAXIMUS, INC.

12. CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

    At September 30, 1998, $1,004 of the Company's accounts receivable were due from the United States Government. Revenues under contracts with various agencies of the United States Government were $35,802 and $3,738 for the years ended September 30, 1997 and 1998, respectively. Of these amounts, $31,611 and $0 for the years ended September 30, 1997 and 1998, respectively, were revenues of the Government Operations segment. A minimal amount of the Company's accounts receivable were due from the United States Government at September 30, 1999 and a minimal amount of revenue was derived from the United States Government during the year ended September 30, 1999.

    As a result of legislation that eliminated certain Social Security Administration program benefits, a contract with the United States Government that contributed substantially all of the revenues of the government operations segment for 1997 was terminated by the United States Government. This contract concluded during the second quarter of 1997.

    At September 30, 1998 and 1999, $9,706 and $12,640 of the Company's accounts receivable were due from one state government. Revenues from contracts with this state, principally by the government operations segment, were $26,189, $30,934 and $49,131 for the years ended September 30, 1997, 1998 and 1999, respectively.

13. BUSINESS SEGMENTS

    The following table provides certain financial information for each business segment:

                                                  1997       1998       1999
                                                --------   --------   --------
Revenues:
  Government Operations.......................  $ 97,369   $139,263   $177,428
  Consulting..................................    75,986    104,851    142,112
                                                --------   --------   --------
                                                $173,355   $244,114   $319,540
                                                ========   ========   ========
Income from operations:
  Government Operations.......................  $  6,164   $ 10,642   $ 16,816
  Consulting..................................     6,549     13,489     26,446
                                                --------   --------   --------
                                                $ 12,713   $ 24,131   $ 43,262
                                                ========   ========   ========
Identifiable assets:
  Government Operations.......................    26,610     42,429     42,152
  Consulting..................................    31,273     46,160     71,243
  Corporate...................................    56,001     37,413    109,641
                                                --------   --------   --------
                                                $113,884   $126,002   $223,036
                                                ========   ========   ========
Capital expenditures:
  Government Operations.......................  $      2   $     --   $     --
  Consulting..................................       884        699      2,415
  Corporate...................................       415        461      8,174
                                                --------   --------   --------
                                                $  1,301   $  1,160   $ 10,589
                                                ========   ========   ========
Depreciation and amortization:
  Government Operations.......................  $    204   $  1,518   $    779
  Consulting..................................       740        875      1,438
  Corporate...................................       180         86        467
                                                --------   --------   --------
                                                $  1,124   $  2,479   $  2,684
                                                ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "PROPOSAL 1: Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Shareholders scheduled for February 23, 2000 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Security Ownership of Management and Five Percent Owners" in the Proxy Statement.

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

   2. FINANCIAL STATEMENT SCHEDULES

    None.

(b) REPORTS ON FORM 8-K

    No Current Reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1999.

(c) EXHIBITS

    The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of McLean, Commonwealth of Virginia, on the 21th day of December 1999.

                                                  MAXIMUS, INC.

                                                  By:               /s/ DAVID V. MASTRAN
                                                       ----------------------------------------------
                                                                      David V. Mastran
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Each undersigned person hereby constitutes and appoints David V. Mastran, Raymond B. Ruddy, F. Arthur Nerret, David Francis and Lynnette C. Fallon, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ DAVID V. MASTRAN                   President, Chief Executive   December 21, 1999
     -------------------------------------------         Officer and Director
                  David V. Mastran                       (Principal Executive
                                                         Officer)

                /s/ RAYMOND B. RUDDY                   Chairman of the Board of     December 21, 1999
     -------------------------------------------         Directors
                  Raymond B. Ruddy

                /s/ F. ARTHUR NERRET                   Chief Financial Officer      December 21, 1999
     -------------------------------------------         (Principal Financial and
                  F. Arthur Nerret                       Accounting Officer)

               /s/ RUSSELL A. BELIVEAU                 Director                     December 21, 1999
     -------------------------------------------
                 Russell A. Beliveau

                   /s/ JESSE BROWN                     Director                     December 21, 1999
     -------------------------------------------
                     Jesse Brown

                /s/ MARGARET CARRERA                   Vice-Chairwoman of the       December 21, 1999
     -------------------------------------------         Board and Director
                  Margaret Carrera

                 /s/ GEORGE C. CASEY                   Director                     December 21, 1999
     -------------------------------------------
                   George C. Casey

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ LOUIS E. CHAPPUIE                  Director                     December 21, 1999
     -------------------------------------------
                  Louis E. Chappuie

                /s/ LYNN P. DAVENPORT                  Director                     December 21, 1999
     -------------------------------------------
                  Lynn P. Davenport

                /s/ STEPHEN GOLDSMITH                  Director                     December 21, 1999
     -------------------------------------------
                  Stephen Goldsmith

                /s/ THOMAS A. GRISSEN                  Director                     December 21, 1999
     -------------------------------------------
                  Thomas A. Grissen

                /s/ ROBERT J. MUZZIO                   Director                     December 21, 1999
     -------------------------------------------
                  Robert J. Muzzio

                   /s/ PETER POND                      Director                     December 21, 1999
     -------------------------------------------
                     Peter Pond

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
         3.1            Amended and Restated Articles of Incorporation of Company.
                        (1)

         3.2            Amended and Restated By-laws of Company. (1)

         4.1            Specimen Common Stock Certificate. (1)

        10.1            1997 Equity Incentive Plan, as amended. Filed herewith.*

        10.2            1997 Director Stock Option Plan, as amended. (2)*

        10.3            1997 Employee Stock Purchase Plan. (3)*

        10.4            Amendment No. 1 to 1997 Employee Stock Purchase Plan. (4)*

        10.5            Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and David
                        V. Mastran. (3)*

        10.6            Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and Raymond
                        B. Ruddy. (3)*

        10.7            Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and Russell
                        A. Beliveau. (3)*

        10.8            Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and Susan
                        D. Pepin. (3)*

        10.9            Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and Ilene
                        R. Baylinson. (3)*

        10.10           Executive Employment, Non-Compete, Confidentiality and Stock
                        Restriction Agreement by and between the Company and Lynn P.
                        Davenport. (3)*

        10.11           Executive Employment, Non-Compete and Confidentiality
                        Agreement by and between the Company and Margaret Carrera.
                        (5)*

        10.12           Executive Employment, Non-Compete and Confidentiality
                        Agreement by and between the Company and George C. Casey.
                        (5)*

        10.13           Executive Employment, Non-Compete and Confidentiality
                        Agreement by and between the Company and Louis E. Chappuie.
                        (5)*

        10.14           Executive Employment, Non-Compete and Confidentiality
                        Agreement by and between the Company and Gary L. Glickman.
                        (5)*

        10.15           Executive Employment, Non-Compete and Confidentiality
                        Agreement by and between the Company and Thomas A. Grissen.
                        (6)*

        10.16           Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (3)

        10.17           Letter Agreement dated September 30, 1997 between the
                        Company and Crestar Bank with respect to a $10 million line of credit. (2)

        10.18           Commercial Note, dated September 30, 1997 in the amount of
                        $10 million, issued by the Company to Crestar Bank. (2)

       EXHIBIT
       NUMBER                                     EXHIBIT
---------------------                             -------
        10.19           California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health
                        Services of the State of California. (2)

        10.20           Agreement and Plan of Merger by and between the Company and
                        David M. Griffith and Associates, Ltd. (7)

        10.21           Agreement and Plan of Merger by and between the Company,
                        Control Acquisition Corp., Control Software, Inc., James M.
                        Paulits, John H. Hines, III, R. David Sadoo and John M.
                        Ryan. (8)

        21.1            Subsidiaries of the Company. Filed herewith.

        23.1 Consent of Ernst & Young LLP, independent auditors. Filed herewith.

        23.2 Consent of Grant Thornton LLP, independent auditors. Filed herewith.

        24.1            Power of Attorney, contained on signature page hereto.

        27.1            Financial Data Schedule. Filed herewith. EDGAR only.

        99.1            Important Factors Regarding Forward Looking Statements.
                        Filed herewith.

------------------------

*   Denote management contracts and compensation plans.

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21611) declared effective on June 12, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12997) on August 13, 1998 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12997) on November 23, 1998 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12997) on May 17, 1999 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-49305) filed with the Securities and Exchange Commission on April 3, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K (File
    No. 1-12997) filed with the Securities and Exchange Commission on March 4, 1999 and incorporated herein by reference.