Form 10-Q
period 1999-12-31
MAXIMUS INC
filed 2000-02-14
CIK 1032220

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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
                                        Yes  /x/            No  / /

          CLASS                                 OUTSTANDING AT FEBRUARY 10, 2000
          -----                                 --------------------------------
Common Shares, No Par Value                                21,025,484

                                  MAXIMUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of December 31, 1999 (unaudited) and September 30, 1999

        Consolidated Statements of Income for the three months ended December 31, 1999 and 1998 (unaudited)

        Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 1998 (unaudited)

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    1999              1999
                                                                                    -----             ----
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents .............................................   $     61,647    $     59,348
         Marketable securities .................................................         37,235          33,855
         Accounts receivable, net ..............................................         75,865          80,847
         Costs and estimated earnings in excess of billings ....................         16,150          16,901
         Prepaid expenses and other current assets .............................          2,711           2,682
         Deferred income taxes .................................................          2,997           2,997
                                                                                   -------------   -------------
Total current assets ...........................................................        196,605         196,630

Property and equipment at cost:
         Land ..................................................................          2,643           2,643
         Building and improvements .............................................          7,921           7,921
         Office furniture and equipment ........................................         10,429          11,360
         Leasehold improvements ................................................            253             188
                                                                                    -------------   -------------
                                                                                         21,246          22,112
         Less:  Accumulated depreciation and amortization ......................         (6,524)         (7,019)
                                                                                    -------------   ------------

Total property and equipment, net ..............................................         14,722          15,093

Deferred income taxes ..........................................................            363             363

Intangible assets ..............................................................          8,254          12,580

Other assets ...................................................................          3,092           2,688
                                                                                   -------------   -------------

Total assets ...................................................................   $    223,036    $    227,354
                                                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

         Accounts payable ......................................................   $     10,265    $      8,688
         Accrued compensation and benefits .....................................         16,119          11,169
         Billings in excess of costs and estimated earnings ....................         16,942          16,686
         Income taxes payable ..................................................          2,266           4,919
         Other current liabilities .............................................            541             464
                                                                                   -------------   -------------

Total current liabilities ......................................................         46,133          41,926
Long-term debt (less current portion) ..........................................            578             510
Other liabilities ..............................................................            846             954
                                                                                   -------------   -------------
Total liabilities ..............................................................         47,557          43,390

Shareholders' equity:
         Common stock, no par value; 30,000,000 shares authorized;
         20,986,322 and 21,008,987 shares issued and outstanding at
         September 30, 1999 and December 31, 1999, at stated amount ............        130,518         131,093
         Accumulated other comprehensive loss ..................................           (280)            (30)
         Retained earnings .....................................................         45,241          52,901
                                                                                   -------------   -------------
Total shareholders' equity .....................................................        175,479         183,964
                                                                                   -------------   -------------
Total liabilities and shareholders' equity .....................................   $    223,036    $    227,354
                                                                                   =============   =============

                                         See notes to financial statements.


                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                         THREE MONTHS
                                                                                       ENDED DECEMBER 31,
                                                                                    ---------------------
                                                                                     1998           1999
                                                                                    -------        ------
                   Revenues................................................         $72,346       $89,683

                   Cost of revenues........................................          52,233        62,085
                                                                                    --------      --------
                   Gross profit............................................          20,113        27,598

                   Selling, general and administrative expenses............          11,261        15,426

                   Amortization of goodwill and other
                   acquisition related intangibles.........................            -              274
                                                                                    --------      --------
                   Income from operations..................................           8,852        11,898

                   Interest and other income...............................             394         1,050
                                                                                    --------      --------
                   Income before income taxes..............................           9,246        12,948

                   Provision for income taxes..............................           3,653         5,288
                                                                                    --------      --------
                   Net income..............................................         $ 5,593       $ 7,660
                                                                                    =========     ========
                   Earnings per share:

                   Basic...................................................         $  0.29       $  0.36
                                                                                    =========     ========
                   Diluted.................................................         $  0.28       $  0.36
                                                                                    =========     ========

                   Shares used in computing earnings per share:

                   Basic...................................................             19,276       21,001
                                                                                        ======       ======

                   Diluted.................................................             19,746       21,323
                                                                                        ======       ======


                       See notes to financial statements.

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               THREE MONTHS
                                                                                            ENDED DECEMBER 31,
                                                                                            1998            1999
                                                                                           ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income..............................................................        $ 5,593         $ 7,660

           Adjustments to reconcile net income to net cash used in
           operating activities:
                  Depreciation and amortization....................................            608           1,001

           Change in assets and liabilities:
                  Accounts receivable, net.........................................        (11,051)         (4,380)
                  Costs and estimated earnings in excess of billings...............           (655)           (751)
                  Prepaid expenses and other current assets........................           (130)             30
                  Other assets.....................................................             29             404
                  Accounts payable.................................................         (1,945)          (1,591)
                  Accrued compensation and benefits................................         (3,349)          (5,367)
                  Billings in excess of costs and estimated earnings...............          1,084             (256)
                  Income taxes payable.............................................          2,355            2,654
                  Other liabilities................................................              5               17
                                                                                          ---------       ----------

Net cash used in operating activities..............................................        (7,456)             (579)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of businesses...............................................          (707)           (4,884)
           Purchase of property and equipment......................................          (260)             (973)
           (Purchase) Sale of marketable securities................................       (53,397)            3,631
                                                                                          ---------       ----------

Net cash used in investing activities..............................................       (54,364)           (2,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from secondary offering, net of expenses.......................        61,024              -
           Issuance of common stock ...............................................           107              575
           Net proceeds from (payments on) borrowings..............................           200              (69)
                                                                                          ---------       ---------
Net cash provided by financing activities..........................................        61,331              506
                                                                                          ---------       ---------
Net decrease in cash and cash equivalents..........................................          (489)          (2,299)

Cash flow adjustment for change in accounting period of CSI........................            31             -

Cash and cash equivalents, beginning of period.....................................        19,403          61,647
                                                                                          ---------       ---------
Cash and cash equivalents, end of period...........................................       $18,945         $59,348
                                                                                          =========       =========


                       See notes to financial statements.

                                  MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999, included in the company's annual report on Form 10-K, as filed with the Securities and Exchange Commission.

2. SECONDARY PUBLIC OFFERING

        The Company completed a secondary public offering (the "secondary offering") of common stock during December 1998. Of the 4,200,000 shares of common stock sold in the secondary offering, 2,000,000 shares were sold by MAXIMUS, Inc. generating $61,024 in proceeds to the Company, net of offering expenses, and 2,200,000 shares were sold by selling shareholders.

3. BUSINESS COMBINATIONS


        On February 26, 1999, the Company issued 700,210 shares of its common stock in exchange for all of the outstanding common stock of Control Software, Inc. ("CSI"). This combination was accounted for as a pooling of interests, and the Company's financial statements, including earnings per share, have been restated for all periods presented to include the financial position and results of operations of CSI.

        On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Norman Roberts & Associates, Inc. for $1,930. In conjunction with the purchase, the Company recorded intangible assets of $1,880.

        On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison Consulting Group, Inc. for $7,074. In conjunction with the purchase, the Company recorded intangible assets of $4,979.

        On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of Network Design Group, Inc. d/b/a The Center for Health Dispute Resolution ("CHDR") for $2,070. In conjunction with the purchase, the Company recorded intangible assets of $771. The purchase is subject to an upward adjustment of $1,200 if CHDR secures the renewal of a certain contract.

        On October 20, 1999, the Company acquired all of the outstanding shares of capital stock of Public Systems, Inc. for $5,000. In conjunction with the purchase, the Company recorded intangible assets of $4,735.

4. COMMITMENTS AND CONTINGENCIES

        On February 3, 1997, the Company was named as a third party defendant by Network Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six. Network Six alleged that the Company is liable to Network Six on various grounds. In October 1999, the Company paid Network Six $50 thousand in full settlement of all claims. The settlement was made without admission of fault or liability on the part of the Company.

        On November 28, 1997, an individual who was a former officer, director and shareholder of the Company filed a complaint in the United States District Court for the District of Massachusetts alleging that, at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose to him material information relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. The Company believes these claims are without merit and intends to defend the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to this action.

        On May 12, 1998, the Company acquired DMG, which was subsequently merged into DMG-MAXIMUS, Inc. ("DMG-MAXIMUS"), a wholly-owned subsidiary of MAXIMUS. DMG-MAXIMUS is currently defending against a lawsuit arising out of consultation services provided to underwriters of revenue bonds issued by Superstition Mountains Community Facilities District No. 1 (the "District") in 1994. The bonds were issued to finance construction of a water waste treatment plant in Arizona. However, the District was unable to service the bonds and eventually declared bankruptcy. The District voluntarily came out of bankruptcy and is currently operating under a forbearance agreement with the sole purchaser of the bonds, Allstate Insurance Company ("Allstate"). A consolidated action arising out of these events is pending in the U.S. District Court for the District of Arizona against DMG-MAXIMUS and thirteen other named defendants. The parties making claims against DMG-MAXIMUS in the lawsuit, Allstate and the District, allege that DMG made false and misleading representations in the reports DMG prepared included among the exhibits to the bond offering memoranda. DMG's reports concerned certain financial projections made by the District regarding its ability to service the bonds. Allstate seeks as damages $32.1 million, the principal amount of bonds it purchased together with accrued and unpaid interest; the District seeks actual and special damages, prejudgment interest and costs. DMG-MAXIMUS believes these claims are without merit and intends to defend against this action vigorously. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to these claims.

        The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were resolved in an unfavorable manner to the Company.

5. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:


                                                                         Three Months
                                                                      Ended December 31,
                                                                     ----------------------
                                                                       1998         1999
                                                                       ------       -------
      Numerator:
      Net income..............................................         $5,593       $7,660
      Denominator:
      Denominator for basic earnings per share:
            Weighted average shares outstanding...............         19,276       21,001

      Stock options...........................................            470          322
                                                                       -------      -------
      Denominator for dilutive earnings per share.............         19,746       21,323
                                                                       =======      =======
      Earnings per share:
      Basic...................................................          $0.29       $ 0.36
                                                                       =======      =======
      Diluted.................................................          $0.28       $ 0.36
                                                                       =======      =======


6.  SEGMENT INFORMATION

        The following table provides certain financial information for each business segment:


                                                                     Three Months
                                                                  Ended December 31,
                                                               --------------------------
                                                                   1998         1999
                                                                   ----         ----
         Revenues:
           Government Operations.......................          $ 38,817     $ 51,180
           Consulting..................................            33,529       38,503
                                                                 --------     --------

         Total.........................................           $72,346     $ 89,683
                                                                 ========     ========

         Income From Operations:
           Government Operations.......................          $  2,566       $4,961
           Consulting..................................             6,286        6,937
                                                                 --------     --------

         Total.........................................          $  8,852     $ 11,898
                                                                 ========     ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company provides program management and consulting services primarily to government agencies in the

United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides consulting services to state, county and local legislatures and government agencies, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor and education.

        As an important part of the Company's growth strategy, it has completed combinations with the following firms: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "Spectrum") in March 1998, David M. Griffith & Associates, Ltd. ("DMG") in May 1998, Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998, Control Software, Inc. ("CSI") in February 1999, Norman Roberts & Associates, Inc. ("Roberts") in March 1999, Unison Consulting Group, Inc. ("Unison") in June 1999, Network Design Group, Inc. dba The Center for Health Dispute Resolution ("CHDR") in September 1999, and Public Systems, Inc. ("PSI") in October 1999. Spectrum, DMG, Carrera, Phoenix and CSI was each accounted for as a pooling of interests combination. Roberts, Unison, CHDR and PSI was each accounted for as a purchase. See "Business Combination." Prior year amounts have been restated to reflect the combinations with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

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

        BUSINESS COMBINATIONS

        As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its service offerings and enhance the Company's consultant base. In furtherance of this growth strategy, the Company combined with four consulting firms during fiscal 1999 and, one of which was accounted for as a pooling of interests, and one firm during the first quarter of FY 2000 accounted for as a purchase.

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

        On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of CHDR for $2,070,000. CHDR, based in Rochester, New York, is the sole national provider of external reviews for Medicare beneficiaries enrolled in HMOs. In connection with the purchase, the Company recorded intangible assets of $771,000. The purchase is subject to an upward adjustment of $1,200,000 if CHDR secures the renewal of a certain contract. At the time of the combination, CHDR had 35 employees.

        On October 20, 1999 the Company acquired all of the outstanding shares of capital stock of PSI for $5,000,000. PSI, based in Wilmington, Delaware, provides client-server and internet-enabled case management systems to government. In connection with the purchase, the Company recorded intangible assets of $4,735,000. At the time of the combination, PSI had 26 employees.

        RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:


                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         1998             1999
                                                     ------------    -------------
Revenues:
Government Operations Group                              53.6%            57.1%
Consulting Group                                         46.4             42.9
  Total revenues                                        100.0            100.0
Gross Profit:
Government Operations Group                              17.2             21.8
Consulting Group                                         40.0             42.7
   Total gross profit as a percent of revenue            27.8             30.8
Selling, general and administrative expenses                              17.2
                                                         15.6
Amortization of goodwill and other
  acquisition related intangibles
                                                          0.0              0.3
                                                  ------------    -------------
Income from operations                                   12.2             13.3
Interest and other income                                 0.6              1.1
                                                  ------------    -------------
Income before income taxes                               12.8             14.4
Provision for income taxes                                5.1              5.9
                                                  ------------    -------------
Net income                                               7.7%             8.5%
                                                  ============    =============


        THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

        REVENUES. Total contract revenues increased 24.0% to $89.7 million for the three months ended December 31, 1999 from $72.3 million for the same period in 1998. Government Operations Group revenues increased 31.8% to $51.2 million for the three months ended December 31, 1999 from $38.8 million for the same period in 1998. This increase was due to $1.3 million of revenue from CHDR, which was acquired on September 30, 1999 and an increase in the number of contracts in three of the four divisions in the Government Operations Group. Consulting Group revenues increased 14.8% to $38.5 million for the three months ended December 31, 1999 from $33.5 million for the same period in 1998. Approximately $2.7 million of the $5.0 million increase in the Consulting Group revenues were revenues from Roberts, Unison and PSI, which companies were acquired subsequent to the quarter ended December 31, 1998. The remainder of the increased revenues was the result of an increase in the number of contracts in the Consulting Group.

        GROSS PROFIT. Total gross profit increased 37.2% to $27.6 million for the three months ended December 31, 1999 from $20.1 million for the same period in 1998. Government Operations Group gross profit increased 67.0% to $11.2 million for the three months ended December 31, 1999 from $6.7 million for the three months ended December 31, 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 21.8% for the three months ended December 31, 1999 from 17.2% for the same period in 1998. The increase was due to improved margins in three of the four divisions of the Government Operations Group. The Consulting Group gross profit increased 22.4% to $16.4 million for the three months ended

December 31, 1999 from $13.4 million for the same period in 1998 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.7% for the three months ended December 31, 1999 from 40.0% for the same period in 1998, due primarily to improved margins within the CSI and PSI divisions of the Group.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 37.0% to $15.4 million for the three months ended December 31, 1999 from $11.3 million for the same period in 1998. The increase in SG&A costs was due to the increased size of the Company in terms of revenue growth and the increase in the number of employees to 3,493 at December 31, 1999 from 2,912 at December 31, 1998. As a percentage of revenues, SG&A expenses increased to 17.2% for the three months ended December 31, 1999 from 15.6% for the same period in 1998, primarily due to a significant increase in the size and capability of the Business Development unit and the Information Services unit, and the incurrence of expenses in connection with the integration of the merged companies into MAXIMUS.

        AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended December 31, 1999, the Company incurred $0.3 million of amortization expense related to the $12.4 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions of Roberts, Unison, CHDR and PSI.

        INTEREST AND OTHER INCOME. The increase in interest and other income to $1.0 million for the three months ended December 31, 1999 as compared to $0.4 million for the same period in 1998 was due to an increase in the average invested funds. The increase in invested funds was due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering completed in December 1998.

        PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended December 31, 1999 was 40.8% of income before income taxes as compared to 39.5% for the three months ended December 31, 1998. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes.

        LIQUIDITY AND CAPITAL RESOURCES

        For the three months ended December 31, 1999, cash used in operations was $0.6 million as compared to cash used in operations of $7.5 million for the three months ended December 31, 1998. There were two principal reasons for the improvement in cash used in operations. First, net income increased to $7.7 million for the three months ended December 31, 1999 from $5.6 million for the three months ended December 31, 1998. Second, the increase in accounts receivable, billed and unbilled, used $4.4 million of cash during the three months ended December 31, 1999, whereas the increase in receivables used $11.1 million of cash during the three months ended December 31, 1998. Through effective collection efforts, receivables have been reduced to 99 days of sales outstanding at December 31, 1999 from 117 days of sales at December 31, 1998. The Company accrues for incentive compensation throughout the fiscal year and makes payments to employees in October. In October 1999, those payments totaled $7.0 million.

        For the three months ended December 31, 1999, cash used in investing activities was $2.3 million as compared to $54.4 million for the three months ended December 30, 1998. During the three months ended December 31, 1999, the Company generated cash from sales of marketable securities totaling $3.6 million, and used cash totaling $5.9 million in the purchase of PSI and property and equipment. Cash used in investing activities for the three months ended December 31, 1998 primarily consisted of the purchase of marketable securities totaling $53.4 million with the proceeds from the secondary offering, which occurred in December 1998.

        Cash provided by financing activities during the three months ended December 31, 1999 was $0.6 million, which consisted primarily of sales of stock to employees through the Company's employee stock purchase plan and stock option plan. During the three months ended December 31, 1998, cash provided by financing activities consisted primarily of the proceeds of $61.0 million from the secondary stock offering.

        Management believes that the Company will have sufficient resources to meet its cash needs over the next 12 months, which may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure or acquisitions of other businesses and technologies. Cash requirements beyond the next 12 months will depend on the Company's profitability, its ability to manage working capital requirements, its rate of growth, the amounts spent on business acquisitions, if any, and the leasing of new office space, if any.

        YEAR 2000

        The Company has been aware of the issues that computer, telecommunication and other infrastructure systems may have faced as the millennium ("Year 2000") arrived. The Company has audited its internal software, hardware, and telephone systems and those of its divisions and acquired companies for Year 2000 compliance and has completed all remediation actions deemed necessary. In addition, the Company has inquired of vendors, governmental agencies and entities with which it has contracted about Year 2000 related problems and system failures that these parties have experienced and based upon their responses, management believes that the Company will be able to continue to perform on its contracts with these parties without experiencing material negative financial impact. There are also a number of other risks associated with Year 2000 that are beyond the Company's ability to control. The Company's Year 2000 efforts have been meant to help manage and mitigate these risks. While the Company has not experienced any specific material Year 2000 related problems or system failures to date, it continues to monitor developments in this area and plans to adopt contingency plans in the event that a service outside of the Company's control experiences Year 2000 related processing problems or failures. The Company's costs for these efforts have not been material and the Company does not expect future costs to be material or to have a material effect on its operations or financial results. Nevertheless, there can be no assurance that all Year 2000 risks have been completely eliminated or that a Year 2000-related problem would not have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, the Company has assisted government clients in evaluating, testing and certifying their systems affected by Year 2000, and has also provided quality assurance of monitoring Year 2000 compliance conversions performed for clients by third parties. In providing these services, the Company has attempted to minimize its potential liability for Year 2000 related system failures that clients could experience. Although the Company is not aware of any Year 2000 problems associated with its clients' systems that have arisen to date, there can be no assurance that the Company would not become subject to legal action if a client sustains Year 2000 problems. If such a legal action is brought and resolved against the Company, it could result in a material adverse effect on the Company's financial condition.

        FORWARD LOOKING STATEMENTS

        Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to completed or future acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company believes that its exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices on instruments entered into for trading and other purposes is immaterial.

        PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

        In March 1997, the Company was named as a third-party defendant by Network Six, Inc. ("Network Six") in a legal action brought by the State of Hawaii against Network Six in the State of Hawaii Circuit Court of the First Circuit. Network Six alleged that the Company was liable to Network Six on various contract and tort based claims and sought damages in an undetermined amount. As reported in the Company's Annual Report on Form 10-K for the fiscal year ending September 30, 1999, the Company paid Network Six $50,000 in full settlement of all claims in October 1999. The settlement was made without admission of fault or liability on the part of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. No Current Report on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MAXIMUS, INC.

Date:    February 14, 2000          By:                /s/ F. Arthur Nerret
                                       ---------------------------------
                                       F. Arthur Nerret
                                       Vice President, Finance, Chief Financial
                                       Officer (Principal Financial Officer and
                                       Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

         27                Financial Data Schedules (EDGAR only)

         99 Important Factors Regarding Forward Looking Statements. Filed herewith.