Form 10-Q
period 2000-03-31
MAXIMUS INC
filed 2000-05-15
CIK 1032220

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                        Yes      / x /            No       /  /

            CLASS                                 OUTSTANDING AT MAY 10, 2000
            -----                                 ---------------------------
  Common Shares, No Par Value                            21,071,980


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  MAXIMUS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and September 30, 1999

         Consolidated Statements of Income for the three months and six months ended March 31, 2000 and 1999 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     SEPTEMBER 30,   MARCH 31,
                                                                         1999         2000
                                                                     ------------- -----------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
         Cash and cash equivalents ................................   $  61,647    $  46,511
         Marketable securities ....................................      37,235       26,541
         Accounts receivable, net .................................      75,865       89,424
         Costs and estimated earnings in excess of billings .......      16,150       20,360
         Prepaid expenses and other current assets ................       2,711        3,392
         Deferred income taxes ....................................       2,997        2,531
                                                                     ------------- -----------
Total current assets ..............................................     196,605      188,759

Property and equipment at cost:
         Land .....................................................       2,643        2,643
         Building and leasehold improvements ......................       8,174        8,270
         Office furniture and equipment ...........................      10,429       12,498
                                                                     ------------- -----------
                                                                         21,246       23,411
         Less:  Accumulated depreciation and amortization .........      (6,524)      (7,793)
                                                                     ------------- -----------
Total property and equipment, net .................................      14,722       15,618
Software development costs ........................................        --          5,181
Deferred income taxes .............................................         363         --
Intangible assets .................................................       8,254       32,543
Other assets ......................................................       3,092        2,104
                                                                     ------------- -----------
Total assets ......................................................   $ 223,036    $ 244,205
                                                                     ============= ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
         Accounts payable .........................................   $  10,265    $   9,646
         Accrued compensation and benefits ........................      16,119       13,478
         Billings in excess of costs and estimated earnings .......      16,942       12,770
         Income taxes payable .....................................       2,266         --
         Notes payable ............................................        --          4,045
         Other current liabilities ................................         541        7,703
                                                                     ------------- -----------
Total current liabilities..........................................      46,133       47,642
Other liabilities .................................................       1,424        3,347
                                                                     ------------- -----------
Total liabilities .................................................      47,557       50,989

Shareholders' equity:
         Common stock, no par value; 60,000,000 shares authorized;
         20,986,322 and 21,070,415 shares issued and outstanding at
         September 30, 1999 and March 31, 2000, at stated amount ..     130,518      132,013
         Accumulated other comprehensive loss .....................        (280)        (264)
         Retained earnings ........................................      45,241       61,467
                                                                     ------------- -----------
Total shareholders' equity ........................................     175,479      193,216
                                                                     ------------- -----------
Total liabilities and shareholders' equity ........................   $ 223,036    $ 244,205
                                                                     ============= ===========


                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             THREE MONTHS          SIX MONTHS
                                                            ENDED MARCH 31,      ENDED MARCH 31,
                                                         -------------------   -------------------
                                                            1999       2000      1999       2000
                                                         --------   --------   --------   --------
Revenues .............................................   $ 76,290   $ 93,501   $148,636   $183,184

Cost of revenues .....................................     52,894     64,249    105,127    126,334
                                                         --------   --------   --------   --------
Gross profit .........................................     23,396     29,252     43,509     56,850

Selling, general and administrative expenses .........     12,784     15,281     24,045     30,707

Deferred compensation, merger and ESOP expenses ......        118         --        118         --

Amortization of goodwill and other acquisition related
intangibles...........................................         --        371         --        645
                                                         --------   --------   --------   --------
Income from operations ...............................     10,494     13,600     19,346     25,498

Interest and other income ............................        881      1,099      1,275      2,149
                                                         --------   --------   --------   --------
Income before income taxes ...........................     11,375     14,699     20,621     27,647

Provision for income taxes ...........................      4,700      6,133      8,353     11,421
                                                         --------   --------   --------   --------
Net income ...........................................   $  6,675   $  8,566   $ 12,268   $ 16,226
                                                         ========   ========   ========   ========

Earnings per share:
     Basic ...........................................   $   0.32   $   0.41   $   0.61   $   0.77
                                                         ========   ========   ========   ========
     Diluted .........................................   $   0.31   $   0.40   $   0.60   $   0.76
                                                         ========   ========   ========   ========
Shares used in computing earnings per share:
     Basic ...........................................     20,944     21,036     20,101     21,019
                                                         ========   ========   ========   ========
     Diluted .........................................     21,333     21,535     20,467     21,427
                                                         ========   ========   ========   ========


                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                  SIX MONTHS
                                                                                                ENDED MARCH 31,
                                                                                             --------------------
                                                                                                1999       2000
                                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income ....................................................................   $ 12,268    $ 16,226
           Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
                  Depreciation and amortization ..........................................      1,229       2,007
                  Deferred income taxes ..................................................       --            18

           Change in assets and liabilities:
                  Accounts receivable, net ...............................................      4,243      (6,884)
                  Costs and estimated earnings in excess of billings .....................     (2,221)     (2,520)
                  Prepaid expenses and other current assets ..............................        (10)        318
                  Prepaid income taxes ...................................................     (1,706)       --
                  Other assets ...........................................................       (747)        853
                  Accounts payable .......................................................       (926)     (2,713)
                  Accrued compensation and benefits ......................................     (2,397)     (3,338)
                  Billings in excess of costs and estimated earnings .....................        770      (5,084)
                  Income taxes payable ...................................................         (3)     (2,941)
                  Other liabilities ......................................................        141         139
                                                                                             --------    --------
Net cash provided by (used in) operating activities ......................................     10,641      (3,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of businesses, net of cash acquired ...............................     (2,637)    (21,889)
           Capitalization of software development costs ..................................       --          (387)
           Purchase of property and equipment ............................................     (8,953)     (1,564)
           (Purchase) sale of marketable securities ......................................    (54,107)     10,710
                                                                                             --------    --------
Net cash used in investing activities ....................................................    (65,697)    (13,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from secondary offering, net of expenses .............................     61,010        --
           S Corporation distributions ...................................................       (756)       --
           Issuance of common stock ......................................................        170       1,495
           Net (payments on) proceeds from borrowings ....................................       (145)         43
                                                                                             --------    --------
Net cash provided by financing activities ................................................     60,279       1,538
                                                                                             --------    --------
Net increase (decrease) in cash and cash equivalents .....................................      5,223     (15,511)

Cash flow adjustment for change in accounting period of CSI ..............................         31        --

Cash and cash equivalents, beginning of period ...........................................     19,403      62,022
                                                                                             --------    --------

Cash and cash equivalents, end of period .................................................   $ 24,657    $ 46,511
                                                                                             ========    ========


                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 included in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission.

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

3. BUSINESS COMBINATIONS AND ACQUISITIONS

         On February 26, 1999, the Company issued 700,210 shares of its common stock in exchange for all of the outstanding common stock of Control Software, Inc. ("CSI"). This combination was accounted for as a pooling of interests.

         On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Norman Roberts & Associates, Inc. for $1,930. In conjunction with the purchase, the Company recorded intangible assets of $1,880.

         On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison Consulting Group, Inc. for $7,589. In conjunction with the purchase, the Company recorded intangible assets of $6,328.

         On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of Network Design Group, Inc. d/b/a The Center for Health Dispute Resolution ("CHDR") for $2,070. In conjunction with the purchase, the Company recorded intangible assets of $827. The purchase is subject to an upward adjustment of $1,200 if CHDR secures the renewal of a certain contract.

         On October 20, 1999, the Company acquired all of the outstanding shares of capital stock of Public Systems, Inc. for $5,000. In conjunction with the purchase, the Company recorded intangible assets of $4,735.

         On March 20, 2000, the Company acquired all of the outstanding shares of capital stock of Crawford Consulting, Inc. for $17,500. In conjunction with the purchase, the Company recorded intangible assets of $13,056.

         On March 31, 2000, the Company acquired substantially all of the assets of the Government Services division of 3-G International, Inc. for $7,000, plus an earn-out amount of up to $3,000 to be paid by the Company upon the achievement of certain objectives. In conjunction with the purchase, the Company recorded intangible assets of $6,708.

4. COMMITMENTS AND CONTINGENCIES

         On November 28, 1997, an individual who was a former officer, director and shareholder of the Company filed a complaint in the United States District Court for the District of Massachusetts alleging that, at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose to him material information relating to the potential value of the shares. He further alleges that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him and claims damages in excess of $10 million. This matter is currently scheduled for trial on September 11, 2000. The Company believes these claims are without merit and intends to defend the matter vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on the Company's financial condition or results of operations and has not accrued for any loss related to this action.

         On May 12, 1998, the Company acquired David M. Griffith & Associates, Ltd. ("DMG"), which was subsequently merged into DMG-MAXIMUS, Inc. ("DMG-MAXIMUS"), a wholly-owned subsidiary of MAXIMUS. A consolidated legal action was brought against DMG-MAXIMUS and thirteen other named defendants in the U.S. District Court for the District of Arizona by Superstition Mountains Community Facilities District No. 1 (the "District") and Allstate Insurance Company ("Allstate"), alleging that DMG made false and misleading representations in the reports DMG prepared as a consultant to underwriters of revenue bonds issued by the District and purchased by Allstate. On May 12, 2000, DMG-MAXIMUS agreed to a confidential settlement agreement with the District and Allstate. The settlement amount to be paid by DMG-MAXIMUS is not material and will not have an adverse effect on the Company's financial condition or results of operations.

         In January 2000, the New York City Human Resources Administration ("HRA") submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts alleging improprieties in the procurement process and in the Company's conduct. The Mayor of the City of New York (the "Mayor") and HRA disagreed with the Comptroller's assertions and, in March 2000, sued the Comptroller in the Supreme Court of the State of New York - New York County (the "Court"), seeking to require the Comptroller to register the contracts. On April 13, 2000, the Court issued a decision and judgment holding that the Comptroller has a mandatory duty to register the contracts. However, as a matter of judicial discretion, the Court refused to require registration, finding that the Comptroller had established that the procurement process had been corrupted. This decision has been appealed by the Mayor and HRA to the New York Supreme Court Appellate Division - First Department (the "Appellate Division"). On April 24, 2000, the Company filed a motion in the Appellate Division to intervene in the lawsuit. The Company is asking for the Court's decision to be set aside on the grounds that it contained findings of fact against the Company not supported by the record and that the Court failed to afford the Company with its constitutional rights to notice of a hearing and an opportunity to be heard. The Appellate Division has agreed to hear the appeal on an expedited basis. A hearing is currently scheduled for June 2000. This matter is also the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, have announced that they are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000. The Company believes the Comptroller's claims are without merit and intends to defend against his allegations vigorously. MAXIMUS is believes that its actions were lawful and appropriate and plans to cooperate fully with the governmental reviews of the matter. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

         The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were resolved in an unfavorable manner to the Company.

5. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                         THREE MONTHS         SIX MONTHS
                                                                        ENDED MARCH 31,     ENDED MARCH 31,
                                                                       -----------------   -----------------
                                                                        1999       2000     1999      2000
                                                                       --------  -------   -------   -------
Numerator:
Net income .........................................................   $ 6,675   $ 8,566   $12,268   $16,226
Denominator:
Denominator for basic earnings per share:
      Weighted average shares outstanding ..........................    20,944    21,036    20,101    21,019

Stock options ......................................................       389       499       366       407
                                                                       --------  -------   -------   -------
Denominator for dilutive earnings per share ........................    21,333    21,535    20,467    21,427
                                                                       ========  =======   =======   =======
Earnings per share:
Basic ..............................................................   $  0.32   $  0.41   $ 0.61    $ 0.77
                                                                       ========  =======   =======   =======
Diluted ............................................................   $  0.31   $  0.40   $ 0.60    $ 0.76
                                                                       ========  =======   =======   =======


 6.  SEGMENT INFORMATION

                      The following table provides certain financial information for each business segment:


                              THREE MONTHS          SIX MONTHS
                             ENDED MARCH 31,      ENDED MARCH 31,
                          -------------------   -------------------
Revenues:                    1999      2000       1999       2000
                          --------   --------   --------   --------
  Government Operations   $ 42,544   $ 54,030   $ 81,361   $105,210
  Consulting ..........     33,746     39,471     67,275     77,974
                          --------   --------   --------   --------
Total .................   $ 76,290   $ 93,501   $148,636   $183,184
                          ========   ========   ========   ========


Income From Operations:

  Government Operations   $  4,428   $  6,608   $  6,995   $ 11,569
  Consulting ..........      6,066      6,992     12,351     13,929
                          --------   --------   --------   --------
Total .................   $ 10,494   $ 13,600   $ 19,346   $ 25,498
                          ========   ========   ========   ========


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

      As an important part of the Company's growth strategy, it has completed combinations with the following firms: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "Spectrum") in March 1998, David M. Griffith & Associates, Ltd. ("DMG") in May 1998, Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998, Control Software, Inc. ("CSI") in February 1999, Norman Roberts & Associates, Inc. ("Roberts") in March 1999, Unison Consulting Group, Inc. ("Unison") in June 1999, Network Design Group, Inc. dba The Center for Health Dispute Resolution ("CHDR") in September 1999, Public Systems, Inc. ("PSI") in October 1999, and Crawford Consulting, Inc. ("Crawford") in March 2000. Additionally, the Company acquired substantially all of the assets of the Government Services division of 3-G International, Inc. ("3GI") in March 2000. Spectrum, DMG, Carrera, Phoenix and CSI was each accounted for as a pooling of interests combination. Roberts, Unison, CHDR, PSI, Crawford and 3GI was each accounted for as a purchase. See "Business Combinations and Acquisitions" below. Prior year amounts have been restated to reflect the combinations with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

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

         BUSINESS  COMBINATIONS AND ACQUISITIONS

         As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its services and enhance the Company's consultant customer base. The Company combined with four consulting firms during fiscal 1999, one of which was accounted for as a pooling of interests, and two firms during the first half of fiscal 2000, each accounted for as a purchase. Additionally, the Company acquired substantially all of the assets of a division of one firm during the first half of fiscal 2000.

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

         On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison for $7,589,000. Unison, based in Chicago, Illinois, provides financial consulting for major government owned airports. In connection with the purchase, the Company recorded intangible assets of $6,328,000. At the time of the combination, Unison had 39 employees.

         On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of CHDR for $2,070,000. CHDR, based in Rochester, New York, is the sole national provider of external reviews for Medicare beneficiaries enrolled in HMOs. In connection with the purchase, the Company recorded intangible assets of $827,000. The purchase is subject to an upward adjustment of $1,200,000 if CHDR secures the renewal of a certain contract. At the time of the combination, CHDR had 35 employees.

         On October 20, 1999, the Company acquired all of the outstanding shares of capital stock of PSI for $5,000,000. PSI, based in Wilmington, Delaware, provides client-server and internet-enabled case management systems to government customers. In connection with the purchase, the Company recorded intangible assets of $4,735,000. At the time of the combination, PSI had 26 employees.

         On March 20, 2000, the Company acquired all of the outstanding shares of capital stock of Crawford for $17,500,000. Crawford, based in Canton, Ohio, provides web-enabled information systems and consulting services for state and local government courts and justice agencies. In connection with the purchase, the Company recorded intangible assets of $13,056,000. At the time of the combination, Crawford had 101 employees.

         On March 31, 2000, the Company acquired substantially all of the assets of the Government Services division of 3GI for $7,000,000, plus an earn-out amount of up to $3,000,000 to be paid by the Company upon the achievement of certain objectives. The division of 3GI acquired by MAXIMUS is based in Springfield, Virginia and provides integration services of smart card systems for the public and commercial sectors. In connection with the purchase, the Company recorded intangible assets of $6,708,000. At the time of the acquisition, the Government Services division of 3GI had 90 employees.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:


                                                  THREE MONTHS       SIX MONTHS
                                                 ENDED MARCH 31,   ENDED MARCH 31,
                                                 ---------------   ---------------
                                                  1999     2000     1999     2000
                                                 ------   ------   ------   ------
Revenues:
  Government Operations Group ..............      55.8%    57.8%    54.7%    57.4%
  Consulting Group .........................      44.2     42.2     45.3     42.6
                                                 ------   ------   ------   ------
Total revenues .............................     100.0    100.0    100.0    100.0
Gross Profit:
  Government Operations Group ..............      20.5     22.9     18.9     22.3
  Consulting Group .........................      43.5     42.8     41.8     42.8
  Total gross profit as a percent of revenue      30.7     31.3     29.3     31.0
Selling, general and administrative expenses      16.8     16.3     16.7     16.8
Amortization of goodwill and other
  acquisition related intangibles ..........       0.1      0.4      0.1      0.4
                                                 ------   ------   ------   ------
Income from operations .....................      13.8     14.5     13.0     13.9
Interest and other income ..................       1.1      1.2      0.9      1.2
                                                 ------   ------   ------   ------
Income before income taxes .................      14.9     15.7     13.9     15.1
Provision for income taxes .................       6.2      6.5      5.6      6.2
                                                 ------   ------   ------   ------
Net income .................................       8.7      9.2      8.3      8.9
                                                 ======   ======   ======   ======


      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Total contract revenues increased 22.6% to $93.5 million for the three months ended March 31, 2000 from $76.3 million for the same period in 1999. Government Operations Group revenues increased 27.0% to $54.0 million for the three months ended March 31, 2000 from $42.5 million for the same period in 1999. This increase was due primarily to $1.3 million of revenue from CHDR, which was acquired on September 30, 1999 and an increase in the number of contracts in three of the four divisions in the Government Operations Group. Consulting Group revenues increased 17.0% to $39.5 million for the three months ended March 31, 2000 from $33.8 million for the same period in 1999. Approximately $3.4 million of the $5.7 million increase in the Consulting Group revenues were revenues from Roberts, Unison, PSI and Crawford, which companies were acquired subsequent to the quarter ended March 31, 1999. The remainder of the increased revenues was the result of an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 25.0% to $29.3 million for the three months ended March 31, 2000 from $23.4 million for the same period in 1999. Government Operations Group gross profit increased 41.5% to $12.4 million for the three months ended March 31, 2000 from $8.7 million for the three months ended March 31, 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 22.9% for the three months ended March 31, 2000 from 20.5% for the same period in 1999. The increase was due primarily to improved margins on certain projects in two of the four divisions of the Government Operations Group. That increase was offset by the incurrence of costs related to two contracts with the City of New York for which no revenue was recognized due to disputes regarding the registration of the contracts (See "Legal Proceedings.") The Consulting Group gross profit increased 15.2% to $16.9 million for the three months ended March 31, 2000 from $14.7 million for the same period in 1999 due to the increased revenues offset by a decreased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit decreased to 42.8% for the three months ended March 31, 2000 from 43.5% for the same period in 1999, due primarily to slightly reduced margins on a few projects within the Group.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 19.5% to $15.3 million for the three months ended March 31, 2000 from $12.8 million for the same period in 1999. SG&A expenses were reduced in the quarter ended March 31, 2000 by the receipt of $819,000 from the settlement of a legal action settlement and were increased by the funding of $150,000 towards a charitable foundation established by the Company. Excluding those two items, SG&A expenses would have been $16.0 million, which is an increase of 24.8% over the same period in 1999. The increase in SG&A expenses was due to the increased size of the Company in terms of revenue growth and the increase in the number of employees to 3,797 at March 31, 2000 from 3,025 at March 31, 1999. As a percentage of revenues, SG&A expenses decreased to 16.3% for the three months ended March 31, 2000 from 16.8% for the same period in 1999, primarily due to the receipt of the settlement of a legal action, offset by an increase in the number of personnel and capability of the Government & Investor Relations unit and the Information Services unit.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended March 31, 2000, the Company incurred $0.4 million of amortization expense related to the $33.4 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions of Roberts, Unison, CHDR, PSI, Crawford and 3GI.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $1.1 million for the three months ended March 31, 2000 as compared to $0.9 million for the same period in 1999 was due to an increase in the average interest rates earned on invested funds.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended March 31, 2000 was 41.7% of income before income taxes as compared to 41.3% for the three months ended March 31, 1999. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes.

         SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         REVENUES. Total contract revenues increased 23.2% to $183.2 million for the six months ended March 31, 2000 from $148.6 million for the same period in 1999. Government Operations Group revenues increased 29.3% to $105.2 million for the six months ended March 31, 2000 from $81.4 million for the same period in 1999. This increase was due primarily to $2.6 million of revenue from CHDR, which was acquired on September 30, 1999 and an increase in the number of contracts in three of the four divisions in the Government Operations Group. Consulting Group revenues increased 15.9% to $78.0 million for the six months ended March 31, 2000 from $67.3 million for the same period in 1999. Approximately $6.1 million of the $10.7 million increase in the Consulting Group revenues were revenues from Roberts, Unison, PSI and Crawford, which companies were acquired subsequent to the quarter ended March 31, 1999. The remainder of the increased revenues was the result of an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 30.7% to $56.9 million for the six months ended March 31, 2000 from $43.5 million for the same period in 1999. Government Operations Group gross profit increased 52.6% to $23.5 million for the six months ended March 31, 2000 from $15.4 million for the six months ended March 31, 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 22.3% for the six months ended March 31, 2000 from 18.9% for the same period in 1999. The increase was due to improved margins in three of the four divisions of the Government Operations Group. That increase was offset by the incurrence of costs related to two contracts with the City of New York for which no revenue was recognized due to disputes regarding the registration of the contracts (See "Legal Proceedings.") The Consulting Group gross profit increased 18.6% to $33.3 million for the six months ended March 31, 2000 from $28.1 million for the same period in 1999 due to the increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.8% for the six months ended March 31, 2000 from 41.8% for the same period in 1999, due primarily to improved margins within the CSI and PSI divisions of the Group in the first quarter of fiscal year 2000, offset by slightly reduced margins on a few projects within the Group in the second quarter of fiscal year 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 27.7% to $30.7 million for the six months ended March 31, 2000 from $24.0 million for the same period in 1999. The increase in SG&A expenses was due to the increased size of the Company in terms of revenue growth and the increase in the number of employees to 3,797 at March 31, 2000 from 3,025 at March 31, 1999. As a percentage of revenues, SG&A expenses increased to 16.8% for the six months ended March 31, 2000 from 16.2% for the same period in 1999, primarily due to the increase in the number of personnel and capability of the Government & Investor Relations unit and the Information Services unit, offset by the receipt of $819,000 from the settlement of a legal action in the second quarter of fiscal year 2000.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the six months ended March 31, 2000, the Company incurred $0.6 million of amortization expense related to the $33.4 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions of Roberts, Unison, CHDR, PSI, Crawford and 3GI.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $2.1 million for the six months ended March 31, 2000 as compared to $1.3 million for the same period in 1999 was due to an increase in the average interest rates earned on invested funds and to an increase in the amount of average invested funds. The increase in invested funds was due largely to the receipt of proceeds of $61.0 million from the secondary public stock offering completed in December 1998.

         PROVISION FOR INCOME TAXES. The provision for income tax for the six months ended March 31, 2000 was 41.3% of income before income taxes as compared to 40.5% for the six months ended March 31, 1999. The difference in percentages was due to differences in the amounts of certain expense items which are not deductible for tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended March 31, 2000, cash used in operations was $3.9 million as compared to cash provided by operations of $10.6 million for the six months ended March 31, 1999. The primary reasons for the usage of cash in the six months ended March 31, 2000 were an increase in accounts receivable and costs and estimated earnings in excess of billings of $9.4 million, a decrease in billings in excess of costs and estimated earnings of $5.1 million, a decrease in accrued compensation and benefits of $3.3 million, and a decrease in income taxes payable of $2.9 million. The increase in accounts receivable and costs and estimated earnings in excess of billings was due principally to the increase in revenue to $93.5 million for the three months ended March 31, 2000 from $86.7 million for the three months ended September 30, 1999. The decrease in billings in excess of costs and estimated earnings of $5.1 million was the result of differences between the timing of the proper recognition of revenue and the ability to invoice customers. The decrease in accrued compensation and benefits of $3.3 million is the result of the October 1999 payment of fiscal 1999 annual incentive compensation to employees in the aggregate amount of $7.0 million. As compared to the six months ended March 31, 2000, accounts receivable and costs and estimated earnings in excess of billings used cash of $2.0 million, billings in excess of costs and estimated earnings increased $0.7 million, accrued compensation and benefits decreased $2.4 million, and income taxes payable remained virtually unchanged in the six months ended March 31, 1999.

         For the six months ended March 31, 2000, cash used in investing activities was $13.1 million as compared to $65.7 million for the six months ended March 31, 1999. During the six months ended March 31, 2000, the Company generated cash from sales of marketable securities totaling $10.7 million, and used $21.9 million in cash for the purchase of PSI and Crawford and $1.5 million in cash for the purchase of property and equipment. Cash used in investing activities for the six months ended March 31, 1999 primarily consisted of the purchase of marketable securities totaling $54.1 million with the proceeds from the secondary offering, which occurred in December 1998, and the purchase of property and equipment totaling $9.0 million.

         Cash provided by financing activities during the six months ended March 31, 2000 was $1.5 million, which consisted primarily of sales of stock to employees through the Company's employee stock purchase plan and equity incentive plan. During the six months ended March 31, 1999, cash provided by financing activities consisted primarily of the proceeds of $61.0 million from the secondary stock offering.

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

         FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to completed or future acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices on instruments entered into for trading and other purposes is immaterial.

         PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         On May 12, 1998, the Company acquired David M. Griffith & Associates, Ltd. ("DMG"), which was subsequently merged into DMG-MAXIMUS, Inc. ("DMG-MAXIMUS"), a wholly-owned subsidiary of MAXIMUS. A consolidated legal action was brought against DMG-MAXIMUS and thirteen other named defendants in the U.S. District Court for the District of Arizona by Superstition Mountains Community Facilities District No. 1 (the "District") and Allstate Insurance Company ("Allstate"), alleging that DMG made false and misleading representations in the reports DMG prepared as a consultant to underwriters of revenue bonds issued by the District and purchased by Allstate. On May 12, 2000, DMG-MAXIMUS agreed to a confidential settlement agreement with the District and Allstate. The settlement amount to be paid by DMG-MAXIMUS is not material and will not have an adverse effect on the Company's financial condition or results of operations.

         In January 2000, the New York City Human Resources Administration ("HRA") submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts citing improprieties in the procurement process and in the Company's conduct. The Mayor of the City of New York (the "Mayor") and HRA disagreed with the Comptroller's assertions and, in March 2000, sued the Comptroller in the Supreme Court of the State of New York - New York County (the "Court"), seeking to require the Comptroller to register the contracts. On April 13, 2000, the Court issued a decision and judgment holding that the Comptroller has a mandatory duty to register the contracts. However, as a matter of judicial discretion, the Court refused to require registration, finding that the Comptroller had established that the procurement process had been corrupted. This decision has been appealed by the Mayor and HRA to the New York Supreme Court Appellate Division - First Department (the "Appellate Division"). On April 24, 2000, the Company filed a motion in the Appellate Division to intervene in the lawsuit. The Company is asking for the Court's decision to be set aside on the grounds that it contained findings of fact against the Company not supported by the record and that the Court failed to afford the Company with its constitutional rights to notice of a hearing and an opportunity to be heard. The Appellate Division has agreed to hear the appeal on an expedited basis. A hearing is currently scheduled for June 2000. This matter is also the subject of investigations being conducted by certain governmental agencies. Specifically, the District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, have announced that they are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000. The Company believes the Comptroller's claims are without merit and intends to defend against his allegations vigorously. MAXIMUS believes that its actions were lawful and appropriate and plans to cooperate fully with the governmental investigations of the matter. However, no assurance can be made that the contracts will ultimately be registered or that the investigations will not result in civil or criminal penalties or administrative sanctions against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on February 23, 2000, the Company's shareholders voted as follows:

(a) To reelect Messrs. Lynn P. Davenport, Thomas A. Grissen, David V. Mastran and Raymond B. Ruddy to the Board of Directors, each for a three-year term.


    NOMINEE                TOTAL VOTE "FOR".           TOTAL VOTE WITHHELD
    -------                ----------------            -------------------
Lynn P. Davenport              19,275,655                     130,461
Thomas A. Grissen              19,275,655                     130,561
David V. Mastran               19,275,655                     130,461
Raymond B. Ruddy               19,275,655                     130,461


         The terms in office of Russell A. Beliveau, Jesse Brown, Margaret Carrera, George C. Casey, Louis E. Chappuie, Stephen Goldsmith and Peter B. Pond continued after the meeting.

(b) To approve an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 60,000,000 shares.

         Total Vote For the Proposal                  18,914,305
         Total Vote Against the Proposal                 467,394
         Abstentions                                      24,412


(c) To ratify the selection by the Board of Directors of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 2000.

         Total Vote For the Proposal                    19,389,616
         Total Vote Against the Proposal                     3,300
         Abstentions                                        13,200


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the
Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MAXIMUS, INC.

Date:    May 15, 2000               By:             /s/ F. ARTHUR NERRET
                                               --------------------------------
                                                     F. Arthur Nerret
                                                     Vice President, Finance,
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------
         27                Financial Data Schedules (EDGAR only)

         99                Important Factors Regarding Forward Looking Statements.  Filed herewith.
