Form 10-Q
period 2000-06-30
MAXIMUS INC
filed 2000-08-14
CIK 1032220

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                      Yes      :            No       9


        CLASS                                           Outstanding at August 10, 2000
        -----                                           ------------------------------
Common Shares, No Par Value                                          21,120,260

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  MAXIMUS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and September 30, 1999

         Consolidated Statements of Income for the three months and nine months ended June 30, 2000 and 1999 (unaudited)

         Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999 (unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                SEPTEMBER 30,        JUNE 30,
                                                                                    1999              2000
                                                                                -------------      ----------
                                                                                                    (UNAUDITED)

ASSETS
Current assets:
         Cash and cash equivalents........................................         $61,647          $ 37,770
         Marketable securities............................................          37,235            10,864
         Accounts receivable, net.........................................          75,865            96,078
         Costs and estimated earnings in excess of billings...............          16,150            23,755
         Prepaid expenses and other current assets........................           2,711             3,452
         Deferred income taxes............................................           2,997             2,531
                                                                                   -------           -------
Total current assets......................................................         196,605           174,450

Property and equipment at cost:
         Land.............................................................           2,643             2,586
         Building and leasehold improvements..............................           8,174             8,807
         Office furniture and equipment...................................          10,429            13,135
                                                                                   -------           -------
                                                                                    21,246            24,528

         Less:  Accumulated depreciation and amortization.................          (6,524)           (8,198)
                                                                                   -------           -------
Total property and equipment, net.........................................          14,722            16,330
Software development costs................................................               -             5,903
Deferred income taxes.....................................................             363                 -
Intangible assets.........................................................           8,254            54,294
Other assets..............................................................           3,092             2,834
                                                                                   -------           -------
Total assets..............................................................        $223,036          $253,811
                                                                                 ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable.................................................        $ 10,265           $ 9,420
         Accrued compensation and benefits................................          16,119            17,499
         Billings in excess of costs and estimated earnings...............          16,942            19,745
         Income taxes payable.............................................           2,266                 -
         Notes payable....................................................               -             2,013
         Other current liabilities........................................             541               474
                                                                                   -------           -------
Total current liabilities.................................................          46,133            49,151
Other liabilities.........................................................           1,424             2,541
                                                                                   -------           -------
Total liabilities.........................................................          47,557            51,692

Shareholders' equity:
         Common stock, no par value; 60,000,000 shares authorized;
         20,986,322  and 21,086,747 shares issued and outstanding at
         September 30, 1999 and June 30, 2000, at stated amount...........         130,518           132,378
         Accumulated other comprehensive loss.............................            (280)             (324)
         Retained earnings................................................          45,241            70,065
                                                                                   -------           -------
Total shareholders' equity................................................         175,479           202,119
                                                                                   -------           -------
Total liabilities and shareholders' equity................................        $223,036          $253,811
                                                                                 ==========         ========

                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      THREE MONTHS            NINE MONTHS
                                                                      ENDED JUNE 30,         ENDED JUNE 30,
                                                                  ------------------       -------------------
                                                                   1999          2000      1999         2000
                                                                   ----          ----      ----         ----
   Revenues................................................       $84,168     $105,577   $232,804     $288,761

   Cost of revenues........................................        58,467       71,832    163,594      198,166
                                                                  -------     --------   --------     --------
   Gross profit............................................        25,701       33,745     69,210       90,595

   Selling, general and administrative expenses............        13,844       18,036     37,889       48,743

   Deferred compensation, merger and ESOP expenses.........           152          210        270          210

   Amortization of goodwill and other acquisition related

   Intangibles.............................................            88        1,079         88        1,724
                                                                  -------     --------   --------     --------
   Income from operations..................................        11,617       14,420     30,963       39,918

   Interest and other income...............................           965          366      2,240        2,515
                                                                  -------     --------   --------     --------

   Income before income taxes..............................        12,582       14,786     33,203       42,433

   Provision for income taxes..............................         5,131        6,188     13,484       17,609
                                                                  -------     --------   --------     --------

   Net income..............................................       $ 7,451      $ 8,598    $19,719      $24,824
                                                                  =======      =======   ========      =======

   Earnings per share:

        Basic..............................................        $ 0.36       $ 0.41     $ 0.97       $ 1.18
                                                                   ======       ======     ======       ======

        Diluted............................................        $ 0.35       $ 0.40     $ 0.95       $ 1.16
                                                                   ======       ======     ======       ======

   Shares used in computing earnings per share:

        Basic..............................................        20,957       21,079     20,386       21,039
                                                                   ======       ======     ======       ======

        Diluted............................................        21,257       21,322     20,731       21,373
                                                                   ======       ======     ======       ======

                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            NINE MONTHS
                                                                                          ENDED JUNE 30,
                                                                                        --------------------
                                                                                        1999            2000
                                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income..............................................................    $ 19,719        $ 24,824
           Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization....................................       1,850           3,871

           Change in assets and liabilities:
                  Accounts receivable, net.........................................        (722)        (11,840)
                  Costs and estimated earnings in excess of billings...............      (3,393)         (5,873)
                  Prepaid expenses and other current assets........................      (2,029)            769
                  Other assets.....................................................         918             144
                  Accounts payable.................................................      (3,011)         (1,583)
                  Accrued compensation and benefits................................      (2,119)           (515)
                  Billings in excess of costs and estimated earnings...............       3,459             933
                  Income taxes payable.............................................          (3)         (3,278)
                  Other liabilities................................................         996            (907)
                                                                                        -------          ------

Net cash provided by operating activities..........................................      15,665           6,545

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of real estate.................................................      (8,000)              -
           Acquisition of businesses, net of cash acquired.........................      (9,645)        (51,237)
           Capitalization of software development costs............................           -          (1,425)
           Purchase of property and equipment......................................      (1,921)         (2,344)
           (Purchase) sale of marketable securities................................     (48,722)         26,331
                                                                                        -------          ------
Net cash used in investing activities..............................................     (68,288)        (28,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from secondary offering, net of expenses.......................      61,024               -
           S Corporation distributions ............................................        (756)              -
           Issuance of common stock ...............................................         694           1,860
           Net (payments on) proceeds from borrowings..............................        (773)         (3,606)
                                                                                        -------          ------

Net cash provided by (used in) financing activities................................      60,189          (1,746)
                                                                                        -------          ------

Net increase (decrease) in cash and cash equivalents...............................       7,566         (23,876)

Cash flow adjustment for change in accounting period of CSI........................          31               -

Cash and cash equivalents, beginning of period.....................................      19,403          61,646
                                                                                        -------          ------
Cash and cash equivalents, end of period...........................................    $ 27,000        $ 37,770
                                                                                       ========         =======


                 See notes to consolidated financial statements.

                                  MAXIMUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

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

         On April 12, 2000, CSI-MAXIMUS, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of Assetworks, Inc. for $8,613. In conjunction with the purchase, the Company recorded intangible assets of $8,661.

         On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of Valuation Resource Management, Inc. for $4,500. In conjunction with the purchase, the Company recorded intangible assets of $4,130.

         On April 29, 2000, the Company acquired substantially all of the assets Technology Management Resources, Inc. for $9,674. In conjunction with the purchase, the Company recorded intangible assets of $10,036.

     SFAS 133 requires disclosure of proforma results of operations information treating the results for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported. The proforma results of operations are:



                                                                                               NINE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           --------------------
                                                                                           1999            2000
                                                                                           ----            ----

                 Revenue.........................................................       $ 273,921      $ 310,510
                 Net Income......................................................          16,440         22,550
                 Earnings per share (diluted)....................................       $    0.79      $    1.06

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

         On May 12, 1998, the Company acquired David M. Griffith & Associates, Ltd. ("DMG"), which was subsequently merged into DMG-MAXIMUS, Inc. ("DMG-MAXIMUS"), a wholly-owned subsidiary of MAXIMUS. A consolidated legal action was brought against DMG-MAXIMUS and thirteen other named defendants in the U.S. District Court for the District of Arizona by Superstition Mountains Community Facilities District No. 1 (the "District") and Allstate Insurance Company ("Allstate"), alleging that DMG made false and misleading representations in the reports DMG prepared as a consultant to underwriters of revenue bonds issued by the District and purchased by Allstate. On May 12, 2000, DMG-MAXIMUS agreed to a confidential settlement agreement with the District and Allstate. The settlement amount is not material and will not have an adverse effect on the Company's financial condition or results of operations.

         In January 2000, the New York City Human Resources Administration ("HRA") submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the

"Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. The Mayor of the City of New York (the "Mayor") and HRA disagreed with the Comptroller's assertions and, in March 2000, sued the Comptroller in the Supreme Court of the State of New York - New York County (the "Court"), seeking to require the Comptroller to register the contracts. On April 13, 2000, the Court issued a decision and judgment holding that the Comptroller has a mandatory duty to register the contracts. However, as a matter of judicial discretion, the Court refused to require registration, finding that the Comptroller had established that the procurement process had been corrupted. This decision was appealed by the Mayor and HRA to the New York Supreme Court Appellate Division - First Department (the "Appellate Division"). On April 24, 2000, the Company filed a motion in the Appellate Division to intervene in the lawsuit. The Company asked that the Court's decision be set aside on the grounds that it contained findings of fact against the Company not supported by the record and that the Court failed to afford the Company with its constitutional rights to notice of a hearing and an opportunity to be heard. The Appellate Division heard the appeal on June 13, 2000, but has not yet issued a decision. This matter is also the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000. The Company believes the Comptroller's claims are without merit and intends to continue defending against his allegations vigorously. MAXIMUS believes that its actions were lawful and appropriate and continues to cooperate fully with the governmental reviews of the matter. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

         The Company also is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were resolved in an unfavorable manner to the Company.

5. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:



                                                 THREE MONTHS        NINE MONTHS
                                                 ENDED JUNE 30,      ENDED JUNE 30,
                                                ---------------     ---------------
                                                1999       2000     1999       2000
                                                ----       ----     ----       ----

Numerator:
Net income................................... $ 7,451   $ 8,598   $19,719   $24,824
Denominator:
Denominator for basic earnings per share:
      Weighted average shares outstanding....  20,957    21,079    20,386    21,039
Stock options................................     300       243       345       334
                                              -------   -------   -------   -------
Denominator for dilutive earnings per share..  21,257    21,322    20,731    21,373
                                              =======   =======   =======   =======
Earnings per share:
Basic........................................ $  0.36   $  0.41   $  0.97   $  1.18
                                              =======   =======   =======   =======
Diluted...................................... $  0.35   $  0.40   $  0.95   $  1.16
                                              =======   =======   =======   =======

6.  SEGMENT INFORMATION

         The following table provides certain financial information for each business segment:



                                                        THREE MONTHS                   NINE MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                     ------------------            ------------------
Revenues:                                            1999          2000            1999          2000
                                                     ----          ----            ----          ----

  Government Operations.......................       $ 47,427      $ 55,629        $128,788      $160,839

  Consulting..................................         36,741        49,948         104,016       127,922
                                                     --------      --------        --------      --------

Total.........................................       $ 84,168      $105,577        $232,804      $288,761
                                                     =========    ==========       =========     ========

Income From Operations:

  Government Operations.......................       $  4,772      $  6,516        $ 11,767      $ 18,085
  Consulting..................................          6,845         7,904          19,196        21,833
                                                     --------      --------        --------      --------

Total.........................................       $ 11,617      $ 14,420        $ 30,963      $ 39,918
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

      As an important part of the Company's growth strategy, it has completed combinations with the following firms: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "Spectrum") in March 1998, David M. Griffith & Associates, Ltd. ("DMG") in May 1998, Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998, Control Software, Inc. ("CSI") in February 1999, Norman Roberts & Associates, Inc. ("Roberts") in March 1999, Unison Consulting Group, Inc. ("Unison") in June 1999, Network Design Group, Inc. dba The Center for Health Dispute Resolution ("CHDR") in September 1999, Public Systems, Inc. ("PSI") in October 1999, Crawford Consulting, Inc. ("Crawford") in March 2000, and Valuation Resource Management, Inc. ("VRM") in April 2000. Additionally, the Company acquired substantially all of the assets of the government services division of 3-G International, Inc. ("3GI") in March 2000, and of AssetWorks, Inc. ("AssetWorks") and Technology Management Resources, Inc. ("TMR") in April 2000. Spectrum, DMG, Carrera, Phoenix and CSI were each accounted for as a pooling of interests combination. Roberts, Unison, CHDR, PSI, Crawford, 3GI, AssetWorks, VRM and TMR were each accounted for as a purchase. See "Business Combinations and Acquisitions" below. Prior year amounts have been restated to reflect the combinations with DMG and CSI. The Spectrum, Carrera and Phoenix combinations were accounted for as immaterial poolings of interests and, accordingly, the Company's previously issued financial statements were not restated to reflect these combinations.

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

         BUSINESS  COMBINATIONS AND ACQUISITIONS

         As part of its growth strategy, the Company expects to continue to pursue complementary business combinations to expand its geographic reach, expand the breadth and depth of its services and enhance the Company's consultant customer base. The Company combined with four consulting firms during fiscal 1999, one of which was accounted for as a pooling of interests, and three firms during the first three quarters of fiscal 2000, each accounted for as a purchase. Additionally, the Company acquired substantially all of the assets of two firms and a division of another during the first three quarters of fiscal 2000.

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

         On April 12, 2000, CSI-MAXIMUS, Inc., a wholly-owned subsidiary of the Company ("CSI-MAXIMUS") acquired substantially all of the assets of AssetWorks for $8,613,000. AssetWorks, based in San Antonio, Texas, provides infrastructure management systems for federal, state and local government, universities and K-12 educational systems. In connection with the purchase, the Company recorded intangible assets of $8,661,000. At the time of the acquisition, AssetWorks had 50 employees.

         On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of VRM for $4,500,000. VRM, based in Irving, Texas, provides asset inventorying and valuation services to governments. In connection with the purchase, the Company recorded intangible assets of $4,130,000. At the time of the combination, VRM had 80 employees.

         On April 29, 2000, the Company acquired substantially all of the assets of TMR from SCB Computer Technologies, Inc. for $9,674,000. TMR, based in Omaha, Nebraska, provides operations, consulting services and web-based technology for child support collections programs for state and local governments. In connection with the purchase, the Company recorded intangible assets of $10,036,000. At the time of the acquisition, TMR had 125 employees.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:



                                                       THREE MONTHS           NINE MONTHS
                                                      ENDED JUNE 30,         ENDED JUNE 30,
                                                   -----------------       ------------------
                                                   1999        2000        1999          2000
                                                   ----        ----        ----          ----
Revenues:
  Government Operations Group...............      56.3%        52.7%       55.3%         55.7%
  Consulting Group..........................      43.7         47.3        44.7          44.3
                                                 -----        -----       -----         -----
Total revenues..............................     100.0        100.0       100.0         100.0
Gross Profit:
  Government Operations Group...............      20.0         22.9        19.3          22.5
  Consulting Group..........................      44.1         42.1        42.6          42.5
  Total gross profit as a percent of revenue      30.5         32.0        29.7          31.4
Selling, general and administrative expenses      16.4         17.1        16.3          16.9
Deferred compensation, merger and ESOP
 Expenses...................................       0.2          0.2         0.1           0.1
Amortization of goodwill and other
  Acquisition related intangibles...........       0.1          1.0         0.0           0.6
                                                 -----        -----       -----         -----
Income from operations......................      13.8         13.7        13.3          13.8
Interest and other income...................       1.1          0.3         1.0           0.9
                                                 -----        -----       -----         -----
Income before income taxes..................      14.9         14.0        14.3          14.7
Provision for income taxes..................       6.1          5.9         5.8           6.1
                                                 -----        -----       -----         -----
Net income..................................       8.8          8.1         8.5           8.6
                                                 =====        =====       =====         =====

  THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues increased 25.4% to $105.6 million for the three months ended June 30, 2000 from $84.2 million for the same period in 1999. Government Operations Group revenues increased 17.3% to $55.6 million for the three months ended June 30, 2000 from $47.4 million for the same period in 1999. This increase was primarily due to an increase in the number of contracts in three of the four divisions in the Government Operations Group, and the contribution of $4.0 million of revenue the 2000 quarter from CHDR and TMR, which were both acquired after the quarter ended June 30, 1999. Consulting
Group revenues increased 35.9% to $49.9 million for the three months ended June 30, 2000 from $36.7 million for the same period in 1999. Approximately $8.8 million of the $13.2 million increase in the Consulting Group revenues were revenues from PSI, Crawford, 3GI and AssetWorks, which companies were acquired after the quarter ended June 30, 1999. The remainder of the increased revenues was the result of an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 31.3% to $33.7 million for the three months ended June 30, 2000 from $25.7 million for the same period in 1999. Government Operations Group gross profit increased 34.1% to $12.7 million for the three months ended June 30, 2000 from $9.5 million for the three months ended June 30, 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 22.9% for the three months ended June 30, 2000 from 20.0% for the same period in 1999. The increase was primarily due to improved margins on certain projects in two of the four divisions of the Government Operations Group. The Consulting Group gross profit increased 29.6% to $21.0 million for the three months ended
June 30, 2000 from $16.2 million for the same period in 1999 due to the increased revenues offset by a decreased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit decreased to 42.1% for the three months ended June 30, 2000 from 44.1% for the same period in 1999, primarily due to reduced margins on a few projects in four divisions within the Group.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 30.3% to $18.0 million for the three months ended June 30, 2000 from $13.8 million for the same period in 1999. The increase in SG&A expenses was due to the increased size of the Company in terms of revenue, generated from both internal growth and from acquisitions which is reflected in the increase in the number of employees to 4,100 at June 30, 2000 from 3,155 at June 30, 1999. As a percentage of revenues, SG&A expenses increased to 17.1% for the three months ended June 30, 2000 from 16.4% for the same period in 1999, primarily due to an increase in the number of personnel and capability of the Government & Investor Relations unit and the Information Services unit.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended June 30, 2000, the Company incurred $1.1 million of amortization expense related to the $56.4 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions of Roberts, Unison, CHDR, PSI, Crawford, 3GI, AssetWorks, VRM and TMR.

         INTEREST AND OTHER INCOME. The decrease in interest and other income to $0.4 million for the three months ended June 30, 2000 as compared to $1.0 million for the same period in 1999 was due to a decrease in the average balance of invested funds due to the use of cash for business acquisitions discussed above (see "Business Combinations and Acquisitions.")

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended June 30, 2000 was 41.9% of income before income taxes as compared to 40.8% for the three months ended June 30, 1999. The increase in percentages was due to an increase in the amounts of certain expense items, primarily amortization of intangible assets, some of which are not deductible for tax purposes.

         NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues increased 24.0% to $288.8 million for the nine months ended June 30, 2000 from $232.8 million for the same period in 1999. Government Operations Group revenues increased 24.9% to $160.8 million for the nine months ended June 30, 2000 from $128.8 million for the same period in 1999. This increase was primarily due to an increase in the number of contracts in all four divisions in the Government Operations Group and the contribution of $5.2 million of revenue during the nine months ended June 30, 2000 from CHDR and TMR, which were both acquired subsequent to June 30, 1999. Consulting Group revenues increased 23.0% to $127.9 million for the nine months ended June 30, 2000 from $104.0 million for the same period in 1999. Approximately $18.1 million of the $23.9 million increase in the Consulting Group revenues were revenues from Unison, PSI, Crawford, 3GI and VRM, which companies were acquired after the start of the nine month period ended June 30, 1999. The remainder of the increased revenues was the result of an increase in the number of contracts in the Consulting Group.

         GROSS PROFIT. Total gross profit increased 30.9% to $90.6 million for the nine months ended June 30, 2000 from $69.2 million for the same period in 1999. Government Operations Group gross profit increased 45.5% to $36.2 million for the nine months ended June 30, 2000 from $24.9 million for the nine months ended June 30, 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 22.5% for the nine months ended June 30, 2000 from 19.3% for the same period in 1999. The increase was due to improved margins in three of the four divisions of the Government Operations Group. That increase was offset by the incurrence of costs related to two contracts with the City of New York for which no revenue was recognized due to disputes regarding the registration of the contracts. See "Legal Proceedings." The Consulting Group gross profit increased 22.7% to $54.3 million for the nine months ended June 30, 2000 from $44.3 million for the same period in 1999 closely paralleling the increase in Consulting Group Revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total SG&A expenses increased 28.6% to $40.7 million for the nine months ended June 30, 2000 from $37.9 million for the same period in 1999. The increase in SG&A expenses was due to the increased size of the Company in terms of revenue, generated from both internal growth and from acquisitions, and in the increase in the number of employees to 4,100 at June 30, 2000 from 3,155 at June 30, 1999. As a percentage of revenues, SG&A expenses increased to 16.9% for the nine months ended June 30, 2000 from 16.3% for the same period in 1999, primarily due to the increase in the number of personnel and capability of the Government & Investor Relations unit and the Information Services unit, offset by the receipt of $819,000 from the settlement of a legal action in the second quarter of fiscal year 2000.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the nine months ended June 30, 2000, the Company incurred $1.7 million of amortization expense related to the $56.4 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions of Roberts, Unison, CHDR, PSI, Crawford, 3GI, AssetWorks, VRM and TMR.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $2.5 million for the nine months ended June 30, 2000 as compared to $2.2 million for the same period in 1999 was due to an increase in the average interest rates earned on invested funds and to an increase in the amount of average invested funds.

         PROVISION FOR INCOME TAXES. The provision for income tax for the nine months ended June 30, 2000 was 41.5% of income before income taxes as compared to 40.6% for the nine months ended June 30, 1999. The difference in percentages was due to an increase in the amounts of certain expense items, primarily amortization of intangible assets, some of which are not deductible for tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 2000, cash provided by operations was $6.5 million as compared to cash provided by operations of $15.7 million for the nine months ended June 30, 1999. The primary reason for the decrease in cash provided by operations was the increase in accounts receivable of $11.8 million during the nine months ended June 30, 2000 compared to a much smaller increase in accounts receivable of $0.7 million during the nine months ended June 30, 1999. Accounts receivable at June 30, 2000 total $96.1 million compared to $74.0 million at June 30, 1999, an increase of 29.8% which reflects the revenue growth from the June, 1999 quarter to the June, 2000 quarter of 25.4%. Measured in days of sales outstanding ("DSOs"), the amounts of accounts receivable represent 83 and 80 days of sales at June 30, 2000 and June 30, 1999, respectively. The other major factor affecting cash flow from operations during the nine months ended
June 30, 2000 is the increase in costs and estimated earnings in excess of billings (unbilled accounts receivable) of $5.9 million. Measured in DSOs, these assets have increased to $23.8 million and 20 DSOs at June 30, 2000 from $14.0 million and 15 DSOs at June 30, 1999. The increase in the amount of accounts receivable, billed and unbilled, of 8 DSOs is primarily due to the increase in the mix of Consulting Group revenues from 43.7% of the total revenues for the three months ended June 30, 1999 to 47.3% for the three months ended June 30, 2000. The Consulting Group accounts receivable, both billed and unbilled, have historically averaged significantly higher levels than the Government Operations Group, and recent Consulting Group acquisitions carried similarly high levels of accounts receivables.

         For the nine months ended June 30, 2000, cash used in investing activities was $28.7 million as compared to $68.3 million for the nine months ended June 30, 1999. During the nine months ended June 30, 2000, the Company used $51.2 million in cash for the acquisition of businesses, $2.4 million in cash for the purchase of property and equipment, and $1.4 million in cash for capitalized software development costs, and generated cash from sales of marketable securities totaling $26.3 million. Cash used in investing activities for the nine months ended June 30, 1999 primarily consisted of the purchase of marketable securities totaling $48.7 million with the proceeds from the secondary offering which occurred in December 1998, the purchase of property and equipment totaling $9.9 million and the acquisition of businesses totaling $9.6 million.

         Cash used in financing activities during the nine months ended June 30, 2000 was $1.7 million, which consisted of payments on borrowings of $3.6 million offset by sales of stock totaling $1.9 million to employees through the Company's employee stock purchase plan and equity incentive plan. During the nine months ended June 30, 1999, cash provided by financing activities consisted primarily of the proceeds of $61.0 million from the secondary offering.

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

         FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations regarding its ability to obtain future contracts, expand its market opportunities or attract highly-skilled employees are forward looking statements that involve risks and uncertainties. These risks and uncertainties include legislative changes and political developments adverse to the privatization of the provision of government services; risks related to completed or future acquisitions; opposition from government employee unions; reliance on key executives; impact of competition from similar companies; and legal, economic and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the period ended June 30, 2000.

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

(b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXIMUS, INC.

Date: August 14, 2000             By:/s/ F. ARTHUR NERRET
                                     ---------------------------------
                                     F. Arthur Nerret
                                     Vice President, Finance, Chief Financial
                                     Officer (Principal Financial Officer and
                                     Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.                DESCRIPTION
-----------                -----------
                           Amended and Restated Articles of Incorporation, as amended.  Filed herewith.

                           Executive Employment, Non-compete and Confidentiality Agreement by and between the Company and James M. Paulits.  Filed herewith.

         27                Financial Data Schedules (EDGAR only)

         99                Important Factors Regarding Forward Looking Statements.  Filed herewith.

                                  MAXIMUS, INC.
                              ARTICLES OF AMENDMENT
                                       OF
                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION

         Pursuant to Section 13.1-710 of the Stock Corporation Act under Chapter 9 of the Code of Virginia, as amended, the undersigned certifies as follows:
          1.   The name of the Corporation is MAXIMUS, Inc.
          2. The first sentence of Article SECOND of the Amended and Restated Articles of Incorporation of the corporation is hereby deleted and replaced with the following sentence:
               "The Corporation is authorized to issue 60,000,000 Shares of Common Stock."
         3. This amendment was adopted by the Board of Directors of the Corporation at a meeting held on November 16, 1999 and submitted for approval by the Shareholders of the Corporation at the 2000 Annual Meeting of Shareholders held on February 23, 2000 in accordance with Chapter 9 of the Code of the Commonwealth of Virginia (the "Meeting"). At the Meeting, holders of 19,406,116 shares of the Common Stock of the Corporation were present in person or represented by proxy, which such holders represented a majority in interest of all of the 21,008,709 shares of the Corporation's Common Stock issued and outstanding on the record date of the Meeting and thereby constituted a quorum for consideration of the adoption of this amendment. The Shareholders of the Corporation approved this amendment by a vote of 18,914,305 shares voting "for," 467,399 shares voting "against" and 24,412 shares voting to abstain. No shares of any other class of stock were outstanding and entitled to vote.

                                            MAXIMUS, Inc.

                                            By: /s/ F. ARTHUR NERRET
                                            ------------------------
                                                Name:    F. Arthur Nerret
                                                Title:   Vice President, Finance