Form 10-K
period 2000-09-30
MAXIMUS INC
filed 2000-12-27
CIK 1032220

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2000
Commission file number: 1-12997

MAXIMUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA (State or Other Jurisdiction of Incorporation or Organization)	54-1000588 (I.R.S. Employer Identification No.)

11419 Sunset Hills Road, Reston, Virginia 20190
(Address of Principal Executive Offices Including Zip Code)

Registrant's telephone number, including area code: (703) 251-8500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value
(Title of Each Class)

New York Stock Exchange
(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES /x/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 18, 2000 was $429,793,419 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the voting stock, including shares held by affiliates was $698,046,789). There were 21,152,933 shares of the registrant's Common Stock outstanding as of December 18, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on March 6, 2001, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of September 30, 2000, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. Business.

Overview

    MAXIMUS, Inc. ("MAXIMUS" or the "Company"), is a leading provider of program management and consulting services to government agencies throughout the United States. Since its inception in 1975, the Company has been at the forefront of innovation in meeting its mission of "Helping Government Serve the People®." The services that MAXIMUS provides are designed to make government operations more efficient and cost-effective while improving the quality provided to program beneficiaries. The Company applies an entrepreneurial, private sector approach, utilizing advanced technology in projects in almost every state in the nation and in a few markets in foreign countries.

    MAXIMUS has conducted its operations through two groups: the Government Operations Group and the Consulting Group. See Note 13 to the Consolidated Financial Statements included as Item 8 of this Annual Report on Form 10-K for certain financial information related to each of the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment, children's health insurance and disability services programs. In fiscal 2000, the Company further expanded the Government Operations Group's child support enforcement services program by acquiring substantially all of the assets of Technology Management Resources ("TMR"). The Consulting Group provides planning and management, information technology, e-Government services, strategic program evaluation, program improvement, financial management, revenue maximization, and other public sector-related consulting services to government agencies, as well as providing government agencies with proprietary software in select niche markets, government program integration services, and e-Government systems design services. The Company provides its clients with multiple delivery systems for its products, including Application Service Provider ("ASP") technology. In fiscal 2000, the Company continued its strategy of expanding its capabilities by acquiring seven additional firms, and it estimates that it continues to be the largest provider of general consulting management services to state and local government agencies in the United States.

Market Opportunities

    The Company believes that providing program management and consulting services to government agencies continues to represent a significant market opportunity. Federal, state and local government agencies in the United States spend more than $250 billion annually on the health and human services programs to which the Company markets its services, including Medicaid, Food Stamps, Temporary Assistance to Needy Families, Child Support Enforcement, Supplemental Security Income, General Assistance, Child Care and Child Welfare. The state-operated programs alone cost an estimated $26.2 billion annually to administer. This figure does not include administrative costs for Medicare and Title II Disability Insurance, which are administered without state assistance. The following chart sets forth available data from U.S. government publications for programs served by the Company:

State-Operated Program	Estimated Number of Beneficiaries Served	Estimated Annual Administrative Expenditures
Medicaid	40.6 million	$6.9 billion
Children's Health Insurance	10.6 million	4.8 billion
Food Stamps	19.8 million	4.0 billion
Temporary Assistance to Needy Families	7.2 million	2.3 billion
Child Support Enforcement	11.9 million	3.6 billion
Supplemental Social Security Income	6.6 million	2.5 billion
General Assistance/Social Services/Other	10.1 million	2.1 billion

	106.8 million	$26.2 billion

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

    All states and many local governments are taking action to respond to welfare reform. Some of these actions include enlisting the advice of specialized management consultants on ways to more efficiently and effectively administer their health and human services programs and by outsourcing the management of such programs completely. As a result, MAXIMUS, for example, has been awarded performance-based contracts to manage health care enrollment services contracts for government agencies in Michigan, Texas, New York, New Jersey, California, Colorado, Vermont and Massachusetts. MAXIMUS has also been retained by numerous states and municipalities to provide welfare-reform related consulting services.

    A more recent initiative at the federal level is the Balanced Budget Act of 1997 (the "Balanced Budget Act"), which established, among other programs, the State Children's Health Insurance Program (the "Children's Health Insurance Program"). This program provides federal matching funds to enable states to expand health care to targeted uninsured, low-income children over a five-year period. Under the Balanced Budget Act, the federal government made $39.7 billion available over ten years to states with federally-approved plans to expand state Medicaid programs, initiate new insurance programs or combine approaches. In June 1998, the Clinton administration also mandated sweeping protections to Medicare beneficiaries, including increased access to health plans by persons with pre-existing illnesses, added protections for women and non-English speaking beneficiaries and increased availability of specialists. Given the breadth and depth of the Company's expertise, it believes it is well positioned to capitalize upon these new opportunities to assist states in planning, implementing and maintaining the increased enrollment and outreach that will be required by these new federal initiatives.

    As national concern continues regarding the rights of enrollees in managed care plans, MAXIMUS added an important element to its services through its acquisition of Network Design Group, Inc. d/b/a The Center for Health Dispute Resolution ("CHDR") in September 1998. CHDR operates the nation's largest system for the resolution of managed care medical service appeals through independent external review. CHDR offers an efficient and cost-effective external review system that impartially resolves disputes among health plans, subscribers and providers. CHDR is the sole national contractor to the Federal Health Care Financing Administration for external appeals in the Medicare Managed Care Program. CHDR has rapidly expanded its offerings into state government, currently providing external review services to 15 states.

    Another emerging market created by changes in legislation or government policy is helping states and municipal governments comply with Governmental Accounting Standards Board (GASB) Statement No. 34. GASB 34 requires government entities to properly value and account for their capital assets and infrastructure. Compliance with these new rules will be phased in over a five-year period beginning in 2001, with sanctions levied for non-compliance. The Company's cost accounting consulting practice, combined with the services of Valuation Resource Management, Inc. ("VRM"), provides governments with a one-stop vendor to ensure compliance with GASB 34.

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

    The Company believes that state and local governments will continue to seek its services despite the effect of economic cycles on government budgets. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to deliver services to their citizens. In recent years, as governments at all levels have experienced budget surpluses, new programs (such as the Children's Health Insurance Program) have been initiated to assist even more sectors of society, increasing the population of beneficiaries of the Company's services. In more austere times, the population enrolled in existing government health and welfare programs expands, requiring governments to spend more to administer these programs, while facing increased pressure to do so cost-effectively. As a result, even in depressed economic cycles, the Company's business has continued to expand.

    The Company is recognized as a principal partner of state and local governments for program management and consulting. With more than 130 offices located throughout the nation, the Company has the local presence and decentralized organization to promote relationships with the executive and legislative branches of state and local governments. With more than 4,200 employees nationwide, the Company has more specialized resources than most state, city or county government agencies.

Strengths and Differentiations

    The Company believes that it has been a pioneer in offering state and local government agencies a private sector alternative to internal administration of government programs. The Company has also successfully increased the breadth of its service offerings to meet demands from government agencies. The following business strengths and differentiating characteristics position MAXIMUS to capitalize on the significant market opportunities presented by the changing environment of how government provides services to its citizens:

    Single Market Focus.  The Company believes that it is the largest company dedicated to providing program management and consulting services exclusively to government health and human services agencies, as well as the largest company providing general management consulting services exclusively to state and local government agencies. The Company has accumulated a detailed knowledge base and understanding of the regulation and operation of health and human services programs that allows it to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. The Company believes that the size, depth and breadth of its health and human services program expertise and related areas of government program management differentiate it from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to understand the complex nature of serving government agencies.

    Market Leading Consulting Capabilities.  During fiscal 2000, the Company continued to expand its practice by acquiring seven firms that broaden the technical capabilities of the Company: VRM, Public Systems, Inc. ("PSI"), Crawford Consulting Group, Inc. ("CCI"), Strategic Partners International ("SPI"), certain assets of Asset Works, Inc. ("Asset Works"), certain assets of TMR and the consulting capabilities of 3-G International, Inc. ("3GI"). These combinations increased the number of the Company's consultants and information technology professionals to over 1,000 and increased the Company's technical expertise in Oracle, Java and smart-card development. The Company believes it has the largest management consulting practice dedicated to serving state and local government in the United States. The Company believes that the expansion of its consulting practice provides it with significant competitive advantages including: (i) a more predictable source of revenues with operating margins similar to the established Consulting Group practice; (ii) a significant pool of experienced consultants with an established knowledge base, re-useable methodologies and valuable relationships with members of the executive and legislative branches of state and local governments; (iii) a broader suite of consulting services that are increasingly demanded by state and local governments seeking a single-source provider of program management and consulting services including cost accounting; human resources consulting; executive recruiting; fleet management; software and systems integration; strategic planning, evaluation and implementation for government; electronic commerce and "smart card" technologies; and (iv) a broader client base that facilitates cross-selling opportunities between the Consulting Group and Government Operations Group.

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

    Wide Range of Services.  Many of the Company's clients require their vendors to provide a broad array of service offerings, which many of the Company's competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise. The Company's experience in a wide range of services enables it to better pursue new business opportunities and to position itself to be a leading e-Government consulting and implementation force, as well as a single-source provider of program management, consulting and information technology services to state and local government agencies.

    Proprietary Case Management Software Program.  The Company developed a proprietary automated case management software program called the MAXSTAR® Human Services Application Builder ("MAXSTAR®"). MAXSTAR® is a software platform that allows the Company to reduce project implementation time and cost. In 2000, MAXIMUS added Oracle-based developments to compliment and further enhance MAXIMUS' capabilities with Human Services Applications. Because government agencies are often required to manage vast amounts of data and large numbers of cases without access to advanced technology and experienced professionals, the Company believes that MAXSTAR®, together with the Company's experienced information technology professionals, is a key element of its success.

    Experienced Team of Professionals.  The Company has assembled an experienced management team of former government executives, state agency officials, information technology specialists and other professionals with backgrounds in the public health and human services industry. The Company's employees understand the problems and challenges faced in the marketing, assessment and delivery of government agency services. Furthermore, as state and local government administrators are subject to changing legislative and political mandates, the Company has developed strong relationships with experienced political consultants who inform and advise the Company with respect to strategic marketing opportunities and legislative initiatives.

Growth Strategy

    The Company's goal is to be the leading provider of program management and consulting services to government agencies. The Company's strategy to achieve this goal includes the following:

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

    Aggressively Pursue New Business Opportunities.  The Company believes that, throughout its 25-year history, it has been a leader in developing innovative solutions to meet the evolving needs of state and local health and human services agencies. The Company plans to expand its revenue base by: (i) marketing new and innovative program management solutions to the Company's extensive client base; (ii) expanding the Company's client base by marketing the Company's experience and established methodologies and systems; (iii) investing in early identification of government bid opportunities; and (iv) submitting competitive bids that leverage the Company's proven solutions for past projects.

    Continue to Add a Range of Complementary Consulting Services.  The Company intends to continue to broaden its range of consulting services in order to respond to the evolving needs of its clients and provide cross-selling opportunities. The Company intends to continue to acquire or internally develop innovative consulting practices, technologies, and methodologies that are required by government entities in order to effectively deliver public services.

    Pursue Strategic Acquisitions.  Given the highly fragmented structure of the government services and consulting marketplace, the Company believes that it will continue to successfully identify and pursue attractive acquisition opportunities. Acquisitions can provide the Company with a rapid, cost-effective method to broaden its services, increase the number of professional consultants, broaden its client base, cross-sell additional services, establish or expand its presence geographically and obtain additional skill sets. The recent acquisitions of TMR, CCI, VRM, Asset Works, PSI, SPI, and the consulting capabilities of 3GI have increased the Company's client base and broadened the technical capabilities of the Company in areas such as Oracle and Java development, smart card technologies, and web-based information systems.

    Recruit Highly Skilled Professionals.  The Company continually strives to recruit top management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to complex problems presented by resource-constrained government program agencies. The Company also seeks to attract middle-level consultants with a proven track record in the health and human services field and a network of political contacts to leverage the Company's existing management infrastructure, client relationships and areas of expertise.

Government Operations Group

    The Company's Government Operations Group is comprised of four divisions specializing in the administration and management of government health and human services programs.

    Child Support Division.  The Company assists state and local government agencies in operating full-service and specialized-service child support projects. Projects span a broad range of services, including outreach, intake, paternity establishment, support order establishment, collections, customer service, enforcement, location, modification, interstate establishment and enforcement, and payment processing. By acquiring the assets of TMR in April 2000, this division added child support operations and system consulting services to its service offerings specializing in the application of new technologies, quality assurance and training. The Company believes that it has one of the largest Child Support Enforcement ("CSE") staffs in the private sector with over 700 professionals. The Company has been performing these services since 1976, which the Company believes is longer than any other private sector firm in the United States. The Company is currently engaged in the management of CSE programs in 10 states, providing full child support services and specialized services for over 1.1 million cases. More specifically, its Customer Service operations, including four stand-alone customer service projects, are projected to handle three million telephone calls from customers during this upcoming year.

    Health Management Services Division.  The Company provides a variety of project management services for Medicaid programs with a particular emphasis on large-scale managed care enrollment projects. In these projects, the Company provides recipient outreach, education and enrollment services; an automated information system customized for the particular state; data collection and reporting; collaborative efforts with community-based organizations and advocacy groups in conducting outreach and education activities; design and development of program materials; health plan encounter data analysis and reporting; and care coordination for Early and Periodic Screening, Diagnosis and Treatment services. The Company currently provides managed care enrollment contract services to more Medicaid recipients than any other public or private sector entity in the country, operating projects for the states of California, New York, Texas, Michigan, Colorado, Vermont, Massachusetts, New Jersey and Montana. The Company also administers programs for uninsured and underinsured children as part of the Children's Health Insurance Program in various states, including Michigan, Massachusetts, New Jersey, Kansas, and Iowa. The Company has created a Center for Health Literacy and Communication Technologies to advance the understanding of the relationship between health and literacy and to develop communications that are easy for less literate populations to understand and use. CHDR operates the nation's largest system for the resolution of managed care medical service appeals through independent external review. CHDR offers an efficient and cost-effective external review system that impartially resolves disputes among health plans, subscribers and providers. CHDR is the sole national contractor to the Federal Health Care Financing Administration for external appeals in the Medicare Managed Care Program. CHDR has rapidly expanded its offerings into state government, currently providing external review services to 15 states.

    Workforce Services Division.  The Company manages welfare-to-work programs by providing a wide range of services, including eligibility determination, emergency assistance, job referral and placement, transition services such as child care and transportation, community work training services, job readiness preparation, case management services and selected educational and training services. The Company's typical welfare-to-work contract involves the engagement of the Company for a period of three to five years. The Company has served over 300,000 welfare recipients in numerous states, and has achieved an average employment placement rate in excess of 80%. During the 2000 fiscal year, the Company placed nearly 17,500 welfare recipients into jobs. For example, the Company has managed a three-year welfare reform contract in Milwaukee County, Wisconsin, and was awarded a $30 million two-year extension. In 1999, the Company was awarded a $17 million contract to provide eligibility and employment services as a pilot program for the State of Arizona with the potential for program expansion to a rural area this year and then statewide. The Company was also awarded a contract in Los Angeles County, California totaling $9.4 million over two years and a $7 million contract in the District of Columbia. Contracts in Montgomery County, Maryland, Prince Georges County, Maryland, and Delaware have been re-awarded to the Company in response to its bids. The contract in Illinois for Supplemental Security Income for children was also renewed for nine years. The Company continues to provide statewide child care services in Connecticut and Hawaii. In addition, the Company expanded its child care engagements with the award of an $11.4 million contract in Georgia for statewide child care payment processing.

    Federal Services Division.  The Company provides a host of large-scale, nationwide management services geared toward emerging market areas. Areas of specialization include disability services, vocational rehabilitation, youth services, services for the elderly, substance abuse/mental health services and justice administration support services. In 1995, MAXIMUS became the first company to operate a national case management and monitoring program for disability beneficiaries when it contracted with the Social Security Administration ("SSA") to provide referral and monitoring services to beneficiaries with drug or alcohol disabilities. In 1999, MAXIMUS was awarded the first SSA contract to provide employability planning and support services to disabled youth in order to assist them in entering the workforce. In 2000, MAXIMUS was awarded the first nationwide contract to assist disabled adult beneficiaries in leaving the disability rolls. Over the course of this five-year program, MAXIMUS will establish thousands of employment networks nationwide, and assist over 13 million beneficiaries with employment services. Other emerging areas being developed by the division include the area of justice administration and services for the elderly. In the area of justice administration, MAXIMUS was one of three firms awarded a nationwide contract with the Department of Justice to provide a full range of program evaluation, auditing, investigative, technology, and other support services to all Department of Justice agencies. This contract has been expanded to open up services to the entire Federal Government. Innovative services for the elderly include a new contract awarded to MAXIMUS in 2000 to assist seniors in the Commonwealth of Massachusetts who are receiving Medicare and Medicaid with enrollment in managed care services. Under this first of its kind federal/state partnership between the Health Care Financing Administration ("HCFA") and the Commonwealth of Massachusetts, MAXIMUS is responsible for the development of the program protocol, and the operation of the pilot program. The Company intends to continue to leverage this experience by pursuing other large-scale program management contracts with other government agencies.

Consulting Group

    The Company's Consulting Group is comprised of the following nine divisions: the Systems Planning and Integration Division, the Information Technology Division, the Human Services Division, Spectrum-MAXIMUS, DMG-MAXIMUS, Carrera-MAXIMUS, CSI-MAXIMUS, Public Systems and Intelligent Technologies.

    Systems Planning and Integration Division.  The Company believes that its Systems Planning and Integration Division is a leading provider of strategic information management, procurement and contracting, systems quality assurance and systems implementation services to the rapidly expanding state health and human services and child support enforcement agency market. Using an experienced team of skilled project managers and information technology professionals, the Company has, in multiple projects across numerous states, assisted clients in the planning, design, procurement and implementation of information systems totaling nearly $1 billion. These complex, high-profile systems-which have ranged from $5 million to over $100 million and from 200 to 2,000 users-serve as the mission critical infrastructure for over $30 billion in annual health and human services expenditures. The potential market for the division's services has continued to expand in recent years. Children services systems have been an area of high growth over the past year, with work in 15 additional states targeted for marketing efforts this year. Welfare reform is forcing dramatic changes in eligibility systems for welfare programs. The number of work force development programs sponsored by the Department of Labor is also increasing. Significant changes as a result of the Health Insurance Portability and Accountability Act ("HIPAA") will impact all Medicaid Management Information Systems ("MMIS") in a manner that presents an opportunity in all 50 states to assess the technology and functionality of the MMIS systems and plan for the implementation of the substantial legislative changes. Given the Company's successful track record, core competencies and national market presence, the Company believes that it is well positioned to take advantage of the increased nationwide emphasis in state government on eligibility systems, MMIS, child welfare services and child support enforcement. Additionally, the Company believes that synergies between the Company's Consulting and Government Operations Groups and other strategic hires will uniquely position the Company to take advantage of the new market opportunities in all the health and human services program areas.

    Information Technology Division.  The Information Technology Division assists state and local government agencies in the development of strategies for moving toward a more sophisticated use of information technology to meet their business goals and objectives. The Division includes four practices: e-Justice and Public Safety—Criminal Justice Information Systems ("CJIS") Integration Team; e-Justice and Public Safety—CCI-MAXIMUS; Evaluations and Surveys; and IT Services. The e-Justice and Public Safety practice addresses individual and collaborative solutions for the e-justice and public safety community with the division's two major components, the CJIS Integration Team and CCI-MAXIMUS. The CJIS Integration Team works with multiple agencies such as: state and local police; county sheriffs; Family, District, and Superior Courts; the Offices of the Attorney General, Public Defender, and District Attorney; Adult and Juvenile Correction; Probation and Parole; Pardons Board; County Jails; Bail Commission, and the Department of Motor Vehicles. The CJIS Integration Team is currently responsible for the project management of the State of Connecticut Offender Based Tracking System ("OBTS")—a statewide initiative that provides the location, classification, and status of an offender. CCI-MAXIMUS supports the CourtView® 2000 and JuryView™ 2000 products. CourtView® 2000 supports all court divisions (such as Criminal, Civil, Family, Traffic, and Probate) in their case management and financial processes. Additional CourtView® 2000 modules support prosecutors, public defenders, probation officers, and juvenile detention centers. CourtView® 2000 automates the imaging, case management, docketing, scheduling, financial processing, and report generation of cases at all stages of the judicial process. JuryView™ 2000 is a jury management system that provides for the management of the jury process, including creation and maintenance of master jury lists; notice generation; jury attendance and payment; creation of an annual list; randomization of jurors; and statistical reports. CCI-MAXIMUS offers a web-based public access module, which is now successfully installed in several counties and is available to all CCI-MAXIMUS clients. A web-based electronic filing module used by attorneys directly interfaces to the CourtView® 2000 product. RecordView® 2000 is an interactive, menu-driven system that automates a county recorder's office. RecordView® 2000 provides document imaging, receipting, entry, indexing, and maintenance information that are automatically updated at the time of data input, providing up-to-the-minute information accessibility. In addition to its receipting and recording capabilities, the system uses document-imaging technology that allows users to scan, store, recall, and print documents. This automated system provides instant access to data and paper-based information. CCI-MAXIMUS supports over 5,000 concurrent users at over 150 sites in Ohio, Florida, Michigan, Arkansas, Indiana, Massachusetts, California and New York.

    Human Services Division.  The Company's Human Services Division provides program planning and implementation, revenue maximization, collection/refinancing of educational debt expertise and evaluation consulting assistance to human services, health and education agencies in state, local and federal government. The Company has completed comprehensive welfare reform planning and implementation projects, and has been engaged by the Commonwealth of Pennsylvania to provide comprehensive analysis and assistance in ensuring federal compliance in their child welfare and juvenile justice claims program. The division has expanded its services in the collection of delinquent student loans and the consolidation/refinancing of debts for the borrowers. Revenue maximization projects, which involve increasing federal financial participation in state and county human services programs and local school districts, are generally carried out on a contingency fee basis. The Company assists several states in facilitating claims for additional services through the Temporary Assistance to Needy Families ("TANF") program and has many other ongoing revenue maximization projects. Revenue maximization projects have been completed in 24 states. These states have received more than $850 million in additional federal revenue as a result of the Company's efforts and the Company expects current projects to yield another $650 million in new federal revenue.

    Spectrum-MAXIMUS.  The Company's Spectrum-MAXIMUS Division provides management consulting services that focus on assisting large public sector organizations in solving complex business problems related to automation. Spectrum-MAXIMUS has engagements in all areas of government, including the legislative, executive and judicial branches, and has extensive knowledge of the fiscal structure of states through its experience with state auditors, comptrollers and treasurers as well as a significant understanding of the programmatic areas of state government through close contact with many types of state agencies. The Company provides a variety of information technology services, including project planning and management; quality assurance monitoring and assessment for child welfare, healthcare and financial management systems; strategic planning; and advanced technologies.

    DMG-MAXIMUS.  DMG-MAXIMUS provides a broad array of consulting services to state and local governments. These services include accounting, activity-based costing, cost of service and user fee studies; executive recruitment and classification and compensation studies; airport expansion financial feasibility studies and retail planning and management; capital asset management; performance improvement in emergency services; public works, fleet and rights-of-way management; public housing; and utilities management. DMG-MAXIMUS provides consulting services to over 5,000 clients each year. Many of them have been DMG-MAXIMUS clients for 20 years or more. This client base includes 27 of the 30 largest counties, 49 of the 50 largest cities, all of the 50 states, 100 colleges and universities, 50 airports and many smaller governmental agencies. Joint marketing and service delivery to this client base with other divisions of MAXIMUS were highly successful during 2000, providing a solid foundation for business growth in the future. In 2000, DMG-MAXIMUS acquired VRM, an asset management consulting company, and SPI, an activity-based costing consulting company. DMG-MAXIMUS also acquired a web-enabled student information system, which expanded the services that the Company offers to over 14,000 public school districts.

    Carrera-MAXIMUS.  Carrera-MAXIMUS consultants work almost exclusively with government and educational entities to implement PeopleSoft and Great Plains Enterprise Resource Planning ("ERP") Software Solutions. The division's goal is to deliver cost-efficient and technology-based business solutions. ERP software application services provided by this division include: customer information systems/utility billing; financial systems; human resources management systems; procurement systems; and student administration systems. Carrera-MAXIMUS also delivers the following ERP related services: application service provider or application hosting; application development, maintenance and support; business process re-engineering; end-user training; enterprise help desk; upgrades; and workflow. Carrera-MAXIMUS is a PeopleSoft consulting alliance partner. Carrera-MAXIMUS is one of the only certified PeopleSoft Application Systems Providers ("ASP") that is dedicated exclusively to offering government organizations operational access to these applications modules over the Internet. Great Plains sells, implements and supports its products through its partner network consisting of value-added resellers ("VARs"). MAXIMUS is the preferred VAR to implement Great Plains ERP Software Solutions in the public sector. Carrera-MAXIMUS also owns and maintains a property tax solution, Dakota Programs, geared specifically for North Dakota counties. The division currently provides annual support to over twenty counties. Carrera-MAXIMUS has successfully implemented or supported over 80 financial or human resource management systems for over 50 public sector clients.

    CSI-MAXIMUS.  The CSI-MAXIMUS Division expanded its capabilities through the acquisition of substantially all the assets of San Antonio-based Asset Works, a leading provider of facility management systems in the university market, in Spring 2000. CSI-MAXIMUS is now positioned to offer a suite of asset management solutions that maintain and manage physical assets, including fleet, fuel, facility, space and fixed assets. Leveraging the Internet and e-commerce technologies, CSI-MAXIMUS provides complete and scalable solutions to over 300 customers including government agencies, public utilities, mass transits, K-12 education systems and universities. The ongoing mission of the division is to develop best-of-breed systems that set industry standards for functionality and technological innovation. All of CSI-MAXIMUS systems integrate with major ERP solutions and promote accountability and cost management. Among the achievements in 2000 were the expansion of the data center and new contracts with Greyhound Lines (as an application service provider), the City of Chicago, the Southeastern Pennsylvania Transit Authority ("SEPTA") and the City of New York (add-on fleet contract). In 2001, the division will launch its Internet-based fleet management system.

    Public Systems Division.  The Public Systems Division of the Company provides systems development, integration and implementation services to public sector health and human services agencies in the U.S. and abroad. This division develops modern, web-based solutions for public sector agencies engaged in the provision of services to citizens. These solutions allow the agencies to take advantage of the Internet and to lower the cost of maintaining and supporting their large application systems. The division is also involved in the development of web portals designed to facilitate the access of disadvantaged citizens to program information on the Internet. The division is currently offering these services through a series of projects in Utah for Medicaid Managed Care, in Egypt for a large chain of public sector hospitals, and in Delaware to a variety of agencies providing social services to citizens. The division also has strategic alliances with organizations in Argentina, Brazil, and Egypt.

    Intelligent Technologies Division.  The Company's newly formed Intelligent Technologies Division combines the resources of the former Phoenix-MAXIMUS Division and the 3GI-MAXIMUS Division, which was added in April 2000. The Intelligent Technologies Division provides health, transportation, education, banking and human services clients with expert assistance in planning, implementing and evaluating Electronic Funds Transfer, Electronic Benefits Transfer ("EBT"), Electronic Payment Systems, smart card technology, biometric recognition systems, and e-Commerce and e-Government consulting services, as well as applications and related technologies. Responding to pressures to provide more time- and cost-efficient services, public-sector entities are increasingly following the general trend of moving from paper-based to electronics-based systems. In addition to its cost efficiencies, e-Government technologies can provide more accurate record keeping, minimize paper transactions and offer greater security against fraud and theft. For instance, recognizing the advantages of EBT systems, which permit a recipient to transfer his or her public-assistance benefits directly from a government account to the product or service vendor, the federal government has mandated that all states must convert to EBT issuance under the Food Stamp Program by October 2002. In over 35 states, the Intelligent Technologies Division has assisted clients in making the conversion to electronic commerce. Recognizing the potential efficiencies of moving to smart card technology, the United States General Services Administration has awarded a 10-year contract to MAXIMUS and four other companies to implement the technology throughout the government. The potential value of the contract is $1.5 billion. The Company has become a recognized expert in this field, having delivered lectures at influential card-technology conferences such as CardTech/SecurTech and the National Automated Clearinghouse Association ("NACHA"). The Company has also conducted training seminars for entities such as the U.S. Office of Management and Budget, the U.S. Joint Financial Management Improvement Program, American Banking Association and the Food Marketing Institute, as well as having been a primary consultant to Vice President Gore's Federal EBT Task Force.

Subsequent Change in Organizational Structure

    In October 2000, the Company reorganized its divisions in order to better focus and manage the Company's existing and future technology assets. The Company's core technology assets have been organized under the newly created Systems Group. The divisions moved to the Systems Group include Carrera-MAXIMUS, CSI-MAXIMUS, Public Systems, Intelligent Technologies, and CCI-MAXIMUS (formerly included in the Information Technology Division). The core consulting divisions such as Systems Planning and Integration, Human Services, Spectrum-MAXIMUS and DMG-MAXIMUS will remain in the Consulting Group.

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

    At September 30, 2000 and 1999, the Company's total backlog for services was approximately $435 million and $311 million, respectively. Of these amounts, approximately $268 million was attributable to backlog for Government Operations Group services and approximately $167 million was attributable to backlog for Consulting Group services at September 30, 2000, and approximately $222 million was attributable to backlog for Government Operations Group services and approximately $89 million was attributable to backlog for Consulting Group services at September 30, 1999.

Marketing and Sales

    The Company's Government Operations Group and Consulting Group obtain program management and systems development or installation contracts from state and local authorities by responding to Requests For Proposals ("RFPs"). Whenever possible, prior to the issuance of an RFP, senior executives in the Government Operations Group work with senior government representatives, such as a state's governor, members of the governor's staff and the heads of health and human services agencies to encourage them to outsource certain health and human services functions. To identify opportunities to work with government officials at early stages and to optimize the government's receptivity to the Company's proposal to provide program management services, the Company establishes and maintains relationships with elected officials, political appointees and government employees. The Company engages marketing consultants to establish and maintain relationships with these client representatives. The Company's marketing consultants provide introductions to government personnel and provide information to the Company regarding the status of legislative and executive decision-making.

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

    The Consulting Group generates leads for consulting contracts by tracking bid notices, employing marketing consultants, maintaining relationships with government personnel, communicating directly with current and prospective clients, and increasingly, through referrals and cross-selling initiatives from other divisions of the Consulting Group. The Consulting Group participates in professional associations of government administrators and industry seminars featuring presentations by Company personnel. Senior executives from the Consulting Group develop leads through on-site presentations to decision-makers. In many cases, consulting contracts, like program management contracts, are obtained after responding to a formal RFP. The Consulting Group's efforts in generating a lead prior to the RFP can facilitate the Company's insight in responding to a particular RFP. A portion of the Consulting Group's new business arises from prior client engagements, in which case the Company may be the sole source of services. The Company also expects to leverage the client relationships of firms it acquires by cross-selling its existing services. Furthermore, clients frequently expand the scope of engagements during delivery to include follow-on complementary activities.

Competition

    The market for providing program management and consulting services to state and local health and human services agencies, as well as to public sector clients generally, is competitive and subject to rapid change. The Company's Government Operations Group competes for program management contracts with local non-profit organizations such as the United Way and Goodwill Industries, government services divisions of large companies such as Lockheed Martin Corporation and Electronic Data Systems, Inc., managed care enrollment companies such as Benova and ACS and specialized service providers such as Andersen Consulting and Policy Studies Incorporated. The Company's Consulting Group competes with the consulting divisions of the "Big 5" accounting firms as well as Electronic Data Systems, Inc. and many smaller consulting firms. The Company anticipates that it will face increased competition in the future as new companies enter the market, but that its experience, reputation, industry focus and broad range of services provide significant competitive advantages which the Company expects will enable it to compete effectively in its markets.

Government Regulatory Framework

    The largest market for the Company's services exists under a United States federal regulatory framework of social programs that are largely implemented at the state or local level. The following summarizes this framework:

    Financial Assistance and Workforce Programs.  Under Welfare Reform legislation, the federal government combined its major welfare and employment initiatives into a single program, TANF. Under TANF, the federal government makes "block grants" of funds to the states, to be administered at the state level in programs that include certain mandatory work, education and job-related activities, including job training and job search for the purposes of: (i) providing needy families with time-limited assistance in order to end their dependency on government benefits and achieve self-sufficiency; (ii) preventing and reducing out-of-wedlock pregnancies, especially teenage pregnancies; and (iii) encouraging the formation and maintenance of two-parent families. While the federal act provides general requirements, states must determine how these requirements will be met.

    The Workforce Investment Act of 1998 represents a major reform of the country's job training system. This Act was implemented by all states in July 2000, replacing the then-existing workforce programs, including the Joint Training Partnerships Act programs. The purpose of this Act is to build a workforce delivery system that enables individuals interested in upgrading their skills and advancing their career goals. The Act is designed to create a revitalized workforce system that integrates currently fragmented services and reduces the duplication of efforts by a variety of workforce agencies.

    General Assistance/General Relief Programs.  There are also General Assistance or General Relief programs that are administered by the states. These welfare programs are not federally reimbursed and generally serve persons not eligible for other federal programs. By their nature, they are very restrictive in terms of eligibility requirements since states must pay 100% of both the benefit and administrative costs. The eligibility requirements for these programs vary by state and sometimes by county within the state. Forty-two states currently have General Assistance programs in operation. Thirty-three of these states operate the program in only a portion of the state.

    Food Stamp Program.  The Food Stamp Program is a federally funded program that is administered by the states. The purpose of the program is to increase the food purchasing power of eligible low-income households to a point at which they can buy a nutritionally adequate, low-cost diet. The program subsidizes food purchases through the issuance of food stamps or through issuance of electronic cards. Food stamp program benefits are paid entirely by the federal government and food stamp program administrative costs are shared 50/50 with the states, except that states with low error rates may have up to 60% of their administrative costs reimbursed. Eligibility for TANF or Supplemental Social Security Income also ensures eligibility for food stamps.

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

    Child Support Enforcement.  The federal Child Support Enforcement program, authorized under Title IV-D of the Social Security Act, was established in 1975 in response to the increasing failure of many parents to provide financial support to their children. The purpose of the CSE program is to help strengthen families and reduce welfare dependency by placing the responsibility for supporting children on the parents rather than on the government. State governments are generally required to locate absent parents, establish paternity if necessary, obtain judicial support orders and collect the support payments required by those orders. CSE has been the subject of close scrutiny in recent years and is an area of health and human services where government has sought significant private sector involvement including full-service program management efforts.

    The Child Support Enforcement Amendments of 1984 mandated that state CSE information systems, in order to receive matching federal funding, must meet certain federal functional requirements covering case initiation, case management, database linkage, financial management, enforcement, security, privacy and reporting. The Family Support Act of 1988, effective October 1992, mandated enhanced functional requirements for state CSE systems, including the implementation of automated systems able to interface electronically with other state systems such as Welfare, driver and vehicle registration and Medicaid systems. In 1996, the Welfare Reform Act changed the federal incentive system, required centralized payment processing centers and modified the distribution rules to provide more funds to families.

    Medicaid, Medicare and the Children's Health Insurance Program.  Medicaid and Medicare were implemented under Titles XIX and XVIII of the Social Security Act. Medicaid is a federal-state matching entitlement program that provides reimbursement for the cost of medical care to low-income individuals who are aged, blind, disabled or TANF beneficiaries and to certain pregnant women and children. Within broad federal guidelines, each state designs and administers its own program. Eligibility and claims processing systems are automated by each state to handle this program, which is typically the largest line item in a state budget. Federal assistance is also available on a waiver basis for managed care enrollment for Medicaid recipients and similar populations. Medicare is a federal entitlement program providing reimbursement of a portion of the cost of medical care provided to the elderly. The Children's Health Insurance Program is a $20 billion program implemented in each state under the authority of Title XXI of the Social Security Act to provide health care for children whose family income is near the poverty level.

Human Resources

    As of September 30, 2000, the Company had 4,205 employees, consisting of 2,810 employees in the Government Operations Group, 1,212 employees in the Consulting Group and 183 corporate administrative employees. The Company's success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. In connection with its hiring efforts, the Company employs a full-time human resources coordinator, retains several executive search firms and relies on personal and business contacts to recruit senior level employees for senior management positions in the Government Operations Group and Consulting Group and for senior administrative positions. When the Company's Government Operations Group is awarded a contract by a state or local government, the Company is often under a tight timetable to hire project leaders and case management personnel to meet the needs of the new project. To meet such needs, the Company engages in intensive short-term hiring efforts at the project's location.

    The Company's hiring focus is to identify candidates who are well-suited by background and temperament to serve the Company's government clients. The Company's Government Operations employees are largely drawn from government employment positions, while the Consulting Group employees are largely selected from other consulting organizations and government agencies.

    The Company offers employees an internal training program designed to enhance professional skills and knowledge. Courses are offered throughout the year and include human resources topics (such as cultural sensitivity, sexual harassment, workplace violence and wrongful termination); business ethics and public company orientation; marketing; proposal writing; public relations; project administration topics (such as contract negotiation, project management, deliverable preparation and client management); and technology updates. In addition, the Company offers partial tuition reimbursement for employees pursuing relevant degree programs and fully reimburses employees for relevant training seminars and short courses.

    The Company promotes loyalty and retention by offering packages of base and incentive compensation and benefits that it believes are significantly more attractive than those offered by governments or other government consulting firms in general. In addition, to attract and retain employees, the Company has several employee benefit plans, including 401(k) savings and retirement plans, its 1997 Equity Incentive Plan and its 1997 Employee Stock Purchase Plan.

Foreign Operations

    The Company currently operates predominantly in the United States. MAXIMUS derived $397.6 million of its revenues from domestic operations and $1.6 million of its revenues from foreign operations during fiscal year 2000, as opposed to $314.9 million of its revenues from domestic operations and $4.6 million of its revenues from foreign operations during fiscal year 1999 and $238.1 million of its revenues from domestic operations and $6.0 million of its revenues from foreign operations during fiscal year 1998. At September 30, 2000, the Company had an insignificant amount of long-lived assets located in foreign countries.

    Most of the Company's foreign operations are paid for by the World Bank and the U.S. Agency for International Development in U.S. dollars. Accordingly, the Company is generally subject to a low amount of risk related to foreign currency exchange rate fluctuation. Although the Company has maintained a limited presence in foreign countries, it could encounter numerous risks related to its foreign operations including the inability to collect receivables, difficulty in enforcing contract terms through a foreign country's legal system and tariffs and other taxes.

ITEM 2. Properties.

    The Company moved its headquarters to a 60,000 square foot office building that it owns in Reston, Virginia in October 2000. The Company leases office space for other management and administrative functions in connection with the performance of its contracts in various states and in a few foreign countries. On October 1, 2000, the Company conducted operations from 166 leased office facilities totaling approximately 880,000 square feet. The lease terms vary from month-to-month to five-year leases and are generally at market rates.

ITEM 3. Legal Proceedings.

    On November 28, 1997, an individual who is a former officer, director and shareholder of the Company, filed a complaint in the United States District Court for the District of Massachusetts, alleging that, at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose to him material information relating to the potential value of the shares. He had further alleged that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him. This matter was settled in September 2000 without admission of fault or liability on the part of the Company. The Company's financial statements for fiscal year 2000 were appropriately adjusted to reflect a one-time charge for this legal settlement.

    In January 2000, the New York City Human Resources Administration ("HRA") submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York

City (the "Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. The Mayor of the City of New York and HRA disagreed with the Comptroller's assertions and, in March 2000, sued the Comptroller in the Supreme Court of the State of New York—New York County (the "New York Supreme Court"), seeking to require the Comptroller to register the contracts. On October 24, 2000, the New York Supreme Court Appellate Division—First Department, after having heard an appeal of a decision and judgment issued by the New York Supreme Court on April 13, 2000, issued a decision and order modifying the New York Supreme Court's decision by finding no wrongdoing in the Company's conduct and ordering the Comptroller to register the contracts. The Comptroller has declined to apply for permission to appeal that decision. However, due to the delay occasioned by the lawsuit, the ultimate scope of the contracts may be substantially modified or reduced by HRA. This matter also continues to be the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000 and have interviewed a number of Company employees since that time. MAXIMUS believes that its actions were lawful and appropriate and continues to cooperate fully with the governmental reviews of the matter. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

    The Company is not a party to any material legal proceedings, except as set forth above.

ITEM 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers and Other Significant Employees of the Registrant

    The current executive officers of the Company are as follows:

Name	Age	Position
David V. Mastran	58	President, Chief Executive Officer and Director
Raymond B. Ruddy	57	Chairman of the Board of Directors, Vice President of the Company
Ilene R. Baylinson	44	President of Federal Services Division
Russell A. Beliveau	53	President of Investor Relations and Director
John F. Boyer	53	President of Health Care Management Division
Richard L. Bradley	52	President of Systems Group
Margaret Carrera	47	Vice-Chairwoman of the Board
David M. Casey	42	President of Government Affairs
George C. Casey	56	President of Spectrum-MAXIMUS and Director
David B. Crawford*	42	President of CCI-MAXIMUS
Lynn P. Davenport	53	President of Consulting Group and Director
Robert J. Fallon*	56	President of Human Services Division
David R. Francis	39	General Counsel and Secretary
Gary L. Glickman	47	President of Intelligent Technologies Division
Thomas A. Grissen	41	Chief Operating Officer and Director
David A. Hogan	52	President of Government Operations Group
Robert L. Johnson*	51	President of Child Support Enforcement Division
John P. Lau, Sr.	57	President of Public Systems Division
F. Arthur Nerret	53	Vice President, Finance, Chief Financial Officer and Treasurer
David Nickel*	36	President of Carrera-MAXIMUS
James M. Paulits	49	President of CSI-MAXIMUS
Susan D. Pepin	46	President of Systems Planning Division
Robert E. Taggart, Jr.	54	President of DMG-MAXIMUS

*
Indicates a significant employee who has not been designated by the Company as an officer under Section 16 of Exchange Act.

    David V. Mastran has served as President, Chief Executive Officer and a director of the Company since he founded the Company in 1975. Dr. Mastran received his Sc.D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965.

    Raymond B. Ruddy has served as the Chairman of the Board of Directors from 1985 to the present and was President of the Company's Consulting Group from 1986 to 2000. From 1969 until he joined the Company, Mr. Ruddy served in various capacities with Touche Ross & Co., including Associate National Director of Consulting from 1982 until 1984 and Director of Management Consulting (Boston, Massachusetts office) from 1978 until 1983. Mr. Ruddy received his M.B.A. from the Wharton School of Business of the University of Pennsylvania and his B.S. in Economics from Holy Cross College.

    Ilene R. Baylinson has served as the President of the Company's Federal Services Division (formerly, the Disability Services Division) since 1995 and as its Chief Operating Officer from 1991 to 1995. She has more than 17 years of experience in health and human services program administration. After obtaining her B.A. from Johns Hopkins University in 1978, Ms. Baylinson worked in a variety of positions for Koba Associates, Inc. of Washington, D.C., including Senior Vice President for Corporate Management, Marketing and Operations from 1989 until her departure and Corporate Vice President/Director, Law and Justice Division from 1985 through 1991.

    Russell A. Beliveau has served as the President of Investor Relations since September 1998 and served as President of Government Affairs from September 1998 until October 2000. Prior to that, he served as President of the Government Operations Group from 1995 to 1998. Mr. Beliveau has more than 20 years of experience in the health and human services industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau's past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his M.B.A. in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974.

    John F. Boyer has served as President of the Company's Health Management Services Division since October 1998, after serving in various capacities for that division since the fall of 1997. Prior to that, he had served as Vice President for Strategic Planning and Contract Administration of the Company since 1995. Dr. Boyer has more than 20 years of experience in health care delivery in both clinical and administrative settings. Prior to joining the Company, Dr. Boyer served as Director of Health Services Financing Policy in The Office of The Assistant Secretary of Defense (Health Affairs) at the Pentagon from 1989 until 1995. Dr. Boyer received his Ph.D. in Public Administration and Public Policy Analysis from The American University in 1989, his M.S. in Management from The Naval Postgraduate School in 1981, his M.S. in Nursing from New York Medical College in 1973 and his B.S. from Illinois State University in 1969.

    Richard L. Bradley has served as President of the Company's newly formed Systems Group since October 2000. Prior to joining MAXIMUS, Mr. Bradley was a Vice President and General Manager for TRW (and BDM International prior to its acquisition by TRW) and was responsible for public sector operations. Before that, he served in various management roles at Unisys in the health and human services and other public sector areas. Mr. Bradley has over 25 years of professional information technology experience. Over that time, Mr. Bradley has managed multiple large public and commercial information technology organizations. Mr. Bradley received B.A. degrees in Political Science and Education from Western Washington State University and completed the coursework for the State of Washington Fellowship M.P.A. Program at Western Washington University.

    Margaret Carrera has served as Vice-Chairwoman of the Board of Directors since the acquisition of the Carrera Consulting Group by the Company in August 1998. Ms. Carrera also served as President of Carrera-MAXIMUS from August 1998 to 2000. Prior to that, she had served as President of the Carrera Consulting Group since its founding in 1991. Ms. Carrera has 20 years of experience in management information systems. Prior to the founding of the Carrera Consulting Group, she served as West Region Director of Information Systems consulting for the Public Sector with Ernst & Young LLP and Vice President of Bank Card Processing for Bank of America. She has also held positions at Cambridge Systems Group and Pacific Telephone. Ms. Carrera received her M.B.A. in Finance from San Francisco State University in 1980 and her B.A. in Mathematics and Chemistry from the United States International University in 1975.

    David M. Casey has served as the President of Government Affairs since October 2000. Prior to that he was President of the Information Technology Division of the Company since 1997 and has been employed by the Company since 1994. Mr. Casey has 20 years of professional experience in management information systems. Prior to joining the Company, Mr. Casey served as a Government and Education Account Executive for Wang Laboratories, Inc. from 1987 until 1994 and served as a Sales Consultant at Wang Laboratories, Inc. from 1986 to 1987. Mr. Casey has also held positions at Motorola, Inc. and Polaroid Corporation. Mr. Casey holds a B.S. in General Engineering and Computer Science from Northeastern University.

    George C. Casey has served as President of the Spectrum-MAXIMUS Division since the Company's acquisition of Spectrum Consulting Group, Inc. in March 1998. Prior to that, he had served as President of

Spectrum since October 1986. Before joining Spectrum in 1986, Mr. Casey worked as a partner for KMG Main Hurdman, an international public accounting firm that subsequently merged with KPMG Peat Marwick. Mr. Casey has extensive experience in project planning and management, procurement and contract negotiations, and quality assurance reviews and realignment. Mr. Casey earned a B.S./B.A. degree from Northwestern University in 1966.

    David B. Crawford has served as President of CCI-MAXIMUS since the acquisition of Crawford Consulting in March 2000. Mr. Crawford has over 20 years experience in the area of software development for various commercial and governmental applications. Prior to founding Crawford Consulting in 1987, Mr. Crawford was employed by Price Waterhouse in the Auditing and Management Consulting Services groups. Mr. Crawford is a CPA and received his B.S. in Accounting from the University of Akron in 1980.

    Lynn P. Davenport has served as the President of the MAXIMUS Consulting Group since October 2000. Before that he was President of the Company's Human Services Division since he joined the Company in 1991. He has over 25 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining the Company, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969.

    Robert J. Fallon has served as the President of the Company's Human Services Division since October 2000. Previously, Mr. Fallon served as Vice President and Executive Vice President of that division since joining the Company in 1995. Before joining MAXIMUS, Mr. Fallon was Director of the Rhode Island Department of Human Services. Mr. Fallon received his J.D. from Suffolk University Law School in 1974 and his B.A. in Economics from Providence College in 1966.

    David R. Francis has served as General Counsel and Secretary of the Company since August 1998. He has over 14 years experience as a practicing attorney. Before joining the Company he was Of Counsel at the law firm Howrey & Simon and, before that, Senior Counsel at Teledyne, Inc. Mr. Francis received his J.D. from Harvard Law School in 1986 and his B.A. in Philosophy from Johns Hopkins University in 1983.

    Gary L. Glickman has served as President of the Intelligent Technologies Division (formerly Phoenix-MAXIMUS) since the acquisition of Phoenix Planning & Evaluation, Ltd. by the Company in August 1998. Prior to that time he had served as President of Phoenix since its founding in 1990. Mr. Glickman entered consulting in 1980 and has served in a variety of positions advising public and private clients on electronic banking and related technologies. During this time, he was employed with several firms, including Deloitte & Touche and Laventhal & Horwath. Prior to entering consulting, Mr. Glickman held positions in the Office of the Secretary in the U.S. Department of the Treasury and in the Controller's Office of New York City. Mr. Glickman received his M.B.A. in Economics from New York University in 1978 and his B.A. in American Studies from Brandeis University in 1975.

    Thomas A. Grissen has served as Chief Operating Officer of MAXIMUS since October 2000. Before that, he served as President of the Government Operations Group since he joined MAXIMUS in March 1999. Prior to that, he served as the General Manager and Vice President of TRW from January 1998. Mr. Grissen was President of BDM International from April 1997 until joining TRW. Before starting at BDM International, Mr. Grissen was a principal and managing director of Unisys for 16 years. Mr. Grissen received his Executive M.B.A. from Michigan State University and his B.A. in Business form Central Michigan University.

    David A. Hogan has served as the President of the Government Operations Group since October 2000. Before that he was the President of the Company's Child Support Enforcement Division since 1994 and served as a Vice President of the division from 1993 until 1994. Prior to joining the Company, Mr. Hogan spent 23 years working in numerous positions for the Washington State Department of Social and Health Services, including five years as the State's Child Support Director. Mr. Hogan also served one year as the President of the National Child Support Directors Association. Mr. Hogan received his J.D. from the University of Puget Sound in 1976 and his B.A. from Western Washington University in 1970.

    Robert L. Johnson has served as the President of the Company's Child Support Enforcement Division since October 2000. Prior to becoming President of that division, Mr. Johnson served as the division's Vice President. Before joining MAXIMUS in 1991, Mr. Johnson was Child Support Director for the State of Florida. Mr. Johnson received his BA in Sociology from Northern Illinois University in 1971.

    John P. Lau, Sr. has served as the President of the Company's Public Systems Division since October 2000. Prior to this post, he had served as President of the Health Systems Division, International Division and Advanced Systems Division since having joined the Company in 1989. From 1961 until 1988, Mr. Lau worked in a variety of government and private health care systems organizations in technical, managerial and executive positions. Most recently, Mr. Lau was a Vice President of Modern Psychiatric Systems in Rockville, Maryland in 1988 and 1989 and served from 1968 through 1988 as Consultant to the President of Creative SocioMedics Corporation. Mr. Lau received his M.S. in Physics from Fairleigh Dickinson University in 1968 and his B.S. in Physics from St. Peter's College, Jersey City, New Jersey in 1965.

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

    David Nickel has served as President of Carrera-MAXIMUS since October 2000. Prior to that, he was Vice President of Operations for Carrera-MAXIMUS. Before joining Carrera, Mr. Nickel was employed by Bi-Tech Software, Inc., where he directed multiple implementations of the company's proprietary software applications. Mr. Nickel has over nine years of experience in management information systems and specializes in implementing enterprise resource planning solutions. Mr. Nickel received his B.S. in Business Administration from California State University, Chico in 1991.

    James M. Paulits has served as president of CSI-MAXIMUS since the acquisition of Control Software in February 1999. Mr. Paulits has over 15 years experience in the area of software development for fleet management. Prior to founding Control Software, Mr. Paulits was involved in product development for AT&T and Sungard Data Systems. Mr. Paulits received his B.A. in Industrial Management from LaSalle University.

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

    Robert E. Taggart, Jr. has served as President of DMG-MAXIMUS since April 2000. Before that he was Vice-President and Chief Operating Officer of DMG-MAXIMUS since the acquisition of David M. Griffith & Associates, Ltd. by the Company in May 1998. Prior to that time, he served as the National Director of Fleet Management Consulting for six years and Vice President of David M. Griffith & Associates, Ltd. for four years. Additionally, he was the director of Fleet Consulting for Ernst & Young LLP. Mr. Taggart has more than 18 years of consulting and fleet management experience. Mr. Taggart received his M.C.R.P. in Urban and Regional Planning from the University of California at Berkeley in 1974 and his B.A. in Economics from Lawrence University in 1968.

PART II

ITEM 5. Market For Registrant's Common Equity and Related Stockholder Matters.

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "MMS." As of December 18, 2000, there were 165 holders of record of the Company's Common Stock.

    The following table sets forth, for the fiscal periods indicated, the range of high and low closing prices for the Company's Common Stock on the New York Stock Exchange.

	High	Low
Year Ended September 30, 1999:
First Quarter	$37.00	$26.50
Second Quarter	39.50	22.00
Third Quarter	31.56	23.00
Fourth Quarter	36.00	23.38
Year Ended September 30, 2000:
First Quarter	$35.38	$21.25
Second Quarter	38.19	30.25
Third Quarter	32.06	20.44
Fourth Quarter	24.44	19.50

    The Company has retained, and currently anticipates that it will continue to retain, all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Distributions reported during fiscal year 1999 were related solely to S corporation distributions by companies MAXIMUS combined with during that year. The distributions were paid to these companies' former shareholders and related to earnings prior to combining with MAXIMUS. Future cash dividends, if any, will be paid at the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's future operations and earnings, capital requirements and surplus, general financial condition, legal and contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. Selected Consolidated Financial Data.

    The selected financial data presented below as of September 30, 1999 and 2000 and for each of the three years in the period ended September 30, 2000 are derived from the Company's Consolidated Financial Statements and related Notes thereto which have been audited by Ernst & Young LLP, independent auditors. The selected financial data give retroactive effect to the combination with David M. Griffith & Associates, Ltd. ("DMG") and Control Software, Inc. ("CSI"), which were accounted for using the pooling of interests method. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Form 10-K. The historical results are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
Statement of Income Data:	1996	1997	1998	1999	2000
	(In thousands, except per share data)
Revenues	$140,492	$173,355	$244,114	$319,540	$399,164
Cost of revenues	106,258	127,170	181,403	224,912	272,620

Gross profit	34,234	46,185	62,711	94,628	126,544
Selling, general and administrative expenses	20,584	26,100	34,909	50,626	67,947
Stock option compensation, merger, deferred compensation and ESOP expense (a)	1,556	7,372	3,671	480	225
Amortization of goodwill and other acquisition- related intangibles	—	—	—	260	3,212
Legal settlement expense	—	—	—	—	3,650

Income from operations	12,094	12,713	24,131	43,262	51,510
Interest and other (expense) income	(47)	921	1,823	3,604	3,045

Income before income taxes	12,047	13,634	25,954	46,866	54,555
Provision for income taxes (b)	530	4,104	10,440	19,240	24,087

Net income	$11,517	$9,530	$15,514	$27,626	$30,468

Earnings per share:
Basic	$0.87	$0.67	$0.86	$1.35	$1.45

Diluted	$0.87	$0.65	$0.85	$1.32	$1.42

Weighted average shares outstanding:
Basic	13,273	14,208	17,937	20,537	21,055

Diluted	13,273	14,593	18,296	20,891	21,424

	As of September 30,
Balance Sheet Data:	1996	1997	1998	1999	2000
	(In thousands)
Cash and cash equivalents and short-term investments	$3,397	$51,875	$32,980	$98,882	$38,334
Working capital	25,467	66,108	78,478	150,472	127,812
Total assets	50,993	113,884	126,002	223,036	256,903
Long-term debt	331	321	620	578	555
Redeemable common stock	31,758	—	—	—	—
Total shareholders' (deficit) equity	(3,651)	69,041	86,787	175,479	208,933

(a)
In January 1997, the Company issued options to various employees to purchase 403,975 shares of common stock at a formula price established pursuant to a pre-existing shareholder agreement and based on book value of the Company's common stock at September 30, 1996. During 1997, the Company recorded a non-recurring charge against income of $5,874,000 for the difference between the IPO price and the formula price for all options outstanding. The Company recorded a deferred tax benefit relating to the charge in the amount of $2,055,000.

(b)
For the year ended September 30, 1996, and during fiscal year 1997 up to and including June 12, 1997, the Company elected to be treated as an S corporation and the income of the Company was taxed for federal and most state purposes directly to the Company's shareholders. In connection with its IPO, the Company's S corporation status terminated and the Company recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997. Subsequent to June 12, 1997, the

  Company has recorded state and federal income taxes based on earnings for those periods. Income taxes provided for periods prior to the IPO related primarily to operations of DMG.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

    The Company provides program management and consulting services primarily to government agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company has conducted its operations through two groups, the Government Operations Group and the Consulting Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides consulting services to state, county and local legislatures and government agencies, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor and education.

    As an important part of the Company's growth strategy, it has completed combinations with the following firms: Spectrum Consulting Group, Inc. and Spectrum Consulting Services, Inc. (collectively, "Spectrum") in March 1998, DMG in May 1998, Carrera Consulting Group ("Carrera") and Phoenix Planning & Evaluation, Ltd. ("Phoenix") in August 1998, CSI in February 1999, Norman Roberts & Associates, Inc. ("Roberts") in March 1999, Unison Consulting Group, Inc. ("Unison") in June 1999, CHDR in September 1999, PSI in October 1999, Crawford Consulting, Inc. ("Crawford") in March 2000, VRM in April 2000 and SPI in July 2000. Additionally, the Company acquired substantially all of the assets of the government services division of 3GI in March 2000 and of Asset Works and of TMR in April 2000. Spectrum, DMG, Carrera, Phoenix and CSI were each accounted for as a pooling of interests combination. Roberts, Unison, CHDR, PSI, Crawford, 3GI, Asset Works, VRM, TMR and SPI were each accounted for as a purchase. See "Business Combinations and Acquisitions" below.

    The Company's revenues are generated from contracts with various payment arrangements, including: (i) costs incurred plus a negotiated fee ("cost-plus"); (ii) fixed-price; (iii) performance-based criteria; and (iv) time and materials reimbursement (utilized primarily by the Consulting Group). For the fiscal year ended September 30, 2000, revenues from these contract types were approximately 19%, 47%, 18% and 16% respectively, of total revenues. Traditionally, federal government contracts have been cost-plus and a majority of the contracts with state and local government agencies have been fixed-price and performance-based. Fixed price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because the Company is subject to the risk of potential cost overruns or inaccurate revenue estimates.

    The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2000, the Company's average Government Operations contract duration was approximately 2.3 years. The Company's Consulting Group contracts have performance periods of one month to in excess of two years.

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

Business Combinations and Acquisitions

    As part of its growth strategy, the Company expects to continue to pursue complementary business combinations and acquisitions to expand its geographic reach, expand the breadth and depth of its services and enhance the Company's consultant customer base. The Company combined with four firms during 1998 in transactions accounted for as poolings of interests, and four firms during fiscal 1999, three of which were accounted for as purchases and one of which was accounted for as a pooling of interests, and four firms during fiscal 2000, each accounted for as a purchase. Additionally, the Company acquired substantially all of the assets of two firms and a division of another during fiscal 2000.

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

    On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Roberts for $1,930,000. Roberts, based in Los Angeles, California, provides executive search services for the public sector. In connection with the purchase, the Company recorded intangible assets of $1,930,000. At the time of the combination, Roberts had 18 employees.

    On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison for $7,589,000. Unison, based in Chicago, Illinois, provides financial consulting for major government owned airports. In connection with the purchase, the Company recorded intangible assets of $5,494,000. At the time of the combination, Unison had 39 employees.

    On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of CHDR for $2,070,000. CHDR, based in Rochester, New York, is the sole national provider of external reviews for Medicare beneficiaries enrolled in HMOs. In connection with the purchase, the Company recorded intangible assets of $1,028,000. Pursuant to the Purchase Agreement, the purchase price was subject to an upward adjustment of $33,333 for each month for which CHDR secured the renewal or extension of a certain contract, up to a maximum of an additional $1,200,000. In August 2000, the contract was extended by six months, and an additional $200,000 was paid, increasing the intangible assets by $200,000. At the time of the combination, CHDR had 35 employees.

    On October 20, 1999, the Company acquired all of the outstanding shares of capital stock of PSI for $5,000,000. PSI, based in Wilmington, Delaware, provides client-server and internet-enabled case management systems to government customers. In connection with the purchase, the Company recorded intangible assets of $4,540,000. At the time of the combination, PSI had 26 employees.

    On March 20, 2000, the Company acquired all of the outstanding shares of capital stock of Crawford for $16,750,000. Crawford, based in Canton, Ohio, provides web-enabled information systems and consulting services for state and local government courts and justice agencies. In connection with the purchase, the Company recorded intangible assets of $11,887,000. At the time of the combination, Crawford had 101 employees.

    On March 31, 2000, the Company acquired substantially all of the assets of the government services division of 3GI for $7,000,000, plus an earn-out amount of up to $3,000,000 to be paid by the Company upon the achievement of certain objectives. The division of 3GI acquired by MAXIMUS is based in Springfield, Virginia and provides integration services of smart card systems for the public and commercial sectors. In connection with the purchase, the Company recorded intangible assets of $6,730,000. At the time of the acquisition, the Government Services division of 3GI had 90 employees.

    On April 12, 2000, CSI-MAXIMUS, Inc., a wholly-owned subsidiary of the Company ("CSI-MAXIMUS") acquired substantially all of the assets of Asset Works for $8,613,000. Asset Works, based in San Antonio, Texas, provides infrastructure management systems for federal, state and local governments, universities and K-12 educational systems. In connection with the purchase, the Company recorded intangible assets of $8,674,000. At the time of the acquisition, Asset Works had 50 employees.

    On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of VRM for $4,500,000. VRM, based in Irving, Texas, provides asset inventorying and valuation services to governments. In connection with the purchase, the Company recorded intangible assets of $4,130,000. At the time of the combination, VRM had 80 employees.

    On April 29, 2000, the Company acquired substantially all of the assets of TMR from SCB Computer Technologies, Inc. for $9,674,000. TMR, based in Omaha, Nebraska, provides operations, consulting services and web-based technology for child support collections programs to state and local governments. In connection with the purchase, the Company recorded intangible assets of $10,036,000. At the time of the acquisition, TMR had 125 employees.

    On July 5, 2000, the Company acquired all of the outstanding membership interests of SPI for $1,800,000. SPI, based in Greenbelt, Maryland, implements Activity-Based Costing systems for Federal, state and local government agencies. In connection with the purchase, the Company recorded intangible assets of $1,609,000. At the time of the purchase, SPI had nine employees.

Results of Operations

    The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

	Year Ended September 30,
	1998	1999	2000
Revenues:
Government Operations Group	57.0%	55.5%	55.4%
Consulting Group	43.0	44.5	44.6

Total revenues	100.0	100.0	100.0
Gross profit:
Government Operations Group	18.0	19.7	23.1
Consulting Group	35.9	42.0	42.5
Total gross profit as percentage of total revenues	25.7	29.6	31.7
Selling general and administrative expenses	14.3	15.9	17.0
Merger, deferred compensation and ESOP expense	1.5	0.2	0.1
Amortization of goodwill and other acquisition-related intangibles	—	0.0	0.8
Legal settlement expense	—	—	0.9

Income from operations	9.9	13.5	12.9
Interest and other income	0.7	1.1	0.7

Income before income taxes	10.6	14.6	13.6
Provision for income taxes	4.2	6.0	6.0

Net income	6.4%	8.6%	7.6%

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

    Revenues.  Total revenues increased 24.9% to $399.2 million in fiscal 2000 from $319.5 million in fiscal 1999. Government Operations Group revenues increased 24.7% to $221.2 million in fiscal 2000 from $177.4 million in fiscal 1999 due to an increase in the number of contracts in the Child Support Enforcement, Managed Care Enrollment and Welfare Reform divisions of the group and due to revenue totaling $3.2 million from TMR, purchased in fiscal 2000, and revenue totaling $4.8 million in fiscal 2000 from CHDR, purchased September 30, 1999. Consulting Group revenues increased 25.2% to $178.0 million in fiscal 2000 from $142.1 million in fiscal 1999 due to an increase in the number of contracts, revenues totaling $18.5 million from companies purchased in fiscal 2000 and revenue growth from companies that were purchased during fiscal 1999. These companies had $5.8 million of pre-acquisition revenues in fiscal 1999 that were not included in the fiscal 1999 revenue amount reported for the Consulting Group.

    Gross Profit.  Total gross profit increased 33.7% to $126.5 million in fiscal 2000 from $94.6 million in fiscal 1999. Government Operations Group gross profit increased 45.7% to $51.0 million in fiscal 2000 from $35.0 million in fiscal 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 23.1% in fiscal 2000 from 19.7% in fiscal 1999 primarily due to improved gross margins on a few projects within the Child Support Enforcement, Federal Services and Managed Care divisions. Consulting Group gross profit increased 26.7% to $75.6 million in fiscal 2000 from $59.6 million in fiscal 1999. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.5% in fiscal 2000 from 42.0% in fiscal 1999. The slight improvement in gross margin for the Consulting Group was due primarily to an increased margin in the DMG-MAXIMUS division.

    Selling, General and Administrative Expenses.  Total selling, general and administrative expenses ("SG&A") increased 34.2% to $67.9 million in fiscal 2000 from $50.6 million in fiscal 1999. As a percentage of revenues, SG&A increased to 17.0% for fiscal 2000 from 15.9% for fiscal 1999. This increase in costs was due to increases in the number of both professional and administrative personnel and the amount of professional fees necessary to support the Company's growth and marketing and proposal preparation expenditures incurred to pursue further growth. Support staff growth occurred throughout the Company, and the Government Affairs and Investor Relations unit and the Information Systems unit were further expanded during fiscal 2000. In fiscal 2000, administrative and systems personnel increased 33.6% to 342 from 256 in fiscal 1999 and the Company grew to 4,205 total employees at September 30, 2000 from 3,285 total employees at September 30, 1999.

    Merger, Deferred Compensation and ESOP Expenses.  During fiscal year 2000, the Company incurred $0.2 million of non-recurring expenses in connection with the acquisitions of PSI, Crawford, 3GI, Asset Works, VRM, TMR, and SPI. These expenses consisted of legal and audit and due diligence expenses. During fiscal year 1999, the Company incurred $0.5 million of non-recurring expenses in connection with the acquisitions of CSI, Roberts, Unison and CHDR. These expenses consisted of legal and audit and due diligence expenses.

    Amortization of Goodwill and Other Acquisition-Related Intangibles.  During fiscal year 2000, the Company incurred $3.2 million of amortization expense related to the $56.1 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions during fiscal 1999 of Roberts, Unison and CHDR, and during fiscal 2000 of PSI, Crawford, 3GI, Asset Works, VRM, TMR, and SPI. During fiscal year 1999, the Company incurred $0.3 million of amortization expense related to the $7.6 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions during fiscal 1999 of Roberts, Unison and CHDR.

    Legal Settlement Expense.  In the fourth quarter of fiscal 2000, the Company incurred an expense of $3.7 million to settle litigation as discussed in Item 3—Legal Proceedings and in Note 11 to the consolidated financial statements contained in this Annual Report on Form 10-K.

    Provision for Income Taxes.  Income tax expense increased 25.2% to $24.1 million in fiscal 2000 from $19.2 million in fiscal 1999. As a percentage of income before income taxes, the income tax expense increased to 44.2% for fiscal 2000 from 41.0% for fiscal 1999. This increase was due primarily to the non-deductibility of the legal settlement expense discussed above. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this document.

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

    Revenues.  Total revenues increased 30.9% to $319.5 million in fiscal 1999 from $244.1 million in fiscal 1998. Government Operations Group revenues increased 27.4% to $177.4 million in fiscal 1999 from $139.3 million in fiscal 1998 due to an increase in the number of contracts in the Child Support Enforcement, Managed Care Enrollment and Welfare Reform divisions of the group. Consulting Group revenues increased 35.5% to $142.1 million in fiscal 1999 from $104.9 million in fiscal 1998 due to an increase in the number of contracts, revenues totaling $5.1 million from companies purchased in fiscal 1999 and revenue growth from companies that merged with the Company in fiscal 1998 in transactions accounted for as immaterial poolings of interests. These companies had $13.7 million of pre-merger revenues in fiscal 1998 that were not included in the fiscal 1998 revenue amount reported for the Company.

    Gross Profit.  Total gross profit increased 50.9% to $94.6 million in fiscal 1999 from $62.7 million in fiscal 1998. Government Operations Group gross profit increased 37.2% to $35.0 million in fiscal 1999 from $25.5 million in fiscal 1998. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 19.7% in fiscal 1999 from 18.0% in fiscal 1998 primarily due to improved gross margins on two of the three Managed Care Enrollment contracts purchased in fiscal 1998. Consulting Group gross profit increased 60.2% to $59.6 million in fiscal 1999 from $37.7 million in fiscal 1998. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to

42.0% in fiscal 1999 from 35.9% in fiscal 1998. The improvement in gross margin for the Consulting Group was due to improved operating efficiencies within most Consulting Group divisions, notably the CSI division, and the impact of a 50% margin realized by Carrera, which constituted 13.4% of fiscal 1999 Consulting Group revenues, compared to only 4.2% of fiscal 1998 Consulting Group revenues.

    Selling, General and Administrative Expenses.  Total SG&A expenses increased 45.0% to $50.6 million in fiscal 1999 from $34.9 million in fiscal 1998. As a percentage of revenues, SG&A increased to 15.9% for fiscal 1999 from 14.3% for fiscal 1998. This increase in costs was due to increases in the number of both professional and administrative personnel and the amount of professional fees necessary to support the Company's growth and marketing and proposal preparation expenditures incurred to pursue further growth. The Company established a Government Affairs and Investor Relations unit at the end of fiscal 1998 and significantly increased the size of its Information Systems unit during fiscal 1999. From September 30, 1998 to September 30, 1999 administrative and systems personnel increased 23.1% from 208 to 256 and the Company grew from 2,870 total employees at September 30, 1998 to 3,285 total employees at September 30, 1999.

    Merger, Deferred Compensation and ESOP Expenses.  During fiscal year 1999, the Company incurred $0.5 million of non-recurring expenses in connection with the acquisitions of CSI, Roberts, Unison and CHDR. These expenses consisted of legal and audit and due diligence expenses. During fiscal year 1998, the Company incurred $3.7 million of non-recurring expenses in connection with the acquisitions of Spectrum, DMG, Carrera and Phoenix. These expenses consisted of legal, audit, broker, trustee, deferred compensation and other expenses and the acceleration of expenses related to stock appreciation rights for DMG employees totaling $0.9 million.

    Amortization of Goodwill and Other Acquisition-Related Intangibles.  The Company incurred $0.3 million of amortization expense related to the $7.6 million of goodwill and other acquisition-related intangible assets it recorded in connection with the acquisitions during fiscal 1999 of Roberts, Unison and CHDR. No amortization expenses were incurred in fiscal 1998 because all acquisitions during that fiscal year were accounted for as poolings of interests.

    Provision for Income Taxes.  Income tax expense increased 84.3% to $19.2 million in fiscal 1999 from $10.4 million in fiscal 1998. As a percentage of income before income taxes, the income tax expense increased to 41.0% for fiscal 1999 from 40.2% for fiscal 1998. This increase was due primarily to the effect of the termination of the S Corporation status of CSI upon its merger with the Company. Additional information regarding income tax expense is in Note 9 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Quarterly Results

    Set forth below are selected income statement data for the eight quarters ended September 30, 2000. This information is derived from unaudited quarterly financial statements that include, in the opinion of management, all adjustments necessary for a fair presentation of the information for such periods. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included in Item 8 of this Annual Report on Form 10-K. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 1998	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000
	(In thousands, except per share data)
Revenues:
Government Operations Group	$38,817	$42,544	$47,427	$48,640	$51,180	$54,030	$55,629	$60,338
Consulting Group	33,529	33,746	36,741	38,096	38,503	39,471	49,948	50,065

Total revenues	72,346	76,290	84,168	86,736	89,683	93,501	105,577	110,403
Cost of revenues	52,233	52,894	58,467	61,318	62,085	64,249	71,832	74,454

Gross profit	20,113	23,396	25,701	25,418	27,598	29,252	33,745	35,949
Selling, general and administrative expenses	11,261	12,784	13,844	12,737	15,426	15,281	18,036	19,204
Merger, deferred compensation and ESOP expense	—	118	152	210	—	—	210	15
Amortization of goodwill and other acquisition-related intangibles	—	—	88	172	274	371	1,079	1,488
Legal settlement expense	—	—	—	—	—	—	—	3,650

Income from operations	8,852	10,494	11,617	12,299	11,898	13,600	14,420	11,592
Interest and other income	394	881	965	1,364	1,050	1,099	366	530

Income before income taxes	9,246	11,375	12,582	13,663	12,948	14,699	14,786	12,122
Provision for income taxes	3,653	4,700	5,131	5,756	5,288	6,133	6,188	6,478

Net income	$5,593	$6,675	$7,451	$7,907	$7,660	$8,566	$8,598	$5,644

Earnings per share:
Basic	$0.29	$0.32	$0.36	$0.38	$0.36	$0.41	$0.41	$0.27
Diluted	$0.28	$0.31	$0.35	$0.37	$0.36	$0.40	$0.40	$0.26

    The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the commencement and completion of contracts during any particular quarter, the schedule of government agencies for awarding contracts, the term of each contract that the Company has been awarded and general economic conditions. Because a significant portion of the Company's expenses are relatively fixed, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a pattern in its results of operations pursuant to which it incurs greater operating expenses during the start-up and early stages of significant contracts. No assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on the Company's operating results and financial condition.

Liquidity and Capital Resources

    The Company's primary source of liquidity is cash flow from operations. The Company's cash flow provided by (used in) operations was $4.1 million, $27.9 million and $(7.2) million for the years ended September 30, 2000, 1999 and 1998, respectively. The decrease in cash flow from operations for the year ended September 30, 2000 as compared to the year ended September 30, 1999 is due primarily to an increase in accounts receivable outstanding, billed and unbilled, of $26.2 million during the year ended September 30, 2000. This accounts receivable increase is related to a higher revenue level and an increase in days of sales outstanding ("DSOs"). The accounts receivable increased to 107 days of sales at September 30, 2000 from 97 days of sales at September 30, 1999. The $12.6 million increase in DSOs is due to (1) a delay in payments totaling $7.0 million from one customer which were received after September 30, 2000, (2) the unbilled accounts receivable of one company purchased during fiscal year 2000 which, at September 30, 2000, exceeded the September 30, 1999 average by $2.5 million, (3) $1.7 million of unbilled accounts receivable generated by one system development project which has a delayed payment schedule, and (4) a late payment of $1.2 million on a Child Support Enforcement project which was received after September 30, 2000.

    The increase in cash flow from operations for the year ended September 30, 1999 as compared to the year ended September 30, 1998 was due primarily to the increase in net income to $27.6 million for the year ended September 30, 1999 from $15.5 million for the year ended September 30, 1998 and a decrease in the amounts of accounts receivable outstanding, billed and unbilled, to 97 days of sales at September 30, 1999 from 103 days of sales at September 30, 1998.

    Cash used in investing activities totaled $24.3 million during the year ended September 30, 2000 as compared to $45.1 million of cash used in investing activities for the year ended September 30, 1999. The $24.3 million of cash used in investing activities for the year ended September 30, 2000 consisted of $53.3 million, net of cash acquired, to purchase PSI, Crawford, 3GI, Asset Works, VRM, TMR and SPI, $5.0 million for the purchase of property and equipment (of which $1.6 million was for improvements to the corporate headquarters building), and $2.1 million for capitalized software development costs, offset by the sale of marketable securities totaling $36.1 million. The $45.1 million of cash used in investing activities for the year ended September 30, 1999 consisted of purchases of marketable securities totaling $23.2 million, $8.0 million for the purchase of the Company's corporate headquarters in Reston, Virginia, $11.2 million, net of cash acquired, to purchase Norman Roberts, Unison and CHDR and $2.6 million for the purchase of property and equipment.

    Cash used in financing activities totaled $4.5 million during the year ended September 30, 2000 and consisted of $6.8 million of payments on borrowings of companies which were acquired during the year, offset by the receipt of proceeds of $2.3 million from the issuance of common stock through option exercises and through purchases under the Company's employee stock purchase plan. Cash provided by financing activities totaled $59.3 million during the year ended September 30, 1999 and consisted primarily of $61.0 million of proceeds, net of offering expenses, from the secondary offering completed in December 1998.

    The Company had a $10.0 million revolving credit facility (the "Credit Facility") with a bank, which was available for borrowing and the issuance of letters of credit. The Company had not used the Credit Facility to finance its working capital needs, and management decided to allow the Credit Facility to expire at March 31, 1999.

    Management believes that the Company will have sufficient resources to meet its cash needs over the next twelve months. Such cash needs may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure and acquisitions of other businesses and technologies. Cash requirements beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements, its rate of growth, the amounts ultimately spent on business acquisitions, if any, and the leasing of new office space, if any.

Subsequent Change in Organizational Structure

    In October 2000, the Company completed a reorganization of its divisions in order to better focus and manage the Company's existing and future technology assets. The Company's core technology assets have been moved to the newly created Systems Group. Accordingly, the Company will report the results of operations for three groups going forward in all subsequent reports.

Forward Looking Statements

    Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about revenues, results of operations, profitability, future contracts, market opportunities, market demand or acceptance of the Company's products are forward-looking statements that involve risks and uncertainties. These uncertainties could cause the Company's actual results to differ materially from those indicated by such forward-looking statements and include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Annual Report on Form 10-K. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The inclusion of any statement in this release does not constitute an admission by MAXIMUS or any other person that the events or circumstances described in such statement are material.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company believes that its exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

ITEM 8. Consolidated Financial Statements and Supplementary Data.

    The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheets as of September 30, 1999 and 2000

    Consolidated Statements of Income for the years ended September 30, 1998, 1999 and 2000

    Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 1998, 1999 and 2000

    Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1999 and 2000

    Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors
MAXIMUS, Inc.

    We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

McLean, Virginia
November 16, 2000

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of September 30,
	1999	2000
ASSETS
Current assets:
Cash and cash equivalents	$61,647	$36,975
Marketable securities	37,235	1,359
Accounts receivable, net	75,865	102,500
Costs and estimated earnings in excess of billings (Note 5)	16,150	27,264
Prepaid expenses and other current assets	2,711	6,344
Deferred income taxes	2,997	—

Total current assets	196,605	174,442
Property and equipment at cost:
Land	2,643	2,462
Buildings and improvements	7,921	9,484
Office furniture and equipment	10,429	14,264
Leasehold improvements	253	848

	21,246	27,058
Less: Accumulated depreciation and amortization	(6,524)	(8,334)

Total property and equipment, net	14,722	18,724
Software development costs, net	—	6,139
Deferred income taxes (Note 9)	363	1,402
Intangible assets, net	8,254	52,586
Other assets	3,092	3,610

Total assets	$223,036	$256,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,265	$12,565
Accrued compensation and benefits	16,119	17,747
Billings in excess of costs and estimated earnings (Note 5)	16,942	15,648
Notes payable	—	209
Income taxes payable	2,266	—
Other current liabilities	541	461

Total current liabilities	46,133	46,630
Long-term debt	578	555
Other liabilities	846	785

Total liabilities	47,557	47,970
Commitments and contingencies (Notes 7 and 11)
Shareholders' equity (Note 10):
Common stock, no par value; 30,000,000 and 60,000,000 shares authorized at September 30, 1999 and 2000, respectively; 20,986,322 and 21,125,844 shares issued and outstanding at September 30, 1999 and 2000, at stated amount, respectively	130,518	133,082
Accumulated other comprehensive income	(280)	(26)
Retained earnings	45,241	75,877

Total shareholders' equity	175,479	208,933

Total liabilities and shareholders' equity	$223,036	$256,903

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended September 30,
	1998	1999	2000
Revenues	$244,114	$319,540	$399,164
Cost of revenues	181,403	224,912	272,620

Gross profit	62,711	94,628	126,544
Selling, general and administrative expenses	34,909	50,626	67,947
Merger, deferred compensation and ESOP expense	3,671	480	225
Amortization of goodwill and other acquisition-related intangibles	—	260	3,212
Legal settlement expense	—	—	3,650

Income from operations	24,131	43,262	51,510
Interest and other income	1,823	3,604	3,045

Income before income taxes	25,954	46,866	54,555
Provision for income taxes	10,440	19,240	24,087

Net income	$15,514	$27,626	$30,468

Earnings per share:
Basic	$0.86	$1.35	$1.45

Diluted	$0.85	$1.32	$1.42

Weighted average shares outstanding:
Basic	17,937	20,537	21,055

Diluted	18,296	20,891	21,424

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 1998, 1999 and 2000
(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings
Balance at September 30, 1997	$66,783	$—	$2,258
Purchase of common stock from employee	(454)	—	—
Net income	—	—	15,514
Tax benefit due to option exercise	—	—	173
Adjustment for DMG results previously reported	—	—	156
Increase resulting from immaterial poolings	137	—	3,843
Issuance of common stock to employees	144	—	—
Issuance of common stock in exchange for debt	150	—	—
Reclassification of CSI accumulated earnings	1,863	—	(1,863)
S corporation distributions	—	—	(1,917)

Balance at September 30, 1998	68,623	—	18,164
Issuance of common stock to employees	871	—	—
Net income	—	—	27,626
Tax benefit due to option exercise	—	—	321
Adjustment for CSI results previously reported	—	—	(114)
Net proceeds from sale of common stock in follow-on offering	61,024	—	—
Unrealized losses on marketable securities	—	(280)	—
S corporation distributions	—	—	(756)

Balance at September 30, 1999	130,518	(280)	45,241
Issuance of common stock to employees	2,264	—	—
Net income	—	—	30,468
Tax benefit due to option exercise	—	—	168
Issuance of common stock in acquisition	300	—	—
Unrealized losses on marketable securities, net of reclassification adjustment for losses included in net income (Note 2)	—	254	—

Balance at September 30, 2000	$133,082	$(26)	$75,877

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	1998	1999	2000
Cash flows from operating activities:
Net income	$15,514	$27,626	$30,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,078	1,567	2,379
Amortization	1,401	1,117	3,843
Deferred income taxes	(2,475)	(2,807)	1,917
Other	173	131	168
Changes in assets and liabilities:
Accounts receivable, net	(22,922)	(2,065)	(17,063)
Costs and estimated earnings in excess of billings	(326)	(5,504)	(9,115)
Prepaid expenses and other current assets	373	(460)	(1,141)
Other assets	(43)	1,062	(429)
Accounts payable	4,845	(535)	1,466
Accrued compensation and benefits	338	528	(445)
Billings in excess of costs and estimated earnings	(1,309)	5,201	(3,599)
Income taxes payable	(3,877)	2,073	(4,413)
Other liabilities	—	—	68

Net cash (used in) provided by operating activities	(7,230)	27,934	4,104

Cash flows from investing activities:
Purchase of real estate	—	(8,000)	—
Acquisition of businesses, net of cash acquired	—	(11,243)	(53,322)
Purchase of contracts	(2,436)	—	—
Increase in cash resulting from immaterial poolings	1,002	—	—
Purchase of property and equipment	(1,160)	(2,589)	(5,004)
Capitalization of software development costs	—	—	(2,080)
Sale (purchase) of marketable securities	27,822	(23,229)	36,134

Net cash provided by (used in) investing activities.	25,228	(45,061)	(24,272)

Cash flows from financing activities:
Proceeds from stock offering, net of expenses	—	61,024	—
S corporation distributions	(7,665)	(756)	—
Common stock issued	144	871	2,264
Payments on borrowings	(2,547)	(1,799)	(6,768)

Net cash (used in) provided by financing activities	(10,068)	59,340	(4,504)

Cash flow adjustment for change in accounting period of DMG and CSI	467	31	—

Net increase (decrease) in cash and cash equivalents	8,397	42,244	(24,672)
Cash and cash equivalents, beginning of year	11,006	19,403	61,647

Cash and cash equivalents, end of year	$19,403	$61,647	$36,975

See notes to consolidated financial statements.

MAXIMUS, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended September 30, 1998, 1999 and 2000
(Dollars in thousands, except per share amounts)

1. Description of Business

    MAXIMUS, Inc. (the "Company") provides a wide range of program management and consulting services to federal, state and local government health and human services agencies. The Company conducted its operations through two groups for the years ended September 30, 1998, 1999 and 2000. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides health and human services planning, information technology consulting, strategic program evaluation, program improvement, communications planning, and assistance to state and local governments in identifying and collecting previously unclaimed federal welfare revenues.

    The Company operates predominantly in the United States. Revenues from foreign-based projects were less than 10% of total revenues for the years ended September 30, 1998, 1999 and 2000.

2. Summary of Significant Accounting Policies

    The following is a description of the Company's more significant accounting policies.

Principles of Consolidation

    The consolidated financial statements include the accounts of wholly-owned subsidiaries. All material intercompany items have been eliminated in consolidation.

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

Revenue Recognition

    The Company generates revenue under various arrangements, generally long-term contracts under which revenues are based on costs incurred plus a negotiated fee, a fixed price, time and material reimbursement or various performance-based criteria. Revenues for cost-plus contracts are recorded as costs are incurred and include a pro rata amount of the negotiated fee. Revenues on long-term fixed price and performance-based contracts are recognized as costs are incurred. The timing of billing to clients varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings.

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

    The Company also licenses software under non-cancelable license agreements. License fee revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from consulting services under time and material contracts and for training are recognized as services are performed. Revenues from other contract services are generally recognized under the percentage-of-completion method.

Marketable Securities

    Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, and reported as a separate component of shareholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in investment income. Interest and dividends are also included in investment income. For the year ended September 30, 1999, unrealized losses on marketable securities were $280. For the year ended September 30, 2000, unrealized losses on marketable securities were $8 and reclassification adjustments for losses included in net income were $262. There were no material unrealized gains or losses on marketable securities at September 30, 1998. Marketable securities consist primarily of short-term municipal and commercial bonds.

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

Intangible Assets

    The excess of the cost over the fair value of net assets of purchased businesses is recorded as intangible assets and is amortized using the straight-line method over periods ranging from two to fifteen years. The carrying values of intangible assets, as well as other long-lived assets, are reviewed for impairment if changes in the facts and circumstances indicate potential impairment of their carrying value. The principle factor used by the Company in identifying potential impairment is profitability of the acquired business. Any impairment would be recognized when the expected future operating cash flows from such intangible assets is less than their carrying value.

Income Taxes

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

    The Company merged with two companies during 1998 and one company during 1999 that had elected to be treated as S corporations. The mergers resulted in the termination of the S corporation status for those companies and a deferred tax charge against income of $325 in 1998 and $1,109 in 1999 for cumulative differences between the financial statement and tax basis of assets and liabilities.

Fair Value of Financial Instruments

    The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 1999 and 2000.

Impact of New Accounting Pronouncements

    In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes some of the staff's interpretations of application of generally accepted accounting principles to revenue recognition, including presentation in the consolidated financial statements. The staff provided guidance due, in part, to the large number of revenue recognition issues that it has encountered in registrant filings. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and will adopt SAB 101 in fiscal 2001.

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

    On May 12, 1998, the Company issued 1,166,179 shares of its common stock in exchange for all of the outstanding common stock of David M. Griffith, Ltd. ("DMG"). This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share include the results of operations of DMG from October 1, 1997.

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

    On February 26, 1999, the Company issued 700,210 shares of its common stock in exchange for all of the outstanding common stock of Control Software, Inc. ("Control Software"). This merger was accounted for as a pooling of interests and accordingly, the Company's financial statements, including earnings per share, include the results of operations of Control Software from October 1, 1997. Control Software's operations for the year ended December 31, 1998 were combined with the Company's operations for the fiscal year ended September 30, 1998. This resulted in inclusion of Control Software's operating results for the three months ended December 31, 1998 in the Company's operating results for both fiscal 1998 and 1999. Control Software's revenues and net income for the three months ended December 31, 1998 were $2,170 and $114, respectively.

    On March 31, 1999, the Company acquired all of the outstanding shares of capital stock of Norman Roberts & Associates, Inc. for $1,930. In conjunction with the purchase, the Company recorded intangible assets of $1,930.

    On June 1, 1999, the Company acquired all of the outstanding shares of capital stock of Unison Consulting Group, Inc. for $7,589. In conjunction with the purchase, the Company recorded intangible assets of $5,494.

    On September 30, 1999, the Company acquired all of the outstanding shares of capital stock of Network Design Group, Inc. d/b/a The Center for Health Dispute Resolution ("CHDR") for $2,070. Pursuant to the Purchase Agreement, the purchase price was subject to an upward adjustment for each month for which CHDR secured the renewal or extension of a certain contract, up to a maximum of an additional $1,200. In August 2000, the contract was extended by six months, and an additional $200 was paid, increasing the intangible assets by $200. In conjunction with the purchase, the Company recorded intangible assets of $1,028.

    On October 20, 1999, the Company acquired all of the outstanding shares of capital stock of Public Systems, Inc. for $5,000. In conjunction with the purchase, the Company recorded intangible assets of $4,540.

    On March 20, 2000, the Company acquired all of the outstanding shares of capital stock of Crawford Consulting, Inc. for $16,750. In conjunction with the purchase, the Company recorded intangible assets of $11,887.

    On March 31, 2000, the Company acquired substantially all of the government services division of 3-G International, Inc. for $7,000, plus an earn-out amount of up to $3,000 to be paid by the Company upon the achievement of certain objectives. In conjunction with the purchase, the Company recorded intangible assets of $6,730.

    On April 12, 2000, CSI-MAXIMUS, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Asset Works, Inc. for $8,613. In conjunction with the purchase, the Company recorded intangible assets of $8,674.

    On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of Valuation Resource Management, Inc. for $4,500. In conjunction with the purchase, the Company recorded intangible assets of $4,130.

    On April 29, 2000, the Company acquired substantially all of the assets of Technology Management Resources, Inc. for $9,674. In conjunction with the purchase, the Company recorded intangible assets of $10,036.

    On July 19, 2000, the Company acquired all of the outstanding membership interests of Strategic Partners International, LLC for $1,800. In conjunction with the purchase, the Company recorded intangible assets of $1,609.

    Intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to intangible assets at September 30, 1999 and 2000 was $260 and $3,472, respectively.

    Unaudited pro forma results of operations information for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported are as follows:

	Year ended September 30,
	1999	2000
Revenue	$377,251	$422,676
Net income	26,672	29,291
Earnings per share (diluted)	$1.28	$1.37

    All of the companies acquired in the business combinations described above are involved primarily in providing software and/or consulting services for state and local governments. The merged companies accounted for as immaterial poolings contributed $16,854 to the Company's revenues for the year ended September 30, 1998.

4. Earnings Per Share

    The following table sets forth the components of basic and diluted earnings per share:

	Year ended September 30,
	1998	1999	2000
Numerator:
Net income	$15,514	$27,626	$30,468

Denominator:
Weighted average shares outstanding	17,937	20,537	21,055
Effect of dilutive securities:
Employee stock options	359	354	369

Denominator for dilutive earnings per share	18,296	20,891	21,424

5. Costs and Estimated Earnings on Uncompleted Contracts

    Uncompleted contracts consist of the following components:

	Balance Sheet Caption
	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
September 30, 1999:
Costs and estimated earnings	$255,572	$326,729
Billings	239,422	343,671

	$16,150	$16,942

September 30, 2000:
Costs and estimated earnings	$518,291	$471,044
Billings	491,027	486,692

	$27,264	$15,648

    Costs and estimated earnings in excess of billings relate primarily to performance-based contracts that provide for billings based on attainment of results specified in the contract and differences between actual and provisional billing rates on cost-based contracts.

6. Credit Facilities

    The Company had a $10 million revolving line of credit with a bank. The Company had never borrowed under the line and management allowed the line to expire on March 31, 1999.

    Certain companies that were acquired by the Company during 1998, 1999, and 2000 had various arrangements for short and long-term borrowings. These credit arrangements generally were repaid following the related acquisitions and do not significantly affect the Company's financial statements.

7. Leases

    The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 1998, 1999, and 2000 was $7,074, $11,084, and $15,208 respectively.

    Minimum future payments under these leases are as follows:

Years ended September 30,
2001	$12,497
2002	8,946
2003	5,325
2004	2,953
2005	717
Thereafter	—

$30,438

8. Employee Benefit Plans and Deferred Compensation

    The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 1998, 1999 and 2000, the Company contributed $1,387, $2,923 and $3,287 to the plans, respectively.

    Prior to its merger with the Company, DMG had an employee stock ownership plan covering substantially all of its employees. During 1998, the amount charged to operations for the plan was $394.

    Prior to its merger with the Company, DMG had deferred compensation arrangements with certain officers and employees and had granted stock appreciation rights to certain current and retired officers and employees. The stock appreciation rights provided for full vesting and current settlement at the time of the merger. During 1998, the amount charged to operations under these arrangements was $972, including a one-time income statement charge of $942 as a result of the merger.

9. Income Taxes

    The Company's provision for income taxes is as follows:

	Year ended September 30,
	1998	1999	2000
Current provision:
Federal	$10,676	$18,740	$17,278
State	1,894	3,307	4,174
Deferred tax (benefit) expense	(2,130)	(2,807)	2,635

	$10,440	$19,240	$24,087

    The provision for income taxes resulted in effective tax rates that varied from the federal statutory income tax rate as follows:

	Year ended September 30,
	1998	1999	2000
Expected federal income tax provision	$9,074	$16,043	$19,094
Effect of income taxed directly to S Corporation shareholders	(658)	(480)	—
State income taxes	1,245	2,343	3,047
Effect of nondeductible legal settlement	—	—	1,278
Effect of termination of S Corporation status	325	1,109	—
Effect of nondeductible merger costs	531	82	79
Other	(77)	143	589

	$10,440	$19,240	$24,087

    The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 1999 and 2000 are as follows:

	As of September 30,
	1999	2000
Deferred tax assets-current:
Liabilities for costs deductible in future periods	$1,779	$2,870
Billings in excess of costs and estimated earnings	5,844	5,273

Total deferred tax assets-current:	7,623	8,143
Deferred tax liabilities-current:
Cash versus accrual accounting	1,247	869
Costs and estimated earnings in excess of billings	3,076	6,813
Other	303	461

Total deferred tax liabilities-current	4,626	8,143

Net deferred tax asset-current	$2,997	$—

Deferred tax assets (liabilities)-non-current:
Stock option compensation	$1,905	$1,958
Cash versus accrual accounting	(1,733)	(436)
Other	191	(120)

Net deferred tax asset-non-current	$363	$1,402

    Cash paid for income taxes during the years ended September 30, 1998, 1999 and 2000 was $16,507, $20,002 and $23,748 respectively.

10. Shareholders' Equity

Follow-on Public Offering

    The Company completed a second public offering (the "follow-on offering") of common stock during December 1998. Of the 4,200,000 shares of common stock sold in the follow-on offering, 2,200,000 shares were sold by selling shareholders and 2,000,000 shares were sold by the Company, generating $61,024 in proceeds to the Company, net of offering expenses.

S Corporation Distributions

    Consistent with their past practices, Spectrum, Phoenix, and Control Software paid S corporation distributions totaling $1,917 during 1998, and Control Software paid S corporation distributions totaling $756 during 1999, based upon pre-merger taxable income.

Employee Stock Purchase Plan

    During fiscal 1998, the Company implemented a plan that permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value on the last day of the quarter. The initial sale of shares under the plan occurred during fiscal 1998. During fiscal 1999 and 2000, respectively, the Company issued approximately 13,100 and 66,900 shares of common stock pursuant to this plan at an average price of $26.52 and $24.53 per share.

Stock Option Plans

    The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock.

    The vesting period and share price for awards are determined by the Company's Board of Directors at the date of grant. Options generally vest over periods from two to four years. As of September 30, 2000, the Company's Board of Directors had reserved 4.6 million shares of common stock for issuance under the Company's stock option plans. At September 30, 2000, 1.3 million shares remained available for grants under the Company's option plans.

    Under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting and Disclosure for Stock-Based Compensation, companies may account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123.

    Pro forma information regarding net income has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following assumptions: volatility of 42% for 1998, 56% for 1999, and 66% for 2000; risk free interest rate of 5.5% for 1998, 6.5% for 1999, and 5.7% for 2000; dividend yield 0%; and an expected life of the option of 4 years in 1998 and 1999, and 4.4 years in 2000. The grant-date fair value of options granted was $9.61 in 1998, $14.45 in 1999, and $14.77 in 2000.

    For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options' vesting period. The effects of applying FAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

For the years ended September 30, 1998, 1999 and 2000, pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

	Year ended September 30,
	1998	1999	2000
Net income	$15,514	$27,626	$30,468
FAS 123 compensation expense	(780)	(1,958)	(6,351)

Net income, as adjusted	$14,734	$25,668	$24,117

Net income per share, as adjusted:
Basic	$0.82	$1.25	$1.15
Diluted	$0.81	$1.23	$1.13

    A summary of the Company's stock option activity for the years ended September 30, 1998, 1999 and 2000 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 1997	528,950	$5.07
Activity during fiscal 1998:
Granted	626,989	24.06
Exercised	(36,300)	3.46
Canceled due to termination	(25,887)	25.05

Outstanding at September 30, 1998	1,093,752	15.33
Activity during fiscal 1999:
Granted	879,423	29.05
Exercised	(44,127)	10.26
Canceled due to termination	(110,807)	23.22

Outstanding at September 30, 1999	1,818,241	21.79
Activity during fiscal 2000:
Granted	1,642,143	26.10
Exercised	(60,092)	10.69
Canceled due to termination	(181,064)	25.72

Outstanding at September 30, 2000	3,219,228	$23.98

    The ranges of exercise prices for outstanding options were as follows at September 30, 2000:

$0.01 – $1.46	326,350
$12.31 – $16.00	135,830
$20.43 – $36.63	2,757,048

3,219,228

    The Company had approximately 1,080,000 options exercisable at September 30, 2000 at a weighted average exercise price of $18.53 per share. Outstanding options have a weighted average remaining exercise period of 8.5 years at September 30, 2000.

11. Commitments and Contingencies

Litigation

    On November 28, 1997, an individual who was a former officer, director and shareholder of the Company filed a complaint in the United States District Court for the District of Massachusetts, alleging that, at the time he resigned from the Company in 1996, thereby triggering the repurchase of his shares, the Company and certain of its officers and directors had failed to disclose to him material information relating to the potential value of the shares. He had further alleged that the Company and its officers and directors violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 and breached various fiduciary duties owed to him. This matter was settled in September 2000 without admission of fault or liability on the part of the Company. The Company's financial statements for fiscal year 2000 were appropriately adjusted to reflect a one-time charge for this legal settlement.

    In January 2000, the New York City Human Resources Administration ("HRA") submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. The Mayor of the City of New York and HRA disagreed with the Comptroller's assertions and, in March 2000, sued the Comptroller in the Supreme Court of the State of New York—New York County (the "New York Supreme Court"), seeking to require the Comptroller to register the contracts. On October 24, 2000, the New York Supreme Court Appellate Division—First Department, after having heard an appeal of a decision and judgment issued by the New York Supreme Court on April 13, 2000, issued a decision and order modifying the New York Supreme Court's decision by finding no wrongdoing in the Company's conduct and ordering the Comptroller to register the contracts. The Comptroller has declined to apply for permission to appeal that decision. However, due to the delay occasioned by the lawsuit, the ultimate scope of the contracts may be substantially modified or reduced by HRA. This matter also continues to be the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000 and have interviewed a number of Company employees since that time. MAXIMUS believes that its actions were lawful and appropriate and continues to cooperate fully with the governmental reviews of the matter. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

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

Employment Agreements

    The Company has employment agreements with 41 of its executives and other employees that provide for aggregate base salaries of approximately $8,100 per year. The terms of the employment obligations end between 2001 and 2004.

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

    At September 30, 2000, $3,040 of the Company's accounts receivable were due from the United States Government. Revenues under contracts with various agencies of the United States Government were $3,738 and $8,670 for the years ended September 30, 1998 and 2000, respectively. Of these amounts, $0 and $5,416 for the years ended September 30, 1998 and 2000, respectively, were revenues of the Government Operations segment. A minimal amount of the Company's accounts receivable were due from the United States Government at September 30, 1999 and a minimal amount of revenue was derived from the United States Government during the year ended September 30, 1999.

    At September 30, 1999 and 2000, $12,640 and $16,542 of the Company's accounts receivable were due from one state government. Revenues from contracts with this state, principally by the Government Operations segment, were $30,934, $49,131 and $48,899 for the years ended September 30, 1998, 1999 and 2000, respectively.

13. Business Segments

    The following table provides certain financial information for each business segment:

	1998	1999	2000
Revenues:
Government Operations	$139,263	$177,428	$221,177
Consulting	104,851	142,112	177,987

	$244,114	$319,540	$399,164

Income from operations:
Government Operations	$10,642	$16,816	$23,299
Consulting	13,489	26,446	28,211

	$24,131	$43,262	$51,510

Identifiable assets:
Government Operations	$42,429	$42,152	$72,159
Consulting	46,160	71,243	126,439
Corporate	37,413	109,641	58,305

	$126,002	$223,036	$256,903

Capital expenditures:
Government Operations	$—	$—	$18
Consulting	699	2,415	4,392
Corporate	461	8,174	2,674

	$1,160	$10,589	$7,084

Depreciation and amortization:
Government Operations	$1,518	$779	$547
Consulting	875	1,438	5,027
Corporate	86	467	648

	$2,479	$2,684	$6,222

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

    None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

    The response to this item is contained in part under the caption "Executive Officers and Other Significant Employees of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the section captioned "PROPOSAL 1: Election of Directors" in the Company's Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 6, 2001 (the "Proxy Statement").

ITEM 11. Executive Compensation.

    The response to this item is incorporated herein by reference from the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    The response to this item is incorporated herein by reference from the section captioned "Security Ownership of Management and Five Percent Owners" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions.

    The response to this item is incorporated herein by reference from the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	FINANCIAL STATEMENTS.
The consolidated financial statements are listed under Item 8 of this report.
	2.	FINANCIAL STATEMENT SCHEDULES.
None.
	3.	EXHIBITS.
The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.
(b)	REPORTS ON FORM 8-K.
No Current Reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reston, Commonwealth of Virginia, on the 27th day of December 2000.

MAXIMUS, INC.
By:	/s/ DAVID V. MASTRAN David V. Mastran President and Chief Executive Officer

    Each undersigned person hereby constitutes and appoints David V. Mastran, Raymond B. Ruddy, F. Arthur Nerret, David R. Francis and Lynnette C. Fallon, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 2000, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that which each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. MASTRAN David V. Mastran	President, Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2000
/s/ RAYMOND B. RUDDY Raymond B. Ruddy	Chairman of the Board of Directors and Director	December 27, 2000
/s/ F. ARTHUR NERRET F. Arthur Nerret	Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2000
/s/ RUSSELL A. BELIVEAU Russell A. Beliveau	Director	December 27, 2000
/s/ JESSE BROWN Jesse Brown	Director	December 27, 2000

/s/ MARGARET CARRERA Margaret Carrera	Vice-Chairwoman of the Board and Director	December 27, 2000
/s/ GEORGE C. CASEY George C. Casey	Director	December 27, 2000
/s/ LYNN P. DAVENPORT Lynn P. Davenport	Director	December 27, 2000
/s/ THOMAS A. GRISSEN Thomas A. Grissen	Director	December 27, 2000
/s/ PETER POND Peter Pond	Director	December 27, 2000

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of Company, as amended. (1)
3.2	Amended and Restated By-laws of Company. (2)
4.1	Specimen Common Stock Certificate. (2)
10.1	1997 Equity Incentive Plan, as amended. (3)*
10.2	1997 Director Stock Option Plan, as amended. (4)*
10.3	1997 Employee Stock Purchase Plan. (5)*
10.4	Amendment No. 1 to 1997 Employee Stock Purchase Plan. (6)*
10.5	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and David V. Mastran. (5)*
10.6	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and Raymond B. Ruddy. (5)*
10.7	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and Russell A. Beliveau. (5)*
10.8	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and Susan D. Pepin. (5)*
10.9	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and Ilene R. Baylinson. (5)*
10.10	Executive Employment, Non-Compete, Confidentiality and Stock Restriction Agreement by and between the Company and Lynn P. Davenport. (5)*
10.11	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Margaret Carrera. (7)*
10.12	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and George C. Casey. (7)*
10.13	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Louis E. Chappuie. (7)*
10.14	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Gary L. Glickman. (7)*
10.15	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Thomas A. Grissen. (8)*
10.16	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and James M. Paulits. (1)*
10.17	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (5)
10.18	Letter Agreement dated September 30, 1997 between the Company and Crestar Bank with respect to a $10 million line of credit. (4)
10.19	Commercial Note, dated September 30, 1997 in the amount of $10 million, issued by the Company to Crestar Bank. (4)

10.20	California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health Services of the State of California. (4)
10.21	Agreement and Plan of Merger by and between the Company and David M. Griffith and Associates, Ltd. (9)
10.22	Agreement and Plan of Merger by and between the Company, Control Acquisition Corp., Control Software, Inc., James M. Paulits, John H. Hines, III, R. David Sadoo and John M. Ryan. (10)
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Ernst & Young LLP, independent auditors. Filed herewith.
24.1	Power of Attorney, contained on signature page hereto.
27.1	Financial Data Schedule. Filed herewith. EDGAR only.
99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

*
Denotes management contract or compensation plan.

(1)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (File No. 1-12997) on December 23, 1999 and incorporated herein by reference.

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

(9)
Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-49305) filed with the Securities and Exchange Commission on April 3, 1998 and incorporated herein by reference.

(10)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) filed with the Securities and Exchange Commission on March 4, 1999 and incorporated herein by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MAXIMUS, Inc. CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
MAXIMUS, Inc. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
MAXIMUS, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the years ended September 30, 1998, 1999 and 2000 (Dollars in thousands)
MAXIMUS, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
MAXIMUS, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the years ended September 30, 1998, 1999 and 2000 (Dollars in thousands, except per share amounts)
PART III
PART IV
SIGNATURES
EXHIBIT INDEX