Form 10-Q
period 2000-12-31
MAXIMUS INC
filed 2001-02-14
CIK 1032220

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

         [    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12997

                                  MAXIMUS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             ----------------------

           VIRGINIA                                             54-1000588
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

   11419 SUNSET HILLS ROAD
      RESTON, VIRGINIA                                              20190
(Address of Principal Executive Offices)                          (Zip Code)

       Registrant's Telephone Number, Including Area Code: (703) 251-8500

                             ----------------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

        CLASS                                  OUTSTANDING AT FEBRUARY 9, 2001
        -----                                  -------------------------------
Common Shares, no par value                              21,208,997


================================================================================

                                  MAXIMUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets as of September 30, 2000 (audited) and December 31, 2000 (unaudited)

         Consolidated Statements of Income for the three months ended December 31, 1999 and 2000 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended December 31, 1999 and 2000 (unaudited)

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Signatures

Exhibit Index

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    2000               2000
                                                                              -----------------  ----------------
                                                                                                   (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.............................................             $ 36,975          $ 29,500
    Marketable securities.................................................                1,359               206
    Accounts receivable, net..............................................              102,500           113,448
    Costs and estimated earnings in excess of billings....................               27,264            34,646
    Prepaid expenses and other current assets.............................                6,344             6,059
                                                                                     -----------        ----------

Total current assets......................................................              174,442           183,859

Property and equipment at cost:
    Land..................................................................                2,462             2,462
    Building and improvements.............................................                9,484            10,238
    Office furniture and equipment........................................               14,264            15,227
    Leasehold improvements................................................                  848               882
                                                                                     -----------        ----------
                                                                                         27,058            28,809
    Less:  Accumulated depreciation and amortization......................               (8,754)           (9,596)
                                                                                     -----------        ----------

Total property and equipment, net.........................................               18,304            19,213

Software development costs................................................                7,883            10,023
    Less:  Accumulated amortization.......................................                 (703)             (814)
                                                                                     -----------        ----------
Total software development, net...........................................                7,180             9,209
Deferred income taxes.....................................................                1,402             1,384
Intangible assets, net....................................................               52,586            51,194
Other assets..............................................................                2,989             2,909
                                                                                     -----------        ----------

Total assets..............................................................             $256,903          $267,768
                                                                                     ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................................................             $ 12,565           $12,177
    Accrued compensation and benefits.....................................               17,747            13,521
    Billings in excess of costs and estimated earnings....................               15,648            16,805
    Notes payable.........................................................                  209               284
    Income taxes payable..................................................                    -             5,049
    Other current liabilities.............................................                  461               543
                                                                                     -----------        ----------

Total current liabilities.................................................               46,630            48,379
Long-term debt............................................................                  555               540
Other liabilities.........................................................                  785               625
                                                                                     -----------        ----------

Total liabilities.........................................................               47,970            49,544

Shareholders' equity:
    Common stock, no par value; 60,000,000 shares authorized; 21,125,844 and
      21,179,702 shares issued and outstanding at September 30, 2000
      and December 31, 2000, at stated amount, respectively...............              133,082           133,701
    Accumulated other comprehensive loss..................................                  (26)              (16)
    Retained earnings.....................................................               75,877            84,539
                                                                                     -----------        ----------

Total shareholders' equity................................................              208,933           218,224
                                                                                     -----------        ----------

Total liabilities and shareholders' equity................................             $256,903          $267,768
                                                                                     ===========        ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               -------------------------
                                                                                  1999           2000
                                                                               ----------     ----------
Revenues...............................................................         $89,683        $112,916
Cost of revenues.......................................................          62,085          77,254
                                                                               ----------     ----------
Gross profit...........................................................          27,598          35,662
Selling, general and administrative expenses...........................          15,426          19,751
Amortization of goodwill and other acquisition-related intangibles.....             274           1,392
                                                                               ----------     ----------
Income from operations.................................................          11,898          14,519
Interest and other income..............................................           1,050             288
                                                                               ----------     ----------
Income before income taxes.............................................          12,948          14,807
Provision for income taxes.............................................           5,288           6,145
                                                                               ----------     ----------
Net income.............................................................         $ 7,660        $  8,662
                                                                               ==========     ==========

Earnings per share:

  Basic...............................................................          $  0.36        $   0.41
                                                                               ==========     ==========
  Diluted.............................................................          $  0.36        $   0.40
                                                                               ==========     ==========

Weighted average shares outstanding:

  Basic...............................................................           21,001          21,145
                                                                               ==========     ==========
  Diluted.............................................................           21,323          21,615
                                                                               ==========     ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                             1999           2000
                                                                                          ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income....................................................................         $ 7,660        $  8,662

     Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization..............................................           1,001           2,346
        Other......................................................................               -            (150)

     Change in assets and liabilities:
        Accounts receivable, net...................................................          (4,380)        (10,948)
        Costs and estimated earnings in excess of billings.........................            (751)         (7,382)
        Prepaid expenses and other current assets..................................              30             284
        Other assets...............................................................             404              80
        Accounts payable...........................................................          (1,591)           (388)
        Accrued compensation and benefits..........................................          (5,367)         (4,226)
        Billings in excess of costs and estimated earnings.........................            (256)          1,157
        Income taxes payable.......................................................           2,654           5,202
        Other liabilities..........................................................              17              82
                                                                                          ----------     ----------

Net cash used in operating activities..............................................           (579)         (5,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of businesses, net of acquired cash............................         (4,884)               -
        Capitalization of software development costs...............................               -         (2,140)
        Purchase of property and equipment.........................................           (973)         (1,751)
        Decrease in marketable securities..........................................          3,631           1,162
                                                                                          ----------     ----------

Net cash used in investing activities..............................................         (2,226)         (2,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock ..................................................            575             619
        Payments on borrowings.....................................................            (69)            (84)
                                                                                          ----------     ----------

Net cash provided by financing activities..........................................            506             535
                                                                                          ----------     ----------

Net decrease in cash and cash equivalents..........................................         (2,299)         (7,475)

Cash and cash equivalents, beginning of period.....................................         61,647          36,975
                                                                                          ----------     ----------

Cash and cash equivalents, end of period...........................................        $59,348         $29,500
                                                                                          ==========     ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-12997) filed with the Securities and Exchange Commission on December 27, 2000.

         Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (SAB 101). SAB 101 summarizes some of the staff's interpretations of application of generally accepted accounting principles to revenue recognition, including presentation in the consolidated financial statements. The staff provided guidance due, in part, to the large number of revenue recognition issues that it has encountered in registrant filings. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and intends to adopt SAB 101 sometime in fiscal 2001.

3. BUSINESS COMBINATIONS

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

         Intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to intangible assets at September 30, 2000 and December 31, 2000 was $3,472 and $4,864, respectively.

4. COMMITMENTS AND CONTINGENCIES

          In January 2000, the New York City Human Resources Administration submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. Although the New York Supreme Court, Appellate Division - First Department ordered the Comptroller to register the contracts in October 2000 after finding no wrongdoing in the Company's conduct, this matter continues to be the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, are investigating the facts underlying this matter. Both offices issued subpoenas for documents to the Company in early May 2000 and have interviewed a number of Company employees since that time. MAXIMUS believes that its actions were lawful and appropriate and continues to cooperate fully with the governmental reviews of the matter. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

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

5. EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share:

                                                                       Three Months Ended
                                                                           December 31,
                                                                     -----------------------
                                                                        1999          2000
                                                                     ----------    ---------
      Numerator:
          Net income............................................       $ 7,660      $ 8,662
                                                                     ==========    =========

      Denominator:
          Weighted average shares outstanding...................        21,001       21,145
          Effect of dilutive securities:
          Employee stock options................................           322          470
                                                                     ----------    ---------
          Denominator for dilutive earnings per share...........        21,323       21,615
                                                                     ==========    =========


6.  SEGMENT INFORMATION

         In October 2000, the Company completed a reorganization of its divisions in order to better focus and manage the Company's existing and future technology assets. The Company's core technology assets have been moved from the Consulting Group to the newly created Systems Group. Accordingly, the Company has reflected the segment information for earlier periods as if it was composed of three reportable segments rather than two reportable segments.

         The following table provides certain financial information for each business segment:

                                                                  Three Months Ended
                                                                     December 31,
                                                               --------------------------
                                                                   1999         2000
                                                               ------------- ------------
         Revenues:
              Government Operations Group....................       $51,180     $ 60,483
              Consulting Group...............................        27,141       35,539
              Systems Group..................................        11,362       16,894
                                                                 -----------   ----------
                                                                    $89,683     $112,916
                                                                 ===========   ==========
         Gross Profit:
              Government Operations Group....................      $ 11,167      $12,786
              Consulting Group...............................        11,327       15,076
              Systems Group..................................         5,104        7,800
                                                                 -----------   ----------
                                                                   $ 27,598     $ 35,662
                                                                 ===========   ==========
         Income from operations:
              Government Operations Group....................        $4,961      $ 5,547
              Consulting Group...............................         5,172        7,092
              Systems Group..................................         1,765        1,880
                                                                 -----------   ----------
                                                                    $11,898      $14,519
                                                                 ===========   ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company provides program management, consulting and systems services primarily to state and local government agencies in the United States. Founded in 1975, the Company has been profitable every year since inception. The Company conducts its operations through three groups, the Government Operations Group, Consulting Group and Systems Group. The Government Operations Group administers and manages government health and human services programs, including welfare-to-work and job readiness, child support enforcement, managed care enrollment and disability services. The Consulting Group provides consulting services to state, county and local legislatures and government agencies, including health and human services, law enforcement, parks and recreation, taxation, housing, motor vehicles, labor and education. The Systems Group is focused on providing state and local governments IT solutions through the design of new systems and integration of legacy systems. The Systems Group is also the leading provider of proprietary IT systems for fleet, asset management, criminal justice, and smart-card applications.

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

         The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2000, the Company's average Government Operations contract duration was approximately 2.3 years. The Company's Consulting and Systems Group contracts have performance periods that range from one month to more than two years.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                                    Three Months Ended
                                                                       December 31,
                                                           -------------------------------------
                                                                1999                   2000
                                                           ----------------     ----------------
Revenues:
Government Operations Group..............................       57.1%                  53.6%
Consulting Group.........................................       30.2                   31.4
Systems Group............................................       12.7                   15.0
                                                              ------                 ------
     Total revenues......................................      100.0                  100.0
Gross Profit:
Government Operations Group..............................       21.8                   21.1
Consulting Group.........................................       41.7                   42.4
Systems Group............................................       44.9                   46.2
                                                              ------                 ------
     Total gross profit as a percent of revenue..........       30.8                   31.6

Selling, general and administrative expenses.............       17.2                   17.5
Amortization of goodwill and other acquisition
   related intangibles...................................        0.3                    1.2
                                                              ------                 ------
Income from operations...................................       13.3                   12.9
Interest and other income................................        1.1                    0.2
                                                              ------                 ------
Income before income taxes...............................       14.4                   13.1
Provision for income taxes...............................        5.9                    5.4
                                                              ------                 ------
Net income...............................................        8.5%                   7.7%
                                                              ======                 ======

         THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         REVENUES. Total contract revenues increased 25.9% to $112.9 million for the three months ended December 31, 2000 from $89.7 million for the same period in 1999. Government Operations Group revenues increased 18.2% to $60.5 million for the three months ended December 31, 2000 from $51.2 million for the same period in 1999. This increase was due to an increase in the number of contracts in all four divisions of the Group plus revenue totaling $2.5 million received this quarter from entities acquired after the first quarter of last fiscal year. Consulting Group revenues increased 30.9% to $35.5 million for the three months ended December 31, 2000 from $27.1 million for the divisions in this Group for the same period in 1999. This increase was due to an increase in the number of contracts in three of the four divisions plus revenue totaling $2.1 million received this quarter from entities acquired after the first quarter of last fiscal year. Systems Group revenues increased 48.7% to $16.9 million for the three months ended December 31, 2000 from $11.4 million for the divisions in this Group for the same period in 1999. This increase was primarily due to revenue totaling $5.0 million received this quarter from entities acquired after the first quarter of last fiscal year. The growth in revenue for the entire Company was 15.2% excluding the revenue from entities acquired after the first quarter of last fiscal year.

         GROSS PROFIT. Total gross profit increased 29.2% to $35.7 million for the three months ended December 31, 2000 from $27.6 million for the same period in 1999. Government Operations Group gross profit increased 14.5% to $12.8 million for the three months ended December 31, 2000 from $11.2 million for the three months ended December 31, 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 21.1% for the three months ended December 31, 2000 from 21.8% for the same period in 1999. The decrease was due to a slight decline in gross margins on a few projects within the Group. Consulting Group gross profit increased 33.1% to $15.1 million for the three months ended December 31, 2000 from $11.3 million for the divisions in this Group for the same period in 1999 due to increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 42.4% for the three months ended December 31, 2000 from 41.7% for the divisions in this Group for the same period in 1999, primarily due to improved margins within the DMG-MAXIMUS division of the Group. Systems Group gross profit increased 52.8% to $7.8 million for the three months ended December 31, 2000 from $5.1 million for the divisions in this Group for the same period in 1999 due to the increased revenues and an increased gross profit percentage. As a percentage of Systems Group revenues, Systems Group gross profit increased to 46.2% for the three months ended December 31, 2000 from 44.9% for the divisions in this Group for the same period in 1999, due to improved margins within many divisions of the Group.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses increased 28.0% to $19.8 million for the three months ended December 31, 2000 from $15.4 million for the same period in 1999. The primary reasons for the increase in SG&A costs were the increase in the number of employees of the Company to approximately 4,400 at December
31, 2000 from approximately 3,500 at December 31, 1999, the related increase in expenses necessary to support the Company's growth and the increase in marketing and proposal preparation expenditures incurred to pursue further growth. Additionally, in the quarter ended December 31, 2000, the Company incurred one-time expenses in connection with the events related to its 25th anniversary. As a percentage of revenues, SG&A expenses increased to 17.5% for the three months ended December 31, 2000 from 17.2% for the same period in 1999.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended December 31, 2000, the Company incurred $1.4 million of amortization expense, as compared to $0.3 million for the same period in 1999. The increase is due to amortization of $56.1 million of goodwill and other acquisition-related intangible assets the Company recorded in connection with acquisitions it completed through fiscal year 2000.

         INTEREST AND OTHER INCOME. The decrease in interest and other income to $0.3 million for the three months ended December 31, 2000 as compared to $1.1 million for the same period in 1999 was due to a decrease in the average balances of invested funds.

         PROVISION FOR INCOME TAXES. The provision for income tax for the three months ended December 31, 2000 was 41.5% of income before income taxes as compared to 40.8% for the three months ended December 31, 1999. This increase was due to differences in the amounts of certain expense items, primarily amortization of intangible assets, some of which is not deductible for tax purposes.

         LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended December 31, 2000, cash used in operations was $5.3 million as compared to cash used in operations of $0.6 million for the three months ended December 31, 1999. The principal reason for the increase in cash used in operations was the increase in billed accounts receivable of $10.9 million and the increase in unbilled accounts receivable of $7.4 million during the three months ended December 31, 2000, compared to an increase in billed accounts receivable of $4.4 million and an increase in unbilled accounts receivable of $0.8 million during the three months ended December 31, 1999. The increase in billed accounts receivable was due primarily to two factors: (1) one customer delaying payments pending allocation of costs among different funding agencies and (2) delays in billings caused by late approval of the federal budget. The increase in unbilled accounts receivables was due to a number of new contract startups, several contracts which have deliverable-based billings which are expected to be billed in the next few months, and a number of revenue maximization contracts for which billings were delayed pending federal approval of claims submitted. Management anticipates that accounts receivable, as measured in days of sales outstanding, will be reduced in the next few months. Cash flow was also affected because the Company accrues for incentive compensation throughout the fiscal year and makes payments to employees in October. In October 2000, those payments totaled $7.4 million compared to $7.0 million for the same period in 1999.

         For the three months ended December 31, 2000, cash used in investing activities was $2.7 million as compared to $2.2 million for the three months ended December 30, 1999. Cash used in investing activities for the three months ended December 31, 2000 primarily consisted of capitalization of software costs and purchases of property and equipment.

         Cash provided by financing activities during both the three months ended December 31, 2000 and the three months ended December 31, 1999 was $0.5 million, which consisted primarily of sales of stock to employees through the Company's employee stock purchase plan and stock option plan during both periods.

         Management believes that the Company will have sufficient resources to meet its cash needs over the next twelve months. Such cash needs may include start-up costs associated with new contract awards, obtaining additional office space, establishing new offices, investment in upgraded systems infrastructure or acquisitions of other businesses and technologies. Cash requirements beyond the next twelve months will depend on the Company's profitability, its ability to manage working capital requirements, its rate of growth, the amounts spent on business acquisitions, if any, and the leasing of new office space, if any.

         FORWARD LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence and strategies and the Company's expectations about revenues, results of operations, profitability, future contracts, market opportunities, market demand or acceptance of the Company's products are forward-looking statements that involve risks and uncertainties. These uncertainties could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Securities and Exchange Commission (File No. 001-12997) on December 27, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company believes that its exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

   (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MAXIMUS, INC.



Date: February 14, 2001       By:       /s/ F. ARTHUR NERRET
                                  -----------------------------------
                                  F. Arthur Nerret
                                  Vice President, Finance, Chief
                                  Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.         DESCRIPTION
     99.1           Important Factors Regarding Forward Looking Statements.
                    Filed as an exhibit to the Company's Annual Report on
                    Form 10-K for the year ended September 30, 2000 (File
                    No. 1-12997) on December 27, 2000 and incorporated herein by reference.