Form 10-Q
period 2001-03-31
MAXIMUS INC
filed 2001-05-15
CIK 1032220

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 1-12997

                                 MAXIMUS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                            ------------------------

               VIRGINIA                                     54-1000588
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

        11419 SUNSET HILLS ROAD
           RESTON, VIRGINIA                                   20190
    (Address of Principal Executive                         (Zip Code)
               Offices)

       Registrant's Telephone Number, Including Area Code: (703) 251-8500

                            ------------------------

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                 Class                             Outstanding at May 11, 2001
      Common Shares, no par value                           21,401,363

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 MAXIMUS, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                     INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
           (audited) and March 31, 2001 (unaudited)

         Consolidated Statements of Income for the three months and six months ended March 31, 2000 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 2001 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q, THE TERMS "WE," "US," "OUR" AND "MAXIMUS" REFER TO MAXIMUS, INC. AND ITS SUBSIDIARIES.

                                 MAXIMUS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2001
                                                              -------------   -----------
                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 36,975       $ 46,994
  Marketable securities.....................................       1,359          1,350
  Accounts receivable, net..................................     102,500         94,371
  Costs and estimated earnings in excess of billings........      27,264         37,057
  Prepaid expenses and other current assets.................       6,344          6,505
                                                                --------       --------
Total current assets........................................     174,442        186,277
Property and equipment at cost:
  Land......................................................       2,462          2,462
  Building and improvements.................................       9,484         10,608
  Office furniture and equipment............................      14,264         15,352
  Leasehold improvements....................................         848            897
                                                                --------       --------
                                                                  27,058         29,319
  Less: Accumulated depreciation and amortization...........      (8,754)       (10,020)
                                                                --------       --------
Total property and equipment, net...........................      18,304         19,299
Software development costs..................................       7,883         11,629
  Less: Accumulated amortization............................        (703)          (963)
                                                                --------       --------
Total software development, net.............................       7,180         10,666
Deferred income taxes.......................................       1,402          1,384
Intangible assets, net......................................      52,586         49,815
Other assets................................................       2,989          2,833
                                                                --------       --------
Total assets................................................    $256,903       $270,274
                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 12,565       $ 11,976
  Accrued compensation and benefits.........................      17,747         16,152
  Billings in excess of costs and estimated earnings........      15,648         10,710
  Notes payable.............................................         209            284
  Other current liabilities.................................         461            432
                                                                --------       --------
Total current liabilities...................................      46,630         39,554
Long-term debt..............................................         555             71
Other liabilities...........................................         785            582
                                                                --------       --------
Total liabilities...........................................      47,970         40,207

Shareholders' equity:
  Common stock, no par value; 60,000,000 shares authorized;
    21,125,844 and 21,233,805 shares issued and outstanding
    at September 30, 2000 and March 31, 2001, at stated
    amount, respectively....................................     133,082        135,680
  Accumulated other comprehensive loss......................         (26)           (13)
  Retained earnings.........................................      75,877         94,400
                                                                --------       --------
Total shareholders' equity..................................     208,933        230,067
                                                                --------       --------
Total liabilities and shareholders' equity..................    $256,903       $270,274
                                                                ========       ========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS           SIX MONTHS
                                                         ENDED MARCH 31,       ENDED MARCH 31,
                                                       -------------------   -------------------
                                                         2000       2001       2000       2001
                                                       --------   --------   --------   --------
Revenues.............................................  $93,501    $120,605   $183,184   $233,521
Cost of revenues.....................................   64,249      82,046    126,334    159,300
                                                       -------    --------   --------   --------
Gross profit.........................................   29,252      38,559     56,850     74,221
Selling, general and administrative expenses.........   15,281      20,509     30,707     40,260
Amortization of goodwill and other
  acquisition-related intangibles....................      371       1,359        645      2,751
                                                       -------    --------   --------   --------
Income from operations...............................   13,600      16,691     25,498     31,210
Interest and other income............................    1,099         166      2,149        454
                                                       -------    --------   --------   --------
Income before income taxes...........................   14,699      16,857     27,647     31,664
Provision for income taxes...........................    6,133       6,996     11,421     13,141
                                                       -------    --------   --------   --------
Net income...........................................  $ 8,566    $  9,861   $ 16,226   $ 18,523
                                                       =======    ========   ========   ========

Earnings per share:
  Basic..............................................  $  0.41    $   0.46   $   0.77   $   0.87
                                                       =======    ========   ========   ========
  Diluted............................................  $  0.40    $   0.45   $   0.76   $   0.85
                                                       =======    ========   ========   ========

Weighted average shares outstanding:
  Basic..............................................   21,036      21,214     21,019     21,179
                                                       =======    ========   ========   ========
  Diluted............................................   21,535      22,021     21,427     21,804
                                                       =======    ========   ========   ========

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MAXIMUS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 16,226   $ 18,523
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................     2,007      4,277
    Deferred income taxes...................................        18       (177)
  Change in assets and liabilities:
    Accounts receivable, net................................    (6,884)     8,129
    Costs and estimated earnings in excess of billings......    (2,520)    (9,792)
    Prepaid expenses and other current assets...............       318        (83)
    Other assets............................................       853       (441)
    Accounts payable........................................    (2,713)      (589)
    Accrued compensation and benefits.......................    (3,338)    (1,595)
    Billings in excess of costs and estimated earnings......    (5,084)    (4,939)
    Income taxes payable....................................    (2,941)        --
    Other liabilities.......................................       139        (28)
                                                              --------   --------
Net cash (used in) provided by operating activities.........    (3,919)    13,285

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of businesses, net of acquired cash.........   (21,514)        --
    Purchase price adjustments, net.........................        --         20
    Proceeds from notes receivable..........................        81        714
    Capitalization of software development costs............      (387)    (3,746)
    Purchase of property and equipment......................    (1,564)    (2,261)
    Decrease in marketable securities.......................    10,710         21
                                                              --------   --------
Net cash used in investing activities.......................   (12,674)    (5,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock................................     1,495      2,598
    Net payments on borrowings..............................       (38)      (612)
                                                              --------   --------
Net cash provided by financing activities...................     1,457      1,986
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........   (15,136)    10,019
Cash and cash equivalents, beginning of period..............    61,647     36,975
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 46,511   $ 46,994
                                                              ========   ========

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                 MAXIMUS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    IN THESE NOTES TO UNAUDITED FINANCIAL STATEMENTS, THE TERMS THE "COMPANY" AND "MAXIMUS" REFER TO MAXIMUS, INC. AND ITS SUBSIDIARIES.

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-12997) filed with the Securities and Exchange Commission on December 27, 2000.

    Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of application of generally accepted accounting principles to revenue recognition, including presentation in the consolidated financial statements. The staff provided guidance due, in part, to the large number of revenue recognition issues that it has encountered in registrant filings. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and intends to adopt SAB 101 in the fourth quarter of fiscal 2001.

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

    On March 31, 2000, the Company acquired substantially all of the assets of the government services division of 3-G International, Inc. for $7,000, plus an earn-out amount of $1,126 paid by the Company in May 2001 as a result of achievement of certain objectives. In conjunction with the purchase, the Company recorded intangible assets of $7,054, excluding the May 2001 earn-out payment.

    On April 12, 2000, Asset Solutions (formerly known as CSI-MAXIMUS, Inc.), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Asset Works, Inc. for $8,613. In conjunction with the purchase, the Company recorded intangible assets of $8,674.

    On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of Valuation Resource Management, Inc. for $4,500. In conjunction with the purchase, the Company recorded intangible assets of $3,585.

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

    Intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to intangible assets at September 30, 2000 and March 31, 2001 was $3,472 and $6,223, respectively.

4.  COMMITMENTS AND CONTINGENCIES

    In January 2000, the New York City Human Resources Administration submitted two contracts that it had awarded to the Company for welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. The New York Supreme Court, Appellate Division--First Department ordered the Comptroller to register the contracts in October 2000 after finding no wrongdoing in the Company's conduct. Nevertheless, this matter continues to be the subject of investigations being conducted by certain governmental agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, are investigating the facts underlying this matter. During the last year, these offices reviewed certain documents and interviewed some of the Company's employees. To the Company's knowledge, there has been no recent activity involving these investigations. MAXIMUS believes that its actions were lawful and appropriate and, although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

    The Company also is involved in various other legal proceedings in the ordinary course of its business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were resolved unfavorably.

5.  EARNINGS PER SHARE

    The following table sets forth the components of basic and diluted earnings per share:

                                                             THREE MONTHS           SIX MONTHS
                                                            ENDED MARCH 31,       ENDED MARCH 31,
                                                          -------------------   -------------------
                                                            2000       2001       2000       2001
                                                          --------   --------   --------   --------
Numerator:
  Net income............................................  $ 8,566    $ 9,861    $16,226    $18,523
                                                          -------    -------    -------    -------

Denominator:
  Weighted average shares outstanding...................   21,036     21,214     21,019     21,179
  Effect of dilutive securities:
  Employee stock options................................      499        807        408        625
                                                          -------    -------    -------    -------
  Denominator for diluted earnings per share............   21,535     22,021     21,427     21,804
                                                          =======    =======    =======    =======

6.  SEGMENT INFORMATION

    In October 2000, the Company completed a reorganization of its divisions in order to better focus and manage the Company's existing and future technology assets. Accordingly, prior period reports have been reclassified to reflect current period presentation of segment information.

    The following table provides certain financial information for each business segment:

                                                          THREE MONTHS           SIX MONTHS
                                                         ENDED MARCH 31,       ENDED MARCH 31,
                                                       -------------------   -------------------
                                                         2000       2001       2000       2001
                                                       --------   --------   --------   --------
Revenues:
  Government Operations Group........................  $54,030    $ 66,586   $105,210   $127,069
  Consulting Group...................................   27,255      36,763     54,396     72,302
  Systems Group......................................   12,216      17,256     23,578     34,150
                                                       -------    --------   --------   --------
Total................................................  $93,501    $120,605   $183,184   $233,521
                                                       =======    ========   ========   ========
Gross Profit:
  Government Operations Group........................  $12,347    $ 14,554   $ 23,514   $ 27,340
  Consulting Group...................................   10,855      16,655     22,182     31,731
  Systems Group......................................    6,050       7,350     11,154     15,150
                                                       -------    --------   --------   --------
Total................................................  $29,252    $ 38,559   $ 56,850   $ 74,221
                                                       =======    ========   ========   ========
Income from operations:
  Government Operations Group........................  $ 6,608    $  6,687   $ 11,569   $ 12,234
  Consulting Group...................................    4,733       8,977      9,905     16,069
  Systems Group......................................    2,259       1,027      4,024      2,907
                                                       -------    --------   --------   --------
Total................................................  $13,600    $ 16,691   $ 25,498   $ 31,210
                                                       =======    ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are a leading provider of program management, consulting and systems services primarily to state and local government agencies throughout the United States. Since our inception, we have been at the forefront of innovation in meeting our mission of "Helping Government Serve the People(R)." We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We currently have contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties, and have been profitable every year since we were founded in 1975. For the year ended September 30, 2000, we had revenues of $399 million and net income of $30.5 million and for the six months ended March 31, 2001, we had revenues of $233.5 million and net income of $18.5 million.

    Prior to October 2000, we conducted our operations through two groups: the Government Operations Group and the Consulting Group. In October 2000, we reorganized our groups to better focus and manage our existing and future technology assets. Our core technology assets were moved from the Consulting Group to the newly created Systems Group. Accordingly, we have reflected the segment information for earlier periods as if it were composed of three reportable segments instead of two reportable segments.

    Our revenues are generated from contracts with various payment arrangements, including: (1) fixed-price; (2) costs incurred plus a negotiated fee ("cost-plus"); (3) performance-based criteria; and (4) time and materials reimbursement (used primarily by the Consulting Group). For the fiscal year ended September 30, 2000, the most recent period for which this information is available, revenues from fixed price contracts were approximately 47% of total revenues; revenues from cost-plus contracts were approximately 19% of total revenues; revenues from performance based contracts were approximately 18% of total revenues; and revenues from time and materials reimbursement contracts were approximately 16% of total revenues. Traditionally, a majority of the contracts with state and local government agencies have been fixed-price and performance-based and federal government contracts have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because we are subject to the risk of potential cost overruns or inaccurate revenue estimates.

    The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2000, our average Government Operations contract duration was approximately 2.3 years. Our Consulting Group contracts had performance periods ranging from one month to approximately two years. Our average Systems Group contract duration was 1.5 years.

    Our most significant expense is cost of revenues, which consists primarily of project-related employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the service costs related to our fixed-price, performance-based and time and materials contracts. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

    Selling, general and administrative expenses consist of management, marketing and administration costs including salaries, benefits, travel, recruiting, continuing education and training, facilities costs, printing, reproduction, communications and equipment depreciation.

BUSINESS COMBINATIONS AND ACQUISITIONS

    As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. During fiscal 2000, we completed the following transactions:


                                                                                    INTANGIBLE ASSETS
ACQUIRED COMPANY      DESCRIPTION OF         DATE              PURCHASE PRICE       RECORDED
                      BUSINESS
Public Systems, Inc.  Client-server          October 20, 1999  $5,000,000           $4,540,000
                      management systems
Crawford Consulting,  Web-enabled            March 20, 2000    $16,750,000          $11,887,000
Inc.                  information systems
3-G International,    Smart-card systems     March 31, 2000    $7,000,000 plus an   $7,054,000
  Inc.                                                         earn-out of          (excludes May
                                                               $1,126,000 paid May  earn-out payment)
                                                               2001
Asset Works, Inc.     Infrastructure         April 12, 2000    $8,613,000           $8,674,000
                      management systems
Valuation Resource    Asset inventorying     April 14, 2000    $4,500,000           $3,585,000
Management, Inc.      and valuation
                      services
Technology            Child support          April 29, 2000    $9,674,000           $10,036,000
Management Resources  collection services
Strategic Partners    Activity-based         July 19, 2000     $1,800,000           $1,609,000
International LLC     costing systems

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                               THREE MONTHS           SIX MONTHS
                                                              ENDED MARCH 31,       ENDED MARCH 31,
                                                            -------------------   -------------------
                                                              2000       2001       2000       2001
                                                            --------   --------   --------   --------
Revenues:
Government Operations Group...............................    57.8%      55.2%      57.4%      54.4%
Consulting Group..........................................    29.1       30.5       29.7       31.0
Systems Group.............................................    13.1       14.3       12.9       14.6
                                                             -----      -----      -----      -----
    Total revenues........................................   100.0      100.0      100.0      100.0
Gross Profit:
Government Operations Group...............................    22.9       21.9       22.3       21.5
Consulting Group..........................................    39.8       45.3       40.8       43.9
Systems Group.............................................    49.5       42.6       47.3       44.4
                                                             -----      -----      -----      -----
    Total gross profit as a percent of revenue............    31.3       32.0       31.0       31.8
Selling, general and administrative expenses..............    16.3       17.0       16.8       17.2

Amortization of goodwill and other acquisition-related
  intangibles.............................................     0.4        1.1        0.3        1.2
                                                             -----      -----      -----      -----
Income from operations:
Government Operations Group...............................    12.2       10.0       11.0        9.6
Consulting Group..........................................    17.4       24.4       18.2       22.2
Systems Group.............................................    18.5        6.0       17.1        8.5
                                                             -----      -----      -----      -----
    Total income from operations..........................    14.6       13.9       13.9       13.4
Interest and other income.................................     1.1        0.1        1.2        0.1
                                                             -----      -----      -----      -----
Income before income taxes................................    15.7       14.0       15.1       13.5
Provision for income taxes................................     6.5        5.8        6.2        5.6
                                                             -----      -----      -----      -----
Net income................................................     9.2%       8.2%       8.9%       7.9%
                                                             =====      =====      =====      =====

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUES. Our total contract revenues increased 29.0% to $120.6 million for the three months ended March 31, 2001 from $93.5 million for the same period in 2000. Revenues of our Government Operations Group increased 23.2% to $66.6 million for the three months ended March 31, 2001 from $54.0 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $1.1 million received this quarter from entities acquired after the second quarter of the last fiscal year. Revenues of our Consulting Group increased 34.9% to $36.8 million for the three months ended March 31, 2001 from $27.3 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $2.1 million received this quarter from entities acquired after the second quarter of the last fiscal year. Revenues of our Systems Group increased 41.3% to $17.3 million for the three months ended March 31, 2001 from $12.2 million for the same period in 2000. This increase was primarily due to revenue totaling $5.1 million received this quarter from entities acquired after the second quarter of the last fiscal year. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, our overall growth in revenue was 20.1% excluding the revenue from entities we acquired after the period ended March 31, 2000.

    GROSS PROFIT. Our total gross profit increased 31.8% to $38.6 million for the three months ended March 31, 2001 from $29.3 million for the same period in 2000. Gross profit of our Government Operations Group increased 17.9% to $14.6 million for the three months ended March 31, 2001 from $12.3 million for the three months ended March 31, 2000. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 21.9% for the three months ended March 31, 2001 from 22.9% for the same period in 2000. The decrease was due to a decline in gross margins on a few projects within the Group. Gross profit of our Consulting Group increased 53.4% to $16.7 million for the three months ended March 31, 2001 from $10.9 million for the same period in 2000 due to increased revenues and an increased gross profit percentage. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 45.3% for the three months ended March 31, 2001 from 39.8% for the same period in 2000, primarily due to improved margins. Gross profit of our Systems Group increased 21.5% to $7.4 million for the three months ended March 31, 2001 from $6.1 million for the same period in 2000 due to increased revenues. As a percentage of Systems Group revenues, Systems Group gross profit decreased to 42.6% for the three months ended March 31, 2001 from 49.5% for the same period in 2000, due primarily to a decline in software license sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our total selling, general and administrative (SG&A) expenses increased 34.2% to $20.5 million for the three months ended March 31, 2001 from $15.3 million for the same period in 2000. The primary reasons for the increase in SG&A costs were the growth in the number of our employees to approximately 4,550 at March 31, 2001 from approximately 3,797 at March 31, 2000, the increase in expenses necessary to support our growth, the increase in marketing and proposal preparation expenditures incurred to pursue further growth and, to a lesser extent, the increase in corporate and administrative staff to 214 at March 31, 2001 from 183 at March 31, 2000. As a percentage of our revenues, our SG&A expenses increased to 17.0% for the three months ended March 31, 2001 from 16.3% for the same period in 2000.

    AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended March 31, 2001, we incurred $1.4 million of amortization expense, as compared to $0.4 million for the same period in 2000. The increase is due to amortization of $56.0 million of goodwill and other acquisition-related intangible assets we recorded in connection with acquisitions we completed through fiscal year 2000.

    INTEREST AND OTHER INCOME. The decrease in interest and other income to $0.2 million for the three months ended March 31, 2001 as compared to $1.1 million for the same period in 2000 was due to a decrease in the average balance of funds we invested.

    PROVISION FOR INCOME TAXES. Our provision for income tax for the three months ended March 31, 2001 was 41.5% of income before income taxes as compared to 41.7% for the three months ended March 31, 2000. This decrease was due to differences in the amounts of certain expense items, primarily amortization of intangible assets, some of which is not deductible for tax purposes.

    SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

    REVENUES. Our total contract revenues increased 27.5% to $233.5 million for the six months ended March 31, 2001 from $183.2 million for the same period in 2000. Revenues of our Government Operations Group increased 20.8% to $127.1 million for the six months ended March 31, 2001 from $105.2 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $2.8 million received during the six month period ended March 31, 2001 from entities acquired after the start of the six month period ended March 31, 2000. Revenues of our Consulting Group increased 32.9% to $72.3 million for the six months ended March 31, 2001 from $54.4 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $4.2 million received during the six month period ended March 31, 2001 from entities acquired after the start of the six month period ended March 31, 2000. Revenues of our Systems Group increased 44.8% to $34.1 million for the six months ended March 31, 2001 from $23.6 million for the same period in 2000. This increase was primarily due to revenue totaling $10.1 million received during the six month period ended March 31, 2001 from entities acquired after the start of the six month period ended March 31, 2000. For the six months ended March 31, 2001 compared to the six months ended March 31, 2000, our overall growth in revenue was 18.1% excluding the revenue from entities we acquired after the period ended March 31, 2000.

    GROSS PROFIT. Our total gross profit increased 30.6% to $74.2 million for the six months ended March 31, 2001 from $56.9 million for the same period in 2000. Gross profit of our Government Operations Group increased 16.3% to $27.3 million for the six months ended March 31, 2001 from $23.5 million for the six months ended March 31, 2000. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 21.5% for the six months ended March 31, 2001 from 22.3% for the same period in 2000. The decrease was due to a decline in gross margins on a few projects within the Group. Gross profit of our Consulting Group increased 43.0% to $31.7 million for the six months ended March 31, 2001 from $22.2 million for the same period in 2000. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 43.9% for the six months ended March 31, 2001 from 40.8% for the same period in 2000, primarily due to improved margins. Gross profit of our Systems Group increased 35.8% to $15.2 million for the six months ended March 31, 2001 from $11.2 million for the same period in 2000 due to increased revenues. As a percentage of Systems Group revenues, Systems Group gross profit decreased to 44.4% for the six months ended March 31, 2001 from 47.3% for the same period in 2000, due primarily to a decline in software license sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our SG&A expenses increased 31.1% to $40.3 million for the six months ended March 31, 2001 from $30.7 million for the same period in 2000. The primary reasons for the increase in SG&A costs were the growth in the number of our employees to approximately 4,550 at March 31, 2001 from approximately 3,797 at March 31, 2000, the increase in expenses necessary to support our growth, the increase in marketing and proposal preparation expenditures incurred to pursue further growth and, to a lesser extent, the increase in corporate and administrative staff to 214 at March 31, 2001 from 183 at March 31, 2000. As a percentage of our revenues, our SG&A expenses increased to 17.2% for the six months ended March 31, 2001 from 16.8% for the same period in 2000.

    AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended March 31, 2001, we incurred $2.8 million of amortization expense, as compared to $0.6 million for the same period in 2000. The increase is due to amortization of $56.0 million of goodwill and other acquisition-related intangible assets we recorded in connection with acquisitions we completed through fiscal year 2000.

    INTEREST AND OTHER INCOME. The decrease in interest and other income to $0.5 million for the six months ended March 31, 2001 as compared to $2.1 million for the same period in 2000 was due to a decrease in the average balance of funds we invested.

    PROVISION FOR INCOME TAXES. Our provision for income tax for the six months ended March 31, 2001 was 41.5% of income before income taxes as compared to 41.3% for the six months ended March 31, 2000. This increase was due to differences in the amounts of certain expense items, primarily amortization of intangible assets, some of which is not deductible for tax purposes.

    LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended March 31, 2001, cash provided by our operations was $13.3 million as compared to cash used in our operations of $3.9 million for the six months ended March 31, 2000. Higher income after adjustment for depreciation and amortization and changes in working capital accounts has favorably impacted our operating cash flow. Improvements in realizations on accounts receivable collections has had a significant positive effect in the first six months of fiscal 2001, partially offset by an increase in costs and estimated earnings in excess of billings (i.e., unbilled receivables) and a decrease in billings in excess of costs and estimated earnings (i.e., deferred revenue). The increase in unbilled accounts receivable and the decrease in deferred revenues during the six months ended March 31, 2001 were due to a number of new contract startups and the impact of a number of contracts for which billings do not match performance achievement.

    For the six months ended March 31, 2001, cash used in investing activities was $5.3 million as compared to $12.7 million for the six months ended March 31, 2000. Cash used in investing activities for the six months ended March 31, 2001 primarily consisted of expenditures for capitalized software costs totaling $3.8 million and purchases of property and equipment of $2.3 million. During the six months ended March 31, 2000, we generated cash from sales of marketable securities, substantially all of which consisted of short-term government obligations totaling $10.7 million, and used $21.5 million in cash for two acquisitions.

    Cash provided by financing activities during the six months ended March 31, 2001 and the six months ended March 31, 2000 was $2.0 million and $1.5 million, respectively, which consisted primarily of sales of stock to employees through our employee stock purchase plan and stock option plan during both periods.

    Our management believes that we will have sufficient resources to meet our liquidity requirements for at least the next twelve months.

    FORWARD LOOKING STATEMENTS

    From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenues, results of operations, profitability, future contracts, market opportunities, market demand or acceptance of our products and services. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At our Annual Meeting of Shareholders held on March 6, 2001, our shareholders voted as follows:

    (a) To elect Margaret Carrera, Peter B. Pond and James R. Thompson to the board of directors, each for a three-year term.

NOMINEE                                         TOTAL VOTE "FOR"    TOTAL VOTE WITHHELD
-------                                        ------------------   -------------------
Margaret Carrera.............................      18,314,126             736,921
Peter B. Pond................................      18,515,847             535,200
James R. Thompson............................      18,347,194             703,853

       Ms. Carrera resigned from the board of directors immediately after the March 6, 2001 Annual Meeting. Russell A. Beliveau, Jesse Brown, Lynn P. Davenport, Thomas A. Grissen, David V. Mastran and Raymond B. Ruddy continued their terms in office after the meeting.

    (b) To approve an amendment to our 1997 Equity Incentive Plan to increase the number of shares of common stock of MAXIMUS as to which awards may be granted under the plan to 5,000,000.

Total Vote For the Proposal.................................  10,871,957
Total Vote Against the Proposal.............................   6,989,395
Abstentions.................................................      49,782

    (c) To ratify the selection by our board of directors of Ernst & Young LLP as our independent public accountants for the fiscal year ending September 30, 2001.

Total Vote For the Proposal.................................  18,980,077
Total Vote Against the Proposal.............................       3,381
Abstentions.................................................      67,589

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits. The Exhibits filed as part of this Form 10-Q are listed on the
       Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

    (b) Reports on Form 8-K. We filed a Current Report on Form 8-K on February 7, 2001 to disclose certain financial segment information for earlier periods reflecting a reorganization of our principal operating segments as if we had operated under three groups rather than two groups.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MAXIMUS, INC.

Date: May 15, 2001                                By:  /s/ F. ARTHUR NERRET
                                                       ----------------------------------------------
                                                       F. Arthur Nerret
                                                       Vice President, Finance, Chief Financial
                                                       Officer
                                                       (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
         10             1997 Equity Incentive Plan, as amended. Filed herewith.
         99             Important Factors Regarding Forward Looking Statements.
                        Filed herewith.