Form 10-Q
period 2001-06-30
MAXIMUS INC
filed 2001-08-13
CIK 1032220

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


             Class                               Outstanding at August 9, 2001
             -----                               ------------------------------
  Common Shares, no par value                                22,920,404



================================================================================

                                  MAXIMUS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

         Consolidated Balance Sheets as of September 30, 2000 (audited) and
         June 30, 2001 (unaudited)

         Consolidated Statements of Income for the three months and nine months ended June 30, 2000 and 2001 (unaudited)

         Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2000 and 2001 (unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K.

Signature

Exhibit Index



THROUGHOUT THIS QUARTERLY REPORT ON FORM 10-Q, THE TERMS "WE," "US," "OUR" AND "MAXIMUS" REFER TO MAXIMUS, INC. AND ITS SUBSIDIARIES.

                                  MAXIMUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,       JUNE 30,
                                                                                         2000              2001
                                                                                     -------------      -----------
                                                                                                        (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents.............................................             $ 36,975          $ 91,804
    Marketable securities.................................................                1,359             1,230
    Accounts receivable, net..............................................              102,500           113,727
    Costs and estimated earnings in excess of billings....................               27,264            31,231
    Prepaid expenses and other current assets.............................                6,344             4,096
                                                                                       --------          --------
Total current assets......................................................              174,442           242,088

Property and equipment at cost:
    Land..................................................................                2,462             2,462
    Building and improvements.............................................                9,484            10,771
    Office furniture and equipment........................................               14,264            17,283
    Leasehold improvements................................................                  848               982
                                                                                       --------          --------
                                                                                         27,058            31,498
    Less:  Accumulated depreciation and amortization......................               (8,754)          (10,983)
                                                                                       --------          --------
Total property and equipment, net.........................................               18,304            20,515
Software development costs................................................                7,883            13,020
    Less:  Accumulated amortization.......................................                 (703)           (1,845)
                                                                                       --------          --------
Total software development, net...........................................                7,180            11,175
Deferred income taxes.....................................................                1,402             1,384
Intangible assets, net....................................................               52,586            50,455
Other assets..............................................................                2,989             3,281
                                                                                       --------          --------
Total assets..............................................................             $256,903          $328,898
                                                                                       ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable......................................................             $ 12,565           $12,736
    Accrued compensation and benefits.....................................               17,747            19,101
    Billings in excess of costs and estimated earnings....................               15,648            11,408
    Income taxes payable..................................................                    -             2,542
    Other current liabilities.............................................                  670               683
                                                                                       --------          --------
Total current liabilities.................................................               46,630            46,470
Long-term debt............................................................                  555                 -
Other liabilities.........................................................                  785               643
                                                                                       --------          --------
Total liabilities.........................................................               47,970            47,113

Shareholders' equity:
    Common stock, no par value; 60,000,000 shares authorized; 21,125,844 and 22,751,676 shares issued and outstanding at September 30, 2000
      and June 30, 2001, at stated amount, respectively...................              133,082           176,177
    Accumulated other comprehensive loss..................................                  (26)              (14)
    Retained earnings.....................................................               75,877           105,622
                                                                                       --------          --------
Total shareholders' equity................................................              208,933           281,785
                                                                                       --------          --------
Total liabilities and shareholders' equity................................             $256,903          $328,898
                                                                                       ========          ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  MAXIMUS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS                NINE MONTHS
                                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                                               --------------              --------------
                                                                            2000           2001           2000           2001
                                                                          --------       --------       --------       -------

Revenues.........................................................         $105,577       $129,677       $288,761       $363,198
Cost of revenues.................................................           71,832         90,120        198,166        249,420
                                                                          --------       --------       --------       --------
Gross profit.....................................................           33,745         39,557         90,595        113,778
Selling, general and administrative expenses.....................           18,036         19,430         48,743         59,690
Merger related expenses..........................................              210              -            210              -
Amortization of goodwill and other acquisition-related
    intangibles..................................................            1,079          1,417          1,724          4,168
                                                                          --------       --------       --------       --------
Income from operations...........................................           14,420         18,710         39,918         49,920
Interest and other income........................................              366            473          2,515            927
                                                                          --------       --------       --------       --------
Income before income taxes.......................................           14,786         19,183         42,433         50,847
Provision for income taxes.......................................            6,188          7,961         17,609         21,102
                                                                          --------       --------       --------       --------
Net income.......................................................         $  8,598       $ 11,222       $ 24,824       $ 29,745
                                                                          ========       ========       ========       ========


Earnings per share:
   Basic.........................................................           $ 0.41         $ 0.52       $   1.18         $ 1.40
                                                                          ========       ========       ========       ========
   Diluted.......................................................           $ 0.40         $ 0.50       $   1.16         $ 1.35
                                                                          ========       ========       ========       ========
Weighted average shares outstanding:
   Basic.........................................................           21,079         21,511         21,039         21,289
                                                                          ========       ========       ========       ========
   Diluted.......................................................           21,322         22,380         21,373         21,998
                                                                          ========       ========       ========       ========



            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  MAXIMUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  NINE MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                          --------------------------
                                                                                              2000            2001
                                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income....................................................................        $ 24,824        $ 29,745

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..............................................           3,871           7,466
        Deferred income taxes......................................................               -             (93)

     Change in assets and liabilities:
        Accounts receivable, net...................................................         (11,840)        (10,948)
        Costs and estimated earnings in excess of billings.........................          (5,873)         (3,967)
        Prepaid expenses and other current assets..................................             769           2,376
        Other assets...............................................................             144            (964)
        Accounts payable...........................................................          (1,583)             51
        Accrued compensation and benefits..........................................            (515)          1,118
        Billings in excess of costs and estimated earnings.........................             933          (4,240)
        Income taxes payable.......................................................          (3,278)          2,542
        Other liabilities..........................................................            (907)            (62)
                                                                                           --------        --------

Net cash provided by operating activities..........................................           6,545          23,024

CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of businesses, net of acquired cash............................         (51,238)           (825)
        Purchase price adjustments, net............................................               -          (1,284)
        Proceeds from notes receivable.............................................             136             756
        Capitalization of software development costs...............................          (1,425)         (5,137)
        Purchase of property and equipment.........................................          (2,344)         (4,260)
        Decrease in marketable securities..........................................          26,331             139
                                                                                           --------        --------
Net cash used in investing activities..............................................         (28,540)        (10,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock ..................................................           1,860          11,717
        Net proceeds from secondary stock offering ................................               -          31,378
        Net payments on borrowings.................................................          (3,742)           (679)
                                                                                           --------        --------
Net cash (used in) provided by financing activities................................          (1,882)         42,416
                                                                                           --------        --------

Net (decrease) increase in cash and cash equivalents...............................         (23,877)         54,829
Cash and cash equivalents, beginning of period.....................................          61,647          36,975
                                                                                           --------        --------
Cash and cash equivalents, end of period...........................................        $ 37,770        $ 91,804
                                                                                           ========        ========


            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                  MAXIMUS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         IN THESE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, THE TERMS THE "COMPANY" AND "MAXIMUS" REFER TO MAXIMUS, INC. AND ITS SUBSIDIARIES.

1. ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000, included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (File No. 1-12997) filed with the Securities and Exchange Commission on December 27, 2000.

         Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2. FOLLOW-ON PUBLIC OFFERING

         The Company completed a public offering (the "follow-on offering") of common stock during June 2001. Of the 4,255,000 shares of common stock sold in the follow-on offering, 3,255,000 were sold by selling shareholders and 1,000,000 shares were sold by the Company, generating $31,378 in proceeds to the Company, net of expenses.


3. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the consolidated financial statements. The Company intends to adopt SAB 101 in the fourth quarter of fiscal 2001. SAB 101 requires that the Company restate its year to date results for the cumulative effect of the change through September 30, 2000 and the effect on the first three quarters of fiscal year 2001 upon adoption. The Company estimates that the cumulative effect of adopting SAB 101, which will be reported on a separate line item as a change in accounting in the Company's restated first quarter results, will reduce previously reported profit by $3,856 ($.18 per diluted share). For the first three quarters of fiscal 2001, the Company anticipates the restatement will result in a $3,064 reduction in reported revenue which will reduce reported earnings by $1,792 ($.08 per diluted share).

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("FAS 141"), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"), effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 141 and FAS 142. Other intangible assets will continue to be amortized over their useful lives. The Company intends to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of approximately $2,600 ($.11 per diluted share) for fiscal year 2002. During fiscal year 2002, the Company intends to perform the first of the required impairment tests of goodwill as of October 1, 2001.

4. BUSINESS COMBINATIONS

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

         On March 31, 2000, the Company acquired substantially all of the assets of the government services division of 3-G International, Inc. for $7,000, plus an earn-out amount of $1,126 paid by the Company in May 2001 as a result of achievement of certain objectives. In conjunction with the purchase, the Company recorded intangible assets of $8,180.

         On April 12, 2000, Asset Solutions (formerly known as CSI-MAXIMUS, Inc.), a wholly owned subsidiary of the Company, acquired substantially all of the assets of Asset Works, Inc. for $8,613. In conjunction with the purchase, the Company recorded intangible assets of $8,674.

         On April 14, 2000, the Company acquired all of the outstanding shares of capital stock of Valuation Resource Management, Inc. for $4,500. In conjunction with the purchase, the Company recorded intangible assets of $3,763.

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

         On May 11, 2001, the Company acquired all of the outstanding membership interests of Opportunity America, LLC for $825. In conjunction with the purchase, the Company recorded intangible assets of $753.

         Goodwill and intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to goodwill and intangible assets at September 30, 2000 was $3,472 and at June 30, 2001 was $7,640.

5. COMMITMENTS AND CONTINGENCIES

          In January 2000, the New York City Human Resources Administration submitted two contracts that it had awarded to the Company for the performance of welfare-to-work services to the Comptroller of New York City (the "Comptroller") to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts, alleging improprieties in the procurement process and in the Company's conduct. The New York Supreme Court, Appellate Division - First Department ordered the Comptroller to register the contracts in October 2000 after finding no wrongdoing in the Company's conduct. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, initiated investigations into the facts underlying this matter. Those offices reviewed some of the Company's documents and interviewed some of the Company's employees in 2000 and 2001. The Company believes that its actions were lawful and appropriate and, although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition or results of operations.

         The Company also is involved in various other legal proceedings in the ordinary course of its business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

6. EARNINGS PER SHARE

The following table sets forth the components of basic and diluted earnings per share:



                                                                          THREE MONTHS                NINE MONTHS
                                                                         ENDED JUNE 30,              ENDED JUNE 30,
                                                                         --------------              --------------
                                                                       2000          2001          2000           2001
                                                                     -------        -------       -------        -------
     Numerator:
          Net income............................................     $ 8,598        $11,222       $24,824        $29,745
                                                                     =======        =======       =======        =======

      Denominator:
          Weighted average shares outstanding...................      21,079         21,511        21,039         21,289
          Effect of dilutive securities:
          Employee stock options................................         243            869           334            709
                                                                     -------        -------       -------        -------
          Denominator for diluted earnings per share............       21,322         22,380       21,373         21,998
                                                                     ========       ========      =======        =======

7.  SEGMENT INFORMATION

         In October 2000, the Company completed a reorganization of its divisions to better focus and manage the Company's existing and future technology assets. Accordingly, prior period reports have been reclassified to reflect current period presentation of segment information.

         The following table provides certain financial information for each business segment:

                                                                       THREE MONTHS                    NINE MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                                      --------------                  --------------
                                                                     2000         2001             2000          2001
                                                                   --------      --------        --------      --------
         Revenues:
              Government Operations Group....................      $ 55,629      $ 72,302        $160,839      $199,371
              Consulting Group...............................        31,150        38,013          85,546       110,315
              Systems Group..................................        18,798        19,362          42,376        53,512
                                                                   --------      --------        --------      --------
         Total...............................................      $105,577      $129,677        $288,761      $363,198
                                                                   ========      ========        ========      ========

         Gross Profit:
              Government Operations Group....................      $ 12,733      $ 15,314        $ 36,247      $ 42,654
              Consulting Group...............................        12,352        17,193          34,534        48,924
              Systems Group..................................         8,660         7,050          19,814        22,200
                                                                   --------      --------        --------      --------
         Total...............................................      $ 33,745      $ 39,557        $ 90,595      $113,778
                                                                   ========      ========        ========      ========

         Income from operations:
              Government Operations Group....................      $  6,516      $  8,332        $ 18,085      $ 20,566
              Consulting Group...............................         5,196         9,339          15,101        25,408
              Systems Group..................................         2,708         1,039           6,732         3,946
                                                                   --------      --------        --------      --------
         Total...............................................      $ 14,420      $ 18,710        $ 39,918      $ 49,920
                                                                   ========      ========        ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a leading provider of program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. Since our inception, we have been at the forefront of innovation in meeting our mission of "Helping Government Serve the People(R)." We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We currently have contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties, and have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2000, we had revenues of $399.2 million and net income of $30.5 million and for the nine months ended June 30, 2001, we had revenues of $363.2 million and net income of $29.7 million.

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

         Our revenues are generated from contracts with various payment arrangements, including: (1) fixed-price; (2) costs incurred plus a negotiated fee ("cost-plus"); (3) performance-based criteria; and (4) time and materials reimbursement (used primarily by the Consulting Group). For the fiscal year ended September 30, 2000, the most recent period for which this information is available, revenues from fixed price contracts were approximately 47% of total revenues; revenues from cost-plus contracts were approximately 19% of total revenues; revenues from performance based contracts were approximately 18% of total revenues; and revenues from time and materials reimbursement contracts were approximately 16% of total revenues. Historically, a majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because we are subject to the risk of potential cost overruns or inaccurate revenue estimates.

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

BUSINESS COMBINATIONS AND ACQUISITIONS

         As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. During fiscal 2000 and the first three quarters of fiscal 2001, we completed the following transactions:

--------------------------- --------------------------- --------------------- ---------------------- --------------------
                                                                                                     INTANGIBLE ASSETS
ACQUIRED COMPANY            DESCRIPTION OF BUSINESS     DATE                  PURCHASE PRICE         RECORDED
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Opportunity America, LLC    Employment training and     May 11, 2001          $825,000               $753,000
                            placement
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Strategic Partners          Activity-based costing      July 19, 2000         $1,800,000             $1,609,000
International LLC           systems
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Technology Management       Child support collection    April 29, 2000        $9,674,000             $10,036,000
Resources                   services
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Valuation Resource          Asset inventorying and      April 14, 2000        $4,500,000             $3,763,000
Management, Inc.            valuation services
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Asset Works, Inc.           Infrastructure management   April 12, 2000        $8,613,000             $8,674,000
                            systems
--------------------------- --------------------------- --------------------- ---------------------- --------------------
3-G International, Inc.     Smart-card systems          March 31, 2000        $8,126,000             $8,180,000
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Crawford Consulting, Inc.   Web-enabled information     March 20, 2000        $16,750,000            $11,887,000
                            systems
--------------------------- --------------------------- --------------------- ---------------------- --------------------
Public Systems, Inc.        Client-server management    October 20, 1999      $5,000,000             $4,540,000
                            systems
--------------------------- --------------------------- --------------------- ---------------------- --------------------


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

                                                                 THREE MONTHS                NINE MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                                --------------              --------------
                                                              2000           2001         2000           2001
                                                            --------       --------     --------        -------
Revenues:
Government Operations Group..............................      52.7%          55.8%       55.7%          54.9%
Consulting Group.........................................      29.5           29.3        29.6           30.4
Systems Group............................................      17.8           14.9        14.7           14.7
                                                             ------         ------      ------         ------
     Total revenues......................................     100.0          100.0       100.0          100.0

Gross Profit:
Government Operations Group..............................      22.9          21.2         22.5           21.4
Consulting Group.........................................      39.7          45.2         40.4           44.4
Systems Group............................................      46.1          36.4         46.8           41.5
                                                             ------         ------      ------         ------
     Total gross profit..................................      32.0          30.5         31.4           31.3

Selling, general and administrative expenses.............      17.1          15.0         16.9           16.4
Merger related expenses..................................       0.2            -           0.1             -
Amortization of goodwill and other acquisition-
   related intangibles...................................       1.0           1.1          0.6            1.2
                                                             ------         ------      ------         ------

Income from operations:
Government Operations Group..............................      11.7          11.5         11.2           10.3
Consulting Group.........................................      16.7          24.6         17.7           23.0
Systems Group............................................      14.4           5.4         15.9            7.4
                                                             ------         ------      ------         ------
     Total income from operations........................      13.7          14.4         13.8           13.7
Interest and other income................................       0.3           0.4          0.9            0.3
                                                             ------         ------      ------         ------
Income before income taxes...............................      14.0          14.8         14.7           14.0
Provision for income taxes...............................       5.9           6.1          6.1            5.8
                                                             ------         ------      ------         ------
Net income...............................................       8.1%           8.7%        8.6%           8.2%
                                                             ======         ======      ======         ======



         THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         REVENUES. Our total contract revenues increased 22.8% to $129.7 million for the three months ended June 30, 2001 from $105.6 million for the same period in 2000. Revenues of our Government Operations Group increased 30.0% to $72.3 million for the three months ended June 30, 2001 from $55.6 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $0.1 million received this quarter from entities acquired after the third quarter of the last fiscal year. Revenues of our Consulting Group increased 22.0% to $38.0 million for the three months ended June 30, 2001 from $31.2 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $0.5 million received this quarter from entities acquired after the third quarter of the last fiscal year. Revenues of our Systems Group increased 3.0% to $19.4 million for the three months ended June 30, 2001 from $18.8 million for the same period in 2000 due primarily to an increase in the number of contracts. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, our overall growth in revenue was 22.3 % excluding the revenue from entities we acquired after the period ended June 30, 2000.

         GROSS PROFIT. Our total gross profit increased 17.2% to $39.6 million for the three months ended June 30, 2001 from $33.8 million for the same period in 2000. Gross profit of our Government Operations Group increased 20.3% to $15.3 million for the three months ended June 30, 2001 from $12.7 million for the three months ended June 30, 2000. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 21.2% for the three months ended June 30, 2001 from 22.9% for the same period in 2000. The decrease was due to a decline in gross margins on a few projects within the Group. Gross profit of our Consulting Group increased 39.2% to $17.2 million for the three months ended June 30, 2001 from $12.4 million for the same period in 2000. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 45.2% for the three months ended June 30, 2001 from 39.7% for the same period in 2000, primarily due to improved margins on a few projects within the Group. Gross profit of our Systems Group decreased 18.6% to $7.1 million for the three months ended June 30, 2001 from $8.7 million for the same period in 2000. As a percentage of Systems Group revenues, Systems Group gross profit decreased to 36.4% for the three months ended June 30, 2001 from 46.1% for the same period in 2000, due primarily to a decline in software license sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our total selling, general and administrative (SG&A) expenses increased 7.7% to $19.4 million for the three months ended June 30, 2001 from $18.0 million for the same period in 2000. The primary reasons for the increase in SG&A costs were the growth in the number of our employees to approximately 4,600 at June 30, 2001 from approximately 4,100 at June 30, 2000, the increase in expenses necessary to support our growth and the increase in marketing and proposal preparation expenditures incurred to pursue further growth. As a percentage of our revenues, our SG&A expenses decreased to 15.0% for the three months ended June 30, 2001 from 17.1% for the same period in 2000.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the quarter ended June 30, 2001, we incurred $1.4 million of amortization expense, as compared to $1.1 million for the same period in 2000. The increase was due to amortization of $58.1 million of goodwill and other acquisition-related intangible assets we recorded in connection with acquisitions we completed through June 30, 2001.

         INTEREST AND OTHER INCOME. The increase in interest and other income to $0.5 million for the three months ended June 30, 2001 as compared to $0.4 million for the same period in 2000 was due to an increase in the average balance of funds we invested.

         PROVISION FOR INCOME TAXES. Our provision for income tax for the three months ended June 30, 2001 was 41.5% of income before income taxes as compared to 41.9% for the three months ended June 30, 2000. This decrease was due to differences in the amounts of certain expense items, primarily amortization of intangible assets, some of which is not deductible for tax purposes.

         NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

         REVENUES. Our total contract revenues increased 25.8% to $363.2 million for the nine months ended June 30, 2001 from $288.8 million for the same period in 2000. Revenues of our Government Operations Group increased 24.0% to $199.4 million for the nine months ended June 30, 2001 from $160.8 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $2.9 million received during the nine months ended June 30, 2001 related to acquisitions made during the prior fiscal year. Revenues of our Consulting Group increased 29.0% to $110.3 million for the nine months ended June 30, 2001 from $85.6 million for the same period in 2000. This increase was due to an increase in the number of contracts plus revenue totaling $4.7 million received during the nine months ended June 30, 2001 related to acquisitions made during the prior fiscal year. Revenues of our Systems Group increased 26.3% to $53.5 million for the nine months ended June 30, 2001 from $42.4 million for the same period in 2000. This increase was primarily due to revenue totaling $10.1 million received during the nine months ended June 30, 2001 related to acquisitions made during the prior fiscal year. For the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000, our overall growth in revenue was 19.6% excluding the revenue related to acquisitions made during the prior fiscal year.

         GROSS PROFIT. Our total gross profit increased 25.6% to $113.8 million for the nine months ended June 30, 2001 from $90.6 million for the same period in 2000. Gross profit of our Government Operations Group increased 17.7% to $42.7 million for the nine months ended June 30, 2001 from $36.3 million for the nine months ended June 30, 2000. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 21.4% for the nine months ended June 30, 2001 from 22.5% for the same period in 2000. The decrease was due to a decline in gross margins on a few projects within the Group. Gross profit of our Consulting Group increased 41.7% to $48.9 million for the nine months ended June 30, 2001 from $34.5 million for the same period in 2000. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 44.4% for the nine months ended June 30, 2001 from 40.4% for the same period in 2000, primarily due to improved margins on a few projects within the Group. Gross profit of our Systems Group increased 12.0% to $22.2 million for the nine months ended June 30, 2001 from $19.8 million for the same period in 2000. As a percentage of Systems Group revenues, Systems Group gross profit decreased to 41.5% for the nine months ended June 30, 2001 from 46.8% for the same period in 2000, due primarily to a decline in software license sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our SG&A expenses increased 22.5% to $59.7 million for the nine months ended June 30, 2001 from $48.7 million for the same period in 2000. The primary reasons for the increase in SG&A costs were the growth in the number of our employees to approximately 4,600 at June 30, 2001 from approximately 4,100 at June 30, 2000, the increase in expenses necessary to support our growth and the increase in marketing and proposal preparation expenditures incurred to pursue further growth. As a percentage of our revenues, our SG&A expenses decreased to 16.4% for the nine months ended June 30, 2001 from 16.9% for the same period in 2000.

         AMORTIZATION OF GOODWILL AND OTHER ACQUISITION-RELATED INTANGIBLES. In the nine months ended June 30, 2001, we incurred $4.2 million of amortization expense, as compared to $1.7 million for the same period in 2000. The increase is due to amortization of $58.1 million of goodwill and other acquisition-related intangible assets we recorded in connection with acquisitions we completed through June 30, 2001.

         INTEREST AND OTHER INCOME. The decrease in interest and other income to $0.9 million for the nine months ended June 30, 2001 as compared to $2.5 million for the same period in 2000 was due to a decrease in the average balance of funds we invested.

         PROVISION FOR INCOME TAXES. Our provision for income tax for both the nine months ended June 30, 2000 and 2001 was 41.5% of income before income taxes.

         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 2001, cash provided by our operations was $23.0 million as compared to $6.5 million for the nine months ended June 30, 2000. Cash provided by operating activities for the nine months ended June 30, 2001 primarily consisted of net income of $29.7 million plus non-cash adjustments of $7.5 million, offset by increases in accounts receivable of $11.0 million and costs and estimated earnings in excess of billings of $4.0 million. During the nine months ended June 30, 2000, cash provided by operating activities primarily consisted of net income of $24.8 million plus non-cash adjustments of $3.9 million, offset by increases in accounts receivable of $11.8 million and costs and estimated earnings in excess of billings of $5.8 million and a decrease in income taxes payable of $3.3 million.
         .
         For the nine months ended June 30, 2001, cash used in investing activities was $10.6 million as compared to $28.5 million for the nine months ended June 30, 2000. Cash used in investing activities for the nine months ended June 30, 2001 primarily consisted of expenditures for capitalized software costs totaling $5.1 million, purchases of property and equipment of $4.3 million and purchase price adjustments of acquired businesses of $1.3 million. During the nine months ended June 30, 2000, we generated cash from sales of marketable securities, substantially all of which consisted of short-term government obligations totaling $26.3 million, and used $51.2 million in cash for six acquisitions.

         Cash provided by financing activities was $42.4 million, which consisted primarily of the $31.4 million of proceeds, net of offering expenses, from the secondary stock offering completed in June 2001. Sales of stock to employees through our Employee Stock Purchase Plan and Stock Option Plan were $11.7 million for the nine months ended June 30, 2001. Cash used during the nine months ended June 30, 2000 was $1.8 million, which consisted primarily of payments on borrowings of $3.7 million offset by sales of stock to employees through our Employee Stock Purchase Plan and Stock Option Plan during the period.

         Our management believes that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

         FORWARD LOOKING STATEMENTS

         From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenues, results of operations, profitability, future contracts, market opportunities, market demand or acceptance of our products and services. These statements involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include: risks associated with government contracting; risks involved in managing government projects; opposition from government unions; challenges resulting from our growth; legislative changes and political developments; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2001.

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

   (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MAXIMUS, INC.

Date:    August 10, 2001              By:     /s/ F. ARTHUR NERRET
                                          -----------------------------------
                                          F. Arthur Nerret
                                          Vice President, Finance,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------
    99             Important Factors Regarding Forward Looking Statements.
                   Filed herewith.

