Form 10-K
period 2001-09-30
MAXIMUS INC
filed 2001-12-21
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
Commission file number:  1-12997

MAXIMUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA (State or Other Jurisdiction of Incorporation or Organization)	54–1000588 (I.R.S. Employer Identification No.)

11419 Sunset Hills Road, Reston, Virginia  20190

(Address of Principal Executive Offices Including Zip Code)

Registrant’s telephone number, including area code:  (703) 251-8500
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

(Title of Each Class)

New York Stock Exchange

(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 17, 2001 was $879,859,220 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the voting stock, including shares held by affiliates was $995,655,407). There were 23,160,163 shares of the registrant’s Common Stock outstanding as of December 17, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on March 5, 2002, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of September 30, 2001, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    Business.

Overview

                We are a leading provider of program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. Since our inception in 1975, we have been at the forefront of innovation in meeting our mission of "Helping Government Serve the People®." We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We have had contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties. We have been profitable every year since we were founded. For the fiscal year ended September 30, 2001, we had revenues of $487.3 million and income, before the cumulative effect of an accounting change, of $40.1 million.

                We conduct our operations through three groups: our Government Operations Group, our Consulting Group and our Systems Group. Our Government Operations Group administers and manages state and local government programs on a fully–outsourced basis. Examples of these programs include welfare-to-work and job readiness, child care, child support enforcement, managed care enrollment and disability services. Our Consulting Group provides specialized services such as assisting state and local agencies in maximizing federal funding for their programs, program planning and quality assurance services to state and local government agencies, cost allocation services, and other general management consulting services. Our Systems Group provides state and local agencies with systems design and implementation to improve the efficiency and cost-effectiveness of their program administration. We offer our own suite of proprietary software products in addition to customized versions of popular applications such as PeopleSoft®. See the notes to our consolidated financial statements for financial information on our business segments.

                We believe that we are well-positioned to benefit from the continued increase in demand for new program management, consulting services and systems solutions that has arisen in an environment characterized by changing regulation and evolving technology. We believe that fiscal pressures will compel state and local governments to continue to rationalize program operations and upgrade existing technology to operate more cost-efficient and productive programs. To achieve these efficiencies, we believe that many government agencies will turn to outside experts, including us, for help.

Market Opportunities

                We believe that providing program management, consulting services and systems solutions to government agencies continues to represent significant market opportunities. The federal, state and local government agencies in the United States to which we market our services spend more than $250 billion annually on health and human services programs including Medicaid, Children's Health Insurance, Food Stamps, Child Support Enforcement, Supplemental Security Income, Temporary Assistance to Needy Families, and various other programs. Based on currently available data published by the federal government, we estimate that states spend over $28 billion annually to administer these programs, of which we estimate only a small portion was outsourced to private service providers, including us. We believe that state and local government agencies will increasingly rely on private service providers to administer their programs and will also increasingly engage consultants as they seek to reduce costs and improve the delivery of services. The following table describes the market for our services:

State–Operated Program	Estimated Number of Beneficiaries Served	Estimated Annual Administrative Expenditures
Medicaid	41.4 million	$10.8 billion
Food Stamps	17.2 million	3.7 billion
Child Support Enforcement	16.4 million	4.0 billion
Supplemental Social Security Income	6.3 million	2.5 billion
Temporary Assistance to Needy Families	7.2 million	2.3 billion
Children's Health Insurance	3.3 million	0.6 billion
Certain Other Social Services	16.3 million	4.6 billion
Total	108.1 million	$28.5 billion

Legislative Initiatives

                During the last several years, there has been a significant increase in legislation and initiatives to reform federal, state and local health and human services programs, including the Welfare Reform Act of 1996, the Balanced Budget Act of 1997, Government Accounting Standards Board Statement No. 34 and the Health Insurance Portability and Accountability Act of 1996.

                Welfare Reform Act of 1996. The Welfare Reform Act was one of the most significant of the legislative reforms and restructured the benefits available to welfare recipients, eliminated unconditional welfare entitlement and, most importantly, restructured the funding relationships between federal and state governments. Under the Welfare Reform Act, states receive block grant funding from the federal government and may no longer seek reimbursement in the form of matching federal government funds for expenditures in excess of block grants. Accordingly, states bear the financial risk for the operation of their welfare programs.

                All states and many local governments are taking action to respond to welfare reform. Some of these actions include enlisting the advice of specialized management consultants on ways to more efficiently and effectively administer their health and human services programs and in many cases outsource the management of such programs completely. As a result, we have been awarded performance–based contracts to manage health care enrollment services contracts for government agencies in states which include California, New York, Texas, Massachusetts, Michigan, New Jersey, Iowa, Kansas, Colorado and Vermont. We have also been retained by numerous states and municipalities to provide welfare reform related consulting services.

                Balanced Budget Act of 1997.  The Balanced Budget Act established, among other programs, the State Children's Health Insurance Program. This program provides federal matching funds to enable states to expand health care to targeted uninsured, low-income children over a five-year period. Under the Balanced Budget Act, the federal government made $39.7 billion available over ten years to states with federally–approved plans to expand state Medicaid programs, initiate new insurance programs or combine programs. In June 1998, the federal government also mandated sweeping protections to Medicare beneficiaries, including increased access to health plans by persons with pre-existing illnesses, added protections for women and non-English speaking beneficiaries and increased availability of specialists. We have capitalized upon these new opportunities by assisting states in planning, implementing and maintaining the increased enrollment and outreach required by these federal initiatives.

                Governmental Accounting Compliance.  Another emerging market created by changes in legislation or government policy is helping states and municipal governments comply with Governmental Accounting Standards Board Statement No. 34, adopted in 1999. GASB 34 requires government entities to properly value and account for their capital assets and infrastructure. Compliance with these new rules is being phased in over a five-year period beginning in 2001. Our Consulting Group is well-positioned to assist states and municipal governments in complying with GASB 34 as it has the requisite experience to perform all the services necessary to ensure compliance. To date, we have entered into 120 contracts to perform these services valued at approximately $4.5 million.

                Health Insurance Portability and Accountability Act of 1996.  The Health Insurance Portability and Accountability Act requires health care programs, including Medicaid, Medicare and most government–funded health care programs, to comply with new regulations governing billing and payment policies, exchange of eligibility and enrollment information, referral and authorization processes for medical services and ensuring patient privacy. Accordingly, each state will need to evaluate and update its Medicaid Management Information Systems, a process with which we are well-positioned to provide assistance.

Market Outlook

                We believe that the legislative changes described above, when combined with political pressures and the financial constraints that inevitably result, will accelerate the rate at which state and local government agencies seek new solutions to reduce costs and improve the effectiveness of health and human services programs. We believe that government agencies will continue to turn to companies like ours to achieve these ends. We believe that we administer government programs more effectively than government agencies themselves due to our ability to:

•      attract and compensate experienced, high-level management personnel;

•      rapidly procure and use advanced technology;

•      vary the number of personnel on a project to match fluctuating work loads;

•      increase productivity by providing employees with financial incentives and performance awards and by terminating non-productive employees;

•      provide employees with ongoing training and career development assistance; and

•      maintain a modern and efficient work environment that is more conducive to employee productivity.

                We believe that state and local governments will continue to seek our services despite the effect of economic cycles on government budgets. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to deliver services to their citizens. In recent years, as governments at all levels have experienced budget surpluses, new programs, including the Children's Health Insurance Program, have been initiated to assist even more sectors of society, increasing the population of beneficiaries of our services. In more austere times, the population enrolled in existing government health and welfare programs expands, requiring governments to spend more to administer these programs, while facing increased pressure to do so cost-effectively. Because our contracts are typically volume based, our business has continued to expand, even in depressed economic cycles.

Competitive Advantages

                We believe that we have been a pioneer in offering state and local government agencies a compelling private sector alternative to internal administration of government programs. The following competitive advantages position us to capitalize on the significant market opportunities presented by changes in the ways government provides services.

                Single Market Focus.  We believe that we are the largest company dedicated to providing program management, consulting services and systems solutions primarily to state and local government agencies. We have accumulated a detailed knowledge base and understanding of the regulation and operation of government programs that allows us to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. We believe that the depth and breadth of our government program expertise and related areas of government program management differentiate us from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to understand the complex nature of serving government agencies.

                Proven Track Record.  Since 1975, we have successfully and profitably applied our private sector approach to assisting state and local government agencies. We have successfully completed hundreds of large–scale program management and consulting projects for state and local government agencies serving millions of beneficiaries in nearly every state and we currently have more than 4,000 state and local government agency clients. We believe that the successful execution of these projects has enhanced our reputation for providing efficient and cost-effective services to government agencies while improving the quality of services provided to program beneficiaries. Our reputation has contributed significantly to our ability to compete successfully for new contracts.

                Ability to Respond to RFPs.  State and local government agencies award contracts to third party providers through a lengthy and complicated bidding and proposal process. We have significant experience in assembling the large amounts of information required to submit detailed proposals in response to RFPs in a timely manner. In addition, the expertise and experience of our managers and employees enables us to accurately estimate project costs and productivity levels. As a result, our proposals allow us to meet RFP requirements and to earn a profit. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our ability to respond to RFPs has contributed significantly to our success.

                Proprietary Program Management Solution.  We have developed a proprietary automated case management software program called the MAXSTAR® Human Services Application Builder. The MAXSTAR program tracks program participants, interfaces with government databases and monitors cases of program participants. MAXSTAR reduces our project implementation time and cost because it is easily scalable and customizable and facilitates our project management capability by enabling us to organize and manage large amounts of information necessary to operate programs effectively. Because government agencies are often required to manage vast amounts of data and large numbers of cases without access to advanced technology and experienced professionals, we believe that MAXSTAR, together with our experienced information technology professionals, is a key element of our success.

                Wide Range of Services.  Many of our clients require their vendors to provide a broad array of service offerings, which many of our competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise. Our experience in a wide range of services enables us to better pursue new business opportunities and positions us to be a leading e-government consulting and implementation force, as well as a single–source provider of program management, consulting services and systems solutions to state and local government agencies. Our broad client base facilitates cross–selling opportunities among our Government Operations, Consulting and Systems Groups. Additionally, our acquisitions have provided us with expanded service capabilities and an additional base of established clients.

                Market Leading Consulting Capabilities.  We believe we have the largest management consulting practice dedicated to serving state and local governments in the United States. We believe that our Consulting Group provides us with significant competitive advantages including:

•      a significant pool of experienced consultants with an established knowledge base and valuable relationships with members of the executive and legislative branches of state and local governments;

•      methodologies that can be easily replicated and customized; and

•      a more predictable source of revenues due to recurring revenue streams from our renewable contracts.

                In addition, we offer a broad suite of services that are increasingly sought by state and local governments seeking a single–source provider of program management and consulting services including cost accounting, human resources consulting, executive recruiting, and planning, evaluation and implementation for large government systems.

                Experienced Team of Professionals.  We have assembled a management team of former government executives, state agency officials, information technology specialists and other professionals, many of whom have more than seven years of experience in the public services industry. Our employees understand the problems and challenges faced in the marketing, assessment and delivery of government services. Further, as state and local government administrators are subject to changing legislative and political mandates, we have developed strong relationships with experienced political consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Growth Strategy

                Our goal is to be the leading provider of program management, consulting services and systems solutions to state and local government agencies. Our strategy to achieve this goal includes the following:

                Aggressively Pursue New Business Opportunities.  We believe that, throughout our 26-year history, we have been a leader in developing innovative solutions to meet the evolving needs of state and local health and human services agencies. We plan to expand our revenue base by:

•      providing cost reduction efficiencies and revenue maximization opportunities to financially stressed governmental entities;

•      marketing new and innovative solutions to our extensive client base;

•      expanding our client base by marketing our experience, established methodologies and systems;

•      investing in the early identification of government bid opportunities, including retaining outside marketing consultants, hiring dedicated in-house personnel and using available RFP tracking databases;

•      maintaining our existing client base in outsourcing while allowing new work to provide incremental growth; and

•      submitting competitive bids that leverage our proven solutions from past projects.

                Continue to Develop Complementary Services.  We intend to continue broadening our range of services in order to respond to the evolving needs of our clients and to provide additional cross–selling opportunities. We intend to continue to internally develop innovative consulting practices, technologies, and methodologies that are required by government entities in order to effectively deliver public services. For example, we have developed a system that interfaces with insurance company databases to intercept payments to claimants who are delinquent on child support obligations. We have also developed a consulting practice focused on the requirements of the Health Insurance Portability and Accountability Act. This practice provides high-level information systems services designed to bring state Medicaid programs into compliance under the Act.

                Recruit Highly Skilled Professionals.  We continually strive to recruit top management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to the complex problems faced by resource–constrained government program agencies. We also seek to attract middle–level consultants with a proven track record in the government services field and a network of political contacts to leverage our existing management infrastructure, client relationships and areas of expertise. We believe we can continue to attract and retain experienced government personnel by leveraging our reputation as a premier government services consultant and our single market focus.

                Pursue Strategic Acquisitions.  While most of our revenue growth has been internally generated, we intend to continue to selectively identify and pursue attractive acquisition opportunities, including pursuing acquisitions that may be larger than those we have made in the past. Acquisitions can provide us with a rapid, cost-effective method to broaden our services, increase the number of our professional consultants, expand our client base, cross-sell additional services, enhance our technical capabilities, establish or expand our presence geographically and obtain additional skill sets.

Government Operations Group

                Our Government Operations Group, which generated approximately 56% of our total revenues in our 2001 fiscal year, specializes in the administration and management of government health and human services programs.

                Health Management Services Division.  We provide a variety of project management services for Medicaid programs with a particular emphasis on large–scale managed care enrollment projects. In these projects, we provide:

•      recipient outreach, education and enrollment services;

•      an automated information system customized for the particular state;

•      data collection and reporting;

•      design and development services for program materials; and

•      health plan encounter data analysis and reporting.

                We currently provide managed care enrollment contract services to more Medicaid recipients than any other public or private sector entity in the country, operating projects for the states of California, New York, Texas, Michigan, Montana, Massachusetts, New Jersey, Colorado and Vermont. We also administer programs for uninsured and underinsured children as part of the Children's Health Insurance Program in various states, including Michigan, Massachusetts, New Jersey, Kansas, and Iowa. We operate the nation's largest system for the resolution of disputes among health plans, subscribers and providers through independent external review. We are the sole national contractor to the Federal Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) for external appeals in the Medicare Managed Care Program and have rapidly expanded our offerings into state government, currently providing external review services to 20 states. We also operate a Center for Health Literacy and Communication Technologies that concentrates on producing reader-friendly information for low literate populations.

                Child Support Division.  The Division is organized vertically into three lines of business in support of local and state Child Support Programs: operating offices that provide full and specialized Child Support services; consulting on various programmatic, operational and fiscal issues; and providing systems consultation and operating services. We believe that we have one of the largest Child Support Enforcement staffs in the private sector with over 1,000 professionals. We have been performing some of these services since 1976, which we believe is longer than any other private sector firm in the United States. We are currently engaged in the management of Child Support Enforcement programs in ten states, providing full child support services and specialized services for over one million cases.

                Workforce Services Division.  We manage welfare-to-work and Workforce Investment Act One-Stop programs by providing a wide range of services, including emergency assistance, job referral and placement, transition services such as child care and transportation, community work training services, job readiness preparation, case management services, retention services, supportive services and selected educational and training services. Our typical welfare-to-work contract involves an engagement period of three to five years. During the 2001 fiscal year, we placed 19,200 program participants into jobs, thereby improving the lives of over 60,000 individuals. We have issued over $200 million in subsidized child care payments to child care providers in fiscal 2001. Additionally, we have two contracts that represent the significant privatization of government functions under which we both administer the program and make applicant eligibility determinations.

Federal Services Division.  We provide a host of large–scale, nationwide management services geared toward emerging market areas including disability services, vocational rehabilitation, youth and elderly services, substance abuse/mental health services and justice administration support services. In 1995, we became the first company to operate a national case management and monitoring program for disability beneficiaries when we contracted with the Social Security Administration (SSA) to provide services to beneficiaries with drug or alcohol disabilities. In 1999, we were awarded the first SSA contract to provide employability planning and support services to disabled youth in order to assist them in entering the workforce. In September 2000, SSA awarded us a five-year nationwide contract to assist disabled adult Social Security Income (SSI) and Social Security Disability Insurance (SSDI) beneficiaries leave the disability rolls and become self-sufficient. Under this contract, we serve as the Program Manager for the Ticket to Work Program, providing vocational rehabilitation and employment services to individuals with disabilities. Also in fiscal year 2000, the Commonwealth of Massachusetts awarded us a contract to enroll in managed care services senior citizens who receive Medicare and Medicaid benefits. Under this first of its kind federal/state partnership between the Federal Centers for Medicare and Medicaid Services and the Commonwealth of Massachusetts, we are responsible for the development of the program protocol and the operation of the pilot program.

Consulting Group

                Our Consulting Group, which generated approximately 30% of our total revenues in our 2001 fiscal year, provides program planning and quality assurance services to state and local government agencies, in addition to general management consulting services and specialized services such as assisting state and local agencies in maximizing federal funding for their programs.

                Management Services Division.  Our Management Services Division provides a broad array of consulting services to state and local governments. These services include accounting, activity–based costing, cost of service and user fee studies, executive recruitment, airport expansion financial feasibility studies and retail planning and management, capital asset management, public works, fleet management, and utilities management. Through this division, we provided consulting services to over 4,000 clients in fiscal year 2001, many of which have been clients for 20 years or more. We believe that this extensive client base creates opportunities for us to successfully cross–market our services.

                Revenue Services Division.  Our Revenue Services Division seeks out additional federal funding and provides benefits program planning and implementation services for state and local government agencies. Our revenue maximization projects are generally carried out on a contingency fee basis determined as a percentage of funds recovered from the federal government. Our revenue maximization projects have resulted in the recovery of more than $1.1 billion of federal funds on behalf of agencies in 24 states. We have also provided welfare planning and implementation projects and have been engaged by the Commonwealth of Pennsylvania to provide detailed analysis and assistance to ensure that the state child welfare and juvenile justice claims programs comply with applicable federal requirements. We also assist several states in facilitating claims for additional services through the Temporary Assistance to Needy Families program.

                Human Services Technology Division.  Our Human Services Technology Division provides strategic information management, procurement and contracting, systems quality assurance and systems implementation services to the state health and human service agencies. Our experienced team of skilled project managers and information technology professionals has assisted clients in the planning, design, procurement and implementation of information systems in multiple projects across numerous states. We also supervise the work performed by contractors who sell these systems. The potential market for the division's services has continued to expand in recent years. Given our successful track record, core competencies and national market presence, we believe that we are well positioned to take advantage of the increased nationwide emphasis by state governments on welfare eligibility systems, Medicaid Management Information Systems, child welfare services and child support enforcement services. Additionally, we believe that synergies between our Government Operations Group, Consulting Group and Systems Group uniquely position us to take advantage of new market opportunities in health and human services program areas.

                Infrastructure Technologies Division.  Our Infrastructure Technologies Division provides management consulting services that focus on assisting large public sector organizations in solving complex problems related to automation of financial services. This division has engagements in the legislative, executive and judicial branches. We also have extensive knowledge of the fiscal structure of states through our experience with state auditors, comptrollers and treasurers as well as a significant understanding of state government through close contact with many state agencies. As part of our consulting engagement, we provide a variety of information technology services, including project planning and management, quality assurance monitoring and assessment for child welfare, healthcare and financial management systems, strategic planning, and advanced technologies.

Systems Group

                Our Systems Group, which generated approximately 14% of our total revenues in our 2001 fiscal year provides state and local agencies with software solutions and systems design and implementation to improve the efficiency and cost-effectiveness of their program administration.

                ERP Solutions Division.  The ERP Solutions Division consultants work almost exclusively with government and educational entities to implement PeopleSoft® and other ERP Software Solutions. Our goal is to deliver cost-efficient technology–based business solutions, including customer information systems/utility billing, financial systems, human resources management systems, procurement systems, and student administration systems. ERP Solutions is a PeopleSoft consulting alliance partner and one of the only certified PeopleSoft Application Systems Providers.

                Asset Solutions Division.  The Asset Solutions Division offers a suite of internet-based asset management solutions that manage and maintain physical assets, including fleet, fuel, facility, space and fixed assets. Asset Solutions provides software solutions to over 300 customers including government agencies, public utilities, mass transits, K-12 education systems and universities. All Asset Solutions systems integrate with major ERP solutions and promote accountability and cost management. Recent achievements include new contracts with the State of New Jersey, the State of Michigan, the Immigration and Naturalization Service and the University of Massachusetts.

                Justice Solutions Division.  The Justice Solutions Division implements and supports software programs designed to increase the efficiency of state court systems. Our products include case management, docketing, scheduling and report generating software used in all stages of the judicial process. We market and sell a jury management software program that creates jury lists, generates notices and monitors attendance and payments. We also offer a records management software solution to automate record keeping functions and county recorders' offices. We currently support over 5,000 users at over 150 sites in Ohio, Florida, Michigan, Arkansas, Indiana, Massachusetts, California and New York.

                The Justice Solutions Division also develops and implements information technology systems solutions for state criminal justice systems. We work with law enforcement agencies, courts and corrections agencies to develop systems that integrate and facilitate access to criminal justice information and records. We are currently responsible for the management of the Connecticut offender–based tracking system that tracks offender location, classification and status information.

                Public Systems Division.  The Public Systems Division provides systems development, integration and implementation services to public–sector health and human services agencies. This division develops modern, web-based solutions for government agencies providing public services that enable the use of the Internet to lower the cost of maintaining and supporting large application systems. The Division is currently offering these services through a series of projects in Utah for Medicaid Managed Care and in Delaware to a variety of agencies providing social services. We are also involved in the development of systems to support other divisions involved in the delivery of program operations services.

                Intelligent Technologies Division.  Our Intelligent Technologies Division provides health, transportation, education, banking and human services clients with expert assistance in developing, planning and implementing smart card technology, biometric recognition systems, and e-government consulting services and related technologies. Responding to pressures to provide services more efficiently, public–sector entities are increasingly moving from paper–based to electronics–based systems. In addition to cost efficiencies, e-government technologies provide more accurate record keeping and offer greater security against fraud and theft. Recognizing the potential efficiencies of smart card technology, in fiscal 2000, the United States General Services Administration awarded a ten-year contract to five companies, including us, to implement this technology in federal government agencies.

                The division has taken a leadership position in the development of technology solutions to assist federal, state and local governments enhance their physical and logistical security systems in response to recent events. We recently announced a new technology product in this area, FlySecure®, which uses biometric technologies to improve airport security by ensuring that passengers and airport employees are accounted for and tracked through every part of an airport. This division also assists health, education and banking clients in planning, implementing and evaluating electronic funds transfer, electronic benefits transfer and electronic payment systems. These systems allow recipients to transfer benefits from government accounts to product or service vendors.

Backlog

                Backlog represents an estimate of the remaining future revenues from existing signed contracts and revenues from contracts that have been awarded but not yet signed. Our backlog estimate includes revenues expected under the current terms of executed contracts, revenues from contracts in which the scope and duration of the services required are not definite but estimable and does not assume any contract renewals or extensions.

                Changes in the backlog calculation result from additions for future revenues from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts.

                Estimates of future revenues from awarded or signed contracts are necessarily inexact and the receipt and timing of these revenues are subject to various contingencies, many of which are outside of our control. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenues we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change because, among other reasons, the scheduling of a project could be postponed, an awarded but unsigned contract could be retracted and not executed, a signed contract could be modified or canceled, or initial estimates regarding a contract's revenues could prove to be wrong.

	As of September 30, 2001
	Signed	Unsigned	Total
		(In millions)
Government Operations Group	$195.2	$158.3	$353.5
Consulting Group	122.4	11.8	134.2
Systems Group	23.3	7.5	30.8
Total	$340.9	$177.6	$518.5

	As of September 30, 2000
	Signed	Unsigned	Total
	(In millions)
Government Operations Group	$268.3	$18.4	$286.7
Consulting Group	135.2	14.1	149.3
Systems Group	31.8	–	31.8
Total	$435.3	$32.5	$467.8

Marketing and Sales

                Our Government Operations Group, Consulting Group and Systems Group obtain program management, consulting services and systems solutions contracts for state and local agencies by responding to RFPs. Our Government Affairs unit, consisting of eight employees and approximately 40 marketing consultants located in regional offices, develops and maintains relationships with senior government representatives, elected officials and political appointees, including a state's governor, members of the governor's staff and the heads of state health and human services agencies to encourage them to outsource government services. We also developed and implemented a sophisticated RFP tracking system that provides us with real-time information about the status of existing RFPs and our actions to date with respect to those RFPs.

                Our marketing consultants provide introductions to government personnel and provide information to us regarding the status of legislative initiatives and executive decision–making. Following the issuance of an RFP, we participate in formal discussions, if any, between the contracting government agency and the group of potential service providers seeking to modify the RFP and prepare the proposal. Upon the award of a government operations contract, our representatives may help us negotiate the contract with representatives of the government authority until an agreement is reached.

                We generate leads for contracts by tracking bid notices, employing marketing consultants, maintaining relationships with government personnel, communicating directly with current and prospective clients and, increasingly, through referrals and cross–selling initiatives from our Consulting Group. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives develop leads through on-site presentations to decision–makers. A portion of our new consulting business has resulted from prior client engagements in which we were the sole service provider. We also intend to leverage client relationships of firms we acquire by cross–selling our existing services.

Competition

                The market for providing program management and consulting services to state and local health and human services agencies, as well as to public sector clients generally, is competitive and subject to rapid change. Our Government Operations Group competes for program management contracts with the government services divisions of large organizations such as Electronic Data Systems, Inc. and Accenture; specialized service providers such as Benova, Inc., Policy Studies Incorporated, Affiliated Computer Services, Inc. and America Works, Inc.; and local non-profit organizations such as the United Way, Goodwill Industries and Catholic Charities. Our Consulting Group competes with the consulting divisions of the "Big 5" accounting firms; and small, specialized consulting firms. Our Systems Group competes with a large number of competitors including Unisys, KPMG, Accenture, Litton PRC (a Northrop Grumman Company), Peregrine Systems, Inc. and Electronic Data Systems, Inc.

                We anticipate that we may face increased competition in the future as new companies enter the market, but that our experience, reputation, industry focus and broad range of services provide significant competitive advantages which we expect will enable us to compete effectively in our markets.

Employees

                As of September 30, 2001, we had 4,825 employees, consisting of 3,520 employees in the Government Operations Group, 699 employees in the Consulting Group, 406 employees in the Systems Group and 200 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Foreign Operations

                We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 1999, 2000, and 2001 were $4.6 million, $1.6 million and $2.9 million, respectively. At September 30, 2000 and 2001, we had an insignificant amount of long-lived assets located in foreign countries.

ITEM 2.     Properties.

                We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. Our Government Operations Group, our Consulting Group and our Systems Group use both of these buildings. We lease 160 offices totaling approximately 990,000 square feet for other management and administrative functions in connection with the performance of our contracts. The lease terms vary from month-to-month to five-year leases and are generally at market rates. Depending on the contract involved, our leased properties are used by one or more of our Government Operations Group, Consulting Group or Systems Group.

ITEM 3.     Legal Proceedings.

                In January 2000, the New York City Human Resources Administration submitted two contracts that it had awarded to us for the performance of welfare-to-work services to the Comptroller of New York City to be registered. Under New York law, the contracts must be registered in order for us to receive payment. However, the Comptroller refused to register the contracts alleging improprieties in the procurement process and in our conduct. The New York Supreme Court, Appellate Division–First Department ordered the Comptroller to register the contracts in October 2000 after finding no wrongdoing in our conduct. This matter has also been investigated by certain government agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, announced that they were investigating the facts underlying this matter. Those offices reviewed some of our documents and interviewed some of our employees in 2000 and 2001. In October 2001, the United States Attorney’s Office informed us that it had closed its file on the matter without taking any actions against us.  In December 2001, the District Attorney’s Office informed us that it had closed its investigation and determined not to take any action against us.

                We are involved in various legal proceedings in the ordinary course of our business. In our opinion, these proceedings involve amounts that would not have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers and Directors and Other Significant Employees of the Registrant

                Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position

David V. Mastran	59	President, Chief Executive Officer and Director
Russell A. Beliveau	54	President of Investor Relations and Director
Richard L. Bradley	53	President of Systems Group
Lynn P. Davenport	54	President of Consulting Group and Director
David R. Francis	40	General Counsel and Secretary
Thomas A. Grissen	42	Chief Operating Officer and Director
David A. Hogan	53	President of Government Operations Group
F. Arthur Nerret	54	Vice President, Finance, Chief Financial Officer and Treasurer
Jesse Brown	57	Director
Peter B. Pond	57	Chairman of the Board of Directors
James R. Thompson, Jr.	65	Director

                David V. Mastran has served as our President, Chief Executive Officer and a director since he founded MAXIMUS in 1975. Dr. Mastran received his Sc.D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965. Dr. Mastran’s current term as a director expires at the 2003 Annual Meeting of Shareholders.

                Russell A. Beliveau has served as our President of Investor Relations since October 2000 and served as President of Business Development from September 1998 until October 2000. He has served as a director since 1995. Prior to that, he served as President of the Government Operations Group from 1995 to 1998. Mr. Beliveau has more than 20 years of experience in the health and human services industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau's past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his Masters in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974. Mr. Beliveau’s current term as a director expires at the 2002 Annual Meeting of Shareholders.

                Richard L. Bradley has served as President of our Systems Group since October 2000. Prior to joining us, Mr. Bradley was a Vice President and General Manager for TRW (and BDM International prior to its acquisition by TRW) and was responsible for public sector operations. Before that, he served in various management roles at Unisys in the health and human services and other public sector areas. Mr. Bradley has over 25 years of professional information technology experience. Over that time, Mr. Bradley has managed multiple large public and commercial information technology organizations. Mr. Bradley received B.A. degrees in Political Science and Education from Western Washington State University and completed the coursework for the State of Washington Fellowship M.P.A. Program at Western Washington University.

                Lynn P. Davenport has served as the President of our Consulting Group since October 2000. Before that he was President of the Human Services Division since he joined us in 1991. Mr. Davenport has served as a director since 1994. He has over 25 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining us, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969. Mr. Davenport’s current term as a director expires at the 2003 Annual Meeting of Shareholders.

                David R. Francis has served as our General Counsel and Secretary since August 1998. He has over 15 years experience as a practicing attorney. Before joining us, he was Of Counsel at the law firm Howrey & Simon and, prior to that, Senior Counsel at Teledyne, Inc. Mr. Francis received his J.D. from Harvard Law School in 1986 and his B.A. in Philosophy from Johns Hopkins University in 1983.

                Thomas A. Grissen has served as our Chief Operating Officer since October 2000. Before that, he served as President of the Government Operations Group since he joined us in March 1999. Mr. Grissen has served as a director since 1999. Prior to that, he served as the General Manager and Vice President of TRW from January 1998. Mr. Grissen was President of BDM International from April 1997 until joining TRW. Before starting at BDM International, Mr. Grissen was a principal and managing director of Unisys for 16 years. Mr. Grissen received his Executive M.B.A. from Michigan State University and his B.A. in Business from Central Michigan University. Mr. Grissen’s current term as a director expires at the 2003 Annual Meeting of Shareholders.

                David A. Hogan has served as the President of our Government Operations Group since October 2000. Before that he was the President of the Child Support Enforcement Division since 1994 and served as a Vice President of the division from 1993 until 1994. Prior to joining us, Mr. Hogan spent 23 years working in numerous positions for the Washington State Department of Social and Health Services, including five years as the State's Child Support Director. Mr. Hogan also served one year as the President of the National Child Support Directors Association. Mr. Hogan received his J.D. from the University of Puget Sound in 1976 and his B.A. from Western Washington University in 1970.

                F. Arthur Nerret has served as our Chief Financial Officer since 1994 and serves as Trustee of our 401(k) plan. He is a CPA and has over 25 years of financial management experience. From 1981 until he joined us, Mr. Nerret held a variety of positions at Frank E. Basil, Inc. in Washington, D.C., including Vice President, Finance from 1991 to 1994 and Director of Finance from 1989 until 1991. Mr. Nerret received his B.S. in Accounting from the University of Maryland in 1970.

                Jesse Brown has served as one of our directors since his election in September 1997. Mr. Brown was President of Brown & Associates, Inc., an international consulting company, until October 30, 2001 and served as Secretary of Veteran Affairs in the Clinton Administration from 1993 until 1997, and as Executive Director of the Washington office of Disabled American Veterans from 1989 to 1993. Mr. Brown also serves as a director of PEC Solutions, Inc. and of Roy F. Weston, Inc. Mr. Brown is an honors graduate of Chicago City College and also attended Roosevelt University in Chicago and Catholic University in Washington, D.C. Mr. Brown’s current term as a director expires at the 2002 Annual Meeting of Shareholders.

                Peter B. Pond has served as one of our directors since his election in December 1997 and as Chairman of the Board since September 2001. Mr. Pond is a founder of ALTA Equity Partners LLC, a venture capital firm, and has been a General Partner of that firm since June 2000. Prior to that, Mr. Pond was a Principal and Managing Director in the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corporation in Chicago and was head of that company's Midwest Investment Banking Group. Mr. Pond holds a B.S. in Economics from Williams College and an M.B.A. in Finance from the University of Chicago. He is also a director of Navigant Consulting, Inc. Mr. Pond’s current term as a director expires at the 2004 Annual Meeting of Shareholders.

                James R. Thompson, Jr. has served as one of our directors since his election in March 2001. Governor Thompson currently serves as Chairman of the Chicago office of the law firm of Winston & Strawn, a position he has held since January 1993. He joined that firm in January 1991 as Chairman of the Executive Committee after serving four terms as Governor of the State of Illinois from 1977 until January 1991. Prior to his terms as Governor, he served as U.S. Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson has served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State's Attorney of Cook County. He is a former Chairman of the President's Intelligence Oversight Board. Governor Thompson is currently a member of the boards of directors of Jefferson Smurfit Group, Navigant Consulting, Inc., Prime Retail, Inc., The Japan Society (New York), Metal Management, Inc., Prime Group Realty Trust, FMC Corporation, FMC Technologies, Inc., the Chicago Board of Trade and Hollinger International. He also serves on the Boards of the Museum of Contemporary Art, the Lyric Opera and the Illinois Math and Science Academy Foundation. Governor Thompson attended the University of Illinois and Washington University, and he received his J.D. from Northwestern University in 1959. Governor Thompson’s current term as a director expires at the 2004 Annual Meeting of Shareholders.

PART II

ITEM 5.    Market For Registrant’s Common Equity and Related Stockholder Matters.

                Our common stock trades on the New York Stock Exchange under the symbol "MMS." The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on the New York Stock Exchange.

	High	Low
Year Ended September 30, 2000:
First Quarter	$36.94	$20.75
Second Quarter	38.94	29.88
Third Quarter	32.25	20.00
Fourth Quarter	24.50	19.38
Year Ended September 30, 2001:
First Quarter	$35.63	$18.00
Second Quarter	37.50	28.23
Third Quarter	41.38	26.60
Fourth Quarter	49.25	34.20

                The high and low sales prices for our common stock on the New York Stock Exchange on December 17, 2001 were $43.10 and $40.90, respectively. As of December 17, 2001, there were 119 holders of record of our common stock.

                We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant. We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    Selected Consolidated Financial Data.

                We have derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes. The revenues and operating results related to the acquisition of companies using the purchase accounting method are included from the respective acquisition dates. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	1997	1998	1999	2000	2001
	(In thousands)
Statement of Income Data:
Revenues (1):
Government Operations Group	$97,369	$139,263	$177,428	$221,177	$272,785
Consulting Group	64,327	83,017	99,979	119,917	146,826
Systems Group	11,659	21,834	42,133	58,070	67,649
Total revenues	173,355	244,114	319,540	399,164	487,260
Cost of revenues	127,170	181,403	224,912	272,620	335,827
Gross profit	46,185	62,711	94,628	126,544	151,433
Selling, general and administrative expenses	26,100	34,909	50,626	67,947	78,796
Stock option compensation, merger, deferred compensation and ESOP expense (2)	7,372	3,671	480	225	–
Amortization of goodwill and other acquisition–related intangibles	–	–	260	3,212	5,597
Legal settlement expense	–	–	–	3,650	–
Income from operations	12,713	24,131	43,262	51,510	67,040
Interest and other income	921	1,823	3,604	3,045	1,511
Income before income taxes and cumulative effect of accounting change	13,634	25,954	46,866	54,555	68,551
Provision for income taxes (3)	4,104	10,440	19,240	24,087	28,449
Income before cumulative effect of accounting change	9,530	15,514	27,626	30,468	40,102
Cumulative effect of accounting change, net of $2,735 income tax benefit (1)	–	–	–	–	3,856
Net income	$9,530	$15,514	$27,626	$30,468	$36,246

	Year Ended September 30,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Earnings per share:
Income before cumulative effect of accounting change (1)
Basic	$0.67	$0.86	$1.35	$1.45	$1.85
Diluted	$0.65	$0.85	$1.32	$1.42	$1.78
Cumulative effect of accounting change (1)
Basic	-	-	-	-	$(0.18)
Diluted	-	-	-	-	$(0.17)
Net Income
Basic	$0.67	$0.86	$1.35	$1.45	$1.67
Diluted	$0.65	$0.85	$1.32	$1.42	$1.61
Weighted average shares outstanding:
Basic	14,208	17,937	20,537	21,055	21,702
Diluted	14,593	18,296	20,891	21,424	22,512
Pro-forma amounts assuming accounting change is applied retroactively (1):
Net income	$9,373	$14,473	$26,334	$29,990
Earnings per share:
Basic	$0.66	$0.81	$1.28	$1.43
Diluted	$0.64	$0.79	$1.26	$1.40

	As of September 30,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short–term investments	$51,875	$32,980	$98,882	$38,334	$115,340
Working capital	66,108	78,478	150,472	127,812	214,466
Total assets	113,884	126,002	223,036	256,903	347,715
Total debt and capital lease obligations, less current portion	1,596	820	578	764	520
Total shareholders' equity	69,041	86,787	175,479	208,933	301,414

(1)   During the fourth quarter of fiscal year 2001, we changed our method of accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective October 1, 2000. See Note 2 of Notes to Consolidated Financial Statements.

(2)   In January 1997, we issued options to various employees to purchase 403,975 shares of our common stock at a formula price based on book value. During 1997, we recorded a non-recurring charge against income of $5,874,000 for the difference between the initial public offering price and the formula price for all options outstanding. We recorded a deferred tax benefit relating to the charge in the amount of $2,055,000. The option exercise price is a formula price based on the book value of our common stock at September 30, 1996, and was established pursuant to a pre-existing shareholder agreement.

(3)   During fiscal year 1997 up to and including June 12, 1997, we elected to be treated as an S corporation and our income was taxed for federal and most state purposes directly to our shareholders. In connection with our initial public offering, our S corporation status terminated and we recorded a deferred tax charge against income of $2,566,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities at June 12, 1997. Subsequent to June 12, 1997, we have recorded state and federal income taxes based on earnings for those periods. Income taxes provided for periods prior to our initial public offering related primarily to operations of David M. Griffith & Associates, Ltd., a company we merged with during 1998 in a transaction accounted for as a pooling of interests.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                We are a leading provider of program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. Since our inception in 1975, we have been at the forefront of innovation in meeting our mission of "Helping Government Serve the People." We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We have had contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties. We have been profitable every year since we were founded. For the fiscal year ended September 30, 2001, we had revenues of $487.3 million and income, before the cumulative effect of an accounting change, of $40.1 million.

                Prior to October 2000, we conducted our operations through two groups: the Government Operations Group and the Consulting Group. In October 2000, we reorganized our groups to better focus and manage our existing and future technology assets. Our core technology assets were moved from our Consulting Group to our newly created Systems Group. Accordingly, prior period financial information has been reclassified to reflect current period presentation of segment information.

                Our revenues are generated from contracts with various payment arrangements, including: (1) fixed–price; (2) costs incurred plus a negotiated fee ("cost-plus"); (3) performance–based criteria; and (4) time and materials reimbursement (used primarily by the Consulting Group). For the fiscal year ended September 30, 2001, revenues from fixed–price contracts were approximately 36% of total revenues; revenues from cost-plus contracts were approximately 22% of total revenues; revenues from performance–based contracts were approximately 28% of total revenues; and revenues from time and materials reimbursement contracts were approximately 14% of total revenues. Traditionally, a majority of our contracts with state and local government agencies have been fixed–price and performance–based and federal government contracts have been cost-plus. Fixed–price and performance–based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because we are subject to the risk of potential cost overruns or inaccurate revenue estimates.

                We recognize revenues from cost-plus contracts, including a pro rata amount of the negotiated fee, as costs are incurred. We recognize revenues from fixed–price and time and materials reimbursement contracts, including a portion of our estimated profit, as costs are incurred. During fiscal 1999 and fiscal 2000, revenues from performance-based contracts, including a portion of estimated profit, were recognized as costs were incurred. In fiscal 2001, we changed our method of revenue recognition for performance-based contracts to recognize revenues as such revenues become fixed or determinable, which generally occurs when amounts are billable to customers rather than as costs are incurred. See Note 2 of Notes to Consolidated Financial Statements. Each quarter, management reviews the costs incurred, the revenues recognized and billings from government contracts to adjust recognized revenue amounts.

                The Government Operations Group's contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2001, our average Government Operations Group contract duration was approximately 2.5 years. Our Consulting Group contracts had performance periods ranging from one month to approximately two years. Our average Systems Group contract duration was approximately 1.2 years. Our most significant expense is cost of revenues, which consists primarily of project–related employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or to achieve certain levels of performance can have a significant impact on the service costs related to our fixed–price, performance–based and time and materials reimbursement contracts. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

                Selling, general and administrative expenses consist of management, marketing and administration costs (including salaries, benefits, travel, recruiting, continuing education and training), facilities costs, printing, reproduction, communications and equipment depreciation.

Business Combinations and Acquisitions

                We combined with four firms during 1998, all of which were transactions accounted for as pooling of interests; four firms during 1999, three of which were accounted for as purchases and one of which was accounted for as a pooling of interests; and four firms during fiscal 2000 and one firm in fiscal 2001, each of which was accounted for as a purchase. Additionally, we acquired substantially all of the assets of two firms and a division of another during fiscal 2000. In fiscal 2001, our focus was on the consolidation and integration of our previous acquisitions. As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. Since the beginning of fiscal 2000, we have completed the following acquisition transactions:

Acquired Company	Description of Business	Date	Purchase Price	Intangible Assets Recorded

Opportunity America LLC	Employment training and placement	May 11, 2001	$780,000	$708,000
Strategic Partners International LLC	Activity–based costing systems	July 19, 2000	1,800,000	1,609,000
Technology Management Resources	Child support collection services	April 29, 2000	9,674,000	10,036,000
Valuation Resource Management, Inc.	Asset inventorying and valuation services	April 14, 2000	4,500,000	3,763,000
Asset Works, Inc.	Infrastructure management systems	April 12, 2000	8,613,000	8,674,000
3–G International, Inc.	Smart–card systems	March 31, 2000	8,126,000	8,180,000
Crawford Consulting, Inc.	Web–enabled information systems	March 20, 2000	16,750,000	11,887,000
Public Systems, Inc.	Client–server management systems	October 20, 1999	5,000,000	4,540,000

              We recognize the excess of the cost over the fair value of net assets of purchased businesses as intangible assets. At September 30, 2000 and 2001, intangible assets, net of related amortization, represented approximately 21% and 14% of our total assets, respectively. The carrying values of intangible assets, as well as other long-lived assets, are reviewed for impairment if changes in the facts and circumstances indicate potential impairment of their carrying value. The principle factor we use in identifying potential impairment is profitability of the acquired business. Any impairment would be recognized when the expected future operating cash flows from such intangible assets is less than their carrying value.

              In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”), effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 141 and FAS 142. Other intangible assets will continue to be amortized over their useful lives. We intend to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2002.

Results of Operations

                Set forth in the table below are the percentages of revenue for selected income statement data for each of the three fiscal years in the period ended September 30, 2001.

	Year Ended September 30,
	1999	2000	2001
Revenues:
Government Operations Group	55.5%	55.4%	56.0%
Consulting Group	31.3	30.0	30.1
Systems Group	13.2	14.6	13.9
Total revenues	100.0	100.0	100.0
Cost of revenues	70.4	68.3	68.9
Gross profit:
Government Operations Group	19.7	23.1	20.3
Consulting Group	41.6	41.7	45.9
Systems Group	42.8	44.0	42.4
Total gross profit as percentage of total revenues	29.6	31.7	31.1
Selling general and administrative expenses	15.8	17.0	16.2
Merger, deferred compensation and ESOP expense	0.2	0.1	–
Amortization of goodwill and other acquisition–related intangibles	0.1	0.8	1.1
Legal settlement expense	–	0.9	–
Income from operations	13.5	12.9	13.8
Interest and other income	1.1	0.7	0.3
Income before income taxes and cumulative effect of accounting change	14.6	13.6	14.1
Provision for income taxes	6.0	6.0	5.9
Income before cumulative effect of accounting change	8.6	7.6	8.2
Cumulative effect of accounting change, net	–	–	0.8
Net income	8.6%	7.6%	7.4%

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

                Revenues.  Our total revenues increased 22.1% to $487.3 million in fiscal 2001 from $399.2 million in fiscal 2000. Revenues of our Government Operations Group increased 23.3% to $272.8 million in fiscal 2001 from $221.2 million in fiscal 2000. This increase was due to revenues related to an increase in the number of contracts in the Group, particularly Health Management Services contracts, which increased revenues by $27.0 million, and Workforce Services, which increased revenues by $14.4 million, plus revenues totaling $3.2 million received from entities acquired after the start of the period ended September 30, 2000. Revenues of our Consulting Group increased 22.4% to $146.8 million in fiscal 2001 from $119.9 million in fiscal 2000. This increase was due to revenues related to an increase in the number of contracts in the Group, particularly in the Revenue Services division, which increased by $17.1 million, plus revenues totaling $6.7 million from entities acquired after the start of the period ended September 30, 2000. Revenues of our Systems Group increased 16.5% to $67.6 million in fiscal 2001 from $58.1 million in fiscal 2000. This increase was primarily due to revenues totaling $10.1 million from entities acquired after the start of the period ended September 30, 2000. For fiscal 2001 compared to fiscal 2000, our overall growth in revenue was 17.1% excluding the revenue from entities we acquired after the start of the period ended September 30, 2000.

                Gross Profit.  Our total gross profit increased 19.7% to $151.4 million in fiscal 2001 from $126.5 million in fiscal 2000. Gross profit of our Government Operations Group increased 8.5% to $55.3 million in fiscal 2001 from $51.0 million in fiscal 2000. As a percentage of Government Operations Group revenues, Government Operations Group gross profit decreased to 20.3% in fiscal 2001 from 23.1% in fiscal 2000. This decrease in gross margins for the Government Operations Group was primarily due to a decline in gross margins an a few projects within the Group. Gross profit of our Consulting Group increased 34.9% to $67.4 million in fiscal 2001 from $50.0 million in fiscal 2000. As a percentage of Consulting Group revenues, Consulting Group gross profit increased to 45.9% in fiscal 2001 from 41.7% in fiscal 2000. The increase in gross margin for the Consulting Group was primarily due to improved margins on performance-based contracts within our Revenue Services Group.  Gross profit of our Systems Group increased 12.1% to $28.7 million in fiscal 2001 from $25.6 million in fiscal 2000. As a percentage of Systems Group revenues, Systems Group gross profit decreased to 42.4% in fiscal 2001 from 44.0% in fiscal 2000. The decline in gross margin for the Systems Group was primarily due to a decline in software sales.

                Selling, General and Administrative Expenses.  Our SG&A expenses increased 16.0% to $78.8 million in fiscal 2001 from $67.9 million in fiscal 2000. The primary reasons for the increase in SG&A costs were the increase in marketing and proposal preparation expenditures incurred to pursue further growth and, to a lesser extent, the increase in the number of non-project professional and administrative personnel. As a percentage of revenues, SG&A expenses decreased to 16.2% for fiscal 2001 from 17.0% for fiscal 2000.

                Amortization of Goodwill and Other Acquisition–Related Intangibles.  During fiscal year 2001, we incurred $5.6 million of amortization expense related to the $58.9 million of goodwill and other acquisition–related intangible assets we recorded in connection with acquisitions we completed through fiscal 2001. During fiscal year 2000, we incurred $3.2 million of amortization expense related to the $58.2 million of goodwill and other acquisition–related intangible assets we recorded in connection with the acquisitions we completed during fiscal 1999 and 2000. The $2.4 million increase in amortization expense is primarily attributed to a full year of amortization expense in fiscal 2001 related to the seven acquisitions consummated throughout fiscal 2000.

                Provision for Income Taxes.  Income tax expense increased 18.1% to $28.4 million in fiscal 2001 from $24.1 million in fiscal 2000. As a percentage of income before income taxes, the income tax expense decreased to 41.5% for fiscal 2001 from 44.2% for fiscal 2000. This decrease was primarily due to the non-deductibility of the legal settlement expense in fiscal 2000.

Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

                Revenues.  Our total revenues increased 24.9% to $399.2 million in fiscal 2000 from $319.5 million in fiscal 1999. Revenues of our Government Operations Group increased 24.7% to $221.2 million in fiscal 2000 from $177.4 million in fiscal 1999. This increase was due to an increase in the number of contracts in the Group plus revenues totaling $8.0 million received from entities acquired after the start of the period ended September 30, 1999. Revenues of our Consulting Group increased 19.9% to $119.9 million in fiscal 2000 from $100.0 million in fiscal 1999. This increase was due to an increase in the number of contracts, revenues totaling $3.9 million from companies purchased in fiscal 2000 and revenue growth from companies that we purchased during fiscal 1999. Revenues of our Systems Group increased 37.8% to $58.1 million in fiscal 2000 from $42.1 million in fiscal 1999. This increase was primarily due to revenues totaling $14.6 million from companies purchased in fiscal 2000.

                Gross Profit.  Our total gross profit increased 33.7% to $126.5 million in fiscal 2000 from $94.6 million in fiscal 1999. Gross profit of our Government Operations Group increased 45.7% to $51.0 million in fiscal 2000 from $35.0 million in fiscal 1999. As a percentage of Government Operations Group revenues, Government Operations Group gross profit increased to 23.1% in fiscal 2000 from 19.7% in fiscal 1999. This increase was primarily due to improved gross margins on a few projects within the Group. Gross profit of our Consulting Group increased 20.1% to $50.0 million in fiscal 2000 from $41.6 million in fiscal 1999. As a percentage of Consulting Group revenues, Consulting Group gross profit remained relatively unchanged. Gross profit of our Systems Group increased 41.8% to $25.6 million in fiscal 2000 from $18.0 million in fiscal 1999. As a percentage of Systems Group revenues, Systems Group gross profit increased to 44.0% in fiscal 2000 from 42.8% in fiscal 1999. The improvement in gross margin for the Systems Group was primarily due to the impact of a 50.6% margin realized by one division in the Group.

                Selling, General and Administrative Expenses.  Our SG&A expenses increased 34.2% to $67.9 million in fiscal 2000 from $50.6 million in fiscal 1999. As a percentage of revenues, SG&A expenses increased to 17.0% for fiscal 2000 from 15.8% for fiscal 1999. This increase in costs was due to increases in the number of non–project professional and administrative personnel and the amount of professional fees necessary to support our growth and marketing and proposal preparation expenditures incurred to pursue further growth. During fiscal 2000, the total number of support staff employees increased and we further expanded the Government Affairs and Investor Relations unit and the Information Systems unit. In fiscal 2000, the number of administrative and systems personnel increased 33.6% to 342 from 256 in fiscal 1999 and the number of employees increased from 3,285 total employees at September 30, 1999 to 4,205 total employees at September 30, 2000.

                Merger, Deferred Compensation and ESOP Expenses.  During fiscal year 2000, we incurred $0.2 million of non-recurring expenses in connection with acquisitions we completed during the year. These expenses consisted of legal, audit and due diligence expenses. During fiscal year 1999, we incurred $0.5 million of non-recurring expenses in connection with acquisitions. These expenses consisted of legal, audit and due diligence expenses.

                Amortization of Goodwill and Other Acquisition–Related Intangibles.  During fiscal year 2000, we incurred $3.2 million of amortization expense related to the $58.2 million of goodwill and other acquisition–related intangible assets we recorded in connection with acquisitions we completed during fiscal 1999 and fiscal 2000. During fiscal year 1999, we incurred $0.3 million of amortization expense related to the $9.5 million of goodwill and other acquisition–related intangible assets we recorded in connection with the acquisitions we completed during the year.

                Legal Settlement Expense.  In the fourth quarter of fiscal 2000, we incurred an expense of $3.7 million to settle, without admission of fault or liability by us, litigation brought against us by a former officer, director and shareholder in connection with our repurchase of his shares following his resignation in 1996.

                Provision for Income Taxes.  Income tax expense increased 25.2% to $24.1 million in fiscal 2000 from $19.2 million in fiscal 1999. As a percentage of income before income taxes, the income tax expense increased to 44.2% for fiscal 2000 from 41.0% for fiscal 1999. This increase was primarily due to the non-deductibility of the legal settlement expense discussed above.

Quarterly Results

                Set forth in Item 8 of this Annual Report on Form 10-K are selected income statement data for the eight quarters ended September 30, 2001. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

                Our revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including:

•      the progress of contracts;

•      the revenues earned on contracts;

•      the timing of revenues on performance-based contracts;

•      the commencement and completion of contracts during any particular quarter;

•      the schedule of government agencies for awarding contracts; and

•      the term of each contract that we have been awarded.

                Because a significant portion of our expenses are relatively fixed, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Further, we have occasionally experienced a pattern in our results of operations pursuant to which we incur greater operating expenses during the start-up and early stages of significant contracts prior to receiving related revenues. Our quarterly results may fluctuate, causing a material adverse effect on our operating results and financial condition.

During the quarterly periods in fiscal years 2000 and 2001, we recorded goodwill amortization expense as follows:

	Quarter Ended
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(In thousands)
Government Operations	$16	$16	$120	$173
Consulting	110	110	166	212
Systems	40	125	514	766
	$166	$251	$800	$1,151

	Quarter Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
		(In thousands)
Government Operations	$173	$173	$190	$210
Consulting	190	190	193	194
Systems	692	658	709	717
	$1,055	$1,021	$1,092	$1,121

Beginning October 1, 2001, goodwill will no longer be expensed under FAS 142.  The pro-forma impact of not recognizing goodwill amortization expense in fiscal 2000 and 2001 would have resulted in an increase to net income and diluted earnings per share as follows:

	Quarter Ended
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(In thousands, except per share data)
Increase in:
Net income	$125	$185	$537	$752
Diluted earnings per share	$.01	$.01	$.02	$.03

	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001
Increase in:
Net income	$694	$675	$720	$739
Diluted earnings per share	$.03	$.03	$.04	$.03

Liquidity and Capital Resources

                For the year ended September 30, 2001, cash provided by operations was $38.4 million as compared to $4.8 million for the year ended September 30, 2000. Higher income after adjustment for depreciation and amortization, the cumulative effect of an accounting change and the tax benefit due to option exercises has favorably impacted our operating cash flow.  Improvements in the billing and realization of accounts receivable collections, from an increase in costs and estimated earnings in excess of billings (i.e., unbilled receivables) of $9.1 million in fiscal 2000 to a decrease in unbilled receivables of $3.0 million in fiscal 2001, had a significant positive effect in fiscal 2001.

                For the year ended September 30, 2001, cash used in investing activities was $13.1 million as compared to $24.4 million for the year ended September 30, 2000. Cash used in investing activities for the year ended September 30, 2001 primarily consisted of expenditures for capitalized software costs totaling $6.1 million and purchases of property and equipment of $5.1 million. During the year ended September 30, 2000, we generated cash from sales of marketable securities, substantially all of which consisted of short-term municipal bonds totaling $36.1 million, and used $53.3 million in cash for acquisitions as well as expenditures for capitalized software costs totaling $2.8 million and purchases of property and equipment of $5.0 million. The $45.1 million of cash used in investing activities for the year ended September 30, 1999 consisted of purchases of marketable securities totaling $23.2 million; $8.0 million for the purchase of our corporate headquarters in Reston, Virginia; $11.2 million for acquisitions, net of cash acquired; and $2.6 million for the purchase of property and equipment.

                Cash provided by financing activities during the year ended September 30, 2001 was $51.8 million, which consisted primarily of $31.7 million of proceeds, net of offering expenses, from the secondary stock offering completed in June 2001 and sales of stock to employees through our Employee Stock Purchase Plan and Stock Option Plan of $20.9 million. Cash used in financing activities during the year ended September 30, 2000 totaled $5.1 million and consisted of $7.4 million of payments on borrowings of companies acquired, offset by the receipt of proceeds of $2.3 million from sales of stock to employees through our Employee Stock Purchase Plan and Stock Option Plan. Cash provided by financing activities totaled $59.3 million during the year ended September 30, 1999 and consisted primarily of $61.0 million of proceeds, net of offering expenses, from our secondary offering of common stock that we completed in December 1998.

As a consequence of the terrorist attacks on September 11, 2001, we believe that the unanticipated expenses of heightened security measures implemented by federal, state and local governmental agencies may exceed budgeted amounts. In the near-term, we believe that these government agencies will have sufficient resources to continue to fund increased security measures without significant budget adjustments. Therefore, we currently expect that the market for our services will remain relatively unchanged. However, our expectation assumes that the terrorist attacks on September 11 were a one-time event and that there will be no additional events of this magnitude. If additional events should occur that result in significantly greater expenditures for tighter security measures, or such additional security measures are required to be sustained for extended periods of time, then the amounts budgeted for our services by governmental agencies may be reduced or reallocated, in some cases significantly, which would adversely affect our business and results of operations.

                We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital cash needs over the next twelve months.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Business.” Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “will,” and similar terms.

The forward-looking statements include statements about:

•      our strategic plans;

•      the future of our industry;

•      the activities of competitors;

•      anticipated expenses;

•      anticipated sources of future revenues; and

•      our need for additional funds.

Forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements in this report. Many factors could cause or contribute to these differences, including the factors discussed in Exhibit 99.1 to this Annual Report on Form 10-K. The forward-looking events discussed in this report might not occur. Therefore, you should not place undue reliance on our forward-looking statements.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 8.   Consolidated Financial Statements and Supplementary Data.

The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of September 30, 2000 and 2001

Consolidated Statements of Income for the years ended September 30, 1999, 2000 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended September 30, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors

MAXIMUS, Inc.

                We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2000 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition.

                                                                                                /s/ ERNST & YOUNG LLP

McLean, Virginia

November 12, 2001

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$36,975	$114,108
Marketable securities	1,359	1,232
Accounts receivable, net	102,500	118,988
Costs and estimated earnings in excess of billings (Note 5)	27,264	20,436
Prepaid expenses and other current assets	6,344	5,483
Total current assets	174,442	260,247
Property and equipment at cost:
Land	2,462	2,462
Buildings and improvements	9,484	11,096
Office furniture and equipment	14,264	17,079
Leasehold improvements	848	992
	27,058	31,629
Less: Accumulated depreciation and amortization	(8,754)	(11,090)
Total property and equipment, net	18,304	20,539
Software development costs	7,883	13,961
Less: Accumulated amortization	(703)	(2,245)
Total software development costs, net	7,180	11,716
Deferred income taxes (Note 9)	1,402	2,726
Intangible assets, net	52,586	49,818
Other assets	2,989	2,669
Total assets	$256,903	$347,715
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,565	$12,709
Accrued compensation and benefits	17,747	18,611
Billings in excess of costs and estimated earnings (Note 5)	15,648	10,756
Income taxes payable	–	1,214
Deferred income taxes (Note 9)	–	1,849
Other current liabilities	670	642
Total current liabilities	46,630	45,781
Long–term debt	555	–
Other liabilities	785	520
Total liabilities	47,970	46,301
Commitments and contingencies (Notes 7 and 11)
Shareholders' equity (Note 10):
Common stock, no par value; 60,000,000 shares authorized; 21,125,844 and 22,985,806 shares issued and outstanding at September 30, 2000 and 2001, at stated amount, respectively	133,082	185,658
Accumulated other comprehensive loss	(26)	(18)
Retained earnings	75,877	115,774
Total shareholders' equity	208,933	301,414
Total liabilities and shareholders' equity	$256,903	$347,715

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended September 30,
	1999	2000	2001
Revenues	$319,540	$399,164	$487,260
Cost of revenues	224,912	272,620	335,827
Gross profit	94,628	126,544	151,433
Selling, general and administrative expenses	50,626	67,947	78,796
Merger, deferred compensation and ESOP expense	480	225	–
Amortization of goodwill and other acquisition–related intangibles	260	3,212	5,597
Legal settlement expense	–	3,650	–
Income from operations	43,262	51,510	67,040
Interest and other income	3,604	3,045	1,511
Income before income taxes and cumulative effect of accounting change	46,866	54,555	68,551
Provision for income taxes	19,240	24,087	28,449
Income before cumulative effect of accounting change	27,626	30,468	40,102
Cumulative effect of accounting change, net of $2,735 income tax benefit (Note 2)	–	–	3,856
Net income	$27,626	$30,468	$36,246

Basic earnings per share:
Before cumulative effect of accounting change	$1.35	$1.45	$1.85
Cumulative effect of accounting change	–	–	(.18)
Net income	$1.35	$1.45	$1.67

Diluted earnings per share:
Before cumulative effect of accounting change	$1.32	$1.42	$1.78
Cumulative effect of accounting change	–	–	(.17)
Net income	$1.32	$1.42	$1.61

Weighted average shares outstanding:
Basic	20,537	21,055	21,702
Diluted	20,891	21,424	22,512

Pro-forma amount assuming accounting change is applied retroactively:
Net income	$26,334	$29,990
Earnings per share:
Basic	$1.28	$1.43
Diluted	$1.26	$1.40

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balance at September 30, 1998	$68,623	$–	$18,164
Issuance of common stock to employees	871	–	–
Net income	–	–	27,626
Tax benefit due to option exercise	–	–	321
Adjustment for Control Software, Inc. results previously reported	–	–	(114)
Net proceeds from sale of common stock in follow–on offering	61,024	–	–
Unrealized losses on marketable securities	–	(280)	–
S corporation distributions	–	–	(756)
Balance at September 30, 1999	130,518	(280)	45,241
Issuance of common stock to employees	2,264	–	–
Net income	–	–	30,468
Tax benefit due to option exercise	–	–	168
Issuance of common stock in acquisition	300	–	–
Unrealized losses on marketable securities, net of reclassification adjustment of $262 for losses included in net income	–	254	–
Balance at September 30, 2000	133,082	(26)	75,877
Issuance of common stock to employees	20,896	–	–
Net income	–	–	36,246
Tax benefit due to option exercise	–	–	3,651
Net proceeds from sale of common stock in follow–on offering	31,680	–	–
Unrealized gain on marketable securities	–	8	–
Balance at September 30, 2001	$185,658	$(18)	$115,774

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	1999	2000	2001
Cash flows from operating activities:
Net income	$27,626	$30,468	$36,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,567	2,379	2,941
Amortization	1,117	3,914	7,139
Deferred income taxes	(2,807)	1,917	525
Cumulative effect of accounting change	–	–	3,856
Tax benefit due to option exercises	131	168	3,651
Changes in assets and liabilities:
Accounts receivable, net	(2,065)	(17,063)	(16,209)
Costs and estimated earnings in excess of billings	(5,504)	(9,115)	2,973
Prepaid expenses and other current assets	(460)	(1,141)	868
Other assets	1,062	192	(478)
Accounts payable	(535)	1,466	24
Accrued compensation and benefits	528	(445)	851
Billings in excess of costs and estimated earnings	5,201	(3,599)	(4,893)
Income taxes payable	2,073	(4,413)	991
Other liabilities	–	68	(104)
Net cash provided by operating activities	27,934	4,796	38,381
Cash flows from investing activities:
Purchase of real estate	(8,000)	–	–
Acquisition of businesses, net of cash acquired	(11,243)	(53,322)	(780)
Purchase price adjustments, net	–	–	(2,120)
Purchase of property and equipment	(2,589)	(5,004)	(5,069)
Proceeds from notes receivable	–	583	833
Capitalization of software development costs	–	(2,772)	(6,078)
Sale (purchase) of marketable securities	(23,229)	36,134	134
Net cash used in investing activities.	(45,061)	(24,381)	(13,080)
Cash flows from financing activities:
Proceeds from stock offering, net of expenses	61,024	–	31,680
S corporation distributions	(756)	–	–
Common stock issued to employees	871	2,264	20,896
Payments on borrowings	(1,799)	(7,351)	(744)
Net cash provided by (used in) financing activities	59,340	(5,087)	51,832
Cash flow adjustment for change in accounting period of David M. Griffith, Ltd. and Control Software, Inc.	31	–	–
Net increase (decrease) in cash and cash equivalents	42,244	(24,672)	77,133
Cash and cash equivalents, beginning of period	19,403	61,647	36,975
Cash and cash equivalents, end of period	$61,647	$36,975	$114,108

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 1999, 2000 and 2001

(Dollars in thousands, except per share amounts)

1.  Description of Business

                MAXIMUS, Inc. (the "Company") provides program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. The Company conducts its operations through three groups: the Government Operations Group, the Consulting Group and the Systems Group. The Government Operations Group administers and manages state and local government programs on a fully out-sourced basis. Examples of these programs include welfare-to-work and job readiness, child support enforcement, child care, managed care enrollment and disability services. The Consulting Group provides program planning and quality assurance services to state and local government agencies in addition to general management consulting services and specialized services such as assisting state and local agencies in maximizing federal funding for their programs. The Systems Group provides state and local agencies with systems design and implementation services to improve the efficiency and cost–effectiveness of their program administration. The Systems Group also offers a suite of proprietary software products in addition to customized versions of applications such as PeopleSoft.

                The Company operates predominantly in the United States. Revenues from foreign–based projects were less than 1% of total revenues for the years ended September 30, 1999, 2000 and 2001.

2.  Summary of Significant Accounting Policies

                The following is a description of the Company's more significant accounting policies.

                Principles of Consolidation

                The consolidated financial statements include the accounts of wholly–owned subsidiaries. All material intercompany items have been eliminated in consolidation.

                Reclassifications

                Certain reclassifications have been made to prior period amounts to conform to current year presentation.

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

                Revenue Recognition

                The Company generates revenue under various arrangements, including contracts under which revenues are based on costs incurred plus a negotiated fee ("cost–plus"), as well as fixed price, time and materials reimbursement, and performance–based criteria. Revenues for cost-plus contracts, including a pro rata amount of the negotiated fee, are recorded as costs are incurred. Revenues from fixed price and time and materials reimbursement contracts, including a portion of estimated profit, are recognized as costs are incurred. During fiscal 1999 and fiscal 2000, revenues from performance-based contracts, including a portion of estimated profit, were recognized as costs were incurred. During fiscal 2001, the Company changed its method of revenue recognition for performance-based contracts, as discussed below. The timing of billing to clients varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings.

                Management reviews the costs incurred, the revenues recognized and billings from government contracts quarterly and adjusts recognized revenues to reflect current expectations on realization of costs and estimated earnings in excess of billings. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. The Company has various fixed price contracts that may generate profit in excess of the Company's expectations. The Company recognizes additional revenue and profit in these situations after management concludes that substantially all of the contractual risks have been eliminated, which generally is at task or contract completion.

                During the year ended September 30, 2001, the Company changed its method of revenue recognition for its performance-based contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, revenues from performance-based contracts, including a portion of estimated profit, were recognized as costs were incurred. Under the new accounting method, adopted retroactively as of October 1, 2000, the Company now recognizes revenue on its performance-based contracts as such revenue becomes fixed or determinable which generally occurs when amounts are billable to customers, rather than as costs are incurred. The cumulative effect of the accounting changed resulted in a charge to income of $3,856 (net of an income tax benefit of $2,735), or $0.17 per diluted share, which is included in operating results for the year ended September 30, 2001. During the year ended September 30, 2001, the Company recognized $5,696 of the $6,591 of revenue that was included in the cumulative effect adjustment as of October 1, 2000. The pro-forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively in prior periods.

                The Company also licenses software under non-cancelable license agreements. License fee revenues are recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor–specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenues are recognized ratably over the term of the related agreements, which in most cases is one year. Revenues from software-related consulting services under time and material contracts and for training are recognized as services are performed. Revenues from other software-related contract services are generally recognized under the percentage-of-completion method.

                Marketable Securities

                Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity. Realized gains and losses and declines in market value judged to be other than temporary are included in other income. Interest and dividends are also included in other income. For the year ended September 30, 1999, unrealized losses on marketable securities were $280. For the year ended September 30, 2000, unrealized losses on marketable securities were $8 and reclassification adjustments for losses included in net income were $262. For the year ended September 30, 2001, unrealized gains on marketable securities were $8. Marketable securities consist primarily of short-term municipal and commercial bonds.

                Property and Equipment

                Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives not to exceed 39.5 years for the Company's buildings and between three and seven years for office furniture and equipment. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

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

                Software Development Costs

The Company capitalizes both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over a range of three to five years, based on the estimated economic life of the product. Amortization of software development costs was $703 and $1,542 for fiscal years 2000 and 2001, respectively.

                Income Taxes

                Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

                The Company merged with one company during 1999 that had elected to be treated as an S corporation. The merger resulted in the termination of the S corporation status for that company and a deferred tax charge against income of $1,109 in 1999 for a cumulative difference between the financial statement and tax basis of assets and liabilities.

                Fair Value of Financial Instruments

                The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2000 and 2001.

                Impact of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”), effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 141 and FAS 142.  Other intangible assets will continue to be amortized over their useful lives. The Company intends to apply the new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2002. Application of the non-amortization provisions of FAS 142 is expected to result in an increase in net income of $2,961 ($.13 per diluted share) for fiscal year 2002. During fiscal year 2002, the Company intends to perform the first of the required annual impairment tests of goodwill as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.  FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company expects to adopt FAS 144 effective as of October 1, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

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

                On March 31, 2000, the Company acquired substantially all of the government services division of 3-G International, Inc. for $7,000, plus an earn-out amount of $1,126 paid by the Company in May 2001 as a result of the achievement of certain objectives. In conjunction with the purchase, the Company recorded intangible assets of $7,054, excluding the May 2001 earn–out payment.

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

On May 11, 2001, the Company acquired all of the outstanding membership interests of Opportunity America, LLC for $825, less a subsequent purchase accounting adjustment of $45.  In conjunction with the purchase, the Company recorded intangible assets of $708.

                Intangible assets are amortized using the straight-line method over periods ranging from two to fifteen years. The accumulated amortization related to intangible assets at September 30, 2000 and 2001 was $3,472 and $9,068, respectively.

                Unaudited pro forma results of operations information for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported is as follows:

	Year ended September 30,
	2000	2001
Revenue	$425,762	$489,198
Income before cumulative effect of accounting change	29,520	40,304
Net income	29,520	36,448
Diluted earnings per share before cumulative effect of accounting change	1.38	1.79
Diluted earnings per share	1.38	1.62

                All of the companies acquired in the business combinations described above, except Opportunity America, are involved primarily in providing software and/or consulting services for state and local governments. Opportunity America provides program management and consulting services to private sector and to federal, state and local government and human services agencies.

4.  Earnings Per Share

                The following table sets forth the components of basic and diluted earnings per share:

	Year ended September 30,
	1999	2000	2001
Numerator:
Net income	$27,626	$30,468	$36,246

Denominator:
Weighted average shares outstanding	20,537	21,055	21,702
Effect of dilutive securities:
Employee stock options	354	369	810
Denominator for diluted earnings per share	20,891	21,424	22,512

5.  Costs and Estimated Earnings on Uncompleted Contracts

                Uncompleted contracts consist of the following components:

	Costs and estimated earnings in excess of billings	Billings in excess of costs and estimated earnings
September 30, 2000:
Costs and estimated earnings	$518,291	$471,044
Billings	491,027	486,692
Total	$27,264	$15,648

September 30, 2001:
Costs and estimated earnings	$703,688	$486,684
Billings	683,252	497,440
Total	$20,436	$10,756

                Costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings relate primarily to fixed price contracts and, in fiscal 2000, performance-based contracts, wherein the timing of billings to clients varies based on individual contracts and often differs from the period of revenue recognition.

6.  Credit Facilities

                Certain companies that were acquired by the Company during 1999, 2000, and 2001 had various arrangements for short and long-term borrowings. These credit arrangements generally were repaid following the related acquisitions and do not significantly affect the Company's financial statements.

7.  Leases

                The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 1999, 2000, and 2001 was $11,084, $15,208 and $17,947 respectively.

                Minimum future payments under these leases are as follows:

Year ended September 30,
2002	$15,940
2003	10,559
2004	6,855
2005	4,493
2006	1,384
Thereafter	553
$39,784

8.  Employee Benefit Plans and Deferred Compensation

                The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 1999, 2000 and 2001, the Company contributed $2,923, $3,287 and $4,590 to the plans, respectively.

9.  Income Taxes

                The Company's provision for income taxes is as follows:

	Year ended September 30,
	1999	2000	2001
Current provision:
Federal	$18,740	$17,278	$23,145
State	3,307	4,174	4,797
Deferred tax (benefit) expense	(2,807)	2,635	507
	$19,240	$24,087	$28,449

                The provision for income taxes resulted in effective tax rates that varied from the federal statutory income tax rate as follows:

	Year ended September 30,
	1999	2000	2001
Expected federal income tax provision	$16,043	$19,094	$23,993
Effect of income taxed directly to S corporation shareholders	(480)	–	–
State income taxes, net of federal benefit	2,343	3,047	3,118
Effect of nondeductible legal settlement expense	–	1,278	–
Effect of termination of S corporation status	1,109	–	–
Effect of nondeductible merger costs	82	79	–
Nondeductible expenses	–	477	579
Other	143	112	759
	$19,240	$24,087	$28,449

                The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 2000 and 2001 are as follows:

	As of September 30,
	2000	2001
Deferred tax assets–current:
Liabilities for costs deductible in future periods	$2,870	$2,607
Billings in excess of costs and estimated earnings	5,273	3,795
Total deferred tax assets–current	8,143	6,402
Deferred tax liabilities–current:
Cash versus accrual accounting	869	149
Costs and estimated earnings in excess of billings	6,813	6,012
Capitalized software	–	1,757
Other	461	333
Total deferred tax liabilities–current	8,143	8,251
Net deferred tax liabilities–current	$–	$1,849

	As of September 30,
	2000	2001
Deferred tax assets (liabilities)-non-current:
Stock option compensation	$1,958	$1,260
Amortization of goodwill	(436)	1,011
Other	(120)	455
Net deferred tax asset-non-current	$1,402	$2,726

                Cash paid for income taxes during the years ended September 30, 1999, 2000 and 2001 was $20,002, $23,748 and $19,753 respectively.

10.  Shareholders' Equity

                Follow-on Public Offering

                The Company completed a public offering (the "follow-on offering") of common stock during June 2001. Of the 4,255,000 shares of common stock sold in the follow-on offering, 3,255,000 shares were sold by selling shareholders and 1,000,000 shares were sold by the Company, generating $31,680 in proceeds to the Company, net of offering expenses.

                Employee Stock Purchase Plan

                The Company’s Employee Stock Purchase Plan permits employees to purchase shares of the Company's common stock each quarter at 85% of the market value on the last day of the quarter. During fiscal 1999, 2000 and 2001, respectively, the Company issued approximately 13,100, 66,900 and 69,100 shares of common stock pursuant to this plan at an average price of $26.52, $24.53 and $26.19 per share.

                Stock Option Plans

                The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock.

                The vesting period and share price for awards are determined by the Company's Board of Directors at the date of grant. Options generally vest over periods from two to four years. As of September 30, 2001, the Company's Board of Directors had reserved 5.1 million shares of common stock for issuance under the Company's stock option plans. At September 30, 2001, 0.8 million shares remained available for grants under the Company's option plans.

                Under Statement of Financial Accounting Standard (SFAS) No. 123, Accounting and Disclosure for Stock–Based Compensation, companies may account for stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and provide pro forma disclosure of net income, as if the fair value–based method of accounting defined in SFAS 123 had been applied. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123. No compensation cost for options was recorded during the years presented in the Company’s consolidated statements of income.

                Pro forma information regarding net income has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black–Scholes method with the following assumptions: volatility of 56% for 1999, 66% for 2000 and 62% for 2001; risk free interest rate of 6.5% for 1999, 5.7% for 2000 and 4.2% for 2001; dividend yield 0%; and an expected life of the option of 4 years in 1999, 4.4 years in 2000 and 6 years in 2001. The grant-date weighted average fair value per option of options granted was $14.45 in 1999, $14.77 in 2000 and $13.24 in 2001.

                For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options' vesting period. For the years ended September 30, 1999, 2000, and 2001, pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

	Year ended September 30,
	1999	2000	2001
Net income	$27,626	$30,468	$36,246
SFAS 123 compensation expense, net of taxes	(1,958)	(6,351)	(7,006)
Net income, as adjusted	$25,668	$24,117	$29,240

Net income per share, as adjusted:
Basic	$1.25	$1.15	$1.35
Diluted	$1.23	$1.13	$1.30

                A summary of the Company's stock option activity for the years ended September 30, 1999, 2000 and 2001 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 1998	1,093,752	$15.33
Activity during fiscal 1999:
Granted	879,423	29.05
Exercised	(44,127)	10.26
Canceled due to termination	(110,807)	23.22
Outstanding at September 30, 1999	1,818,241	21.79
Activity during fiscal 2000:
Granted	1,642,143	26.10
Exercised	(60,092)	10.69
Canceled due to termination	(181,064)	25.72
Outstanding at September 30, 2000	3,219,228	23.98
Activity during fiscal 2001:
Granted	1,169,459	21.90
Exercised	(790,865)	23.67
Canceled due to termination	(108,397)	24.79
Outstanding at September 30, 2001	3,489,425	$23.33

                The following table provides certain information with respect to stock options outstanding at September 30, 2001:

Range of Exercise Prices	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life
$0.01 - $1.46	248,685	$1.43	5.3
$12.31 - $20.44	463,983	19.91	8.5
$20.75 - $26.00	1,336,247	21.59	8.8
$26.25 - $45.10	1,440,510	29.81	7.8
	3,489,425	23.33	8.1

                The following table provides certain information with respect to stock options exercisable at September 30, 2001:

Range of Exercise Prices	Stock Options Exercisable	Weighted-Average Exercise Price
$0.01 - $1.46	248,685	$1.43
$12.31 - $20.44	92,332	18.84
$20.75 - $26.00	335,268	21.83
$26.25 - $45.10	550,033	28.63
	1,226,318	20.52

11.  Commitments and Contingencies

                Litigation

                In January 2000, the New York City Human Resources Administration submitted two contracts that it had awarded to the Company for the performance of welfare-to-work services to the Comptroller of New York City to be registered. Under New York law, the contracts must be registered in order for the Company to receive payment. However, the Comptroller refused to register the contracts alleging improprieties in the procurement process and in the Company’s conduct. The New York Supreme Court, Appellate Division–First Department ordered the Comptroller to register the contracts in October 2000 after finding no wrongdoing in the Company’s conduct. This matter has also been investigated by certain government agencies. The District Attorney's Office of New York County and the United States Attorney's Office for the Southern District of New York, in response to requests made by the Comptroller, announced that they were investigating the facts underlying this matter. Those offices reviewed some of the Company’s documents and interviewed some of its employees in 2000 and 2001. In October 2001, the United States Attorney’s Office informed the Company that it had closed its file on the matter without taking any actions against the Company. In December 2001, the District Attorney’s Office informed the Company that it had closed its investigation and determined not to take any action against the Company.

                The Company is involved in various legal proceedings in the ordinary course of its business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably. A substantial portion of payments to the Company from United States government agencies is subject to adjustments upon audit by the agency with which the Company has contracted. Audits through 1993 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company's financial position or results of operations.

                Employment Agreements

                The Company has employment agreements with 33 of its executives and other employees that provide for aggregate base salaries of approximately $6,340 per year. The terms of the employment obligations end between 2002 and 2004.

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

                At September 30, 2000 and 2001, $3,040 and $4,271 of the Company's accounts receivable were due from the United States Government, respectively. Revenues under contracts with various agencies of the United States Government were $8,670 and $19,568 for the years ended September 30, 2000 and 2001, respectively. Of these amounts, $5,416 and $11,967 for the years ended September 30, 2000 and 2001, respectively, were revenues of the Government Operations segment. A minimal amount of revenue was derived from the United States Government during the year ended September 30, 1999.

                At September 30, 2000 and 2001, $16,542 and $24,370 of the Company's accounts receivable were due from one state government. Revenues from contracts with this state, principally by the Government Operations segment, were $49,131, $48,899 and $74,270 for the years ended September 30, 1999, 2000 and 2001, respectively.

13.  Business Segments

                In October 2000, the Company completed a reorganization of its divisions in order to better focus and manage the Company's existing and future technology assets. This reorganization involved the creation of the Systems Group. Prior period segment data has been reclassified to reflect current period presentation of segment information.

                The following table provides certain financial information for each business segment:

	1999	2000	2001
Revenues:
Government Operations	$177,428	$221,177	$272,785
Consulting	99,979	119,917	146,826
Systems	42,133	58,070	67,649
Total	$319,540	$399,164	$487,260

Gross profit:
Government Operations	$34,983	$50,983	$55,342
Consulting	41,604	49,982	67,413
Systems	18,041	25,579	28,678
Total	$94,628	$126,544	$151,433

Income from operations:
Government Operations	$16,816	$23,299	$26,393
Consulting	19,084	22,299	36,847
Systems	7,362	5,912	3,800
Total	$43,262	$51,510	$67,040

Identifiable assets:
Government Operations	$42,152	$72,159	$75,642
Consulting	51,258	60,981	63,648
Systems	14,076	65,458	66,595
Corporate	115,550	58,305	141,830
Total	$223,036	$256,903	$347,715

Capital expenditures:
Government Operations	$–	$18	$42
Consulting	1,108	1,444	3,219
Systems	1,307	3,640	4,044
Corporate	8,174	2,674	3,841
Total	$10,589	$7,776	$11,146

Depreciation and amortization:
Government Operations	$779	$547	$1,210
Consulting	1,179	1,998	2,366
Systems	259	3,100	5,353
Corporate	467	648	1,151
Total	$2,684	$6,293	$10,080

14.  Quarterly Information (Unaudited)

              Set forth below are selected income statement data for the eight quarters ended September 30, 2001. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 1999	March 31, 2000	June 30, 2000	September 30, 2000
	(In thousands, except per share data)
Fiscal Year 2000
Revenues:
Government Operations Group	$51,180	$54,030	$55,629	$60,338
Consulting Group	27,141	27,255	31,150	34,371
Systems Group	11,362	12,216	18,798	15,694
Total revenues	89,683	93,501	105,577	110,403
Cost of revenues	62,085	64,249	71,832	74,454
Gross profit:
Government Operations Group	11,167	12,347	12,733	14,736
Consulting Group	11,327	10,855	12,352	15,448
Systems Group	5,104	6,050	8,660	5,765
Total gross profit	27,598	29,252	33,745	35,949
Selling, general and administrative expenses	15,426	15,281	18,036	19,204
Merger, deferred compensation and ESOP expense	–	–	210	15
Amortization of goodwill and other acquisition–related intangibles	274	371	1,079	1,488
Legal settlement expense (1)	–	–	–	3,650
Income from operations	11,898	13,600	14,420	11,592
Interest and other income	1,050	1,099	366	530
Income before income taxes	12,948	14,699	14,786	12,122
Provision for income taxes	5,288	6,133	6,188	6,478
Net income	$7,660	$8,566	$8,598	$5,644
Earnings per share:
Basic	$0.36	$0.41	$0.41	$0.27
Diluted	$0.36	$0.40	$0.40	$0.26
Pro-forma amounts assuming accounting change is applied retroactively (2):
Net income	$7,104	$8,783	$9,662	$4,441
Basic	$0.34	$0.42	$0.46	$0.21
Diluted	$0.33	$0.41	$0.45	$0.21

(Table continued on next page)

	Quarter Ended
	Previously Reported December 31, 2000	Restated December 31, 2000	Previously Reported March 31, 2001	Restated March 31, 2001	Previously Reported June 30, 2001	Restated June 30, 2001	September 30, 2001
	(In thousands, except per share data)
Fiscal Year 2001
Revenues:
Government Operations Group	$60,483	$59,314	$66,586	$65,820	$72,302	$70,654	$76,997
Consulting Group	35,539	33,038	36,763	37,181	38,013	40,616	35,991
Systems Group	16,894	16,894	17,256	17,256	19,362	19,362	14,137
Total revenues	112,916	109,246	120,605	120,257	129,677	130,632	127,125
Cost of revenues	77,254	77,254	82,046	82,046	90,120	90,120	86,407
Gross profit:
Government Operations Group	12,786	11,617	14,554	13,788	15,314	13,666	16,271
Consulting Group	15,076	12,575	16,655	17,073	17,193	19,796	17,969
Systems Group	7,800	7,800	7,350	7,350	7,050	7,050	6,478
Total gross profit	35,662	31,992	38,559	38,211	39,557	40,512	40,718
Selling, general and administrative expenses	19,751	19,751	20,509	20,509	19,430	19,430	19,106
Amortization of goodwill and other acquisition–related intangibles	1,392	1,392	1,359	1,359	1,417	1,417	1,429
Income from operations	14,519	10,849	16,691	16,343	18,710	19,665	20,183
Interest and other income	288	288	166	166	473	473	584
Income before income taxes and cumulative effect of accounting change	14,807	11,137	16,857	16,509	19,183	20,138	20,767
Provision for income taxes	6,145	4,622	6,996	6,852	7,961	8,357	8,618
Income before cumulative effect of accounting change	8,662	6,515	9,861	9,657	11,222	11,781	12,149
Cumulative effect of accounting change, net of tax (2)	–	3,856	–	–	–	–	–
Net income	$8,662	$2,659	$9,861	$9,657	$11,222	$11,781	$12,149
Earnings per share:
Income before cumulative effect of accounting change (2):
Basic	$0.41	$0.31	$0.46	$0.46	$0.52	$0.55	$0.53
Diluted	$0.40	$0.30	$0.45	$0.44	$0.50	$0.53	$0.51
Net Income:
Basic	$0.41	$0.13	$0.46	$0.46	$0.52	$0.55	$0.53
Diluted	$0.40	$0.12	$0.45	$0.44	$0.50	$0.53	$0.51

(1)           During the fourth quarter of fiscal 2000, the Company incurred an expense of approximately $3.7 million to settle litigation with a former officer, director and shareholder of the Company. The matter was settled without admission of fault or liability on the part of the Company.

(2)           During the fourth quarter of fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective October 1, 2000, the Company recorded the cumulative effect of the accounting change. Additionally, pursuant to Financial Accounting Standards Board Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, the quarterly information for the first three quarters of fiscal 2001, which had been previously reported, has been restated. No restatement of fiscal 2000 information was necessary.

ITEM 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

PART III

ITEM 10.       Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers and Directors and Other Significant Employees of the Registrant” in Part I hereof and the remainder is incorporated herein by reference from the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “PROPOSAL 1: Election of Directors” in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 5, 2002 (the “Proxy Statement”).

ITEM 11.       Executive Compensation.

The response to this item is incorporated herein by reference from the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management.

The response to this item is incorporated herein by reference from the section captioned “Security Ownership of Management and Five Percent Owners” in the Proxy Statement.

ITEM 13.       Certain Relationships and Related Transactions.

The response to this item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

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
No Current Reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December 2001.

MAXIMUS, Inc.

By:	/s/ DAVID V. MASTRAN
David V. Mastran President and Chief Executive Officer

Each undersigned person hereby constitutes and appoints David V. Mastran, F. Arthur Nerret, and David R. Francis, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 2001, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that which each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. MASTRAN	President, Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2001
David V. Mastran

/s/ F. ARTHUR NERRET	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2001
F. Arthur Nerret

/s/ RUSSELL A. BELIVEAU	Director	December 21, 2001
Russell A. Beliveau

/s/ JESSE BROWN	Director	December 21, 2001
Jesse Brown

/s/ LYNN P. DAVENPORT	Director	December 21, 2001
Lynn P. Davenport

/s/ THOMAS A. GRISSEN	Director	December 21, 2001
Thomas A. Grissen

/s/ PETER B. POND	Chairman of the Board of Directors	December 21, 2001
Peter B. Pond

/s/ JAMES R. THOMPSON, JR.	Director	December 21, 2001
James R. Thompson, Jr.

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Company, as amended. (1)

3.2	Amended and Restated By–laws of Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan. (5)*

10.4	Amendment No. 1 to 1997 Employee Stock Purchase Plan. (6)*

10.5	Executive Employment, Non–Compete and Confidentiality Agreement by and between the Company and George C. Casey. (7)*

10.6	Executive Employment, Non–Compete and Confidentiality Agreement by and between the Company and Gary L. Glickman. (7)*

10.7	Executive Employment, Non–Compete and Confidentiality Agreement by and between the Company and Thomas A. Grissen. (8)*

10.8	Executive Employment, Non–Compete and Confidentiality Agreement by and between the Company and James M. Paulits. (1)*

10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (5)

10.10	California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health Services of the State of California. (4)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1	Power of Attorney, contained on signature page hereto.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

*              Denotes management contract or compensation plan.

(1)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(3)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 1-12997) on May 15, 2001 and incorporated herein by reference.

(4)           Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(5)           Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21611) on February  12, 1997 and incorporated herein by reference.

(6)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12997) on August 13, 1998 and incorporated herein by reference.

(7)           Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998 (File No. 1-12997) on November 23, 1998 and incorporated herein by reference.

(8)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12997) on May 17, 1999 and incorporated herein by reference.