Form 10-K/A
period 2001-09-30
MAXIMUS INC
filed 2002-01-28
CIK 1032220

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER: 1-12997

                                   -----------

                                  MAXIMUS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           VIRGINIA                                    54-1000588
   (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

       The aggregate market value of voting stock held by non-affiliates of the registrant as of January 2, 2002 was $837,508,805 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the voting stock, including shares held by affiliates was $947,591,042). There were 23,179,820 shares of the registrant's Common Stock outstanding as of January 2, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

       None.


================================================================================

                                 EXPLANATORY NOTE:

       This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on December 21, 2001 to include the information required to be disclosed by Items 10-13 of Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       (a) Identification of Directors.

           Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

                                                   CLASS I DIRECTORS
                              --------------------------------------------------------
NAME AND AGE                        BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS         DIRECTOR SINCE
- ------------                  --------------------------------------------------------  --------------
Peter B. Pond                 Peter B. Pond has served as one of our directors since         1997
Age: 57                       his election by the board in December 1997 and as
                              Chairman of the Board since September 2001. Mr. Pond is
                              a founder of ALTA Equity Partners LLC, a venture capital
                              firm, and has been a General Partner of that firm since
                              June 2000. Prior to that, Mr. Pond was a Principal and
                              Managing Director in the Investment Banking Department
                              at Donaldson, Lufkin & Jenrette Securities Corporation
                              in Chicago and was head of that company's Midwest
                              Investment Banking Group. Mr. Pond holds a B.S. in
                              Economics from Williams College and an M.B.A. in Finance
                              from the University of Chicago. He is also a director of
                              Navigant Consulting, Inc.

James R. Thompson, Jr.        James R. Thompson, Jr. has served as one of our                2001
Age: 65                       directors since his election in March 2001. Governor
                              Thompson currently serves as Chairman of the Chicago
                              office of the law firm of Winston & Strawn, a position
                              he has held since January 1993. He joined that firm in
                              January 1991 as Chairman of the Executive Committee
                              after serving four terms as Governor of the State of
                              Illinois from 1977 until January 1991. Prior to his
                              terms as Governor, he served as U.S. Attorney for the
                              Northern District of Illinois from 1971 to 1975.
                              Governor Thompson served as the Chief of the Department
                              of Law Enforcement and Public Protection in the Office
                              of the Attorney General of Illinois, as an Associate
                              Professor at Northwestern University School of Law, and
                              as an Assistant State's Attorney of Cook County. He is a
                              former Chairman of the President's Intelligence
                              Oversight Board. Governor Thompson is currently a member
                              of the boards of directors of Jefferson Smurfit Group,
                              Navigant Consulting, Inc., Prime Retail, Inc., The Japan
                              Society (New York), Metal Management, Inc., Prime Group
                              Realty Trust, FMC Corporation, FMC Technologies, Inc.,
                              the Chicago Board of Trade and Hollinger International.
                              He also serves on the boards of the Museum of
                              Contemporary Art, the Lyric Opera and the Illinois Math
                              & Science Academy Foundation. Governor Thompson attended
                              the University of Illinois and Washington University,
                              and he received his J.D. from Northwestern University in
                              1959.

                                                      CLASS II DIRECTORS
                              --------------------------------------------------------------
NAME AND AGE                           BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS            DIRECTOR SINCE
- ------------                  --------------------------------------------------------------  --------------
Russell A. Beliveau           Russell A. Beliveau has served as President of Investor              1995
Age: 54                       Relations at MAXIMUS since October 2000 and as President of
                              Business Development from September 1998 until October 2000.
                              Prior to that, he served as the President of our Government
                              Operations Group from 1995 to 1998. Mr. Beliveau has more than twenty years' experience in the health and human services
                              industry during which he has worked in both government and private sector positions at the senior executive level.
                              Mr. Beliveau's past positions include Vice President of
                              Operations at Foundation Health Corporation of Sacramento,
                              California from 1988 through 1994 and Deputy Associate
                              Commissioner (Medicaid) for the Massachusetts Department of
                              Public Welfare from 1983 until 1988. Mr. Beliveau received his
                              Masters in Business Administration and Management Information
                              Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974.

Jesse Brown                   Jesse Brown has served as one of our directors since his             1997
Age: 57                       election by the board in September 1997. Mr. Brown was
                              President of Brown & Associates, Inc., an international
                              consulting company, until his retirement in October 2001.
                              Mr. Brown served as Secretary of Veterans Affairs in the
                              Clinton Administration from 1993 until 1997 and as Executive
                              Director of the Washington office of Disabled American
                              Veterans from 1989 to 1993. Mr. Brown also serves on the
                              boards of directors of PEC Solutions, Inc. and Roy
                              F. Weston, Inc. Mr. Brown is an honors graduate of Chicago
                              City College and also attended Roosevelt University in Chicago and Catholic University in Washington, D.C.

                                                 CLASS III DIRECTORS
                              --------------------------------------------------------
NAME AND AGE                        BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS         DIRECTOR SINCE
- ------------                  --------------------------------------------------------  --------------
Lynn P. Davenport             Lynn P. Davenport has served as the President of our           1994
Age: 54                       Consulting Group since October 2000. Before that he was
                              President of our Human Services Division since he joined
                              MAXIMUS in 1991. He has over twenty-five years of health
                              and human services experience in the areas of
                              administration, productivity improvement, management
                              consulting, revenue maximization and management
                              information systems. Prior to joining us, Mr. Davenport
                              was employed by Deloitte & Touche, and its predecessor,
                              Touche Ross & Co., in Boston, Massachusetts, where he
                              became a partner in 1987. Mr. Davenport received his
                              M.P.A. in Public Administration from New York University
                              in 1971 and his B.A. in Political Science and Economics
                              from Hartwick College in 1969.

Thomas A. Grissen             Thomas A. Grissen has served as our Chief Operating            1999
Age: 42                       Officer since October 2000. Before that he was President
                              of our Government Operations Group since he joined
                              MAXIMUS in March 1999. Prior to that, he served as the
                              General Manager and Vice President of TRW from January
                              1998. Mr. Grissen was President of BDM International
                              from April 1997 until joining TRW. Before starting at
                              BDM International, Mr. Grissen was a principal and
                              managing director of Unisys for sixteen years.
                              Mr. Grissen received his Executive M.B.A. from Michigan
                              State University and his B.A. in Business from Central
                              Michigan University.

David V. Mastran              David V. Mastran has served as our President and Chief         1975
Age: 59                       Executive Officer since he founded MAXIMUS in 1975.
                              Dr. Mastran received his Sc.D. in Operations Research
                              from George Washington University in 1973, his M.S. in
                              Industrial Engineering from Stanford University in 1966
                              and his B.S. from the United States Military Academy at
                              West Point in 1965.

       (b) Identification of Executive Officers.

           The response to this item in contained under the caption "Executive Officers and Directors and Other Significant Employees of the Registrant" in
Part I of our Annual Report on Form 10-K and is hereby incorporated herein in its entirety by reference.

       (c) Identification of Certain Significant Employees.

           Not applicable.

       (d) Family Relationships.

           None.

       (e) Business Experience.

           The business experience of our executive officers who also serve as our directors is set forth in "Item 10(a) - Identification of Directors" of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth under the caption "Executive Officers and Directors and Other Significant Employees of the Registrant" in Part I of our Annual Report on Form 10-K. The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, is set forth in Item 10(a) of this Annual Report on Form 10-K/A. The information set forth in Item 10(a) of this Annual Report on Form 10-K/A and Part I of our Annual Report on Form 10-K is hereby incorporated herein in its entirety by reference.

       (f) Involvement in Certain Legal Proceedings.

           To the best of our knowledge, none of our current directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Securities and Exchange Commission.

       (g) Promoters and Control Persons.

           Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Our directors, our executive officers and anyone owning beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file with the SEC reports of their ownership and changes of their ownership of our securities. They must also furnish copies of the reports to us. During some or all of our 2001 fiscal year, Dr. Mastran, Messrs. Beliveau, Grissen, Brown, Pond, Thompson and Davenport, Raymond Ruddy, Susan Pepin, George Casey and Margaret Carrera were our directors, executive officers and/or ten percent beneficial owners. Based solely on our review of the reports furnished to us and any written representations that no other reports were required received by us, we believe that during our 2001 fiscal year, our directors, executive officers and ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 3 required upon James R. Thompson, Jr.'s election to our board of directors which was due by March 16, 2001 was filed in May 2001.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE The table below provides earned compensation information for our CEO and our four other most highly compensated executive officers whose earned salary and bonus from MAXIMUS for fiscal year 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                    ANNUAL          COMPENSATION AWARDS
                                                COMPENSATION(1)     -------------------
                                    FISCAL    -------------------       SECURITIES           ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY    BONUS(2)   UNDERLYING OPTIONS    COMPENSATION(3)
- ---------------------------        --------   --------   --------   -------------------   ---------------
David V. Mastran.................    2001     $350,000      --           --                   --
  President and Chief Executive      2000      350,000      --           --                   --
  Officer                            1999      350,000      --           --                   --
Thomas A. Grissen................    2001      340,000   $ 30,100               *              $6,800
  Chief Operating Officer            2000      320,000     95,000          36,944(4)            8,250
                                     1999      181,944     70,000         204,199(5)            4,950
Lynn P. Davenport................    2001      340,000         --               *               6,800
  President of Consulting Group      2000      320,000    138,750          21,985(6)            6,800
                                     1999      311,538    174,500          10,468(7)            7,733
David A. Hogan...................    2001      260,000     74,630               *               7,108
  President of Government            2000      205,000     97,000          32,175(8)            6,796
  Operations Group                   1999      192,500     75,000           4,499(9)            7,429
Russell A. Beliveau..............    2001      280,000     24,070               *               6,800
  President of Investor Relations    2000      280,000     25,000           2,880(10)           6,800
                                     1999      270,000     35,000           2,100(11)           7,733

- ------------------------

* As of the date hereof, we have not determined the number of options which will be granted to these executive officers for our 2001 fiscal year, but we do intend to make such grants.

(1) Compensation in the form of perquisites and other personal benefits has been omitted when the total amount of those perquisites and personal benefits constituted less than either $50,000 or 10% of the total annual salary and bonus for the officer for the 2001 fiscal year.

(2) The bonuses shown for 2001 were earned in fiscal 2001, but paid on or about October 31, 2001. Similarly, bonuses earned in fiscal 2000 were paid on or about October 31, 2000, and bonuses earned in fiscal 1999 were paid on or about October 21, 1999.

(3) The figures in this column represent the company's contribution to the employee's account under our 401(k) plan.

(4) Consists of options earned in fiscal 2000 to purchase 30,944 shares of common stock at an exercise price of $20.75 per share granted in October 2000 and options to purchase 6,000 shares of common stock at an exercise price of $20.438 per share granted in June 2000.

(5) Consists of options earned in fiscal 1999 to purchase 4,199 shares of common stock at an exercise price of $26.25 per share granted in October 1999 and options to purchase 200,000 shares of common stock at an exercise price of $31.063 per share granted in February 1999.

(6) Consists of options earned in fiscal 2000 to purchase 15,985 shares of common stock at an exercise price of $20.75 per share granted in October 2000 and options to purchase 6,000 shares of common stock at an exercise price of $20.438 per share granted in June 2000.

(7) Consists of options earned in fiscal 1999 to purchase common stock at an exercise price of $26.25 per share granted in October 1999.

(8) Consists of options earned in fiscal 2000 to purchase 26,175 shares of common stock at an exercise price of $20.75 granted in October 2000 and options to purchase 6,000 shares of common stock at an exercise price of $20.438 granted in June 2000.

(9) Consists of options earned in fiscal 1999 to purchase shares of common stock at an exercise price of $26.25 granted in October 1999.

(10) Consists of options earned in fiscal 2000 to purchase common stock at an exercise price of $20.75 granted in October 2000.

(11) Consists of options earned in fiscal 1999 to purchase common stock at an exercise price of $26.25 granted in October 1999.

       OPTION GRANT TABLE. The following table provides information for options granted to our CEO and our four other most highly compensated executive officers during fiscal year 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL
                                                      INDIVIDUAL GRANTS                       REALIZABLE VALUE OF
                                    ------------------------------------------------------          ASSUMED
                                                    PERCENT                                     ANNUAL RATES OF
                                    NUMBER OF       OF TOTAL                                      STOCK PRICE
                                    SECURITIES      OPTIONS                                    APPRECIATION FOR
                                    UNDERLYING     GRANTED TO     EXERCISE OR                   OPTION TERM (1)
                                     OPTIONS       EMPLOYEES      BASE PRICE    EXPIRATION   ---------------------
NAME                                 GRANTED     IN FISCAL YEAR    ($/SHARE)       DATE         5%         10%
- ----                                ----------   --------------   -----------   ----------   --------   ----------
David V. Mastran..................     --           --               --           --            --          --
Lynn P. Davenport.................    15,985          1.37%         $ 20.75          (2)     $208,604   $  528,624
Thomas A. Grissen.................    30,944          2.65            20.75          (2)      403,819    1,023,318
David A. Hogan....................    26,175          2.24            20.75          (2)      341,584      865,607
Russell A. Beliveau...............     2,880          0.25            20.75          (2)       37,584       95,242

- ------------------------

(1) The values in this column are given for illustrative purposes; they do not reflect our estimate or projection of future stock prices. The values are based on an assumption that our common stock's market price will appreciate at the stated rate, compounded annually, from the date of the option grant until the end of the option's 10-year term. We based the values on the common stock's last sale price on the business day immediately preceding the date of grant, as reported on the New York
     Stock Exchange. Actual gains, if any, on stock option exercises will depend upon the future performance of our common stock's price, which will affect all shareholders proportionately.

(2) These options were granted on October 27, 2000 under our 1997 Equity Incentive Plan. Each option expires upon the earlier of three months after the officer's termination of employment or October 27, 2010.

       AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES. The following table provides information regarding stock options exercised by our CEO and our four other most highly compensated officers during fiscal year 2001 and held by our CEO and our four other most highly compensated officers as of September 30, 2001:

          AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                OPTIONS EXERCISED DURING               OPTIONS                IN-THE-MONEY OPTIONS
                                  FISCAL YEAR 2001 (1)           AT FISCAL YEAR-END          AT FISCAL YEAR-END (2)
                               ---------------------------   ---------------------------   ---------------------------
                               SHARES ACQUIRED     VALUE
            NAME                 ON EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -----------------------------  ---------------   ---------   -----------   -------------   -----------   -------------
David V. Mastran.............      --               --          --             --              --            --
Lynn P. Davenport............       16,303       $529,684      118,442         24,271      $3,937,898     $  415,734
Thomas A. Grissen............       25,000        432,051       86,336        129,807         833,342      1,422,587
David A. Hogan...............       10,456        216,051        9,987         27,504         168,766        503,318
Russell A. Beliveau..........      --               --          21,344          4,109         586,717         66,029

- ------------------------

(1) The values in this column represent the fair market value of the shares acquired upon exercise of options as of the date of exercise, less the exercise price paid to exercise those options.

(2) The values in this column represent the difference between the last reported sales price of the common stock as reported by the New York Stock Exchange on September 28, 2001 ($39.73) (September 30, 2001 was a Sunday) and the exercise price of the option, multiplied by the number of shares subject to the option.

DIRECTOR COMPENSATION

    Directors who are also MAXIMUS employees do not receive additional compensation for their services as directors. Outside directors are paid a $30,000 annual retainer and a fee of $2,500 for each day of board or committee meetings in which they participate. Directors who are entitled to directors' fees may elect to receive all or a portion of their cash fees in stock options granted under our 1997 Equity Incentive Plan, valued using the Black-Scholes option pricing method. For fiscal 2001, all of our outside directors elected to receive their annual retainers in the form of stock options. Pursuant to these elections, Mr. Brown, Mr. Pond and Governor Thompson each received options to purchase 2,073 shares of our common stock at an exercise price of $35.00 per share. For fiscal 2001, Mr. Pond and Governor Thompson also elected to receive all of their meeting attendance fees in the form of stock options. Pursuant to these elections, Mr. Pond received options to purchase 1,720 shares of our common stock at exercise prices ranging from $29.31 to $46.03 per share, and Governor Thompson received options to purchase 688 shares of our common stock at exercise prices ranging from $35.00 to $46.03 per share. For fiscal 2001, we paid Mr. Brown $25,000 in meeting attendance fees. During our 2001 fiscal year, Mr. Brown and Mr. Pond also received special option grants in appreciation for their service to us, in the following amounts: Mr. Brown received options to purchase 1,500 shares of our common stock at an exercise price of $32.15 per share; Mr. Pond received options to purchase 4,000 shares of our common stock at exercise prices ranging from $32.15 to $33.95 per share.

    Any director who is not a MAXIMUS employee is eligible to participate in our 1997 Director Stock Option Plan. Options under the Director Stock Option Plan are automatically granted to an eligible director upon the election or re-election of the director. Under the plan, each option consists of 5,000 shares of common stock for each year of the term of office to which the director is elected or re-elected, with any period of term of office less than a year deemed a full year. The option becomes exercisable for 5,000 shares immediately upon grant and, if the grant is for more than 5,000 shares, then it also becomes exercisable for an additional 5,000 shares at each subsequent annual shareholders meeting during which the optionee is an eligible director and shares remain unexercisable under the option. Options granted under the Director Stock Option Plan have a ten-year term. The exercise price for each option is equal to our common stock's last sale price on the trading day immediately preceding the date of grant, as reported on the New York Stock Exchange. Currently, the only eligible directors are Messrs. Brown, Pond and Thompson.

EXECUTIVE EMPLOYMENT AGREEMENTS

       COMPENSATION. Dr. Mastran, Mr. Davenport, Mr. Grissen and Mr. Beliveau agreed to serve as officers of MAXIMUS under executive employment agreements which provided for minimum base salaries, subject to increases in the case of Messrs. Davenport, Grissen and Beliveau. Under those agreements, Dr. Mastran, Mr. Davenport and Mr. Beliveau received base salaries for our 2001 fiscal year as follows: Dr. Mastran, $350,000; Mr. Davenport, $340,000; Mr. Beliveau, $280,000. Mr. Grissen's executive employment agreement set his initial base salary at $25,000 per month. Mr. Grissen's salary is reviewed annually for adjustment. In addition, each of these officers is entitled to receive a year-end bonus that is consistent with our past practices under his employment agreement. Mr. Hogan does not have an employment agreement with MAXIMUS.

       TERM AND TERMINATION. Dr. Mastran's, Mr. Davenport's and Mr. Beliveau's employment agreements expired on September 30, 2001. Mr. Grissen's employment term began March 1, 1999 and continues through March 1, 2003. Mr. Hogan is an employee at will. The employment of each of these officers is subject to our right to terminate the officer's employment if he or she breaches any material duty or obligation to us or engages in other proscribed conduct.

       OTHER TERMS. Mr. Grissen's employment agreement provides that he will not compete with us and will maintain our trade secrets in strict confidence. Although now expired, our employment agreements with Dr. Mastran, Mr. Davenport and Mr. Beliveau contain provisions which survive the expiration of the agreements which similarly limit these officers from engaging in certain competitive activities and require these officers to maintain the confidentiality of our proprietary information.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During fiscal year 2001, the MAXIMUS compensation committee consisted of Dr. Mastran and Mr. Ruddy until December 16, 2000, after which it consisted of Mr. Brown and Mr. Pond. Dr. Mastran has served as President, Chief Executive Officer and a director of MAXIMUS since our incorporation in 1975. Mr. Ruddy served as the Chairman of the Board and an officer of MAXIMUS from 1985 until his retirement on August 13, 2001. Mr. Brown and Mr. Pond have each served as outside directors of MAXIMUS since 1997. In addition, Messrs. Beliveau, Davenport and Grissen are officers and employees of MAXIMUS. In their capacity as members of the board of directors, these individuals consider compensation matters.

       Until June 2001, Mr. Pond was a Principal and Managing Director in the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corporation (DLJ) in Chicago. As disclosed under the caption "Certain Relationships and Related Transactions" above, DLJ or its affiliates acted as managing underwriter for two of our public offerings of common stock and managed our securities portfolio. In his capacity as a member of the board of directors, Mr. Pond also considers non-cash compensation matters.

       Governor Thompson, who has served as one of our directors since his election in March 2001, is Chairman of the law firm of Winston & Strawn in Chicago. As disclosed under the caption "Certain Relationships and Related Transactions" above, Winston & Strawn has provided certain specialized legal services to MAXIMUS from May 2000 to the present. In his capacity as a member of the board of directors, Governor Thompson also considers non-cash compensation matters.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF MANAGEMENT AND FIVE PERCENT OWNERS

       The following table shows the number of shares of common stock beneficially owned as of January 2, 2002 (unless otherwise indicated), by (i) the only persons known by us to own more than five percent of our outstanding shares of common stock, (ii) our directors and the nominees for director,
(iii) the executive officers named in the Summary Compensation Table contained in this report and (iv) all of our directors and executive officers as a group.

       The number of shares beneficially owned by each holder is based upon the rules of the Securities Exchange Commission. Under SEC rules, beneficial ownership includes any shares over which a person has sole or shared voting or investment power as well as shares which the person has the right to acquire within 60 days by exercising any stock option or other right. Accordingly, this table includes shares that each person has the right to acquire on or before March 3, 2002. Unless otherwise indicated, to the best of our knowledge, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares in the table. By including in the table shares that he or she might be deemed beneficially to own under SEC rules, a holder does not admit beneficial ownership of those shares for any other purpose.

       To compute the percentage ownership of any shareholder or group of shareholders in the following table, the total number of shares deemed outstanding includes 23,179,820 shares that were outstanding on January 2, 2002, plus any shares that holder or group of holders could acquire upon exercising any options held by that holder or group of holders that are exercisable on or before March 3, 2002.

                                                               SHARES OF COMMON STOCK
                                                                 BENEFICIALLY OWNED
                                                              -------------------------
BENEFICIAL OWNER                                               SHARES          PERCENT
- ----------------                                              ---------        --------
Waddell & Reed Investment...................................  1,390,136(1)        6.0%
  Management Company
  6300 Lamar Avenue
  Overland Park, Kansas 66202
T. Rowe Price Associates, Inc...............................  1,268,000(2)        5.5
  100 East Pratt Street
  Baltimore, Maryland 21202
David V. Mastran............................................  2,636,295(3)       11.4
Russell A. Beliveau.........................................     81,831(4)          *
Jesse Brown.................................................     28,956(5)          *
Lynn P. Davenport...........................................     94,692(6)          *
Thomas A. Grissen...........................................    139,907(7)          *
Peter B. Pond...............................................     37,853(8)          *
James R. Thompson, Jr.......................................      8,139(9)          *
David A. Hogan..............................................      9,987(10)         *
All directors and executive officers as a group (11           3,058,641(11)      13.0%
  persons)..................................................

- ------------------------

*    Percentage is less than 1% of all outstanding shares of common stock.

(1) As of December 10, 2001, based upon disclosures made to us by the shareholder in response to a questionnaire prepared by us to solicit ownership information from the shareholder. This shareholder indicated that these shares are reported by Waddell & Reed Financial, Inc. on behalf of itself, Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc. and Waddell & Reed Investment Management Company, and include shares owned by open-ended investment companies or managed accounts advised or sub-advised by Waddell & Reed Investment Management Company.

(2) As of November 30, 2001, based upon disclosures made to us by the shareholder in response to a questionnaire prepared by us to solicit ownership information from the shareholder. This shareholder indicated that T. Rowe Price Associates has sole dispositive power for 1,268,000 shares and sole voting power for 411,300 shares, that these securities are owned by individual and institutional investors which T. Rowe Price Associates, Inc. serves as investment advisor with power to direct investments and/or sole power to vote the securities, and that for purposes of Securities Exchange Act reporting, T. Rowe Price Associates, Inc. disclaims beneficial ownership of these securities.

(3) Includes (i) 62,129 shares and 9,930 shares issuable under stock options exercisable on or before March 3, 2002 held by Dr. Mastran's spouse and
     (ii) 1,800 shares held by Dr. Mastran's father who resides in Dr. Mastran's home.

(4) Includes 21,344 shares issuable under stock options exercisable on or before March 3, 2002. Also includes 58,992 shares held in a trust of which Mr. Beliveau and his spouse are the primary beneficiaries.

(5) Includes 28,573 shares issuable under stock options exercisable on or before March 3, 2002.

(6) Includes 93,442 shares issuable under stock options exercisable on or before March 3, 2002. Also includes 1,250 shares held by Mr. Davenport's son.

(7) Includes 136,336 shares issuable under stock options exercisable on or before March 3, 2002.

(8) Includes 37,853 shares issuable under stock options exercisable on or before March 3, 2002.

(9) Includes 8,139 shares issuable under stock options exercisable on or before March 3, 2002.

(10) Includes 9,987 shares issuable under stock options exercisable on or before March 3, 2002.

(11) Includes 365,385 shares issuable under stock options exercisable on or before March 3, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Governor Thompson, who has served as one of our directors since his election in March 2001, is Chairman of the law firm of Winston & Strawn in Chicago. Winston & Strawn has provided certain specialized legal services to MAXIMUS from May 2000 to the present.

       Donna Muldoon Mastran, our former Chief Administrative Officer, is married to Dr. Mastran, our President and CEO and one of our directors. Mrs. Mastran earned $140,000 in salary and $24,070 in bonus from us during our 2001 fiscal year. As of the date hereof, Mrs. Mastran remains employed by us on similar terms.

       Keven L. Kvasnicka is employed by us as a Manager in our Office of Information Systems. Mr. Kvasnicka is married to Dr. Mastran's daughter. Mr. Kvasnicka earned $78,000 in salary and $8,430 in bonus from us during our 2001 fiscal year. As of the date hereof, Mr. Kvasnicka remains employed by us on similar terms.

       Joseph L. Mastran, Dr. Mastran's brother, is employed by us as a Corporate Real Estate Specialist. Joseph Mastran earned $60,000 in salary and $3,620 in bonus from us during our 2001 fiscal year. As of the date hereof, Joseph Mastran remains employed by us on similar terms.

       Janis D. Mastran, a Manager in our Travel Division, was Dr. Mastran's sister-in-law until May 9, 2001. Ms. Mastran earned $62,000 in salary and $9,630 in bonus from us during our 2001 fiscal year. As of the date hereof, Ms. Mastran remains employed by us on similar terms.

       Fred E. Casey is employed by us as a Senior Manager in our Infrastructure Technologies Division. Mr. Casey is the brother of George C. Casey, the former President of our Infrastructure Technologies Division and one of our former directors. Fred Casey earned $115,000 in salary and $4,000 in bonus from us during our 2001 fiscal year. As of the date hereof, Fred Casey remains employed by us on similar terms.

       Alan M. Casey is employed by us as a Manager in our Infrastructure Technologies Division. Mr. Casey is the brother of George C. Casey. Alan Casey earned $107,000 in salary and $8,000 in bonus from us during our 2001 fiscal year. As of the date hereof, Alan Casey remains employed by us on similar terms.

       Peter R. Baylinson is employed by us as Financial Manager in our Government Operations Group. Mr. Baylinson is the brother of Ilene R. Baylinson, the former President of our Federal Services Division. Mr. Baylinson earned $74,000 in salary and $8,430 in bonus from us during our 2001 fiscal year. As of the date hereof, Mr. Baylinson remains employed by us on similar terms.

       Evan A. Baylinson is employed by us as a Senior Application Developer in our Office of Information Systems. Mr. Baylinson is the brother of Ilene
R. Baylinson. Mr. Baylinson earned $62,720 in salary and $6,010 in bonus from us during our 2001 fiscal year. As of the date hereof, Mr. Baylinson remains employed by us on similar terms.

       Ms. Carrera, former Vice Chairwoman of our board, owned property in Sacramento, California which was leased by MAXIMUS during our 2001 fiscal year. Pursuant to this lease, during our 2001 fiscal year, Ms. Carrera received a total of $67,787 in rental payments from MAXIMUS.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January 2002.

                                         MAXIMUS, Inc.

                                         By: /s/ F. ARTHUR NERRET
                                            ------------------------------------
                                            F. ARTHUR NERRET
                                            VICE PRESIDENT, FINANCE
                                            AND CHIEF FINANCIAL OFFICER