Form 10-Q
period 2001-12-31
MAXIMUS INC
filed 2002-02-14
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1–12997

MAXIMUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1000588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

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

Class	Outstanding at February 8, 2002
Common Shares, no par value	23,191,328

MAXIMUS, Inc.

Quarterly Report on Form 10–Q

For the Quarter Ended December 31, 2001

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2001	December 31, 2001
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,108	$94,705
Marketable securities	1,232	25,224
Accounts receivable - billed	118,988	118,270
Accounts receivable - unbilled	20,436	25,231
Prepaid expenses and other current assets	5,483	8,118
Total current assets	260,247	271,548
Property and equipment at cost:
Land	2,462	2,462
Building and improvements	11,096	11,257
Office furniture and equipment	17,079	17,839
Leasehold improvements	992	1,141
	31,629	32,699
Less: Accumulated depreciation and amortization	(11,090)	(11,761)
Total property and equipment, net	20,539	20,938
Software development costs	13,961	15,623
Less: Accumulated amortization	(2,245)	(2,683)
Total software development, net	11,716	12,940
Deferred income taxes	2,726	2,726
Intangible assets, net	859	596
Goodwill, net	48,959	48,959
Other assets	2,669	2,042
Total assets	$347,715	$359,749
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,709	$12,376
Accrued compensation and benefits	18,611	13,851
Deferred revenue	10,756	8,664
Income taxes payable	1,214	5,314
Deferred income taxes	1,849	1,849
Other current liabilities	642	716
Total current liabilities	45,781	42,770
Other liabilities	520	458
Total liabilities	46,301	43,228
Shareholders' equity:
Common stock, no par value; 60,000,000 shares authorized; 22,985,806 and 23,166,240 shares issued and outstanding at September 30, 2001 and December 31, 2001, at stated amount, respectively	185,658	189,577
Accumulated other comprehensive loss	(18)	(65)
Retained earnings	115,774	127,009
Total shareholders' equity	301,414	316,521
Total liabilities and shareholders' equity	$347,715	$359,749

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2000	2001
Revenues	$109,246	$129,570
Cost of revenues	77,254	88,786
Gross profit	31,992	40,784
Selling, general and administrative expenses	19,751	22,528
Amortization of goodwill and other acquisition-related intangibles	1,392	263
Income from operations	10,849	17,993
Interest and other income	288	733
Income before income taxes and cumulative effect of accounting change	11,137	18,726
Provision for income taxes	4,622	7,490
Income before cumulative effect of accounting change	6,515	11,236
Cumulative effect of accounting change, net of tax benefit	(3,856)	—
Net income	$2,659	$11,236

Earnings per share:
Income before cumulative effect of accounting change:
Basic	$0.31	$0.49
Diluted	$0.30	$0.47
Net income:
Basic	$0.13	$0.49
Diluted	$0.12	$0.47
Weighted average shares outstanding:
Basic	21,145	23,101
Diluted	21,615	24,017

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2000	2001
Cash flows from operating activities:
Net income	$2,659	$11,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,346	1,372
Deferred income taxes	(150)	—
Cumulative effect of accounting change	3,856	—
Change in assets and liabilities:
Accounts receivable — billed	(10.948)	718
Accounts receivable — unbilled	(3,712)	(4,795)
Prepaid expenses and other current assets	284	(2,546)
Other assets	80	506
Accounts payable	(388)	(333)
Accrued compensation and benefits	(4,226)	(4,760)
Deferred revenue	1,157	(2,091)
Income taxes payable	3,679	4,100
Other liabilities	82	74
Net cash (used in) provided by operating activities	(5,281)	3,481
Cash flows from investing activities:
Proceeds from notes receivable	15	30
Capitalization of software development costs	(2,140)	(1,663)
Purchase of property and equipment	(1,751)	(1,069)
Decrease (increase) in marketable securities	1,162	(24,039)
Net cash used in investing activities	(2,714)	(26,741)
Cash flows from financing activities:
Issuance of common stock	619	3,919
Net payments on borrowings	(99)	(62)
Net cash provided by financing activities	520	3,857
Net decrease in cash and cash equivalents	(7,475)	(19,403)
Cash and cash equivalents, beginning of period	36,975	114,108
Cash and cash equivalents, end of period	$29,500	$94,705

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Month Periods Ended December 31, 2001 and 2000

(Dollars in thousands, except per share amounts)

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 1–12997) filed with the Securities and Exchange Commission on December 21, 2001.

2. Revenue Recognition

During fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective October 1, 2000, the Company recorded the cumulative effect of the accounting change resulting in a charge to income of $3,856 (net of an income tax benefit of $2,735). As reported in the Company’s fiscal 2001 Annual Report on Form 10-K, the quarterly information originally reported in fiscal 2001 Quarterly Reports on Form 10-Q was restated for the change in accounting.

3. Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective October 1, 2001. Under FAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adopting FAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under FAS 142 for the three months ended December 31, 2000, the Company’s net income and earnings per share would have been as follows:

Reported net income	$2,659
Add back goodwill amortization, net of tax	694
Adjusted net income	$3,353

Basic earnings per share:
As reported	$0.13
Goodwill amortization, net of tax	0.03
Adjusted basic earnings per share	$0.16

Diluted earnings per share:
As reported	$0.12
Goodwill amortization, net of tax	0.03
Adjusted diluted earnings per share	$0.15

Intangible assets are comprised of employee contracts and customer lists and are amortized using the straight-line method over a period of two and five years, respectively. The accumulated amortization related to intangible assets at September 30, 2001 was $2,256 and at December 31, 2001 was $2,519. The aggregate intangible amortization expense for the quarter ended December 31, 2001 was $263.  The estimated amortization expense for the years ending September 30, 2002, 2003, 2004 and 2005 is $642, $132, $70 and $15, respectively.

4. Business Combinations

On May 11, 2001, the Company acquired all of the outstanding membership interests of Opportunity America, LLC for $780. In conjunction with the purchase, the Company recorded goodwill of $593 and intangible assets of $115.

5. Commitments and Contingencies

The Company is involved in various legal proceedings in the ordinary course of its business. In the opinion of management, these proceedings involve amounts that would not have a material effect on the financial position or results of operations of the Company if such proceedings were disposed of unfavorably.

6. Earnings per share

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended December 31,
	2000	2001
Numerator:	$2,659	$11,236
Net income
Denominator:
Weighted average shares outstanding	21,145	23,101
Effect of dilutive securities:
Employee stock options	470	916
Denominator for diluted earnings per share	21,615	24,017

7.  Segment Information

The Company has reorganized its business into four reportable operating segments in order to better focus and manage its healthcare outsourcing work, which had been part of the Government Operations Group. Accordingly, prior period amounts have been reclassified to reflect current period presentation of segment information.  In a Current Report on Form 8-K filed on February 4, 2002, the Consulting Group was identified as the “Consulting/Management & Information Services Group.”  Henceforth, it shall be referred to as the “Consulting Group” for ease of reference.

The following table provides certain financial information for each business segment:

	Three Months Ended December 31,
	2000	2001
Revenues:
Consulting Group	$33,038	$33,403
Health Management Services Group	28,874	40,155
Human Services Group	30,440	37,180
Systems Group	16,894	18,832
Total	$109,246	$129,570
Gross Profit:
Consulting Group	$12,575	$15,530
Health Management Services Group	5,643	8,468
Human Services Group	5,974	7,549
Systems Group	7,800	9,237
Total	$31,992	$40,784
Income from operations:
Consulting Group	$4,591	$7,951
Health Management Services Group	2,606	5,113
Human Services Group	1,772	3,300
Systems Group	1,880	1,629
Total	$10,849	$17,993

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.”  We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We have had contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties. We have been profitable every year since we were founded.  For the fiscal year ended September 30, 2001, we had revenues of $487.3 million and income, before the cumulative effect of an accounting change, of $40.1 million. For the three months ended December 31, 2001, we had revenues of $129.6 million and net income of $11.2 million.

Prior to fiscal 2002, we conducted our operations through three groups: the Government Operations Group, the Systems Group and the Consulting Group.  In fiscal 2002, we reorganized our business into four reportable operating segments in order to better focus and manage our healthcare outsourcing work, which had been part of the Government Operations Group. The Health Management Services division and the Federal Services division, both formerly part of the Government Operations Group, now comprise the newly formed Health Management Services Group.  The Child Support division and the Workforce Services division, both formerly part of the Government Operations Group, now are located in the newly formed Human Services Group.  Accordingly, we have reflected the segment information for the periods reported in this Quarterly Report on Form 10-Q to be consistent with our current reporting of four operating segments.

Our revenues are generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials reimbursement (used primarily by the Consulting Group).  For the fiscal year ended September 30, 2001, the most recent period for which this information is available, revenues from fixed-price contracts were approximately 36% of total revenues; revenues from cost-plus contracts were approximately 22% of total revenues; revenues from performance-based contracts were approximately 28% of total revenues; and revenues from time and materials reimbursement contracts were approximately 14% of total revenues.  Traditionally, a majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus.  Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because we are subject to the risk of potential cost overruns or inaccurate revenue estimates.

The Company recognizes revenue on its performance-based contracts as such revenue becomes fixed or determinable which generally occurs when amounts are billable to customers, rather than as costs are incurred.  For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. These factors may result in irregular revenues and profit margins in operating segments with performance-based contracts.

The Human Services Group and Health Management Services Group contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration.  As of September 30, 2001, our average Human Services Group and Health Management Services Group contract duration was approximately 2.5 years.  Our Consulting Group contracts had performance periods ranging from one month to approximately two years.  Our average Systems Group contract duration was 1.2 years.

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

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base.  On May 11, 2001, we acquired all of the outstanding membership interests of Opportunity America, LLC for $780. In conjunction with the purchase, we recorded goodwill and other intangible assets of $708.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

	Three Months Ended December 31,
	2000	2001
Revenues:
Consulting Group	30.2%	25.8%
Health Management Services Group	26.4	31.0
Human Services Group	27.9	28.7
Systems Group	15.5	14.5
Total revenues	100.0	100.0

Gross Profit:
Consulting Group	38.1	46.5
Health Management Services Group	19.5	21.1
Human Services Group	19.6	20.3
Systems Group	46.2	49.0
Total gross profit	29.3	31.5

Selling, general and administrative expenses	18.1	17.4
Amortization of goodwill and other acquisition—related intangibles	1.3	0.2

Income from operations:
Consulting Group	13.9	23.8
Health Management Services Group	9.0	12.7
Human Services Group	5.8	8.9
Systems Group	11.1	8.7
Total income from operations	9.9	13.9
Interest and other income	0.3	0.6
Income before income taxes and cumulative effect of accounting change	10.2	14.5
Provision for income taxes	4.2	5.8
Income before cumulative effect of accounting change	6.0	8.7
Cumulative effect of accounting change	3.6	—
Net income	2.4%	8.7%

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues.  Our total contract revenues increased 18.6% to $129.6 million for the three months ended December 31, 2001 from $109.2 million for the same period in 2000.  Revenues of our Consulting Group increased 1.1% to $33.4 million for the three months ended December 31, 2001 from $33.0 million for the same period in 2000.  Revenues of our Health Management Services Group increased 39.1% to $40.2 million for the three months ended December 31, 2001 from $28.9 million for the same period in 2000.  This increase was due to an increase in the number of contracts in the Group and an increase in revenues on a few existing contracts in the Group.  Revenues of our Human Services Group increased 22.1% to $37.2 million for the three months ended December 31, 2001 from $30.4 million for the same period in 2000.  This increase was due to an increase in the number of contracts in the Group and revenues totaling $0.7 million related to an acquisition.  Revenues of our Systems Group increased 11.5% to $18.8 million for the three months ended December 31, 2001 from $16.9 million for the same period in 2000 primarily due to an increase in the number of contracts in the Group.  For the three months ended December 31, 2001 compared to the three months ended December 31, 2000, our overall growth in revenue was 17.9%, excluding revenue related to an acquisition.

Gross Profit.  Our total gross profit increased 27.5% to $40.8 million for the three months ended December 31, 2001 from $32.0 million for the same period in 2000.  Gross profit of our Consulting Group increased 23.5% to $15.5 million for the three months ended December 31, 2001 from $12.6 million for the same period in 2000.  As a percentage of Consulting Group revenues, that Group’s gross profit increased to 46.5% for the three months ended December 31, 2001 from 38.1% for the same period in 2000, primarily due to improved margins on performance-based contracts.  Gross profit of our Health Management Services Group increased 50.1% to $8.5 million for the three months ended December 31, 2001 from $5.6 million for the three months ended December 31, 2000.  As a percentage of Health Management Services Group revenues, that Group’s gross profit increased to 21.1% for the three months ended December 30, 2001 from 19.5% for the same period in 2000.  The increase was due to increased margins on a few contracts within the Group.  Gross profit of our Human Services Group increased 26.4% to $7.5 million for the three months ended December 31, 2001 from $6.0 million for the three months ended December 31, 2000.  As a percentage of Human Services Group revenues, Human Services Group gross profit increased to 20.3% for the three months ended December 30, 2001 from 19.6% for the same period in 2000.  The increase was due to increased margins on a few projects within the Group.  Gross profit of our Systems Group increased 18.4% to $9.2 million for the three months ended December 31, 2001 from $7.8 million for the same period in 2000.  As a percentage of Systems Group revenues, Systems Group gross profit increased to 49.0% for the three months ended December 31, 2001 from 46.2% for the same period in 2000, primarily due to improved performance in the Asset Solutions division.

Selling, General and Administrative Expenses. Our total selling, general and administrative (SG&A) expenses increased 14.1% to $22.5 million for the three months ended December 31, 2001 from $19.8 million for the same period in 2000.  The primary reasons for the increase in SG&A costs were the growth in the number of employees, the increase in expenses necessary to support higher revenues and the increase in marketing and proposal preparation expenditures incurred to pursue further growth.  As a percentage of our revenues, our SG&A expenses decreased to 17.4% for the three months ended December 30, 2001 from 18.1% for the same period in 2000.

Amortization of Goodwill and Other Acquisition-Related Intangibles.  In the quarter ended December 31, 2001, we incurred $0.3 million of amortization expense, as compared to $1.4 million for the same period in 2000.  The decrease was due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

Interest and Other Income.  The increase in interest and other income to $0.7 million for the three months ended December 31, 2001 as compared to $0.3 million for the same period in 2000 was due to an increase in the average balance of funds we invested.

Provision for Income Taxes.  Our provision for income tax for the three months ended December 31, 2001 was 40.0% of income before income taxes as compared to 41.5% for the three months ended December 31, 2000.  This decrease was due to differences in the amounts of certain expense items and some recently implemented tax reduction strategies.

Liquidity and Capital Resources

For the three months ended December 31, 2001, cash provided by our operations was $3.5 million as compared to $5.3 million of cash used in operations for the three months ended December 31, 2000. Cash provided by operating activities for the three months ended December 31, 2001 consisted primarily of net income of $11.2 million offset by an increase in unbilled accounts receivable of $4.8 million, a decrease in deferred revenues of $2.1 million, and a decrease in accrued compensation of $4.7 million, offset by other positive cash flow items.  During the three months ended December 31, 2000, cash used in operating activities consisted primarily of net income of $2.7 million plus non-cash adjustments of $6.1 million, offset by increases in billed accounts receivable of $10.9 million and unbilled accounts receivable of $3.7 million and a decrease in accrued compensation and benefits of $4.2 million. Cash flow was affected in the first quarter of both fiscal years, because we accrue for incentive compensation throughout the fiscal year and make payments to employees in the first quarter.

For the three months ended December 31, 2001, cash used in investing activities was $26.7 million as compared to $2.7 million for the three months ended December 31, 2000.  Cash used in investing activities for the three months ended December 31, 2001 primarily consisted of purchases of marketable securities of $24.0 million, expenditures for capitalized software costs totaling $1.7 million and purchases of property and equipment of $1.1 million.  During the three months ended December 31, 2000, we used cash in investing activities primarily for expenditures related to capitalized software costs totaling $2.1 million and purchases of property and equipment of $1.8 million offset by a decrease in marketable securities of $1.2 million.

Cash provided by financing activities for the three months ended December 31, 2001 and 2000 was $3.9 and $0.5 million, respectively, which consisted primarily of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Our management believes that we do not have significant off-balance sheet risk or exposures to liabilities that are not recorded or disclosed in our financial statements.  While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts.  Additionally, although on certain contracts we are bound by performance bond commitments, we have not had any defaults resulting in draws on performance bonds.  Also, we do not speculate in derivative transactions.

Our management believes that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenues, results of operations, profitability, future contracts, market opportunities, market demand or acceptance of our products and services. These statements involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward–looking statements.  Examples of these risks include: risks associated with government contracting; risks involved in managing government projects; opposition from government unions; challenges resulting from our growth; legislative changes and political developments; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2001.

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

(b)         Reports on Form 8-K.  The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.			MAXIMUS, INC

Date:	February 13, 2002	By:	/s/ F. ARTHUR NERRET
F. Arthur Nerret
Vice President, Finance, Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.                             Description

99                                                                                                                  Important Factors Regarding Forward Looking Statements.  Filed herewith.