Form 10-Q
period 2002-03-31
MAXIMUS INC
filed 2002-05-14
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1–12997

MAXIMUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1000588
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (703) 251-8500

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Class	Outstanding at May 3, 2002
Common Shares, no par value	22,788,479

MAXIMUS, Inc.

Quarterly Report on Form 10–Q

For the Quarter Ended March 31, 2002

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2001	March 31, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,108	$113,859
Marketable securities	1,232	160
Accounts receivable — billed	118,988	118,563
Accounts receivable — unbilled	20,436	23,590
Prepaid expenses and other current assets	5,483	9,382
Total current assets	260,247	265,554

Property and equipment, at cost:
Land	2,462	2,462
Building and improvements	11,096	11,298
Office furniture and equipment	17,079	20,064
Leasehold improvements	992	2,019
Less: Accumulated depreciation and amortization	31,629	35,843
	(11,090)	(12,237)
Total property and equipment, net	20,539	23,606

Software development costs	13,961	17,375
Less: Accumulated amortization	(2,245)	(3,345)
Total software development, net	11,716	14,030
Deferred income taxes	2,726	2,726
Intangible assets, net	859	346
Goodwill, net	48,959	53,059
Other assets	2,669	1,517
Total assets	$347,715	$360,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,709	$11,569
Accrued compensation and benefits	18,611	15,045
Deferred revenue	10,756	5,731
Income taxes payable	1,214	4,545
Deferred income taxes	1,849	1,849
Other current liabilities	642	741
Total current liabilities	45,781	39,480
Other liabilities	520	397
Total liabilities	46,301	39,877
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,985,806 and 23,094,629 shares issued and outstanding at September 30, 2001 and March 31, 2002, at stated amount, respectively	185,658	186,935
Accumulated other comprehensive loss	(18)	(50)
Retained earnings	115,774	134,076
Total shareholders’ equity	301,414	320,961
Total liabilities and shareholders’ equity	$347,715	$360,838

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Revenues	$120,257	$121,953	$229,503	$251,523
Cost of revenues	82,046	86,749	159,300	175,535
Gross profit	38,211	35,204	70,203	75,988
Selling, general and administrative expenses	20,509	23,589	40,260	46,117
Amortization of goodwill and other acquisition-related intangibles	1,359	250	2,751	513
Income from operations	16,343	11,365	27,192	29,358
Interest and other income	166	670	454	1,403
Income before income taxes and cumulative effect of accounting change	16,509	12,035	27,646	30,761
Provision for income taxes	6,852	4,968	11,474	12,458
Income before cumulative effect of accounting change	9,657	7,067	16,172	18,303
Cumulative effect of accounting change (See Note 2)	—	—	(3,856)	—
Net income	$9,657	$7,067	$12,316	$18,303

Earnings per share:
Income before cumulative effect of accounting change:
Basic	$0.46	$0.31	$0.76	$0.79
Diluted	$0.44	$0.30	$0.74	$0.76
Net income:
Basic	$0.46	$0.31	$0.58	$0.79
Diluted	$0.44	$0.30	$0.56	$0.76

Weighted average shares outstanding:
Basic	21,214	23,142	21,179	23,121
Diluted	22,021	23,850	21,804	23,937

See notes to unaudited consolidated financial statements

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2001	2002
Cash flows from operating activities:
Net income	$12,316	$18,303

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,277	2,760
Deferred income taxes	(177)	—
Cumulative effect of accounting change	3,856	—

Change in assets and liabilities:
Accounts receivable — billed	8,129	455
Accounts receivable — unbilled	(5,774)	(3,155)
Prepaid expenses and other current assets	(83)	(3,307)
Other assets	(441)	470
Accounts payable	(589)	(1,151)
Accrued compensation and benefits	(1,595)	(3,650)
Income taxes payable	(4,939)	(5,024)
Deferred revenue	(1,667)	3,330
Other liabilities	(28)	99

Net cash provided by operating activities	13,285	9,130

Cash flows from investing activities:
Acquisition of business, net of acquired cash (See Note 4)	—	(4,100)
Purchase price adjustments, net	20	—
Proceeds from notes receivable	714	90
Capitalization of software development costs	(3,746)	(3,415)
Purchases of property and equipment	(2,261)	(4,148)
Decrease in marketable securities	21	1,040

Net cash used in investing activities	(5,252)	(10,533)

Cash flows from financing activities:
Employee stock purchases and options exercised	2,598	6,556
Repurchases of common stock (See Note 7)	—	(5,279)
Net payments on borrowings	(612)	(123)

Net cash provided by financing activities	1,986	1,154

Net increase (decrease) in cash and cash equivalents	10,019	(249)

Cash and cash equivalents, beginning of period	36,975	114,108

Cash and cash equivalents, end of period	$46,994	$113,859

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended March 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

                In these Notes to Unaudited Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (File No. 1–12997) filed with the Securities and Exchange Commission on December 21, 2001.

2. Revenue Recognition

                During fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective October 1, 2000, the Company recorded the cumulative effect of the accounting change resulting in a charge to income of $3,856 (net of an income tax benefit of $2,735). As reported in the Company’s fiscal 2001 Annual Report on Form 10-K, the quarterly information originally reported in fiscal 2001 Quarterly Reports on Forms 10-Q was restated for the change in accounting.

3. Goodwill and Intangible Assets

                The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“FAS 142”), effective October 1, 2001. Under FAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company was required to complete the initial step of a transitional impairment test within six months of adopting FAS 142 and, if applicable, to complete the final step of the transitional impairment test by the end of the fiscal year.

In connection with the impairment provisions of the new rules, the Company has completed the initial step of the goodwill impairment test and has concluded that no adjustment to the balance of goodwill at the date of adoption is required.

Had the Company been accounting for its goodwill under FAS 142 for the three and six month periods ended March 31, 2001, the Company’s net income and earnings per share would have been as follows:

	Three Months	Six Months
	Ended March 31, 2001
Reported net income	$9,657	$12,316
Add back goodwill amortization, net of tax	674	1,369
Adjusted net income	$10,331	$13,685

Basic earnings per share:
As reported	$0.46	$0.58
Goodwill amortization, net of tax	0.03	0.06
Adjusted basic earnings per share	$0.49	$0.64

Diluted earnings per share:
As reported	$0.44	$0.56
Goodwill amortization, net of tax	0.03	0.06
Adjusted diluted earnings per share	$0.47	$0.62

Intangible assets are comprised of employee contracts and customer lists and are amortized using the straight-line method over a period of two and five years, respectively. The accumulated amortization related to intangible assets at September 30, 2001 was $2,256 and at March 31, 2002 was $2,769. The estimated amortization expense for the years ending September 30, 2002, 2003, 2004 and 2005 is $642, $132, $70 and $15, respectively.

4. Business Combinations

                In fiscal 2001 and 2002, the Company acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

                On May 11, 2001, the Company acquired Opportunity America, LLC for $780. In conjunction with the purchase, the Company recorded goodwill of $593 and intangible assets of $115, which has been assigned to the Human Services Group business segment. Opportunity America, LLC provides program management and consulting services to private sector and to federal, state and local government and human services agencies.

                On February 1, 2002, the Company acquired Collins Consulting Group, Inc. for $4,100. In conjunction with the purchase, the Company recorded goodwill of $4,100, which has been assigned to the Systems Group business segment. Collins Consulting Group, Inc. provides information security solutions, information technology, and management consulting. The primary reason for acquiring Collins Consulting Group, Inc. was to enhance the Company’s new business opportunities in the security solutions technologies markets.

5. Commitments and Contingencies

                The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial statements or its business operations.

6. Earnings per share

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Numerator:
Net income	$9,657	$7,067	$12,316	$18,303

Denominator:
Weighted average shares outstanding	21,214	23,142	21,179	23,121
Effect of dilutive securities:
Employee stock options	807	708	625	816
Denominator for diluted earnings per share	22,021	23,850	21,804	23,937

7.  Stock Repurchase Program

                In May 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $30 million of the Company’s common stock. During the three-month period ended March 31, 2002, the Company repurchased 162,769 shares for $5,279 under this program. At March 31, 2002, $24,721 remained available for future stock repurchases under the program.

8.  Segment Information

                Since fiscal 2001, the Company has reorganized its business into four reportable operating segments in order to better focus and manage its healthcare outsourcing work, which had been part of the Government Operations Group. Accordingly, prior period amounts have been reclassified to reflect current period presentation of segment information.

                The following table provides certain financial information for each of the Company’s business segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Revenues:
Consulting Group	$37,181	$35,009	$70,219	$68,412
Health Management Services Group	31,587	34,567	60,461	74,722
Human Services Group	34,233	34,403	64,673	71,583
Systems Group	17,256	17,974	34,150	36,806
Total	$120,257	$121,953	$229,503	$251,523

Gross Profit:
Consulting Group	$17,073	$16,560	$29,648	$32,090
Health Management Services Group	6,056	2,657	11,699	11,125
Human Services Group	7,732	6,958	13,706	14,507
Systems Group	7,350	9,029	15,150	18,266
Total	$38,211	$35,204	$70,203	$75,988

Income (loss) from operations:
Consulting Group	$9,395	$8,425	$13,986	$16,376
Health Management Services Group	2,867	(1,011)	5,473	4,102
Human Services Group	3,054	2,273	4,826	5,573
Systems Group	1,027	1,678	2,907	3,307
Total	$16,343	$11,365	$27,192	$29,358

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of program management, consulting services and systems solutions primarily to state and local government agencies throughout the United States. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We have had contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2001, we had revenues of $487.3 million and income, before the cumulative effect of an accounting change, of $40.1 million. For the six months ended March 31, 2002, we had revenues of $251.5 million and net income of $18.3 million.

Our revenues are generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials reimbursement (used primarily by the Consulting Group). For the six months ended March 31, 2002, revenues from fixed-price contracts were approximately 37% of total revenues; revenues from cost-plus contracts were approximately 22% of total revenues; revenues from performance-based contracts were approximately 27% of total revenues; and revenues from time and materials reimbursement contracts were approximately 14% of total revenues. Traditionally, a majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts because with fixed-price contracts we are subject to the risk of potential cost overruns and with performance-based contracts we have more uncertainty regarding expected future revenue.

The Company recognizes revenue on its performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers, rather than as costs are incurred. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. These factors may result in irregular revenues and profit margins for performance-based contracts, which do exist in our Consulting Group, Health Management Services Group and Human Services Group.

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

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. On May 11, 2001, we acquired Opportunity America, LLC for $780. In conjunction with the purchase, we recorded goodwill and other intangible assets of $708, which has been assigned to the Human Services Group business segment. On February 1, 2002, we acquired Collins Consulting Group, Inc. for $4,100. In conjunction with the purchase, we recorded goodwill of $4,100, which has been assigned to the Systems Group business segment. On May 1, 2002, we acquired Leonie Green and Associates (LGA) Group, located in Southport, Queensland, for cash consideration of approximately $10,000, subject to adjustments as provided for in the purchase agreement. LGA provides workforce-related services through performance-based contracts with states in Australia.

Results of Operations

                The following table sets forth, for the periods indicated, selected statements of income data as a percentage of revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2002	2001	2002
Revenues:
Consulting Group	30.9%	28.7%	30.6%	27.2%
Health Management Services Group	26.3	28.3	26.3	29.7
Human Services Group	28.4	28.2	28.2	28.5
Systems Group	14.4	14.8	14.9	14.6
Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Consulting Group	45.9	47.3	42.2	46.9
Health Management Services Group	19.2	7.7	19.4	14.9
Human Services Group	22.6	20.2	21.2	20.3
Systems Group	42.6	50.2	44.4	49.6
Total gross profit	31.8	28.8	30.6	30.2

Selling, general and administrative expenses	17.1	19.3	17.5	18.3
Amortization of goodwill and other acquisition— related intangibles	1.1	0.2	1.2	0.2

Income (loss) from operations:
Consulting Group	25.3	24.1	19.9	23.9
Health Management Services Group	9.1	(2.9)	9.1	5.5
Human Services Group	8.9	6.6	7.5	7.8
Systems Group	6.0	9.3	8.5	9.0
Total income from operations	13.6	9.3	11.9	11.7
Interest and other income	0.1	0.6	0.2	0.5
Income before income taxes and cumulative effect of accounting change	13.7	9.9	12.1	12.2
Provision for income taxes	5.7	4.1	5.0	4.9
Income before cumulative effect of accounting change	8.0	5.8	7.1	7.3
Cumulative effect of accounting change	—	—	1.7	—
Net income	8.0%	5.8%	5.4%	7.3%

                Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

                Revenues.  Our total revenues increased 1.4% to $122.0 million for the three months ended March 31, 2002 compared to $120.3 million for the same period in fiscal 2001. Revenues of our Consulting Group were $35.0 million for the three months ended March 31, 2002 compared to $37.2 million for the same period in fiscal 2001. This 5.8% decrease was primarily due to a decrease in revenues in our Infrastructure Technologies division and Revenue Services division caused by delays in the start of some projects. Revenues of our Health Management Services Group were $34.6 million for the three months ended March 31, 2002 compared to $31.6 million for the same period in fiscal 2001. This 9.4% increase was due to an increase in the number of contracts in the Group and an increase in revenues on a few existing contracts in the Group. Revenues of our Human Services Group were $34.4 million for the three months ended March 31, 2002 compared to $34.2 million for the same period in fiscal 2001. This 0.5% increase was principally due to $0.8 million of revenues from an entity acquired in May 2001. Revenues of our Systems Group were $18.0 million for the three months ended March 31, 2002 compared to $17.3 million for the same period in fiscal 2001. This 4.2% increase was principally due to $0.8 million of revenues from an entity acquired in February 2002. For the three months ended March 31, 2002 compared to the three months ended March 31, 2001, our overall growth in revenue was 0.1%, excluding revenue related to acquisitions.

                Gross Profit.  Our total gross profit was $35.2 million for the three months ended March 31, 2002 compared to $38.2 million for the same period in fiscal 2001. Our gross profit as a percentage of total revenues was 28.8% in the March 2002 quarter compared to 31.8% in the March 2001 quarter. Gross profit of our Consulting Group was $16.6 million for the three months ended March 31, 2002 compared to $17.1 million for the same period in fiscal 2001. As a percentage of Consulting Group revenues, that Group’s gross profit increased to 47.3% for the three months ended March 31, 2002 from 45.9% for the same period in 2001, primarily due to improvements on certain contracts within the Revenue Services and Education divisions. Gross profit of our Health Management Services Group was $2.7 million for the three months ended March 31, 2002 compared to $6.0 million for the three months ended March 31, 2001. As a percentage of Health Management Services Group revenues, that Group’s gross profit decreased to 7.7% for the three months ended March 31, 2002 from 19.2% for the same period in fiscal 2001. The decrease was due primarily to unanticipated costs and a revenue shortfall on one project in which the Group experienced performance problems during the quarter. We recorded a loss on this certain project of approximately $3.5 million during the three months ended March 31, 2002. Management believes that future losses will not be incurred on this project. Gross profit of our Human Services Group was $7.0 million for the three months ended March 31, 2002 compared to $7.7 million for the three months ended March 31, 2001. As a percentage of Human Services Group revenues, Human Services Group gross profit decreased to 20.2% for the three months ended March 31, 2002 from 22.6% for the same period in fiscal 2001. The decrease was primarily due to decreases in margins on two child support enforcement projects. Gross profit of our Systems Group was $9.0 million for the three months ended March 31, 2002 compared to $7.4 million for the same period in fiscal 2001. As a percentage of Systems Group revenues, Systems Group gross profit increased to 50.2% for the three months ended March 31, 2002 from 42.6% for the same period in fiscal 2001, primarily due to increased software license revenue, which carries higher gross margins.

                Selling, General and Administrative Expenses. Our total selling, general and administrative (“SG&A”) expenses were $23.6 million for the three months ended March 31, 2002 compared to $20.5 million for the same period in 2001. As a percentage of our revenues, our SG&A expenses increased to 19.3% for the three months ended March 31, 2002 from 17.1% for the same period in 2001. The primary reasons for the increase in SG&A costs were the growth in the number of employees, the increase in expenses necessary to support higher revenues and the increase in marketing and proposal preparation expenditures incurred to pursue further growth.

                Amortization of Goodwill and Other Acquisition-Related Intangibles. In the quarter ended March 31, 2002, we incurred $0.3 million of amortization expense, as compared to $1.4 million for the same period in fiscal 2001. The decrease was due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

Interest and Other Income.  The increase in interest and other income to $0.7 million for the three months ended March 31, 2002 as compared to $0.2 million for the same period in fiscal 2001 was due to an increase in the average balance of funds we invested, which were increased as a result of the completion in June 2001 of an equity offering of $31,680 in proceeds to the Company, net of offering expenses.

                Provision for Income Taxes.  Our provision for income tax for the three months ended March 31, 2002 was 41.3% of income before income taxes, which is comparable to 41.5% for the three months ended March 31, 2001.

                Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

                Revenues.  Our total revenues increased 9.6% to $251.5 million for the six months ended March 31, 2002 compared to $229.5 million for the same period in fiscal 2001. Revenues of our Consulting Group were $68.4 million for the six months ended March 31, 2002 compared to $70.2 million for the same period in fiscal 2001. This 2.6% decrease was primarily due to a decrease in revenues in our Infrastructure Technologies division and Revenue Services division caused by delays in the start of some projects. Revenues of our Health Management Services Group were $74.7 million for the six months ended March 31, 2002 compared to $60.5 million for the same period in fiscal 2001. This 23.6% increase was due to an increase in the number of contracts in the Group and an increase in revenues on a few existing contracts in the Group. Revenues of our Human Services Group were $71.6 million for the six months ended March 31, 2002 compared to $64.7 million for the same period in fiscal 2001. This 10.7% increase was due to an increase in the number of contracts in the Group and revenues totaling $1.5 million from an entity acquired in May 2001. Revenues of our Systems Group were $36.8 million for the six months ended March 31, 2002 compared to $34.1 million for the same period in fiscal 2001. This 7.8% increase was principally due to $0.8 million of revenues from an entity acquired in February 2002, plus increases in revenues in four divisions totaling $6.7 million, offset by decreases in revenues in three divisions totaling $4.8 million. For the six months ended March 31, 2002 compared to the six months ended March 31, 2001, our overall growth in revenue was 8.6%, excluding revenue related to acquisitions.

                Gross Profit.  Our total gross profit was $76.0 million for the six months ended March 31, 2002 compared to $70.2 million for the same period in fiscal 2001. Our gross profit as a percentage of total revenues was 30.2% for the six months ended March 31, 2002 compared to 30.6% for the six months ended March 31, 2001. Gross profit of our Consulting Group was $32.1 million for the six months ended March 31, 2002 compared to $29.6 million for the same period in fiscal 2001. As a percentage of Consulting Group revenues, that Group’s gross profit increased to 46.9% for the six months ended March 31, 2002 from 42.2% for the same period in 2001, primarily due to improvements on certain contracts within the Revenue Services and Education divisions. Gross profit of our Health Management Services Group was $11.1 million for the six months ended March 31, 2002 compared to $11.7 million for the six months ended March 31, 2001. As a percentage of Health Management Services Group revenues, that Group’s gross profit decreased to 14.9% for the six months ended March 31, 2002 from 19.3% for the same period in fiscal 2001. The decrease was primarily due to unanticipated costs and a revenue shortfall on one project in which the Group experienced performance problems during the six months ended March 31, 2002. We recorded a loss on this certain project of approximately $3.5 million during the six months ended March 31, 2002. Management believes that future losses will not be incurred on this project. Gross profit of our Human Services Group was $14.5 million for the six months ended March 31, 2002 compared to $13.7 million for the six months ended March 31, 2001. As a percentage of Human Services Group revenues, Human Services Group gross profit decreased to 20.3% for the six months ended March 31, 2002 from 21.2% for the same period in fiscal 2001. The decrease was due primarily to decreases in margins on two child support enforcement projects. Gross profit of our Systems

Group was $18.3 million for the six months ended March 31, 2002 compared to $15.2 million for the same period in fiscal 2001. As a percentage of Systems Group revenues, Systems Group gross profit increased to 49.6% for the six months ended March 31, 2002 from 44.4% for the same period in fiscal 2001, primarily due to increased software license revenue, which carries higher gross margins.

                Selling, General and Administrative Expenses. Our total SG&A expenses were $46.1 million for the six months ended March 31, 2002 compared to $40.3 million for the same period in 2001. As a percentage of our revenues, our SG&A expenses increased to 18.3% for the six months ended March 31, 2002 from 17.5% for the same period in 2001. The primary reasons for the increase in SG&A costs were the growth in the number of employees, the increase in expenses necessary to support higher revenues and the increase in marketing and proposal preparation expenditures incurred to pursue further growth.

                Amortization of Goodwill and Other Acquisition-Related Intangibles. In the six months ended March 31, 2002, we incurred $0.5 million of amortization expense, as compared to $2.8 million for the same period in fiscal 2001. The decrease was due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

Interest and Other Income.  The increase in interest and other income to $1.4 million for the six months ended March 31, 2002 as compared to $0.5 million for the same period in fiscal 2001 was due to an increase in the average balance of funds we invested, which were increased as a result of the completion in June 2001 of an equity offering of $31,680 in proceeds to the Company, net of offering expenses.

                Provision for Income Taxes.  Our provision for income tax for the six months ended March 31, 2002 was 40.5% of income before income taxes as compared to 41.5% for the six months ended March 31, 2001. This decrease was due to differences in the amounts of certain expense items and some recently implemented tax reduction strategies.

                Liquidity and Capital Resources

For the six months ended March 31, 2002, cash provided by our operations was $9.1 million as compared to $13.3 million for the six months ended March 31, 2001. Cash provided by operating activities for the six months ended March 31, 2002 primarily consisted of net income of $18.3 million plus non-cash depreciation and amortization of $2.8 million offset by net uses for working capital of $11.9 million. The Company’s billed accounts receivable decreased $0.5 million during the six months ended March 31, 2002. Days of sales outstanding (“DSOs”) increased to 106 days at March 31, 2002. The increase in DSOs was due to delays in payment by certain customers, which the Company is working to improve. During the six months ended March 31, 2001, cash provided by operating activities consisted primarily of net income of $12.3 million plus non-cash adjustments of $8.0 million offset by net uses for working capital of $7.0 million.

For the six months ended March 31, 2002, cash used in investing activities was $10.5 million as compared to $5.3 million for the six months ended March 31, 2001. Cash used in investing activities for the six months ended March 31, 2002 primarily consisted of $4.1 million for a business acquisition, expenditures for capitalized software costs totaling $3.4 million and purchases of property and equipment of $4.1 million. During the six months ended March 31, 2001, we used cash in investing activities primarily for expenditures related to capitalized software costs totaling $3.7 million and purchases of property and equipment of $2.3 million.

                For the six months ended March 31, 2002, cash provided by financing activities was $1.2 million as compared to $2.0 million for the six months ended March 31, 2001. Cash provided by financing activities for the six months ended March 31, 2002 primarily consisted of $6.6 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan offset by $5.3 million of treasury stock repurchases. Cash provided by financing activities for the six months ended March 31, 2001 consisted primarily of $2.6 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

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

Forward Looking Statements

                From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenues, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward–looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99 to this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

PART II.  OTHER INFORMATION

Item 5. Other Information.

                Mr. Jesse Brown, formerly one of our Class II directors and a nominee for re-election at our 2002 Annual Meeting, resigned from our board for personal health reasons prior to the 2002 Annual Meeting, effective March 31, 2002. The proxies did not elect another director at the 2002 Annual Meeting. Following the conclusion of the 2002 Annual Meeting, the board of directors considered and ultimately elected Marilyn Seymann to serve as a Class II director and a member of the audit committee.

Item 6.    Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)         Reports on Form 8-K.  We filed a Current Report on Form 8-K on February 4, 2002 to disclose certain financial segment information for earlier periods reflecting a reorganization of our reportable operating segments as if we had operated under four groups rather than three groups.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 14, 2002	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	1997 Equity Incentive Plan, as amended. Filed herewith.

10.2	Executive Employment, Non-Compete and Confidentiality Agreement by and between MAXIMUS, Inc. and Richard A. Montoni. Filed herewith.

99	Important Factors Regarding Forward Looking Statements. Filed herewith.