Form 10-Q
period 2002-06-30
MAXIMUS INC
filed 2002-08-12
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUAN100 T TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1–12997

MAXIMUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1000588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

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

Class	Outstanding at August 5, 2002
Common Shares, no par value	21,688,231

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2002

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2001	June 30, 2002
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,108	$111,047
Marketable securities	1,232	160
Accounts receivable - billed	118,988	112,977
Accounts receivable - unbilled	20,436	26,605
Prepaid expenses and other current assets	5,483	8,688
Total current assets	260,247	259,477
Property and equipment, at cost	31,629	37,942
Less: Accumulated depreciation and amortization	(11,090)	(13,567)
Property and equipment, net	20,539	24,375
Software development costs	13,961	18,202
Less: Accumulated amortization	(2,245)	(4,059)
Software development, net	11,716	14,143
Deferred income taxes	2,726	426
Intangible assets, net	859	2,666
Goodwill, net	48,959	60,559
Other assets	2,669	1,568
Total assets	$347,715	$363,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,709	$10,651
Accrued compensation and benefits	18,611	17,670
Deferred revenue	10,756	6,456
Income taxes payable	1,214	2,557
Deferred income taxes	1,849	6,149
Other current liabilities	642	1,831
Total current liabilities	45,781	45,314
Other liabilities	520	2,181
Total liabilities	46,301	47,495
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,985,806 and 22,553,322 shares issued and outstanding at September 30, 2001 and June 30, 2002, at stated amount, respectively	185,658	169,297
Accumulated other comprehensive (loss) income	(18)	16
Retained earnings	115,774	146,406
Total shareholders’ equity	301,414	315,719
Total liabilities and shareholders’ equity	$347,715	$363,214

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Revenue	$130,632	$133,090	$360,135	$384,613
Cost of revenue	90,120	91,367	249,420	266,902
Gross profit	40,512	41,723	110,715	117,711
Selling, general and administrative expenses	19,430	23,653	59,690	69,770
Non-cash equity based compensation	—	85	—	85
Amortization of acquisition-related intangibles	1,417	180	4,168	693
Income from operations	19,665	17,805	46,857	47,163
Interest and other income	473	858	927	2,261
Income before income taxes and cumulative effect of accounting change	20,138	18,663	47,784	49,424
Provision for income taxes	8,357	7,559	19,831	20,017
Income before cumulative effect of accounting change	11,781	11,104	27,953	29,407
Cumulative effect of accounting change (See Note 2)	—	—	(3,856)	—
Net income	$11,781	$11,104	$24,097	$29,407

Earnings per share:
Income before cumulative effect of accounting change:
Basic	$0.55	$0.49	$1.31	$1.28
Diluted	$0.53	$0.48	$1.27	$1.24
Net income:
Basic	$0.55	$0.49	$1.13	$1.28
Diluted	$0.53	$0.48	$1.10	$1.24

Weighted average shares outstanding:
Basic	21,511	22,695	21,289	22,979
Diluted	22,380	23,226	21,998	23,711

See notes to unaudited condensed consolidated financial statements

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2001	2002

Cash flows from operating activities:
Net income	$24,097	$29,407

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,466	4,572
Deferred income taxes	394	6,628
Tax benefit due to option exercises	2,738	1,225
Non-cash equity based compensation	—	85
Cumulative effect of accounting change	3,856	—

Change in assets and liabilities, net of the effects of acquisitions:
Accounts receivable - billed	(10,948)	6,932
Accounts receivable - unbilled	(903)	(6,170)
Prepaid expenses and other current assets	2,376	(1,750)
Other assets	(964)	418
Accounts payable	51	(2,685)
Accrued compensation and benefits	1,118	(1,804)
Deferred revenue	(4,240)	(4,299)
Income taxes payable	(1,955)	1,343
Other liabilities	(62)	1,141

Net cash provided by operating activities	23,024	35,043

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired (See Note 4)	(825)	(12,673)
Purchase price adjustments, net	(1,284)	—
Decrease (increase) in notes receivable	756	(241)
Capitalization of software development costs	(5,137)	(4,242)
Purchases of property and equipment	(4,260)	(5,408)
Decrease in marketable securities	139	1,106

Net cash used in investing activities	(10,611)	(21,458)

Cash flows from financing activities:
Employee stock purchases and options exercised	11,717	8,223
Net proceeds from secondary stock offering	31,378	—
Repurchases of common stock (See Note 7)	—	(24,669)
Net payments on borrowings	(679)	(200)

Net cash provided by (used in) financing activities	42,416	(16,646)

Net increase (decrease) in cash and cash equivalents	54,829	(3,061)

Cash and cash equivalents, beginning of period	36,975	114,108

Cash and cash equivalents, end of period	$91,804	$111,047

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three- and Nine-Month Periods Ended June 30, 2002 and 2001

(Dollars in thousands, except per share amounts)

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Had the Company been accounting for its goodwill under FAS 142 for the three- and nine-month periods ended June 30, 2001, the Company’s net income and earnings per share would have been as follows:

	Three Months	Nine Months
	Ended June 30, 2001

Reported net income	$11,781	$24,097
Add back goodwill amortization, net of tax	720	2,089
Adjusted net income	$12,501	$26,186

Basic earnings per share:
As reported	$0.55	$1.13
Goodwill amortization, net of tax	0.03	0.10
Adjusted basic earnings per share	$0.58	$1.23

Diluted earnings per share:
As reported	$0.53	$1.10
Goodwill amortization, net of tax	0.03	0.10
Adjusted diluted earnings per share	$0.56	$1.20

Intangible assets are primarily comprised of non-competition agreements and customer contracts and are amortized using the straight-line method over a period of two to five years. The accumulated amortization related to intangible assets at September 30, 2001 was $2,256 and at June 30, 2002 was $2,949. The estimated amortization expense for the years ending September 30, 2002, 2003, 2004 and 2005 is $863, $663, $602 and $547, respectively.

4. Business Combinations

In fiscal 2001 and 2002, the Company acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

On May 11, 2001, the Company acquired Opportunity America, LLC for $780. In conjunction with the purchase, the Company recorded goodwill of $593 and intangible assets of $115, which has been assigned to the Human Services Group business segment. Opportunity America, LLC provides program management and consulting services to the private sector and to federal, state and local government and human services agencies.

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

On May 1, 2002, the Company acquired Leonie Green & Associates (“LGA”) for $10,000. Per the terms of the agreement, additional consideration may be paid based on LGA achieving certain performance objectives in fiscal 2003 through 2005. Additionally, the terms of the agreement provide for additional consideration of up to $3,000 based on achieving certain revenue targets during the one-year period ending April 30, 2004. In conjunction with the purchase, the Company recorded goodwill of $7,500 and intangible assets, primarily non-competition agreements and customer contracts, of $2,500, which have been assigned to the Human Services Group business segment. LGA provides a wide range of workforce services in the five states in Australia. The primary reason for acquiring LGA was to expand the Company’s presence and services to international markets.

5. Commitments and Contingencies

The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial statements or its business operations.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002

Numerator:	$11,781	$11,104	$24,097	$29,407
Net income

Denominator:
Weighted average shares outstanding	21,511	22,695	21,289	22,979
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	869	531	709	732
Denominator for diluted earnings per share	22,380	23,226	21,998	23,711

7. Stock Repurchase Program

In May 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $30,000 of the Company’s common stock. Also, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine month period ended June 30, 2002, the Company repurchased 796,269 shares. At June 30, 2002, $11,874 remained available for future stock repurchases under the program. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30,000 of the Company’s common stock.

8. Restricted Stock Units

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The RSUs expire ten years after the date of grant. Compensation expense recognized related to these RSUs for the three- and nine-month periods ended June 30, 2002 was $85.

9.  Segment Information

Since fiscal 2001, the Company has reorganized its business into four reportable operating segments in order to better focus and manage its healthcare outsourcing work, which had been part of the Government Operations Group. Accordingly, prior period amounts have been reclassified to reflect current period presentation of segment information.

The following table provides certain financial information for each of the Company’s business segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Revenue:
Consulting Group	$40,616	$34,518	$110,835	$102,930
Health Management Services Group	35,850	41,514	96,311	116,236
Human Services Group	34,804	37,625	99,477	109,208
Systems Group	19,362	19,433	53,512	56,239
Total	$130,632	$133,090	$360,135	$384,613

Gross Profit:
Consulting Group	$19,796	$15,508	$49,444	$47,598
Health Management Services Group	6,326	8,171	18,025	19,296
Human Services Group	7,340	9,072	21,046	23,579
Systems Group	7,050	8,972	22,200	27,238
Total	$40,512	$41,723	$110,715	$117,711

Income from operations:
Consulting Group	$11,942	$6,492	$25,928	$22,868
Health Management Services Group	3,400	4,839	8,873	8,941
Human Services Group	3,284	3,768	8,110	9,341
Systems Group	1,039	2,706	3,946	6,013
Total	$19,665	$17,805	$46,857	$47,163

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states, 49 of the 50 largest cities and 27 of the 30 largest counties. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2001, we had revenue of $487.3 million and income, before the cumulative effect of an accounting change, of $40.1 million. For the nine months ended June 30, 2002, we had revenue of $384.6 million and net income of $29.4 million.

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. On May 11, 2001, we acquired Opportunity America, LLC for $0.8 million. In conjunction with the purchase, we recorded goodwill and other intangible assets of $0.7 million, which has been assigned to the Human Services Group business segment. On February 1, 2002, we acquired Collins Consulting Group, Inc. for $4.1 million. In conjunction with the purchase, we recorded goodwill of $4.1 million, which has been assigned to the Systems Group business segment. On May 1, 2002, we acquired Leonie Green & Associates (“LGA”), located in Queensland, Australia for cash consideration of $10.0 million. Additional consideration may be paid based on LGA achieving certain future revenue and performance objectives. In conjunction with the purchase, we recorded $7.5 million of goodwill and $2.5 million of intangible assets, which has been assigned to the Human Services Group business segment.

Results of Operations – Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001		2002
	(dollars in thousands, except per share data)

Revenue	$130,632	$133,090		$360,135	$384,613
Cost of revenue	90,120	91,367		249,420	266,902
Gross profit	$40,512	$41,723		$110,715	$117,711

Gross margin	31.0%	31.3%		30.7%	30.6%
Basis point change		30	bp		(10	)bp
Net income	$11,781	$11,104		$24,097	$29,407
Earnings per share:
Income before cumulative effect of accounting change:
Basic	$0.55	$0.49		$1.31	$1.28
Diluted	$0.53	$0.48		$1.27	$1.24
Net income:
Basic	$0.55	$0.49		$1.13	$1.28
Diluted	$0.53	$0.48		$1.10	$1.24

Our consolidated revenue increased 1.9% for the three months ended June 30, 2002 compared to the same period in fiscal 2001. Excluding revenue related to acquisitions, we had an overall decline in revenue of 0.6% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Our consolidated revenue increased 6.8% for the nine months ended June 30, 2002 compared to the same period in fiscal 2001. Excluding revenue related to acquisitions, our overall growth in revenue was 5.3% for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

Our gross margin was 31.3% for the three months ended June 30, 2002 compared to 31.0% for the same period in the 2001 fiscal year, and 30.6% for the nine months ended June 30, 2002 compared to 30.7% the nine months ended June 30, 2001.  Gross margin increased 30 basis points for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 and declined 10 basis points for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

For the three months ended June 30, 2002, our selling, general and administrative expense (“SG&A”) was $23.7 million, up 21.2% compared to the three months ended June 30, 2001. For the nine months ended June 30, 2002, our SG&A was $69.8 million, up 16.9% compared to the nine months ended June 30, 2001.

Our provision for income tax for the three- and nine-month periods ended June 30, 2002 was 40.5% of income before income taxes as compared to 41.5% for the three- and nine-month periods ended June 30, 2001. These decreases were due to differences in the amounts of certain expense items and some recently implemented tax reduction strategies.

Net income for the three months ended June 30, 2002 was $11.1 million, or $0.48 per diluted share, compared with net income of $11.8 million, or $0.53 per diluted share, for the three months ended June 30, 2001. Net income for the nine months ended June 30, 2002 was $29.4 million, or $1.24 per diluted share, compared to net income of $24.1 million, or $1.10 per diluted share, for the nine months ended June 30, 2001. Fiscal 2001 net income and earnings per share included the cumulative effect of an accounting change of $3.9 million. Also, in fiscal 2002, we adopted FAS 142, which eliminated goodwill amortization, which amounted to $0.7 million and $2.1 million for the three months and nine months ended June 30, 2001, respectively.

Consulting Group

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)

Revenue	$40,616	$34,518	$110,835	$102,930
Cost of revenue	20,820	19,010	61,391	55,332
Gross Profit	$19,796	$15,508	$49,444	$47,598

Gross Margin	48.7%	44.9%	44.6%	46.2%

Revenue of our Consulting Group decreased 15.0% for the three months ended June 30, 2002 compared to the same period in fiscal 2001. For the nine months ended June 30, 2002 compared to the same period in fiscal 2001, revenue of our Consulting Group decreased 7.1%. These declines were primarily due to delays in the revenue cycle of our Revenue Services practice area and a reduction in our IT consulting practice as government procurement of large system projects has weakened. Gross margin decreased to 44.9% for the three months ended June 30, 2002 from 48.7% for the same period in 2001. This decrease was primarily due to reduced revenue of the higher margin Revenue Services practice area. Gross margin increased to 46.2% for the nine months ended June 30, 2002 from 44.6% for the same period in 2001. This increase was primarily due to improved margins on certain contracts within the Revenue Services and Education practice areas during the first six months of fiscal 2002.

Health Management Services Group

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)

Revenue	$35,850	$41,514	$96,311	$116,236
Cost of revenue	29,524	33,343	78,286	96,940
Gross Profit	$6,326	$8,171	$18,025	$19,296

Gross Margin	17.6%	19.7%	18.7%	16.6%

Revenue of our Health Management Services Group increased 15.8% for the three months ended June 30, 2002 compared to the same period in fiscal 2001. For the nine months ended June 30, 2002, revenue of our Health Management Services Group increased 20.7% compared to the same period in fiscal 2001. These increases were due to add-on work and volume expansions within existing contracts and additional new contracts. Gross margin increased to 19.7% for the three months ended June 30, 2002 from 17.6% for the same period in fiscal 2001. This increase was due primarily to an increased margin realized on a new contract. Gross margin decreased to 16.6% for the nine months ended June 30, 2002 from 18.7% for the same period in fiscal 2001. This decrease was due primarily to unanticipated costs and a revenue shortfall on a certain project during the March 2002 quarter, in which the Group experienced performance problems offset by the increased margin on the new contract discussed above. We recorded a loss on this project of approximately $3.5 million during the three months ended March 31, 2002. During the three months ended June 30, 2002, this project operated substantially at breakeven with a loss of $0.2 million.

Human Services Group

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)

Revenue	$34,804	$37,625	$99,477	$109,208
Cost of revenue	27,464	28,553	78,431	85,629
Gross Profit	$7,340	$9,072	$21,046	$23,579

Gross Margin	21.1%	24.1%	21.2%	21.6%

Revenue of our Human Services Group increased 8.1% for the three months ended June 30, 2002 compared to the same period in fiscal 2001. This increase was principally due to $2.8 million of revenue from an entity acquired in May 2002. Revenue of our Human Services Group increased 9.8% for the nine months ended June 30, 2002 compared to the same period in fiscal 2001. This increase was due to revenue from new contracts won by the Group and revenue totaling $4.2 million from entities acquired in May 2001 and May 2002. Gross margins increased to 24.1% for the three months ended June 30, 2002 from 21.1% for the same period in fiscal 2001 and to 21.6% for the nine months ended June 30, 2002 from 21.2% for the same period in fiscal 2001. These increases were due primarily to a higher margin in the three months ended June 30, 2002 from the entity acquired in May 2002.

Systems Group

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)

Revenue	$19,362	$19,433	$53,512	$56,239
Cost of revenue	12,312	10,461	31,312	29,001
Gross Profit	$7,050	$8,972	$22,200	$27,238

Gross Margin	36.4%	46.2%	41.5%	48.4%

Revenue of our Systems Group increased 0.4% for the three months ended June 30, 2002 compared to the same period in fiscal 2001. Revenue of our Systems Group increased 5.1% for the nine months ended June 30, 2002 compared to the same period in fiscal 2001. These increases were due to revenue of $1.2 million from an entity acquired in February 2002, plus increased contract revenue of $1.5 million from new contracts won by certain divisions within the Group. Gross margin increased to 46.2% for the three months ended June 30, 2002 from 36.4% for the same period in fiscal 2001 and to 48.4% for the nine months ended June 30, 2002 from 41.5% for the same period in fiscal 2001. These increases were primarily due to increased software license revenue, which carries higher gross margins.

Selling, general & administrative and other (income) expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
	(dollars in thousands)

Selling, general and administrative	$19,430	$23,653	$59,690	$69,770
Percentage of revenue	14.9%	17.8%	16.6%	18.1%

Non-cash equity based compensation	—	$85	—	$85
Percentage of revenue	—	0.0%	—	0.0%

Amortization of acquisition related intangibles	$1,417	$180	$4,168	$693
Percentage of revenue	1.1%	0.1%	1.2%	0.2%

Interest and other income	$(473)	$(858)	$(927)	$(2,261)
Percentage of revenue	0.4%	0.6%	0.3%	0.6%

Selling, general and administrative expense (“SG&A”) consists of management, marketing and administration costs (including salaries, benefits, travel, recruiting, continuing education and training), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in the third quarter of fiscal 2002 and in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001 due the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market and grow the Company, including our proposal facilities and systems, and new finance and compliance personnel. The increase was also due to SG&A related to businesses acquired in fiscal 2002.

We recognized $85,000 of non-cash equity based compensation expense for the three- and nine-month periods ended June 30, 2002 related to the issuance of restricted stock units in May 2002. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $250,000 and may increase if certain earnings targets are achieved.

Amortization of goodwill and other acquisition-related intangibles decreased in the third quarter of fiscal 2002 and in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001 due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

The increase in interest and other income in the third quarter and first nine months of fiscal 2002 compared to the same periods in fiscal 2001 was due to an increase in the average balance of funds we invested, which were increased as a result of the completion in June 2001 of an equity offering resulting in $31.4 million of proceeds to the Company, net of offering expenses.

Liquidity and Capital Resources

	Nine Months Ended June 30,
	2001	2002
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$23,024	$35,043
Investing activities	(10,611)	(21,458)
Financing activities	42,416	(16,646)

Net increase (decrease) in cash and cash equivalents	$54,829	$(3,061)

Free cash flow	$13,627	$25,393

For the nine months ended June 30, 2002, cash provided by our operations was $35.0 million as compared to $23.0 million for the nine months ended June 30, 2001. Cash provided by operating activities for the nine months ended June 30, 2002 primarily consisted of net income of $29.4 million plus non-cash items aggregating $12.5 million offset by net uses of working capital of $6.9 million. Non-cash items included $6.6 million from deferred income taxes in addition to $4.6 million of depreciation and amortization. The net uses of working capital reflect a decline in accounts receivable-billed, offset by an increase in accounts receivable-unbilled, and a decline in deferred revenue of $4.3 million. During the nine months ended June 30, 2001, cash provided by operating activities consisted primarily of net income of $24.1 million plus non-cash items of $14.5 million offset by net uses of working capital of $15.6 million. Non-cash items included $7.5 million of depreciation and amortization and $3.9 million from a cumulative effect of accounting change. The net uses of working capital were primarily due to an increase in billed accounts receivable of $10.9 million and a decrease in deferred revenue of $4.2 million.

For the nine months ended June 30, 2002, cash used in investing activities was $21.5 million as compared to $10.6 million for the nine months ended June 30, 2001. Cash used in investing activities for the nine months ended June 30, 2002 primarily consisted of $12.7 million for two business acquisitions, expenditures for capitalized software costs totaling $4.2 million and purchases of property and equipment of $5.4 million. During the nine months ended June 30, 2001, we used cash in investing activities primarily for expenditures related to capitalized software costs totaling $5.1 million and purchases of property and equipment of $4.3 million.

For the nine months ended June 30, 2002, cash used in financing activities was $16.6 million as compared to cash provided by financing activities of $42.4 million for the nine months ended June 30, 2001. Cash used in financing activities for the nine months ended June 30, 2002 primarily consisted of $24.7 million of common stock repurchases offset by $8.2 million of sales of stock to employees through our Employee Stock

Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the nine months ended June 30, 2001 consisted primarily of $11.7 million of proceeds from sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan and $31.4 million of net proceeds from our secondary stock offering in June 2001.

In May 2000, our Board of Directors authorized the repurchase, at management’s discretion, of up to $30.0 million of our common stock. Also, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the nine month period ended June 30, 2002, we repurchased 796,269 shares. At June 30, 2002, $11.9 million remained available for future stock repurchases under the program. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30.0 million of our common stock.

For the nine months ended June 30, 2002, free cash flow (which represents cash provided by operating activities less capitalized software development costs and purchases of property and equipment) was $25.4 million as compared to $13.6 million for the nine months ended June 30, 2001. This increase was due primarily to the improvement in cash provided from operating activities, as discussed above.

Our working capital at June 30, 2002 was $214.2 million. At June 30, 2002, we had cash, cash equivalents, and marketable securities of $111.2 million and no debt. Management believes this strong liquidity and financial position will allow the Company to continue its stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions.

Our management believes that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an on-going basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Our management believes that we do not have significant off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue recognition. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting Group). Also, some contracts contain “not-to-

exceed” provisions. For the nine months ended June 30, 2002, revenue from fixed-price contracts was approximately 36% of total revenue; revenue from cost-plus contracts was approximately 24% of total revenue; revenue from performance-based contracts was approximately 27% of total revenue; and revenue from time and materials contracts was approximately 13% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

Our most significant expense is cost of revenue, which consists primarily of project-related employee salaries and benefits, subcontractors, computer equipment and travel expenses. Management uses its judgment and experience to estimate cost of revenue. Our ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the service costs related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

We recognize revenue on fixed-priced contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers, rather than as costs are incurred. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. These factors may result in irregular revenue and profit margins for performance-based contracts, which do exist in our Consulting Group, Health Management Services Group and Human Services Group. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

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

Impairment of goodwill. We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Conditions that may trigger an impairment assessment include a history of operating losses of the related business, a significant reduction in the revenue of the related business, a loss of a major customer, and a decrease in our market capitalization relative to net book value, among others. An impairment would be considered to exist when the estimated undiscounted future cash flows expected to result from the use of the intangible asset are less than the carrying amount of the asset. Management uses its judgment to estimate future cash flows.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward–looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on April 4, 2002, our shareholders voted as follows:

(a)                                  To elect Russell A. Beliveau as a Class II Director of the Company for a three-year term.

Nominee	Total Vote “For”	Total Vote Withheld
Russell A. Beliveau	18,268,679	926,701

Mr. Jesse Brown, formerly one of our Class II directors and a nominee for re-election at our 2002 Annual Meeting, resigned from our board for personal health reasons prior to the 2002 Annual Meeting, effective March 31, 2002, and did not stand for re-election. Following the 2002 Annual Meeting, the board of directors considered and ultimately elected Marilyn Seymann to serve as a Class II director and a member of the audit committee. Russell A. Beliveau, Peter B. Pond, James R. Thompson, Jr., Lynn P. Davenport, Thomas A. Grissen, and David V. Mastran continued their terms in office after the meeting.

(b)                                 To approve an amendment to our 1997 Equity Incentive Plan to increase the number of shares of common stock of MAXIMUS as to which awards may be granted under the plan to 6,500,000.

Total Vote For the Proposal	12,406,750
Total Vote Against the Proposal	4,532,524
Abstentions	62,503
Broker Non-Votes	2,193,603

(c)                                  To ratify the selection by our board of directors of Ernst & Young LLP as our independent public accountants for the fiscal year ending September 30, 2002.

Total Vote For the Proposal	18,615,689
Total Vote Against the Proposal	573,876
Abstentions	5,815

Item 5. Other Information.

During the quarter, the board of directors increased the size of the board to eight members and elected John J. Haley, President and CEO of Watson Wyatt & Company, to the board as a Class II outside director to fill the newly-created vacancy.

Item 6.    Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The Exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)         Reports on Form 8-K.  We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: August 12, 2002	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

99.2	CEO/CFO Certification of Periodic Financial Report. Filed herewith.