Form 10-K
period 2002-09-30
MAXIMUS INC
filed 2002-12-20
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 28, 2002 was $525,194,199 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the outstanding voting stock, including shares held by affiliates was $709,697,949).

There were 21,191,177 shares of the registrant’s Common Stock outstanding as of December 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on March 18, 2003, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of September 30, 2002, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.     Business.

Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2002, we had revenue of $518.7 million and net income of $40.3 million.

We conduct our operations through four business segments: our Consulting Group, our Health Services Group, our Human Services Group and our Systems Group. Our Consulting Group provides specialized consulting services such as assisting state and local agencies in maximizing federal funding for their programs, program planning and quality assurance services to state and local government agencies, cost allocation services, and other general management consulting services. Our Health Services Group administers and manages managed care enrollment programs and also provides health literacy support and consulting services. Our Human Services Group administers and manages state and local government human service programs on a fully-outsourced basis. Examples of these programs include welfare-to-work and job readiness, child-care, child support enforcement, and disability services. Our Systems Group provides federal, state and local agencies with systems design and implementation to improve the efficiency and cost-effectiveness of their program administration. We offer our own suite of proprietary software products in addition to customized versions of popular applications such as PeopleSoft®.

We believe that we are well positioned to benefit from the continuing demand for program management, consulting services and systems solutions in an environment characterized by changing regulation and evolving technology. We believe that budgeting pressures, particularly at the state level, will compel state and local governments to continue to review program operations and seek cost savings. Although the current economic environment results in fewer new, large outsourcing opportunities, we expect the demand for our existing outsourcing programs to generally remain stable, because of the fundamental need for governments to provide these services to their constituents. Also, some programs are federally mandated and/or partially funded. In addition, we expect state and local governments will upgrade technology to operate more cost-efficient and productive programs. To achieve these results, we believe that many government agencies will turn to outside experts, including us, for help.

Legislative Initiatives

There have been a significant number of legislative initiatives which have reformed federal, state and local health and human services programs, including the Welfare Reform Act of 1996, the Balanced Budget Act of 1997, Government Accounting Standards Board Statement No. 34 and the Health Insurance Portability and Accountability Act of 1996.

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

All states and many local governments are taking action to respond to welfare reform. Some of these actions include enlisting the advice of specialized management consultants on ways to more efficiently and effectively administer their health and human services programs and in many cases outsource the management of such programs completely. As a result, we manage health care enrollment for government agencies in California, New York, Texas, Massachusetts, Michigan, New Jersey, Colorado and Vermont. We have also been retained by numerous states and municipalities to provide welfare reform related consulting services.

Balanced Budget Act of 1997.  The Balanced Budget Act established, among other programs, the State Children’s Health Insurance Program. This program provides federal matching funds to enable states to expand health care to targeted uninsured, low-income children. Also, under the Balanced Budget Act, the federal government made $39.7 billion available over ten years to states with federally-approved plans to expand state Medicaid programs, initiate new insurance programs or combine programs. In June 1998, the federal government also mandated sweeping protections to Medicare beneficiaries, including increased access to health plans by persons with pre-existing illnesses, added protections for women and non-English speaking beneficiaries and increased availability of specialists. We have capitalized upon these new opportunities by assisting states in planning, implementing and maintaining the increased enrollment and outreach required by these federal initiatives.

Governmental Accounting Compliance.  Another emerging market created by changes in legislation or government policy is helping states and municipal governments comply with Governmental Accounting Standards Board Statement No. 34, adopted in 1999. GASB 34 requires government entities to properly value and account for their capital assets and infrastructure. Compliance with these new rules is being phased in over a five-year period beginning in 2001. Our Consulting Group is well positioned to assist states and municipal governments in complying with GASB 34 as it has the requisite experience to perform all the services necessary to ensure compliance.

Health Insurance Portability and Accountability Act of 1996.  The Health Insurance Portability and Accountability Act requires health care programs, including Medicaid, Medicare and most government–funded health care programs, to comply with new regulations governing billing and payment policies, exchange of eligibility and enrollment information, referral and authorization processes for medical services and ensuring patient privacy. Accordingly, each state will need to evaluate and update its Medicaid Management Information Systems, a process with which we are well positioned to provide assistance.

Market Outlook

Our primary clients are state and local government agencies, but a small portion of our business comes from a variety of federal agencies and commercial clients as well. In fiscal 2002, approximately 59% of our total revenue was derived from state government agencies; 30% from local government agencies; 6% from federal government agencies; and 5% from other sources, primarily foreign and commercial clients.

The state government market has been challenging over the last fiscal year and we believe it will remain challenging into the first half of fiscal year 2003. We attribute this to a highly unusual political environment associated with an unprecedented number of gubernatorial elections nationwide, and the overall weakness in many states’ budgets. There were 36 gubernatorial elections on November 5, 2002, which resulted in 24 new governors taking office. Based on our prior experience with significant turnovers in administrations, we believe that while there may be delays in state spending in some areas, there may also be an acceleration of certain initiatives in other areas. Moreover, there is generally a lag in state spending as new administrations evaluate needs and put key staff into place. While we have generally seen no material increase or decrease in overall revenue, we may experience shifts in our overall revenue mix associated with the aforementioned accelerations or delays. Additionally, many states faced budget deficits in fiscal year 2002 and budgetary pressures are expected to continue into fiscal year 2003. We have found that during difficult economic times the population enrolling in existing state government health and human service programs tends to expand, requiring governments to spend more to administer these types of core services to constituents. Consequently, our business has remained relatively stable. Nevertheless, program reductions may be experienced as states seek to balance their budgets.

A large portion of our revenue is derived from federally-mandated programs as well as state and local government programs. Therefore, we believe our revenue base, including revenue from states, is insulated to a meaningful extent from state budget shortfalls. As a result, our revenue base has remained stable over the last year despite the economic downturn. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to deliver services to their citizens. Therefore, we continue to believe that as government strives to generate efficiencies to reduce costs and improve effectiveness, they will continue to seek assistance from private sector companies including MAXIMUS to achieve their goals.

We believe that we deliver valued-added services to government agencies by providing health and human services program management, consulting services and systems services that help government operate more efficiently and effectively. We believe we offer solutions and services that may be unobtainable by government agencies through internal resources, and we do this by:

•                  Attracting and compensating experienced, high-level management personnel;

•                  Rapidly procuring and using advanced technology;

•                  Varying the resources on a project to match fluctuating work loads;

•                  Increasing productivity by providing employees with financial incentives and performance awards and by terminating non-productive employees;

•                  Providing employees with ongoing training and career development assistance;

•                  Maintaining a modern and efficient work environment that is conducive to employee productivity;

•                  Providing an objective opinion and implementation plan based on an overall assessment of clients needs; and

•                  Assisting agencies with valid solutions to deal with retiring workforces and older systems.

Competitive Advantages

We are a pioneer in offering government, primarily state and local agencies, compelling solutions with consulting services and systems services, as well as being a private sector alternative to internal administration of government. Early entry into the government market gives us the experience and name recognition that provides us with a significant competitive advantage. The following is a detailed discussion of the competitive advantages that allow us to capitalize on the market opportunities presented by changes in the ways governments provide services.

Single market focus.  We are one of the largest publicly traded companies to focus primarily on government clients. This single-market concentration allows us to fully dedicate time and resources in providing health and human services program management, consulting services and systems solutions to government clients. Over the past 27 years, we have accumulated a detailed knowledge base and understanding of the regulation and operation of government programs that allows us to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. We believe that the depth and breadth of our government program expertise and related areas of government program management differentiate us from both small firms and non-profit organizations with limited resources and skill sets as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services across vertical business segments.  Many of our clients require their vendors to provide a broad array of service offerings across various vertical markets, which many of our competitors cannot provide. Engagements often require creative solutions that must be drawn from diverse areas of expertise across our organization. Our experience in a wide range of services enables us to better pursue new business opportunities and positions us to be a leading e-government consulting and implementation force, as well as a single-source provider of program management, consulting services and systems solutions to government agencies. Our broad client base affords us the opportunity to cross-sell different products and services across our various operating divisions. We have also completed numerous acquisitions over the last several years that have added products and solutions that provide us with enhanced service capabilities and an expanded base of clients.

Proven track record.  Since 1975, we have successfully and profitably applied our private sector approach to assisting government, primarily state and local agencies. We have successfully completed hundreds of large-scale program management and consulting projects for state and local government agencies serving millions of beneficiaries in every state. We believe that the successful execution of these projects has enhanced our reputation for providing efficient and cost-effective services to government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully for new contracts.

Ability to respond to RFPs.  Government agencies typically award contracts to third party providers through onerous, lengthy and complicated bidding and proposal processes. With over 27 years of experience responding to RFPs, we have gained significant experience and expertise to navigate complex procurement processes. The complex nature of this process creates significant barriers to entry for potential new competitors not familiar with the onerous nature of government procurement. We have the necessary knowledge and experience to estimate project costs and productivity levels and to perform according to contractual terms. As a result, our proposals allow us to clearly demonstrate our ability to meet all client requirements at a price that is both attractive to the client and profitable to the company. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our ability to respond to RFPs has contributed significantly to our success and will continue to be a key factor in our future success rates.

In an effort to increase our competitive advantage, we launched a centralized proposal operations center in fiscal year 2002, located in McLean, Virginia. We have made investments in systems, processes and people in an effort to elevate our proposal practices. We have significant experience and expertise in assembling the large amounts of information required to submit detailed proposals in response to RFPs in a timely manner. We believe the addition of the proposal operations infrastructure should result in a keener focus on the entire marketing cycle, from pre-marketing through proposal preparation and contract negotiation, which will ultimately provide a more cohesive effort throughout the entire RFP process. Consequently, we believe that overall improvements in the RFP process should generate favorable results in our ability to secure and expand key RFP wins.

Proprietary program management solution.  We have developed the MAXSTAR® Human Services Application Builder, automated case management software that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. As technology continues to evolve, we are seeking to leverage the current proprietary MAXSTAR® system by migrating it to an open architecture system utilizing a Java 2 Enterprise Edition (“J2EE”) framework and components.

Current and future e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems and programs, as well as enhanced flexibility and scalability. Our J2EE framework will provide us with a competitive advantage by aligning our systems and services with these critical government standards.

Experienced management team of professionals.  We have assembled a management team of former government executives, state agency officials, information technology specialists and other professionals, many of whom have considerable experience in the public services industry. Because of our depth and breadth of experience, we understand the problems and challenges faced in the marketing, assessment and delivery of government services. Further, as government administrators are subject to changing legislative and political mandates, we have developed strong relationships with experienced political consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Growth Strategy

Our goal is to grow by remaining a leading provider of health and human services program management, consulting services and systems solutions to government agencies. In fiscal 2002, we made significant investments in system and process infrastructure including the development and implementation of a new proposal center. We believe these investments will facilitate our marketing and pre-marketing capabilities in an effort to better identify opportunities for new and existing clients to subsequently grow and expand our business.

Overall, we plan to grow our revenue by:

•                  Maintaining our existing client base in outsourcing by providing superior solutions that are cost-effective to our clients

•                  Marketing new and innovative solutions to our existing client base;

•                  Expanding our client base by providing value-added solutions based on our experience, established methodologies and systems, and market prowess, to meet existing and future needs of clients;

•                  Developing and implementing new services that complement our existing product portfolio;

•                  Providing cost reduction services and revenue maximization opportunities to governmental entities;

•                  Investing in the early identification of government bid opportunities, including retaining outside marketing consultants, hiring dedicated in-house personnel and using our newly upgraded RFP tracking systems, processes and people; and

•                  Submitting competitive bids that leverage proven solutions from past projects across business units and market segments, including deploying key personnel who made significant contributions on similar projects in an effort to tap their expertise and skill set.

Aggressively pursue new business opportunities.  We believe that, throughout our 27-year history, we have been a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our proven brand recognition continues to be a critical asset as we continue to identify and respond to new business opportunities in an effort to gain additional expertise and deliver added value to new and existing clients.

Continue to develop complementary services.  We intend to continue broadening our ranges of services in order to better respond to the evolving needs of our clients and to provide additional cross-selling opportunities. We will continue to develop innovative consulting practices, technologies, and methodologies that are required by government entities in order to effectively deliver public services.

Recruit highly skilled professionals.  We continually strive to recruit top management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to the complex problems faced by resource-constrained government program agencies. We also seek to attract middle-level consultants with a proven track record in the government services field and a network of political contacts to leverage our existing management infrastructure, client relationships and areas of expertise. In addition, we have been a company of choice for senior government personnel who may be retiring or otherwise seeking employment in the private sector. We believe we can continue to attract and retain experienced government personnel by leveraging our reputation as a premier government services consultant and our single market focus.

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

Consulting Group

Our Consulting Group, which generated approximately 27% of our total revenue in our 2002 fiscal year, provides program planning and quality assurance services to state and local government agencies, in addition to general management consulting services and specialized services such as assisting state and local agencies in maximizing federal funding for their programs.

School Based Claiming Division.  Our School Based Claiming Division undertakes school related revenue maximization for large school districts. These projects are generally carried out on a contingency basis determined as a percentage of funds recovered from the federal government.

Child Welfare Division.  Our Child Welfare Division conducts program compliance consulting and related revenue maximization projects. The program compliance services are provided to six states on a fee for service basis. The revenue maximization projects are carried out on a contingency fee basis determined as a percentage of funds recovered from the federal government.

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

Cost Services Division.  Our Cost Services Division performs services to assist local and state governments in their efforts to recover available funding from state and federal agencies, enhance revenue and operate efficiently. Service areas include local cost planning services, user fee efforts and California SB-90 engagements.

Technology Support Division.  Our Technology Support Division provides strategic information management and consulting services to state health, human services, budget and finance, and public employee retirement agencies to assist in solving complex problems related to the automation of government services. Our experienced team of skilled project managers and information technology professionals has assisted clients in planning, procuring, and implementing information systems in multiple projects across numerous states. These services include the application of standards-based quality assurance and verification and validation services to assist our clients in managing the work performed by contractors who sell these systems.

Management Studies Division.  Our Management Studies Division provides a variety of consulting services to state and local government agencies, schools and universities, and the federal government, with particular emphasis on management studies, activity-based management and costing, human resources consulting, organizational development assessments, executive recruitment, and airport operations. The management studies practice is broad in scope, covering a wide range of state and local agencies, including police and fire departments. The human resources and organizational development practice focuses on organizational effectiveness, classification and compensation, performance appraisal systems, and policy and procedures. Executive recruitment conducts search and placement activities for key leadership positions in government organizations. The airport consulting services include airport finance and business management, airport retail concessions planning, facilities planning and systems development.

Asset Management Division.  Our Asset Management Division provides support services to local, state, and federal governments, as well as hundreds of school districts and universities, assisting with the control, inventory, and management of assets. Engagements include physical inventory control, regulatory compliance and reporting, and asset valuation services. This Division also supports the GASB-34 requirements for asset evaluation and management.

Education Division. Our Education Division provides consulting services, technical support, and software tools to school districts, colleges and universities, hospitals, and not-for profit organizations. The division licenses SchoolMAX™ a world-class student information system to K-12 school districts that captures, retrieves, and aggregates all relevant student, family, and school information. The Higher Education practice licenses specialized systems to top research institutions across the country for purposes of managing their research grants efficiently and effectively.

Health Services Group

Our Health Services Group, which generated approximately 30% of our total revenue in our 2002 fiscal year, is comprised of three regional divisions that provide a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on state Medicaid managed care enrollment programs and State Children’s Health Insurance Programs (“CHIPs”). For such programs, we provide:

•                  Beneficiary/recipient outreach, education, and enrollment counseling;

•                  Customized automated information systems;

•                  Design and development of program educational materials;

•                  Comprehensive client service via on-site call centers;

•                  Program data collection and reporting;

•                  Program eligibility determination;

•                  Health plan encounter data analysis and reporting; and

•                  Client satisfaction surveys and needs assessments.

We provide managed care enrollment services to more Medicaid recipients than any other public or private sector entity in the nation by operating programs for the states of California, New York, Texas, Michigan, Massachusetts, New Jersey, Vermont, Colorado, and Montana. We administer CHIP projects for Michigan, Kansas, Iowa, and New Jersey. We also monitor the provision of Medicaid’s early screening, diagnosis and treatment services in Texas and Connecticut. The MAXIMUS Center for Health Dispute Resolution operates an extensive system for the independent medical review of disputed health insurance claims, and is a primary national contractor for external appeals in the Federal Medicare managed care program and the independent review contractor for numerous states. We also operate a physician profiling program for New York, and a Center for Health Literacy and Communication Technologies that concentrate on producing reader friendly information for low-literacy populations.

Human Services Group

Our Human Services Group, which generated approximately 28% of our total revenue in our 2002 fiscal year, specializes in the administration and management of government health and human services programs.

Child Support Division.  The Division is organized vertically into three lines of business in support of local and state Child Support Programs: operating offices that provide full and specialized Child Support services; consulting on various programmatic, operational and fiscal issues; and providing systems consultation and operating services. We believe that we have one of the largest Child Support Enforcement staffs in the private sector. We have been performing some of these services since 1976, which we believe is longer than any other private sector firm in the United States. We are currently engaged in the management of Child Support Enforcement programs in many states, providing full child support services and specialized services for over one million cases.

Workforce Services Division.  The Workforce Services Division manages government workforce-centered service programs in the United States and Australia. We help disadvantaged individuals transition from government assistance programs to employment and independence. This is accomplished by providing comprehensive services, including eligibility determination, case management, job readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. We also provide employment case management services to the ex-offender population. During the 2002 fiscal year, we placed numerous program participants into jobs, thereby improving the lives of many individuals. Additionally, we offer advocacy services for youth and disabled persons in the United States and rehabilitation services in Australia, assistance to employers in accessing tax credit benefits, and research and survey solutions to government agencies through our Center for Public Studies and Surveys.

Children Services Division.  The Children Services Division positions us to become effectively competitive in the children services systems and outsourcing market areas. The Division combines our children services business process outsourcing delivery with our children’s systems development expertise using the new MAXIMUS Human Services Application Framework and associated Child Care application. The Division is anchored with our very successful Child Care practice and focuses on child care, child welfare, and generic case management systems and on outsourcing services for childcare, child welfare, and not-for-profit community based agencies. The Division’s program areas and offerings within the program areas include: Child Care, Child Welfare, Not-for-Profit Community –Based Agency Outsourcing, Systems, Products and Application Service Provider services.

Systems Group

Our Systems Group, which generated approximately 15% of our total revenue in our 2002 fiscal year, provides state and local agencies with software solutions and systems design and implementation to improve the efficiency and cost-effectiveness of their program administration.

Public Systems Division.  The Public Systems Division provides systems development, integration and implementation services to public-sector health and human services agencies. This division develops modern, web-based solutions for government agencies providing public services that enable the use of the Internet to lower the cost of maintaining and supporting large application systems. The Division is currently offering these services through a series of projects for state governments around the country. We are also involved in the deployment of new systems to support other divisions involved in the delivery of health program operations services.

Federal and Intelligent Technologies Division.  Our Federal and Intelligent Technologies Division provides expert assistance in developing, planning and implementing smart card technology, biometric recognition systems, and e-government consulting services and related technologies. The division has also taken a leadership position in the development of technology solutions to assist federal, state and local governments enhance their physical and logistical security systems. In fiscal 2001, we announced a new technology product in this area, FlySecure™, which uses biometric technologies to improve airport security by ensuring that passengers and airport employees are accounted for and tracked through every part of an airport. This division also assists health, education and banking clients in planning, implementing and evaluating electronic funds transfer, electronic benefits transfer and electronic payment systems.

ERP Solutions Division.  The Enterprise Resource Planning (“ERP”) Solutions Division consultants work almost exclusively with government and educational entities to implement PeopleSoft® and provide IT consulting services. Our goal is to deliver cost-efficient technology-based business solutions, including client information systems/utility billing, financial systems, human resources management systems, procurement systems, and student administration systems. Our ERP Solutions Division is a PeopleSoft consulting alliance partner and a certified PeopleSoft Application Systems Provider.

Asset Solutions Division.  The Asset Solutions Division offers a suite of client/server and internet-based asset management software solutions that manage and maintain physical assets, including fleet, fuel, facility, space and fixed assets. Asset Solutions provides software solutions to over 500 clients including government agencies, public utilities, mass transits, universities and commercial clients. All Asset Solutions systems integrate with major ERP solutions and promote accountability and cost management. Recent achievements include new contracts with the State of New Jersey, the State of Michigan, the Immigration and Naturalization Service, Waste Management and the Massachusetts Bay Transportation Authority.

Justice Solutions Division.  The Justice Solutions Division implements and supports software programs designed to increase the efficiency of state court systems. Our products include case management, docketing, scheduling and report generating software used in all stages of the judicial process. We market and sell a jury management software program that creates jury lists, generates notices and monitors attendance and payments. We also offer a records management software solution to automate record keeping functions and county recorders’ offices. In fiscal 2002, we introduced our new software application, JailView® which is designed to assist law enforcement officials in the management of jails and the tracking of inmate records. The Justice Solutions Division also develops and implements integrated information technology systems solutions for state criminal justice systems. We work with law enforcement agencies, courts and corrections agencies to develop systems that integrate and facilitate access to criminal justice information and records.

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts, revenue from contracts in which the scope and duration of the services required are not definite but estimable and does not assume any contract renewals or extensions.

Changes in backlog result from additions for future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Our contracts typically contain provisions permitting government clients to terminate the contract on short notice, with or without cause.

Estimates of future revenue from awarded or signed contracts are necessarily inexact and the receipt and timing of this revenue are subject to various contingencies, many of which are outside of our control. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change because, among other reasons, the scheduling of a project could be postponed, an awarded but unsigned contract could be retracted and not executed, a signed contract could be modified or canceled, contracts may be subject to funding, or initial estimates regarding a contract’s revenue could be inaccurate.

	As of September 30,
	2001	2002
	(In millions)
Consulting Group	$134.2	$129.3
Health Services Group	189.5	244.6
Human Services Group	164.0	159.5
Systems Group	30.8	64.6
Total	$518.5	$598.0

Marketing and Sales

Our Consulting Group, Health Services Group, Human Services Group, and Systems Group all obtain program management, consulting services and systems solutions contracts with government agencies by responding to RFPs. We have developed and implemented a sophisticated RFP tracking system that provides us with real-time information about the status of existing RFPs, our actions to date, and deliverables with respect to those RFPs.

While our processes are sophisticated, we frequently seek new ways to gain efficiencies. As such, we launched a centralized proposal operations center located in McLean, Virginia in March 2002 and have made considerable investments in systems, processes and people in an effort to dramatically overhaul our proposal response practices. Although we have significant experience and expertise in assembling the large amounts of information required to submit detailed proposals in response to RFPs in a timely manner, we expect the addition of the proposal operations infrastructure to result in a more keenly focused pre-marketing and marketing effort on the front end of the proposal process which will ultimately provide a more cohesive effort throughout the entire RFP process. Consequently, we believe that overall improvements in the RFP process will generate favorable results in our ability to secure and expand key RFP wins.

In conjunction with our RFP processes, we engage our Government Affairs unit, which is comprised of full time employees and marketing consultants located in regional offices nationwide, to develop and maintain relationships with senior government representatives, elected officials and political appointees, including a state’s governor, members of the governor’s staff and the heads of state health and human services agencies, to encourage them to outsource government services. Our marketing consultants provide introductions to government personnel and provide information to us regarding the status of legislative initiatives and executive decision-making.

We generate leads for contracts by tracking bid notices, employing marketing consultants, maintaining relationships with government personnel, communicating directly with current and prospective clients and, increasingly, through referrals and cross-selling initiatives from our Consulting Group. We subscribe to government RFP databases that track government bid activity and we also make every effort to ensure that we are on bidder’s lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives develop leads through on-site presentations to decision-makers. A portion of our new business has resulted from prior client engagements in which we were the sole service provider. We also intend to leverage client relationships of firms we acquire by cross-selling our existing services.

Competition

The market for providing health and human services program management, consulting and systems services to government agencies generally is competitive and subject to rapid change. Our Consulting Group competes with specialized consulting firms. Our Health Services Group and Human Services Group compete for program management contracts with the government services divisions of large organizations such as Affiliated Computer Systems, Electronic Data Systems, Inc., Accenture, and Tier Technologies, more specialized service providers such as Policy Studies Incorporated, and local non-profit organizations such as the United Way, Goodwill Industries and Catholic Charities. Our Systems Group competes with a large number of competitors including Unisys, SAP, Oracle, BearingPoint, Accenture, Litton PRC (a Northrop Grumman Company), and Electronic Data Systems, Inc.

It is possible we may face increased competition in the future but our experience, reputation, industry focus, and broad range of services provide significant competitive advantages that we expect will enable us to compete effectively in our markets. There is also the possibility that new companies will try to enter the space. However, we believe that our extensive experience will continue to provide us with a competitive advantage.

Employees

As of September 30, 2002, we had 5,188 employees, consisting of 656 employees in the Consulting Group, 1,568 employees in the Health Services Group, 2,241 employees in the Human Services Group, 519 employees in the Systems Group and 204 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. As of September 30, 2002, none of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Foreign Operations

We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2000, 2001, and 2002 were $1.6 million, $2.9 million and $9.3 million, respectively. At September 30, 2002, we had $10.5 million long-lived assets located in foreign countries, principally Australia. An insignificant amount of long-lived assets were located in foreign countries at September 30, 2001.

Website Information

Our Internet address is www.maximus.com. We make available free of charge through our website access to our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.     Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We lease 216 offices totaling approximately 1.1 million square feet for other management and administrative functions in connection with the performance of our contracts. The lease terms vary from month-to-month to five-year leases and are generally at market rates.

ITEM 3.     Legal Proceedings.

On December 5, 2000, the Village of Maywood, Illinois (the “Village”) sued Unison MAXIMUS, Inc. (“Unison”), a wholly-owned subsidiary of MAXIMUS, in the Circuit Court of Cook County, Illinois. (We acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of MAXIMUS). The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The action is in the discovery and motion phase and no trial date has been set. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47 million. We and Unison believe that report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to our insurance carrier. Although there is no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

We are involved in various legal proceedings in the ordinary course of our business. In our opinion, we do not expect the ultimate outcome of the legal proceedings to have a material adverse effect on our financial condition or our results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers and Directors and Other Significant Employees of the Registrant

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position

David V. Mastran	60	President, Chief Executive Officer and Director
Lynn P. Davenport	55	General Manager of the Health and Consulting Services Strategic Business Unit and Director
David R. Francis	41	General Counsel and Secretary
Thomas A. Grissen	43	General Manager of the Human Services and Systems Strategic Business Unit and Director
David M. Johnson	43	Chief Operating Officer
Richard A. Montoni	51	Chief Financial Officer and Treasurer
Peter B. Pond	58	Chairman of the Board of Directors
Russell A. Beliveau	55	Director
John J. Haley	53	Director
Marilyn R. Seymann	60	Director
James R. Thompson, Jr.	66	Director

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

Lynn P. Davenport has served as the General Manager of our Health and Consulting Services Strategic Business Unit since October 2001. Before that he was President of our Consulting Group from October 2000 to September 2001. Previously he had been President of the Human Services Division since he joined us in 1991. Mr. Davenport has served as a director since 1994. He has over 25 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining us, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969. Mr. Davenport’s current term as a director expires at the 2003 Annual Meeting of Shareholders.

David R. Francis has served as our General Counsel and Secretary since August 1998. He has over 15 years experience as a practicing attorney. Before joining us, he was Of Counsel at the law firm Howrey & Simon and, prior to that, Senior Counsel at Teledyne, Inc. Mr. Francis received his J.D. from Harvard Law School in 1986 and his B.A. in Philosophy from Johns Hopkins University in 1983.

Thomas A. Grissen has served as the General Manager of our Human Services and Systems Strategic Business Unit since October 2001. Before that he was Chief Operating Officer from October 2000 to September 2001. Previously he had been President of the Government Operations Group since he joined us in March 1999. Mr. Grissen has served as a director since 1999. Prior to that, he served as a General Manager and Vice President of TRW from January 1998. Mr. Grissen was President of BDM International from April 1997 until joining TRW. Before starting at BDM International, Mr. Grissen was a principal and managing director of Unisys for 16 years. Mr. Grissen received his Executive M.B.A. from Michigan State University and his B.A. in Business from Central Michigan University. Mr. Grissen’s current term as a director expires at the 2003 Annual Meeting of Shareholders.

David M. Johnson has served as our Chief Operating Officer since October 2002. Previously he was a Partner and Managing Director with Deloitte Consulting for 19 years serving in numerous capacities including office, regional, practice and industry management responsibilities. His primary focus was in serving government clients in the U.S. federal, state and local market with an emphasis on information technology and operations improvement. Prior to Deloitte, he was with Nolan, Norton & Company and Automatic Data Processing in management consulting roles. Mr. Johnson received an Accounting Degree from Bentley College in 1979.

Richard A. Montoni has served as our Chief Financial Officer and Treasurer since March 2002. Previously he served as Chief Financial Officer and Executive Vice President for Managed Storage International, Inc. in Broomfield, Colorado from December 2000 to August 2001. From October 1996 to December 2000, he was Chief Financial Officer and Executive Vice President for CIBER, Inc., a NYSE-listed company in Englewood, Colorado where he also served as a director until March 2002. Before joining CIBER, he was an audit partner with KPMG, LLP, where he worked for nearly 20 years. Mr. Montoni holds a Masters Degree in Accounting from Northeastern University and a Bachelor of Science degree in Economics from Boston University.

Peter B. Pond has served as one of our directors since his election in December 1997 and as Chairman of the Board since September 2001. Mr. Pond is a founder of ALTA Equity Partners LLC, a venture capital firm, and has been a General Partner of that firm since June 2000. Prior to that, Mr. Pond was a Principal and Managing Director in the Investment Banking Department at Donaldson, Lufkin & Jenrette Securities Corporation in Chicago and was head of that company’s Midwest Investment Banking Group. Mr. Pond holds a B.S. in Economics from Williams College and an M.B.A. in Finance from the University of Chicago. He is also a director of Navigant Consulting, Inc. Mr. Pond’s current term as a director expires at the 2004 Annual Meeting of Shareholders.

Russell A. Beliveau has served as a director since 1995. He served as our President of Investor Relations from October 2000 to September 2002 and served as President of Business Development from September 1998 until October 2000. Prior to that, he served as President of the Government Operations Group from 1995 to 1998. Mr. Beliveau has more than 20 years of experience in the health and human services industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau’s past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his Masters in Business Administration and Management Information Systems from Boston

College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974. Mr. Beliveau’s current term as a director expires at the 2005 Annual Meeting of Shareholders.

John J. Haley has served as one of our directors since June 2002. Mr. Haley is currently President and Chief Executive Officer of Watson Wyatt & Company Holdings, a human resources and employee benefits consulting firm. Mr. Haley joined Watson Wyatt in 1977. Mr. Haley is also a director of Watson Wyatt & Company Holdings and serves on the Watson Wyatt LLP Partnership Board. Mr. Haley is a Fellow of the Society of Actuaries and is a co-author of Fundamentals of Private Pensions (University of Pennsylvania Press). He has an A.B. in Mathematics from Rutgers College and studied under a Fellowship at the Graduate School of Mathematics at Yale University. Mr. Haley’s current term as a director expires at the 2005 Annual Meeting of Shareholders.

Marilyn A. Seymann has served as one of our directors since April 2002. Dr. Seymann is currently President and Chief Executive Officer of M One, Inc., a management risk and information systems consulting firm specializing in the financial services industry. She has been with M One since 1991. Dr. Seymann holds a B.A. from Brandeis University, an M.A. from Columbia University, and a Ph.D. from California Western University. She is a director of Beverly Enterprises, Inc., Community First Bankshares, Inc., and NorthWestern Corporation. Dr. Seymann’s current term as a director expires at the 2005 Annual Meeting of Shareholders.

James R. Thompson, Jr. has served as one of our directors since his election in March 2001. Governor Thompson currently serves as Chairman of the international law firm of Winston & Strawn, a position he has held since January 1993. He joined that firm in January 1991 as Chairman of the Executive Committee after serving four terms as Governor of the State of Illinois from 1977 until January 1991. Prior to his terms as Governor, he served as U.S. Attorney for the Northern District of Illinois from 1971 to 1975. Governor Thompson has served as the Chief of the Department of Law Enforcement and Public Protection in the Office of the Attorney General of Illinois, as an Associate Professor at Northwestern University School of Law, and as an Assistant State’s Attorney of Cook County. He is a former Chairman of the President’s Intelligence Oversight Board. Governor Thompson is currently a member of the boards of directors of Navigant Consulting, Inc., Prime Retail, Inc., The Japan Society (New York), Prime Group Realty Trust, FMC Corporation, FMC Technologies, Inc., the Chicago Board of Trade and Hollinger International. He also serves on the Boards of the Museum of Contemporary Art and the Lyric Opera. Governor Thompson attended the University of Illinois and Washington University, and he received his J.D. from Northwestern University in 1959. Governor Thompson’s current term as a director expires at the 2004 Annual Meeting of Shareholders.

PART II

ITEM 5.     Market For Registrant’s Common Equity and Related Stockholder Matters.

Our common stock trades on the New York Stock Exchange under the symbol “MMS.” The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock on the New York Stock Exchange.

	High	Low
Year Ended September 30, 2001:
First Quarter	$35.63	$18.00
Second Quarter	37.50	28.23
Third Quarter	41.38	26.60
Fourth Quarter	49.25	34.20

Year Ended September 30, 2002:
First Quarter	$46.50	$35.57
Second Quarter	42.35	30.35
Third Quarter	33.15	28.30
Fourth Quarter	31.66	20.65

The high and low sales prices for our common stock on the New York Stock Exchange on December 16, 2002 were $27.63 and $27.38, respectively. As of December 16, 2002, there were 112 holders of record of our outstanding common stock.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans/arrangements approved by the stockholders	3,362,779		$24.49	1,859,526

Equity compensation plans/arrangements not approved by the stockholders	14,314	(1)	$12.31	—

Total	3,377,093		$24.44	1,859,526

(1)          Represents options assumed in connection with our acquisition of Carrera Consulting Group (“Carrera”) in August 1998. The exercise price of these options is $12.31 per share. All of these options are fully vested and expire in May 2008.

ITEM 6.     Selected Consolidated Financial Data.

We have derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies using the purchase accounting method are included from the respective acquisition dates. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(In thousands)
Statement of Income Data:
Revenue(1):
Consulting Group	$83,017	$99,979	$119,917	$146,826	$137,939
Health Services Group	65,556	85,949	100,630	134,537	156,975
Human Services Group	73,707	91,479	120,547	138,248	146,525
Systems Group	21,834	42,133	58,070	67,649	77,259

Total revenue	244,114	319,540	399,164	487,260	518,698
Cost of revenue	181,403	224,912	272,620	335,827	357,036

Gross profit	62,711	94,628	126,544	151,433	161,662
Selling, general and administrative expenses	34,909	50,626	67,947	78,796	96,013
Non-cash equity based compensation, merger, and deferred compensation expense	3,671	480	225	—	342
Amortization of goodwill and other acquisition-related intangibles		260	3,212	5,597	968
Legal settlement expense	—	—	3,650		—

Income from operations	24,131	43,262	51,510	67,040	64,339
Interest and other income	1,823	3,604	3,045	1,511	3,100

Income before income taxes and cumulative effect of accounting change	25,954	46,866	54,555	68,551	67,439
Provision for income taxes	10,440	19,240	24,087	28,449	27,093
Income before cumulative effect of accounting change	15,514	27,626	30,468	40,102	40,346
Cumulative effect of accounting change, net of $2,735 income tax benefit(1)	—		—	(3,856)	—

Net income	$15,514	$27,626	$30,468	$36,246	$40,346

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share data)
Earnings per share:
Income before cumulative effect of accounting change(1)
Basic	$0.86	$1.35	$1.45	$1.85	$1.78

Diluted	$0.85	$1.32	$1.42	$1.78	$1.73

Cumulative effect of accounting change (1)
Basic	—	—	—	$(0.18)	—

Diluted	—	—	—	$(0.17)	—

Net income
Basic	$0.86	$1.35	$1.45	$1.67	$1.78

Diluted	$0.85	$1.32	$1.42	$1.61	$1.73
Weighted average shares outstanding:
Basic	17,937	20,537	21,055	21,702	22,675

Diluted	18,296	20,891	21,424	22,512	23,287

Pro-forma amounts assuming accounting for change in method of revenue recognition is applied retroactively(1):
Net income	$14,473	$26,334	$29,990

Earnings per share:
Basic	$0.81	$1.28	$1.43

Diluted	$0.79	$1.26	$1.40

	As of September 30,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$32,980	$98,882	$38,334	$115,340	$95,125
Working capital	78,478	150,472	127,812	214,466	185,962
Total assets	126,002	223,036	256,903	347,715	352,090
Total debt and capital lease obligations, less current portion	820	578	764	520	269
Total shareholders’ equity	86,787	175,479	208,933	301,414	302,129

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

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2002, we had revenue of $518.7 million and net income of $40.3 million.

Prior to fiscal 2002, we conducted our operations through three business segments: the Consulting Group, the Government Operations Group and the Systems Group. Beginning in fiscal 2002, we reorganized our business into four segments in order to better focus and manage our healthcare outsourcing work, which had been part of the Government Operations Group. Accordingly, prior period financial information has been reclassified to reflect current period presentation of segment information.

Business Combinations and Acquisitions

As part of our ongoing growth strategy, we intend to continue to selectively identify and pursue the acquisition of complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our client base. Since the beginning of fiscal 2001, we have completed the following acquisitions:

Acquired Company	Description of Business	Date	Purchase Price
			(in thousands)
APG, Inc.	Payroll consulting services	August 19, 2002	$3,294

Jumpstart Strategies, LLC	Fleet and rail software sales and installation	August 12, 2002	79

Peregrine Systems, Inc.	Fleet and rail software	July 30, 2002	7,455

Leonie Green & Associates	Workforce services in Australia	May 1, 2002	10,000

Collins Consulting Group, Inc.	Information security solutions	February 1, 2002	4,100

Opportunity America LLC	Employment training and placement	May 11, 2001	780

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We adopted these new rules on accounting for goodwill and other intangible assets beginning the first quarter of fiscal year 2002. Under these new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with FAS 141 and FAS 142. Other intangible assets will continue to be amortized over their useful lives.

Results of Operations

The following table sets forth, for the fiscal year ends indicated, selected statements of income data.

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands, except per share data)
Revenue	$399,164	$487,260	$518,698
Cost of revenue	272,620	335,827	357,036
Gross profit	$126,544	$151,433	$161,662

Gross margin percentage	31.7%	31.1%	31.2%
Selling, general and administrative expense	$67,947	$78,796	$96,013
Net income	30,468	36,246	40,346
Earnings per share:
Income before cumulative effect of accounting change:
Basic	$1.45	$1.85	$1.78
Diluted	$1.42	$1.78	$1.73
Net income:
Basic	$1.45	$1.67	$1.78
Diluted	$1.42	$1.61	$1.73

Our consolidated revenue increased 6.5% for the fiscal year ended September 30, 2002 compared to fiscal 2001. Excluding revenue related to acquisitions, we had an overall increase in organic revenue of 4.1% for fiscal 2002 compared to fiscal 2001. Our consolidated revenue increased 22.1% for the fiscal year ended September 30, 2001 compared to fiscal 2000. Excluding revenue related to acquisitions, our overall growth in revenue was 17.1% for fiscal 2001 compared to fiscal 2000.

Our gross margin was 31.2% in fiscal 2002 compared to 31.1% in fiscal 2001. Gross margin increased 10 basis points for fiscal 2002 compared fiscal 2001 and declined 60 basis points for fiscal 2001 compared to fiscal 2000.

For fiscal 2002, our selling, general and administrative expense (“SG&A”) was $96.0 million, up 21.8% compared to fiscal 2001, and represented 18.5% of our fiscal 2002 revenue. For fiscal 2001, our SG&A was $78.8 million, up 16.0% compared to fiscal 2000, and represented 16.2% of our fiscal 2001 revenue. SG&A consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education and training), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in fiscal 2002 compared to fiscal 2001, and also in fiscal 2001 compared to fiscal 2000, due to the increase in expenses necessary to support higher revenue and to strengthen our infrastructure to market and grow, including our proposal facilities and systems, and new finance and compliance personnel. The fiscal 2002 increase was also due to SG&A related to businesses acquired in fiscal 2002.

Our provision for income tax for fiscal 2002 was 40.2% of income before income taxes as compared to 41.5% for fiscal 2001 and 44.2% for fiscal 2000. These decreases were due to differences in the amounts of certain expense items and tax reduction strategies implemented in fiscal 2001, as well as the non-deductibility of a legal settlement expense in fiscal 2000.

Net income for fiscal 2002 was $40.3 million, or $1.73 per diluted share, compared with net income of $36.2 million, or $1.61 per diluted share, for fiscal 2001 and net income of $30.5 million, or $1.42 per diluted share, for fiscal 2000. Fiscal 2001 net income and earnings per share included the cumulative effect of an accounting change of $3.9 million. Also, in fiscal 2002, we adopted FAS 142, which eliminated goodwill amortization, which amounted to $4.3 million and $2.4 million for fiscal 2001 and 2000, respectively.

Consulting Group

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)

Revenue	$119,917	$146,826	$137,939
Cost of revenue	69,935	79,413	73,053
Gross Profit	$49,982	$67,413	$64,886

Gross Margin	41.7%	45.9%	47.0%

Revenue of our Consulting Group decreased 6.1% in fiscal 2002 compared to fiscal 2001. This decline was primarily due to delays in the revenue cycle of our Revenue Services practice area and a reduction in our IT consulting practice as government procurement of large system projects has weakened. For 2001 compared to fiscal 2000, revenue of our Consulting Group increased 22.4%. This increase was due primarily to revenue related to an increase in the number of contracts in the Group plus revenue from entities acquired after the beginning of fiscal 2000. Gross margin increased to 47.0% for fiscal 2002 from 45.9% for fiscal 2001. This increase was primarily due to greater revenue of the higher margin Revenue Services practice area. Gross margin increased to 45.9% for fiscal 2001 from 41.7% for fiscal 2000. This increase was primarily due to improved margins on certain contracts within the Revenue Services and Education practice areas.

Health Services Group

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)

Revenue	$100,630	$134,537	$156,975
Cost of revenue	77,134	110,505	129,419
Gross Profit	$23,496	$24,032	$27,556

Gross Margin	23.3%	17.9%	17.6%

Revenue of our Health Services Group increased 16.7% for fiscal 2002 compared to fiscal 2001. In fiscal 2001, revenue of our Health Services Group increased 33.7% compared to fiscal 2000. These increases were due to add-on work and volume expansions within existing contracts and additional new contracts. Gross margin decreased to 17.6% for fiscal 2002 from 17.9% for fiscal 2001. This decrease was due primarily to unanticipated costs and a revenue and profit shortfall on a certain project during the March 2002 quarter. Management believes the factors leading to the poor performance have been alleviated and does not expect future losses from this project. Gross margin decreased to 17.9% for fiscal 2001 from 23.3% for fiscal 2000. This decrease was due primarily to a decline in gross margins on a few projects within that Group.

Human Services Group

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)

Revenue	$120,547	$138,248	$146,525
Cost of revenue	93,060	106,938	114,308
Gross Profit	$27,487	$31,310	$32,217

Gross Margin	22.8%	22.6%	22.0%

Revenue of our Human Services Group increased 6.0% for fiscal 2002 compared to fiscal 2001. This increase was principally due to $7.9 million of revenue from entities acquired in 2002. Revenue of our Human Services Group increased 14.7% for fiscal 2001 compared to fiscal 2000. This increase was due primarily to revenue from new contracts won by the Group. Gross margins decreased to 22.0% for fiscal 2002 from 22.6% for fiscal 2001 and from 22.8% in fiscal 2000. These decreases were due primarily to declines in gross margins on a few projects within that Group.

Systems Group

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)

Revenue	$58,070	$67,649	$77,259
Cost of revenue	32,491	38,971	40,256
Gross Profit	$25,579	$28,678	$37,003

Gross Margin	44.0%	42.4%	47.9%

Revenue of our Systems Group increased 14.2% for fiscal 2002 compared to fiscal 2001. Revenue increased 16.5% for fiscal 2001 compared to fiscal 2000. These increases were due to increased contract revenue from new contracts won by certain divisions within the Group, plus revenue of $2.7 million from entities acquired in 2002. Gross margin increased to 47.9% for fiscal 2002 from 42.4% for fiscal 2001. This increase was primarily due to increased software license revenue, which carries higher gross margins. Gross margin decreased to 42.4% in fiscal 2001 from 44.0% for fiscal 2000. This decrease was primarily due to a decline in software sales.

Other (income) expenses

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)
Non-cash equity based compensation	$225	—	$342
Percentage of revenue	0.1%	—	0.1%

Amortization of acquisition related intangibles	$3,212	$5,597	$968
Percentage of revenue	0.8%	1.1%	0.2%

Interest and other income	$(3,045)	$(1,511)	$(3,100)
Percentage of revenue	0.8%	0.3%	0.6%

We recognized $342,000 of non-cash equity based compensation expense for fiscal 2002 related to the issuance of restricted stock units in May 2002. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $250,000 and may increase if certain earnings targets are achieved.

Amortization of goodwill and other acquisition-related intangibles decreased in fiscal 2002 compared to fiscal 2001 due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

The increase in interest and other income in fiscal 2002 compared to fiscal 2001 was due to an increase in the average balance of funds we invested, which were increased as a result of the completion in June 2001 of an equity offering resulting in $31.7 million of proceeds to the Company, net of offering expenses.

Quarterly Results

Set forth in Item 8 of this Annual Report on Form 10-K are selected income statement data for the eight quarters ended September 30, 2002. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

Our revenue and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including:

•                  the progress of contracts;

•                  the revenue earned on contracts;

•                  the timing of revenue on performance-based contracts;

•                  the commencement and completion of contracts during any particular quarter;

•                  the schedule of government agencies for awarding contracts; and

•                  the term of each contract that we have been awarded.

Because a significant portion of our expenses are relatively fixed, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter. Further, we have occasionally experienced a pattern in our results of operations pursuant to which we incur greater operating expenses during the start-up and early stages of significant contracts prior to receiving related revenue. Our quarterly results may fluctuate, causing a material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

	Year ended September 30,
	2000	2001	2002
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$4,796	$38,381	$58,364
Investing activities	(24,381)	(13,080)	(35,412)
Financing activities	(5,087)	51,832	(42,095)
Net increase (decrease) in cash and cash equivalents	$(24,672)	$77,133	$(19,143)

For fiscal 2002, cash provided by our operations was $58.4 million as compared to $38.4 million for fiscal 2001. Cash provided by operating activities for fiscal 2002 primarily consisted of net income of $40.3 million plus non-cash items aggregating $12.1 million and plus net cash related to working capital changes of $6.0 million. Non-cash items primarily consisted of $2.7 million from deferred income taxes in addition to $7.3 million of depreciation and amortization. The net cash related to working capital changes reflect a decline in accounts receivable-billed of $12.8 million offset by an increase in accounts receivable-unbilled of $4.7 million. During fiscal 2001, cash provided by operating activities consisted primarily of net income of $36.2 million plus non-cash items of $18.1 million offset by net use of cash related to working capital changes of $16.0 million. Non-cash items included $10.0 million of depreciation and amortization and $3.9 million from a cumulative effect of accounting change. The net use of cash related to working capital changes were primarily due to an increase in billed accounts receivable of $16.2 million and a decrease in deferred revenue of $4.9 million.

For fiscal 2002, cash used in investing activities was $35.4 million as compared to $13.1 million for fiscal 2001. Cash used in investing activities for fiscal 2002 primarily consisted of $23.7 million for five business acquisitions, expenditures for capitalized software costs totaling $5.1 million and purchases of property and equipment of $7.8 million. During fiscal 2001, we used cash in investing activities primarily for expenditures related to capitalized software costs totaling $6.1 million and purchases of property and equipment of $5.1 million.

For fiscal 2002, cash used in financing activities was $42.1 million as compared to cash provided by financing activities of $51.8 million for fiscal 2001. Cash used in financing activities for fiscal 2002 primarily consisted of $50.8 million of common stock repurchases offset by $9.0 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for fiscal 2001 primarily consisted of $20.9 million of proceeds from sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan and $31.7 million of net proceeds from our secondary stock offering in June 2001.

In May 2000, our Board of Directors authorized the repurchase, at management’s discretion, of up to $30.0 million of our common stock. In June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30.0 million of our common stock. During fiscal 2002, we repurchased 1.9 million shares. At September 30, 2002, $15.9 million remained available for future stock repurchases under the program.

Our working capital at September 30, 2001 and 2002 was $214.5 and $186.0 million, respectively. At September 30, 2002, we had cash, cash equivalents, and marketable securities of $95.1 million and no debt. Management believes this strong liquidity and financial position will allow the Company to continue its stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions.

Our management believes that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an on going basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Revenue recognition. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting Group). Also, some contracts contain “not-to-exceed” provisions. For fiscal year 2002, revenue from fixed-price contracts was approximately 35% of total revenue; revenue from cost-plus contracts was approximately 22% of total revenue; revenue from performance-based contracts was approximately 28% of total revenue; and revenue from time and materials contracts was approximately 15% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Management uses its judgment and experience to estimate cost of revenue. Our ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

We recognize revenue on fixed-priced contracts using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to clients, rather than as costs are incurred. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Consulting Group, Health Services Group and Human Services Group. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

The Human Services Group and Health Services Group contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2002, our average Human Services Group and Health Services Group contract duration was approximately 2.5 years. Our Consulting Group contracts had performance periods ranging from one month to approximately two years. Our average Systems Group contract duration was one year.

Impairment of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. We elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of the beginning of the fiscal year ended September 30, 2002. Upon adoption, the required impairment tests were performed. Results of these impairment tests did not generate any impairment loss. Goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand and acceptance of our products and services. Any statements contained in this Annual Report on Form 10-K which are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated by such forward-looking statements because of a number of risks, uncertainties and other factors. Examples of these risks, uncertainties and other factors include reliance on government clients, risks associated with government contracting, risks involved in managing government projects, political developments and legal, economic, and other risks detailed in Exhibit 99.1 to this Annual Report on Form 10-K.

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

ITEM 8.   Consolidated Financial Statements and Supplementary Data.

The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors

MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2001 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition and in 2002 the Company changed its accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

McLean, Virginia
November 20, 2002

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$114,108	$94,965
Marketable securities	1,232	160
Accounts receivable - billed	118,988	108,074
Accounts receivable - unbilled	20,436	25,102
Prepaid expenses and other current assets	5,483	7,123
Total current assets	260,247	235,424
Property and equipment, net	20,539	25,406
Software development costs, net	11,716	14,116
Deferred income taxes	2,726	—
Goodwill, net	48,959	68,812
Intangible assets, net	859	6,540
Other assets	2,669	1,792
Total assets	$347,715	$352,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,709	$10,867
Accrued compensation and benefits	18,611	19,726
Deferred revenue	10,756	12,939
Income taxes payable	1,214	2,325
Deferred income taxes	1,849	1,811
Other current liabilities	642	1,794
Total current liabilities	45,781	49,462
Other liabilities	520	499
Total liabilities	46,301	49,961
Commitments and contingencies (Notes 11 and 15)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,985,806 and 21,509,444 shares issued and outstanding at September 30, 2001 and 2002, at stated amount, respectively	185,658	144,156
Accumulated other comprehensive (loss) income, net	(18)	24
Retained earnings	115,774	157,949
Total shareholders’ equity	301,414	302,129
Total liabilities and shareholders’ equity	$347,715	$352,090

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended September 30,
	2000	2001	2002

Revenue	$399,164	$487,260	$518,698
Cost of revenue	272,620	335,827	357,036
Gross profit	126,544	151,433	161,662
Selling, general and administrative expenses	67,947	78,796	96,013
Non-cash equity based compensation and merger expense	225	—	342
Amortization of acquisition-related intangibles	3,212	5,597	968
Legal settlement expense	3,650	—	—
Income from operations	51,510	67,040	64,339
Interest and other income	3,045	1,511	3,100
Income before income taxes and cumulative effect of accounting change	54,555	68,551	67,439
Provision for income taxes	24,087	28,449	27,093
Income before cumulative effect of accounting change	30,468	40,102	40,346
Cumulative effect of accounting change, net of $2,735 income tax benefit (Note 2)	—	(3,856)	—
Net income	$30,468	$36,246	$40,346

Basic earnings per share:
Before cumulative effect of accounting change	$1.45	$1.85	$1.78
Cumulative effect of accounting change	—	(.18)	—
Net income	$1.45	$1.67	$1.78

Diluted earnings per share:
Before cumulative effect of accounting change	$1.42	$1.78	$1.73
Cumulative effect of accounting change	—	(.17)	—
Net income	$1.42	$1.61	$1.73

Weighted average shares outstanding:
Basic	21,055	21,702	22,675
Diluted	21,424	22,512	23,287

Pro-forma amounts assuming accounting for change in method of revenue recognition is applied retroactively:
Net income	$29,990

Earnings per share:
Basic	$1.43
Diluted	$1.40

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 1999	$130,518	$(280)	$45,241	$175,479
Net income	—	—	30,468	30,468
Unrealized losses on marketable securities, net	—	254	—	254
Comprehensive income				30,722
Employee stock transactions	2,264	—	—	2,264
Issuance of common stock in acquisition	300	—	—	300
Tax benefit due to option exercises	—	—	168	168
Balance at September 30, 2000	133,082	(26)	75,877	208,933
Net income	—	—	36,246	36,246
Unrealized gain on marketable securities	—	8	—	8
Comprehensive income				36,254
Employee stock transactions	20,896	—	—	20,896
Net proceeds from sale of common stock in follow-on offering	31,680	—	—	31,680
Tax benefit due to option exercises	—	—	3,651	3,651
Balance at September 30, 2001	185,658	(18)	115,774	301,414
Net income	—	—	40,346	40,346
Unrealized gain on marketable securities	—	21	—	21
Foreign currency translation	—	21	—	21
Comprehensive income				40,388
Employee stock transactions	8,998	—	—	8,998
Repurchases of common stock	(50,842)	—	—	(50,842)
Non-cash equity based compensation	342	—	—	342
Tax benefit due to option exercises	—	—	1,829	1,829
Balance at September 30, 2002	$144,156	$24	$157,949	$302,129

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2000	2001	2002

Cash flows from operating activities:
Net income	$30,468	$36,246	$40,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,379	2,941	3,653
Amortization	3,914	7,139	3,631
Deferred income taxes	1,917	525	2,661
Cumulative effect of accounting change	—	3,856	—
Non-cash equity based compensation	—	—	342
Tax benefit from option exercises	168	3,651	1,829
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(17,063)	(16,209)	12,792
Accounts receivable - unbilled	(9,115)	2,973	(4,666)
Prepaid expenses and other current assets	(1,141)	868	(489)
Other assets	192	(478)	217
Accounts payable	1,466	24	(2,515)
Accrued compensation and benefits	(445)	851	252
Deferred revenue	(3,599)	(4,893)	(208)
Income taxes payable	(4,413)	991	1,111
Other liabilities	68	(104)	(592)
Net cash provided by operating activities	4,796	38,381	58,364

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(53,322)	(2,900)	(23,706)
Purchase of property and equipment	(5,004)	(5,069)	(7,850)
Decrease in notes receivable	583	833	114
Capitalization of software development costs	(2,772)	(6,078)	(5,063)
Decrease in marketable securities	36,134	134	1,093
Net cash used in investing activities.	(24,381)	(13,080)	(35,412)

Cash flows from financing activities:
Net proceeds from follow-on stock offering	—	31,680	—
Employee stock purchases and options exercised	2,264	20,896	8,998
Repurchases of common stock	—	—	(50,842)
Net payments on borrowings	(7,351)	(744)	(251)
Net cash (used in) provided by financing activities	(5,087)	51,832	(42,095)
Net (decrease) increase in cash and cash equivalents	(24,672)	77,133	(19,143)
Cash and cash equivalents, beginning of period	61,647	36,975	114,108
Cash and cash equivalents, end of period	$36,975	$114,108	$94,965

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2000, 2001 and 2002

(Dollars in thousands, except per share amounts)

1.  Description of Business

MAXIMUS, Inc. (the “Company”) provides consulting services, health and human services program management and information technology solutions primarily to government agencies. The Company conducts its operations through four business segments: the Consulting Group, the Health Services Group, the Human Services Group and the Systems Group. The Consulting Group provides specialized consulting services such as assisting state and local agencies in maximizing federal funding for their programs, program planning and quality assurance services to state and local government agencies, cost allocation services, and other general management consulting services. The Health Services Group administers and manages managed care enrollment programs and also provides health literacy support and consulting services. The Human Services Group administers and manages state and local government human services programs on a fully-outsourced basis. Examples of these programs include welfare-to-work and job readiness, child-care, child support enforcement, and disability services. The Systems Group provides federal, state and local agencies with systems design and implementation to improve the efficiency and cost-effectiveness of their program administration. The Systems Group also offers a suite of proprietary software products in addition to customized versions of applications such as PeopleSoft®.

The Company operates predominantly in the United States. Revenue from foreign–based projects and offices were less than 2% of total revenue for the years ended September 30, 2000, 2001 and 2002.

2.  Summary of Significant Accounting Policies

The following is a description of the Company’s more significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates used in the earnings recognition process. Actual results could differ from those estimates.

Revenue Recognition

The Company generates revenue under various arrangements, including contracts under which revenue is based on costs incurred plus a negotiated fee (“cost–plus”), as well as fixed price, time and materials reimbursement, and performance-based criteria. Revenue for cost-plus contracts, including a pro rata amount of the negotiated fee, is recorded as costs are incurred. Revenue from fixed price and time and materials reimbursement contracts, including a portion of estimated profit, is recognized as costs are incurred. During fiscal 2000, revenue from performance-based contracts, including a portion of estimated profit, was recognized as costs were incurred. During fiscal 2001, the Company changed its method of revenue recognition for performance-based contracts, as discussed below. The timing of billing to clients varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in accounts receivable-unbilled and deferred revenue.

Management reviews the costs incurred, the revenue recognized and billings from government contracts periodically and adjusts recognized revenue to reflect current expectations on realization of costs and estimated earnings in excess of billings. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. The Company has various fixed price contracts that may generate profit in excess of the Company’s expectations. The Company recognizes additional revenue and profit in these situations after management concludes that substantially all of the contractual risks have been eliminated, which generally is at task or contract completion.

During the year ended September 30, 2001, the Company changed its method of revenue recognition for its performance-based contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, revenue from performance-based contracts, including a portion of estimated profit, was recognized as costs were incurred. Under the new accounting method, adopted retroactively as of October 1, 2000, the Company now recognizes revenue on its performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to clients, rather than as costs are incurred. The cumulative effect of the accounting changed resulted in a charge to income of $3,856 (net of an income tax benefit of $2,735), or $0.17 per diluted share, which is included in operating results for the year ended September 30, 2001. During the year ended September 30, 2001, the Company recognized $5,696 of the $6,591 of revenue that was included in the cumulative effect adjustment as of October 1, 2000. The pro-forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively in prior periods.

The Company also licenses software under non-cancelable license agreements. License fee revenue is recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the client. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor-specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services is generally recognized under the percentage-of-completion method.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary are included in other income. Interest and dividends are also included in other income. For the year ended September 30, 2000, unrealized losses on marketable securities were $8 and reclassification adjustments for losses included in net income were $262. For the years ended September 30, 2001 and 2002, unrealized gains on marketable securities were $8 and $21, respectively. Marketable securities consist primarily of short-term municipal and commercial bonds.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives not to exceed 39.5 years for the Company’s buildings and between three and seven years for office furniture and equipment. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease. Direct costs of time and material incurred for the development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

Software Development Costs

The Company capitalizes both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to clients, capitalized software development costs for the products are amortized based on current and estimated future revenue for each product, with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product, which ranges from three to five years.

Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. The Company elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of the beginning of the fiscal year ended September 30, 2002.

Intangible Assets

Intangible assets from acquisitions, which consist primarily of customer relationships, technology-based intangibles and non-competition agreements, are amortized over two to ten years.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the period. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Foreign Currency Translation

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. Foreign currency transaction gains and losses have not been significant and are included in the results of operations as incurred.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2001 and 2002.

3.  Business Combinations

In fiscal 2001 and 2002, the Company acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

On May 11, 2001, the Company acquired Opportunity America, LLC for $780 plus related transaction costs. In conjunction with the purchase, the Company recorded goodwill of $593 and intangible assets of $115, which has been assigned to the Human Services Group business segment. Opportunity America, LLC provides program management and consulting services to the private sector and to federal, state and local government and human services agencies.

On February 1, 2002, the Company acquired Collins Consulting Group, Inc. for $4,100 plus related transaction costs. In conjunction with the purchase, the Company recorded goodwill of $4,100, which has been assigned to the Systems Group business segment. Collins Consulting Group, Inc. provides information security solutions, information technology, and management consulting. The primary reason for acquiring Collins Consulting Group, Inc. was to enhance the Company’s new business opportunities in the security solutions technologies markets.

On May 1, 2002, the Company acquired Leonie Green & Associates (“LGA”) for $10,000 plus related transaction costs. Per the terms of the agreement, additional consideration may be paid based on LGA achieving certain performance objectives in fiscal 2003 through 2005. Additionally, the terms of the agreement provide for additional consideration of up to $3,000 based on achieving certain revenue targets during the one-year period ending April 30, 2004. In conjunction with the purchase, the Company recorded goodwill of $7,163 and intangible assets, primarily non-competition agreements and customer relationships, of $2,900, which have been assigned to the Human Services Group business segment. LGA provides a wide range of workforce services in the five states in Australia. The primary reason for acquiring LGA was to expand the Company’s presence and services to international markets.

On July 30, 2002, the Company acquired the fleet and rail software business formerly owned by Peregrine Systems, Inc. for approximately $7,455 plus related transaction costs. In conjunction with the purchase, the Company recorded goodwill of $6,684 and intangibles assets, primarily technology-based intangibles and customer contracts, of $2,500, which have been assigned to the Systems Group business segment. The primary reasons for acquiring these assets were to increase the Company’s market share in the fleet management area and to expand its product offerings to include rail management.

On August 12, 2002, the Company acquired substantially all of the assets of Jumpstart Strategies, LLC for $79 plus related transaction costs. In conjunction with the purchase, the Company recorded goodwill of $219, which has been assigned to the Systems Group business segment. The primary reason for acquiring this business was to provide the Company with resources specifically focused on selling and installing fleet and rail management software.

On August 19, 2002, the Company acquired substantially all of the assets of APG, Inc. and Research Services Corp. (together “APG”) for $3,294 plus related transaction costs. Per the terms of the agreement, additional consideration of up to $3,695 may be paid based on the Company’s billing and collection of certain contingency-based amounts under contracts with clients. In conjunction with the purchase, the Company recorded goodwill of $1,686 and intangible assets, primarily non-competition agreements and customer relationships, of $1,250, which have been assigned to the Human Services Group business segment. APG provided payroll-consulting and tax credit recovery services to commercial organizations. The primary reason for acquiring APG was to strategically complement the Company’s current service offerings in the workforce services area.

Unaudited pro forma results of operations information for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported is as follows:

	Year ended September 30,
	2001	2002
Revenue	$520,995	$539,073
Income before cumulative effect of accounting change	42,532	42,568
Net income	38,676	42,568
Diluted earnings per share before cumulative effect of accounting change	1.89	1.83
Diluted earnings per share	1.72	1.83

4.  Costs and Estimated Earnings on Uncompleted Contracts

Uncompleted contracts consist of the following components:

	Accounts receivable - unbilled	Deferred revenue

September 30, 2001:
Costs and estimated earnings	$703,688	$486,684
Billings	683,252	497,440
Total	$20,436	$10,756

September 30, 2002:
Costs and estimated earnings	$660,378	$815,386
Billings	635,276	828,325
Total	$25,102	$12,939

Unbilled accounts receivable and deferred revenue relate primarily to fixed price contracts wherein the timing of billings to clients varies based on individual contracts and often differs from the period of revenue recognition.

At September 30, 2001 and 2002, there was $3,473 and $3,956, respectively, billed but not paid by clients pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

5.  Property and Equipment

Property and equipment, at cost, consist of the following:

	As of September 30,
	2001	2002

Land	$2,462	$2,462
Building and improvements	11,096	11,487
Office furniture and equipment	17,079	23,515
Leasehold improvements	992	2,148
	31,629	39,612
Less: Accumulated depreciation and amortization	(11,090)	(14,206)
Total property and equipment, net	$20,539	$25,406

6.  Software Development Costs

The cost for software development capitalized and related amortization expense for the years ended September 30, 2000, 2001 and 2002 were as follows:

	Year ended September 30,
	2000	2001	2002

Balance at beginning of year	$5,111	$7,180	$11,716
Capitalized during year	2,772	6,078	5,063
Amortized during year	(703)	(1,542)	(2,663)
Balance at end of year	$7,180	$11,716	$14,116

7.  Goodwill

Had the Company been accounting for its goodwill under FAS 142 for the fiscal years ended September 30, 2000 and 2001, the Company’s net income and earnings per share would have been as follows:

	Year ended September 30,
	2000	2001

Reported net income	$30,468	$36,246
Add back goodwill amortization, net of tax	1,599	2,828
Adjusted net income	$32,067	$39,074

Basic earnings per share:
As reported	$1.45	$1.67
Goodwill amortization, net of tax	0.08	0.13
Adjusted basic earnings per share	$1.53	$1.80

Diluted earnings per share:
As reported	$1.42	$1.61
Goodwill amortization, net of tax	0.08	0.13
Adjusted diluted earnings per share	$1.50	$1.74

8.  Intangible Assets

The following table sets forth, for the periods indicated, components of intangible assets:

	As of September 30, 2001		As of September 30, 2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Non-competition agreements	$2,616	$2,042	$3,065	$2,709
Technology-based intangibles	—	—	1,500	50
Customer contracts and relationships	500	215	5,200	466
Total	$3,116	$2,257	$9,765	$3,225

Intangible assets are amortized using the straight-line method over a period of two to ten years. The weighted-average amortization period for intangible assets is approximately seven years. The estimated amortization expense for the years ending September 30, 2003, 2004, 2005 and 2006 is $1,012, $950, $895 and $880 respectively.

9.  Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

	Year ended September 30,
	2000	2001	2002
Numerator:
Net income	$30,468	$36,246	$40,346

Denominator:
Weighted average shares outstanding	21,055	21,702	22,675
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	369	810	612
Denominator for diluted earnings per share	21,424	22,512	23,287

10.  Credit Facilities

Certain companies that were acquired by the Company during fiscal 2001 and 2002 had various arrangements for short and long-term borrowings. These credit arrangements generally were repaid following the related acquisitions and do not significantly affect the Company’s financial statements.

11.  Leases

The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2000, 2001 and 2002 was $15,208, $17,947 and $21,132 respectively.

Minimum future payments under these leases are as follows:

Year ended September 30,
2003	$18,052
2004	9,237
2005	6,609
2006	3,767
2007	1,574
Thereafter	271
$39,510

12.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2000,

2001 and 2002, the Company contributed $3,287, $4,590 and $5,142 to the plans, respectively.

13.  Income Taxes

The Company’s provision for income taxes is as follows:

	Year ended September 30,
	2000	2001	2002
Current provision:
Federal	$17,278	$23,145	$19,823
Foreign	—	—	75
State	4,174	4,797	4,343
Deferred tax expense	2,635	507	2,852
	$24,087	$28,449	$27,093

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows:

	Year ended September 30,
	2000	2001	2002
Expected federal income tax provision	$19,094	$23,993	$23,604
State income taxes, net of federal benefit	3,047	3,118	3,441
Effect of nondeductible legal settlement expense	1,278	—	—
Effect of nondeductible merger costs	79	—	—
Nondeductible expenses (nontaxable income)	477	579	(15)
Other	112	759	63
	$24,087	$28,449	$27,093

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2001 and 2002 are as follows:

	As of September 30,
	2001	2002
Deferred tax assets-current:
Liabilities for costs deductible in future periods	$2,607	$2,643
Deferred revenue	3,795	4,471
Total deferred tax assets-current	6,402	7,114
Deferred tax liabilities-current:
Cash versus accrual accounting	149	—
Accounts receivable - unbilled	6,012	8,925
Capitalized software	1,757	—
Other	333	—
Total deferred tax liabilities-current	8,251	8,925
Net deferred tax liabilities-current	$1,849	$1,811

	As of September 30,
	2001	2002
Deferred tax assets (liabilities)-non-current:
Stock option compensation	$1,260	$1,182
Amortization of goodwill	1,011	(174)
Depreciation	—	1,469
Capitalized software	—	(2,798)
Other	455	321
Net deferred tax asset-non-current	$2,726	$—

Cash paid for income taxes during the years ended September 30, 2000, 2001 and 2002 was $23,748, $19,753 and $17,915, respectively.

Approximately 87% of the Company's total goodwill is expected to be deductible for income tax purposes.

14.  Shareholders’ Equity

Follow-on Public Offering

The Company completed a public offering (the “follow-on offering”) of common stock during June 2001. Of the 4,255,000 shares of common stock sold in the follow-on offering, 3,255,000 shares were sold by selling shareholders and 1,000,000 shares were sold by the Company, generating $31,680 in proceeds to the Company, net of offering expenses.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first day of the quarter or the last day of the quarter, whichever is lower. During fiscal 2000, 2001 and 2002, respectively, the Company issued approximately 66,900, 69,100 and 69,100 shares of common stock pursuant to this plan at an average price of $24.53, $26.19 and $29.63 per share.

Stock Repurchase Program

In May 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $30,000 of the Company’s common stock. In June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30,000 of the Company’s common stock. During the year ended September 30, 2002, the Company repurchased 1,871,869 shares. At September 30, 2002, $15,916 remained available for future stock repurchases under the program.

Stock Option Plans

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock.

The vesting period and share price for awards are determined by the Company’s Board of Directors at the date of grant. Options generally vest over a period of four years and expire ten years after the date of grant. As of September 30, 2002, the Company’s Board of Directors had reserved 6.6 million shares of common stock for issuance under the Company’s stock option plans. At September 30, 2002, 1.9 million shares remained available for grants under the Company’s option plans.

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the date of grant is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the fiscal year ended September 30, 2002 was $342.

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

Pro forma information regarding net income has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black–Scholes method with the following assumptions: volatility of 66% for 2000, 62% for 2001 and 59% for 2002; risk free interest rate of 5.7% for 2000, 4.2% for 2001 and 3.0% for 2002; dividend yield 0%; and an expected life of the option of 4.4 years in 2000, 6.0 years in 2001 and 5.7 years in 2002. The grant-date weighted average fair value per option of options granted was $14.77 in 2000, $13.24 in 2001 and $16.56 in 2002.

For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to reflect such expense over the options’ vesting period. For the years ended September 30, 2000, 2001 and 2002, pro forma net income and pro forma net income per share resulting from the adjustment for stock option compensation was as follows:

	Year ended September 30,
	2000	2001	2002
Net income	$30,468	$36,246	$40,346
SFAS 123 compensation expense, net of taxes	(6,351)	(7,006)	(7,112)
Net income, as adjusted	$24,117	$29,240	$33,234

Net income per share, as adjusted:
Basic	$1.15	$1.35	$1.47
Diluted	$1.13	$1.30	$1.43

A summary of the Company’s stock option activity for the years ended September 30, 2000, 2001 and 2002 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 1999	1,818,241	$21.79
Activity during fiscal 2000:
Granted	1,642,143	26.10
Exercised	(60,092)	10.69
Canceled due to termination	(181,064)	25.72
Outstanding at September 30, 2000	3,219,228	23.98
Activity during fiscal 2001:
Granted	1,169,459	21.90
Exercised	(790,865)	23.67
Canceled due to termination	(108,397)	24.79
Outstanding at September 30, 2001	3,489,425	23.33
Activity during fiscal 2002:
Granted	460,180	29.76
Exercised	(326,418)	20.63
Canceled due to termination	(246,094)	23.65
Outstanding at September 30, 2002	3,377,093	24.44

The following table provides certain information with respect to stock options outstanding at September 30, 2002:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$ 0.01 - $ 1.46	196,585	$1.42	4.3
$ 12.31 - $20.44	401,666	19.93	7.5
$ 20.75 - $26.25	1,457,092	22.45	7.9
$ 26.25 - $46.03	1,321,750	31.43	7.5
	3,377,093	24.44	7.5

The following table provides certain information with respect to stock options exercisable at September 30, 2002:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$ 0.01 - $ 1.46	196,585	$1.42
$ 12.31 - $20.44	185,916	19.33
$ 20.75 - $26.25	689,910	22.89
$ 26.25 - $46.03	659,446	30.44
	1,731,857	22.95

15.  Commitments and Contingencies

Litigation

On December 5, 2000, the Village of Maywood, Illinois (the “Village”) sued Unison MAXIMUS, Inc. (“Unison”), a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois. (The Company acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of the Company). The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The action is in the discovery and motion phase and no trial date has been set. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47 million. The Company and Unison believe that report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations. A substantial portion of payments to the Company from United States government agencies is subject to adjustments upon audit by the agency with which the Company has contracted. Audits through 1993 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

The Company has employment agreements with 42 of its executives and other employees with terms of the employment obligations ending between 2003 and 2006.

16.  Concentrations of Credit Risk and Major Clients

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled, on uncompleted contracts. To date, these financial instruments have been derived from contract revenue earned primarily from federal, state and local government agencies located in the United States.

There was no revenue from transactions with a single federal, state or local customer amounting to 10% or more of the Company’s consolidated revenue for the years ended September 30, 2001 and 2002. Revenue from contracts with one state, principally by the Health Services Group, was 12% of the Company’s consolidated revenue for the year ended September 30, 2000.

17.  Business Segments

During fiscal 2002, the Company reorganized its business into four reportable operating segments in order to better focus and manage its healthcare outsourcing work, which had been part of the Government Operations Group. Accordingly, prior period segment data has been reclassified to reflect current period presentation of segment information.

The following table provides certain financial information for each business segment:

	2000	2001	2002
Revenue:
Consulting Group	$119,917	$146,826	$137,939
Health Services Group	100,630	134,537	156,975
Human Services Group	120,547	138,248	146,525
Systems Group	58,070	67,649	77,259
Total	$399,164	$487,260	$518,698

Gross profit:
Consulting Group	$49,982	$67,413	$64,886
Health Services Group	23,496	24,032	27,556
Human Services Group	27,487	31,310	32,217
Systems Group	25,579	28,678	37,003
Total	$126,544	$151,433	$161,662

Income from operations:
Consulting Group	$22,299	$36,847	$30,965
Health Services Group	13,321	11,946	13,846
Human Services Group	9,978	14,447	12,125
Systems Group	5,912	3,800	7,403
Total	$51,510	$67,040	$64,339

Identifiable assets:
Consulting Group	$60,981	$63,648	$68,279
Health Services Group	28,408	40,934	35,567
Human Services Group	43,751	34,708	46,176
Systems Group	65,458	66,595	85,968
Corporate	58,305	141,830	116,100
Total	$256,903	$347,715	$352,090

Capital expenditures:
Consulting Group	$1,444	$3,219	$980
Health Services Group	14	23	1,612
Human Services Group	4	19	1,087
Systems Group	3,640	4,045	6,783
Corporate	2,674	3,841	2,451
Total	$7,776	$11,147	$12,913

Depreciation and amortization:
Consulting Group	$1,998	$2,366	$1,753
Health Services Group	154	155	404
Human Services Group	393	1,055	788
Systems Group	3,100	5,353	2,965
Corporate	648	1,151	1,374
Total	$6,293	$10,080	$7,284

Revenue from foreign operations was $2,871 and $9,262 for fiscal years 2001 and 2002 and was not significant during fiscal year 2000. Total assets of foreign operations were $13,549 at September 30, 2002 and were not significant at September 30, 2001.

18.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2001 and 2002. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2000	March 31, 2001	June 30, 2001	Sept. 30, 2001
	(In thousands, except per share data)
Fiscal Year 2001
Revenue:
Consulting Group	$33,038	$37,181	$40,616	$35,991
Health Services Group	28,874	31,587	35,850	38,226
Human Services Group	30,440	34,233	34,804	38,771
Systems Group	16,894	17,256	19,362	14,137
Total revenue	109,246	120,257	130,632	127,125

Gross profit:
Consulting Group	12,575	17,073	19,796	17,969
Health services Group	5,643	6,056	6,326	6,006
Human Services Group	5,974	7,732	7,340	10,265
Systems Group	7,800	7,350	7,050	6,478
Total gross profit	31,992	38,211	40,512	40,718
Income from operations	10,849	16,343	19,665	20,183
Income before cumulative effect of accounting change (1)	6,515	9,657	11,781	12,149
Net income	2,659	9,657	11,781	12,149

Earnings per share:
Income before cumulative effect of accounting change:
Basic	$0.31	$0.46	$0.55	$0.53
Diluted	$0.30	$0.44	$0.53	$0.51

Net income:
Basic	$0.13	$0.46	$0.55	$0.53
Diluted	$0.12	$0.44	$0.53	$0.51

(1)                                  During fiscal 2001, the Company changed its method of accounting for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Effective October 1, 2000, the Company recorded the cumulative effect of the accounting change.

	Quarter Ended
	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002
	(In thousands, except per share data)
Fiscal Year 2002
Revenue:
Consulting Group	$33,403	$35,009	$34,518	$35,009
Health Services Group	40,155	34,567	41,514	40,739
Human Services Group	37,180	34,403	37,625	37,317
Systems Group	18,832	17,974	19,433	21,020
Total revenue	129,570	121,953	133,090	134,085
Gross profit:
Consulting Group	15,530	16,560	15,508	17,288
Health Services Group	8,468	2,657	8,171	8,260
Human Services Group	7,549	6,958	9,072	8,638
Systems Group	8,029	9,029	10,180	9,765
Total gross profit	39,576	35,204	42,931	43,951
Income from operations	17,993	11,365	17,805	17,176
Net income	11,236	7,067	11,104	10,939

Earnings per share:
Basic	$0.49	$0.31	$0.49	$0.50
Diluted	$0.47	$0.30	$0.48	$0.50

ITEM 9.                             Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

PART III

ITEM 10.                      Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers and Directors and Other Significant Employees of the Registrant” in Part I hereof and the remainder is incorporated herein by reference from the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “PROPOSAL 1: Election of Directors” in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2003 (the “Proxy Statement”).

ITEM 11.                      Executive Compensation.

The response to this item is incorporated herein by reference from the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management.

The response to this item is contained in part under the caption “Equity Compensation Plan Information” in Part II hereof and the remainder is incorporated herein by reference from the section captioned “Security Ownership of Management and Five Percent Owners” in the Proxy Statement.

ITEM 13.                      Certain Relationships and Related Transactions.

The response to this item is incorporated herein by reference from the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

ITEM 14.                      Controls and Procedures.

a)             Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b)            Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 15.                      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements.
The consolidated financial statements are listed under Item 8 of this report.

	2.	Financial Statement Schedules.
None.

	3.	Exhibits.
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)		Reports On Form 8-K.
No Current Reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December 2002.

MAXIMUS, Inc.

By:	/s/ DAVID V. MASTRAN
David V. Mastran President and Chief Executive Officer

Each undersigned person hereby constitutes and appoints David V. Mastran, Richard A. Montoni and David R. Francis, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 2002, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that which each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. MASTRAN	President, Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2002
David V. Mastran

/s/ RICHARD A. MONTONI	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2002
Richard A. Montoni

/s/ RUSSELL BELIVEAU	Director	December 20, 2002
Russell Beliveau

/s/ LYNN P. DAVENPORT	Director	December 20, 2002
Lynn P. Davenport

/s/ THOMAS A. GRISSEN	Director	December 20, 2002
Thomas A. Grissen

/s/ JOHN J. HALEY	Director	December 20, 2002
John J. Haley

/s/ PETER B. POND	Chairman of the Board of Directors	December 20, 2002
Peter B. Pond

/s/ MARILYN R. SEYMANN	Director	December 20, 2002
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 20, 2002
James R. Thompson, Jr.

CERTIFICATIONS

I, David V. Mastran, certify that:

1.               I have reviewed this annual report on Form 10-K of MAXIMUS, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ David V. Mastran
David V. Mastran
President and Chief Executive Officer

CERTIFICATIONS

I, Richard A. Montoni, certify that:

1.               I have reviewed this annual report on Form 10-K of MAXIMUS, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Company, as amended. (1)

3.2	Amended and Restated By-laws of Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan. (5)*

10.4	Amendment No. 1 to 1997 Employee Stock Purchase Plan. (6)*

10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (7)*

10.6	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and David M. Johnson. Filed herewith.*

10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Thomas A. Grissen. (8)*

10.8	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and James M. Paulits. (1)*

10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (5)*

10.10	California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health Services of the State of California. (4)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1	Power of Attorney, contained on signature page hereto.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

99.2	Section 906 CEO Certification. Filed herewith

99.3	Section 906 CFO Certification. Filed herewith

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

(3)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12997) on May 14, 2002 and incorporated herein by reference.

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

(7)                                  Filed as an exhibit to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12997) on May 14, 2002 and incorporated herein by reference.

(8)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12997) on May 17, 1999 and incorporated herein by reference.