Form 10-Q
period 2002-12-31
MAXIMUS INC
filed 2003-02-13
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Class	Outstanding at February 5, 2003
Common Shares, no par value	21,206,611

MAXIMUS, Inc.

Quarterly Report on Form 10–Q

For the Quarter Ended December 31, 2002

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	December 31, 2002
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,965	$84,235
Marketable securities	160	160
Accounts receivable - billed	108,074	114,938
Accounts receivable - unbilled	25,102	32,161
Prepaid expenses and other current assets	7,123	7,716
Total current assets	235,424	239,210
Property and equipment, at cost	39,612	40,676
Less: Accumulated depreciation and amortization	(14,206)	(15,431)
Property and equipment, net	25,406	25,245
Software development costs	19,024	19,609
Less: Accumulated amortization	(4,908)	(5,868)
Software development, net	14,116	13,741
Goodwill, net	68,812	70,781
Intangible assets, net	6,540	6,920
Other assets	1,792	1,503
Total assets	$352,090	$357,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$10,739
Accrued compensation and benefits	19,726	17,132
Deferred revenue	12,939	13,819
Income taxes payable	2,325	5,560
Deferred income taxes	1,811	1,878
Other current liabilities	1,794	1,803
Total current liabilities	49,462	50,931
Other liabilities	499	518
Total liabilities	49,961	51,449

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,509,444 and 21,191,351 shares issued and outstanding at September 30, 2002 and December 31, 2002, at stated amount, respectively	144,156	137,823
Accumulated other comprehensive income	24	19
Retained earnings	157,949	168,109
Total shareholders’ equity	302,129	305,951
Total liabilities and shareholders’ equity	$352,090	$357,400

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2001	2002
Revenue	$129,570	$132,691
Cost of revenue	89,994	90,430
Gross profit	39,576	42,261
Selling, general and administrative expenses	21,320	25,617
Non-cash equity based compensation	—	256
Amortization of acquisition-related intangibles	263	280
Income from operations	17,993	16,108
Interest and other income	733	547
Income before income taxes	18,726	16,655
Provision for income taxes	7,490	6,579
Net income	$11,236	$10,076

Earnings per share:
Net income:
Basic	$0.49	$0.48
Diluted	$0.47	$0.47

Weighted average shares outstanding:
Basic	23,101	21,224
Diluted	24,017	21,492

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2001	2002
Cash flows from operating activities:
Net income	$11,236	$10,076

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	671	1,226
Amortization	701	1,241
Deferred income taxes	663	62
Tax benefit due to option exercises	457	84
Non-cash equity based compensation	—	256

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	718	(6,826)
Accounts receivable - unbilled	(4,795)	(7,059)
Prepaid expenses and other current assets	(2,546)	(624)
Other assets	506	290
Accounts payable	(333)	(404)
Accrued compensation and benefits	(4,760)	(2,594)
Deferred revenue	(2,091)	872
Income taxes payable	2,980	3,235
Other liabilities	74	(92)

Net cash provided by (used in) operating activities	3,481	(257)

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2,291)
Purchases of property and equipment	(1,069)	(1,041)
Decrease in notes receivable	30	46
Capitalization of software development costs	(1,663)	(585)
Decrease in marketable securities	(24,039)	—

Net cash used in investing activities	(26,741)	(3,871)

Cash flows from financing activities:
Employee stock transactions	3,919	908
Repurchases of common stock	—	(7,498)
Net payments on borrowings	(62)	(12)

Net cash provided by (used in) financing activities	3,857	(6,602)

Net decrease in cash and cash equivalents	(19,403)	(10,730)

Cash and cash equivalents, beginning of period	114,108	94,965

Cash and cash equivalents, end of period	$94,705	$84,235

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three-Month Periods Ended December 31, 2002 and 2001

(Dollars in thousands, except per share amounts)

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002, included in the Company’s Annual Report on
Form 10-K for the year ended September 30, 2002 (File No. 1-12997) filed with the Securities and Exchange Commission on December 20, 2002.

2. Business Combinations

In fiscal 2003, the Company acquired the business described below in a business combination accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired business since the date of acquisition.

On October 1, 2002, the Company acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”) for $1,898. Per the terms of the agreement, additional consideration may be paid resulting from new contracts awarded to the Company during annual performance periods from April 2002 through April 2005. In conjunction with the purchase, the Company recorded goodwill of $1,238 and intangible assets, primarily non-competition agreements and customer relationships, of $660, which have been assigned to the Human Services Group business segment. Themis operates the Family Maintenance Enforcement Program in the Province of British Columbia, Canada. This program is designed to ensure family maintenance payments are made pursuant to the Family Maintenance Enforcement Act. The primary reason for acquiring Themis was to expand the Company’s presence and services to international markets.

3. Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill for the three months ended December 31, 2002 are as follows (in thousands):

	Consulting Group	Health Services Group	Human Services Group	Systems Group	Total
Balance as of September 30, 2002	$10,113	$1,792	$17,944	$38,963	$68,812
Acquisition of Themis	—	—	1,238	—	1,238
Additional consideration on prior acquisitions	—	—	717	14	731
Balance as of December 31, 2002	$10,113	$1,792	$19,899	$38,977	$70,781

Intangible assets from acquisitions, which consist primarily of non-competition agreements, technology-based intangibles, and customer relationships, are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately eight years. The estimated amortization expense for the years ending September 30, 2003, 2004, 2005, 2006 and 2007 is $1,089, $1,027, $972, $957, and $905, respectively.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2002		As of December 31, 2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Non-competition agreements	$3,065	$2,709	$3,225	$2,746
Technology-based intangibles	1,500	50	1,500	107
Customer contracts and relationships	5,200	466	5,700	652
Total	$9,765	$3,225	$10,425	$3,505

4. Commitments and Contingencies

Litigation

On December 5, 2000, the Village of Maywood, Illinois (the “Village”) sued Unison MAXIMUS, Inc. (“Unison”), a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois. The Company acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of the Company. The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The action is in the discovery and motion phase and no trial date has been set. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47 million. The Company and Unison believe that report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

5. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended December 31,
	2001	2002
Numerator:
Net income	$11,236	$10,076

Denominator:
Weighted average shares outstanding	23,101	21,224
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	916	268
Denominator for diluted earnings per share	24,017	21,492

6. Stock Repurchase Program

In May 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $30,000 of the Company’s common stock. In June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30,000 of the Company’s common stock. During the three-month period ended December 31, 2002, the Company repurchased 379,800 shares. At December 31, 2002, $8,859 remained available for future stock repurchases under the program.

7. Restricted Stock Units

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the three-month period ended December 31, 2002 was $256.

8. Employee Stock Option Plan

The Company accounts for its employee stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock option based employee compensation cost is reflected in net income, as all employee stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the periods indicated.

	Three Months Ended December 31,
	2001	2002
Net income, as reported	$11,236	$10,076

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,834)	(1,830)

Pro forma net income	$9,402	$8,246

Earnings per share:
Basic – as reported	$0.49	$0.48
Basic – pro forma	$0.41	$0.39

Diluted – as reported	$0.47	$0.47
Diluted – pro forma	$0.39	$0.38

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments:

	Three Months Ended December 31,
	2001	2002
Revenue:
Consulting Group	$33,403	$33,195
Health Services Group	40,155	39,524
Human Services Group	37,180	38,359
Systems Group	18,832	21,613
Total	$129,570	$132,691

Gross Profit:
Consulting Group	$15,530	$13,960
Health Services Group	8,468	9,805
Human Services Group	7,549	8,002
Systems Group	8,029	10,494
Total	$39,576	$42,261

Income from operations:
Consulting Group	$7,951	$5,139
Health Services Group	5,113	6,400
Human Services Group	3,300	1,957
Systems Group	1,629	2,612
Total	$17,993	$16,108

10. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). FAS 148 amends certain provisions of FAS 123 and is effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of adoption of FAS 148.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of program management, consulting services and systems solutions primarily to governments. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2002, we had revenue of $518.7 million and income of $40.3 million. For the three months ended December 31, 2002, we had revenue of $132.7 million and net income of $10.1 million.

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. On October 1, 2002, we acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”), located in British Columbia, Canada, for cash consideration of approximately $1.9 million. Additional consideration may be paid based on Themis achieving certain future performance objectives. In conjunction with the purchase, we recorded approximately $1.2 million of goodwill and $0.7 million of intangible assets, which has been assigned to the Human Services Group business segment.

Results of Operations – Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands, except per share data)
Revenue	$129,570	$132,691
Cost of revenue	89,994	90,430
Gross profit	$39,576	$42,261

Gross margin percentage	30.5%	31.8%
Selling, general and administrative	$21,320	$25,617
Net income	$11,236	$10,076
Earnings per share:
Net income:
Basic	$0.49	$0.48
Diluted	$0.47	$0.47

Our consolidated revenue increased 2.4% for the three months ended December 31, 2002 compared to the same period in fiscal 2002. Excluding revenue related to acquisitions, we had an overall decline in revenue of 3.8% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

Our gross margin was 31.8% for the three months ended December 31, 2002 compared to 30.5% for the same period in the 2002 fiscal year. Gross margin increased 130 basis points for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

Selling, general and administrative expense (“SG&A”) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education and training), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market and grow the Company, including our proposal facilities and systems, and new finance, operational, and compliance personnel. The increase was also due to SG&A related to businesses acquired in fiscal 2002.

Our provision for income tax for the three-month periods ended December 31, 2002 was 39.5% of income before income taxes as compared to 40.0% for the three-month periods ended December 31, 2001.

Net income for the three months ended December 31, 2002 was $10.1 million, or $0.47 per diluted share, compared with net income of $11.2 million, or $0.47 per diluted share, for the three months ended December 31, 2001.

Consulting Group

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Revenue	$33,403	$33,195
Cost of revenue	17,873	19,235
Gross Profit	$15,530	$13,960

Gross Margin percentage	46.5%	42.1%

Revenue of our Consulting Group decreased 0.6% for the three months ended December 31, 2002 compared to the same period in fiscal 2002. Gross margin decreased to 42.1% for the three months ended December 31, 2002 from 46.5% for the same period in fiscal 2002. These declines were primarily due to weaknesses in our management consulting and IT consulting practices as government procurement of large system projects has weakened.

Health Services Group

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Revenue	$40,155	$39,524
Cost of revenue	31,687	29,719
Gross Profit	$8,468	$9,805

Gross Margin percentage	21.1%	24.8%

Revenue of our Health Services Group decreased 1.6% for the three months ended December 31, 2002 compared to the same period in fiscal 2002. This decrease was due to volume of certain existing contracts and reductions in certain discretionary components, such as mailing and advertising. Gross margin increased to 24.8% for the three months ended December 31, 2002 from 21.1% for the same period in fiscal 2002. This increase was due primarily to improved project profitability.

Human Services Group

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Revenue	$37,180	$38,359
Cost of revenue	29,631	30,357
Gross Profit	$7,549	$8,002

Gross Margin percentage	20.3%	20.9%

Revenue of our Human Services Group increased 3.2% for the three months ended December 31, 2002 compared to the same period in fiscal 2002. This increase was principally due to $7.5 million of revenue from entities acquired in fiscal 2002. Gross margins were 20.9% for the three months ended December 31, 2002 and 20.3% for the same period in fiscal 2002, which is considered comparable.

Systems Group

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Revenue	$18,832	$21,613
Cost of revenue	10,803	11,119
Gross Profit	$8,029	$10,494

Gross Margin percentage	42.6%	48.6%

Revenue of our Systems Group increased 14.8% for the three months ended December 31, 2002 compared to the same period in fiscal 2002. This increase was due to new contracts won by certain divisions within the Group and to revenue of $0.5 million from entities acquired in fiscal 2002. Gross margin increased to 48.6% for the three months ended December 31, 2002 from 42.6% for the same period in fiscal 2002. This increase was primarily due to increased software license revenue, which carries higher gross margins.

Other (income) expenses

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Non-cash equity based compensation	—	$256
Percentage of revenue	—	0.2%

Amortization of acquisition related intangibles	$263	$280
Percentage of revenue	0.2%	0.2%

Interest and other income	$(733)	$(547)
Percentage of revenue	0.6%	0.4%

We recognized $256 of non-cash equity-based compensation expense for the three-month period ended December 31, 2002 related to the issuance of restricted stock units in May 2002. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $214, which amount may increase if certain earnings targets are achieved.

Interest and other income decreased due to less cash on hand and lower interest rates.

Liquidity and Capital Resources

	Three Months Ended December 31,
	2001	2002
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$3,481	$(257)
Investing activities	(26,741)	(3,871)
Financing activities	3,857	(6,602)
Net decrease in cash and cash equivalents	$(19,403)	$(10,730)

For the three months ended December 31, 2002, cash used in our operations was $0.3 million as compared to cash provided by our operations of $3.5 million for the three months ended December 31, 2001. Cash used in operating activities for the three months ended December 31, 2002 primarily consisted of net income of $10.1 million plus non-cash items aggregating $2.9 million offset by net uses of working capital of $13.3 million. Non-cash items included $2.5 million of depreciation and amortization. The net uses of working capital reflect an increase in accounts receivable-billed and accounts receivable-unbilled totaling $13.9 million offset by and an increase in deferred revenue of $0.9 million. During the three months ended December 31, 2001, cash provided by operating activities consisted primarily of net income of $11.2 million plus non-cash items of $2.5 million offset by net uses of working capital of $10.2 million. Non-cash items included $1.4 million of depreciation and amortization. The net uses of working capital were primarily due to an increase in accounts receivable-unbilled of $4.8 million, a decrease in deferred revenue of $2.1 million and a decrease in accrued compensation of $4.7 million. Cash flow was affected in the first quarter of both fiscal years because we accrue for incentive compensation throughout the fiscal year and make payments to employees in the first quarter.

For the three months ended December 31, 2002, cash used in investing activities was $3.9 million as compared to $26.7 million for the three months ended December 31, 2001. Cash used in investing activities for the three months ended December 31, 2002 primarily consisted of $2.3 million for acquisitions of business, expenditures for capitalized software costs totaling $0.6 million and purchases of property and equipment of $1.0 million. During the three months ended December 31, 2001, we used $24.0 million in cash in investing activities primarily as a result of decreases in marketable securities and for expenditures related to capitalized software costs totaling $1.7 million and purchases of property and equipment of $1.0 million.

For the three months ended December 31, 2002, cash used in financing activities was $6.6 million as compared to cash provided by financing activities of $3.9 million for the three months ended December 31, 2001. Cash used in financing activities for the three months ended December 31, 2002 primarily consisted of $7.5 million of common stock repurchases offset by $0.9 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the three months ended December 31, 2001 consisted primarily of $3.9 million of proceeds from sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

In May 2000, our Board of Directors authorized the repurchase, at management’s discretion, of up to $30.0 million of our common stock. In June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. In July 2002, the Board of Directors authorized the repurchase, at management’s discretion, of up to an additional $30.0 million of our common stock. During the three-month period ended December 31, 2002 we repurchased 379,800 shares. At December 31, 2002, $8.9 million remained authorized for future stock repurchases under the program.

Our working capital at December 31, 2002 was $188.3 million. At December 31, 2002, we had cash, cash equivalents, and marketable securities of $84.4 million and no debt. Management believes this strong liquidity and financial position allows the Company to continue its stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions.

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

Revenue recognition. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting Group). Also, some contracts contain “not-to-exceed” provisions. For the three months ended December 31, 2002, revenue from fixed-price contracts was approximately 32% of total revenue; revenue from cost-plus contracts was approximately 20% of total revenue; revenue from performance-based contracts was approximately 36% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts as services are provided using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to clients. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Consulting Group, Health Services Group and Human Services Group. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Management uses its judgment and experience to estimate cost of revenue expected on projects. Our ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

The Company also licenses software under non-cancelable license agreements. License fee revenue is recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the client. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor-specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization to software is recognized under the percentage-of-completion method.

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

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward–looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q for the period ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

Item 4.  Controls and Procedures.

a)             Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b)            Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits. The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K. We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date:	February 13, 2003	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, David V. Mastran, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of MAXIMUS, Inc.;

2.                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
/s/ David V. Mastran
David V. Mastran
President and Chief Executive Officer

CERTIFICATION

I, Richard A. Montoni, certify that:

1.                       I have reviewed this quarterly report on Form 10-Q of MAXIMUS, Inc.;

2.                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003
/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

99.2	Section 906 Principal Executive Officer Certification. Filed herewith.

99.3	Section 906 Principal Financial Officer Certification. Filed herewith.