Form 10-Q
period 2003-03-31
MAXIMUS INC
filed 2003-05-15
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-12997

MAXIMUS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1000588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road Reston, Virginia	20190
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Class	Outstanding at May 5, 2003
Common Shares, no par value	20,710,388

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2003

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	March 31, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,965	$92,623
Marketable securities	160	140
Accounts receivable - billed	108,074	111,313
Accounts receivable - unbilled	25,102	29,839
Prepaid expenses and other current assets	7,123	7,518

Total current assets	235,424	241,433

Property and equipment, at cost	39,612	43,018
Less accumulated depreciation and amortization	(14,206)	(16,814)

Property and equipment, net	25,406	26,204

Software development costs	19,024	20,719
Less accumulated amortization	(4,908)	(6,829)

Software development, net	14,116	13,890

Goodwill, net	68,812	71,291
Intangible assets, net	6,540	6,647
Other assets	1,792	2,115

Total assets	$352,090	$361,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$13,459
Accrued compensation and benefits	19,726	18,361
Deferred revenue	12,939	16,080
Income taxes payable	2,325	3,163
Deferred income taxes	1,811	1,938
Other current liabilities	1,794	1,766

Total current liabilities	49,462	54,767
Other liabilities	499	414

Total liabilities	49,961	55,181

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,509,444 and 20,888,289 shares issued and outstanding at September 30, 2002 and March 31, 2003, at stated amount, respectively	144,156	131,109
Accumulated other comprehensive income	24	42
Retained earnings	157,949	175,248

Total shareholders’ equity	302,129	306,399

Total liabilities and shareholders’ equity	$352,090	$361,580

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Revenue	$121,953	$130,663	$251,523	$263,354
Cost of revenue	86,749	92,077	176,743	182,507

Gross profit	35,204	38,586	74,780	80,847
Selling, general and administrative expenses	23,589	27,059	44,909	52,676
Non-cash equity based compensation	—	256	—	512
Amortization of acquisition-related intangibles	250	273	513	553

Income from operations	11,365	10,998	29,358	27,106
Interest and other income	670	390	1,403	937

Income before income taxes	12,035	11,388	30,761	28,043
Provision for income taxes	4,968	4,498	12,458	11,077

Net income	$7,067	$6,890	$18,303	$16,966

Earnings per share:
Basic	$0.31	$0.33	$0.79	$0.80

Diluted	$0.30	$0.32	$0.76	$0.79

Weighted average shares outstanding:
Basic	23,142	21,092	23,121	21,159
Diluted	23,850	21,329	23,937	21,419

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2002	2003

Cash flows from operating activities:
Net income	$18,303	$16,966

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,147	2,608
Amortization	1,613	2,474
Deferred income taxes	1,331	294
Tax benefit due to option exercises	915	333
Non-cash equity based compensation	—	512

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	455	(3,201)
Accounts receivable - unbilled	(3,155)	(4,738)
Prepaid expenses and other current assets	(3,307)	(1,253)
Other assets	470	259
Accounts payable	(1,151)	2,316
Accrued compensation and benefits	(3,650)	(1,365)
Deferred revenue	(5,024)	3,132
Income taxes payable	1,084	838
Other liabilities	99	(187)

Net cash provided by operating activities	9,130	18,988

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,100)	(2,801)
Purchases of property and equipment	(4,148)	(3,382)
Decrease in notes receivable	90	136
Capitalization of software development costs	(3,415)	(1,695)
Decrease in marketable securities	1,040	30

Net cash used in investing activities	(10,533)	(7,712)

Cash flows from financing activities:
Employee stock transactions	6,556	1,906
Repurchases of common stock	(5,279)	(15,465)
Net payments on capital leases	(123)	(59)

Net cash provided by (used in) financing activities	1,154	(13,618)

Net decrease in cash and cash equivalents	(249)	(2,342)

Cash and cash equivalents, beginning of period	114,108	94,965

Cash and cash equivalents, end of period	$113,859	$92,623

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three-Month and Six-Month Periods Ended March 31, 2003 and 2002

(Dollars in thousands, except per share amounts)

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

On October 1, 2002, the Company acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”) for $1,898. Per the terms of the agreement, additional consideration may be paid resulting from new contracts awarded to the Company during annual performance periods from April 2002 through April 2005. In conjunction with the purchase, the Company recorded goodwill of $1,238 and intangible assets, primarily non-competition agreements and customer relationships, of $660, which have been assigned to the Human Services Group business segment. Themis operates the Family Maintenance Enforcement Program in the Province of British Columbia, Canada. This program is designed to ensure family maintenance payments are made pursuant to the Family Maintenance Enforcement Act. The primary reason for acquiring Themis was to expand the Company’s presence and services in international markets.

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows (in thousands):

	Consulting Group	Health Services Group	Human Services Group	Systems Group	Total

Balance as of September 30, 2002	$10,113	$1,792	$17,944	$38,963	$68,812
Acquisition of Themis	—	—	1,238	—	1,238
Goodwill reclassification of prior acquisition			3,698	(3,698)	—
Additional consideration on prior acquisitions	—	—	1,144	97	1,241
Balance as of March 31, 2003	$10,113	$1,792	$24,024	$35,362	$71,291

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

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2002		As of March 31, 2003
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Non-competition agreements	$3,065	$2,709	$3,225	$2,782
Technology-based intangibles	1,500	50	1,500	157
Customer contracts and relationships	5,200	466	5,700	839
Total	$9,765	$3,225	$10,425	$3,778

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

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-

MAXIMUS (“DMG” – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (“CSA”). In 2002 both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (“Project”). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $700,000 in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services.  In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10 million. The Company believes the claim is without merit and intends to defend the action vigorously. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

5. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Numerator:
Net income	$7,067	$6,890	$18,303	$16,966

Denominator:
Weighted average shares outstanding	23,142	21,092	23,121	21,159
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	708	237	816	260
Denominator for diluted earnings per share	23,850	21,329	23,937	21,419

6. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90 million of the Company’s common stock.  In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six-month period ended March 31, 2003, the Company repurchased approximately 750,000 shares. At March 31, 2003, $31.6 million remained available for future stock repurchases under the program.

7. Restricted Stock Units

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The

RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the six-month period ended March 31, 2003 was $512.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation for the periods indicated (dollars in thousands, except per share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Net income, as reported	$7,067	$6,890	$18,303	$16,966

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,738)	(1,777)	(3,572)	(3,607)

Pro forma net income	$5,329	$5,113	$14,731	$13,359

Earnings per share:
Basic – as reported	$0.31	$0.33	$0.79	$0.80
Basic – pro forma	$0.23	$0.24	$0.64	$0.63

Diluted – as reported	$0.30	$0.32	$0.76	$0.79
Diluted – pro forma	$0.22	$0.24	$0.62	$0.62

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Revenue:
Consulting Group	$35,009	$33,566	$68,412	$66,761
Health Services Group	34,567	39,884	74,722	79,408
Human Services Group	34,403	36,014	71,583	74,373
Systems Group	17,974	21,199	36,806	42,812
Total	$121,953	$130,663	$251,523	$263,354

Gross Profit:
Consulting Group	$16,560	$14,090	$32,090	$28,050
Health Services Group	2,657	9,407	11,125	19,212
Human Services Group	6,958	6,306	14,507	14,308
Systems Group	9,029	8,783	17,058	19,277
Total	$35,204	$38,586	$74,780	$80,847

Income from operations:
Consulting Group	$8,425	$5,132	$16,376	$10,271
Health Services Group	(1,011)	5,270	4,102	11,670
Human Services Group	2,273	166	5,573	2,123
Systems Group	1,678	430	3,307	3,042
Total	$11,365	$10,998	$29,358	$27,106

10. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.  Issue 00-21 provides guidance on how and when to recognize revenue on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and to record the income statement impact as the cumulative effect of a change in accounting principle.  The Company intends to adopt Issue 00-21 prospectively. While management is still evaluating the impact of Issue 00-21, it does not expect that the adoption of Issue 00-21 will have a significant impact on the Company's financial position and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of program management, consulting services and systems solutions primarily to governments. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2002, we had revenue of $518.7 million and net income of $40.3 million. For the six months ended March 31, 2003, we had revenue of $263.4 million and net income of $17.0 million.

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

Results of Operations – Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands, except per share data)

Revenue	$121,953	$130,663	$251,523	$263,354
Cost of revenue	86,749	92,077	176,743	182,507
Gross profit	$35,204	$38,586	$74,780	$80,847

Gross margin percentage	28.9%	29.5%	29.7%	30.7%
Selling, general and administrative	$23,589	$27,059	$44,909	$52,676
Net income	$7,067	$6,890	$18,303	$16,966

Earnings per share:
Basic	$0.31	$0.33	$0.79	$0.80
Diluted	$0.30	$0.32	$0.76	$0.79

Our consolidated revenue increased 7.1% for the three months ended March 31, 2003 compared to the same period in fiscal 2002. Excluding revenue related to acquisitions, our consolidated revenue for the three months ended March 31, 2003 remained unchanged when compared to the three months ended March 31, 2002. Our consolidated revenue increased 4.7% for the six months ended March 31, 2003 compared to the same period in fiscal 2002. Excluding revenue related to acquisitions, we had an overall decline in revenue of 1.7% for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

Financial results for the three months ended March 31, 2003 were impacted by delays in contract signings, work start delays, and some program scope reductions. These factors are primarily reflective of continued state budget pressures, which trend is expected to continue in the short-term.

Our gross margin increased to 29.5% for the three months ended March 31, 2003, an increase of 60 basis points, compared to 28.9% for the same period in the 2002 fiscal year. Our gross margin increased to 30.7% for the six months ended March 31, 2003, an increase of 100 basis points, compared to 29.7% for the same period in the 2002 fiscal year.

Selling, general and administrative expense (“SG&A”) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education and training), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in the three months and six months ended March 31, 2003 compared to the same periods in fiscal 2002 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market and grow the Company, including our proposal facilities and systems, and new finance, operational, and compliance personnel. The increase was also due to additional SG&A related to businesses acquired in fiscal 2002.

Our provision for income tax for the three-month and six-month periods ended March 31, 2003 was 39.5% of income before income taxes as compared to 41.3% and 40.5% for the three-month and six-month periods ended March 31, 2002, respectively.

Net income for the three months ended March 31, 2003 was $6.9 million, or $0.32 per diluted share, compared with net income of $7.1 million, or $0.30 per diluted share, for the three months ended March 31, 2002. Net income for the six months ended March 31, 2003 was $17.0 million, or $0.79 per diluted share, compared with net income of $18.3 million, or $0.76 per diluted share, for the six months ended March 31, 2002.

Consulting Group

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$35,009	$33,566	$68,412	$66,761
Cost of revenue	18,449	19,476	36,322	38,711
Gross Profit	$16,560	$14,090	$32,090	$28,050

Gross Margin percentage	47.3%	42.0%	46.9%	42.0%

Revenue of our Consulting Group decreased 4.1% for the three months ended March 31, 2003 compared to the same period in fiscal 2002, and decreased 2.4% for the six months ended March 31, 2003 compared to the same period in fiscal 2002. Gross margin decreased to 42.0% for the three months ended March 31, 2003 from 47.3% for the same period in fiscal 2002, and decreased to 42.0% for the six months ended March 31, 2003 from 46.9% for the same period in fiscal 2002. These declines in revenue and gross margin were primarily due to continued weaknesses in our management consulting and IT consulting practices as government procurement of large system projects has declined.

Health Services Group

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$34,567	$39,884	$74,722	$79,408
Cost of revenue	31,910	30,477	63,597	60,196
Gross Profit	$2,657	$9,407	$11,125	$19,212

Gross Margin percentage	7.7%	23.6%	14.9%	24.2%

Revenue of our Health Services Group increased 15.4% for the three months ended March 31, 2003 compared to the same period in fiscal 2002, and increased 6.3% for the six months ended March 31, 2003 compared to the same period in fiscal 2002. These increases were due primarily to expanded volume of certain existing contracts and increases in certain discretionary components, such as revenue from project related mailing and advertising activities. Gross margin increased to 23.6% for the three months ended March 31, 2003 from 7.7% for the same period in fiscal 2002, and to 24.2% for the six months ended March 31, 2003 from 14.9% for the same period in fiscal 2002. These improvements were due primarily to improved project profitability in fiscal 2003. Fiscal 2002 results were adversely impacted by losses related to a certain project, which losses were non-recurring.

Human Services Group

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$34,403	$36,014	$71,583	$74,373
Cost of revenue	27,445	29,708	57,076	60,065
Gross Profit	$6,958	$6,306	$14,507	$14,308

Gross Margin percentage	20.2%	17.5%	20.3%	19.2%

Revenue of our Human Services Group increased 4.7% for the three months ended March 31, 2003 compared to the same period in fiscal 2002. This increase was principally due to $8.1 million of revenue from entities acquired in fiscal 2002, including approximately $0.5 million resulting from the resolution of pre-acquisition gain contingencies at APG. Revenue of our Human Services Group increased 3.9% for the six months ended March 31, 2003 compared to the same period in fiscal 2002. This increase was principally due to $15.7 million of revenue from entities acquired in fiscal 2002, including approximately $1.2 million resulting from the resolution of pre-acquisition gain contingencies at APG.  Gross margins decreased to 17.5% for the three months ended March 31, 2003 from 20.2% for the same period in fiscal 2002, and to 19.2% for the six months ended March 31, 2003 from 20.3% for the same period in fiscal 2002. The fiscal 2003 results of the Human Services Group reflects weakened demand in certain lines of business, particularly Workforce Services where we have experienced certain program reductions.

Systems Group

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$17,974	$21,199	$36,806	$42,812
Cost of revenue	8,945	12,416	19,748	23,535
Gross Profit	$9,029	$8,783	$17,058	$19,277

Gross Margin percentage	50.2%	41.4%	46.3%	45.0%

Revenue of our Systems Group increased 17.9% for the three months ended March 31, 2003 compared to the same period in fiscal 2002. This increase was due to new contracts won by certain divisions within the Group and to revenue of $0.5 million from entities acquired in fiscal 2002. Revenue of our Systems Group increased 16.3% for the six months ended March 31, 2003 compared to the same period in fiscal 2002. This increase was due to new contracts won by certain divisions within the Group and to revenue of $1.0 million from entities acquired in fiscal 2002. Gross margin decreased to 41.4% for the three months ended March 31, 2003 from 50.2% for the same period in fiscal 2002, and decreased to 45.0% for the six months ended March 31, 2003 from 46.3% for the same period in fiscal 2002. These decreases were primarily due to declines in software license revenue, which carries higher gross margins.

Other (income) expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
	(dollars in thousands)
Non-cash equity based compensation	—	$256	—	$512
Percentage of revenue	—	0.2%	—	0.2%

Amortization of acquisition related intangibles	$250	$273	$513	$553
Percentage of revenue	0.2%	0.2%	0.2%	0.2%

Interest and other income	$(670)	$(390)	$(1,403)	$(937)
Percentage of revenue	0.5%	0.3%	0.6%	0.4%

We recognized approximately $0.3 million and $0.5 million of non-cash equity-based compensation expense for the three-month and six-month periods ended March 31, 2003, respectively, related to the issuance of restricted stock units in May 2002. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.2 million, which amount may increase if certain earnings targets are achieved.

Interest and other income decreased due to less average cash on hand and lower interest rates.

Liquidity and Capital Resources

	Six Months Ended March 31,
	2002	2003
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$9,130	$18,988
Investing activities	(10,533)	(7,712)
Financing activities	1,154	(13,618)
Net decrease in cash and cash equivalents	$(249)	$(2,342)

For the six months ended March 31, 2003, cash provided by our operations was $19.0 million as compared to cash provided of $9.1 million for the six months ended March 31, 2002. Cash provided by operating activities for the six months ended March 31, 2003 primarily consisted of net income of $17.0 million plus non-cash items aggregating $6.2 million offset by net uses of working capital of $4.2 million. Non-cash items included $5.1 million of depreciation and amortization. The net uses of working capital reflect an increase in accounts receivable-billed and accounts receivable-unbilled totaling $7.9 million offset by an increase in deferred revenue of $3.1 million. During the six months ended March 31, 2002, cash provided by operating activities consisted primarily of net income of $18.3 million plus non-cash items of $5.0 million offset by net uses of working capital of $14.2 million. Non-cash items included $2.8 million of depreciation and amortization. The net uses of working capital were primarily due to an increase in accounts receivable-unbilled of $2.7 million, a decrease in deferred revenue of $5.0 million and a decrease in accrued compensation of $3.7 million.

For the six months ended March 31, 2003, cash used in investing activities was $7.7 million as compared to $10.5 million for the six months ended March 31, 2002. Cash used in investing activities for the six months ended March 31, 2003 primarily consisted of $2.8 million for acquisitions of businesses, $1.7 million for expenditures for capitalized software costs, and purchases of property and equipment of $3.4 million. During the six months ended March 31, 2002, we used $4.1 million for the acquisition of a business, $3.4 million for expenditures related to capitalized software costs, and purchases of property and equipment of $4.1 million.

For the six months ended March 31, 2003, cash used in financing activities was $13.6 million as compared to cash provided by financing activities of $1.2 million for the six months ended March 31, 2002. Cash used in financing activities for the six months ended March 31, 2003 primarily consisted of $15.5 million of common stock repurchases offset by $2.0 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the six months ended March 31, 2002 primarily consisted of common stock repurchases of $5.3 million offset by $6.6 million of proceeds from sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the six-month period ended March 31, 2003, we repurchased approximately 750,000 shares. At March 31, 2003, $31.6 million remained available for future stock repurchases under the program.

Our working capital at March 31, 2003 was $186.7 million. At March 31, 2003, we had cash, cash equivalents, and marketable securities of $92.8 million and no debt. Management believes this strong liquidity and financial position allows the Company to continue its stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions.

Our management believes that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Revenue recognition. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting Group). Also, some contracts contain “not-to-exceed” provisions. For the six months ended March 31, 2003, revenue from fixed-price contracts was approximately 32% of total revenue; revenue from cost-plus contracts was approximately 18% of total revenue; revenue from performance-based contracts was approximately 38% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts as services are provided using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to clients. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. Certain of these costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed.  These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Consulting Group, Health Services Group and Human Services Group. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

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

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q for the period ended March 31, 2003.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 18, 2003, our shareholders voted as follows:

(a)                                  To elect Lynn P. Davenport, Thomas A. Grissen, and David V. Mastran as Class III Directors of the Company for a three-year term.

Nominee	Total Votes For	Total Votes Withheld
Lynn P. Davenport	18,991,618	1,291,972
Thomas A. Grissen	18,991,618	1,291,972
David V. Mastran	18,985,518	1,298,072

Peter B. Pond, James R. Thompson, Jr., Lynn P. Davenport, Russell A. Beliveau, John J. Haley, and Marilyn R. Seymann continued their terms in office after the meeting.

(b)                                 To consider the proposal submitted by a shareholder regarding establishing a policy and practice of expensing the costs of future grants of executive stock options.

Total Votes For the Proposal	7,394,181
Total Votes Against the Proposal	10,932,722
Abstentions	55,699
Broker Non-votes	1,900,988

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)         Reports on Form 8-K. We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 14, 2003	By:	/s/ Richard A. Montoni
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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

99.2	Section 906 Principal Executive Officer Certification. Filed herewith.

99.3	Section 906 Principal Financial Officer Certification. Filed herewith.