Form 10-Q
period 2003-06-30
MAXIMUS INC
filed 2003-08-13
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Class	Outstanding at August 4, 2003
Common Shares, no par value	20,889,421

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2002	June 30, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,965	$89,501
Restricted cash	—	1,829
Marketable securities	160	140
Accounts receivable - billed	108,074	120,826
Accounts receivable - unbilled	25,102	28,803
Prepaid expenses and other current assets	7,123	7,385
Total current assets	235,424	248,484
Property and equipment, at cost	39,612	44,421
Less accumulated depreciation and amortization	(14,206)	(18,077)
Property and equipment, net	25,406	26,344
Software development costs	19,024	21,978
Less accumulated amortization	(4,908)	(7,769)
Software development costs, net	14,116	14,209
Deferred contract costs	—	1,148
Goodwill, net	68,812	80,574
Intangible assets, net	6,540	7,536
Other assets	1,792	1,954
Total assets	$352,090	$380,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$20,397
Accrued compensation and benefits	19,726	20,689
Deferred revenue	12,939	22,147
Income taxes payable	2,325	2,495
Deferred income taxes	1,811	1,210
Other current liabilities	1,794	239
Total current liabilities	49,462	67,177
Other liabilities	499	534
Total liabilities	49,961	67,711
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,509,444 and 20,742,566 shares issued and outstanding at September 30, 2002 and June 30, 2003, at stated amount, respectively	144,156	128,170
Accumulated other comprehensive income (loss)	24	(34)
Retained earnings	157,949	184,402
Total shareholders’ equity	302,129	312,538
Total liabilities and shareholders’ equity	$352,090	$380,249

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Revenue	$133,090	$141,741	$384,613	$405,095
Cost of revenue	90,159	99,321	266,902	281,828
Gross profit	42,931	42,420	117,711	123,267
Selling, general and administrative expenses	24,861	27,408	69,770	80,084
Non-cash equity based compensation	85	214	85	726
Amortization of acquisition-related intangibles	180	311	693	864
Income from operations	17,805	14,487	47,163	41,593
Interest and other income	858	331	2,261	1,268
Income before income taxes	18,663	14,818	49,424	42,861
Provision for income taxes	7,559	5,853	20,017	16,930
Net income	$11,104	$8,965	$29,407	$25,931

Earnings per share:
Basic	$0.49	$0.43	$1.28	$1.23
Diluted	$0.48	$0.43	$1.24	$1.22

Weighted average shares outstanding:
Basic	22,695	20,731	22,979	21,016
Diluted	23,226	21,015	23,711	21,285

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2002	2003

Cash flows from operating activities:
Net income	$29,407	$25,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,064	3,872
Amortization	2,508	3,725
Deferred income taxes	6,628	(435)
Tax benefit due to option exercises	1,225	523
Non-cash equity based compensation	85	726

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	6,932	(11,323)
Accounts receivable - unbilled	(6,170)	(3,702)
Prepaid expenses and other current assets	(1,750)	(707)
Deferred contract costs	—	(1,148)
Other assets	418	262
Accounts payable	(2,685)	8,785
Accrued compensation and benefits	(1,804)	100
Deferred revenue	(4,299)	8,795
Income taxes payable	1,343	169
Other liabilities	1,141	(1,545)
Net cash provided by operating activities	35,043	34,028

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,673)	(13,532)
Purchases of property and equipment	(5,408)	(4,574)
(Increase) decrease in notes receivable	(241)	188
Capitalization of software development costs	(4,242)	(2,954)
Increase in restricted cash	—	(1,829)
Decrease in marketable securities	1,106	30
Net cash used in investing activities	(21,458)	(22,671)

Cash flows from financing activities:
Employee stock transactions	8,223	3,682
Repurchases of common stock	(24,669)	(20,394)
Net payments on capital leases	(200)	(109)
Net cash used in financing activities	(16,646)	(16,821)
Net decrease in cash and cash equivalents	(3,061)	(5,464)
Cash and cash equivalents, beginning of period	114,108	94,965
Cash and cash equivalents, end of period	$111,047	$89,501

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three-Month and Nine-Month Periods Ended June 30, 2003 and 2002

(Dollars in thousands, except per share amounts)

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements as of September 30, 2002 and 2001 and for each of the three years in the period ended September 30, 2002, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (File No. 1-12997) filed with the Securities and Exchange Commission on December 20, 2002.

2. Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs, and will be amortized over five years as services are provided under the contract, beginning January 2004.

3. Business Combinations

In fiscal 2003, the Company acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the dates of their respective acquisition.

On October 1, 2002, the Company acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”) for $1,669. Per the terms of the acquisition agreement, additional consideration may be paid resulting from new contracts awarded to the Company during annual performance periods from April 2002 through April 2005. In conjunction with the purchase, the Company recorded goodwill of $1,009 and intangible assets, primarily non-competition agreements and customer relationships, of $660, which have been assigned to the Human Services business segment. Themis operates the Family Maintenance Enforcement Program in the Province of British Columbia, Canada. This program is designed to ensure family maintenance payments are made pursuant to the Family Maintenance Enforcement Act. The primary reason for acquiring Themis was to expand the Company’s presence and services in international markets.

On May 1, 2003, the Company acquired the National Misdemeanant Private Probation Operations business of B.I. Incorporated (referred to as "Correctional Services") for $10,525. In conjunction with the purchase, the Company recorded goodwill of $9,077 and intangible assets, primarily non-competition agreements and customer relationships, of

$1,200, which have been assigned to the Human Services business segment. The Correctional Services business constitutes one of the largest providers of community corrections services in the United States and provides programming that includes treatment groups and education classes and drug and alcohol testing and monitoring. The primary reasons for acquiring the Correctional Services business was to expand the Company’s presence in the correction services market and to strategically complement the Company’s current service offerings in the human services area.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows (in thousands):

	Consulting	Health Services	Human Services	Systems	Total

Balance as of September 30, 2002	$10,113	$1,792	$17,944	$38,963	$68,812
Acquisition of Themis	—	—	1,009	—	1,009
Acquisition of Correctional Services	—	—	9,077	—	9,077
Goodwill reclassification of prior acquisition	—	—	3,698	(3,698)	—
Additional consideration on prior acquisitions	—	—	1,641	35	1,676
Balance as of June 30, 2003	$10,113	$1,792	$33,369	$35,300	$80,574

Intangible assets from acquisitions, which consist primarily of non-competition agreements, technology-based intangibles, and customer relationships, are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately eight years. The estimated amortization expense for the years ending September 30, 2003, 2004, 2005, 2006 and 2007 is $1,189, $1,267, $1,212, $1,197, and $1,145, respectively.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2002			As of June 30, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,065	$2,709	$356	$3,425	$2,820	$605
Technology-based intangibles	1,500	50	1,450	1,500	210	1,290
Customer contracts and relationships	5,200	466	4,734	6,700	1,059	5,641
Total	$9,765	$3,225	$6,540	$11,625	$4,089	$7,536

5. Commitments and Contingencies

Litigation

On December 5, 2000, the Village of Maywood, Illinois (the “Village”) sued Unison MAXIMUS, Inc. (“Unison”), a wholly-owned subsidiary of the Company, in the Circuit Court of Cook County, Illinois. The Company acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of the Company. The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The action is in the discovery and motion phase and no trial date has been set. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47.0 million. The Company and Unison believe that the report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-MAXIMUS (“DMG” – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (“CSA”). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (“Project”). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services.  In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10.0 million. The Company believes the claim is without merit and intends to defend the action vigorously. The matter has been tendered to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

Financial Instruments – Letter of Credit

In June 2003, the Company issued a standby letter of credit facility totaling $20.0 million that may be called by a customer in the event the Company defaults under the terms of the Company’s contract with that customer. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization ("EBITDA") and require the maintenance of certain cash balances.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Net income	$11,104	$8,965	$29,407	$25,931

Denominator:
Weighted average shares outstanding	22,695	20,731	22,979	21,016
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	531	284	732	269
Denominator for diluted earnings per share	23,226	21,015	23,711	21,285

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock.  In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine-month period ended June 30, 2003, the Company repurchased approximately 1,003,000 shares. At June 30, 2003, $27.8 million remained available for future stock repurchases under the program.

8. Restricted Stock Units

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the nine-month period ended June 30, 2003 was $0.7 million.

9. Employee Stock Option Plan

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to stock-based employee compensation for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands, except per share data)
Net income, as reported	$11,104	$8,965	$29,407	$25,931

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(1,813)	(1,501)	(5,385)	(5,108)

Pro forma net income	$9,291	$7,464	$24,022	$20,823

Earnings per share:
Basic – as reported	$0.49	$0.43	$1.28	$1.23
Basic – pro forma	$0.41	$0.36	$1.05	$0.99

Diluted – as reported	$0.48	$0.43	$1.24	$1.22
Diluted – pro forma	$0.40	$0.36	$1.01	$0.98

10. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Consulting	$34,518	$37,466	$102,930	$104,227
Health Services	42,704	40,923	118,983	123,032
Human Services	38,085	38,521	110,883	112,894
Systems	17,783	24,831	51,817	64,942
Total	$133,090	$141,741	$384,613	$405,095

Gross Profit:
Consulting	$15,508	$15,422	$47,598	$43,472
Health Services	8,588	8,532	20,081	28,474
Human Services	9,339	7,592	24,493	21,900
Systems	9,496	10,874	25,539	29,421
Total	$42,931	$42,420	$117,711	$123,267

Income from operations:
Consulting	$6,492	$7,075	$22,868	$17,346
Health Services	4,668	3,986	8,150	15,398
Human Services	3,808	294	9,417	2,417
Systems	2,837	3,132	6,728	6,432
Total	$17,805	$14,487	$47,163	$41,593

11. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force issued a final consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how and when to recognize revenue on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and to record the income statement impact as the cumulative effect of a change in accounting principle. The Company adopted Issue 00-21 prospectively. Management does not expect that the adoption of Issue 00-21 will have a significant impact on the Company’s financial position or results of operations.

12. Subsequent Event

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire equipment pursuant to an equipment lease agreement. Rental installments for equipment leased will be payable over a 60-month period at a rate of 3.05%, subject to certain adjustments, commencing in January 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2002, we had revenue of $518.7 million and net income of $40.3 million. For the nine months ended June 30, 2003, we had revenue of $405.1 million and net income of $25.9 million.

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base.

On October 1, 2002, we acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”), located in British Columbia, Canada, for cash consideration of approximately $1.7 million. Additional consideration may be paid based on Themis achieving certain future performance objectives. In conjunction with the purchase, we recorded approximately $1.0 million of goodwill and $0.7 million of intangible assets, which has been assigned to the Human Services business segment.

On May 1, 2003, we acquired the National Misdemeanant Private Probation Operations business of B. I. Incorporated (referred to as "Correctional Services") for approximately $10.5 million. In conjunction with the purchase, we recorded goodwill of $9.1 million and intangible assets, primarily non-competition agreements and customer relationships, of $1.2 million, which have been assigned to the Human Services business segment. The Correctional Services business constitutes one of the largest providers of community corrections services in the United States and provides programming that includes treatment groups and education classes and drug and alcohol testing and monitoring. The primary reasons for acquiring the Correctional Services business was to expand our presence in the correction services market and to strategically complement our current service offerings in the human services area.

Results of Operations – Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands, except per share data)

Revenue	$133,090	$141,741	$384,613	$405,095
Cost of revenue	90,159	99,321	266,902	281,828
Gross profit	$42,931	$42,420	$117,711	$123,267

Gross margin percentage	32.3%	29.9%	30.6%	30.4%
Selling, general and administrative	$24,861	$27,408	$69,770	$80,084
Net income	$11,104	$8,965	$29,407	$25,931

Earnings per share:
Basic	$0.49	$0.43	$1.28	$1.23
Diluted	$0.48	$0.43	$1.24	$1.22

Our revenue increased 6.5% for the three months ended June 30, 2003 compared to the same period in fiscal 2002. Excluding revenue of $5.5 million related to acquisitions in fiscal 2002 and 2003, our revenue for the three months ended June 30, 2003 increased 2.4% when compared to the three months ended June 30, 2002. Our revenue increased 5.3% for the nine months ended June 30, 2003 compared to the same period in fiscal 2002. Excluding revenue of $20.0 million related to acquisitions in fiscal 2002 and 2003, we had an overall increase in revenue of 0.1% for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

Our gross margin decreased to 29.9% for the three months ended June 30, 2003, a decrease of 2.4%, compared to 32.3% for the same period in the 2002 fiscal year. Our gross margin was 30.4% for the nine months ended June 30, 2003, a decrease of 0.2%, compared to 30.6% for the same period in the 2002 fiscal year.

Selling, general and administrative expense (“SG&A”) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, training and non-chargeable labor costs), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in the three months and nine months ended June 30, 2003 compared to the same periods in fiscal 2002 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. The increase was also due to additional SG&A related to businesses acquired in fiscal 2002 and 2003.

Our provision for income taxes for the three-month and nine-month periods ended June 30, 2003 was 39.5% of income before income taxes as compared to 40.5% for the three-month and nine-month periods ended June 30, 2002. These decreases were due primarily to differences in the amounts of certain expense items and some recently implemented tax reduction strategies.

Net income for the three months ended June 30, 2003 was $9.0 million, or $0.43 per diluted share, compared with net income of $11.1 million, or $0.48 per diluted share, for the three months ended June 30, 2002. Net income for the nine months ended June 30, 2003 was $25.9 million, or $1.22 per diluted share, compared with net income of $29.4 million, or $1.24 per diluted share, for the nine months ended June 30, 2002. These declines in net income are attributed primarily to general weaknesses in the state government markets due to current state fiscal conditions.

Consulting Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$34,518	$37,466	$102,930	$104,227
Cost of revenue	19,010	22,044	55,332	60,755
Gross profit	$15,508	$15,422	$47,598	$43,472

Gross margin percentage	44.9%	41.2%	46.2%	41.7%

Revenue of our Consulting segment increased 8.5% for the three months ended June 30, 2003 compared to the same period in fiscal 2002, and increased 1.3% for the nine months ended June 30, 2003 compared to the same period in fiscal 2002. These increases were attributable primarily to growth in our financial services practice as well as our education business. Gross margin decreased to 41.2% for the three months ended June 30, 2003 from 44.9% for the same period in fiscal 2002, and decreased to 41.7% for the nine months ended June 30, 2003 from 46.2% for the same period in fiscal 2002. These declines in gross margin were primarily due to competitive pressures as well as weaknesses in the management consulting and IT consulting practices as government procurement of traditional consulting services and large system projects has declined.

Health Services Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$42,704	$40,923	$118,983	$123,032
Cost of revenue	34,116	32,391	98,902	94,558
Gross profit	$8,588	$8,532	$20,081	$28,474

Gross margin percentage	20.1%	20.8%	16.8%	23.1%

Revenue of our Health Services segment decreased 4.2% for the three months ended June 30, 2003 compared to the same period in fiscal 2002, and increased 3.4% for the nine months ended June 30, 2003 compared to the same period in fiscal 2002. These changes were due primarily to variations in volume of certain existing enrollment broker contracts and changes in certain discretionary components, such as revenue from project-related mailing and advertising activities. Gross margin increased to 20.8% for the three months ended June 30, 2003 from 20.1% for the same period in fiscal 2002, and to 23.1% for the nine months ended June 30, 2003 from 16.8% for the same period in fiscal 2002. These improvements were due primarily to improved profitability on certain projects in fiscal 2003. Fiscal 2002 results were adversely impacted by losses related to a certain project, which losses were non-recurring.

Human Services Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$38,085	$38,521	$110,883	$112,894
Cost of revenue	28,746	30,929	86,390	90,994
Gross profit	$9,339	$7,592	$24,493	$21,900

Gross margin percentage	24.5%	19.7%	22.0%	19.4%

Revenue of our Human Services segment increased 1.1% for the three months ended June 30, 2003 compared to the same period in fiscal 2002. The increase in revenue included $5.9 million of revenue from entities acquired in fiscal 2002 and 2003 ($2.3 million of which was from the Correctional Services business aquired on May 1, 2003) and approximately $0.4 million of revenue resulting from the resolution of pre-acquisition gain contingencies at APG, Inc. (“APG”). Revenue of our Human Services segment increased 1.8% for the nine months ended June 30, 2003 compared to the same period in fiscal 2002. The increase in revenue included $20.2 million of revenue from entities acquired in fiscal 2002 and 2003 and approximately $1.7 million of revenue resulting from the resolution of pre-acquisition gain contingencies at APG. Gross margins decreased to 19.7% for the three months ended June 30, 2003 from 24.5% for the same period in fiscal 2002, and to 19.4% for the nine months ended June 30, 2003 from 22.0% for the same period in fiscal 2002. The fiscal 2003 financial results of the Human Services segment reflects weakened demand in certain lines of business, particularly Workforce Services where we have experienced certain program reductions.

Systems Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands)

Revenue	$17,783	$24,831	$51,817	$64,942
Cost of revenue	8,287	13,957	26,278	35,521
Gross profit	$9,496	$10,874	$25,539	$29,421

Gross margin percentage	53.4%	43.8%	49.2%	45.3%

Revenue of our Systems segment increased 39.6% for the three months ended June 30, 2003 compared to the same period in fiscal 2002. Revenue of our Systems segment increased 25.3% for the nine months ended June 30, 2003 compared to the same period in fiscal 2002. These revenue increases were primarily due to new contracts awarded to certain divisions within the segment. Gross margin decreased to 43.8% for the three months ended June 30, 2003 from 53.4% for the same period in fiscal 2002, and decreased to 45.3% for the nine months ended June 30, 2003 from 49.2% for the same period in fiscal 2002. These decreases were primarily due to declines in software license revenue, which carries higher gross margins.

Other (income) expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
	(dollars in thousands)
Non-cash equity based compensation	$85	$214	$85	$726
Percentage of revenue	—	0.1%	—	0.2%

Amortization of acquisition related intangibles	$180	$311	$693	$864
Percentage of revenue	0.1%	0.2%	0.2%	0.2%

Interest and other income	$(858)	$(331)	$(2,261)	$(1,268)
Percentage of revenue	0.6%	0.2%	0.6%	0.3%

We recognized approximately $0.2 million and $0.7 million of non-cash equity-based compensation expense for the three-month and nine-month periods ended June 30, 2003, respectively, related to the issuance of restricted stock units in May 2002. In future quarters, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.2 million, which amount may increase if certain earnings targets are achieved.

Interest and other income decreased due to less average cash on hand and lower interest rates.

Liquidity and Capital Resources

	Nine Months Ended June 30,
	2002	2003
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$35,043	$34,028
Investing activities	(21,458)	(22,671)
Financing activities	(16,646)	(16,821)
Net decrease in cash and cash equivalents	$(3,061)	$(5,464)

For the nine months ended June 30, 2003, cash provided by our operations was $34.0 million, compared to cash provided of $35.0 million for the nine months ended June 30, 2002. Cash provided by operating activities for the nine months ended June 30, 2003 primarily consisted of net income of $25.9 million plus non-cash items aggregating $8.4 million offset by net uses of working capital of $0.3 million. Non-cash items included $7.6 million of depreciation and amortization. The net uses of working capital reflect an increase in accounts receivable-billed and accounts receivable-unbilled totaling $15.0 million offset by an increase in deferred revenue of $8.8 million. During the nine months ended June 30, 2002, cash provided by operating activities consisted primarily of net income of $29.4 million plus non-cash items of $12.5 million offset by net uses of working capital of $6.9 million. Non-cash items included $4.6 million of depreciation and amortization. The net uses of working capital were primarily due to a decrease in deferred revenue of $4.3 million.

For the nine months ended June 30, 2003, cash used in investing activities was $22.7 million, compared to $21.5 million for the nine months ended June 30, 2002. Cash used in investing activities for the nine months ended June 30, 2003 primarily consisted of $13.5 million for acquisitions of businesses, $3.0 million for expenditures for capitalized software costs, and purchases of property and equipment of $4.6 million. During the nine months ended June 30, 2002, we used $12.7 million for the acquisition of a business, $4.2 million for expenditures related to capitalized software costs, and purchases of property and equipment of $5.4 million.

For the nine months ended June 30, 2003, cash used in financing activities was $16.8 million, compared to $16.6 million for the nine months ended June 30, 2002. Cash used in financing activities for the nine months ended

June 30, 2003 primarily consisted of $20.4 million of common stock repurchases offset by $3.7 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for the nine months ended June 30, 2002 primarily consisted of common stock repurchases of $24.7 million offset by $8.2 million of proceeds from sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the nine-month period ended June 30, 2003, we repurchased approximately 1.0 million shares. At June 30, 2003, $27.8 million remained available for future stock repurchases under the program.

Our working capital at June 30, 2003 was $181.3 million. At June 30, 2003, we had cash, cash equivalents, (excluding restricted cash) and marketable securities of $89.6 million and no debt. We believe this strong liquidity and financial position allows us to continue our stock repurchase program, depending on the price of our common stock, and to pursue selective acquisitions.

Under the provisions of a recently awarded long-term contract, we expect to incur certain reimbursable transition period costs of up to $18.2 million through December 31, 2003. During this transition period, these expenditures will result in the use of our cash or in us entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the sixty months of the contract operating period, commencing January 2004. Also under the provisions of this contract, we issued a standby letter of credit facility totaling $20.0 million that may be called by a customer in the event we default under the terms of our contract with that customer. The facility contains financial covenants that establish minimum levels of tangible net worth and EBITDA and require the maintenance of certain cash balances.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

We believe that we do not have significant off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds or letters of credit. Also, we do not speculate in derivative transactions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue recognition. Our revenue is generated from contracts with various payment arrangements,

including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting segment). Also, some contracts contain “not-to-exceed” provisions. For the nine months ended June 30, 2003, revenue from fixed-price contracts was approximately 33% of total revenue; revenue from cost-plus contracts was approximately 18% of total revenue; revenue from performance-based contracts was approximately 37% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts as services are provided using the percentage of completion method, which relies on estimates of total expected contract revenue and costs. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to clients. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. Certain of these direct costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Consulting segment, Health Services segment and Human Services segment. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our management uses its judgment and experience to estimate cost of revenue expected on projects. Our management’s ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our management’s estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the client.

We also license software under non-cancelable license agreements. License fee revenue is recognized when a non-cancelable license agreement is in force, the product has been shipped, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the client. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor-specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

Human Services segment and Health Services segment contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2002, our average Human Services segment and Health Services segment contract duration was approximately 2.5 years. Our Consulting segment contracts had performance periods ranging from one month to approximately two years. Our average Systems segment contract duration was one year.

Impairment of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. We elected to adopt FAS 141 and 142 effective

October 1, 2001, and as a result, amortization of goodwill was discontinued as of October 1, 2001. Upon adoption, the required impairment tests were performed. Results of these impairment tests did not generate any impairment loss. Goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of the business operations with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government clients; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

Item 4.   Controls and Procedures.

        (a)  Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this quarterly report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

        (b)  Changes in Internal Control over Financial Reporting

                There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)           Exhibits.  The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)           Reports on Form 8-K.

During the quarter ended June 30, 2003, the Registrant filed the following Current Reports on Form 8-K:

1)             Current Report on Form 8-K (Items 7 and 9) was filed on April 3, 2003 to update the Company’s earnings outlook for the fiscal year ending September 30, 2003;

2)             Current Report on Form 8-K (Item 12) was filed on May 6, 2003 to announce the Company’s financial results for the quarter ended March 31, 2003; and

3)             Current Report on Form 8-K (Item 5) was filed on May 23, 2003 to disclose certain financial information reflecting a division reorganization within the Company’s principal operating segments.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: August 13, 2003	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.