Form 10-K
period 2003-09-30
MAXIMUS INC
filed 2003-12-19
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

Commission file number:  1-12997

MAXIMUS, INC.

(Exact Name of Registrant as Specified in Its Charter)

VIRGINIA	54-1000588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road, Reston, Virginia 20190
(Address of Principal Executive Offices Including Zip Code)

(703) 251-8500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

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

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2003 was $334,253,705 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day. (On the same basis, the aggregate value of the outstanding voting stock, including shares held by affiliates was $443,249,493).

There were 21,513,979 shares of the registrant’s Common Stock outstanding as of December 9, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on March 18, 2004, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of September 30, 2003, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2003

PART I

ITEM 1.                             Business.

General

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states. For the fiscal year ended September 30, 2003, we had revenue of $558.3 million and net income of $35.3 million.

Through September 30, 2003, we conducted our operations through four business segments:

•                  Consulting segment, consisting of:

•                  Financial Services Group

•                  Management Services Group

•                  Health Services segment

•                  Human Services segment

•                  Systems segment

Our Consulting segment is comprised of the Financial Services Group and Management Services Group. The Financial Services Group provides specialized consulting services such as assisting state and local agencies in maximizing and recovering federal funding for their programs; assisting schools in obtaining reimbursable Medicaid funds for health related service and administrative services; providing program planning and quality assurance services for state child welfare agencies; and providing cost allocation services to state and local governments. The Management Services Group provides general management consulting services such as asset services, technology services and management solutions. Our Health Services segment administers and directs managed care enrollment programs for State Medicaid and Children’s Health Insurance Programs (SCHIP), provides health literacy support and consulting services, and administers health systems primarily for state governments. Our Human Services segment administers and manages state and local government human service programs on a fully-outsourced basis. Examples of these programs include welfare-to-work and job readiness, child support enforcement, disability services, and correctional services. Our Systems segment provides government agencies with systems design and implementation to improve the efficiency and cost-effectiveness of their program administration. We offer our own suite of proprietary software products, including our Justice and Asset Solutions software, in addition to Enterprise Resource Planning (ERP) implementation with customized versions of popular applications such as PeopleSoft®.

We believe that we are well positioned to benefit from the continuing demand for program management, consulting services and systems solutions in an environment where governments are required to maintain or improve services to an increasing number of constituents. We believe that budget pressures, particularly at the state level, will continue to compel state and local governments to review current program operations and seek cost savings through the use of outsourcing. Much of our program management and outsourcing work is federally mandated and federally funded and, as a result, we expect the demand for our existing outsourcing programs to remain stable because of the fundamental need for governments to provide these services to their constituents. In addition, we expect state and local governments will upgrade technology to operate more cost-efficient and productive programs. To achieve these results, we believe that many government agencies will turn to outside experts, including us, for help.

Legislative Initiatives

There have been a number of legislative initiatives that have created new growth opportunities for MAXIMUS. Recent government actions have opened up new markets for MAXIMUS in the areas of election reform, homeland security and education reform.

In addition to these new market areas, MAXIMUS continues to respond to meeting the needs of government’s health and human services challenges. There are a number of legislative initiatives to reform and modify a wide range of entitlement programs such as Medicare, Medicaid, and Temporary Assistance for Needy Families (TANF). MAXIMUS is well positioned to meet the administrative, consulting, and technological needs of government that may result from legislative actions in these areas. MAXIMUS is actively monitoring these initiatives in order to respond to opportunities that may develop.

Help America Vote Act of 2002 (HAVA). Signed into law by President Bush on October 29, 2002, HAVA authorizes $3.9 billion for states to improve the operation of elections through modernization of election voting technology and voting registration systems, as well as providing for improved training of election officials and ensuring equal access for disabled voters. HAVA directs each state to develop an election modernization plan. Federal funds for each state are allocated based on a number of criteria. MAXIMUS is providing election modernization technology and services to state and local governments. Currently, we serve Orange County, California and have recently been selected by the State of Ohio as one of four approved vendors.

Maritime Transportation Security Act of 2002. The Maritime Transportation Security Act of 2002 established a number of programs to improve port security, including a requirement that all individuals entering secure areas of vessels or maritime facilities be issued a biometric transportation security card. The Act requires these cards to be issued to an individual unless he or she poses a terrorism security risk, and the Act establishes criteria for denial, including relevant felony convictions and eligibility for denial of admission to, or removal from, the United States. Our Systems segment has particular expertise in security card technology and we were hired by the U.S. Department of Homeland Security (DHS) to assist with the initial phase of development of a standard Transportation Worker Identification Credential (TWIC). We plan to pursue providing assistance to DHS in future phases of this program, which is to be competed in 2004. In addition to the TWIC program, there are a number of other homeland security initiatives being formulated at the federal, state and local levels that offer opportunities for MAXIMUS.

No Child Left Behind Act of 2001 (NCLB). NCLB was signed into law on January 8, 2002. The Act requires states to provide public school choice and supplemental services for students in failing schools; integrate scientifically-based research into comprehensive reading instruction for young children; set and monitor adequate yearly progress based on baseline 2001-02 data; issue annual report cards on school performance and statewide test results by 2002-03; implement annual, standards-based assessments in reading and math for grades 3-8 by 2005-06; and assure that all classes are taught by a qualified teacher by 2005-06. We believe that MAXIMUS SchoolMAX™, a school district-based student records management system, is well positioned to be an essential tool to help the 16,865 school districts in the 50 states and District of Columbia meet many of the requirements of NCLB. As of September 30, 2003, SchoolMAX™ was used by 83 school districts that collectively educate over 1.5 million students.

Market Overview

Our primary customers are state and local government agencies, but a small portion of our business comes from a variety of federal agencies and commercial customers as well. In fiscal 2003, approximately 82% of our total revenue was derived from state and local government agencies; 6% from federal government agencies; and 12% from other sources, such as foreign and commercial customers.

Many states faced budget deficits in fiscal year 2003 and these budgetary pressures are expected to continue into fiscal year 2004. While certain business segments experienced softness in fiscal 2003 due to the impact of reduced government spending in certain lines of business, including our Human Services segment and our Consulting segment’s Management Services Group, demand remained particularly strong for other business lines such as our Health Services segment, our Systems segment and our Consulting segment’s Financial Services Group.

Our Health Services segment maintains a solid base of recurring revenue driven by long-term program management contracts and our leading position in the Medicaid enrollment brokering market. In fiscal 2003, we were awarded a five-year $418 million contract to manage the California Healthy Families and Access to Infant and Mother Care programs for the State of California. Under this contract, MAXIMUS will serve, receive and process applications, in addition to screening candidates for potential Medi-Cal eligibility. This contract is the single largest contract award in MAXIMUS history and we expect to launch operations on January 1, 2004. A significant portion of the work MAXIMUS performs in its health business is federally mandated and federally funded. The Systems segment experienced an increase in demand across most products and services including our Justice Solutions, ERP Solutions, Asset Solutions and smart card product lines. In the case of our Systems segment, funding is often derived from other sources such as fees and fines, and therefore, the segment has reduced exposure to shifts in state economic cycles. Demand also continues to remain strong in our Consulting segment’s Financial Services Group, where we seek to maximize and recover additional federal funds for states, local governments and school systems. These services are particularly attractive during challenging fiscal cycles as states seek additional sources of revenue and funding.

Softness in our Human Services segment and our Consulting segment’s Management Services Group was attributable primarily to the impact of reduced government spending. Weakness in the Human Services segment was largely a result of cutbacks in discretionary spending from our government customers in several workforce services contracts. We have reduced costs and expanded our service offerings (voter systems and correctional services) and geographic reach in an effort to offset the weakness in our traditional Human Service markets. Softness in our Consulting segment’s Management Services Group was a result of government spending reductions on discretionary budget items such as information technology (IT) and management consulting projects. In addition to balancing resources with demands, we initiated increased marketing in our education business to compensate for decreased demand in other areas of the Management Services Group.

Approximately 68% of our total revenue was derived from federally-mandated and federally-funded programs as well as state and local government programs. Therefore, we believe our revenue base, including revenue from states, is insulated to a meaningful extent from state budget shortfalls. As a result, our revenue base has remained stable over the last year despite the economic slowdown. Historically, in times of both budget surpluses and deficits, state and local governments have relied on the private sector to continue to deliver services to their citizens. Therefore, we believe that as government strives to generate efficiencies to reduce costs and improve effectiveness, they will continue to seek assistance from private sector companies, including MAXIMUS, to achieve their goals.

We deliver valued-added services to government agencies by providing health and human services program management, financial and management consulting services and systems services that help governments operate more efficiently and effectively. While demand for each of our operating segments is largely contingent upon specific market factors related to individual segments, we believe that factors which impact government spending will drive increased demand for our services including such factors as:

•                  The need for states running federally mandated and federally funded programs to efficiently and cost effectively meet minimum federal requirements in order to maintain federal funding levels.

•                  The requirement of state and local governments to implement federal initiatives such as No Child Left Behind, The Help America Vote Act of 2002 and The Homeland Security Act of 2002.

•                  The desire by governments to find a turnkey solution to drive efficiency and process improvements by implementing new technology offered by a single-source service provider that can offer long-term maintenance support.

•                  The need for governments to operate more programs with the same level of resources, resulting in a desire to outsource to companies possessing greater flexibility to balance resources with demand and service as an alternative to in-house program management.

•                  The impact of budgetary constraints in state and local governments increasing their desire to seek and maximize additional federal funding to which they are entitled but may not have the knowledge or resources to secure on their own.

Competitive Advantages

We are a pioneer in offering governments a private sector alternative for the administration and management of critical government programs and offering compelling solutions for financial and management consulting and systems services. Our extensive history and solid reputation provide us with a significant competitive advantage as governments seek out and value the level of experience and brand recognition that MAXIMUS brings to its customers. The following is a detailed discussion of the competitive advantages that allow us to capitalize on various market opportunities:

Single-market focus.  We are one of the largest publicly traded companies whose primary focus is offering government customers a large portfolio of consulting, health and human services program management and systems solutions. This single-market concentration allows us to fully dedicate time and resources in providing health and human services program management, financial and management consulting services and systems solutions to government customers. Over the past 28 years, we have accumulated a detailed knowledge base and understanding of the regulation and operation of government programs that allows us to apply proven methodologies, skills and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from small firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services.  Many customers prefer or require a broad array of service capabilities. Engagements often require creative or complex solutions that must be drawn from diverse areas of expertise within our organization. Our broad range of capabilities enables us to better pursue new business opportunities and positions us as a single-source provider of program management, consulting services and systems solutions to government agencies. We have the ability to market and sell a diverse set of products and services to government customers by tapping the appropriate subject-matter experts across various operating divisions within the organization. Our acquisitions over the last several years have added products and solutions that provide us with enhanced service capabilities and an expanded base of customers.

Proven track record.  Since 1975, we have successfully and profitably applied our private sector approach to assisting governments by offering efficient, cost-effective solutions. We have successfully completed hundreds of large-scale program management, consulting and systems projects for state and local government agencies serving millions of beneficiaries. We believe that the successful execution of these projects has enhanced our reputation with government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully for new contracts.

Ability to respond to Requests For Proposals (RFPs).  Government agencies typically award contracts to third-party providers through comprehensive and complex bidding and proposal processes. With over 28 years of experience responding to RFPs, we have gained significant experience and expertise to navigate the procurement processes. The complex nature of this process creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement. We have the knowledge and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms. As a result, our proposals allow us to clearly demonstrate our ability to meet all customer requirements at a price that is both attractive to the customer and profitable to us. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our ability to respond to RFPs has contributed significantly to our success and will continue to be a key factor in our future success rates.

Proprietary program management solution.  We have developed the MAXSTAR® Human Services Application Builder, an automated case management software that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. As technology continues to evolve, we are seeking to leverage the current proprietary MAXSTAR® system by migrating it to an open architecture system utilizing a Java™ 2 Enterprise Edition (“J2EE™”) framework and components. (Java and J2EE are trademarks of Sun Microsystems, Inc.). Current e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems and programs, as well as enhanced flexibility and scalability. Our J2EE™ framework will provide us with a competitive advantage by aligning our systems and services with these critical government standards.

Experienced ManagementTeam.  We have assembled an experienced team of former government executives, state agency officials, information technology specialists and other professionals, many of whom have considerable experience in the public services industry. Because of the depth and breadth of our experience at varying levels within MAXIMUS, we understand the problems and challenges faced in the marketing, assessment and delivery of government services. Further, because government administrators are subject to changing legislative and political mandates, we have developed strong relationships with experienced consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Business Growth Strategy

Our goal is to grow by remaining a leading provider of program management, financial and management consulting services and systems solutions to government agencies. The key components of our strategy to grow the business include the following:

•                  Aggressively pursue new business opportunities and expand our customer base.  We believe that throughout our 28-year history we have been a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our proven capabilities and brand recognition continue to be critical assets as we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base.

•                  Develop complementary services for new and existing customers.  We intend to continue broadening our ranges of services in order to better respond to the evolving needs of our customers and to provide additional cross-selling opportunities. We will continue to develop innovative consulting practices, technologies and methodologies that are required by government entities in order to effectively deliver public services.

•                  Further develop and grow recurring revenue streams.  It is often mutually beneficial for us and our customers to enter into long-term relationships. Much of the work we perform for our customers is complex and contracts must be acquired through a comprehensive and complex proposal process which is highly regulated. As a result, long term contracts (three to five years with additional option years) are often the preferred method of delivery for customers. We will seek to increase our recurring revenue streams by actively marketing and securing a greater number of larger, long-term contracts. We believe that a larger base of recurring revenues will provide us with greater access to future revenue streams.

•                  Recruit and retain highly skilled professionals.  We continually strive to recruit top management and information technology professionals with the experience, skills and innovation necessary to design and implement solutions to the complex problems faced by government. We also seek to attract middle-level consultants with a proven track record in the government services field and a network of political contacts to leverage our existing management infrastructure, customer relationships and areas of expertise. In addition, we have been an employer of choice for senior government personnel who may be retiring or otherwise seeking employment in the private sector. We believe we can continue to attract and retain experienced, former government personnel by benefiting from our reputation as a premier government services consultant and our single market focus.

•                  Pursue strategic acquisitions.  We will selectively identify and pursue strategic acquisition opportunities, including acquisitions that may be larger than those we have made in the past. Acquisitions can provide us with a rapid, cost-effective method to broaden our services, increase the number of our professional consultants, expand our customer base, cross-sell additional services, enhance our technical capabilities, establish or expand our geographic presence and obtain additional skill sets.

Our Business Segments

Consulting Segment

Our Consulting segment, which generated approximately 25% of our total revenue in our 2003 fiscal year, provides specialized services such as assisting state and local agencies in maximizing federal funding for their programs (Financial Services Group); general management consulting services, and program planning and quality assurance services to state and local government agencies (Management Services Group).

Information contained within this Annual Report on Form 10-K reflects our organizational structure as of and for the period ended September 30, 2003. However, effective October 1, 2003, we implemented certain organizational changes, including the bifurcation our Consulting segment into two separate external reporting segments (i.e., the Financial Services segment and the Management Services segment). Beginning in fiscal 2004, we will provide segment disclosures in our periodic filings with the Securities and Exchange Commission which will reflect the changes in our operating segments from four to five as if we had historically operated under five segments (i.e., Financial Services, Management Services, Health Services, Human Services, and Systems). The Financial Services Group will include the following divisions: Education (school-based Medicaid claiming), Child Welfare, Revenue Services and Cost Services. The Management Services Group will include the following divisions: Technology Support, Management Solutions, Asset Services and the newly formed Federal Services division.

Financial Services Group

Education (formerly School Based Claiming) division. Our Education division undertakes school related revenue maximization projects for more than 1,500 school districts nationwide. This division also supports four education suites of services including revenue enhancement, cost reduction, compliance and educational services.

Child Welfare division. Our Child Welfare division helps state, county and community-based child welfare agencies improve the outcomes that they achieve for children and their families. These include children’s safety, attainment of permanent families, physical health, mental health, education of children in the child welfare system, and improving the functioning of families so that parents can care for their own children. The division also works to ensure that government complies with federal regulations so that incentives can be attained and penalties avoided, and to build the necessary child welfare infrastructure so that core functions such as eligibility determination, rate setting, contracting, licensing, case tracking and quality assurance are effectively executed. All services are on a payment-for-deliverable basis.

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

Cost Services division. Our Cost Services division assists local and state governments in their efforts to recover available funding from state and federal agencies, enhance revenue and operate efficiently. Service areas include local cost planning services, user fee efforts and engagements which mandate specific reporting requirements under California state law (California SB-90).

Management Services Group

Technology Support division.  Our Technology Support division provides strategic management and information technology consulting services to state health, human services, budget and finance, and public employee retirement agencies. Our experienced team of project manager professionals and information technology professionals applies industry recognized standards and methodologies throughout the system development life cycle. The division’s resources have assisted customers in planning, procuring, and implementing information systems in multiple projects across numerous states. The division’s services include business process transformation, change management and the appropriate application of information technology to improve service delivery. These services also include the application of standards-based project management, quality assurance and independent verification and validation services to assist our customers in successfully managing the development, implementation and deployment of automated systems.

Management Solutions division.  Our Management Solutions division provides a variety of consulting services to state and local government agencies, schools and universities, and the federal government, with particular emphasis on management studies, activity-based management and costing, human resources consulting, organizational development assessments, executive recruitment, and airport operations. The division develops performance metrics, conducts balanced scorecard evaluations, and develops activity-based management systems and solutions for governments. Management Solutions also conducts organizational assessments and performance reviews for a wide range of state and local agencies, including city, county, and district criminal justice, public safety, public works, code enforcement, and social service departments. The division also provides human resources and organizational development consulting services, including classification and compensation, performance appraisal systems, and policy and procedure reviews. The executive recruitment practice conducts search and placement activities for key leadership positions in government organizations. The division’s airport consulting services include business management and financial planning; retail concessions planning, development, and management; airport facility and systems planning and development.

Asset Services division.  Our Asset Services division provides support services to local, state, and federal governments, as well as hundreds of school districts and universities, assisting with the control, inventory, and management of assets. Engagements include physical inventory control, regulatory compliance and reporting, and asset valuation services. This division also supports the Government Accounting Standards Board reporting requirements for asset evaluation and management (GASB-34).

Health Services Segment

Our Health Services segment, which generated approximately 29% of our total revenue in our 2003 fiscal year, encompasses a wide range of services including the delivery of administrative services for federal and state public health programs, medical management services such as health dispute resolution and physician profiling services, as well as systems design, development, and implementation primarily for public health programs.

Health Operations Group.  The Health Operations group delivers services via three regional divisions that provide a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on state Medicaid managed care enrollment programs and state Children’s Health Insurance Programs.

Examples of services that we provide under these public health programs include:

•                                          Beneficiary/recipient outreach, education, and enrollment counseling;

•                                          Customized automated information systems;

•                                          Design and development of program educational materials;

•                                          Comprehensive customer service via on-site multi-lingual call centers;

•                                          Program data collection and reporting;

•                                          Program eligibility determination;

•                                          Premium payment processing;

•                                          Health plan encounter data analysis and reporting; and

•                                          Customer satisfaction surveys and needs assessments.

Center for Health Dispute Resolution (CHDR).  The CHDR division provides health dispute resolution for federal, state and local government agencies. An important safeguard for members of managed care plans is the right to appeal health care decisions. CHDR operates an extensive system for the independent medical review of disputed health insurance claims and is the national contractor for external appeals in the federal Medicare managed care program and the independent review contractor in more than 30 states. We also operate a Center for Health Literacy and Communication Technologies that concentrates on producing reader friendly information for low-literacy populations.

Health Systems division.  The Health Systems division provides systems development, integration and implementation services primarily to public-sector health services agencies. This division develops modern, web-based solutions for government agencies providing public services that enable the use of the Internet to lower the cost of maintaining and supporting large application systems. The division offers these services through a series of projects for state governments around the country and assists other MAXIMUS Health divisions in the deployment of new systems to support the delivery of health program operations services.

Human Services Segment

Our Human Services segment, which generated approximately 30% of our total revenue in our 2003 fiscal year, specializes primarily in the administration and management of government human services programs.

Child Support division.  The Child Support division is organized vertically into three lines of business using core expertise gained in support of local and state child support programs: 1) operating offices that provide full and specialized child support case-processing services, call center staffing, and program consulting services; 2) collecting child support, student loan, county and court debts; and 3) providing systems staffing and consultation. We have been performing some of these services since 1976, which we believe is longer than any other private sector firm in the United States. We are currently working with the management of Child Support Enforcement (“CSE”) programs in more than 20 states, providing full child support services and specialized services to over two million cases.

Workforce Services division.  The Workforce Services division manages government workforce-centered service programs in the United States and Australia. We help disadvantaged individuals transition from government assistance programs to employment and independence by providing comprehensive services, including eligibility determination, case management, job readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. We also provide employment case management services to the ex-offender population. Additionally, we offer advocacy services for youth and disabled persons in the United States and rehabilitation services in Australia, assistance to employers in accessing tax credit benefits, and research and survey solutions to government agencies through our Center for Public Studies and Surveys. In the United States, the division expanded its capabilities with a new product offering in election services. Teamed with a leading voting systems vendor, Hart Intercivic, we offer a total solution to address governments’ need to modernize their voting systems under the Help America Vote Act of 2002. We provide the overall project management, training and outreach services required to successfully implement new voting technology.

Correctional Services division.  The Correctional Services division provides a variety of non-residential, corrections services including offender assessment, case management, treatment groups, educational classes, drug and alcohol testing and the collection of fines, fees, and restitution from individuals who have been found guilty of misdemeanor offenses. The division has a 90% probation completion rate that exceeds probation completion rates of competitors and industry averages. This completion rate is two to three times higher than public agency rates, and an estimated 10-20% higher than most competitors. Using proprietary software, the division manages offender case information, activities, and related financial information.

Systems Segment

Our Systems segment, which generated approximately 16% of our total revenue in our 2003 fiscal year, provides state and local agencies with software solutions and systems design and implementation to improve the efficiency and cost-effectiveness of their program administration.

Enterprise Solutions division. The Enterprise Solutions division is a new division created to leverage a growing emphasis on technology, software product solutions and systems integration. The division consolidates a number of technology practices into a single group including the MAXIMUS Security and ID Management (smart cards) initiative and the emerging MAXChildcare™ software solution. The division also includes software development, data warehousing and the MAXIMUS Information Processing Center which is our customer-based data center and Application Service Provider (“ASP”) operations team.

ERP Solutions division.  The Enterprise Resource Planning Solutions division works primarily with government and educational entities to implement PeopleSoft® applications and provide government specific IT consulting services. The division delivers cost-efficient technology-based business solutions, including customer information systems/utility billing, financial, human resources management, payroll, procurement, and student administration systems. In addition to implementation, integration and training services, this division conducts Return On Investment assessments for major IT project endeavors.  Our ERP Solutions division is a certified PeopleSoft Consulting Alliance Partner and maintains a sizeable staff of PeopleSoft Certified Consultants and technical staff.

Asset Solutions division.  The Asset Solutions division is a leading provider of software solutions that enable organizations to more effectively manage their infrastructure assets, including facilities, fleets and transit assets, as well as fuel management and distribution for fleet and transit organizations.  Asset Solutions serves over 600 customers, including government agencies, public utilities, mass transits, educational institutions and commercial enterprises.  Asset Solutions also offers a broad range of fleet consulting services – from competitiveness assessments to business planning to information technology consulting – through its Fleet Consulting Practice. Asset Solutions’ software and industry expertise helps organizations streamline operations, achieve cost savings and improve service levels.

Justice Solutions division.  The Justice Solutions division develops, implements and supports software programs designed to increase the efficiency of state court systems. Our products include case management, docketing, scheduling and report generating software used in all stages of the judicial process. The division implements and supports a jury management software program that creates jury lists, generates notices and monitors attendance and payments. Other service offerings include a records management software solution to automate record keeping functions for county recorders’ offices, and a JailView® software application which is designed to assist law enforcement officials in the management of jails and the tracking of inmate records. The Justice Solutions division also develops and implements integrated information technology systems solutions for state criminal justice systems. We work with law enforcement agencies, courts and corrections agencies to develop systems that integrate and facilitate access to criminal justice information and records.

Educational Systems division.  Our Educational Systems division provides consulting services, technical support, and software tools to school districts, colleges and universities, hospitals, and not-for profit organizations. The division licenses SchoolMAX™, a student information system, to K-12 school districts that captures, retrieves, and aggregates all relevant student, family, and school information. The division also licenses specialized systems to top research institutions across the country to assist them in managing their research grants efficiently and effectively.

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts, revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts) but does not assume any contract renewals or extensions. Management estimates that approximately 75% of backlog at September 30, 2003 will be realized as revenue in the succeeding twelve months.

Changes in backlog result from additions for future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount of our backlog as of September 30, 2002 and 2003 was as follows:

	As of September 30,
	2002	2003
	(In millions)
Consulting	$129.3	$157.5
Health Services	244.6	491.5
Human Services	159.5	297.6
Systems	64.6	113.4
Total	$598.0	$1,060.0

Marketing and Sales

We generate leads for contracts by tracking bid notices, retaining marketing consultants, maintaining relationships with government personnel, communicating directly with current and prospective customers and, increasingly, through referrals and cross-selling initiatives. We subscribe to government RFP databases that track government bid activity and we also make every effort to ensure that we are on bidders’ lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives develop leads through on-site presentations to decision-makers.

We obtain much of our work by responding to RFPs issued by government agencies.  As such, we have developed and implemented a sophisticated RFP tracking system that provides us with real-time information about the status of existing RFPs, actions to date and deliverables with respect to those RFPs.

In conjunction with our RFP processes, we engage our Government Relations unit, which is comprised of subject matter experts and marketing consultants located in regional offices nationwide, to develop and maintain relationships with senior government representatives, elected officials and political appointees, including governors, members of the governor’s staff and the heads of state health and human services agencies, to encourage them to outsource government services. Our marketing consultants provide introductions to government personnel and provide information to us regarding the status of legislative initiatives and executive decision-making.

Competition

The market for providing our services to government agencies is generally competitive and subject to rapid change. Our Consulting segment competes with specialized consulting firms. Our Health Services segment and Human Services segment compete for program management contracts with the government services divisions of large organizations such as Affiliated Computer Services, Inc., Electronic Data Systems, Inc., and Accenture, as well as more specialized private service providers such as Policy Studies Incorporated, and local non-profit organizations such as the United Way, Goodwill Industries and Catholic Charities. Our Systems segment competes with a large number of competitors including Unisys, SAP, Oracle, BearingPoint, Accenture, Litton PRC (a Northrop Grumman Company), and Electronic Data Systems, Inc.

Seasonal Nature of Business

In general, our business is not seasonal; however, the summer and winter holiday seasons can have an effect on certain financial metrics. Reductions in working days as a result of holidays, vacations and our annual off-site strategy meeting held in October may affect our sales and accounts receivable.

Employees

As of September 30, 2003, we had 5,193 employees, consisting of 576 employees in the Consulting segment, 1,627 employees in the Health Services segment, 2,257 employees in the Human Services segment, 510 employees in the Systems segment and 223 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. As of September 30, 2003, 164 of our employees in Canada are covered by a collective bargaining agreement. We consider our relations with our employees and collective bargaining officials to be good.

Foreign Operations

We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2001, 2002, and 2003 were $2.9 million, $9.3 million and $26.7 million, respectively. We had approximately $10.5 million and $12.2 million of long-lived assets located in foreign countries at September 30, 2002 and 2003, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.maximus.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, all Section 16 filings, our Current

Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We also lease offices for management and administrative functions in connection with the performance of our contracts. At September 30, 2003, we leased 205 offices in the U.S. totaling approximately 1,022,000 square feet. In two countries outside the U.S., we leased 29 offices containing approximately 92,000 square feet. The lease terms vary from month-to-month to five-year leases and are generally at market rates.

ITEM 3.                             Legal Proceedings.

On December 5, 2000, the Village of Maywood, Illinois (the Village) sued Unison MAXIMUS, Inc. (Unison), a wholly-owned subsidiary of MAXIMUS, in the Circuit Court of Cook County, Illinois. We acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of MAXIMUS. The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The matter has tentatively been scheduled for trial in January 2004. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47.0 million. We and Unison believe that the report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to our insurance carrier. Although there is no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

On January 3, 2003, the City of San Diego served us with a complaint naming DMG-MAXIMUS (DMG – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project. CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services. In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10.0 million. We believe the claim is without merit and intend to defend the action vigorously. The matter has been tendered to our insurance carrier. Although there is no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

On December 8, 2003, David M. Johnson, one of our former officers, sued MAXIMUS, David V. Mastran, and Lynn P. Davenport in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. In October 2002, Mr. Johnson signed a four-year employment agreement with us. His complaint asserts that his employment was wrongfully terminated by the defendents, and alleges breach of contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. Mr. Johnson claims damages of at least $11.0 million. We believe that Mr. Johnson’s claims are without merit and we intend to defend the action vigorously. Although there can be no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

We are involved in various legal proceedings, including contract claims, in the ordinary course of our business. In our opinion, we do not expect the ultimate outcome of the legal proceedings or contract claims to have a material adverse effect on our financial condition or our results of operations.

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers and Directors and Other Significant Employees of the Registrant

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position

David V. Mastran	61	Chief Executive Officer and Director
Lynn P. Davenport	56	President, Chief Operating Officer and Director
Richard A. Montoni	52	Chief Financial Officer and Treasurer
David R. Francis	42	General Counsel and Secretary
John F. Boyer	56	General Manager of the Health Services Strategic Business Unit
Robert J. Fallon	59	General Manager of the Human Services Strategic Business Unit
Thomas A. Grissen	44	General Manager of the Technical Services Strategic Business Unit and Director
Peter B. Pond	59	Chairman of the Board of Directors
Russell A. Beliveau	56	Director
John J. Haley	54	Director
Paul. R Lederer	64	Director
Marilyn R. Seymann	61	Director
James R. Thompson, Jr.	67	Director
Wellington E. Webb	62	Director

David V. Mastran has served as our Chief Executive Officer and a director since he founded MAXIMUS in 1975 and served as our President from 1975 to September 2003. Dr. Mastran received his Sc.D. in Operations Research from George Washington University in 1973, his M.S. in Industrial Engineering from Stanford University in 1966 and his B.S. from the United States Military Academy at West Point in 1965. Dr. Mastran’s current term as a director expires at the 2006 Annual Meeting of Shareholders.

Lynn P. Davenport was promoted to President and Chief Operating Officer of MAXIMUS in October 2003. Mr. Davenport served as the General Manager of our Health and Consulting Strategic Business Unit since October 2001. Before that he was President of our Consulting segment from October 2000 to September 2001. Previously he had been President of the Human Services Division since he joined us in 1991. Mr. Davenport has served as a director since 1994. He has over 27 years of health and human services experience in the areas of administration, productivity improvement, management consulting, revenue maximization and management information systems. Prior to joining us, Mr. Davenport was employed by Deloitte & Touche, and its predecessor, Touche Ross & Co., in Boston, Massachusetts, where he became a partner in 1987. Mr. Davenport received his M.P.A. in Public Administration from New York University in 1971 and his B.A. in Political Science and Economics from Hartwick College in 1969. Mr. Davenport’s current term as a director expires at the 2006 Annual Meeting of Shareholders.

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

David R. Francis has served as our General Counsel and Secretary since August 1998. He has over 17 years experience as a practicing attorney. Before joining us, he was Of Counsel at the law firm Howrey & Simon and, prior to that, Senior Counsel at Teledyne, Inc. Mr. Francis received his J.D. from Harvard Law School in 1986 and his B.A. in Philosophy from Johns Hopkins University in 1983.

John F. Boyer was promoted to General Manager of our Health Services Strategic Business Unit in October 2003. Previously, Mr. Boyer served as President of our Health Services Group since October 2001 and before that he was President of the Health Management Services Division from September 1998 to September 2001. Mr. Boyer has been with MAXIMUS since 1995, primarily in health-related services.  Mr.Boyer has over 25 years of experience in health care delivery including clinical, administrative and managed care services. Prior to joining MAXIMUS, Mr. Boyer was Director, Health Services Financing Policy in the Office of the Assistant Secretary of Defense (Health Affairs) at the Pentagon. He has served in a variety of clinical nursing roles including Clinical Instructor of Neurology and Neurosurgery at the National Naval Medical Center, Supervisor of Outpatient and Emergency Services, and Charge Nurse of Intensive Care Units in several Naval Hospitals. Mr. Boyer holds a Ph.D in Public Administration/Public Policy Analysis from the American University, an M.S. in Management from the Naval Postgraduate School, an M.S. in Nursing from New York Medical College and a B.S. in Education (Mathematics) from Illinois State University.

Robert J. Fallon was promoted to General Manager of our Human Services Strategic Business Unit in October 2003. Mr. Fallon has served in various senior management positions including President of Financial Services from October 2001 to September 2002, President of Consulting Services from October 2001 to September 2002, President of Revenue Services from October 2000 to September 2001, and Vice President Human Services and Corporate Counsel from 1995 to 2000. Mr. Fallon brings over 30 years of extensive experience in state human services administration, legal representation, and service delivery. His career includes 25 years at the Rhode Island Department of Human Services where he served as Director of the Department from 1991-1995. Previously, at DHS, he served as Assistant Director of Legal Services and Chief Legal Counsel, Deputy Chief of Legal Services, Supervising Attorney for Child Welfare Services, and

as an AFDC caseworker.  Mr. Fallon holds a J.D. from Suffolk University School of Law and a B.A. in Economics from Providence College.

Thomas A. Grissen has served as the General Manager Technical Services Strategic Business Unit since October 2003 and prior to that he served as General Manager of our Human Services and Systems Strategic Business Unit from October 2001 until September 2003. Before that he was Chief Operating Officer from October 2000 to September 2001. Previously he had been President of the Government Operations Group since he joined us in March 1999. Mr. Grissen has served as a director since 1999. Prior to that, he served as a General Manager and Vice President of TRW from January 1998. Mr. Grissen was President of BDM International from April 1997 until joining TRW. Before starting at BDM International, Mr. Grissen was a principal and managing director of Unisys for 16 years. Mr. Grissen received his Executive M.B.A. from Michigan State University and his B.A. in Business from Central Michigan University. Mr. Grissen’s current term as a director expires at the 2006 Annual Meeting of Shareholders.

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

Russell A. Beliveau has served as a director since 1995. He served as our President of Investor Relations from October 2000 until his retirement in September 2002 and served as President of Business Development from September 1998 until October 2000. Prior to that, he served as President of the Government Operations Group from 1995 to 1998. Mr. Beliveau has more than 28 years of experience in the health and human services industry during which he has worked in both government and private sector positions at the senior executive level. Mr. Beliveau’s past positions include Vice President of Operations at Foundation Health Corporation of Sacramento, California from 1988 through 1994 and Deputy Associate Commissioner (Medicaid) for the Massachusetts Department of Public Welfare from 1983 until 1988. Mr. Beliveau received his Masters in Business Administration and Management Information Systems from Boston College in 1980 and his B.A. in Psychology from Bridgewater State College in 1974. Mr. Beliveau’s current term as a director expires at the 2005 Annual Meeting of Shareholders.

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

Paul R. Lederer has served as one of our directors since April 2003. Mr. Lederer retired from Federal Mogul in 1998 as Executive Vice President, Worldwide Aftermarket, following its acquisition of Fel-Pro where he served as President and Chief Operating Officer from November 1994 to February 1998. Mr. Lederer brings more than 30 years of management experience and leadership in the commercial business sector to MAXIMUS. During his distinguished career, Mr. Lederer has held various senior positions with Federal Mogul, Fel-Pro, Stant, Epicor Industries, and Parker Hannifin. Mr. Lederer holds a B.A. from the University of Illinois and received his J.D from Northwestern University. Mr. Lederer’s current term as a director expires at the 2006 annual shareholders meeting.

Marilyn R. Seymann has served as one of our directors since April 2002. Dr. Seymann is currently President and Chief Executive Officer of M One, Inc., a management risk and information systems consulting firm specializing in the financial services industry. She has been with M One since 1991. Prior to forming M One, she held senior management positions with Chase Bank, Arthur Andersen, and was the Assosciate Dean of the College of Business at Arizonia State Universtity. Dr. Seymann holds a B.A. from Brandeis University, an M.A. from Columbia University, and a Ph.D. from California Western University. She is a director of EOS International, Beverly Enterprises, Inc., Community First Bankshares, Inc., and NorthWestern Corporation. Dr. Seymann’s current term as a director expires at the 2005 Annual Meeting of Shareholders.

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

Wellington E.Webb has served as one of our directors since his election in September 2003. Mr. Webb completed his third, four-year term as Mayor of the City and County of Denver, Colorado in 2003. Prior to first being elected as Mayor in 1991, he served at the state, local, and federal levels in several capacities including Denver City Auditor, Executive Director of the Colorado Department of Regulatory Agencies, and Regional Director of the U.S. Department of Health Education and Welfare. Mr. Webb’s distinguished public career began in 1972 when he was elected to the Colorado House of Representatives. Mr. Webb holds a B.A. in Sociology from the Colorado State College at Greeley and a M.A. in Sociology from the University of Northern Colorado. He also holds honorary Doctorates from the University of Colorado at Denver and from Metropolitan State College. Mr.Webb’s current term as a director expires at the 2006 Annual Meeting of Shareholders.

Audit Committee Financial Expert

The Board of Directors has determined that we have at least one audit committee financial expert serving on its Audit Committee, Chairman Peter B. Pond. Mr. Pond is “independent” as that term is used in Schedule 14A, Item 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That code, our Standards of Business Conduct and Ethics, can be found posted on our website at http://www.maximus.com.

PART II

ITEM 5.                             Market For Our Common Equity and Related Stockholder Matters.

Our common stock trades on the New York Stock Exchange under the symbol “MMS.” The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended September 30, 2002:
First Quarter	$46.50	$35.57
Second Quarter	42.35	30.35
Third Quarter	33.15	28.30
Fourth Quarter	31.66	20.65

Year Ended September 30, 2003:
First Quarter	$30.00	$18.17
Second Quarter	29.45	18.85
Third Quarter	30.14	17.70
Fourth Quarter	38.24	27.05

The high and low sales prices for our common stock on the New York Stock Exchange on December 9, 2003 were $39.70 and $39.07, respectively. As of December 9, 2003 there were 121 holders of record of our outstanding common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the stockholders (2)	2,819,679	$25.18	1,803,187

Equity compensation plans/arrangements not approved by the stockholders	8,933 (3)	$12.31	—

Total	2,828,612	$25.14	1,803,187

(1)          In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2003, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

(2)          Includes the 1997 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan and the 1997 Director Stock Option Plan.

(3)          Represents options assumed in connection with our acquisition of Carrera Consulting Group (“Carrera”) in August 1998. The exercise price of these options is $12.31 per share. All of these options are fully vested and expire in May 2008.

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

	Year Ended September 30,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Income Data:
Revenue (1)	$319,540	$399,164	$487,260	$518,698	$558,283
Income from operations (2)	$43,262	$51,510	$67,040	$64,339	$57,042
Income before cumulative effect of accounting change	$27,626	$30,468	$40,102	$40,346	$35,346
Cumulative effect of accounting change, net of $2,735 income tax benefit (1)	—	—	$(3,856)	—	—
Net income	$27,626	$30,468	$36,246	$40,346	$35,346
Earnings per share:
Income before cumulative effect of accounting change (1)
Basic	$1.35	$1.45	$1.85	$1.78	$1.68
Diluted	$1.32	$1.42	$1.78	$1.73	$1.66
Cumulative effect of accounting change (1)
Basic	—	—	$(0.18)	—	—
Diluted	—	—	$(0.17)	—	—
Net income
Basic	$1.35	$1.45	$1.67	$1.78	$1.68
Diluted	$1.32	$1.42	$1.61	$1.73	$1.66
Weighted average shares outstanding:
Basic	20,537	21,055	21,702	22,675	20,999
Diluted	20,891	21,424	22,512	23,287	21,335

Pro-forma amounts assuming accounting for change in method of revenue recognition is applied retroactively (1):

Net income	$26,334	$29,990	n/a	n/a	n/a
Earnings per share:
Basic	$1.28	$1.43	n/a	n/a	n/a
Diluted	$1.26	$1.40	n/a	n/a	n/a

	As of September 30,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$98,882	$38,334	$115,340	$95,125	$117,512
Working capital	150,472	127,812	214,466	185,962	201,320
Total assets	223,036	256,903	347,715	352,090	415,020
Total capital lease obligations, less current portion	578	764	520	269	3,821
Total shareholders’ equity	175,479	208,933	301,414	302,129	333,277

(1)          During the fourth quarter of fiscal year 2001, we changed our method of accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective October 1, 2000.

(2)          Effective October 1, 2001, we changed our method of accounting for goodwill and intangible assets in accordance with Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of consulting services, program management, and systems solutions primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. For the fiscal year ended September 30, 2003, we had revenue of $558.3 million and net income of $35.3 million.

Results of Operations

The following table sets forth, for the fiscal year ends indicated, selected statements of income data.

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands, except per share data)

Revenue	$487,260	$518,698	$558,283
Cost of revenue	335,827	357,036	391,707
Gross profit	$151,433	$161,662	$166,576

Gross margin percentage	31.1%	31.2%	29.8%
Selling, general and administrative expense	$78,796	$96,013	$107,406
Net income	36,246	40,346	35,346
Earnings per share:
Basic	$1.67	$1.78	$1.68
Diluted	$1.61	$1.73	$1.66

Our consolidated revenue increased 7.6% for the fiscal year ended September 30, 2003 compared to fiscal 2002. Excluding revenue related to acquisitions, we had an overall increase in organic revenue of 1.8% for fiscal 2003 compared to fiscal 2002. Our consolidated revenue increased 6.5% for the fiscal year ended September 30, 2002 compared to fiscal 2001. Excluding revenue related to acquisitions, our overall growth in revenue was 4.1% for fiscal 2002 compared to fiscal 2001.

Our gross margin was 29.8% in fiscal 2003 compared to 31.2% in fiscal 2002. Gross margin declined 1.4% for fiscal 2003 compared to fiscal 2002 and increased 0.1% for fiscal 2002 compared to fiscal 2001.

For fiscal 2003, our selling, general and administrative expense (SG&A) was $107.4 million, an increase of 11.9% compared to fiscal 2002, and represented 19.2% of our fiscal 2003 revenue. For fiscal 2002, our SG&A was $96.0 million, an increase of 21.8% compared to fiscal 2001, and represented 18.5% of our fiscal 2002 revenue. SG&A consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications and equipment depreciation. SG&A increased in fiscal 2003 compared to fiscal 2002, and also in fiscal 2002 compared to fiscal 2001, due to the increase in expenses necessary to support higher revenue and to strengthen our infrastructure to market and grow, including our proposal facilities and systems, and new finance and compliance personnel. The fiscal 2002 and 2003 increases were also due to SG&A related to businesses acquired in those years.

Our provision for income tax for fiscal 2003 was 39.5% of income before income taxes as compared to 40.2% for fiscal 2002 and 41.5% for fiscal 2001. These decreases were due to differences in the amounts of certain expense items.

Net income for fiscal 2003 was $35.3 million, or $1.66 per diluted share, compared with net income of $40.3 million, or $1.73 per diluted share, for fiscal 2002 and net income of $36.2 million, or $1.61 per diluted share, for fiscal 2001. Fiscal 2001 net income and earnings per share included the cumulative effect of an accounting change of $3.9 million. Also, in fiscal 2002, we adopted FAS 142, which eliminated goodwill amortization, which amounted to $4.3 million for fiscal 2001.

Consulting segment

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands)

Revenue	$146,826	$137,939	$139,444
Cost of revenue	79,413	73,053	81,207
Gross profit	$67,413	$64,886	$58,237

Gross margin percentage	45.9%	47.0%	41.8%

Revenue of our Consulting segment increased 1.1% in fiscal 2003 compared to fiscal 2002. This increase was primarily attributable to growth in our financial services practice as well as our education business. For fiscal 2002 compared to fiscal 2001, revenue of our Consulting segment decreased 6.1%. This decrease was primarily due to delays in the revenue cycle of our revenue services practice area and a reduction in our IT consulting practice as government procurement of large system projects had weakened. Gross margin decreased to 41.8% for fiscal 2003 from 47.0% for fiscal 2002. This decrease was primarily attributable to reductions in government spending which resulted in declines in margins in our management services group, which offers services considered more discretionary in nature. Gross margin increased to 47.0% for fiscal 2002 from 45.9% for fiscal 2001. This increase was primarily due to greater revenue of the higher margin revenue services practice area.

Health Services segment

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands)

Revenue	$141,167	$161,152	$162,503
Cost of revenue	114,819	132,359	124,676
Gross profit	$26,348	$28,793	$37,827

Gross margin percentage	18.7%	17.9%	23.3%

Revenue of our Health Services segment remained stable and reflected an increase of 0.8% for fiscal 2003 compared to fiscal 2002. In fiscal 2002, revenue of our Health Services segment increased 14.2% compared to fiscal 2001. This increase was due to add-on work and volume expansions within existing enrollment broker contracts and changes in certain discretionary components, such as revenue from project-related mailing and advertising. Gross margin increased to 23.3% for fiscal 2003 from 17.9% for fiscal 2002. This increase was primarily due to improved profitabity on certain projects in fiscal 2003. Gross margin decreased to 17.9% for fiscal 2002 from 18.7% for fiscal 2001. Fiscal 2002 results were adversely impacted by losses related to a certain project, which losses were non-recurring.

Human Services segment

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands)

Revenue	$140,192	$148,720	$165,070
Cost of revenue	107,853	115,538	135,464
Gross profit	$32,339	$33,182	$29,606

Gross margin percentage	23.1%	22.3%	17.9%

Revenue of our Human Services segment increased 11.0% for fiscal 2003 compared to fiscal 2002. Fiscal 2003 revenue included $16.2 million of revenue from entities acquired in 2003 and approximately $2.4 million of revenue from the resolution of acquisition gain contingencies at APG, Inc. Revenue of our Human Services segment increased 6.1% for fiscal 2002 compared to fiscal 2001. This increase was primarily due to $7.9 million of revenue from entities acquired in fiscal 2002. Gross margins decreased to 17.9% for fiscal 2003 from 22.3% for fiscal 2002. The fiscal 2003 financial results of the Human Services segment reflects weakened demand in certain lines of business, particularly Workforce Services where we have experienced certain program reductions. Gross margins decreased to 22.3% for fiscal 2002 from 23.1% for fiscal 2001.These decreases were primarily due to declines in gross margins on a few projects within that segment.

Systems segment

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands)

Revenue	$59,075	$70,887	$91,266
Cost of revenue	33,743	36,086	50,360
Gross profit	$25,332	$34,801	$40,906

Gross margin percentage	42.9%	49.1%	44.8%

Revenue of our Systems segment increased 28.7% for fiscal 2003 compared to fiscal 2002 and 20.0% for fiscal 2002 compared to fiscal 2001. These increases were due to increased contract revenue from new contracts won by certain divisions within the segment. Gross margin decreased to 44.8% for fiscal 2003 from 49.1% for fiscal 2002, and increased to 49.1% for fiscal 2002 from 42.9% for fiscal 2001. These changes were primarily due to timing of software license revenue, which carries higher gross margins.

Other (income) expenses

	Year ended September 30,
	2001	2002	2003
	(dollars in thousands)

Non-cash equity based compensation	—	$342	$939
Percentage of revenue	—	0.1%	0.1%

Amortization of acquisition related intangibles	$5,597	$968	$1,189
Percentage of revenue	1.1%	0.2%	0.2%

Interest and other income, net	$(1,511)	$(3,100)	$(1,381)
Percentage of revenue	0.3%	0.6%	0.2%

We recognized non-cash equity based compensation expense for fiscal years 2002 and 2003 related to the issuance of restricted stock units in May 2002. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $206,000 and may increase if certain earnings targets are achieved.

Amortization of goodwill and other acquisition-related intangibles decreased in fiscal 2002 compared to fiscal 2001 due to the non-amortization of goodwill under FAS 142 effective October 1, 2001.

The increase in interest and other income in fiscal 2002 compared to fiscal 2001 was due to an increase in the average balance of funds we invested, which were increased as a result of the completion in June 2001 of an equity offering resulting in $31.7 million of proceeds to MAXIMUS, net of offering expenses. The decrease in interest and other income in fiscal 2003 compared to fiscal 2002 was primarily due to lower yields on funds we invest.

Quarterly Results

Set forth in Item 8 of this Annual Report on Form 10-K is selected income statement data for the eight quarters ended September 30, 2003. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. Since the beginning of fiscal 2002, we have completed the following acquisitions:

Name	Date	Description of Business	Segment
Collins Consulting Group, Inc.	February 1, 2002	Information security solutions	Systems
Leonie Green & Associates	May 1, 2002	Workforce services in Australia	Human Services
Peregrine Systems, Inc.	July 30, 2002	Fleet and rail software	Systems
Jumpstart Strategies, LLC	August 12, 2002	Fleet and rail software installation	Systems
APG, Inc.	August 19, 2002	Payroll consulting services	Human Services
Themis Program Management	October 1, 2002	Workforce services in Canada	Human Services
Correctional Services	May 1, 2003	Community corrections services	Human Services

Liquidity and Capital Resources

	Year ended September 30,
	2002	2003
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$58,364	$55,047
Investing activities	(35,412)	(25,711)
Financing activities	(42,095)	(6,929)
Net (decrease) increase in cash and cash equivalents	$(19,143)	$22,407

For fiscal 2003, cash provided by our operations was $55.0 million as compared to $58.4 million for fiscal 2002. Cash provided by operating activities for fiscal 2003 primarily consisted of net income of $35.3 million, non-cash items aggregating $11.6 million and net cash related to working capital changes of $8.1 million. Non-cash items primarily consisted of $11.2 million of depreciation and amortization in addition to $1.8 million from the income tax benefit of option exercises offset by a decrease of $2.3 million from deferred income tax benefits. The net cash related to working capital changes reflect increases in accounts receivable-billed and unbilled of $9.5 million offset by increases in deferred revenue of $9.0 million and accounts payable of $10.0 million. During fiscal 2002, cash provided by operating activities consisted primarily of net income of $40.3 million plus non-cash items of $12.1 million offset by net use of cash related to working capital changes of $6.0 million. Non-cash items included $7.3 million of depreciation and amortization and $2.7 million from deferred income taxes. The net use of cash related to working capital changes were primarily due to a decrease in accounts receivable-billed of $12.8 million and an increase in accounts receivable-unbilled of $4.7 million.

For fiscal 2003, cash used in investing activities was $25.7 million as compared to $35.4 million for fiscal 2002. Cash used in investing activities for fiscal 2003 primarily consisted of $14.7 million for business acquisitions, $4.4 million in expenditures for capitalized software costs, and $6.8 million in purchases of property and equipment. During fiscal 2002, we used cash in investing activities primarily for business acquisitions of $23.7 million, expenditures related to capitalized software costs totaling $5.1 million and purchases of property and equipment of $7.9 million.

For fiscal 2003, cash used in financing activities was $6.9 million as compared to $42.1 million for fiscal 2002. Cash used in financing activities for fiscal 2003 primarily consisted of $21.9 million of common stock repurchases offset by $15.2 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for fiscal 2002 primarily consisted of $50.8 million of common stock repurchases offset by $9.0 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2002 and 2003, we repurchased approximately 1,872,000 and 1,041,000 shares, respectively. At September 30, 2003, $37.3 million remained available for future stock repurchases under the program.

Our working capital at September 30, 2002 and 2003 was $186.0 and $201.3 million, respectively. At September 30, 2003, we had cash, cash equivalents, and marketable securities of $117.5 million and no debt. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of a recently awarded long-term contract, we expect to incur certain reimbursable transition period costs of up to $18.2 million through December 31, 2003. During this transition period, these expenditures will result in the use of our cash or in us entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, planned to commence January 2004. As of September 30, 2003, approximately $7.3 million of these costs had been incurred and reported as deferred contract costs on our September 30, 2003 consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit facility in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances.

In July 2003, we entered into a capital lease financing arrangement with a financial institution, whereby we may acquire assets pursuant to an equipment lease agreement. Rental installments for assets leased will be payable over a 60-month period at a rate of 3.05%, subject to certain adjustments, commencing in January 2004. At September 30, 2003, capital lease obligations of approximately $4.2 million were incurred related to these lease arrangements for new equipment.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. In fiscal 2003, approximately 82% of our total revenue was derived from state and local government agencies; 6% from federal government agencies; and 12% from other sources, such as foreign and commercial customers. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials (used primarily by the Consulting segment). Also, some contracts contain “not-to-exceed” provisions. For fiscal 2003, revenue from fixed-price contracts was approximately 36% of total revenue; revenue from cost-plus contracts was approximately 17% of total revenue; revenue from performance-based contracts was approximately 33% of total revenue; and revenue from time and materials contracts was approximately 14% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts as services are provided based on estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue. Certain of these direct costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Consulting segment, Health Services segment and Human Services segment. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our management uses its judgment and experience to estimate cost of revenue expected on projects. Our management’s ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our management’s estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the customer.

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

Human Services segment and Health Services segment contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of September 30, 2003, our average Human Services segment and Health Services segment contract duration was approximately two years. Our Consulting segment contracts had performance periods ranging from one month to approximately two years. Our average Systems segment contract duration was one year.

Impairment of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. We elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of October 1, 2001. Upon adoption, the required impairment tests were performed. These impairment tests did not result in any impairment loss. Goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of our reporting units with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

Capitalized Software Development Costs. Capitalized software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized based on the straight-line method of amortization over the remaining estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government customers; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; adverse publicity; and legal, economic, and other risks detailed in Exhibit 99.1 to this Annual Report on Form 10-K.

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

ITEM 8.                             Consolidated Financial Statements and Supplementary Data.

The following financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of September 30, 2002 and 2003

Consolidated Statements of Income for the years ended September 30, 2001, 2002 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors

MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2002 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of revenue recognition and in 2002 the Company changed its accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

McLean, Virginia
December 16, 2003

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$94,965	$117,372
Restricted cash	—	3,653
Marketable securities	160	140
Accounts receivable – billed, net	108,074	117,857
Accounts receivable – unbilled	25,102	26,277
Deferred income taxes	—	3,410
Prepaid expenses and other current assets	7,123	7,063
Total current assets	235,424	275,772
Property and equipment, net	25,406	26,217
Software development costs, net	14,116	14,683
Deferred contract costs	—	7,283
Goodwill	68,812	81,757
Intangible assets, net	6,540	7,212
Other assets	1,792	2,096
Total assets	$352,090	$415,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$21,578
Accrued compensation and benefits	19,726	23,219
Deferred revenue	12,939	22,356
Income taxes payable	2,325	2,837
Deferred income taxes	1,811	—
Current portion of capital lease obligations	284	809
Other accrued liabilities	1,510	3,653
Total current liabilities	49,462	74,452
Capital lease obligations, less current portion	269	3,821
Deferred income taxes	—	2,745
Other long-term liabilities	230	725
Total liabilities	49,961	81,743
Commitments and contingencies (Notes 9 and 13)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,509,444 and 21,200,197 shares issued and outstanding at September 30, 2002 and 2003, at stated amount, respectively	150,298	146,219
Accumulated other comprehensive income (loss), net	24	(95)
Retained earnings	151,807	187,153
Total shareholders’ equity	302,129	333,277
Total liabilities and shareholders’ equity	$352,090	$415,020

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended September 30,
	2001	2002	2003

Revenue	$487,260	$518,698	$558,283
Cost of revenue	335,827	357,036	391,707
Gross profit	151,433	161,662	166,576
Selling, general and administrative expenses	78,796	96,013	107,406
Non-cash equity based compensation	—	342	939
Amortization of acquisition-related intangibles	5,597	968	1,189
Income from operations	67,040	64,339	57,042
Interest and other income, net	1,511	3,100	1,381
Income before income taxes	68,551	67,439	58,423
Provision for income taxes	28,449	27,093	23,077
Income before cumulative effect of accounting change	40,102	40,346	35,346
Cumulative effect of accounting change, net of $2,735 tax benefit (Note 1)	(3,856)	—	—
Net income	$36,246	$40,346	$35,346

Basic earnings per share:
Before cumulative effect of accounting change	$1.85	$1.78	$1.68
Cumulative effect of accounting change	(.18)	—	—
Basic earnings per share	$1.67	$1.78	$1.68

Diluted earnings per share:
Before cumulative effect of accounting change	$1.78	$1.73	$1.66
Cumulative effect of accounting change	(.17)	—	—
Basic earnings per share	$1.61	$1.73	$1.66

Weighted average shares outstanding:
Basic	21,702	22,675	20,999
Diluted	22,512	23,287	21,335

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2000	$133,744	$(26)	$75,215	$208,933
Net income	—	—	36,246	36,246
Unrealized gain on marketable securities, net of tax	—	8	—	8
Comprehensive income				36,254
Employee stock transactions	20,896	—	—	20,896
Net proceeds from common stock follow-on offering	31,680	—	—	31,680
Tax benefit due to option exercises	3,651	—	—	3,651
Balance at September 30, 2001	189,971	(18)	111,461	301,414
Net income	—	—	40,346	40,346
Unrealized gain on marketable securities, net of tax	—	21	—	21
Foreign currency translation	—	21	—	21
Comprehensive income				40,388
Employee stock transactions	8,998	—	—	8,998
Repurchases of common stock	(50,842)	—	—	(50,842)
Non-cash equity based compensation	342	—	—	342
Tax benefit due to option exercises	1,829	—	—	1,829
Balance at September 30, 2002	150,298	24	151,807	302,129
Net income	—	—	35,346	35,346
Unrealized loss on marketable securities, net of tax	—	(53)	—	(53)
Foreign currency translation	—	(66)	—	(66)
Comprehensive income				35,227
Employee stock transactions	15,170	—	—	15,170
Repurchases of common stock	(21,944)	—	—	(21,944)
Non-cash equity based compensation	939	—	—	939
Tax benefit due to option exercises	1,756	—	—	1,756
Balance at September 30, 2003	$146,219	$(95)	$187,153	$333,277

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2001	2002	2003

Cash flows from operating activities:
Net income	$36,246	$40,346	$35,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,941	3,653	6,249
Amortization	7,139	3,631	4,981
Deferred income taxes	525	2,661	(2,310)
Cumulative effect of accounting change	3,856	—	—
Non-cash equity based compensation	—	342	939
Tax benefit from option exercises	3,651	1,829	1,756
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(16,209)	12,792	(8,354)
Accounts receivable - unbilled	2,973	(4,666)	(1,176)
Prepaid expenses and other current assets	868	(489)	(355)
Deferred contract costs	—	—	(3,051)
Other assets	(478)	217	59
Accounts payable	24	(2,515)	9,965
Accrued compensation and benefits	851	252	2,631
Deferred revenue	(4,893)	(208)	9,004
Income taxes payable	991	1,111	512
Other liabilities	(104)	(592)	(1,149)
Net cash provided by operating activities	38,381	58,364	55,047
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,900)	(23,706)	(14,715)
Purchases of property and equipment	(5,069)	(7,850)	(6,825)
Capitalization of software development costs	(6,078)	(5,063)	(4,359)
Decrease (increase) in marketable securities	134	1,093	(34)
Decrease in other assets due to reduction of notes receivable	833	114	222
Net cash used in investing activities.	(13,080)	(35,412)	(25,711)
Cash flows from financing activities:
Net proceeds from follow-on stock offering	31,680	—	—
Employee stock transactions	20,896	8,998	15,170
Repurchases of common stock	—	(50,842)	(21,944)
Net payments on borrowings	(744)	(251)	(155)
Net cash provided by (used in) financing activities	51,832	(42,095)	(6,929)
Net increase (decrease) in cash and cash equivalents	77,133	(19,143)	22,407
Cash and cash equivalents, beginning of period	36,975	114,108	94,965
Cash and cash equivalents, end of period	$114,108	$94,965	$117,372

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2001, 2002 and 2003

1.  Business and Summary of Significant Accounting Policies

Description of Business

MAXIMUS, Inc. (the “Company”) provides health and human services program management, consulting services and systems solutions primarily to government. The Company conducts its operations through four business segments: Consulting, Health Services, Human Services and Systems. The Consulting segment provides specialized consulting services such as assisting state and local agencies in maximizing federal funding for their programs, program planning and quality assurance services to state and local government agencies, cost allocation services, and other general management consulting services. The Health Services segment administers and manages managed care enrollment programs and also provides health literacy support and consulting services. The Human Services segment administers and manages state and local government human services programs on a fully-outsourced basis. Examples of these programs include welfare-to-work and job readiness, child-care, child support enforcement, and disability services. The Systems segment provides federal, state and local agencies with systems design and implementation to improve the efficiency and cost-effectiveness of their program administration. The Systems segment also offers a suite of proprietary software products in addition to customized versions of applications such as PeopleSoft®.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices were less than 5% of total revenue for the years ended September 30, 2001, 2002 and 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates revenue under various arrangements, including contracts under which revenue is based on costs incurred plus a negotiated fee (“cost-plus”), as well as fixed price, time and materials reimbursement, and performance-based criteria. Revenue for cost-plus contracts, including a pro rata amount of the negotiated fee, is recorded as services are provided based on costs incurred. Revenue from fixed price and time and materials reimbursement contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs. However, costs related to some contracts are incurred in periods prior to services being provided and therefore prior to revenue being recognized. These costs are expensed unless reimbursement is contractually guaranteed. In those cases, such costs are deferred and amortized over the period the related services are provided and revenue is recognized. During fiscal 2001, the Company changed its method of revenue recognition for performance-based contracts to recognize such revenue when it becomes fixed and determinable, as discussed below. The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in accounts receivable-unbilled and deferred revenue.

Management periodically reviews the costs incurred and revenue recognized from contracts and adjusts recognized revenue to reflect current expectations. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. The Company has various fixed price contracts that may generate profit in excess of the Company’s expectations. The Company recognizes additional revenue and profit in these situations after management concludes that substantially all of the contractual risks have been eliminated, which generally is at task or contract completion.

During the year ended September 30, 2001, the Company changed its method of revenue recognition for its performance-based contracts in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Previously, revenue from performance-based contracts, including a portion of estimated profit, was recognized as services were provided based on costs incurred. Under the new accounting method, adopted as of October 1, 2000, the Company recognizes revenue on its performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers, rather than as costs are incurred. The cumulative effect of the accounting change resulted in a charge to income of approximately $3.9 million (net of an income tax benefit of approximately $2.7 million), or $0.17 per diluted share, which is included in operating results for the year ended September 30, 2001. During the year ended September 30, 2001, the Company recognized approximately $5.7 million of the $6.6 million of revenue that was included in the cumulative effect adjustment as of October 1, 2000.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

Restricted Cash

Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term municipal and commercial bonds. At September 30, 2002 and 2003, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), were approximately $3,000 and ($50,000), respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives not to exceed 39.5 years for the Company’s buildings and between three and seven years for office furniture and equipment. Leasehold improvements are amortized over their useful life or the remaining term of the lease, whichever is shorter. Direct costs of time and material incurred for the application development of software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

Software Development Costs

Capitalized software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company capitalizes both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized based on the straight-line method of amortization over the remaining estimated economic life of the product, which ranges from three to five years.

Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs totaling $7.3 million at September 30, 2003, of which $4.2 million is leased equipment, and will be amortized over five years as services are provided under the contract, beginning January 2004.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. The Company elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of October 1, 2001. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142. Based on the analysis performed as of July 1, 2003, the Company determined that there had been no impairment of goodwill.

Had the Company been accounting for its goodwill under FAS 142 for the fiscal year ended September 30, 2001, the Company’s net income and earnings per share would have been as follows:

(dollars in thousands, except per share data)	Year ended September 30, 2001
Reported net income	$36,246
Add back goodwill amortization, net of tax	2,828
Adjusted net income	$39,074

Basic earnings per share:
As reported	$1.67
Goodwill amortization, net of tax	0.13
Adjusted basic earnings per share	$1.80

Diluted earnings per share:
As reported	$1.61
Goodwill amortization, net of tax	0.13
Adjusted diluted earnings per share	$1.74

Intangible Assets

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

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

Foreign Currency Translation

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. Foreign currency transaction gains and losses have not been significant and are included in the results of operations as incurred. At September 30, 2002 and 2003, accumulated foreign currency gains (losses), included in accumulated other comprehensive income (loss), were approximately $21,000 and ($45,000), respectively.

Earnings per Share

FAS 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share on the face of the Consolidated Statements of Income. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and restricted stock units calculated using the treasury stock method.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2002 and 2003.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“FAS 148”). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to FAS 123’s fair value method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure provisions of FAS 123, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual financial statements. While the statement does not amend FAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of FAS 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees.

The Company currently accounts for stock options using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors for the years ended September 30, 2001, 2002 and 2003, respectively, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If stock options granted during these years had been accounted for based on their fair value as determined under FAS 123, the pro forma net income and pro forma net income per share would have been as follows (in thousands except per share data):

	Year ended September 30,
	2001	2002	2003
Net income, as reported	$36,246	$40,346	$35,346
FAS 123 compensation expense, net of taxes	(7,006)	(7,112)	(6,348)
Net income, as adjusted	$29,240	$33,234	$28,998

Basic earnings per share:
As reported	$1.67	$1.78	$1.68
As adjusted	$1.35	$1.47	$1.38

Diluted per share:
As reported	$1.61	$1.73	$1.66
As adjusted	$1.30	$1.43	$1.36

The weighted average fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing calculation with the following assumptions: volatility of 62% for 2001, 59% for 2002 and 58% for 2003; risk free interest rate of 4.2% for 2001, 3.0% for 2002 and 2003; dividend yield 0%; and an expected life of the option of 6.0 years in 2001, 5.7 years in 2002 and 2003. The grant-date weighted average fair value per option of options granted was $13.24 in 2001, $16.56 in 2002 and $13.79 in 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by the Company include estimates of profits or loss on contracts in process, estimates of collectibility of receivables, evaluation of asset impairment and accrual of estimated liabilities.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation, including the reclassification of tax benefits due to stock option exercises from retained earnings to common stock (approximately $0.7 million at September 30, 2000, $4.3 million at September 30, 2001 and $6.1 million at September 30, 2002).

2.  Business Combinations

In fiscal 2002 and 2003, the Company acquired the businesses described below in business combinations accounted for as purchases. The accompanying consolidated financial statements include the results of operations of each acquired business since the date of acquisition.

On February 1, 2002, the Company acquired Collins Consulting Group for approximately $4.1 million. In conjunction with the purchase, the Company recorded goodwill of $4.1 million, which has been assigned to the Systems segment. Collins Consulting Group provides information security solutions, information technology, and management consulting. The primary reason for acquiring Collins Consulting Group was to enhance the Company’s new business opportunities in the security solutions technologies markets.

On May 1, 2002, the Company acquired Leonie Green & Associates (“LGA”) for approximately $10.0 million. Per the terms of the agreement, additional consideration may be paid based on LGA achieving certain performance objectives in fiscal 2004 and 2005. Additionally, the terms of the agreement provide for additional consideration of up to $3.0 million based on achieving certain revenue targets during the one-year period ending April 30, 2004. In conjunction with the purchase, the Company recorded goodwill of $7.1 million and intangible assets, primarily non-competition agreements and customer relationships, of $2.9 million, which have been assigned to the Human Services Group business segment. LGA provides a range of workforce services in the five states in Australia. The primary reason for acquiring LGA was to expand the Company’s presence and services to international markets.

On July 30, 2002, the Company acquired the fleet and rail software business formerly owned by Peregrine Systems, Inc. for approximately $7.7 million. In conjunction with the purchase, the Company recorded goodwill of $6.8 million and intangibles assets, primarily technology-based intangibles and customer contracts, of $2.5 million, which have been assigned to the Systems Group business segment. The primary reasons for acquiring these assets were to increase the Company’s market share in the fleet management area and to expand its product offerings to include rail management.

On August 12, 2002, the Company acquired substantially all of the assets of Jumpstart Strategies, LLC for approximately $0.1 million. Additional consideration of up to $1.3 million may be paid (of which $0.3 million has been paid by September 30, 2003) based on achievement of certain future performance objectives. In conjunction with the purchase, the Company recorded goodwill of $0.5 million, which has been assigned to the Systems Group business segment. The primary reason for acquiring this business was to provide the Company with resources specifically focused on selling and installing fleet and rail management software.

On August 19, 2002, the Company acquired substantially all of the assets of APG, Inc. and Research Services Corp. (together “APG”) for approximately $3.4 million. Per the terms of the agreement, additional consideration of up to $3.7 million may be paid (of which $2.4 million has been paid by September 30, 2003) based on the Company’s billing and collection of certain contingency-based amounts under contracts with customers. In conjunction with the purchase, the Company recorded goodwill of $4.2 million and intangible assets, primarily non-competition agreements and customer relationships, of $1.3 million, which have been assigned to the Human Services segment. APG provides payroll-consulting and tax credit recovery services to commercial organizations. The primary reason for acquiring APG was to strategically complement the Company’s current service offerings in the workforce services area.

On October 1, 2002, the Company acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”), located in British Columbia, Canada, for cash consideration of approximately $1.7 million. In conjunction with the purchase, the Company recorded approximately $1.0 million of goodwill and $0.7 million of intangible assets, which has been assigned to the Human Services segment.

On May 1, 2003, the Company acquired the National Misdemeanant Private Probation Operations business of B. I. Incorporated (referred to as “Correctional Services”) for approximately $10.6 million. In conjunction with the purchase, we recorded goodwill of $9.1 million and intangible assets, primarily non-competition agreements and customer relationships, of $1.2 million, which have been assigned to the Human Services segment. The Correctional Services business constitutes one of the largest providers of community corrections services in the United States and provides services that includes treatment groups and education classes and drug and alcohol testing and monitoring. The primary reasons for acquiring the Correctional Services business was to expand our presence in the correction services market and to strategically complement our current service offerings in the human services area.

Unaudited pro forma results of operations information for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported is as follows (in thousands except per share data):

	Year ended September 30,
	2002	2003
Revenue	$565,720	$568,016
Net income	44,512	36,366
Diluted earnings per share	$1.91	$1.70

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue

September 30, 2002:
Revenue	$660,378	$815,386
Billings	635,276	828,325
Total	$25,102	$12,939

September 30, 2003:
Revenue	$484,862	$635,930
Billings	458,585	658,286
Total	$26,277	$22,356

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition.

At September 30, 2002 and 2003, there was approximately $4.0 million and $1.0 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in reserve being recognized in the period in which the change occurs.

Changes in the reserves against accounts receivable were as follows (in thousands):

	Year ended September 30,
	2002	2003

Balance at beginning of year	$—	$300
Additions to cost and expense	300	2,100
Deductions	—	(300)
Balance at end of year	$300	$2,100

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2002	2003

Land	$2,462	$2,462
Building and improvements	11,487	11,625
Office furniture and equipment	23,515	30,012
Leasehold improvements	2,148	2,313
	39,612	46,412
Less: Accumulated depreciation and amortization	(14,206)	(20,195)
Total property and equipment, net	$25,406	$26,217

5.  Software Development Costs

The cost for software development capitalized and related amortization expense for the years ended September 30, 2001, 2002 and 2003 were as follows (in thousands):

	Year ended September 30,
	2001	2002	2003

Balance at beginning of year	$7,180	$11,716	$14,116
Capitalized during year	6,078	5,063	4,359
Amortized during year	(1,542)	(2,663)	(3,792)
Balance at end of year	$11,716	$14,116	$14,683

6.  Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2002 and 2003 are as follows (in thousands):

	Consulting	Health Services	Human Services	Systems	Total
Balance as of September 30, 2001	$10,113	$1,792	$12,793	$24,261	$48,959
Goodwill activity during year	—	—	8,849	11,004	19,853
Balance as of September 30, 2002	10,113	1,792	21,642	35,265	68,812
Goodwill activity during year	—	—	12,533	412	12,945
Balance as of September 30, 2003	$10,113	$1,792	$34,175	$35,677	$81,757

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2002			As of September 30, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,064	$2,709	$355	$3,425	$2,854	$571
Technology-based intangibles	1,500	50	1,450	1,500	264	1,236
Customer contracts and relationships	5,200	465	4,735	6,700	1,295	5,405
Total	$9,764	$3,224	$6,540	$11,625	$4,413	$7,212

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization period for intangible assets is approximately 8 years. The estimated amortization expense for the years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $1.3 million, $1.2 million,

$1.2 million, $1.1 million, and $0.8 million, respectively.

7.  Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2001	2002	2003
Numerator:
Net income	$36,246	$40,346	$35,346

Denominator:
Weighted average shares outstanding	21,702	22,675	20,999
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	810	612	336
Denominator for diluted earnings per share	22,512	23,287	21,335

8.  Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit facility in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (“EBITDA”) and require the maintenance of certain cash balances.

9.  Leases

The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2001, 2002 and 2003 was approximately $17.9 million, $21.1 million and $21.3 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental installments for assets leased will be payable over a 60-month period at a rate of 3.05%, subject to certain adjustments, commencing in January 2004. At September 30, 2003, capital lease obligations of approximately $4.2 million were incurred related to these lease arrangements for new equipment.

Minimum future payments under leases in effect as of September 30, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended September 30,
2004	$900	$10,091
2005	1,128	5,480
2006	914	3,996
2007	914	2,225
2008	914	1,832
Thereafter	227	163
Total minimum lease payments	4,997	$23,787
Amount representing interest	(367)
Present value of minimum lease payments	4,630
Current portion	(809)
Long-term portion	$3,821

10.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2001, 2002 and 2003, the Company contributed approximately $4.6 million, $5.1 million and $4.2 million to the plans, respectively.

11.  Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2001	2002	2003
Current provision:
Federal	$23,145	$19,823	$20,893
Foreign	—	75	—
State	4,797	4,343	4,494
Deferred tax expense (benefit)	507	2,852	(2,310)
	$28,449	$27,093	$23,077

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2001	2002	2003
Expected federal income tax provision	$23,993	$23,604	$20,448
State income taxes, net of federal benefit	3,118	3,441	2,674
Nondeductible expenses (nontaxable income)	579	(15)	18
Other	759	63	(63)
	$28,449	$27,093	$23,077

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2003 are as follows (in thousands):

	As of September 30,
	2002	2003
Deferred tax assets-current:
Liabilities for costs deductible in future periods	$2,809	$4,576
Deferred revenue	4,471	8,372
Total deferred tax assets-current	7,280	12,948
Deferred tax liabilities-current:
Accounts receivable - unbilled	8,925	9,538
Net deferred tax (liability) asset -current	$(1,645)	$3,410
Deferred tax assets (liabilities)-non-current:
Stock option compensation	$1,182	$916
Amortization of goodwill	(174)	(1,759)
Depreciation	1,469	1,076
Capitalized software	(2,798)	(2,978)
Other	321	—
Net deferred tax asset (liability)-non-current	$—	$(2,745)

Cash paid for income taxes during the years ended September 30, 2001, 2002 and 2003 was approximately $19.8 million, $17.9 million and $20.5 million, respectively.

Approximately 89% of the Company’s total goodwill is expected to be deductible for income tax purposes.

12.  Shareholders’ Equity

Follow-on Public Offering

The Company completed a public offering (the “follow-on offering”) of common stock during June 2001. Of the 4,255,000 shares of common stock sold in the follow-on offering, 3,255,000 shares were sold by selling shareholders and 1,000,000 shares were sold by the Company, generating approximately $31.7 million in proceeds to the Company, net of offering expenses.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first day of the quarter or the last day of the quarter, whichever is lower. During fiscal 2001, 2002 and 2003, respectively, the Company issued approximately 69,100, 69,100 and 115,300 shares of common stock pursuant to this plan at an average price of $26.19, $29.63 and $18.54 per share.

Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2002 and 2003, the Company repurchased approximately 1,872,000 and 1,041,000 shares, respectively. At September 30, 2003, $37.3 million remained available for future stock repurchases under the program.

Stock Option Plans

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock.

The vesting period and share price for awards are determined by the Company’s Board of Directors at the date of grant. Options generally vest over a period of four years and expire ten years after the date of grant. As of September 30, 2003, the Company’s Board of Directors had reserved 6.6 million shares of common stock for issuance under the Company’s stock option plans. At September 30, 2003, 1.8 million shares remained available for grants under the Company’s option plans.

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the date of grant is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the fiscal years ended September 30, 2002 and 2003 were approximately $0.3 million and $0.9 million, respectively.

A summary of the Company’s stock option activity for the years ended September 30, 2001, 2002 and 2003 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2000	3,219,228	$23.98
Activity during fiscal 2001:
Granted	1,169,459	21.90
Exercised	(790,865)	23.67
Canceled due to termination	(108,397)	24.79
Outstanding at September 30, 2001	3,489,425	23.33
Activity during fiscal 2002:
Granted	460,180	29.76
Exercised	(326,418)	20.63
Canceled due to termination	(246,094)	23.65
Outstanding at September 30, 2002	3,377,093	24.44
Activity during fiscal 2003:
Granted	260,015	25.06
Exercised	(603,592)	21.80
Canceled due to termination	(204,904)	24.05
Outstanding at September 30, 2003	2,828,612	25.14

The following table provides certain information with respect to stock options outstanding at September 30, 2003:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.01 - $1.46	130,435	$1.42	3.3
$12.31 - $20.44	300,293	19.89	6.7
$20.75 - $26.25	1,232,122	22.70	7.0
$26.50 - $46.03	1,165,762	31.72	6.8
	2,828,612	25.14	6.8

The following table provides certain information with respect to stock options exercisable at September 30, 2003:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.46	130,435	$1.42
$12.31 - $20.44	184,168	19.60
$20.75 - $26.25	814,629	23.00
$26.50 - $46.03	772,246	31.25
	1,901,478	24.54

13.  Commitments and Contingencies

Litigation

On December 5, 2000, the Village of Maywood, Illinois (the Village) sued Unison MAXIMUS, Inc. (Unison), a wholly-owned subsidiary of MAXIMUS, in the Circuit Court of Cook County, Illinois. The Company acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of the Company. The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village has alleged inter alia breach of contract, breach of fiduciary duty, and fraud. The matter has tentatively been scheduled for trial in January 2004. The complaint does not specify the Village’s damages. In September 2002, the Village filed a purported expert report with the court that estimated the Village’s damages to be approximately $47.0 million. The Company and Unison believe that the report is deeply flawed and the Village’s claims are without merit. Unison intends to defend the action vigorously. Unison tendered the claim to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-MAXIMUS (DMG – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services.  In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10.0 million. The Company believes the claim is without merit and intends to defend the action vigorously. The matter has been tendered to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

On December 8, 2003, David M. Johnson, a former officer of the Company, sued MAXIMUS, David V. Mastran, and Lynn P. Davenport in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. In October 2002, Mr. Johnson signed a four-year employment agreement with the Company. His complaint asserts that his employment was wrongfully terminated by the defendents, and alleges breach of contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. Mr. Johnson claims damages of at least $11.0 million. MAXIMUS believes that Mr. Johnson’s claims are without merit and intends to defend the action vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings or contract claims to have a material adverse effect on the Company’s financial condition or its results of operations. A substantial portion of payments to the Company from United States government agencies is subject to adjustments upon audit by the agency with which the Company has contracted. Audits through 1997 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

The Company has employment agreements with 38 of its executives and other employees with terms of the employment obligations ending between 2004 and 2007.

14.  Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled, on uncompleted contracts. To date, these financial instruments have been derived from contract revenue earned primarily from federal, state and local government agencies located in the United States.

There was no revenue from transactions with a single federal, state or local customer amounting to 10% or more of the Company’s consolidated revenue for the years ended September 30, 2001, 2002 and 2003.

15.  Business Segments

The following table provides certain financial information for each business segment (in thousands):

	2001	2002	2003
Revenue:
Consulting	$146,826	$137,939	$139,444
Health Services	141,167	161,152	162,503
Human Services	140,192	148,720	165,070
Systems	59,075	70,887	91,266
Total	$487,260	$518,698	$558,283

Gross profit:
Consulting	$67,413	$64,886	$58,237
Health Services	26,348	28,793	37,827
Human Services	32,340	33,182	29,606
Systems	25,332	34,801	40,906
Total	$151,433	$161,662	$166,576

Income from operations:
Consulting	$36,847	$30,965	$23,455
Health Services	12,286	12,930	20,037
Human Services	14,746	12,006	3,373
Systems	3,161	8,438	10,177
Total	$67,040	$64,339	$57,042

Identifiable assets:
Consulting	$63,648	$68,279	$75,318
Health Services	45,716	39,071	36,670
Human Services	39,923	50,588	75,095
Systems	56,598	78,052	87,098
Corporate	141,830	116,100	140,839
Total	$347,715	$352,090	$415,020

Capital expenditures:
Consulting	$3,219	$980	$1,475
Health Services	23	1,789	1,845
Human Services	168	1,087	2,299
Systems	3,896	6,606	4,578
Corporate	3,841	2,451	987
Total	$11,147	$12,913	$11,184

Depreciation and amortization:
Consulting	$2,366	$1,753	$1,875
Health Services	188	415	1,065
Human Services	1,488	899	1,759
Systems	4,887	2,843	4,954
Corporate	1,151	1,374	1,577
Total	$10,080	$7,284	$11,230

Revenue from foreign operations was approximately $2.9 million, $9.3 million and $26.7 million for fiscal years 2001, 2002 and 2003, respectively. Total assets of foreign operations were approximately $13.5 million and $17.0 million at September 30, 2002 and 2003, respectively.

16.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2002 and 2003. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002
	(In thousands, except per share data)
Fiscal Year 2002
Revenue:
Consulting	$33,403	$35,009	$34,518	$35,009
Health Services	41,306	34,973	42,704	42,169
Human Services	37,792	35,006	38,085	37,837
Systems	17,069	16,965	17,783	19,070
Total revenue	129,570	121,953	133,090	134,085
Gross profit:
Consulting	15,530	16,560	15,508	17,288
Health Services	8,872	2,621	8,588	8,712
Human Services	7,860	7,294	9,339	8,689
Systems	7,314	8,729	9,496	9,262
Total gross profit	39,576	35,204	42,931	43,951
Income from operations	17,993	11,365	17,805	17,176
Net income	11,236	7,067	11,104	10,939
Earnings per share:
Basic	$0.49	$0.31	$0.49	$0.50
Diluted	$0.47	$0.30	$0.48	$0.50

	Quarter Ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003
	(In thousands, except per share data)
Fiscal Year 2003
Revenue:
Consulting	$33,195	$33,566	$37,466	$35,217
Health Services	40,991	41,118	40,923	39,471
Human Services	38,359	36,014	38,521	52,176
Systems	20,146	19,965	24,831	26,324
Total revenue	132,691	130,663	141,741	153,188
Gross profit:
Consulting	13,960	14,090	15,422	14,765
Health Services	10,351	9,591	8,532	9,353
Human Services	8,002	6,306	7,592	7,706
Systems	9,948	8,599	10,874	11,485
Total gross profit	42,261	38,586	42,420	43,309
Income from operations	16,108	10,998	14,487	15,449
Net income	10,076	6,890	8,965	9,415

Earnings per share:
Basic	$0.48	$0.33	$0.43	$0.45
Diluted	$0.47	$0.32	$0.43	$0.44

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.                    Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      Directors and Executive Officers of the Registrant.

The response to this item is contained in part under the caption “Executive Officers and Directors and Other Significant Employees of the Registrant” in Part I hereof and the remainder is incorporated herein by reference from the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “PROPOSAL 1: Election of Directors” in the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2004 (the Proxy Statement).

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

ITEM 14.                      Principal Accounting Fees and Services.

The response to this item is incorporated herein by reference from the section captioned “Fees Paid to Principal Accountants” in the Proxy Statement.

PART IV

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

During the quarter ended September 30, 2003, the Registrant furnished the following Current Reports on Form 8-K

1. Current Report on Form 8-K (Items 7 and 9) was furnished on August 1, 2003 to announce the Company’s financial results for the quarter ended June 30, 2003; and

2. Current Report on Form 8-K (Items 9 and 12) was furnished on August 4, 2003 to provide supplemental segment information for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December 2003.

MAXIMUS, Inc.

By:	/s/ DAVID V. MASTRAN
David V. Mastran
Chief Executive Officer

Each undersigned person hereby constitutes and appoints David V. Mastran, Richard A. Montoni and David R. Francis, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 2003, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that which each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID V. MASTRAN	Chief Executive Officer and Director (Principal	December 19, 2003
David V. Mastran	Executive Officer)

/s/ RICHARD A. MONTONI	Chief Financial Officer (Principal Financial and	December 19, 2003
Richard A. Montoni	Accounting Officer)

/s/ RUSSELL A. BELIVEAU	Director	December 19, 2003
Russell A. Beliveau

/s/ LYNN P. DAVENPORT	President, Chief Operating Officer and Director	December 19, 2003
Lynn P. Davenport

/s/ THOMAS A. GRISSEN	Director	December 19, 2003
Thomas A. Grissen

/s/ JOHN J. HALEY	Director	December 19, 2003
John J. Haley

/s/ PAUL R. LEDERER	Director	December 19, 2003
Paul R. Lederer

/s/ PETER B. POND	Chairman of the Board of Directors	December 19, 2003
Peter B. Pond

Signature	Title	Date
/s/ MARILYN R. SEYMANN	Director	December 19, 2003
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 19, 2003
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 19, 2003
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of Company, as amended. (1)

3.2	Amended and Restated By-laws of Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan. (5)*

10.4	Amendment No. 1 to 1997 Employee Stock Purchase Plan. (6)*

10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (7)*

10.6	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (5)*

10.7	California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health Services of the State of California. (4)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Ernst & Young LLP, independent auditors. Filed herewith.

24.1	Power of Attorney, contained on signature page hereto.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

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