Form 10-Q
period 2003-12-31
MAXIMUS INC
filed 2004-02-12
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

Class	Outstanding at February 3, 2004
Common Shares, no par value	21,888,874

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2003

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2003
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,372	$143,431
Restricted cash	3,653	3,425
Marketable securities	140	—
Accounts receivable - billed, net	114,992	95,845
Accounts receivable - unbilled	29,142	37,366
Deferred income taxes	3,410	51
Prepaid expenses and other current assets	7,063	6,692
Total current assets	275,772	286,810

Property and equipment, at cost	46,412	48,120
Less accumulated depreciation and amortization	(20,195)	(21,981)
Property and equipment, net	26,217	26,139
Software development costs	23,382	24,401
Less accumulated amortization	(8,699)	(9,748)
Software development costs, net	14,683	14,653
Deferred contract costs	7,283	14,788
Goodwill	81,757	82,358
Intangible assets, net	7,212	6,888
Other assets	2,096	2,377

Total assets	$415,020	$434,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,578	$20,331
Accrued compensation and benefits	23,219	19,564
Deferred revenue	22,356	21,537
Income taxes payable	2,837	—
Current portion of capital lease obligations	809	1,466
Other accrued liabilities	3,653	3,425
Total current liabilities	74,452	66,323

Capital lease obligations, less current portion	3,821	5,680
Deferred income taxes	2,745	3,189
Other liabilities	725	497
Total liabilities	81,743	75,689

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,200,197 and 21,730,981 shares issued and outstanding at September 30, 2003 and December 31, 2003, at stated amount, respectively	146,219	161,952
Accumulated other comprehensive (loss) income	(95)	70
Retained earnings	187,153	196,302

Total shareholders’ equity	333,277	358,324

Total liabilities and shareholders’ equity	$415,020	$434,013

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2002	2003
Revenue	$132,691	$138,894
Cost of revenue	90,430	96,311
Gross profit	42,261	42,583
Selling, general and administrative expenses	26,153	27,652
Income from operations	16,108	14,931
Interest and other income, net	547	192
Income before income taxes	16,655	15,123
Provision for income taxes	6,579	5,974
Net income	$10,076	$9,149

Earnings per share:
Basic	$0.48	$0.43
Diluted	$0.47	$0.42

Weighted average shares outstanding:
Basic	21,224	21,378
Diluted	21,492	21,933

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2002	2003

Cash flows from operating activities:
Net income	$10,076	$9,149

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,226	1,787
Amortization	1,241	1,373
Deferred income taxes	62	3,802
Tax benefit due to option exercises	84	2,269
Non-cash equity based compensation	256	206

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(6,826)	19,147
Accounts receivable - unbilled	(7,059)	(8,224)
Prepaid expenses and other current assets	(624)	401
Deferred contract costs	—	(4,942)
Other assets	290	(184)
Accounts payable	(404)	(1,246)
Accrued compensation and benefits	(2,594)	(3,656)
Deferred revenue	872	(820)
Income taxes payable	3,235	(2,837)
Other liabilities	(92)	(227)

Net cash (used in) provided by operating activities	(257)	15,998

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,291)	(601)
Purchases of property and equipment	(1,041)	(1,708)
Decrease in notes receivable	46	49
Capitalization of software development costs	(585)	(1,019)
Decrease in marketable securities, net	—	128

Net cash used in investing activities	(3,871)	(3,151)

Cash flows from financing activities:
Employee stock transactions	908	13,593
Repurchases of common stock	(7,498)	(335)
Net payments on borrowings	(12)	(46)

Net cash (used in) provided by financing activities	(6,602)	13,212

Net (decrease) increase in cash and cash equivalents	(10,730)	26,059

Cash and cash equivalents, beginning of period	94,965	117,372

Cash and cash equivalents, end of period	$84,235	$143,431

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Month Periods Ended December 31, 2003 and 2002

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 1-12997) filed with the Securities and Exchange Commission on December 19, 2003.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Stock-based Compensation

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

	Three Months Ended December 31,
	2002	2003
	(in thousands, except per share data)
Net income, as reported	$10,076	$9,149
Deduct: FAS 123 compensation expense, net of taxes	(1,830)	(1,211)
Net income, as adjusted	$8,246	$7,938

Earnings per share:
Basic – as reported	$0.48	$0.43
Basic – as adjusted	$0.39	$0.37

Diluted – as reported	$0.47	$0.42
Diluted – as adjusted	$0.38	$0.36

2. Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs totaling $7.3 million and $14.8 million at September 30, 2003 and December 31, 2003, respectively, of which $4.2 million and $6.8 million is leased equipment at September 30, 2003 and December 31, 2003, respectively. Deferred contract costs will be amortized over five years as services are provided under the contract, beginning January 2004.

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows (in thousands):

	Management Services	Health Operations	Human Services Operations	Systems	Total

Balance as of September 30, 2003	$10,113	$1,792	$34,175	$35,677	$81,757
Reclassification of prior acquisition goodwill			(3,698)	3,698	—
Goodwill activity during period			559	42	601
Balance as of December 31, 2003	$10,113	$1,792	$31,036	$39,417	$82,358

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2003			As of December 31, 2003
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,425	$2,854	$571	$3,425	$2,888	$537
Technology-based intangibles	1,500	264	1,236	1,500	318	1,182
Customer contracts and relationships	6,700	1,295	5,405	6,700	1,531	5,169
Total	$11,625	$4,413	$7,212	$11,625	$4,737	$6,888

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately eight years. Intangible amortization expense was approximately $0.3 million for both of the three month periods ended December 31, 2002 and December 31, 2003. The estimated amortization expense for the years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $1.3 million, $1.2 million, $1.2 million, $1.1 million and $0.8 million, respectively.

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

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-MAXIMUS (DMG - previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services.  In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10.0 million. The Company believes the claim is without merit and intends to defend the action vigorously. The matter has been tendered to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

On December 8, 2003, David M. Johnson, a former officer of the Company, sued MAXIMUS, David V. Mastran, and Lynn P. Davenport in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. In October 2002, Mr. Johnson signed a four-year employment agreement with the Company. His complaint asserts that his employment was wrongfully terminated by the defendants, and alleges breach of contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. Mr. Johnson claims damages of at least $11.0 million. MAXIMUS believes that Mr. Johnson’s claims are without merit and intends to defend the action vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of the legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

Financial Instruments – Letter of Credit

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at December 31, 2003.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased will be payable over a 60-month period at a rate of 4.05% commencing in January 2004. At December 31, 2003, capital lease obligations of approximately $6.8 million were incurred related to these lease arrangements for new equipment. Capital leases entered into during the three months ended December 31, 2003 were $2.6 million.

5. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2002	2003
Numerator:
Net income	$10,076	$9,149

Denominator:
Weighted average shares outstanding	21,224	21,378
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	268	555
Denominator for diluted earnings per share	21,492	21,933

6. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock.  In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three-month period ended December 31, 2003, the Company repurchased approximately 10,000 shares. At December 31, 2003, $50.2 million remained available for future stock repurchases under the program.

7. Stock Option Plans

For the three months ended December 31, 2003, approximately 521,000 stock options were exercised under the Company’s stock option plan.

 In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.3 million for both of the three-month periods ended December 31, 2002 and 2003.

8. Segment Information

Effective October 1, 2003, we implemented certain organizational changes to better manage our consulting services and systems lines of business. As a result of these organizational changes, our former Consulting segment is now reported as two separate external reporting segments: the Financial Services segment and the Management Services segment. The Financial Services segment includes the following divisions: Educational Services (which provides school based claiming services), Child Welfare, Revenue Services and Cost Services. The Management Services segment includes the following divisions: Technology Support, Management Solutions, Asset Services and the newly formed Federal Services division.

The Education Systems division, which provides student information systems through our proprietary SchoolMAX™ software, was previously part of the former Consulting segment, and is now part of the Systems segment. Additionally, the contracts within the Children Services division have been moved from the Human Services segment to the Enterprise Solutions division of the Systems segment because these contracts are predominately related to the implementation of statewide automated child welfare information services (SACWIS).

We are providing certain restated financial segment information for earlier periods to reflect this change in the composition of our reportable segments as if we had operated under the new organizational structure during the last two full fiscal years. This information is being provided for comparison purposes only.

	Quarter Ended
	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands)

Revenue:
Health Operations	$41,306	$34,973	$42,704	$42,169	$40,991	$41,118	$40,923	$39,471	$39,547
Human Services Operations	37,180	34,403	37,625	37,318	36,738	34,788	37,395	50,794	39,335
Financial Services	14,464	17,546	16,949	18,027	16,451	17,029	18,847	19,087	19,274
Management Services	17,732	16,591	16,760	16,145	14,220	13,372	12,687	11,563	10,410
Systems	18,888	18,440	19,052	20,426	24,291	24,356	31,889	32,273	30,328
Total	$129,570	$121,953	$133,090	$134,085	$132,691	$130,663	$141,741	$153,188	$138,894

Gross profit:
Health Operations	$8,872	$2,621	$8,588	$8,712	$10,351	$9,591	$8,532	$9,353	$9,939
Human Services Operations	7,549	6,958	9,072	8,638	7,076	6,036	7,427	7,542	7,283
Financial Services	7,156	8,756	6,978	9,483	8,352	9,152	10,216	9,134	9,340
Management Services	7,896	7,452	8,080	7,595	4,609	3,971	3,977	4,314	4,199
Systems	8,103	9,417	10,213	9,523	11,873	9,836	12,268	12,966	11,822
Total	$39,576	$35,204	$42,931	$43,951	$42,261	$38,586	$42,420	$43,309	$42,583

Income (loss) from operations:
Health Operations	$4,970	$(1,738)	$4,475	$4,791	$6,253	$5,039	$4,034	$4,755	$5,964
Human Services Operations	3,419	2,368	3,898	2,944	1,782	663	863	1,672	1,865
Financial Services	4,168	5,219	2,936	4,935	3,837	4,488	6,259	5,160	4,565
Management Services	3,314	2,711	3,074	2,793	1,595	769	978	641	(145)
Systems	1,796	2,223	2,635	1,286	2,443	(477)	2,043	3,133	2,520
Consolidating adjustments	326	582	787	427	198	516	310	88	162
Total	$17,993	$11,365	$17,805	$17,176	$16,108	$10,998	$14,487	$15,449	$14,931

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2003, we had revenue of $558.3 million and net income of $35.3 million. For the three months ended December 31, 2003, we had revenue of $138.9 million and net income of $9.1 million.

Results of Operations – Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands, except per share data)

Revenue	$132,691	$138,894
Cost of revenue	90,430	96,311
Gross profit	$42,261	$42,583

Gross margin percentage	31.8%	30.7%
Selling, general and administrative	$26,153	$27,652
Net income	$10,076	$9,149

Earnings per share:
Basic	$0.48	$0.43
Diluted	$0.47	$0.42

Our revenue increased 4.7% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. Excluding revenue of $3.0 million related to an acquisition in fiscal 2003, our revenue for the three months ended December 31, 2003 increased 2.4% when compared to the three months ended December 31, 2002.

Our gross margin decreased to 30.7% for the three months ended December 31, 2003, a decrease of 1.1%, compared to 31.8% for the same period in the 2003 fiscal year.

Selling, general and administrative expense (SG&A) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in the three months ended December 31, 2003 compared to the same period in fiscal 2003 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. The increase was also due to additional SG&A related to businesses acquired in fiscal 2003.

Also included in SG&A is approximately $0.3 million and $0.2 million of non-cash equity-based compensation expense for the three month periods ended December 31, 2002 and December 31, 2003, respectively, related to the issuance of restricted stock units in May 2002. In future quarters, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.3 million, which amount may increase if certain earnings targets are achieved.

Our provision for income taxes for both of the three month periods ended December 31, 2003 and 2002 was 39.5% of income before income taxes.

Net income for the three month period ended December 31, 2003 was $9.1 million, or $0.42 per diluted share, compared with net income of $10.1 million, or $0.47 per diluted share, for the three month period ended December 31, 2002. The decline in net income is attributed primarily to ongoing weaknesses within our Management Services segment as discussed later.

Health Operations

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Revenue	$40,991	$39,547
Cost of revenue	30,640	29,608
Gross profit	$10,351	$9,939

Gross margin percentage	25.3%	25.1%

Revenue of our Health Operations segment decreased 3.5% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. These changes were due primarily to variations in volume of certain existing enrollment broker contracts and changes in certain discretionary components, such as project-related mailing and advertising activities. Gross margin decreased to 25.1% for the three months ended December 31, 2003 from 25.3% for the same period in fiscal 2003.

Human Services Operations

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Revenue	$36,738	$39,335
Cost of revenue	29,662	32,052
Gross profit	$7,076	$7,283

Gross margin percentage	19.3%	18.5%

Revenue of our Human Services Operations segment increased 7.1% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. The increase in revenue included approximately $3.0 million of revenue from the Correctional Services business acquired on May 1, 2003. Gross margins decreased to 18.5% for the three months ended December 31, 2003 from 19.3% for the same period in fiscal 2003. The gross margin percentage decline is reflective of weakened demand in certain lines of business, particularly Workforce Services where we experienced certain program reductions during fiscal 2003.

Financial Services

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Revenue	$16,451	$19,274
Cost of revenue	8,099	9,934
Gross profit	$8,352	$9,340

Gross margin percentage	50.8%	48.5%

Revenue of our Financial Services segment increased 17.2% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. The increase was attributable primarily to new revenue maximization and school-based claiming contracts which were awarded during fiscal 2003. Gross margin decreased to 48.5% for the three months ended December 31, 2003 from 50.8% for the same period in fiscal 2003. The decline on gross margin was primarily due to an increase in expenses as a result of several new contingency based contracts in which we incur expense in advance of recognizing the revenue.

Management Services

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Revenue	$14,220	$10,410
Cost of revenue	9,611	6,211
Gross profit	$4,609	$4,199

Gross margin percentage	32.4%	40.3%

Revenue of our Management Services segment decreased 26.8% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. The decrease was attributable primarily to continued weakness in demand for certain management consulting services as government procurement of traditional consulting services, which may be more discretionary in nature, has declined. Gross margin increased to 40.3% for the three months ended December 31, 2003 from 32.4% for the same period in fiscal 2003. Although gross margin reflects an increase, the overall year over year income from operations for the Management Services segment declined due to the continued weakness in demand for management consulting services and a lower backlog, which resulted in increased indirect costs.

Systems

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Revenue	$24,291	$30,328
Cost of revenue	12,418	18,506
Gross profit	$11,873	$11,822

Gross margin percentage	48.9%	39.0%

Revenue of our Systems segment increased 24.9% for the three months ended December 31, 2003 compared to the same period in fiscal 2003. The revenue increase was primarily due to new contracts awarded to certain divisions within the segment. Gross margin decreased to 39.0% for the three months ended December 31, 2003 from 48.9% for the same period in fiscal 2003. The decrease was primarily due to declines in software license revenue, which carries higher gross margins.

Other income (expense)

	Three Months Ended December 31,
	2002	2003
	(dollars in thousands)

Interest and other income	$547	$192
Percentage of revenue	0.4%	0.1%

Interest and other income decreased due primarily to lower interest rates earned on our invested cash and cash equivalents.

Liquidity and Capital Resources

	Three Months Ended December,
	2002	2003
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(257)	$15,998
Investing activities	(3,871)	(3,151)
Financing activities	(6,602)	13,212
Net increase (decrease) in cash and cash equivalents	$(10,730)	$26,059

For the three months ended December 31, 2003, cash provided by our operations was $16.0 million, compared to cash used of $0.3 million for the three months ended December 31, 2002. Cash provided by operating activities for the three months ended December 31, 2003 primarily consisted of net income of $9.1 million plus non-cash items aggregating $9.4 million offset by net uses of working capital of $2.5 million. Non-cash items included $3.2 million of depreciation and amortization, $2.3 million from the income tax benefit of option exercises and $3.8 million from deferred income tax benefits. The net uses of working capital reflect a decrease in accounts receivable-billed of $19.1 million offset by increases in accounts receivable-unbilled of $8.2 million and deferred contract costs of $4.9 million as well as decreases in accrued compensation and benefits payable of $3.7 million and income taxes payable of $2.8 million. The decrease in accounts receivable-billed was reflective of good collection efforts during the three month period ended December 31, 2003 and the increase in accounts receivable-unbilled was primarily due to certain milestone based Systems contracts. During the three months ended December 31, 2002, cash used in operating activities consisted primarily of net income of $10.1 million plus non-cash items of $2.9 million offset by net uses of working capital of $13.3 million. Non-cash items included $2.5 million of depreciation and amortization. The net uses of working capital were primarily due to increases in accounts receivable-billed and unbilled totaling $13.9 million.

For the three months ended December 31, 2003, cash used in investing activities was $3.2 million, compared to $3.9 million for the three months ended December 31, 2002. Cash used in investing activities for the three months ended December 31, 2003 primarily consisted of $1.0 million for expenditures for capitalized software costs and purchases of property and equipment of $1.7 million. During the three months ended December 31, 2002, we used $2.3 million related to the acquisition of businesses, $0.6 million for expenditures related to capitalized software costs, and $1.0 million for purchases of property and equipment.

For the three months ended December 31, 2003, cash provided by financing activities was $13.2 million,

compared to cash used of $6.6 million for the three months ended December 31, 2002. Cash provided by financing activities for the three months ended December 31, 2003 primarily consisted of $13.6 million of employee stock transactions. Cash used in financing activities for the three months ended December 31, 2002 primarily consisted of common stock repurchases of $7.5 million offset by $0.9 million of employee stock transactions.

Under resolutions adopted in May 2000, July 2002, and March 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three-month period ended December 31, 2003, we repurchased approximately 10,000 shares. At December 31, 2003, $50.2 million remained available for future stock repurchases under the program.

Our working capital at December 31, 2003 was $220.5 million and we had cash and cash equivalents of $143.4 million and no debt. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of a recently awarded long-term contract, we incurred certain reimbursable transition period costs. During this transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, which commenced in January 2004. As of December 31, 2003, approximately $14.8 million in costs had been incurred and reported as deferred contract costs on our December 31, 2003 condensed consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with the covenants at December 31, 2003.

In July 2003, we entered into a capital lease financing arrangement with a financial institution, whereby we may acquire assets pursuant to an equipment lease agreement. Rental installments for assets leased will be payable over a 60-month period at a rate of 4.05%, subject to certain adjustments, commencing in January 2004. At December 31, 2003, capital lease obligations of approximately $6.8 million were incurred related to these lease arrangements for new equipment.

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

We believe that we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds or letters of credit. Also, we do not enter into derivative transactions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. In fiscal 2003, approximately 82% of our total revenue was derived from state and local government agencies; 6% from federal government agencies; and 12% from other sources, such as foreign and commercial customers. Our revenue is generated from contracts with various payment arrangements, including:  (1) fixed-price; (2) costs incurred plus a negotiated fee (“cost-plus”); (3) performance-based criteria; and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. For fiscal 2003, revenue from fixed-price contracts was approximately 36% of total revenue; revenue from cost-plus contracts was approximately 17% of total revenue; revenue from performance-based contracts was approximately 33% of total revenue; and revenue from time and materials contracts was approximately 14% of total revenue. A majority of our contracts with state and local government agencies have been fixed-price and performance-based and our contracts with the federal government have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts as services are provided based on estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue and are generally expensed. Certain of these direct costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Financial Services segment, Health Operations segment and Human Services Operations segment. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

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

Beginning July 1, 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. While EITF 00-21 has not had a material impact on our financial statements, we apply the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

Human Services Operations segment and Health Operations segment contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of our most recently ended fiscal year, our average Human Services Operations segment and Health Operations segment contract duration was approximately two years. Our Financial Management segment and Management Services segment contracts had performance periods ranging from one month to approximately two years. Our average Systems segment contract duration was one year.

Impairment of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. We elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of October 1, 2001. Upon adoption, the required impairment tests were performed. These impairment tests did not result in any impairment loss. Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of our reporting units with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

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

(b)         Reports on Form 8-K.

During the quarter ended December 31, 2003, the Registrant filed the following Current Reports on Form 8-K:

1)                          Current Report on Form 8-K (Item 12) was filed on November 21, 2003 to announce the Company’s financial results for the quarter and year ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date:	February 12, 2004	By:	/s/ Richard A. Montoni
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