Form 10-Q
period 2004-03-31
MAXIMUS INC
filed 2004-05-12
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒   No   ☐

Class	Outstanding at May 3, 2004
Common Shares, no par value	21,693,535

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	March 31, 2004
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,372	$138,414
Restricted cash	3,653	3,394
Marketable securities	140	—
Accounts receivable – billed, net	114,992	105,119
Accounts receivable – unbilled	29,142	41,128
Deferred income taxes	3,410	—
Prepaid expenses and other current assets	7,063	9,083
Total current assets	275,772	297,138
Property and equipment, at cost	46,412	50,327
Less accumulated depreciation and amortization	(20,195)	(23,757)
Property and equipment, net	26,217	26,570
Software development costs	23,382	25,738
Less accumulated amortization	(8,699)	(10,806)
Software development costs, net	14,683	14,932
Deferred contract costs, net	7,283	16,884
Goodwill	81,757	82,742
Intangible assets, net	7,212	6,564
Other assets	2,096	1,631

Total assets	$415,020	$446,461

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,578	$20,826
Accrued compensation and benefits	23,219	21,162
Deferred revenue	22,356	20,401
Income taxes payable	2,837	—
Deferred income taxes	—	1,497
Current portion of capital lease obligations	809	2,119
Other accrued liabilities	3,653	3,957
Total current liabilities	74,452	69,962
Capital lease obligations, less current portion	3,821	5,436
Deferred income taxes	2,745	7,763
Other liabilities	725	432

Total liabilities	81,743	83,593
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,200,197 and 21,628,665 shares issued and outstanding at September 30, 2003 and March 31, 2004, at stated amount, respectively	146,219	156,982
Accumulated other comprehensive (loss) income	(95)	77
Retained earnings	187,153	205,809

Total shareholders’ equity	333,277	362,868

Total liabilities and shareholders’ equity	$415,020	$446,461

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Revenue	$130,663	$150,707	$263,354	$289,601
Cost of revenue	92,077	106,076	182,507	202,387
Gross profit	38,586	44,631	80,847	87,214
Selling, general and administrative expenses	27,588	29,253	53,741	56,905
Income from operations	10,998	15,378	27,106	30,309
Interest and other income	390	336	937	528
Income before income taxes	11,388	15,714	28,043	30,837
Provision for income taxes	4,498	6,207	11,077	12,181
Net income	$6,890	$9,507	$16,966	$18,656

Earnings per share:
Basic	$0.33	$0.44	$0.80	$0.86
Diluted	$0.32	$0.43	$0.79	$0.84
Weighted average shares outstanding:
Basic	21,092	21,796	21,159	21,586
Diluted	21,329	22,262	21,419	22,098

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2003	2004

Cash flows from operating activities:
Net income	$16,966	$18,656

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,608	3,561
Amortization	2,474	2,755
Deferred income taxes	294	9,925
Tax benefit due to option exercises	333	3,352
Non-cash equity based compensation	512	457
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable – billed	(3,201)	9,872
Accounts receivable – unbilled	(4,738)	(11,986)
Prepaid expenses and other current assets	(1,253)	(1,584)
Deferred contract costs	—	(6,275)
Other assets	259	179
Accounts payable	2,316	(751)
Accrued compensation and benefits	(1,365)	(2,057)
Deferred revenue	3,132	(1,955)
Income taxes payable	838	(2,837)
Other liabilities	(187)	270

Net cash provided by operating activities	18,988	21,582

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,801)	(985)
Purchases of property and equipment	(3,382)	(3,914)
Capitalization of software development costs	(1,695)	(2,356)
Other	166	264

Net cash used in investing activities	(7,712)	(6,991)

Cash flows from financing activities:
Employee stock transactions	1,906	18,955
Repurchases of common stock	(15,465)	(12,001)
Payments on capital lease obligations	(59)	(503)

Net cash (used in) provided by financing activities	(13,618)	6,451

Net (decrease) increase in cash and cash equivalents	(2,342)	21,042

Cash and cash equivalents, beginning of period	94,965	117,372

Cash and cash equivalents, end of period	$92,623	$138,414

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended March 31, 2004 and 2003

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 1-12997) filed with the Securities and Exchange Commission on December 19, 2003.

Stock-Based Compensation

The Company accounts for its employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. No stock option based employee compensation cost is reflected in net income, as all employee stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“FAS 148”), to stock-based employee compensation for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(in thousands, except per share data )
Net income, as reported	$6,890	$9,507	$16,966	$18,656
Deduct: Stock compensation expense determined under fair value based method, net of taxes	(1,777)	(1,420)	(3,607)	(2,631)
Net income, as adjusted	$5,113	$8,087	$13,359	$16,025

Earnings per share:
Basic – as reported	$0.33	$0.44	$0.80	$0.86
Basic – as adjusted	$0.24	$0.37	$0.63	$0.74

Diluted – as reported	$0.32	$0.43	$0.79	$0.84
Diluted – as adjusted	$0.24	$0.36	$0.62	$0.73

2. Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs totaling $7.3 million and $17.6 million at September 30, 2003 and March 31, 2004, respectively, of which $4.2 million and $7.5 million is leased equipment at September 30, 2003 and March 31, 2004, respectively. Deferred contract costs are amortized over five years as services are provided under the contract, beginning January 2004. Amortization of deferred contract costs was $0.7 million for both the three months and six months ended March 31, 2004.

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows (in thousands):

	Management Services	Health Operations	Human Services Operations	Systems	Total

Balance as of September 30, 2003	$10,113	$1,792	$34,175	$35,677	$81,757
Reclassification of prior acquisition goodwill	—	—	(3,698)	3,698	—
Goodwill additions during period	—	—	712	273	985
Balance as of March 31, 2004	$10,113	$1,792	$31,189	$39,648	$82,742

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2003			As of March 31, 2004
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,425	$2,854	$571	$3,425	$2,922	$503
Technology-based intangibles	1,500	264	1,236	1,500	371	1,129
Customer contracts and relationships	6,700	1,295	5,405	6,700	1,768	4,932
Total	$11,625	$4,413	$7,212	$11,625	$5,061	$6,564

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately eight years. Intangible amortization expense was approximately $0.6 million for both of the six months ended March 31, 2003 and March 31, 2004. The estimated amortization expense for the years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $1.3 million, $1.2 million, $1.2 million, $1.1 million and $0.8 million, respectively.

4. Commitments and Contingencies

Litigation

On December 5, 2000, the Village of Maywood, Illinois (the Village) sued Unison MAXIMUS, Inc. (Unison), a wholly-owned subsidiary of MAXIMUS, in the Circuit Court of Cook County, Illinois. The Company acquired Unison Consulting Group, Inc. in May 1999 and subsequently renamed it “Unison MAXIMUS, Inc.” Unison remains a wholly-owned subsidiary of the Company. The Village had contracted with Unison to provide a variety of financial and consulting services from 1996 through 1999. The Village alleged inter alia breach of contract, breach of fiduciary duty, and fraud.  In March 2004, Unison agreed to a confidential settlement of the lawsuit with the Village.  The settlement amount to be paid by Unison is not material to the Company’s financial condition or results of operations.

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-

MAXIMUS (DMG – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services.  In its defense, CSA has asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleges damages against both defendants of at least $10.0 million. The Company believes the claim is without merit and intends to defend the action vigorously. The matter has been tendered to the Company’s insurance carrier. Although there is no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

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

The Company is involved in various legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of any of these legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

Financial Instruments – Letter of Credit

On June 18, 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at March 31, 2004.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement will be payable over a 57-month period at a rate of 3.61% commencing in April 2004. At March 31, 2004, capital lease obligations of approximately $7.6 million were outstanding related to these lease arrangements for new equipment. Capital leases entered into during the six months ended March 31, 2004 were approximately $3.3 million.

5. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004

Numerator:
Net income	$6,890	$9,507	$16,966	$18,656

Denominator:
Basic weighted average shares outstanding	21,092	21,796	21,159	21,586

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	237	466	260	512
Denominator for diluted earnings per share	21,329	22,262	21,419	22,098

6. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2004, the Company repurchased approximately 337,000 shares. At March 31, 2004, $43.5 million remained authorized for future stock repurchases under the program.

7. Stock Option Plans

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.5 million and $0.4 million for the six months ended March 31, 2003 and 2004, respectively.

In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $34.90. The RSUs will vest in full upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.1 million for the six months ended March 31, 2004.

For the six months ended March 31, 2004, approximately 723,000 stock options were exercised under the Company’s stock option plan and approximately 25,000 RSU’s were vested and released.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Revenue:
Health Operations	$41,118	$50,245	$82,109	$89,792
Human Services Operations	34,788	38,750	71,526	78,085
Financial Services	17,029	17,554	33,480	36,828
Management Services	13,372	9,614	27,592	20,024
Systems Group	24,356	34,544	48,647	64,872
Total	$130,663	$150,707	$263,354	$289,601

Gross Profit:
Health Operations	$9,591	$11,107	$19,942	$21,046
Human Services Operations	6,036	8,420	13,112	15,703
Financial Services	9,152	8,300	17,504	17,640
Management Services	3,971	3,796	8,580	7,995
Systems Group	9,836	13,008	21,709	24,830
Total	$38,586	$44,631	$80,847	$87,214

Income (loss) from Operations:
Health Operations	$5,039	$6,251	$11,292	$12,215
Human Services Operations	663	2,124	2,445	3,989
Financial Services	4,488	3,649	8,325	8,214
Management Services	769	(491)	2,364	(636)
Systems Group	(477)	3,414	1,966	5,934
Consolidating adjustments	516	431	714	593
Total	$10,998	$15,378	$27,106	$30,309

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2003, we had revenue of $558.3 million and net income of $35.3 million. For the six months ended March 31, 2004, we had revenue of $289.6 million and net income of $18.7 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands, except per share data)

Revenue	$130,663	$150,707	$263,354	$289,601
Cost of revenue	92,077	106,076	182,507	202,387
Gross profit	$38,586	$44,631	$80,847	$87,214

Gross margin percentage	29.5%	29.6%	30.7%	30.1%

Selling, general and administrative	$27,588	$29,253	$53,741	$56,905
Selling, general and administrative percentage	21.1%	19.4%	20.4%	19.6%

Net income	$6,890	$9,507	$16,966	$18,656

Earnings per share:
Basic	$0.33	$0.44	$0.80	$0.86
Diluted	$0.32	$0.43	$0.79	$0.84

Our revenue increased 15.3% for the three months ended March 31, 2004 compared to the same period in fiscal 2003. Excluding revenue of $3.3 million related to an acquisition in fiscal 2003, our revenue for the three months ended March 31, 2004 increased 12.8% when compared to the three months ended March 31, 2003. For the six months ended March 31, 2004 compared to the same period in fiscal 2003, our revenue increased 10.0%. Excluding revenue of $6.4 million related to an acquisition in fiscal 2003, our revenue for the six months ended March 31, 2004 increased 7.5% when compared to the six months ended March 31, 2003.

Our gross margin increased to 29.6% for the three months ended March 31, 2004, an increase of 0.1%, compared to 29.5% for the same period in the 2003 fiscal year. For the six months ended March 31, 2004, our gross margin decreased to 30.1%, a decrease of 0.6%, compared to 30.7% for the same period in the 2003 fiscal year.

Selling, general and administrative expense (SG&A) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in the three months and six months ended March 31, 2004 compared to the same periods in fiscal 2003 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. Our SG&A as a percentage of revenue decreased to 19.4% for the three months ended March 31, 2004 compared to 21.1% for the same period in the 2003 fiscal year. For the six months ended March 31, 2004, our SG&A as a percentage of revenue decreased to 19.6% compared to 20.4% for the same period in the 2003 fiscal year.

Also included in SG&A is approximately $0.3 million of non-cash equity-based compensation expense for both of the three months ended March 31, 2004 and March 31, 2003, and approximately $0.5 million for both of the six months ended March 31, 2004 and March 31, 2003, related to the issuance of restricted stock units in May 2002 and March 2004. In future quarters, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.3 million, which amount may increase if certain earnings targets are achieved.

Our provision for income taxes for both the three month and six months ended March 31, 2004 and 2003 was 39.5% of income before income taxes.

Net income for the three months ended March 31, 2004 was $9.5 million, or $0.43 per diluted share, compared with net income of $6.9 million, or $0.32 per diluted share, for the three months ended March 31, 2003. Net income for the six months ended March 31, 2004 was $18.7 million, or $0.84 per diluted share, compared with net income of $17.0 million, or $0.79 per diluted share, for the six months ended March 31, 2003. The increase in net income is attributed primarily due to the contributions of our Health Operations and Systems segments as discussed in more detail below.

Health Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$41,118	$50,245	$82,109	$89,792
Cost of revenue	31,527	39,138	62,167	68,746
Gross profit	$9,591	$11,107	$19,942	$21,046

Gross margin percentage	23.3%	22.1%	24.3%	23.4%

Revenue of our Health Operations segment increased 22.2% for the three months ended March 31, 2004 compared to the same period in fiscal 2003, and increased 9.4% for the six months ended March 31, 2004 compared to the same period in fiscal 2003. These increases were due primarily to the contribution of revenue from the California Healthy Families project which commenced operations on January 1, 2004. Gross margin decreased to 22.1% for the three months ended March 31, 2004 from 23.3% for the same period in fiscal 2003, and to 23.4% for the six months ended March 31, 2004 from 24.3% for the same period in fiscal 2003.

Human Services Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$34,788	$38,750	$71,526	$78,085
Cost of revenue	28,752	30,330	58,414	62,382
Gross profit	$6,036	$8,420	$13,112	$15,703

Gross margin percentage	17.4%	21.7%	18.3%	20.1%

Revenue of our Human Services Operations segment increased 11.4% for the three months ended March 31, 2004 compared to the same period in fiscal 2003, and increased 9.2% for the six months ended March 31, 2004 compared to the same period in fiscal 2003. These increases in revenue included approximately $3.3 million and $6.4 million of revenue during the three months and six months ended March 31, 2004, respectively, from the Correctional Services business acquired on May 1, 2003. Gross margin increased to 21.7% for the three months ended March 31, 2004 from 17.4% for the same period in fiscal 2003, and to 20.1% for the six months ended March 31, 2004 from 18.3% for the same period in fiscal 2003.  These increases were due primarily to the improvements in the Workforce Services division as a higher level of program reductions were experienced in fiscal 2003.

Financial Services

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$17,029	$17,554	$33,480	$36,828
Cost of revenue	7,877	9,254	15,976	19,188
Gross profit	$9,152	$8,300	$17,504	$17,640

Gross margin percentage	53.7%	47.3%	52.3%	47.9%

Revenue of our Financial Services segment increased 3.1% for the three months ended March 31, 2004 compared to the same period in fiscal 2003, and increased 10.0% for the six months ended March 31, 2004 compared to the same period in fiscal 2003. The increase was attributable primarily to new revenue maximization and school-based claiming contracts which were awarded during fiscal 2003. Gross margin decreased to 47.3% for the three months ended March 31, 2004 from 53.7% for the same period in fiscal 2003, and to 47.9% for the six months ended March 31, 2004 from 52.3% for the same period in fiscal 2003.  These declines on gross margin were primarily due to increases in expenses as a result of several new contingency based contracts in which we incur expense in advance of recognizing the revenue.

Management Services

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$13,372	$9,614	$27,592	$20,024
Cost of revenue	9,401	5,818	19,012	12,029
Gross profit	$3,971	$3,796	$8,580	$7,995

Gross margin percentage	29.7%	39.5%	31.1%	39.9%

Revenue of our Management Services segment decreased 28.1% for the three months ended March 31, 2004 compared to the same period in fiscal 2003, and decreased 27.4% for the six months ended March 31, 2004 compared to the same period in fiscal 2003. These decreases were attributable primarily to continued weakness in demand for certain management consulting services such as government procurement of traditional consulting services, which may be more discretionary in nature. Gross margin increased to 39.5% for the three months ended March 31, 2004 from 29.7% for the same period in fiscal 2003, and to 39.9% for the six months ended March 31, 2004 from 31.1% for the same period in fiscal 2003.  Although gross margin reflects an increase, income from operations for the Management Services segment declined due to the continued weakness in demand for management consulting services and a lower backlog, which resulted in increased indirect costs.

Systems

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$24,356	$34,544	$48,647	$64,872
Cost of revenue	14,520	21,536	26,938	40,042
Gross profit	$9,836	$13,008	$21,709	$24,830

Gross margin percentage	40.4%	37.7%	44.6%	38.3%

Revenue of our Systems segment increased 41.8% for the three months ended March 31, 2004 compared to the same period in fiscal 2003, and increased 33.4% for the six months ended March 31, 2004 compared to the same period in fiscal 2003. These increases were primarily due to revenue from new contracts awarded to certain divisions within the segment. Gross margin decreased to 37.7% for the three months ended March 31, 2004 from 40.4% for the same period in fiscal 2003, and to 38.3% for the six months ended March 31, 2004 from 44.6% for the same period in fiscal 2003.  These decreases in gross margin were primarily due to declines in software license revenue, which carries higher gross margins.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
	(dollars in thousands)

Interest and other income, net	$390	$336	$937	$528
Percentage of revenue	0.3%	0.2%	0.4%	0.2%

Interest and other income decreased during the three months and six months ended March 31, 2004 when compared to the same periods in the previous fiscal year due primarily to lower interest rates earned on our invested cash and cash equivalents as well as interest expense on our capital lease obligations beginning in January 2004.

Liquidity and Capital Resources

	Six Months Ended March,
	2003	2004
	(dollars in thousands)

Net cash provided by (used in):
Operating activities	$18,988	$21,582
Investing activities	(7,712)	(6,991)
Financing activities	(13,618)	6,451
Net increase (decrease) in cash and cash equivalents	$(2,342)	$21,042

For the six months ended March 31, 2004, cash provided by our operations was $21.6 million, compared to $19.0 million for the six months ended March 31, 2003. Cash provided by operating activities for the six months ended March 31, 2004 primarily consisted of net income of $18.7 million plus non-cash items aggregating $20.1 million offset by net uses of working capital of $17.2 million. Non-cash items included $6.3 million of depreciation and amortization, $3.4 million from the income tax benefit of option exercises and $9.9 million from deferred income taxes. The net uses of working capital reflect a decrease in accounts receivable-billed of $9.9 million offset by increases in accounts receivable-unbilled of $12.0 million and deferred contract costs of $6.3 million as well as decreases in accrued compensation and benefits payable of $2.1 million, deferred revenue of $2.0 million and income taxes payable of $2.8 million. The decrease in accounts receivable-billed was reflective of good collection efforts during the six months ended March 31, 2004 and the increase in accounts receivable-unbilled was primarily due to certain milestone based billings of our Systems contracts. During the six months ended March 31, 2003, cash used in operating activities consisted primarily of net income of $17.0 million plus non-cash items of $6.2 million offset by net uses of working capital of $4.2 million. Non-cash items included $5.1 million of depreciation and amortization. The net uses of working capital were primarily due to increases in accounts receivable-billed and unbilled totaling $7.9 million offset by increases in deferred revenue of $3.1 million.

For the six months ended March 31, 2004, cash used in investing activities was $7.0 million, compared to $7.7 million for the six months ended March 31, 2003. Cash used in investing activities for the six months ended March 31, 2004 primarily consisted of expenditures for capitalized software costs of $2.4 million and purchases of property and equipment of $3.9 million. During the six months ended March 31, 2003, we used $2.8 million related to the acquisition of businesses, $1.7 million for expenditures related to capitalized software costs, and $3.4 million for purchases of property and equipment.

For the six months ended March 31, 2004, cash provided by financing activities was $6.5 million, compared to cash used of $13.6 million for the six months ended March 31, 2003. Cash provided by financing activities for the six months ended March 31, 2004 primarily consisted of $19.0 million of employee stock transactions offset by $12.0 million of common stock repurchases. Cash used in financing activities for the six months ended March 31, 2003 primarily consisted of by $1.9 million of employee stock transactions offset by $15.5 million of common stock repurchases.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2004, the Company repurchased approximately 337,000 shares. At March 31, 2004, $43.5 million remained authorized for future stock repurchases under the program.

Our working capital at March 31, 2004 was $227.2 million and we had cash and cash equivalents of $138.4 million and no debt, except for capital lease obligations. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of a recently awarded long-term contract, we incurred certain reimbursable transition period costs. During this transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, which commenced in January 2004. As of March 31, 2004, approximately $16.9 million in costs, net of amortization of approximately $0.7, had been incurred and reported as deferred contract costs on our March 31, 2004 amortization of condensed consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with the covenants at March 31, 2004.

In July 2003, we entered into a capital lease financing arrangement with a financial institution, whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased will be payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement will be payable over a 57-month period at a rate of 3.61% commencing in April 2004. At March 31, 2004, capital lease obligations of approximately $7.6 million were incurred related to these lease arrangements for new equipment. Capital leases entered into during the six months ended March 31, 2004 were approximately $3.3 million.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed price contracts, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue and are generally expensed. Certain of these direct costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed. These factors may result in irregular revenue and profit margins for performance-based contracts, which exist in our Financial Services segment, Health Operations segment and Human Services Operations segment. As a result, with performance-based contracts we have more uncertainty regarding expected future revenue.

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

Impairment of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. We elected to adopt FAS 141 and 142 effective October 1, 2001, and as a result, amortization of goodwill was discontinued as of October 1, 2001. Upon adoption, the required impairment tests were performed. These impairment tests did not result in any impairment loss. Goodwill is tested on an annual basis in our fourth quarter, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of our reporting units with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

Capitalized Software Development Costs. Capitalized software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet.

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

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2004 – Jan. 31, 2004	—	—	—	$53,471
Feb. 1, 2004 – Feb. 29, 2004	68,400	$35.54	68,400	$51,597
Mar. 1, 2004 – Mar. 31, 2004	258,500	$34.81	258,500	$43,534
Total	326,900	$34.96	326,900

(1) Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, the Company’s Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock under the Company’s 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 18, 2004, our shareholders voted as follows:

(a)                                  To elect Paul R. Lederer, Peter B. Pond and James R. Thompson, Jr. as Class I Directors of the Company for a three-year term.

Nominee	Total Votes For	Total Votes Withheld
Paul R. Lederer	18,697,985	2,379,442
Peter B. Pond	18,697,985	2,379,442
James R. Thompson, Jr.	8,724,912	12,352,511

Russell A. Beliveau, John J. Haley, Marilyn R. Seymann, Lynn P. Davenport, David V. Mastran and Wellington E. Webb continued their terms in office after the meeting.

Under the Virginia Stock Corporation Act and the Company’s Amended and Restated By-laws, the presence at the Annual Meeting, in person or by duly authorized proxy, of the holders of a majority of the outstanding shares of stock entitled to vote at the Annual Meeting constitutes a quorum for the transaction of business. With respect to the election of directors, each nominee must receive a plurality of the votes cast. For these purposes withheld votes are the equivalent of abstentions.

The Company believes that the large number of votes withheld for James R. Thompson, Jr. resulted from the recommendation of a proxy advisory service. That service based its recommendation on its determination that Mr. Thompson served on the boards of too many other public companies and missed two of the seven Board meetings of the Company. It is important to note that Mr. Thompson did not seek reelection to the

Boards of Prime Retail, Inc. and Prime Group Realty Trust and therefore no longer serves as a director of those organizations. Moreover, as one of the longest serving Governors of one of the country’s most populous states (Illinois), Governor Thompson is uniquely qualified to advise MAXIMUS in its core business areas of providing services to state and local government agencies. Although Mr. Thompson missed two Board meetings in 2003, he was available on short notice on numerous other occasions to advise and consult with Company management on various strategic business issues. Mr. Thompson is a valuable contributor to MAXIMUS, and the Company benefits greatly from his experience and counsel.

(b)                                 To amend the Company’s 1997 Employee Stock Purchase Plan to increase the number of shares of the Company’s common stock available for purchase under that Plan.

Total Votes For	17,438,978
Total Votes Against	1,696,908
Abstentions	4,664
Broker Non-votes	1,936,877

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)         Reports on Form 8-K.

During the quarter ended March 31, 2004, the Registrant furnished the following Current Report on Form 8-K:

1)                          Current Report on Form 8-K (Item 12) was furnished on February 4, 2004 to announce the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 12, 2004	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

99.1	Important Factors Regarding Forward Looking Statements.