Form 10-Q
period 2004-06-30
MAXIMUS INC
filed 2004-08-12
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

Commission file number 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding at August 3, 2004
Common stock, no par value	21,692,818

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	June 30, 2004
	(Note 1)	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$117,372	$131,611
Restricted cash	3,653	1,601
Marketable securities	140	—
Accounts receivable – billed, net	114,992	122,659
Accounts receivable – unbilled	29,142	40,522
Deferred income taxes	3,410	413
Prepaid expenses and other current assets	7,063	8,893
Total current assets	275,772	305,699
Property and equipment, at cost	46,412	51,446
Less accumulated depreciation and amortization	(20,195)	(25,398)
Property and equipment, net	26,217	26,048
Capitalized software	23,382	29,142
Less accumulated amortization	(8,699)	(11,528)
Capitalized software, net	14,683	17,614
Deferred contract costs, net	7,283	16,367
Goodwill	81,757	84,710
Intangible assets, net	7,212	10,289
Other assets, net	2,096	6,057

Total assets	$415,020	$466,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,578	$25,778
Accrued compensation and benefits	23,219	21,514
Deferred revenue	22,356	25,341
Income taxes payable	2,837	1,866
Current portion of capital lease obligations	809	1,631
Other accrued liabilities	3,653	1,663
Total current liabilities	74,452	77,793
Capital lease obligations, less current portion	3,821	5,527
Deferred income taxes	2,745	10,899
Other liabilities	725	137

Total liabilities	81,743	94,356

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,200,197 and 21,650,875 shares issued and outstanding at September 30, 2003 and June 30, 2004, at stated amount, respectively	146,219	156,839
Accumulated other comprehensive loss	(95)	(150)
Retained earnings	187,153	215,739

Total shareholders’ equity	333,277	372,428

Total liabilities and shareholders’ equity	$415,020	$466,784

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Revenue	$141,741	$160,158	$405,095	$449,759

Cost of revenue	99,321	114,696	281,828	317,083

Gross profit	42,420	45,462	123,267	132,676

Selling, general and administrative expenses	27,933	29,340	81,674	86,245

Income from operations	14,487	16,122	41,593	46,431

Interest and other income, net	331	291	1,268	819

Income before income taxes	14,818	16,413	42,861	47,250

Provision for income taxes	5,853	6,483	16,930	18,664

Net income	$8,965	$9,930	$25,931	$28,586

Earnings per share:

Basic	$0.43	$0.46	$1.23	$1.32

Diluted	$0.43	$0.45	$1.22	$1.29

Weighted average shares outstanding:

Basic	20,731	21,664	21,016	21,612

Diluted	21,015	22,071	21,285	22,095

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2003	2004

Cash flows from operating activities:
Net income	$25,931	$28,586

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,872	5,203
Amortization	3,725	4,366
Deferred income taxes	(435)	11,151
Tax benefit due to option exercises	523	3,604
Non-cash equity based compensation	726	809

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(11,323)	(7,667)
Accounts receivable - unbilled	(3,702)	(11,380)
Prepaid expenses and other current assets	(707)	(1,511)
Deferred contract costs	(1,148)	(5,758)
Other assets	262	(4,360)
Accounts payable	8,785	4,168
Accrued compensation and benefits	100	(1,705)
Deferred revenue	8,795	2,195
Income taxes payable	169	(971)
Other liabilities	(1,545)	(526)

Net cash provided by operating activities	34,028	26,204

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,532)	(6,429)
Purchases of property and equipment	(4,574)	(4,961)
Capitalized software costs	(2,954)	(6,212)
Other	(1,611)	227

Net cash used in investing activities	(22,671)	(17,375)

Cash flows from financing activities:
Employee stock transactions	3,682	21,340
Repurchases of common stock	(20,394)	(15,133)
Payments on capital lease obligations	(109)	(797)

Net cash (used in) provided by financing activities	(16,821)	5,410

Net (decrease) increase in cash and cash equivalents	(5,464)	14,239

Cash and cash equivalents, beginning of period	94,965	117,372

Cash and cash equivalents, end of period	$89,501	$131,611

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended June 30, 2004 and 2003

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(in thousands, except per share data)
Net income, as reported	$8,965	$9,930	$25,931	$28,586
Deduct: Stock compensation expense determined under fair value based method, net of taxes	(1,501)	(1,245)	(5,108)	(3,876)
Net income, as adjusted	$7,464	$8,685	$20,823	$24,710

Earnings per share:
Basic – as reported	$0.43	$0.46	$1.23	$1.32
Basic – as adjusted	$0.36	$0.40	$0.99	$1.14

Diluted – as reported	$0.43	$0.45	$1.22	$1.29
Diluted – as adjusted	$0.36	$0.39	$0.98	$1.12

2. Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs, net of related amortization, include system development and facility build-out costs totaling $7.3 million and $16.4 million at September 30, 2003 and June 30, 2004, respectively, of which $4.2 million and $7.6 million is leased equipment at September 30, 2003 and June 30, 2004, respectively. Deferred contract costs are amortized over five years as services are provided under the contract, beginning January 2004. Amortization of deferred contract costs was $1.1 million and $1.8 million for the three months and nine months ended June 30, 2004, respectively.

3. Business Combinations

In fiscal 2004, the Company acquired the businesses described below in business combinations accounted for as purchases. Accordingly, the accompanying unaudited condensed consolidated financial statements include the results of operations of the acquired businesses since the dates of their respective acquisition.

On May 3, 2004, the Company acquired substantially all the assets of TIECorp for $3.2 million. In conjunction with the purchase, the Company recorded intangible assets, primarily non-competition agreements and technology related intangibles, of $3.4 million, which have been assigned to the Human Services business segment. Per the terms of the acquisition agreement, additional consideration of up to $16.5 million may be paid based on achievement of certain future performance objectives by TIECorp. The TIECorp business is engaged in the development and marketing of instructional management software programs and related products and services in the educational field. The primary reason for the acquisition was to expand the Company’s presence in the educational software field and to strategically complement the Company’s current product and service offerings in the educational market.

On June 1, 2004, the Company acquired certain assets of Manatron, Inc. for $1.8 million. In conjunction with the purchase, the Company recorded goodwill of $1.5 million and intangible assets, primarily customer contracts and relationships, of $0.8 million, which have been assigned to the Technical Services business segment. The acquired assets relate to the design, development, marketing and support of judicial software products for county, city and township governments. The primary reason for the acquisition was to increase the Company’s market share in the justice solutions arena.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows (in thousands):

	Health Services	Human Services	Technical Services	Total

Balance as of September 30, 2003	$1,792	$37,288	$42,677	$81,757
Acquisition of Manatron, Inc.	—	—	1,517	1,517
Other additions during period	—	1,106	330	1,436
Balance as of June 30, 2004	$1,792	$38,394	$44,524	$84,710

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2003			As of June 30, 2004
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,425	$2,854	$571	$3,475	$2,958	$517
Technology-based intangibles	1,500	264	1,236	4,837	533	4,304
Customer contracts and relationships	6,700	1,295	5,405	7,475	2,007	5,468
Total	$11,625	$4,413	$7,212	$15,787	$5,498	$10,289

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was approximately $0.4 million and $1.1 million for the three and nine months ended June 30, 2004, respectively. The estimated amortization expense for the years ending September 30, 2004, 2005, 2006, 2007 and 2008 is $1.6 million, $2.0 million, $2.0 million, $2.0 million and $1.6 million, respectively.

5. Commitments and Contingencies

Litigation

On January 3, 2003, the City of San Diego served the Company with a complaint naming DMG-MAXIMUS (DMG – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services. In its defense, CSA asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleged damages against all defendants of at least $10.0 million. All parties have tentatively agreed to settle this matter.  The MAXIMUS share of the settlement is not material and will be covered by insurance.

On December 8, 2003, David M. Johnson, a former officer of the Company, sued MAXIMUS, David V. Mastran, and Lynn P. Davenport in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. The matter has since been transferred to the federal District Court for the Eastern District of Virginia. In October 2002, Mr. Johnson signed a four-year employment agreement with the Company. His complaint asserts that his employment was wrongfully terminated by the defendants, and alleges breach of contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. Mr. Johnson claims damages of at least $11.0 million. MAXIMUS believes that Mr. Johnson’s claims are without merit and intends to defend the action vigorously. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

In the third quarter of fiscal 2004, the Company learned that two former employees who were principals in a small business MAXIMUS acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases apparently used in a competitive enterprise completely unrelated to MAXIMUS business. The Company never had any knowledge of the leases or guarantees. On July 14, 2004, the Company filed suit against those individuals. Solarcom LLC, the leasing company, has demanded $31.0 million from MAXIMUS under the guarantees, which amount represents the remaining payments under the leases. On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania in connection with this matter.  Solarcom had sold and assigned certain of the lease payments to De Lage Landen.  De Lage Landen has sued MAXIMUS to enforce the guarantees, and has claimed damages of at least $10.0 million.  The Company believes that amount is part of the $31.0 million demanded by Solarcom. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company believes that it is not liable under the guarantees and will vigorously contest any claim for payment. The Company has also reported the matter to law enforcement authorities. Although there can be no assurance of a favorable outcome, the Company does not believe that this action will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

The Company is involved in various other legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of any of these legal proceedings to have a material adverse effect on the Company’s financial condition or its results of operations.

Financial Instruments – Letter of Credit

On June 18, 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at June 30, 2004.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At June 30, 2004, capital lease obligations of approximately $7.6 million were outstanding related to these lease arrangements for new equipment. Capital leases entered into during the nine months ended June 30, 2004 were approximately $3.3 million.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Numerator:
Net income	$8,965	$9,930	$25,931	$28,586
Denominator:
Basic weighted average shares outstanding	20,731	21,664	21,016	21,612

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	284	407	269	483
Denominator for diluted earnings per share	21,015	22,071	21,285	22,095

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2004, the Company repurchased approximately 439,000 shares. At June 30, 2004, $42.2 million remained authorized for future stock repurchases under the program.

8. Stock Option Plans

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. The RSUs vest annually with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.7 million and $0.6 million for the nine months ended June 30, 2003 and 2004, respectively.

In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $34.90. The RSUs vest annually with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.2 million for the nine months ended June 30, 2004.

For the nine months ended June 30, 2004, approximately 815,000 stock options were exercised under the Company’s stock option plan and approximately 25,000 RSU’s were vested and released.

9. Segment Information

Effective April 1, 2004, we implemented certain internal organizational changes to better manage our business. As a result, we now report each of our three Strategic Business Units as separate external reporting segments.

The following table provides certain financial information for each of the Company’s business segments. The earlier periods are reflective of the change in the composition of our reportable segments as if we had operated under the new organizational structure during those periods.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Revenue:
Health Services	$40,923	$59,193	$123,032	$149,505
Human Services	60,363	60,043	172,543	182,829
Technical Services	40,455	40,922	109,520	117,425
Total	$141,741	$160,158	$405,095	$449,759

Gross Profit:
Health Services	$8,532	$12,628	$28,474	$33,908
Human Services	17,851	17,346	47,027	53,727
Technical Services	16,037	15,488	47,766	45,041
Total	$42,420	$45,462	$123,267	$132,676

Income from Operations:
Health Services	$4,034	$7,612	$15,326	$19,822
Human Services	6,925	4,266	15,641	15,953
Technical Services	3,218	3,707	9,602	9,526
Consolidating adjustments	310	537	1,024	1,130
Total	$14,487	$16,122	$41,593	$46,431

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a leading provider of health and human services program management, consulting services and systems solutions primarily to government agencies. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2003, we had revenue of $558.3 million and net income of $35.3 million. For the nine months ended June 30, 2004, we had revenue of $449.8 million and net income of $28.6 million.

Effective April 1, 2004, we implemented certain internal organizational changes to better manage our business. As a result, we now report each of our three Strategic Business Units (i.e., Health Services, Human Services, and Technical Services) as separate external reporting segments. The financial segment information provided below is reflective of this change in the composition of our reportable segments as if we had operated under the new organizational structure during prior periods.

Business Combinations

In fiscal 2004, we acquired the businesses described below in business combinations accounted for as purchases.

On May 3, 2004, we acquired substantially all the assets of TIECorp for $3.2 million. In conjunction with the purchase, we recorded intangible assets, primarily non-competition agreements and technology related intangibles, of $3.4 million, which have been assigned to the Human Services business segment. Per the terms of the acquisition agreement, additional consideration of up to $16.5 million may be paid based on achievement of certain future performance objectives by TIECorp. The TIECorp business is engaged in the development and marketing of instructional management software programs and related products and services in the educational field. The primary reason for the acquisition was to expand our presence in the educational software field and to strategically complement our current product and service offerings in the educational market.

On June 1, 2004, we acquired certain assets of Manatron, Inc. for $1.8 million. In conjunction with the purchase, we recorded goodwill of $1.5 million and intangible assets, primarily customer contracts and relationships, of $0.8 million, which have been assigned to the Technical Services business segment. The acquired assets relate to the design, development, marketing and support of judicial software products for county, city and township governments. The primary reason for the acquisition was to increase our market share in the justice solutions arena.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(dollars in thousands, except per share data)

Revenue	$141,741	$160,158	$405,095	$449,759
Cost of revenue	99,321	114,696	281,828	317,083
Gross profit	$42,420	$45,462	$123,267	$132,676

Gross margin percentage	29.9%	28.4%	30.4%	29.5%

Selling, general and administrative	$27,935	$29,340	$81,674	$86,245
Selling, general and administrative percentage	19.7%	18.3%	20.2%	19.2%

Net income	$8,965	$9,930	$25,931	$28,586

Earnings per share:
Basic	$0.43	$0.46	$1.23	$1.32
Diluted	$0.43	$0.45	$1.22	$1.29

Our revenue increased 13.0% for the three months ended June 30, 2004 compared to the same period in fiscal 2003. Excluding revenue of $3.5 million related primarily to an acquisition in May 2003, our revenue for the three months ended June 30, 2004 increased 12.3% when compared to the three months ended June 30, 2003. For the nine months ended June 30, 2004 compared to the same period in fiscal 2003, our revenue increased 11.0%. Excluding revenue of $9.9 million related primarily to an acquisition in May 2003, our revenue for the nine months ended June 30, 2004 increased 9.2% when compared to the nine months ended June 30, 2003.

Our gross margin decreased to 28.4% for the three months ended June 30, 2004, a decrease of 1.5%, compared to 29.9% for the same period in the 2003 fiscal year. For the nine months ended June 30, 2004, our gross margin decreased to 29.5%, a decrease of 0.9%, compared to 30.4% for the same period in the 2003 fiscal year.

Selling, general and administrative expense (SG&A) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in the three months and nine months ended June 30, 2004 compared to the same periods in fiscal 2003 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. Our SG&A as a percentage of revenue decreased to 18.3% for the three months ended June 30, 2004 compared to 19.7% for the same period in the 2003 fiscal year. For the nine months ended June 30, 2004, our SG&A as a percentage of revenue decreased to 19.2% compared to 20.2% for the same period in the 2003 fiscal year.

Also included in SG&A is approximately $0.4 million and $0.8 million of non-cash equity-based compensation expense for the three months and nine months ended June 30, 2004, respectively, and approximately $0.2 million and $0.7 million for the three months and nine months ended June 30, 2003, respectively, related to the issuance of restricted stock units in May 2002 and March 2004. In future quarters, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.4 million, which amount may increase if certain earnings targets are achieved.

Our provision for income taxes for both the three month and nine months ended June 30, 2004 and 2003 was 39.5% of income before income taxes.

Net income for the three months ended June 30, 2004 was $9.9 million, or $0.45 per diluted share, compared with net income of $9.0 million, or $0.43 per diluted share, for the three months ended June 30, 2003. Net income for the nine months ended June 30, 2004 was $28.6 million, or $1.29 per diluted share, compared with net income of $25.9 million, or $1.22 per diluted share, for the nine months ended June 30, 2003. The increase in net income is attributed primarily due to the contributions of our Health Services segment and Technical Services segment as discussed in more detail below.

Health Services

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$40,923	$59,193	$123,032	$149,505
Cost of revenue	32,391	46,565	94,558	115,597
Gross profit	$8,532	$12,628	$28,474	$33,908

Gross margin percentage	20.8%	21.3%	23.1%	22.7%

Revenue of our Health Services segment increased 44.6% for the three months ended June 30, 2004 compared to the same period in fiscal 2003, and increased 21.5% for the nine months ended June 30, 2004 compared to the same period in fiscal 2003. These increases were due primarily to the contribution of revenue from the California Healthy Families project which commenced operations on January 1, 2004. Gross margin increased to 21.3% for the three months ended June 30, 2004 from 20.8% for the same period in fiscal 2003 as a result of improved profitability on certain projects. Gross margin decreased to 22.7% for the nine months ended June 30, 2004 from 23.1% for the same period in fiscal 2003.

Human Services

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$60,363	$60,043	$172,543	$182,829
Cost of revenue	42,512	42,697	125,516	129,102
Gross profit	$17,851	$17,346	$47,027	$53,727

Gross margin percentage	29.6%	28.9%	27.3%	29.4%

Revenue of our Human Services segment was relatively flat for the three months ended June 30, 2004 compared to the same period in fiscal 2003, and increased 6.0% for the nine months ended June 30, 2004 compared to the same period in fiscal 2003. Included in revenue for the nine months ended June 30, 2004, was revenue related to the Correctional Services business acquired on May 1, 2003, which was approximately $9.6 million compared to $2.3 million of revenue related to this acquisition for the nine months ended June 30, 2003. Also included in the third quarter of fiscal 2004 was a charge of approximately $1.1 million for certain accounts receivables that may be at risk stemming from an investigation of fraudulent activities by two terminated employees with whom we are now in litigation. Gross margin decreased to 28.9% for the three months ended June 30, 2004 from 29.6% for the same period in fiscal 2003 due primarily to the above mentioned $1.1 million charge. Gross margin increased to 29.4% for the nine months ended June 30, 2004 from 27.3% for the same period in fiscal 2003 as a result of improved profitability on certain projects in the segment.

Technical Services

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(dollars in thousands)

Revenue	$40,455	$40,922	$109,520	$117,425
Cost of revenue	24,418	25,434	61,754	72,384
Gross profit	$16,037	$15,488	$47,766	$45,041

Gross margin percentage	39.6%	37.8%	43.6%	38.4%

Revenue of our Technical Services segment increased 1.2% for the three months ended June 30, 2004 compared to the same period in fiscal 2003, and increased 7.2% for the nine months ended June 30, 2004 compared to the same period in fiscal 2003. These increases were primarily due to revenue from new contracts. Gross margin decreased to 37.8% for the three months ended June 30, 2004 from 39.6% for the same period in fiscal 2003, and to 38.4% for the nine months ended June 30, 2004 from 43.6% for the same period in fiscal 2003. These decreases in gross margin were primarily due to less software license revenue, which carries higher gross margins.

Other Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
	(dollars in thousands)

Interest and other income, net	$331	$291	$1,268	$819
Percentage of revenue	0.2%	0.2%	0.3%	0.2%

Interest and other income decreased during the three months and nine months ended June 30, 2004 when compared to the same periods in the previous fiscal year due primarily to lower interest rates on our invested cash and cash equivalents and our incurring of interest expense on our capital lease obligations beginning in January 2004.

Liquidity and Capital Resources

	Nine Months Ended June,
	2003	2004
	(dollars in thousands)

Net cash provided by (used in):
Operating activities	$34,028	$26,204
Investing activities	(22,671)	(17,375)
Financing activities	(16,821)	5,410
Net (decrease) increase in cash and cash equivalents	$(5,464)	$14,239

For the nine months ended June 30, 2004, cash provided by our operations was $26.2 million, compared to $34.0 million for the nine months ended June 30, 2003. Cash provided by operating activities for the nine months ended June 30, 2004 primarily consisted of net income of $28.6 million plus non-cash items aggregating $25.1 million offset by net uses of working capital of $27.5 million. Non-cash items included $9.6 million of depreciation and amortization, $3.6 million from the income tax benefit of option exercises and $11.1 million from deferred income taxes. The net uses of working capital reflect increases in accounts receivable-billed of $7.7 million and accounts receivable-unbilled of $11.4 million, increases in deferred contract costs of $5.8 million, and increases in other assets, primarily longer term accounts receivable, of $4.4 million, net of increases in accounts payable of $4.2 million. The increase in accounts receivable-billed and unbilled during the nine months ended June 30, 2004 was primarily due to certain milestone based billings in our Technical Services segment and billings related to our California Healthy Families contract in our Health Services segment. During the nine months ended June 30, 2003, cash provided by operating activities consisted primarily of net income of $25.9 million plus non-cash items of $8.4 million and net decreases in working capital of $0.3 million. Non-cash items included $7.6 million of depreciation and amortization. The net increases in working capital were primarily due to increases in accounts receivable-billed and unbilled totaling $15.0 million offset by increases in deferred revenue of $8.8 million and accounts payable of $8.8 million.

For the nine months ended June 30, 2004, cash used in investing activities was $17.4 million, compared to $22.7 million for the nine months ended June 30, 2003. Cash used in investing activities for the nine months ended June 30, 2004 primarily consisted of acquisitions of businesses of $6.4 million, expenditures for capitalized software costs of $6.2 million (which includes approximately $2.7 million of purchased software during the three month period ended June 30, 2004) and purchases of property and equipment of $5.0 million. During the nine months ended June 30, 2003, we used $13.5 million related to the acquisition of businesses, $3.0 million for expenditures related to capitalized software costs, and $4.6 million for purchases of property and equipment.

For the nine months ended June 30, 2004, cash provided by financing activities was $5.4 million, compared to cash used of $16.8 million for the nine months ended June 30, 2003. Cash provided by financing activities for the nine months ended June 30, 2004 primarily consisted of $21.3 million of employee stock transactions offset by $15.1 million of common stock repurchases. Cash used in financing activities for the nine months ended June 30, 2003 primarily consisted of $3.7 million of employee stock transactions offset by $20.4 million of common stock repurchases.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2004, the Company repurchased approximately 439,000 shares. At June 30, 2004, $42.2 million remained authorized for future stock repurchases under the program.

Our working capital at June 30, 2004 was $227.9 million and we had cash and cash equivalents of $131.6 million and no debt, except for capital lease obligations. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted for liabilities specified under our contracts with these customers.

Under the provisions of a recently awarded long-term contract, we incurred certain reimbursable transition period costs. During this transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, which commenced in January 2004. As of June 30, 2004, approximately $16.4 million in costs, net of amortization of approximately $1.8 million, had been incurred and reported as deferred contract costs on our June 30, 2004 condensed consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with the covenants at June 30, 2004.

In July 2003, we entered into a capital lease financing arrangement with a financial institution, whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased will be payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At June 30, 2004, capital lease obligations of approximately $7.6 million were outstanding related to these lease arrangements for new equipment. Capital leases entered into during the nine months ended June 30, 2004 were approximately $3.3 million.

At June 30, 2004, we classified accounts receivable of approximately $4.4 million, net of a $1.1 million discount, as long-term receivables and reported them within the other assets category on our June 30, 2004 condensed consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed price contracts, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs are recognized in the period in which the facts that give rise to the revision become known. Also, with fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in large, irregular increments. Additionally, costs related to certain contracts are incurred in periods prior to recognizing revenue and are generally expensed. Certain of these direct costs may be deferred until services are provided and revenue begins to be recognized when reimbursement of such costs is contractually guaranteed. These factors may result in irregular revenue and profit margins mainly for performance-based contracts which exist in our Health Services segment and Human Services segment. With performance-based contracts we have more uncertainty regarding expected future revenue.

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

Health Services segment and Human Services segment contracts generally contain base periods of one or more years as well as one or more option periods that may cover more than half of the potential contract duration. As of our most recently ended fiscal year, our average Human Services segment and Health Services segment contract duration was approximately two years. Our average Technical Services segment contract duration was one year.

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

Item 4.           Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 3, 2003, the City of San Diego served us with a complaint naming DMG-MAXIMUS (DMG – previously a wholly-owned subsidiary of MAXIMUS since merged into MAXIMUS) as a defendant in an on-going lawsuit between the City and Conwell Shonkwiler & Associates, an architectural firm (CSA). In 2002, both CSA and the City had sued each other for claims arising out of design services provided by CSA for the City’s Water Department Central Facility Water Project (Project). DMG had provided certain assessment and preliminary design services to the City in connection with the Project.  CSA sued the City for payment of approximately $0.7 million in unpaid fees, and the City sued CSA for alleged damages caused by CSA’s breach of the contract and professional negligence in rendering those services. In its defense, CSA asserted that any deficiencies in its services were due to errors in the master program document prepared for the City by DMG. Consequently, the City named DMG as a defendant in the lawsuit alleging breach of contract and professional negligence and seeking indemnity from DMG. The City alleged damages against all defendants of at least $10.0 million. All parties have tentatively agreed to settle this matter.  Our share of the settlement is not material and will be covered by insurance.

On December 8, 2003, David M. Johnson, a former officer of MAXIMUS, sued us, David V. Mastran, and Lynn P. Davenport in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. The matter has since been transferred to the federal District Court for the Eastern District of Virginia. In October 2002, Mr. Johnson signed a four-year employment agreement with us. His complaint asserts that his employment was wrongfully terminated by the defendants, and alleges breach of contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. Mr. Johnson claims damages of at least $11.0 million. We believe that Mr. Johnson’s claims are without merit and we intend to defend the action vigorously. Although there can be no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

In the third quarter of fiscal 2004, we learned that two former employees who were principals in a small business we acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases apparently used in a competitive enterprise completely unrelated to our business. We never had any knowledge of the leases or guarantees. On July 14, 2004, we filed suit against those individuals. Solarcom LLC, the leasing company, has demanded $31.0 million from us under the guarantees, which amount represents the remaining payments under the leases. On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania in connection with this matter.  Solarcom had sold and assigned certain of the lease payments to De Lage Landen.  De Lage Landen has sued MAXIMUS to enforce the guarantees, and has claimed damages of at least $10.0 million.  We believe that amount is part of the $31.0 million demanded by Solarcom. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, we believe that we are not liable under the guarantees and will vigorously contest any claim for payment. We have also reported the matter to law enforcement authorities. Although there can be no assurance of a favorable outcome, we do not believe that this action will have a material adverse effect on our financial condition or results of operations, and we have not accrued for any loss related to this action.

We are involved in various other legal proceedings, including contract claims, in the ordinary course of its business. We do not expect the ultimate outcome of any of these legal proceedings to have a material adverse effect on our financial condition or our results of operations.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
April 1, 2004 – April 30, 2004	—	—	—	$44,325

May 1, 2004 – May 30, 2004	57,300	$34.79	57,300	$42,446

June. 1, 2004 – June 30, 2004	45,100	$34.91	45,100	$42,244

Total	102,400	$34.84	102,400

(1)   Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of common stock under our 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding the Exhibits. The Exhibit Index is incorporated herein by reference.

(b)         Reports on Form 8-K.

During the quarter ended June 30, 2004, we filed or furnished the following Current Reports on Form 8-K:

1)         Current Report on Form 8-K (Item 12) was furnished on May 6, 2004 to announce our financial results for the three months and six months ended March 31, 2004.

2)         Current Report on Form 8-K (Item 5) was filed on June 30, 2004 to disclose segment financial information reflecting recent organizational changes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date:	August 12, 2004	By:	/s/ Richard A. Montoni
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