Form 10-K
period 2004-09-30
MAXIMUS INC
filed 2004-12-10
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number:  1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 251-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES ☒ NO ☐

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2004 was $575,796,340 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 21,303,521 shares of the registrant’s Common Stock outstanding as of December 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on March 22, 2005, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2004

Table of Contents

PART I

ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

PART I

ITEM 1.                             Business.

General

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and have had contracts with government agencies in all 50 states. For the fiscal year ended September 30, 2004, we had revenue of $603.8 million and net income of $38.8 million.

On August 17, 2004, we announced the retirement of our founder and Chief Executive Officer, David V. Mastran, effective September 30, 2004. With his retirement, the Company promoted Lynn P. Davenport, who was our Chief Operating Officer, to the position of Chief Executive Officer. Mr. Davenport enacted strategic changes to the organization effective September 30, 2004; we now conduct our operations through three business segments: (1) Consulting; (2) Systems; and (3) Operations.

Market Overview

Our primary customers are state and local government agencies, but a small portion of our business also comes from a variety of federal agencies and commercial customers. In fiscal 2004, approximately 83% of our total revenue was derived from state and local government agencies, 7% from federal government agencies, and 10% from other sources (such as foreign and commercial customers).

We believe we are well-positioned to benefit from the continuing demand for consulting, systems and operations program management solutions in an environment where governments are required to maintain or improve services to an increasing number of constituents. We believe that state and local governments will continue to review current program operations and seek cost savings through the use of outsourcing. Much of our program management and outsourcing work is related to federally-mandated and federally-funded programs. As a result, we expect the demand for our existing outsourcing programs to remain stable due to the fundamental need for governments to provide these services to their constituents. In addition, we expect state and local governments to continue to upgrade technology in order to increase cost efficiency and program productivity. To achieve these results, we believe that many government agencies will turn to outside experts, such as MAXIMUS, for help.

We deliver valued-added services to government agencies by providing consulting, systems and operations program management that help governments operate more efficiently and effectively. While demand for each of our services is largely contingent upon specific market factors related to individual vertical markets, we believe that several factors which impact government spending will drive increased demand for our services including:

•                  The need for states running federally-mandated and federally-funded programs to efficiently and cost-effectively meet minimum federal requirements in order to maintain federal funding levels.

•                  The requirement of state governments to implement federal initiatives such as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which establishes prescription drug benefits as part of the Medicare program.

•                  The desire by governments to implement comprehensive solutions to drive efficiency and process improvements with the use of new technology offered by a single-source service provider that can offer long-term maintenance support.

•                  The need for governments to operate more programs with the same level of resources.  Consequently, government clients possess the desire to outsource programs to companies that have greater flexibility in balancing resources (such as workforce) with demand.

•                  The impact of budgetary pressures on state and local governments, which increase their desire to seek and maximize additional federal funding to which they are entitled. As a result, governments seek to utilize outside companies such as MAXIMUS that possess the knowledge and resources to secure additional federal dollars on their behalf.

Our Business Segments

Consulting Segment:

Our Consulting Segment generated approximately 17% of our total revenue in fiscal 2004. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements. The Consulting Segment provides specialized financial consulting services such as assisting state and local agencies in obtaining federal funding reimbursements for their programs. The Consulting Segment also offers educational services that assist schools in obtaining federal funding reimbursements, reducing costs, and implementing our proprietary student information software. Our Consulting Segment provides these services through the following divisions:

Revenue Services Division. Our Revenue Services Division assists with federal funding reimbursements and provides benefits program planning and implementation services for state and local government agencies. Our revenue maximization projects are generally carried out on a contingency-fee basis determined as a percentage of funds recovered from the federal government. We also assist several states in facilitating claims for additional services through the Temporary Assistance to Needy Families program.

Child Welfare Division. Our Child Welfare Division provides consulting services that help state, county and community-based child welfare agencies improve the outcomes for children and their families. These services include children’s safety, attainment of permanent families, physical health, mental health, education of children in the child welfare system, and improving the functioning of families so that parents can care for their own children. The division also works to ensure that agencies achieve incentives and avoid penalties by complying with federal regulations. The division builds the necessary child welfare infrastructure to ensure the effective execution of core functions such as eligibility determination, rate setting, contracting, licensing, case tracking and quality assurance. Services are typically on a payment-for-deliverable basis.

Cost Services Division. Our Cost Services Division assists local and state governments in their efforts to recover available funding from state and federal agencies, enhance revenue and operate efficiently. Service areas include local cost allocation services, user fee efforts, management studies, and engagements which mandate specific reporting requirements under California state law (specifically, California SB 90).

Unison-MAXIMUS. Unison-MAXIMUS leads our aviation planning and consulting services in the area of finance, business management, retail concession planning, and facility planning for airports throughout the country. The division’s primary mission is to help airports increase revenues, enhance passenger satisfaction, improve concessionaire performance and receive community recognition. Many of our consultants served in key administrative positions at airports or with major airlines or have worked as independent consultants for national aviation consulting firms throughout the United States. Our expertise and commitment to delivering superior service is respected in the aviation industry, and the division was recognized as the “Best Concessions Management Team” by Airport Revenue News in 2003.

Educational Services Division. Our Educational Services Division provides financial analysis and related services to help schools develop or improve programs for claiming Medicaid reimbursement for qualified special education students. This division also provides school districts with an electronic Individualized Educational Plans and special education case management software system to ensure compliance with federal and state laws, and to reduce the paperwork requirements of educators. We have provided school-related revenue maximization projects for more than 2,000 school districts nationwide. This division supports four educational suites of services including revenue enhancement, cost reduction, compliance and student performance services.

Educational Systems Division. Our Educational Systems Division provides consulting services, technical support, and software tools primarily to school districts, colleges and universities, and not-for profit organizations. The division licenses SchoolMAX®(our proprietary student information system) to K-12 school districts. SchoolMAX® captures, retrieves, and aggregates all relevant student, family, and school information. The division also licenses specialized systems to top research institutions across the country to assist them in managing their research grants efficiently and effectively.

Systems Segment:

Our Systems Segment generated approximately 23% of our total revenue in fiscal 2004. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements. The Systems Segment designs and implements our proprietary software and third party software solutions to improve the efficiency and cost-effectiveness of program administration and offers systems products in the areas of justice and asset solutions. Our Systems Segment provides these products and services through the following divisions:

ERP Services Division. The Enterprise Resource Planning (ERP) Services Division works primarily with government and educational entities to implement PeopleSoft® applications and provide government specific information technology (IT) consulting services. The division delivers cost-efficient technology-based business solutions, including customer information systems/utility billing, financial, human resources management, payroll, procurement, and student administration systems. In addition to implementation, integration and training services, this division conducts return-on-investment assessments for major IT project endeavors. The ERP Services Division is a certified PeopleSoft® Consulting Alliance Partner and maintains a sizeable staff of PeopleSoft® Certified Consultants and technical staff.

Technology Support Division. Our Technology Support Division provides strategic management and information technology consulting services to state health and human services, budget and finance, and public employee retirement agencies. Our experienced team of project manager professionals and information technology professionals applies industry recognized standards and methodologies throughout the system development life cycle. The division has assisted customers in planning, procuring, and implementing information systems in multiple projects across numerous states. The division’s services include business process transformation, change management and the appropriate application of information technology to improve service delivery. These services also include the application of standards-based project management, quality assurance and independent verification and validation services to assist our customers in successfully managing the development, implementation and deployment of automated systems.

Enterprise Services Division. The Enterprise Services Division leverages technology, software product solutions and systems integration to provide a variety of systems solutions to government customers. The division includes software development, data warehousing and an Application Service Provider (“ASP”) operations team. The Enterprise Services Division consolidates a number of technology practices into a single group including the MAXIMUS Security and ID Management (smart cards) initiative, electronic benefits transfer, electronic commerce, electronic payment systems and financial clearing house design, and the MAXChildcare™ software solution. The division also develops and implements integrated information technology system solutions for state criminal justice systems.

Asset Solutions Division. The Asset Solutions Division is a leading provider of software solutions that enable organizations to more effectively manage their infrastructure assets, including facilities and fleet and transit assets, as well as fuel management and distribution for fleet and transit organizations. The Asset Solutions Division serves over 600 customers, including government agencies, public utilities, mass transit, educational institutions and commercial enterprises. The division offers a broad range of fleet consulting services such as competitiveness assessments, business planning, and information technology. Its software and industry expertise helps organizations streamline operations, achieve cost savings and improve service levels. The division also assists entities with complying with the Government Accounting Standards Board reporting requirements for asset evaluation and management, and provides physical inventory control, regulatory compliance and reporting, and asset valuation services.

Justice Solutions Division. The Justice Solutions Division develops, implements and supports software programs designed to increase the efficiency of state and local court systems. Our products include case management, docketing, scheduling and report generating software used in all stages of the judicial process. The division implements and supports a jury management software program that creates jury lists, generates notices and monitors attendance and payments. Other service offerings include a records management software solution to automate recordkeeping functions for county recorders’ offices, and the JailView® software application which is designed to assist law enforcement officials in the management of jails and the tracking of inmate records. We work with law enforcement agencies, courts and corrections agencies to develop systems that integrate and facilitate access to criminal justice information and records.

Operations Segment:

Our Operations Segment generated approximately 60% of our total revenue in fiscal 2004. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements. The Operations Segment provides a variety of program management and outsourcing services, and focuses primarily on the delivery of administrative services for government health and human services programs. Our Operations Segment provides these services through the divisions within our Health Operations group and our Human Services Operations group.

Health Operations:

Our Health Operations group delivers administrative services for federal and state public health programs coupled with systems design, development, and implementation primarily for public health programs. Health Operations also offers medical management services such as health dispute resolution and physician profiling services. Our Health Operations group provides these services through the following divisions:

Health Services Divisions. The Health Services Divisions consist of regional divisions that provide a range of administrative support for publicly-funded health services and health insurance programs, with a particular emphasis on eligibility and enrollment for state Medicaid managed care and Children’s Health Insurance Programs.

Examples of services that we provide under these public health programs include:

•                  Beneficiary/recipient outreach, education, and enrollment counseling;

•                  Customized automated information systems;

•                  Design and development of program educational materials;

•                  Comprehensive customer service via on-site multilingual call centers;

•                  Program data collection and reporting;

•                  Program eligibility determination;

•                  Premium payment processing;

•                  Health plan encounter data analysis and reporting; and

•                  Customer satisfaction surveys and needs assessments.

Medical Management Division (formerly the Center for Health Dispute Resolution). The Medical Management Division provides health dispute resolution for federal, state and local government agencies. An important safeguard for members of managed care plans is the right to appeal health care decisions. The Medical Management Division operates an extensive system for the independent medical review of disputed health insurance claims using an experienced staff of legal and clinical professional. We serve as the national contractor for external appeals in the federal Medicare managed care program, the independent review contractor in more than 30 states, and the National Quality Monitoring Contractor for TRICARE, the Department of Defense managed healthcare program. We also operate a Center for Health Literacy and Communication Technologies that concentrates on producing reader-friendly and culturally appropriate information for low-literacy populations.

Human Services Operations:

Our Human Services Operations consist of three divisions, specializing primarily in the administration and management of government human services programs.

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

Child Support Division. The Child Support Division provides outsourcing, consulting and system support services to state and local child support programs. These services include operating offices that provide full and specialized child support case-processing services, call center staffing, and program and systems consulting services. The division also has a collections unit that collects child support in hard-to-collect cases, as well as other government debts, including county and court tax and fine debts. The division provides technological services that improve automated systems, payment processing, interactive internet and automated customer service and imaging solutions. The Child Support Division has provided child support services and consultation in all 50 states over the past 29 years.

Corrections Division. The Corrections Division provides a variety of nonresidential correction services including offender assessment, case management, treatment groups, educational classes, drug and alcohol testing and the collection of fines, fees, and restitution from individuals who have been found guilty of misdemeanor offenses. Using proprietary software, the division manages offender case information, activities, and related financial information. The division has a 90% probation collection rate which exceeds probation collection rates of competitors and industry averages.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government programs as well as offering consulting and systems solutions. Our history and reputation give us a competitive advantage as governments seek out and value the level of experience and brand recognition that MAXIMUS brings to its customers. The following is a detailed discussion of the competitive advantages that allow us to capitalize on various market opportunities:

Single-market focus. We are one of the largest publicly-traded companies whose primary focus is offering a portfolio of consulting, systems and operations program management specifically to government customers. This single-market concentration allows us to fully dedicate time and resources in providing quality, customized solutions to government customers. Over the past 29 years, we have accumulated a detailed understanding of the regulation and operation of government programs which allows us to apply our methodologies, skills and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services. Many customers require a broad array of service capabilities. Engagements often require creative or complex solutions that must be drawn from diverse areas of expertise within our organization. Our broad range of capabilities enables us to better pursue new business opportunities and positions us as a single-source provider of consulting, systems and operations program management to government agencies.

Proven track record. Since 1975, we have successfully and profitably assisted governments by offering efficient, cost-effective solutions. We have completed hundreds of large-scale consulting, technical systems engagements, and program management operations, for state and local government agencies serving millions of beneficiaries. The successful execution of these projects has enhanced our reputation with government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully, and win new contracts.

Expertise in competitive bidding. Government agencies typically award contracts to third-party providers through a comprehensive, complex and competitive bidding process. With over 29 years of experience responding to Requests For Proposals (RFPs) and executing orals and demonstrations, we have the necessary experience to navigate these government procurement processes. The complex nature of competitive bidding creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement.  Because we have the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms, our proposals clearly demonstrate our ability to meet all customer requirements at a price that is both attractive to the customer and profitable to MAXIMUS. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our expertise in the competitive bidding process has contributed significantly to our success and will continue to be a key factor in our future success rates.

Software products and application framework owned and developed by MAXIMUS. We have our own suite of software products that enhance our consulting, systems and operations program management offerings. Further, our ability to bring the power of our entire community of experts to aid in the support and enhancement of our product offerings provides price and performance advantage over pure service providers dependent on third-party software.

In addition to our Justice, Transportation and Facility Asset Management and Education software product lines, we have developed an open architecture system utilizing a Java™ 2 Enterprise Edition (“J2EE™”) framework and components. (Java™ and J2EE™are trademarks of Sun Microsystems, Inc.) Current e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems and programs, as well as enhanced flexibility and scalability. Our J2EE™ framework gives us a competitive advantage by aligning our systems and services offerings with these critical government standards. The J2EE™framework also serves as a logical and cost-effective migration path for current customers who use our legacy MAXSTAR® Application Builder, an automated case management software product that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. We believe we enjoy a competitive advantage in re-bid situations, since we can implement a state-of-the-art open standards system at lower risk and cost to the customer.

Our MAXe3 system solution is an open architecture, web-based system for managing operations in enrollment and eligibility projects. MAXe3 uses an innovative task management design that is a departure from the current case management designs. The task management design is more efficient and better at tracking and accountability than the older generation systems. MAXe3, which resides on an Oracle platform, is easily scalable from the smallest to the largest operations. It is now positioned as an important and unique component for a number of upcoming large state procurements involving substantial re-engineering of the health and human services eligibility and enrollment operations.

Experienced Management Team. We have assembled an experienced team of industry executives, former government executives, state agency officials, information technology specialists and other professionals, many of whom have considerable experience in the public services industry. We have also developed strong relationships with experienced consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Competition

The market for providing our services to government agencies is competitive and subject to rapid change. Our principal methods of competition are quality of service and pricing, and we have identified certain positive factors relating to us in “Competitive Advantages” above. Our Consulting Segment typically competes against large consulting firms such as Accenture as well as smaller and niche players. Our Systems Segment competes with a large number of competitors including Unisys, SAP, Oracle, BearingPoint, Accenture, Deloitte, Northrup Grumman, and Electronic Data Systems. Our Operations Segment, which primarily serves health and human services departments and agencies, competes for program management contracts with the government services divisions of large organizations such as Affiliated Computer Services, Electronic Data Systems, and IBM, as well as more specialized private service providers and local non-profit organizations such as the United Way, Goodwill Industries and Catholic Charities.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of consulting, systems and operations program management to government agencies. The key components of our business growth strategy include the following:

•                  Aggressively pursue new business opportunities and expand our customer base. With 29 years of business expertise in the state and local government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our capabilities and brand recognition are our most critical assets, and we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base.

•                  Focus on core offerings, and develop complementary services for new and existing customers. We believe our fundamental services to state and local government are consulting, systems, and operations program management. While we intend to continue enhancing our range of core services in order to better respond to the evolving needs of our customers, we believe certain key offerings in consulting, systems and operations program management are critical to the future growth of the business. As a result, we have placed a considerable amount of emphasis on further developing these core practice areas by leveraging existing resources to better serve our customers.

•                  Mitigate losses in underperforming units. During 2004, we downsized and stabilized certain underperforming units which remain under management review. During fiscal 2004, we exited certain practice areas that we viewed as non-core or non-strategic to the overall growth of the business. We will continue to evaluate the businesses within the organization, and will act accordingly on other underperforming practice areas that we view as non-core or non-strategic to future growth.

•                  Grow long-term, recurring revenue streams. We seek to enter into long-term relationships with clients to meet their on-going and long-term business objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are mutually beneficial to them and the Company.

•                  Recruit and retain highly skilled professionals. We continually strive to recruit motivated individuals including top managers from larger organizations, former government officials, consultants experienced in our service areas and information technology professionals. We believe we can continue to attract and retain experienced personnel by capitalizing on our single market focus and our reputation as a premier government services consultant.

•                  Pursue strategic acquisitions. We will selectively identify and pursue strategic acquisition opportunities. Acquisitions can provide us with a rapid, cost-effective method to enhance our services, obtain additional skill sets, expand our customer base, cross-sell additional services, enhance our technical capabilities, and establish or expand our geographic presence.

See “Forward Looking Statements” in Item 7 below for information on risks and uncertainties that could affect our business growth strategy.

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers, and decision makers. We have assembled a team of business development professionals (known as Capital Cities – State Marketing Directors) who ensure that we understand the needs, requirements, and legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, this nationally dispersed organization is responsible for creating and identifying new business opportunities and ensuring that we proactively introduce our solutions and services early in the procurement cycle. The Capital Cities – State Marketing Directors, subject matter experts and marketing consultants are responsible for ensuring that our products and services are properly introduced and that the benefits of our portfolio of offerings are appropriately quantified. We also subscribe to government procurement databases that track government bid activity, making every effort to ensure that we are on bidders’ lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives develop leads through on-site presentations to decision-makers.

Because we obtain much of our work by responding to RFPs issued by government agencies, we have developed and implemented a sophisticated real-time RFP tracking and capture plan system which provides us critical information about the status of existing RFPs, actions to date and deliverables with respect to those RFPs.

For the year ended September 30, 2004, we derived approximately 14% of our consolidated revenue from contracts with the state of California, principally within our Operations segment.

Legislative Initiatives

There have been a number of legislative initiatives that have created new growth opportunities for MAXIMUS. Recent government actions have opened up new markets for MAXIMUS in the areas of election reform, homeland security and education reform. In addition to these new market areas, MAXIMUS continues to help governments meet their evolving requirements.

In addition, there are a number of legislative initiatives to reform and modify a wide range of entitlement programs such as Medicare, Medicaid, and Temporary Assistance for Needy Families (TANF). MAXIMUS is well-positioned to meet the consulting, systems and operations program management needs of government that may result from legislative actions in these areas. MAXIMUS is actively monitoring these initiatives in order to respond to opportunities that may develop.

Some recent legislative initiatives that have created new growth opportunities for us include the following:

Help America Vote Act of 2002 (HAVA). Signed into law by President Bush on October 29, 2002, HAVA authorizes $3.9 billion for states to improve the operation of elections through the modernization of election voting technology and statewide voter registration systems, the improved training of election officials, and increased equal access for disabled voters. HAVA directs each state to develop an election reform plan. Federal funds for each state are allocated based on a certification of compliance with federal guidelines and a variety of demographic parameters. MAXIMUS is providing election reform technology and services to state and local governments in a number of states including California, Missouri, Montana, Ohio, and Texas.

Homeland Security Presidential Directive (HSPD-12). HSPD-12, dated August 27, 2004, titled “Policy for a Common Identification Standard for Federal Employees and Contractors”, directed the promulgation of a federal standard for secure and reliable forms of identification for federal employees and contractors. It further specified that such secure and reliable identification a) be issued based on sound criteria for verifying an individual employee’s identity; b) be strongly resistant to identity fraud, tampering, counterfeiting, and terrorist exploitation; c) be rapidly authenticated electronically; and d) be issued only by providers whose reliability has been established by an official accreditation process. Executive departments and agencies are required to use the standard for identifying federal employees and contractors requesting access to federally-controlled facilities and logical access to federally-controlled information systems. The standard is to be promulgated by early 2005, and all agencies are directed to come into compliance with HSPD-12 by the end of calendar year 2005.

Our Systems Segment has specific expertise in security card technology, and has been hired by a number of federal agencies to assist with the design, development and deployment of such systems. HSPD-12 will drive the rapid adoption of these systems, and we plan to pursue future work in providing assistance to agencies for the implementation of this initiative. In addition to the activity being driven by HSPD-12, there are a number of other homeland security initiatives being formulated at the federal, state and local levels that offer opportunities for MAXIMUS.

No Child Left Behind Act of 2001 (NCLB). NCLB was signed into law on January 8, 2002. The act requires states to provide public school choice and supplemental services for students in failing schools; integrate scientifically-based research into comprehensive reading instruction for young children; set and monitor adequate yearly progress based on baseline 2001-02 data; issue annual report cards on school performance and statewide test results by the 2002-03 school year; implement annual, standards-based assessments in reading and math for grades 3-8 by the 2005-06 school year; and assure that all classes are taught by a qualified teacher by the 2005-06 school year. We believe that our SchoolMAX® product, a student information system, is well-positioned to be an essential tool in helping the approximately 17,000 school districts in the country meet many of the requirements of NCLB.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This new law is one of the broadest changes to the Medicare program since its creation over 40 years ago. For the first time, a prescription drug benefit will be part of the Medicare program. The centerpiece of the legislation is the establishment of a prescription drug benefit program for Americans on Medicare. The government is introducing this benefit in two phases. Phase 1 is the introduction of an interim discount drug card; Phase 2, which begins in January 2006, is a full-fledged prescription drug plan with numerous cost reimbursement and coverage thresholds. The provisions in the bill provide MAXIMUS with opportunities in core competency areas such as eligibility determination, appeals and grievance adjudication, as well as outreach and enrollment functions.

MAXIMUS was selected by the Center for Medicare and Medicaid Services as the sole vendor to perform third party appeals for individuals who have applied to receive the Medicare discount drug card. The new law also replaces the Medicare+ Choice program that offered privately-managed insurance alternatives to seniors eligible for Medicare. The new program, named Medicare Advantage, increases beneficiaries’ choices of plans and services, and it is anticipated that there will be an increase in the number of managed care providers participating in the plan. The new program, with its additional insurer options, opens up opportunities for MAXIMUS to provide enrollment brokering, auditing, and consulting services.

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals or extensions. Management estimates that approximately 80% of forecasted fiscal 2005 revenue is in the form of backlog at September 30, 2004, and will be realized as revenue in the following twelve months.

Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2003 and 2004 was as follows:

	As of September 30,
	2003	2004
	(In millions)
Consulting	$134.6	$131.0
Systems	141.3	143.8
Operations	784.1	925.2
Total	$1,060.0	$1,200.0

Seasonal Nature of Business

Our business may experience seasonality. We experience seasonality in our third fiscal quarter as a result of open enrollments in certain large health-related contracts and in our fourth fiscal quarter as a result of tax credit work. In addition, the summer and winter holiday vacations can impact our financial results. Reductions in working days as a result of holidays and vacations may impact our sales and accounts receivable.

Employees

As of September 30, 2004, we had 5,151 employees, consisting of 385 employees in the Consulting Segment, 624 employees in the Systems Segment, 3,905 employees in the Operations Segment and 237 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels. As of September 30, 2004, 160 of our employees in Canada are covered under a collective bargaining agreement. None of our other employees are covered under any such agreement. We consider our relations with our employees and collective bargaining officials to be good.

Foreign Operations

We currently operate predominately in the United States. Our revenues derived from operations in foreign countries for fiscal years 2002, 2003, and 2004 were $9.3 million, $26.7 million and $30.0 million, respectively. We had approximately $12.2 million and $12.0 million of long-lived assets located in foreign countries at September 30, 2003 and 2004, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.maximus.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 450 Fifth St., N.W., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2004, we leased 181 offices in the United States totaling approximately 939,000 square feet. In two countries outside the United States, we leased 43 offices containing approximately 153,000 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3.                             Legal Proceedings.

We are involved in various legal proceedings, including contract claims, in the ordinary course of our business. In our opinion, we do not expect the ultimate outcome of the legal proceedings or contract claims to have a material adverse effect on our financial condition or our results of operations.

On December 8, 2003, a former officer of the Company, sued MAXIMUS, David V. Mastran, our former CEO, and Lynn P. Davenport, our current CEO, in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. The matter was later transferred to the federal District Court for the Eastern District of Virginia. His complaint asserted that his employment was wrongfully terminated by the defendants, and he alleged breach of his employment contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. The complaint claimed damages of at least $11.0 million. The parties have agreed to settle this matter.  The expected settlement amount to be paid by us is not material to our financial condition or our results of operations and was expensed in the year ended September 30, 2004.

In the third quarter of fiscal 2004, we learned that two former employees who were principals in a small business MAXIMUS acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. Some of that equipment appears to have been used in businesses unrelated to MAXIMUS. We did not have knowledge of the leases or guarantees. Solarcom LLC, the leasing company, demanded $31.0 million from MAXIMUS under the guarantees, which amount represents the remaining payments under the leases. Solarcom subsequently filed suit against us on August 17, 2004 in state court in Gwinnett County, Georgia.  On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking damages of at least $10.0 million.  On August 24, 2004, Fleet Business Credit sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia seeking damages of approximately $8.0 million.  Solarcom had sold and assigned certain of the lease payments to De Lage Landen and Fleet Business Credit.  The Solarcom and Fleet Business Credit Services actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. We believe the amounts claimed by De Lage Landen and Fleet Business Credit are part of the $31.0 million demanded by Solarcom. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, we believe that we are not liable under the guarantees and will vigorously contest any claim for payment. We have also reported the matter to law enforcement authorities, and have filed claims against the former employees.  Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, we do not believe that these actions will have a material adverse effect on our financial condition or our results of operations, and we have not accrued for any loss related to this action.

In October 2004, we received a subpoena from the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to our work for the District of Columbia, primarily in the area of assisting in the submission and payment of federal Medicaid reimbursement claims prepared on behalf of the District of Columbia. Although the matter is in its early stages, the U.S. Attorney’s Office appears to be investigating issues pertaining to compliance with federal health care laws. We do not believe we have violated those laws and are cooperating fully with the U.S. Attorney’s Office. Although there can be no assurance of a favorable outcome, we do not believe that this matter will have a material adverse effect on our financial condition or our results of operations, and we have not accrued for any loss related to this matter.

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “MMS”. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock.

	High	Low
Year Ended September 30, 2003:
First Quarter	$30.00	$18.17
Second Quarter	29.45	18.85
Third Quarter	30.14	17.70
Fourth Quarter	38.24	27.05

Year Ended September 30, 2004:
First Quarter	$40.62	$33.12
Second Quarter	41.24	33.76
Third Quarter	38.20	33.26
Fourth Quarter	35.56	27.83

As of December 1, 2004 there were 107 holders of record of our outstanding common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
Inception through June 30, 2004	3,352,069	$26.19	3,352,069	$42,244
July 1, 2004 - July 31, 2004	—	—	—	$42,846
August 1, 2004 – August 31, 2004	264,500	$28.35	264,500	$35,374
September 1, 2004 – September 30, 2004	103,000	$29.20	103,000	$32,377
Total – Quarter ended September 30, 2004	367,500	$28.59	367,500
Inception through September 30, 2004	3,719,569	$26.42	3,719,569

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

ITEM 6.                             Selected Financial Data.

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

	Year Ended September 30,
	2000 (1)	2001 (1)	2002 (2)	2003	2004
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$399,164	$487,260	$518,698	$558,283	$603,774
Income from operations	51,510	67,040	64,339	57,042	63,046
Net income	30,468	36,246	40,346	35,346	38,774
Earnings per share:
Basic	$1.45	$1.67	$1.78	$1.68	$1.80
Diluted	$1.42	$1.61	$1.73	$1.66	$1.76
Weighted average shares outstanding:
Basic	21,055	21,702	22,675	20,999	21,589
Diluted	21,424	22,512	23,287	21,335	22,014

	At September 30,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$38,334	$115,340	$95,125	$117,512	$139,254
Working capital	127,812	214,466	185,962	201,320	229,514
Total assets	256,903	347,715	352,090	415,020	464,747
Total capital lease obligations, less current portion	764	520	269	3,821	5,108
Total shareholders’ equity	208,933	301,414	302,129	333,277	373,548

(1)               During the fourth quarter of fiscal year 2001, we changed our method of accounting for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, effective October 1, 2000. The cumulative effect of the accounting change was $3.9 million, net of a $2.7 million income tax benefit, or $(0.17) per diluted share, for fiscal year 2000. Fiscal year 2000 pro-forma amounts, assuming accounting for the change in method of revenue recognition is applied retroactively, would have resulted in net income of $30.0 million and diluted earnings per share of $1.40.

(2)               Effective October 1, 2001, we changed our method of accounting for goodwill and intangible assets in accordance with Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2004, we had revenue of $603.8 million and net income of $38.8 million.

Effective September 30, 2004, we implemented certain internal organizational changes to better reflect how we operate and manage our business. As a result, we now report each of our three lines of businesses (i.e., Consulting, Systems, and Operations) as separate external reporting segments. The segment financial information provided below is reflective of this change in the composition of our reportable segments as if we had operated under the new organizational structure during prior periods. (See Note 17 to our Consolidated Financial Statements for quarterly segment income statement data.)

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of income data.

	Year ended September 30,
	2002	2003	2004
	(dollars in thousands, except per share data)

Revenue	$518,698	$558,283	$603,774
Gross profit	$161,662	$166,576	$176,567
Operating income	$64,339	$57,042	$63,046

Operating margin percentage	12.4%	10.2%	10.4%

Selling, general and administrative expense	$97,323	$109,534	$113,521
Selling, general and administrative expense percentage	18.8%	19.6%	18.8%

Net income	$40,346	35,346	$38,774

Earnings per share:
Basic	$1.78	$1.68	$1.80
Diluted	$1.73	$1.66	$1.76

Our consolidated revenue increased 8.1% for the fiscal year ended September 30, 2004 compared to fiscal 2003. Excluding revenue related to acquisitions, we had an overall increase in organic revenue of 7.9% for fiscal 2004 compared to fiscal 2003. Our consolidated revenue increased 7.6% for the fiscal year ended September 30, 2003 compared to fiscal 2002. Excluding revenue related to acquisitions, our overall growth in revenue was 1.8% for fiscal 2003 compared to fiscal 2002.

Our operating margin increased to 10.4% in fiscal 2004 compared to 10.2% for the same period in fiscal 2003. Operating margin declined by 2.2% for fiscal 2003 compared to fiscal 2002.

Selling, general and administrative expense (SG&A) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in fiscal 2004 compared to the same period in fiscal 2003 due to the increase in expenses necessary to support higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. Our SG&A as a percentage of revenue decreased to 18.8% for the year ended September 30, 2004 compared to 19.6% for the 2003 fiscal year. For the year ended September 30, 2003, our SG&A as a percentage of revenue increased to 19.6% compared to 18.8% for the 2002 fiscal year.

Also included in SG&A is approximately $1.0 million, $0.9 million and $0.3 million of non-cash equity-based compensation expense for the fiscal years 2004, 2003, and 2002, respectively, related to the issuance of restricted stock units in May 2002 and March 2004. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.3 million, which amount may increase if certain earnings targets are achieved.

Our provision for income tax for each of fiscal 2004 and 2003 was 39.5% of income before income taxes as compared to 40.2% for fiscal 2002. The decrease was due to differences in the amounts of certain expense items.

Net income for fiscal 2004 was $38.8 million, or $1.76 per diluted share, compared with net income of $35.3 million, or $1.66 per diluted share, for fiscal 2003 and net income of $40.3 million, or $1.73 per diluted share, for fiscal 2002. The change in net income is attributed primarily to results from the Operations Segment as discussed in more detail below.

Consulting Segment

	Year ended September 30,
	2002	2003	2004
	(dollars in thousands)

Revenue	$92,525	$102,620	$103,312
Gross profit	$43,834	$41,764	$41,925
Operating income	$20,018	$15,599	$10,977

Operating margin percentage	21.6%	15.2%	10.6%

The Consulting Segment is primarily comprised of financial services such as revenue maximization, cost services and child welfare, and educational services such as educational and school-based claiming. Revenue from our Consulting Segment increased 0.7% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the contributions from our educational divisions offset by decreased revenue from our Revenue Services division. For fiscal 2003 compared to 2002, revenue from our Consulting Segment increased 10.9%. This increase was primarily attributable to growth in Educational Systems and the Child Welfare division. Operating margin declined to 10.6% for fiscal 2004 from 15.2% for fiscal 2003. This decrease was primarily attributable to losses in the Revenue Services division. Operating margin declined to 15.2% for fiscal 2003 from 21.6% for fiscal 2002. This decrease was primarily attributable to the Educational Systems division, which was ramping up on a large contract in Los Angeles, and decreased contribution from the Cost Services division.

Systems Segment

	Year ended September 30,
	2002	2003	2004
	(dollars in thousands)

Revenue	$118,495	$133,446	$139,057
Gross profit	$56,818	$58,950	$54,844
Operating income	$17,072	$15,272	$15,352

Operating margin percentage	14.4%	11.4%	11.0%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, and enterprise resource planning (ERP) solutions. Revenue from our Systems Segment increased 4.2% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to growth in the areas of ERP and Enterprise Services. For fiscal 2003 compared to 2002, revenue from our Systems Segment increased 12.6%. This increase was primarily attributable to growth in the Enterprise Services, ERP and Justice Solutions divisions. Operating margin declined to 11.0% for fiscal 2004 from 11.4% for fiscal 2003 and 14.4% in fiscal 2002. These decreases were primarily due to market weakness in the Technology Support and Asset Services divisions which were impacted by the state fiscal pressures and budget deficits experienced during those years.

Operations Segment

	Year ended September 30,
	2002	2003	2004
	(dollars in thousands)

Revenue	$307,678	$322,217	$361,405
Gross profit	$61,010	$65,862	$79,798
Operating income	$25,127	$25,059	$35,177

Operating margin percentage	8.2%	7.8%	9.7%

The Operations Segment includes our health and human services program operations. Revenue from our Operations Segment increased 12.2% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the growth in our Health Services area, principally driven by a new California Healthy Families contract. For fiscal 2003 compared to 2002, revenue from our Operations Segment increased 4.7%. This increase was primarily attributable to acquisitions including MAXNetworks in Australia and Themis in Canada. Revenue from the resolution of prior acquisition gain contingencies at APG, Inc. was approximately $1.3 million and $2.4 million in fiscal years 2004 and 2003, respectively. Operating margin increased to 9.7% for fiscal 2004 from 7.8% for fiscal 2003. This increase was due primarily to the growth in the Health Services area. Operating margin declined to 7.8% for fiscal 2003 from 8.2% for fiscal 2002. This decrease was primarily attributable to market weakness within the Human Services area including Child Support and Workforce Services which were impacted by state fiscal pressures and budget deficits experienced during fiscal 2003.

Other Income

	Year ended September 30,
	2002	2003	2004
	(dollars in thousands)

Interest and other income, net	$3,100	$1,381	$1,044
Percentage of revenue	0.6%	0.2%	0.2%

The overall decrease in interest and other income in fiscal 2004 compared to fiscal 2003 was due primarily to expenses related to a confidential legal settlement as well as interest incurred on our capital lease obligations beginning in January 2004, offset by interest income from the increase in the average balance of funds we invested as well as foreign transaction gains. The decrease in interest and other income in fiscal 2003 compared to fiscal 2002 were primarily due to lower interest rates on our cash and cash equivalents.

Quarterly Results

Set forth in Note 17 to our Consolidated Financial Statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2004. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Business Combinations and Acquisitions

As part of our growth strategy, we intend to continue to selectively identify and pursue complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. Since the beginning of fiscal 2003, we have completed the following business acquisitions:

Name	Date	Description of Business	Segment
Themis Program Management	October 1, 2002	Child support services in Canada	Operations
Correctional Services	May 1, 2003	Community corrections services	Operations
TIECorp.	May 3, 2004	Educational management software	Consulting
Manatron	June 1, 2004	Judicial software products	Systems

See Note 2 to our Consolidated Financial Statements for further discussion of these recent business combinations and acquisitions.

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2004 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$7,350	$1,893	$3,358	$2,099	—
Operating leases	47,153	18,242	20,264	6,961	$1,686

Total (1)	$54,503	$20,135	$23,622	$9,060	$1,686

(1) Total contractual cash obligations exclude the potential future cash payments required in connection with potential earn-out contingent consideration associated with purchase business acquisitions.

Liquidity and Capital Resources

	Year ended September 30,
	2003	2004
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$55,047	$47,073
Investing activities	(25,711)	(68,220)
Financing activities	(6,929)	(4,371)
Net increase (decrease) in cash and cash equivalents	$22,407	$(25,518)

For fiscal 2004, cash provided by our operations was $47.1 million as compared to $55.0 million for fiscal 2003. Cash provided by operating activities for fiscal 2004 primarily consisted of net income of $38.8 million and non-cash items aggregating $31.4 million, less cash used for working capital of $23.1 million. Non-cash items consisted of $13.2 million of depreciation and amortization, $3.9 million from the income tax benefit of option exercises, $13.3 million from deferred income tax benefits, and $1.0 million non-cash equity based compensation. The net cash used for working capital changes reflected increases in accounts receivable-unbilled of $13.1 million offset by increases in accounts payable of $5.9 million and decreases in accounts receivable-billed of $3.2 million (net of account receivable long-term of $4.5 million). Other working capital changes using cash were accrued compensation of $2.0 million, deferred revenue of $2.0 million, taxes payable of $2.8 million, and other liabilities of $0.3 million, as well as increases in deferred contract costs of $4.8 million, prepaid expenses of $2.4 million, and other assets of $4.8 million. During fiscal 2003, cash provided by operating activities consisted primarily of net income of $35.3 million plus non-cash items of $11.6 million offset by net use of cash related to working capital changes of $8.1 million. Non-cash items included $11.2 million of depreciation and amortization, $1.8 million from the income tax benefit of option exercises and $0.9 million from non-cash equity based compensation offset by $2.3 million from deferred income tax benefits. The net cash related to working capital changes reflected increases in accounts receivable-billed and unbilled of $9.5 million offset by increases in deferred revenue of $9.0 million and accounts payable of $10.0 million and other net working capital uses of $1.4 million.

For fiscal 2004, cash used in investing activities was $68.2 million as compared to $25.7 million for fiscal 2003. Cash used in investing activities for fiscal 2004 primarily consisted of $6.6 million for business acquisitions, $8.1 million in expenditures for capitalized software costs, $6.5 million in purchases of property and equipment, and $47.3 million in purchases of auction rate notes. During fiscal 2003, we used cash in investing activities primarily for business acquisitions of $14.7 million, expenditures related to capitalized software costs totaling $4.4 million and purchases of property and equipment of $6.8 million.

For fiscal 2004, cash used in financing activities was $4.4 million as compared to $6.9 million for fiscal 2003. Cash used in financing activities for fiscal 2004 primarily consisted of $25.7 million of common stock repurchases offset by $22.5 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for fiscal 2003 primarily consisted of $21.9 million of common stock repurchases offset by $15.2 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2003 and 2004, we repurchased approximately 1,041,000 and 807,000 shares, respectively. At September 30, 2004, approximately $32.4 million remained available for future stock repurchases under the program.

Our working capital at September 30, 2003 and 2004 was $201.3 and $229.5 million, respectively. At September 30, 2004, we had cash, cash equivalents, and marketable securities of $139.3 million and no debt, except for lease obligations. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of a recently awarded long-term contract, we incurred certain reimbursable transition period costs. During this transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, which commenced in January 2004. As of September 30, 2004, approximately $15.5 million in net costs had been incurred and reported as deferred contract costs on our September 30, 2004 consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit facility in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on

March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and requires the maintenance of certain cash balances. We were in compliance with the covenants at September 30, 2004.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2004, capital lease obligations of approximately $6.6 million were outstanding related to these lease arrangements for new equipment. Capital leases entered into during fiscal 2004 were approximately $3.3 million.

At September 30, 2004, we classified accounts receivable of approximately $4.5 million, net of a $1.0 million discount, as long-term receivables and reported them within the other assets category on our September 30, 2004 consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Effects of Inflation

Approximately 18% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 12% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2004, approximately 83% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; and 10% from other sources, such as foreign and commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. For fiscal 2004, revenue from fixed-price contracts was approximately 37% of total revenue; revenue from performance-based contracts was approximately 33% of total revenue; revenue from cost-plus contracts was approximately 18% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments. Additionally, costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct set up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set up costs are costs related to activities that enable us to provide contractual services to a client. These factors may result in irregular revenue and profit margins.

Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

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

We also license software under license agreements. License fee revenue is recognized when a non-cancelable license agreement is in force, the product has been delivered, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor-specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

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

Impairment of Goodwill. We adhere to the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of our reporting units with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

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

Deferred Contract Costs. Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs that are expensed over five years as services are provided under the contract, beginning in January 2004.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government customers; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; and adverse publicity. These and additional risks are detailed in Exhibit 99.1 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates and equity prices with regard to instruments entered into for trading or for other purposes is immaterial.

ITEM 8.                             Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2003 and 2004

Consolidated Statements of Income for the years ended September 30, 2002, 2003 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
November 16, 2004

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$117,372	$91,854
Marketable securities	140	47,400
Restricted cash	3,653	1,379
Accounts receivable – billed, net	114,992	111,834
Accounts receivable – unbilled	29,142	42,280
Deferred income taxes	3,410	—
Prepaid expenses and other current assets	7,063	9,673
Total current assets	275,772	304,420
Property and equipment, net	26,217	25,693
Software development costs, net	14,683	18,251
Deferred contract costs, net	7,283	15,475
Goodwill	81,757	84,886
Intangible assets, net	7,212	9,807
Other assets	2,096	6,215
Total assets	$415,020	$464,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,578	$27,476
Accrued compensation and benefits	23,219	21,224
Deferred revenue	22,356	21,195
Income taxes payable	2,837	—
Deferred income taxes	—	1,930
Current portion of capital lease obligations	809	1,649
Other accrued liabilities	3,653	1,432
Total current liabilities	74,452	74,906
Capital lease obligations, less current portion	3,821	5,108
Deferred income taxes	2,745	10,766
Other long-term liabilities	725	419
Total liabilities	81,743	91,199
Commitments and contingencies (Notes 10 and 14)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,200,197 and 21,319,847 shares issued and outstanding at September 30, 2003 and 2004, at stated amount, respectively	146,219	147,966
Accumulated other comprehensive loss	(95)	(345)
Retained earnings	187,153	225,927
Total shareholders’ equity	333,277	373,548
Total liabilities and shareholders’ equity	$415,020	$464,747

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended September 30,
	2002	2003	2004

Revenue	$518,698	$558,283	$603,774
Cost of revenue	357,036	391,707	427,207
Gross profit	161,662	166,576	176,567
Selling, general and administrative expenses	97,323	109,534	113,521
Income from operations	64,339	57,042	63,046
Interest and other income, net	3,100	1,381	1,044
Income before income taxes	67,439	58,423	64,090
Provision for income taxes	27,093	23,077	25,316
Net income	$40,346	$35,346	$38,774

Earnings per share:
Basic	$1.78	$1.68	$1.80
Diluted	$1.73	$1.66	$1.76

Weighted average shares outstanding:
Basic	22,675	20,999	21,589
Diluted	23,287	21,335	22,014

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2001	$189,971	$(18)	$111,461	$301,414
Net income	—	—	40,346	40,346
Unrealized gain on marketable securities, net of tax of $14	—	21	—	21
Foreign currency translation	—	21	—	21
Comprehensive income				40,388
Employee stock transactions	8,998	—	—	8,998
Repurchases of common stock	(50,842)	—	—	(50,842)
Non-cash equity based compensation	342	—	—	342
Tax benefit due to option exercises	1,829	—	—	1,829
Balance at September 30, 2002	150,298	24	151,807	302,129
Net income	—	—	35,346	35,346
Unrealized loss on marketable securities, net of tax of $29	—	(53)	—	(53)
Foreign currency translation	—	(66)	—	(66)
Comprehensive income				35,227
Employee stock transactions	15,170	—	—	15,170
Repurchases of common stock	(21,944)	—	—	(21,944)
Non-cash equity based compensation	939	—	—	939
Tax benefit due to option exercises	1,756	—	—	1,756
Balance at September 30, 2003	146,219	(95)	187,153	333,277
Net income	—	—	38,774	38,774
Unrealized loss on marketable securities, net of tax of $26	—	(40)	—	(40)
Foreign currency translation	—	(210)	—	(210)
Comprehensive income				38,524
Employee stock transactions	22,482	—	—	22,482
Repurchases of common stock	(25,656)	—	—	(25,656)
Non-cash equity based compensation	1,036	—	—	1,036
Tax benefit due to option exercises	3,885	—	—	3,885
Balance at September 30, 2004	$147,966	$(345)	$225,927	$373,548

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2002	2003	2004

Cash flows from operating activities:
Net income	$40,346	$35,346	$38,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,653	6,249	7,040
Amortization	3,631	4,981	6,110
Deferred income taxes	2,661	(2,310)	13,361
Non-cash equity based compensation	342	939	1,036
Tax benefit due to option exercises	1,829	1,756	3,885
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	12,792	(8,354)	3,158
Accounts receivable - unbilled	(4,666)	(1,176)	(13,138)
Prepaid expenses and other current assets	(489)	(355)	(2,366)
Deferred contract costs	—	(3,051)	(4,866)
Other assets	217	59	(4,752)
Accounts payable	(2,515)	9,965	5,866
Accrued compensation and benefits	252	2,631	(1,995)
Deferred revenue	(208)	9,004	(1,950)
Income taxes payable	1,111	512	(2,837)
Other liabilities	(592)	(1,149)	(253)
Net cash provided by operating activities	58,364	55,047	47,073
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(23,706)	(14,715)	(6,605)
Purchases of property and equipment	(7,850)	(6,825)	(6,476)
Capitalized software costs	(5,063)	(4,359)	(8,078)
Decrease (increase) in marketable securities	1,093	(34)	(47,300)
Other	114	222	239
Net cash used in investing activities	(35,412)	(25,711)	(68,220)
Cash flows from financing activities:
Employee stock transactions	8,998	15,170	22,482
Repurchases of common stock	(50,842)	(21,944)	(25,656)
Payments on capital lease obligations	(251)	(155)	(1,197)
Net cash used in financing activities	(42,095)	(6,929)	(4,371)
Net (decrease) increase in cash and cash equivalents	(19,143)	22,407	(25,518)
Cash and cash equivalents, beginning of period	114,108	94,965	117,372
Cash and cash equivalents, end of period	$94,965	$117,372	$91,854

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2002, 2003 and 2004

1.  Business and Summary of Significant Accounting Policies

Description of Business

MAXIMUS, Inc. (the “Company”) provides consulting, systems solutions and operations program management primarily to government. The Company conducts its operations through three business segments: Consulting, Systems and Operations. The Consulting Segment provides specialized financial consulting services such as assisting states, local agencies, and schools in obtaining federal funding reimbursements for their programs, and implementing cost reductions strategies, as well as providing technical services and software products. The Systems Segment provides systems products including justice and asset software solutions as well as systems development, design and implementation to improve the efficiency and cost-effectiveness of program administration. The Operations Segment provides a variety of program management services, primarily the delivery of administrative services for government health and human service programs.

The Company operates predominantly in the United States. Revenue from foreign–based projects and offices was less than 5% of total revenue for the years ended September 30, 2002, 2003 and 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

In fiscal 2004, approximately 83% of the Company’s total revenue was derived from state and local government agencies; 7% from federal government agencies; and 10% from other sources, such as foreign and commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. For fiscal 2004, revenue from fixed-price contracts was approximately 37% of total revenue; revenue from performance-based contracts was approximately 33% of total revenue; revenue from cost-plus contracts was approximately 18% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

The Company recognizes revenue on fixed-priced contracts when earned, as services are provided. For certain fixed price contracts, primarily systems design, development and implementation, the Company recognizes revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, the Company is subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. The Company recognizes revenue on our performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments. Additionally, costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct set up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set up costs are costs related to activities that enable the Company to provide contractual services to a client. These factors may result in irregular revenue and profit margins.

Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

The Company’s most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Management uses its judgment and experience to estimate cost of revenue expected on projects. Management’s ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than management’s estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the customer.

The Company also licenses software under license agreements. License fee revenue is recognized when a non-cancelable license agreement is in force, the product has been delivered, the license fee is fixed or determinable, and collection is probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. In addition, when software license contracts contain post-contract customer support as part of a multiple element arrangement, revenue is recognized based upon the vendor-specific objective evidence of the fair value of each element. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

Beginning July 1, 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. While EITF 00-21 has not had a material impact on our financial statements, the Company applies the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains and losses and declines in market value judged to be other than temporary, of which there were none in 2002, 2003 and 2004, are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term auction rate bonds. At September 30, 2002, 2003 and 2004, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive loss, were approximately $3,000, ($50,000) and ($90,000), respectively.

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

Software Development Costs

Capitalized software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company capitalizes both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years.

Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs that are expensed over five years as services are provided under the contract.

Goodwill and Intangible Assets

The Company applies Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS

142. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142. Based on the analysis performed as of July 1, 2004, the Company determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

Long-Lived Assets (excluding Goodwill)

The Company follows the provisions of FAS 144, Accounting for the Impairment of Long-Lived Assets. FAS 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2004 are fully realizable.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year.

Comprehensive income (loss)

Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. At September 30, 2002, 2003 and 2004, accumulated foreign currency gains (losses) included in accumulated other comprehensive loss were approximately $21,000, ($45,000) and ($255,000), respectively. Foreign currency transaction gains and losses, including foreign currency gains and losses on short-term loans with our foreign subsidiaries, are included in other income and were approximately $511,000 for the year ended September 30, 2004.  Foreign currency transaction gains and losses were not significant for the years ended September 30, 2002 and 2003.

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

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2003 and 2004.

Stock-Based Compensation

The Company currently accounts for stock options using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors for the years ended September 30, 2002, 2003 and 2004, respectively, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If stock options granted during these years had been accounted for based on their fair value as determined under FAS 123, the pro forma net income and pro forma net income per share would have been as follows (in thousands except per share data):

	Year ended September 30,
	2002	2003	2004
Net income, as reported	$40,346	$35,346	$38,774
Deduct: Stock compensation expense determined under fair value based method, net of taxes	(7,112)	(6,348)	(5,087)
Net income, as adjusted	$33,234	$28,998	$33,687

Earnings per share:
Basic - as reported	$1.78	$1.68	$1.80
Basic - as adjusted	$1.47	$1.38	$1.56

Diluted - as reported	$1.73	$1.66	$1.76
Diluted - as adjusted	$1.43	$1.36	$1.53

The weighted average fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing calculation with the following assumptions: volatility of 59% for 2002, 58% for 2003 and 55% for 2004; risk free interest rate of 3.0% for 2002 and 2003 and 3.1% for 2004; dividend yield 0%; and an expected life of the option of 5.7 years in 2002 and 2003 and 5.4 years in 2004. The grant-date weighted average fair value per option of options granted was $16.56 in 2002, $13.79 in 2003 and $18.20 in 2004.

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

2.  Business Combinations

In fiscal 2003 and 2004, the Company acquired the businesses described below in business combinations accounted for as purchases. The accompanying consolidated financial statements include the results of operations of each acquired business since the date of their respective acquisition.

On October 1, 2002, the Company acquired Themis Program Management and Consulting Limited and GAEA Management Ltd. (together “Themis”), located in British Columbia, Canada, for cash consideration of approximately $1.7 million. In conjunction with the purchase, the Company recorded approximately $1.0 million of goodwill and $0.7 million of intangible assets, which have been assigned to the Operations Segment. The primary reasons for acquiring Themis were to expand the Company’s presence in the child support market and to strategically complement the Company’s current service offerings in the human services area.

On May 1, 2003, the Company acquired the National Misdemeanant Private Probation Operations business of B. I. Incorporated (referred to as “Correctional Services”) for approximately $10.6 million. In conjunction with the purchase, the Company recorded goodwill of $9.1 million and intangible assets, primarily non-competition agreements and customer relationships, of $1.2 million, and other net assets of approximately $0.3 million, which have been assigned to the Operations Segment. The Correctional Services business constitutes one of the largest providers of community corrections services in the United States and provides services that includes treatment groups and education classes and drug and alcohol testing and monitoring. The primary reasons for acquiring the Correctional Services business were to expand the Company’s presence in the correction services market and to strategically complement the Company’s current service offerings in the human services area.

On May 3, 2004, the Company acquired substantially all the assets of TIECorp. for $3.2 million. In conjunction with the purchase, the Company recorded intangible assets, primarily non-competition agreements and technology related intangibles, of $3.4 million, and other net liabilities of approximately $0.2 million, which have been assigned to the Consulting Segment. Per the terms of the acquisition agreement, additional consideration of up to $16.5 million may be paid based on achievement of certain future performance objectives by TIECorp. This additional consideration will be expensed as incurred. The TIECorp. business is engaged in the development and marketing of instructional management software programs and related products and services in the educational field. The primary reasons for the acquisition were to expand the Company’s presence in the educational software field and to strategically complement the Company’s current product and service offerings in the educational market.

On June 1, 2004, the Company acquired certain assets of Manatron, Inc. for $1.8 million. In conjunction with the purchase, the Company recorded goodwill of $1.5 million and intangible assets, primarily customer contracts and relationships, of $0.8 million, and other net liabilities of approximately $0.5 million, which have been assigned to the Systems Segment. The acquired assets relate to the design, development, marketing and support of judicial software products for county, city and township governments. The primary reason for the acquisition was to increase the Company’s market share in the justice solutions arena.

Unaudited pro forma results of operations information for the Company as if the companies acquired by the purchase method were acquired at the beginning of the periods being reported is as follows (in thousands, except per share data):

	Year ended September 30,
	2003	2004
Revenue	$568,016	$605,519
Net income	36,366	39,242
Diluted earnings per share	$1.70	$1.78

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue
September 30, 2003:
Revenue	$487,727	$635,930
Billings	458,585	658,286
Total	$29,142	$22,356

September 30, 2004:
Revenue	$797,301	$527,729
Billings	755,021	548,924
Total	$42,280	$21,195

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2003 and 2004, there was approximately $1.0 million and $2.7 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

Approximately $4.4 million of billed long-term contract receivables, net of a $1.0 million reserve, are included in other assets at September 30, 2004.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in reserve being recognized in the period in which the change occurs.

Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended
	September 30,
	2002	2003	2004

Balance at beginning of year	$—	$3,165	$4,997
Additions to cost and expense	3,165	2,132	6,401
Deductions	—	(300)	(4,847)
Balance at end of year	$3,165	$4,997	$6,551

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2003	2004

Land	$2,462	$2,462
Building and improvements	11,625	11,699
Office furniture and equipment	30,012	36,011
Leasehold improvements	2,313	2,504
	46,412	52,676
Less: Accumulated depreciation and amortization	(20,195)	(26,983)
Total property and equipment, net	$26,217	$25,693

5.  Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2003	2004

Capitalized software development costs	$23,383	$30,918
Less: Accumulated amortization	(8,700)	(12,667)
Total Software development costs, net	$14,683	$18,251

During 2004, the Company wrote off approximately $0.5 million of fully amortized software development costs and the related accumulated amortization. Capitalized software amortization expense for the years ended September 30, 2002, 2003 and 2004 was approximately $2.7 million, $3.8 million and $4.5 million, respectively.

6.  Deferred Contract Costs

Deferred contract costs consist of reimbursable direct project costs relating to the transition phase of a long-term contract in progress, which are required to be reimbursed under the terms of the contract. These costs include system development and facility build-out costs totaling $7.3 million and $18.2 million at September 30, 2003 and 2004, respectively, of which approximately $4.2 million and $7.6 million is leased equipment at September 30, 2003 and 2004, respectively. Deferred contract costs are expensed ratably over five years as services are provided under the contract, beginning January 2004. For the fiscal year ended September 30, 2004, deferred contract costs expensed was approximately $2.8 million, of which $1.1 million is the amortization of capital lease assets included in deferred costs.

7.  Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2003 and 2004 are as follows (in thousands):

	Consulting	Systems	Operations	Total
Balance as of September 30, 2002	$6,811	$42,265	$19,736	$68,812
Goodwill activity during year	—	413	12,532	12,945
Balance as of September 30, 2003	6,811	42,678	32,268	81,757
Goodwill activity during year	—	1,881	1,248	3,129
Balance as of September 30, 2004	$6,811	$44,559	$33,516	$84,886

                The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2003			As of September 30, 2004
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,425	$2,854	$571	$3,475	$2,994	$481
Technology-based intangibles	1,500	264	1,236	4,870	756	4,114
Customer contracts and relationships	6,700	1,295	5,405	7,475	2,263	5,212
Total	$11,625	$4,413	$7,212	$15,820	$6,013	$9,807

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, six years, and eight years, respectively. The weighted-average amortization period for total intangible assets is approximately seven years. The estimated amortization expense for the years ending September 30, 2005, 2006, 2007, 2008 and 2009 is $2.1 million, $2.0 million, $2.0 million, $1.6 million, and $1.1 million, respectively.

8.  Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2002	2003	2004
Numerator:
Net income	$40,346	$35,346	$38,774
Denominator:
Weighted average shares outstanding	22,675	20,999	21,589
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	612	336	425
Denominator for diluted earnings per share	23,287	21,335	22,014

9.  Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit facility in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (“EBITDA”) and requires the maintenance of certain cash balances. The Company was in compliance with all covenants at September 30, 2004.

10.  Leases

The Company leases office space under various operating leases, the majority of which contain clauses permitting cancellation upon certain conditions. The terms of these leases provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2002, 2003 and 2004 was approximately $21.1 million, $21.3 million and $23.3 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2004, capital lease obligations of approximately $6.6 million were outstanding related to these lease arrangements for new equipment. Capital leases entered into during the fiscal year ended September 30, 2004 were approximately $3.4 million.

Minimum future payments under leases in effect as of September 30, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended September 30,
2005	$1,893	$18,242
2006	1,679	12,493
2007	1,679	7,771
2008	1,679	4,696
2009	420	2,265
Thereafter	—	1,686
Total minimum lease payments	7,350	$47,153
Amount representing interest	(593)
Present value of minimum lease payments	6,757
Current portion	(1,649)
Long-term portion	$5,108

11.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2002, 2003 and 2004, the Company contributed approximately $5.1 million, $4.2 million and $3.7 million to the plans, respectively.

12.  Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2002	2003	2004
Current provision:
Federal	$19,823	$20,893	$9,791
State	4,343	4,494	2,164
Foreign	75	—	—
Total current provision	24,241	25,387	11,955
Deferred tax expense (benefit):
Federal	2,468	(1,470)	10,820
State	384	(328)	2,299
Foreign	—	(512)	242
Total deferred tax expense (benefit)	2,852	(2,310)	13,361
	$27,093	$23,077	$25,316

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2002	2003	2004
Expected federal income tax provision	$23,604	$20,448	$22,431
State income taxes, net of federal benefit	3,441	2,674	2,929
Other	48	(45)	(44)
	$27,093	$23,077	$25,316

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2003 and 2004 are as follows (in thousands):

	As of September 30,
	2003	2004
Deferred tax assets-current:
Liabilities for costs deductible in future periods	$4,576	$5,364
Deferred revenue	8,372	7,294
Total deferred tax assets-current	12,948	12,658
Deferred tax liabilities-current:
Accounts receivable - unbilled	9,538	14,588
Net deferred tax asset (liability) -current	$3,410	$(1,930)

Deferred tax assets (liabilities)-non-current:
Non-cash equity compensation	$916	$1,147
Amortization of goodwill	(1,759)	(3,443)
Depreciation	1,076	(1,828)
Capitalized software	(2,978)	(3,514)
Deferred contract costs	—	(3,128)
Net deferred tax liability-non-current	$(2,745)	$(10,766)

Cash paid for income taxes during the years ended September 30, 2002, 2003 and 2004 was approximately $17.9 million, $20.5 million and $10.2 million, respectively.

Approximately 89% of the Company’s total goodwill is expected to be deductible for income tax purposes.

13.  Shareholders’ Equity

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan permits employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first day of the quarter or the last day of the quarter, whichever is lower. During fiscal 2002, 2003 and 2004, respectively, the Company issued approximately 69,100, 115,300 and 71,400 shares of common stock pursuant to this plan at an average price of $29.63, $18.54 and $28.40 per share.

Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2003 and 2004, the Company repurchased 1,040,900 and 806,800 shares, respectively. At September 30, 2004, approximately $32.4 million remained available for future stock repurchases under the program.

Stock Option Plans

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant incentive and non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock.

The vesting period and share price for awards are determined by the Company’s Board of Directors at the date of grant. Options generally vest over a period of four years and expire ten years after the date of grant. As of September 30, 2004, the Company’s Board of Directors had reserved 6.6 million shares of common stock for issuance under the Company’s stock option plans. At September 30, 2004, approximately 1.1 million shares remained available for grants under the Company’s option plans.

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $30.14. In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under its 1997 Equity Incentive Plan. The grant-date fair value of each RSU was $34.90. The RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs at the date of grant is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs for the fiscal years ended September 30, 2003 and 2004 were approximately $0.9 million and $1.0 million, respectively.

For the year ended September 30, 2004, approximately 840,400 stock options were exercised under the Company’s stock option plan and approximately 25,400 RSU’s were vested.

A summary of the Company’s stock option activity for the years ended September 30, 2002, 2003 and 2004 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2001	3,489,425	$23.33
Activity during fiscal 2001:
Granted	460,180	29.76
Exercised	(326,418)	20.63
Canceled due to termination	(246,094)	23.65
Outstanding at September 30, 2002	3,377,093	24.44
Activity during fiscal 2003:
Granted	260,015	25.06
Exercised	(603,592)	21.80
Canceled due to termination	(204,904)	24.05
Outstanding at September 30, 2003	2,828,612	25.14
Activity during fiscal 2004:
Granted	654,688	34.92
Exercised	(840,374)	24.84
Canceled due to termination	(91,812)	25.06
Outstanding at September 30, 2004	2,551,114	27.76

The following table provides certain information with respect to stock options outstanding at September 30, 2004:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.01 - $ 1.46	106,035	$1.44	2.3
$12.31 - $ 20.96	614,253	20.42	6.0
$21.00 - $ 33.68	921,584	27.90	6.4
$33.75 - $ 46.03	909,242	35.65	8.4
	2,551,114	27.76	6.8

The following table provides certain information with respect to stock options exercisable at September 30, 2004:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.46	106,035	$1.44
$12.31 - $20.96	584,753	20.42
$21.00 - $33.68	674,236	27.77
$33.75 - $46.03	289,147	36.42
	1,654,171	25.00

14.  Commitments and Contingencies

Litigation

On December 8, 2003, a former officer of the Company, sued MAXIMUS, David V. Mastran, our former CEO, and Lynn P. Davenport, our current CEO, in the federal District Court for the Northern District of Ohio in connection with the termination of his employment in August 2003. The matter was later transferred to the federal District Court for the Eastern District of Virginia. His complaint asserted that his employment was wrongfully terminated by the defendants, and he alleged breach of his employment contract, promissory estoppel, fraud, interference with contract, and intentional infliction of emotional distress. The complaint claimed damages of at least $11.0 million. The parties have agreed to settle this matter. The expected settlement amount to be paid by MAXIMUS is not material to the Company’s financial condition or results of operations and was expensed in the year ended September 30, 2004.

In the third quarter of fiscal 2004, the Company learned that two former employees who were principals in a small business MAXIMUS acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. Some of that equipment appears to have been used in businesses unrelated to MAXIMUS. The Company did not have knowledge of the leases or guarantees. Solarcom LLC, the leasing company, demanded $31.0 million from MAXIMUS under the guarantees, which amount represents the remaining payments under the leases. Solarcom subsequently filed suit against MAXIMUS on August 17, 2004 in state court in Gwinnett County, Georgia. On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking damages of at least $10.0 million. On August 24, 2004, Fleet Business Credit sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia seeking damages of approximately $8.0 million. Solarcom had sold and assigned certain of the lease payments to De Lage Landen and Fleet Business Credit. The Solarcom and Fleet Business Credit Services actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. The Company believes the amounts claimed by De Lage Landen and Fleet Business Credit are part of the $31.0 million demanded by Solarcom. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company believes that it is not liable under the guarantees and will vigorously contest any claim for payment. The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that these actions will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

In October 2004, MAXIMUS received a subpoena from the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily in the area of assisting in the submission and payment of federal Medicaid reimbursement claims prepared on behalf of the District of Columbia. Although the matter is in its early stages, the U.S. Attorney’s Office appears to be investigating issues pertaining to compliance with federal health care laws. MAXIMUS does not believe it has violated those laws and is cooperating fully with the U.S. Attorney’s Office. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

The Company is involved in various legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of any of these legal proceedings or contract claims to have a material adverse effect on the Company’s financial condition or its results of operations. A substantial portion of payments to the Company from United States government agencies is subject to adjustments upon audit by the agency with which the Company has contracted. Audits through 1997 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

The Company has employment agreements with 17 of its executives and other employees with terms of the employment obligations ending between 2005 and 2007.

15.  Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled, on uncompleted contracts. To date, these financial instruments have been derived from contract revenue earned primarily from federal, state and local government agencies located in the United States.

For the year ended September 30, 2004, the Company derived 14% of its consolidated revenue from contracts with a single state customer, principally within our Operations Segment. For fiscal years 2002 and 2003, there was no revenue from transactions with a single federal, state or local customer amounting to 10% or more of the Company’s consolidated revenue.

16.  Business Segments

Effective September 30, 2004, we implemented certain internal organizational changes to better manage our business. All periods below reflect the change in the composition of our reportable segments as if we had always operated under the new organizational structure. The following table provides certain financial information for each business segment (in thousands):

	2002	2003	2004
Revenue:
Consulting	$92,525	$102,620	$103,312
Systems	118,495	133,446	139,057
Operations	307,678	322,217	361,405
Total	$518,698	$558,283	$603,774

Income from operations:
Consulting	$20,018	$15,599	$10,977
Systems	17,072	15,272	15,352
Operations	25,127	25,059	35,117
Consolidating Adjustments	2,122	1,112	1,600
Total	$64,339	$57,042	$63,046

Identifiable assets:
Consulting	$57,073	$62,759	$68,922
Systems	94,904	106,042	116,901
Operations	84,013	105,380	118,697
Corporate	116,100	140,839	160,227
Total	$352,090	$415,020	$464,747

Depreciation and amortization:
Consulting	$1,622	$1,741	$1,962
Systems	3,098	5,136	5,577
Operations	1,190	2,776	3,587
Corporate	1,374	1,577	2,024
Total	$7,284	$11,230	$13,150

Revenue from foreign operations was approximately $9.3 million, $26.7 million and $30.0 million for fiscal years 2002, 2003 and 2004, respectively. Total assets of foreign operations were approximately $17.0 million and $18.7 million at September 30, 2003 and 2004, respectively.

17.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2003 and 2004. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

During the fourth quarter of fiscal 2004, we implemented certain internal organizational changes to better manage our business. The earlier periods are reflective of the change in the composition of our reportable segments as if we had operated under the new organizational structure during those periods.

	Quarter Ended
	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003
		(In thousands, except per share data)
Fiscal Year 2003

Revenue:
Consulting	$22,768	$23,346	$29,129	$27,377
Systems	32,194	31,411	34,295	35,546
Operations	77,729	75,906	78,317	90,265
Total revenue	132,691	130,663	141,741	153,188

Gross profit	42,261	38,586	42,420	43,309

Income from operation:
Consulting	2,465	2,518	5,571	5,045
Systems	5,410	2,263	3,709	3,890
Operations	8,035	5,701	4,897	6,426
Consolidating adjustments	198	516	310	88
Total income from operations	16,108	10,998	14,487	15,449

Net income	10,076	6,890	8,965	9,415

Earnings per share:
Basic	$0.48	$0.33	$0.43	$0.45
Diluted	$0.47	$0.32	$0.43	$0.44

	Quarter Ended
	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004
		(In thousands, except per share data)
Fiscal Year 2004

Revenue:
Consulting	$26,672	$24,764	$25,150	$26,726
Systems	33,293	36,476	36,778	32,510
Operations	78,929	89,467	98,230	94,779
Total revenue	138,894	150,707	160,158	154,015

Gross profit	42,583	44,631	45,462	43,891

Income from operations:
Consulting	3,682	1,615	1,965	3,715
Systems	3,431	4,790	4,195	2,936
Operations	7,656	8,542	9,425	9,494
Consolidating adjustments	162	431	537	470
Total income from operations	14,931	15,378	16,122	16,615

Net income	9,149	9,507	9,930	10,188

Earnings per share:
Basic	$0.43	$0.44	$0.46	$0.47
Diluted	$0.42	$0.43	$0.45	$0.47

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.                    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                    Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 22, 2005 (the “Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, except for the specific disclosures below:

ITEM 10.                      Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Proxy Statement.

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

ITEM 11.                      Executive Compensation.

Except for certain information set forth under the captions “Stock Performance Graph” and “Report of the Compensation Committee,” the information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management.

Except for the information disclosed in this Item below, the information required by this Item is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the shareholders (2)	2,543,602		$27.81	1,139,011

Equity compensation plans/arrangements not approved by the shareholders	7,512	(3)	$12.31	—

Total	2,551,114		$27.76	1,139,011

(1)          In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2004, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

(2)          Includes the 1997 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan and the 1997 Director Stock Option Plan.

(3)          Represents options assumed in connection with our acquisition of Carrera Consulting Group (“Carrera”) in August 1998. The exercise price of these options is $12.31 per share. All of these options are fully vested and expire in May 2008.

ITEM 13.       Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.                      Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements.
The consolidated financial statements are listed under Item 8 of this report.

	2.	Financial Statement Schedules.
None. Financial statement schedules are either not required under the related instructions or are inapplicable and therefore have been omitted.

	3.	Exhibits.
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)		Exhibits – see Item 15(a)(3) above.

(c)		Financial Statement Schedules – see Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2004.

MAXIMUS, Inc.

By:	/s/ LYNN P. DAVENPORT
Lynn P. Davenport Chief Executive Officer

Each undersigned person hereby constitutes and appoints Lynn P. Davenport, Richard A. Montoni and David R. Francis, and each of them singly, with full power of substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent, with full power to sign for use, in his or her name and in the capacity indicated below, any and all amendments to this Annual Report on Form 10-K of MAXIMUS, Inc. for the fiscal year ended September 30, 2004, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that which each said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LYNN P. DAVENPORT	Chief Executive Officer and Director (Principal Executive Officer)	December 8, 2004
Lynn P. Davenport

/s/ RICHARD A. MONTONI	Chief Financial Officer (Principal Financial and Accounting Officer)	December 8, 2004
Richard A. Montoni

/s/ PETER B. POND	Chairman of the Board of Directors	December 8, 2004
Peter B. Pond

/s/ RAYMOND B. RUDDY	Director	December 8, 2004
Raymond B. Ruddy

/s/ RUSSELL A. BELIVEAU	Director	December 8, 2004
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	December 8, 2004
John J. Haley

/s/ PAUL R. LEDERER	Director	December 8, 2004
Paul R. Lederer

/s/ MARILYN R. SEYMANN	Director	December 8, 2004
Marilyn R. Seymann

Signature	Title	Date

/s/ JAMES R. THOMPSON, JR.	Director	December 8, 2004
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 8, 2004
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. (1)

3.2	Amended and Restated By-laws of the Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan. (5)*

10.4	Amendment No. 1 to 1997 Employee Stock Purchase Plan. (6)*

10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (7)*

10.6	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (5)*

10.7	California Options Project Contract, dated October 1, 1996, by and between the Company and the Department of Health Services of the State of California. (4)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

24.1	Power of Attorney, contained on signature page hereto.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

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