Form 10-Q
period 2004-12-31
MAXIMUS INC
filed 2005-02-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

As of January 31, 2005, there were 21,301,390 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2004

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2004
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,854	$94,557
Marketable securities	47,400	47,750
Restricted cash	1,379	1,400
Accounts receivable – billed, net of reserves of $5,567 and $6,331	111,834	119,202
Accounts receivable – unbilled	42,280	41,936
Prepaid expenses and other current assets	9,673	7,021
Total current assets	304,420	311,866
Property and equipment, at cost	52,676	54,493
Less accumulated depreciation and amortization	(26,983)	(28,722)
Property and equipment, net	25,693	25,771
Capitalized software	30,918	33,806
Less accumulated amortization	(12,667)	(13,906)
Capitalized software, net	18,251	19,900
Deferred contract costs, net	15,475	14,867
Goodwill	84,886	85,143
Intangible assets, net	9,807	9,293
Other assets, net	6,215	5,780
Total assets	$464,747	$472,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,476	$26,178
Accrued compensation and benefits	21,224	19,573
Deferred revenue	21,195	21,414
Income taxes payable	—	3,054
Deferred income taxes	1,930	1,517
Current portion of capital lease obligations	1,649	1,613
Other accrued liabilities	1,432	1,470
Total current liabilities	74,906	74,819
Capital lease obligations, less current portion	5,108	4,738
Deferred income taxes	10,766	11,675
Other liabilities	419	298
Total liabilities	91,199	91,530
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,319,847 and 21,266,550 shares issued and outstanding at September 30, 2004 and December 31, 2004, at stated amount, respectively	147,966	146,164
Accumulated other comprehensive loss	(345)	(50)
Retained earnings	225,927	234,976
Total shareholders’ equity	373,548	381,090
Total liabilities and shareholders’ equity	$464,747	$472,620

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2003	2004
Revenue	$138,894	$152,495
Cost of revenue	96,311	108,090
Gross profit	42,583	44,405
Selling, general and administrative expenses	27,652	29,549
Income from operations	14,931	14,856
Interest and other income, net	192	100
Income before income taxes	15,123	14,956
Provision for income taxes	5,974	5,907
Net income	$9,149	$9,049

Earnings per share:
Basic	$0.43	$0.43
Diluted	$0.42	$0.42

Weighted average shares outstanding:
Basic	21,378	21,307
Diluted	21,933	21,551

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2003	2004

Cash flows from operating activities:
Net income	$9,149	$9,049

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,787	1,739
Amortization	1,373	1,753
Deferred income taxes	3,802	496
Tax benefit due to option exercises and restricted stock units vesting	2,269	224
Non-cash equity based compensation	206	316

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	19,147	(7,368)
Accounts receivable - unbilled	(8,224)	344
Prepaid expenses and other current assets	401	2,208
Deferred contract costs	(4,942)	608
Other assets	(184)	495
Accounts payable	(1,246)	(1,298)
Accrued compensation and benefits	(3,656)	(1,651)
Deferred revenue	(820)	218
Income taxes payable	(2,837)	3,054
Other liabilities	(227)	(102)

Net cash provided by operating activities	15,998	10,085

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(601)	(257)
Purchases of property and equipment	(1,708)	(1,817)
Capitalized software costs	(1,019)	(2,888)
Other	177	328

Net cash used in investing activities	(3,151)	(4,634)

Cash flows from financing activities:
Employee stock transactions	13,593	1,937
Repurchases of common stock	(335)	(4,280)
Payments on capital lease obligations	(46)	(405)

Net cash provided by (used in) financing activities	13,212	(2,748)

Net increase in cash and cash equivalents	26,059	2,703

Cash and cash equivalents, beginning of period	117,372	91,854

Cash and cash equivalents, end of period	$143,431	$94,557

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2004 and 2003

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the audited financial statements at September 30, 2004 and 2003 and for each of the three years in the period ended September 30, 2004, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (File No. 1-12997) filed with the Securities and Exchange Commission on December 10, 2004.

Stock-Based Compensation

The Company currently accounts for stock options using the intrinsic value method in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If stock options granted had been accounted for based on their fair value as determined under FASB Statement No. 123, Accounting for Stock-Based Compensation, the net income and net income per share, as adjusted, would have been as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2003	2004

Net income, as reported	$9,149	$9,049
Add: Stock-based compensation expense included in reported net income, net of taxes	124	191
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,335)	(1,035)
Net income, as adjusted	$7,938	$8,205

Earnings per share:
Basic – as reported	$0.43	$0.43
Basic – as adjusted	$0.37	$0.39

Diluted – as reported	$0.42	$0.42
Diluted – as adjusted	$0.36	$0.38

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. Such adjustments were not material for the periods presented. Accordingly, comprehensive income closely approximates actual net income.

3. Deferred Contract Costs

Deferred contract costs consist of recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs totaling $18.5 million at September 30, 2004 and December 31, 2004, of which $7.6 million consist of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Amortization of deferred contract costs was $0.9 million for the three months ended December 31, 2004.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the three months ended December 31, 2004 are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2004	$6,811	$44,559	$33,516	$84,886
Goodwill activity during period	—	257	—	257
Balance as of December 31, 2004	$6,811	$44,816	$33,516	$85,143

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2004			As of December 31, 2004
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$2,994	$481	$3,475	$3,031	$444
Technology-based intangibles	4,870	756	4,114	4,870	978	3,892
Customer contracts and relationships	7,475	2,263	5,212	7,475	2,518	4,957
Total	$15,820	$6,013	$9,807	$15,820	$6,527	$9,293

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.3 million and $0.5 million for the three months ended December 31, 2003 and 2004, respectively. The estimated amortization expense for the years ending September 30, 2005, 2006, 2007, 2008 and 2009 is $2.1 million, $2.0 million, $2.0 million, $1.6 million and $1.1 million, respectively.

5. Commitments and Contingencies

Litigation

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

The Company is involved in various other legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.

Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at December 31, 2004.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of approximately $6.6 million and $6.2 million were outstanding related to these lease arrangements for new equipment at September 30, 2004 and December 31, 2004, respectively.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2003	2004
Numerator:
Net income	$9,149	$9,049

Denominator:
Basic weighted average shares outstanding	21,378	21,307

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	555	244
Denominator for diluted earnings per share	21,933	21,551

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2004, the Company repurchased approximately 146,000 shares. At December 31, 2004, $29.5 million remained authorized for future stock repurchases under the program.

8. Stock Option Plans

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). The grant-date fair value of each RSU was $30.14. In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under the Plan with a grant-date fair value of $34.90 for each RSU. In November 2004, the Company issued 35,000 RSUs to certain employees under the Plan with a grant-date fair value of $28.50 for each RSU. These RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors as set forth in the RSUs. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.2 million and $0.3 million for the three months ended December 31, 2003 and 2004, respectively.

For the three months ended December 31, 2004, approximately 72,000 stock options were exercised under the Company’s stock option plan.

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2003	2004
Revenue:
Consulting	$26,672	$24,396
Systems	33,293	34,801
Operations	78,929	93,298
Total	$138,894	$152,495

Income from Operations:
Consulting	$3,682	$904
Systems	3,431	5,048
Operations	7,656	8,300
Consolidating adjustments	162	604
Total	$14,931	$14,856

10. Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosures are no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

The Company is currently evaluating which of the two methods it will use to adopt the requirements of Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future; however, the Company expects the impact of adoption to be approximately $0.05 per diluted share for the quarter ended September 30, 2005. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our condensed consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.3 million and $0.2 million for the three months ended December 31, 2003 and 2004, respectively.

11. Subsequent Event

On January 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2005 to shareholders of record on February 15, 2005. Based on the current number of shares outstanding, the payment will be approximately $2.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2004 filed with the Securities and Exchange Commission on December 10, 2004.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2004, we had revenue of $603.8 million and net income of $38.8 million. For the three months ended December 31, 2004, we had revenue of $152.5 million and net income of $9.0 million.

To reflect how we operate and manage our business, we report each of our three lines of businesses (i.e., Consulting, Systems, and Operations) as separate external reporting segments. The segment financial information provided below is reflective of this composition of our reportable segments.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended December 31,
(dollars in thousands, except per share data)	2003	2004

Revenue	$138,894	$152,495
Gross profit	$42,583	$44,405
Operating income	$14,931	$14,856

Operating margin percentage	10.7%	9.7%

Selling, general and administrative expense	$27,652	$29,549
Selling, general and administrative expense as a percentage of revenue	19.9%	19.4%

Net income	$9,149	$9,049

Earnings per share:
Basic	$0.43	$0.43
Diluted	$0.42	$0.42

Our consolidated revenue increased 9.8% for the three months ended December 31, 2004 compared to the same period in fiscal 2004. Excluding revenue related to acquisitions, we had an overall increase in revenue of 8.9% for the three months ended December 31, 2004 compared to the same period in fiscal 2004. Our operating margin decreased to 9.7% for the three months ended December 31, 2004, a decrease of 1.0%, compared to 10.7% for the same period in fiscal 2004. As discussed in more detail below, the changes in revenue are attributed primarily to results from our Operations Segment and the changes in operating income are attributed primarily to the results from our Consulting and Systems Segments.

Selling, general and administrative expense (SG&A) consists of management, marketing and administration costs (including salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training and non-chargeable labor costs), facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased for the three months ended December 31, 2004 compared to the same period in fiscal 2004 due to the increase in expenses necessary to support the higher revenue and to strengthen the infrastructure to market our products and grow our business, including our proposal facilities and systems, and new finance, operational, and compliance personnel. Our SG&A as a percentage of revenue decreased to 19.4% for the three months ended December 31, 2004 compared to 19.9% for the three months ended December 31, 2003. While SG&A as a percentage of revenue declined slightly, management remains focused on SG&A cost containment.

Also included in SG&A is approximately $0.2 million and $0.3 million of non-cash equity-based compensation expense for the three months ended December 31, 2003 and 2004, respectively, related to the issuance of restricted stock units in May 2002, March 2004 and November 2004. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.3 million, which amount may increase if certain earnings targets are achieved.

Our provision for income taxes for each of the three months ended December 31, 2003 and 2004 was 39.5% of income before income taxes.

Net income for the three months ended December 31, 2004 was $9.0 million, or $0.42 per diluted share, compared with net income of $9.1 million, or $0.42 per diluted share, for the same period in fiscal 2004.

Consulting Segment

	Three months ended December 31,
	2003	2004
	(dollars in thousands)

Revenue	$26,672	$24,396
Gross profit	$11,574	$9,433
Operating income	$3,682	$904

Operating margin percentage	13.8%	3.7%

The Consulting Segment is primarily comprised of financial services such as revenue maximization, cost services and child welfare, and educational services such as educational and school-based claiming. Revenue from our Consulting Segment decreased 8.5% for the three months ended December 31, 2004 compared to the same period in fiscal 2004. This decrease was primarily attributable to revenue reductions in our Child Welfare and Revenue Services divisions, which includes contingency-based contracts where revenue and profit contributions can fluctuate, as well as the downsizing of our activity-based costing practice. Operating margin declined to 3.7% for the three months ended December 31, 2004 from 13.8% for the same period in fiscal 2004. This net decrease was primarily attributable to losses generated by our Revenue Services division offset by continued profitability improvements in our Educational Systems division.

Systems Segment

	Three months ended December 31,
	2003	2004
	(dollars in thousands)

Revenue	$33,293	$34,801
Gross profit	$13,786	$14,929
Operating income	$3,431	$5,048

Operating margin percentage	10.3%	14.5%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, and enterprise resource planning (ERP) solutions. Revenue from our Systems Segment increased 4.5% for the three months ended December 31, 2004 compared to the same period in fiscal 2004. This increase was primarily attributable to increased license sales in our System products divisions. Operating margin increased to 14.5% for the three months ended December 31, 2004 from 10.3% for the same period in fiscal 2004. This increase was primarily due to higher profit contributions from license sales in our Asset Solutions and Justice Solutions divisions.

Operations Segment

	Three months ended December 31,
	2003	2004
	(dollars in thousands)

Revenue	$78,929	$93,298
Gross profit	$17,223	$20,043
Operating income	$7,656	$8,300

Operating margin percentage	9.7%	8.9%

The Operations Segment includes our health and human services program operations. Revenue from our Operations Segment increased 18.2% for the three months ended December 31, 2004 compared to the same period in fiscal 2004. This increase was primarily attributable to the growth in our Health Services practice, principally driven by our California Healthy Families contract which began operations on January 1, 2004. Operating margin decreased to 8.9% for the three months ended December 31, 2004 from 9.7% for the same period in fiscal 2004. This decrease was primarily attributable to declined profitability in our Child Support division, which experienced reduction in revenue and profit as a result of fewer contracts in the first quarter of fiscal 2005.

Other Income

	Three months ended December 31,
	2003	2004
	(dollars in thousands)

Interest and other income, net	$192	$100

Percentage of revenue	0.1%	0.1%

The overall decrease in interest and other income for the three months ended December 31, 2004 compared to the same period in fiscal 2004 was due primarily to the recognition of losses from certain marketable securities.

Liquidity and Capital Resources

	Three months ended December 31,
	2003	2004
	(dollars in thousands)

Net cash provided by (used in):
Operating activities	$15,998	$10,085
Investing activities	(3,151)	(4,634)
Financing activities	13,212	(2,748)
Net increase in cash and cash equivalents	$26,059	$2,703

For the three months ended December 31, 2004, cash provided by our operations was $10.1 million as compared to $16.0 million for the same period in fiscal 2004. Cash provided by operating activities for the three months ended December 31, 2004 consisted of net income of $9.0 million and non-cash items aggregating $4.5 million, less cash used for working capital of $3.5 million. Non-cash items consisted of $3.5 million of depreciation and amortization, $0.2 million from the income tax benefit of option exercises, $0.5 million from deferred income tax benefits, and $0.3 million from non-cash equity based compensation. The net cash used for working capital changes reflected increases in accounts receivable-billed, net, of $7.4 million, decreases in accounts payable of $1.3 million, accrued compensation of $1.6 million and other liabilities of $0.1 million, offset by decreases in prepaid expenses of $2.2 million, deferred contract costs of $0.6 million and an increase in income taxes payable of $3.1 million. Other working capital changes providing cash were the increase in deferred revenue of $0.2 million, and a decrease in other assets of $0.5 million and accounts receivable-unbilled of $0.3 million.

For the three months ended December 31, 2003, cash provided by operating activities consisted of net income of $9.1 million plus non-cash items of $9.4 million offset by net use of cash related to working capital changes of $2.5 million. Non-cash items included $3.1 million of depreciation and amortization, $2.3 million from the income tax benefit of option exercises, $0.2 million from non-cash equity based compensation and $3.8 million from deferred income tax benefits. The net cash related to working capital changes reflected a decrease in accounts receivable-billed of $19.1 million offset by increases in accounts receivable-unbilled of $8.2 million and deferred contract costs of $4.9 million as well as decreases in accrued compensation and benefits payable of $3.7 million, accounts payable of $1.2 million, income taxes payable of $2.8 million and other net working capital uses of $0.8 million. The decrease in accounts receivable-billed was reflective of good collection efforts during the three months ended December 31, 2003 and the increase in accounts receivable-unbilled was primarily due to certain milestone based Systems contracts.

For the three months ended December 31, 2004, cash used in investing activities was $4.6 million as compared to $3.2 million for the same period in fiscal 2004. Cash used in investing activities for the three months ended December 31, 2004 consisted of $0.3 million for business acquisitions, $2.9 million in expenditures for capitalized software costs, $1.8 million in purchases of property and equipment, offset by a $0.4 million decrease in other items, principally reduction of a note receivable. For the three months ended December 31, 2003, we used cash in investing activities primarily for business acquisitions of $0.6 million, expenditures related to capitalized software costs totaling $1.0 million and purchases of property and equipment of $1.7 million, offset by $0.2 million in other items.

For the three months ended December 31, 2004, cash used in financing activities was $2.7 million as compared to cash provided by financing activities of $13.2 million for the same period in fiscal 2004. Cash used in financing activities for the three months ended December 31, 2004 consisted of approximately $4.3 million of common stock repurchases and $0.4 million of principal payments on capital leases offset by $1.9 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the three months ended December 31, 2003 primarily consisted of $0.3 million of common stock repurchases offset by $13.6 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2003 and 2004, we repurchased approximately 10,000 and 146,000 shares, respectively. At December 31, 2004, approximately $29.5 million remained available for future stock repurchases under the program.

Our working capital at December 31, 2004 was approximately $237.0 million. At December 31, 2004, we had cash, cash equivalents, and marketable securities of $142.3 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of a long-term contract, we incurred certain reimbursable transition period costs. During this transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs will occur over the 60 months of the contract operating period, which commenced in January 2004. As of December 31, 2004, approximately $14.9 million in net costs had been incurred and reported as deferred contract costs on our December 31, 2004 consolidated balance sheet. Also under the provisions of this contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount shall be reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with all covenants at December 31, 2004.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April

2004. At December 31, 2004, capital lease obligations of approximately $6.2 million were outstanding related to these lease arrangements for new equipment.

At December 31, 2004, we classified accounts receivable of approximately $4.5 million, net of a $0.7 million discount, as long-term receivables and reported them within the other assets category on our December 31, 2004 consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

On January 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2005 to shareholders of record on February 15, 2005. Based on the current number of shares outstanding, the payment will be approximately $2.1 million.

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

Deferred Contract Costs. Deferred contract costs consist of recoverable direct set-up costs relating to long-term service contracts. These costs include system development and facility build-out costs that are expensed ratably as services are provided under the contracts.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. Examples of these risks include reliance on government customers; risks associated with government contracting; risks involved in managing government projects; legislative changes and political developments; opposition from government unions; challenges resulting from growth; and adverse publicity. These and additional risks are detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates and equity prices with regard to instruments entered into for trading or for other purposes is not significant.

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

We are involved in various other legal proceedings, including contract claims, in the ordinary course of its business. We do not expect the ultimate outcome of any of these legal proceedings to have in the aggregate a material adverse effect on our financial condition or our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2004 – Oct. 31, 2004	—	—	—	$32,878

Nov. 1, 2004 – Nov. 30, 2004	76,900	$27.24	76,900	$31,091

Dec. 1, 2004 – Dec. 31, 2004	69,004	$31.57	69,004	$29,538

Total	145,904	$29.29	145,904

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

MAXIMUS, INC.

Date:	February 8, 2005	By:	/s/ Richard A. Montoni
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