Form 10-Q
period 2005-03-31
MAXIMUS INC
filed 2005-05-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, there were 21,286,379 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	March 31, 2005
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,854	$78,173
Marketable securities	47,400	83,090
Restricted cash	1,379	1,257
Accounts receivable – billed, net of reserves of $5,567 and $7,126	111,834	115,454
Accounts receivable – unbilled	42,280	48,100
Prepaid expenses and other current assets	9,673	6,022
Total current assets	304,420	332,096
Property and equipment, at cost	52,676	56,226
Less accumulated depreciation and amortization	(26,983)	(30,406)
Property and equipment, net	25,693	25,820
Capitalized software	30,918	35,594
Less accumulated amortization	(12,667)	(14,088)
Capitalized software, net	18,251	21,506
Deferred contract costs, net	15,475	19,984
Goodwill	84,886	85,537
Intangible assets, net	9,807	8,779
Other assets, net	6,215	5,794
Total assets	$464,747	$499,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,476	$34,868
Accrued compensation and benefits	21,224	21,271
Deferred revenue	21,195	26,728
Income taxes payable	—	1,181
Deferred income taxes	1,930	4,313
Current portion of capital lease obligations	1,649	1,577
Other accrued liabilities	1,432	1,332
Total current liabilities	74,906	91,270
Capital lease obligations, less current portion	5,108	4,365
Deferred income taxes	10,766	14,798
Other liabilities	419	164
Total liabilities	91,199	110,597
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,319,847 and 21,320,370 shares issued and outstanding at September 30, 2004 and March 31, 2005, at stated amount, respectively	147,966	146,663
Accumulated other comprehensive loss	(345)	(89)
Retained earnings	225,927	242,345
Total shareholders’ equity	373,548	388,919
Total liabilities and shareholders’ equity	$464,747	$499,516

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
Revenue	$150,707	$154,051	$289,601	$306,546
Cost of revenue	106,076	110,336	202,387	218,426
Gross profit	44,631	43,715	87,214	88,120
Selling, general and administrative expenses	29,253	28,714	56,905	58,263
Income from operations	15,378	15,001	30,309	29,857
Interest and other income, net	336	703	528	803
Income before income taxes	15,714	15,704	30,837	30,660
Provision for income taxes	6,207	6,204	12,181	12,111
Net income	$9,507	$9,500	$18,656	$18,549

Earnings per share:
Basic	$0.44	$0.45	$0.86	$0.87
Diluted	$0.43	$0.44	$0.84	$0.86

Dividends per share	$—	$0.10	$—	$0.10

Weighted average shares outstanding:
Basic	21,796	21,304	21,586	21,305
Diluted	22,262	21,612	22,098	21,578

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2004	2005

Cash flows from operating activities:
Net income	$18,656	$18,549

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,561	3,423
Amortization	2,755	3,519
Deferred income taxes	9,925	6,415
Tax benefit due to option exercises and restricted stock units vesting	3,352	1,086
Non-cash equity based compensation	457	555

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	9,872	(3,620)
Accounts receivable - unbilled	(11,986)	(5,820)
Prepaid expenses and other current assets	(1,584)	3,210
Deferred contract costs	(6,275)	(4,510)
Other assets	179	452
Accounts payable	(751)	7,392
Accrued compensation and benefits	(2,057)	47
Deferred revenue	(1,955)	5,533
Income taxes payable	(2,837)	1,181
Other liabilities	270	(232)

Net cash provided by operating activities	21,582	37,180

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(985)	(651)
Purchases of property and equipment	(3,914)	(3,550)
Capitalized software costs	(2,356)	(5,746)
Decrease (increase) in marketable securities	90	(35,465)
Other	174	442

Net cash used in investing activities	(6,991)	(44,970)

Cash flows from financing activities:
Employee stock transactions	18,955	4,739
Repurchases of common stock	(12,001)	(7,683)
Payments on capital lease obligations	(503)	(816)
Dividends paid	—	(2,131)

Net cash provided by (used in) financing activities	6,451	(5,891)

Net increase (decrease) in cash and cash equivalents	21,042	(13,681)

Cash and cash equivalents, beginning of period	117,372	91,854

Cash and cash equivalents, end of period	$138,414	$78,173

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended March 31, 2005 and 2004

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and six months ended March 31, 2005 include a majority (55%) owned international subsidiary. The minority shareholder's proportionate share of the net loss of the subsidiary was approximately $81,000 and is included in "Other income, net" in the consolidated statements of income.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2004	2005	2004	2005

Net income, as reported	$9,507	$9,500	$18,656	$18,549
Add: Stock-based compensation expense included in reported net income, net of taxes	152	144	276	335
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,572)	(1,138)	(2,907)	(2,173)
Net income, as adjusted	$8,087	$8,506	$16,025	$16,711

Earnings per share:
Basic – as reported	$0.44	$0.45	$0.86	$0.87
Basic – as adjusted	$0.37	$0.40	$0.74	$0.78

Diluted – as reported	$0.43	$0.44	$0.84	$0.86
Diluted – as adjusted	$0.36	$0.39	$0.73	$0.77

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. Such adjustments were not material for the periods presented. Accordingly, comprehensive income closely approximates net income.

3. Deferred Contract Costs

Deferred contract costs consist of recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs totaling $18.5 million and $24.5 million at September 30, 2004 and March 31, 2005, respectively, of which $7.6 million consist of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Amortization of deferred contract costs was $0.9 million and $1.8 million for the three months and six months ended March 31, 2005, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the six months ended March 31, 2005 are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2004	$6,811	$44,559	$33,516	$84,886
Goodwill activity during period	14	637	—	651
Balance as of March 31, 2005	$6,825	$45,196	$33,516	$85,537

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2004			As of March 31, 2005
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$2,994	$481	$3,475	$3,068	$407
Technology-based intangibles	4,870	756	4,114	4,870	1,200	3,670
Customer contracts and relationships	7,475	2,263	5,212	7,475	2,773	4,702
Total	$15,820	$6,013	$9,807	$15,820	$7,041	$8,779

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.5 million and $1.0 million for the three months and six months ended March 31, 2005, respectively. The estimated amortization expense for the years ending September 30, 2005, 2006, 2007, 2008 and 2009 is $2.1 million, $2.0 million, $2.0 million, $1.6 million and $1.1 million, respectively.

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

Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at March 31, 2005.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of approximately $6.6 million and $5.9 million were outstanding related to these lease arrangements for new equipment at September 30, 2004 and March 31, 2005, respectively.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
Numerator:
Net income	$9,507	$9,500	$18,656	$18,549

Denominator:
Basic weighted average shares outstanding	21,796	21,304	21,586	21,305

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	466	308	512	273
Denominator for diluted earnings per share	22,262	21,612	22,098	21,578

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and six months ended March 31, 2005, the Company repurchased approximately 102,000 shares and 248,000 shares, respectively. At March 31, 2005, $28.8 million remained authorized for future stock repurchases under the program.

8. Stock Option Plans

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). The grant-date fair value of each RSU was $30.14. In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under the Plan with a grant-date fair value of $34.90 for each RSU. In November 2004, the Company issued 35,000 RSUs to certain employees under the Plan with a grant-date fair value of $28.50 for each RSU. These RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.3 million and $0.6 million for the three months and six months ended March 31, 2005, respectively.

For the six months ended March 31, 2005, approximately 185,000 stock options were exercised under the Company’s stock option plan and approximately 37,000 RSUs vested.

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2005	2004	2005
Revenue:
Consulting	$24,764	$25,394	$51,436	$49,790
Systems	36,476	33,710	69,769	68,511
Operations	89,467	94,947	168,396	188,245
Total	$150,707	$154,051	$289,601	$306,546

Income from Operations:
Consulting	$1,615	$678	$5,297	$1,582
Systems	4,790	3,111	8,221	8,159
Operations	8,542	10,353	16,198	18,653
Consolidating adjustments	431	859	593	1,463
Total	$15,378	$15,001	$30,309	$29,857

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

Statement 123(R) must be adopted no later than October 1, 2005 for September 30, 2005 year end companies. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for all prior periods presented.

The Company is currently evaluating which of the two methods it will use to adopt the requirements of Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future; however, the Company expects the impact of adoption to be approximately $0.05 per diluted share for the quarter ended December 31, 2005. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our condensed consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.3 million and $1.0 million for the six months ended March 31, 2004 and 2005, respectively.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2004, we had revenue of $603.8 million and net income of $38.8 million. For the six months ended March 31, 2005, we had revenue of $306.5 million and net income of $18.5 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands, except per share data)	2004	2005	2004	2005

Revenue	$150,707	$154,051	$289,601	$306,546
Gross profit	$44,631	$43,715	$87,214	$88,120
Operating income	$15,378	$15,001	$30,309	$29,857

Operating margin percentage	10.2%	9.7%	10.5%	9.7%

Selling, general and administrative expense	$29,253	$28,714	$56,905	$58,263
Selling, general and administrative expense as a percentage of revenue	19.4%	18.6%	19.6%	19.0%

Net income	$9,507	$9,500	$18,656	$18,549

Earnings per share:
Basic	$0.44	$0.45	$0.86	$0.87
Diluted	$0.43	$0.44	$0.84	$0.86

Our consolidated revenue increased 2.2% for the three months ended March 31, 2005 compared to the same period in fiscal 2004. Excluding revenue related to acquisitions, we had an overall increase in revenue of 1.4% for the three months ended March 31, 2005 compared to the same period in fiscal 2004. For the six months ended March 31, 2005 compared to the same period in fiscal 2004, our revenue increased 5.9%. Excluding revenue related to acquisitions, we had an overall increase in revenue of 5.0% for the six months ended March 31, 2005 compared to the same period in fiscal 2004. As discussed in more detail below, the changes in revenue are attributed primarily to results from our Operations Segment.

Our operating margin was 9.7% for the three months ended March 31, 2005, compared to 10.2% for the same period in fiscal 2004. For the six months ended March 31, 2005, our operating margin was 9.7% compared to 10.5% for the same period in fiscal 2004. As discussed in more detail below, the changes in operating margins are attributed primarily to the lower profitability of our Consulting Segment and improved operating margin from our Operations Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A decreased for the three months ended March 31, 2005 compared to the same period in fiscal 2004 due to management’s focus on SG&A cost management. During the first quarter of fiscal 2005, we implemented certain cost reduction actions, the benefit of which we started to realize in the second quarter of fiscal 2005. Our SG&A as a percentage of revenue improved to 18.6% for the three months ended March 31, 2005 compared to 19.4% for the same period in fiscal 2004, and to 19.0% for the six months ended March 31, 2005 compared to 19.6% for the same period in fiscal 2004.

Also included in SG&A is approximately $0.3 million of non-cash equity-based compensation expense for each of the three months ended March 31, 2005 and 2004, respectively, and approximately $0.6 million and $0.5 million for the six months ended March 31, 2005 and 2004, respectively. This expense relates to restricted stock units issued in May 2002, March 2004 and November 2004. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.3 million, which amount may increase if certain earnings targets are achieved.

Our provision for income taxes for each of the three months and six months ended March 31, 2004 and 2005 was 39.5% of income before income taxes.

Net income for the three months ended March 31, 2005 was $9.5 million, or $0.44 per diluted share, compared with net income of $9.5 million, or $0.43 per diluted share, for the same period in fiscal 2004. Net income for the six months ended March 31, 2005 was $18.5 million, or $0.86 per diluted share, compared with net income of $18.7 million, or $0.84 per diluted share, for the same period in fiscal 2004.

Consulting Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2004	2005	2004	2005

Revenue	$24,764	$25,394	$51,436	$49,790
Gross profit	$9,949	$9,193	$21,523	$18,626
Operating income	$1,615	$678	$5,297	$1,582

Operating margin percentage	6.5%	2.7%	10.3%	3.2%

The Consulting Segment is primarily comprised of management and financial services, which includes revenue maximization services, cost services, child welfare, and the education practice area such as education systems (student information systems) and educational services that provides school-based claiming. Revenue from our Consulting Segment increased 2.5% for the three months ended March 31, 2005 compared to the same period in fiscal 2004. This increase was primarily attributable to growth in the education practice area, which offset revenue declines in the financial services practice area. Revenue decreased 3.2% for the six months ended March 31, 2005 compared to the same period in fiscal 2004. This decrease was primarily attributable to revenue reductions in the management and financial services practice area, which includes contingency-based contracts where revenue and profit contributions can fluctuate, as well as the downsizing of our activity-based costing practice. Operating margin declined to 2.7% for the three months ended March 31, 2005 from 6.5% for the same period in fiscal 2004, and declined to 3.2% for the six months ended March 31, 2005 from 10.3% for the same period in fiscal 2004. These decreases were primarily attributable to weaker results from our revenue services division offset by improved profitability in our educational services division.

Systems Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2004	2005	2004	2005

Revenue	$36,476	$33,710	$69,769	$68,511
Gross profit	$14,924	$12,821	$28,710	$27,750
Operating income	$4,790	$3,111	$8,221	$8,159

Operating margin percentage	13.1%	9.2%	11.8%	11.9%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, and enterprise resource planning (ERP) solutions. Revenue from our Systems Segment decreased 7.6% for the three months ended March 31, 2005 compared to the same period in fiscal 2004, and decreased 1.8% for the six months ended March 31, 2005 compared to the same period in fiscal 2004. These decreases were primarily attributable to certain System Segment project cycles. In the second quarter of fiscal 2004, the Systems Segment had certain large contracts that were at the height of their project cycles, including the Transportation Workers Identification Card pilot program, two ERP contracts and a number of other contracts, and provided significant revenue and profit contributions during the three months ended March 31, 2004. Operating margin decreased to 9.2% for the three months ended March 31, 2005 from 13.1% for the same period in fiscal 2004. This decrease was primarily due to the aforementioned project cycles which also contributed a higher level of operating income in the second quarter of 2004. Operating margin increased slightly to 11.9% for the six months ended March 31, 2005 from 11.8% for the same period in fiscal 2004.

Operations Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2004	2005	2004	2005

Revenue	$89,467	$94,947	$168,396	$188,245
Gross profit	$19,758	$21,701	$36,981	$41,744
Operating income	$8,542	$10,353	$16,198	$18,653

Operating margin percentage	9.5%	10.9%	9.6%	9.9%

The Operations Segment includes our health operations and human services operations. Revenue from our Operations Segment increased 6.1% for the three months ended March 31, 2005 compared to the same period in fiscal 2004 and increased 11.8% for the six months ended March 31, 2005 compared to the same period in fiscal 2004. These increases were attributable to growth in our Health Services practice driven by increased contributions from the California Healthy Families contract as well as new federal work in our medical management practice. Operating margin increased to 10.9% for the three months ended March 31,

2005 from 9.5% for the same period in fiscal 2004, and increased to 9.9% for the six months ended March 31, 2005 from 9.6% for the same period in fiscal 2004. These increases were primarily attributable to profit expansion in certain eastern and western division contracts and increased operating income from the medical management practice.

Other Income, Net

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2004	2005	2004	2005

Interest and other income, net	$336	$703	$528	$803

Percentage of revenue	0.2%	0.5%	0.2%	0.3%

The overall increase in interest and other income for the three months and six months ended March 31, 2005 compared to the same period in fiscal 2004 was due primarily to the higher interest rates earned on our invested cash, as well as approximately $81,000 of a minority shareholder’s proportionate share of the net loss of an international subsidiary.

Liquidity and Capital Resources

	Six months ended March 31,
	2004	2005
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$21,582	$37,180
Investing activities	(6,991)	(44,970)
Financing activities	6,451	(5,891)
Net increase in cash and cash equivalents	$21,042	$(13,681)

For the six months ended March 31, 2005, cash provided by our operations was $37.2 million as compared to $21.6 million for the same period in fiscal 2004. Cash provided by operating activities for the six months ended March 31, 2005 consisted of net income of $18.5 million and non-cash items aggregating $15.0 million, plus cash provided by working capital of $3.7 million. Non-cash items consisted of $6.9 million of depreciation and amortization, $1.1 million from the income tax benefit of option exercises, $6.4 million from deferred income tax benefits, and $0.6 million from non-cash equity based compensation. The net cash provided by working capital changes reflected increases in accounts receivable-billed, net, of $3.6 million, accounts receivable-unbilled of $5.8 million and deferred contract costs of $4.5 million, offset by increases in accounts payable of $7.4 million, deferred revenue of $5.5 million and income taxes payable of $1.2 million and a decrease in prepaid expense of $3.2 million. Other working capital changes providing cash were decreases in other assets of $0.5 million, offset by decreases in other liabilities of $0.2 million. Management expects that the favorable effect of the increased accounts payable during the three months ended March 31, 2005 may be reversed in subsequent periods due to the timing of payments.

For the six months ended March 31, 2004, cash provided by our operations was $21.6 million consisting primarily of net income of $18.7 million plus non-cash items aggregating $20.1 million, offset by net uses of working capital of $17.2 million. Non-cash items included $6.3 million of depreciation and amortization, $3.4 million from the income tax benefit of option exercises, $9.9 million from deferred income taxes and $0.5 million from non-cash equity based compensation. The net uses of working capital changes reflected decreases in accounts receivable-billed of $9.9 million, offset by increases in accounts receivable-unbilled of $12.0 million, prepaid expenses of $1.6 million and deferred contract costs of $6.3 million as well as decreases in accrued compensation and benefits payable of $2.1 million, deferred revenue of $2.0 million, income taxes payable of $2.8 million and accounts payable of $0.8 million. Other working capital changes providing cash were decreases in other assets of $0.2 million, offset by increases in other liabilities of $0.3 million.

For the six months ended March 31, 2005, cash used in investing activities was $45.0 million as compared to $7.0 million for the same period in fiscal 2004. Cash used in investing activities for the six months ended March 31, 2005 consisted of $35.5 million in purchases of marketable securities, $0.7 million for business acquisitions, $5.7 million in expenditures for capitalized software costs, $3.5 million in purchases of property and equipment, offset by a $0.4 million decrease in other items. Cash used in investing activities for the six months ended March 31, 2004 primarily consisted of expenditures for capitalized software costs of $2.4 million, purchases of property and equipment of $3.9 million, and business acquisitions of $1.0 million, offset by a $0.3 decrease in other items.

For the six months ended March 31, 2005, cash used in financing activities was $5.9 million as compared to cash provided by financing activities of $6.5 million for the same period in fiscal 2004. Cash used in financing activities for the six months ended March 31, 2005 consisted of approximately $7.7 million of common stock repurchases, $0.8 million of principal payments on capital leases and $2.1 million of dividends paid, offset by $4.7 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the six months ended March 31, 2004 primarily consisted of $19.0 million of employee stock transactions, offset by $12.0 million of common stock repurchases and $0.5 million of principal payments on capital leases.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the six months ended March 31, 2004 and 2005, we repurchased approximately 337,000 and 248,000 shares, respectively. At March 31, 2005, approximately $28.8 million remained available for future stock repurchases under the program.

Our working capital at March 31, 2005 was approximately $240.8 million. At March 31, 2005, we had cash, cash equivalents, and marketable securities of $161.3 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures may result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2005, approximately $20.0 million in net costs had been incurred and reported as deferred contract costs on our March 31, 2005 consolidated balance sheet. Also under the provisions of a long-term contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with all covenants at March 31, 2005.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At March 31, 2005, capital lease obligations of approximately $5.9 million were outstanding related to these lease arrangements for new equipment.

At March 31, 2005, we classified accounts receivable of approximately $4.4 million, net of a $0.7 million reserve, as long-term receivables and reported them within the other assets category on our March 31, 2005 consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

On April 12, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on or about May 31, 2005 to shareholders of record on May 13, 2005. Based on the current number of shares outstanding, the payment will be approximately $2.1 million.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments. Additionally, costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set up costs are costs related to activities that enable us to provide contractual services to a client. These factors may result in irregular revenue and profit margins.

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

Deferred Contract Costs. Deferred contract costs consist of recoverable direct and incremental set-up costs relating to long-term service contracts. These costs include system development and facility build-out costs that are expensed ratably as services are provided under the contracts.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2005 – Jan. 31, 2005	400	$29.22	400	$30,160

Feb. 1, 2005 – Feb. 28, 2005	25,000	$31.22	25,000	$30,384

Mar. 1, 2005 – Mar. 31, 2005	76,300	$34.15	76,300	$28,808

Total	101,700	$33.41	101,700

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

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 22, 2005, our shareholders voted as follows:

(a)                                  To elect Russell A. Beliveau, John J. Haley and Marilyn R. Seymann as Class II Directors of the Company for a three-year term and Raymond B. Ruddy as a Class III Director of the Company for a one-year term.

Nominee	Total Votes For	Total Votes Withheld
Russell A. Beliveau	17,600,599	1,942,087
John J. Haley	17,247,407	2,295,279
Marilyn R. Seymann	18,785,792	756,894
Raymond B. Ruddy	18,858,776	683,910

Lynn P. Davenport, Paul R. Lederer, Peter B. Pond, James R. Thompson and Wellington E. Webb continued their terms in office after the meeting.

(b)                                 To ratify the appointment of Ernst & Young LLP as our independent public accountants for our 2005 fiscal year.

Total Votes For	19,325,333
Total Votes Against	209,513
Abstentions	7,840

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

MAXIMUS, INC.

Date: May 9, 2005	By:	/s/ Richard A. Montoni
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