Form 10-Q
period 2005-06-30
MAXIMUS INC
filed 2005-08-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, there were 21,450,498 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2005

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	June 30,
	2004	2005
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,854	$64,978
Marketable securities	47,400	98,615
Restricted cash	1,379	1,758
Accounts receivable – billed, net of reserves of $5,567 and $7,967	111,834	128,166
Accounts receivable – unbilled	42,280	44,679
Prepaid expenses and other current assets	9,673	8,103
Total current assets	304,420	346,299
Property and equipment, at cost	52,676	58,367
Less accumulated depreciation and amortization	(26,983)	(31,430)
Property and equipment, net	25,693	26,937
Capitalized software	30,918	38,396
Less accumulated amortization	(12,667)	(15,389)
Capitalized software, net	18,251	23,007
Deferred contract costs, net	15,475	20,471
Goodwill	84,886	85,537
Intangible assets, net	9,807	8,265
Other assets, net	6,215	6,563

Total assets	$464,747	$517,079
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,476	$41,641
Accrued compensation and benefits	21,224	23,390
Deferred revenue	21,195	28,534
Income taxes payable	—	1,722
Deferred income taxes	1,930	2,267
Current portion of capital lease obligations	1,649	1,540
Other accrued liabilities	1,432	1,785
Total current liabilities	74,906	100,879
Capital lease obligations, less current portion	5,108	3,988
Deferred income taxes	10,766	15,630
Other liabilities	419	—

Total liabilities	91,199	120,497
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,319,847 and 21,322,091 shares issued and outstanding at September 30, 2004 and June 30, 2005, at stated amount, respectively	147,966	146,346
Accumulated other comprehensive loss	(345)	(97)
Retained earnings	225,927	250,333

Total shareholders’ equity	373,548	396,582

Total liabilities and shareholders’ equity	$464,747	$517,079

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2005	2004	2005
Revenue	$160,158	$173,658	$449,759	$480,204
Cost of revenue	114,696	126,427	317,083	344,853
Gross profit	45,462	47,231	132,676	135,351
Selling, general and administrative expenses	29,340	31,741	86,245	90,004
Income from operations	16,122	15,490	46,431	45,347
Interest and other income, net	291	1,229	819	2,032
Income before income taxes	16,413	16,719	47,250	47,379
Provision for income taxes	6,483	6,604	18,664	18,715
Net income	$9,930	$10,115	$28,586	$28,664

Earnings per share:
Basic	$0.46	$0.47	$1.32	$1.35
Diluted	$0.45	$0.47	$1.29	$1.33

Dividends per share	$—	$0.10	$—	$0.20

Weighted average shares outstanding:
Basic	21,664	21,298	21,612	21,303
Diluted	22,071	21,599	22,095	21,595

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months
	Ended June 30,
	2004	2005

Cash flows from operating activities:
Net income	$28,586	$28,664

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,203	5,392
Amortization	4,366	5,334
Deferred income taxes	11,151	5,201
Tax benefit due to option exercises and restricted stock units vesting	3,604	1,570
Non-cash equity based compensation	809	927

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable – billed	(7,667)	(16,332)
Accounts receivable – unbilled	(11,380)	(2,399)
Prepaid expenses and other current assets	(1,511)	1,128
Deferred contract costs	(5,758)	(4,997)
Other assets	(4,360)	(329)
Accounts payable	4,168	14,166
Accrued compensation and benefits	(1,705)	2,166
Deferred revenue	2,195	7,338
Income taxes payable	(971)	1,722
Other liabilities	(526)	(443)

Net cash provided by operating activities	26,204	49,108

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(6,429)	(651)
Purchases of property and equipment	(4,961)	(6,637)
Capitalized software costs	(6,212)	(8,548)
Decrease (increase) in marketable securities	62	(50,983)
Other	165	442

Net cash used in investing activities	(17,375)	(66,377)

Cash flows from financing activities:
Employee stock transactions	21,340	7,872
Repurchases of common stock	(15,133)	(11,990)
Payments on capital lease obligations	(797)	(1,230)
Dividends paid	—	(4,259)

Net cash provided by (used in) financing activities	5,410	(9,607)

Net increase (decrease) in cash and cash equivalents	14,239	(26,876)

Cash and cash equivalents, beginning of period	117,372	91,854

Cash and cash equivalents, end of period	$131,611	$64,978

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended June 30, 2005 and 2004

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and nine months ended June 30, 2005 include a majority (55%) owned international subsidiary.

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

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2004	2005	2004	2005

Net income, as reported	$9,930	$10,115	$28,586	$28,664
Add: Stock-based compensation expense included in reported net income, net of taxes	213	225	489	560
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,458)	(1,084)	(4,365)	(3,257)
Net income, as adjusted	$8,685	$9,256	$24,710	$25,967

Earnings per share:
Basic – as reported	$0.46	$0.47	$1.32	$1.35
Basic – as adjusted	$0.40	$0.43	$1.14	$1.22

Diluted – as reported	$0.45	$0.47	$1.29	$1.33
Diluted – as adjusted	$0.39	$0.43	$1.12	$1.20

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. Such adjustments were not material for the periods presented. Accordingly, comprehensive income closely approximates net income.

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs totaling $18.2 million and $26.1 million at September 30, 2004 and June 30, 2005, respectively, of which $7.6 million consist of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Amortization of deferred contract costs was $1.1 million and $2.9 million for the three months and nine months ended June 30, 2005, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the nine months ended June 30, 2005 are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2004	$6,811	$44,559	$33,516	$84,886
Goodwill activity during period	14	637	—	651
Balance as of June 30, 2005	$6,825	$45,196	$33,516	$85,537

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2004			As of June 30, 2005
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$2,994	$481	$3,475	$3,104	$371
Technology-based intangibles	4,870	756	4,114	4,870	1,422	3,448
Customer contracts and relationships	7,475	2,263	5,212	7,475	3,029	4,446
Total	$15,820	$6,013	$9,807	$15,820	$7,555	$8,265

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.5 million and $1.5 million for the three months and nine months ended June 30, 2005, respectively. The estimated amortization expense for the years ending September 30, 2005, 2006, 2007, 2008 and 2009 is $2.1 million, $2.0 million, $2.0 million, $1.6 million and $1.1 million, respectively.

5. Commitments and Contingencies

Litigation

In the third quarter of fiscal 2004, the Company learned that two former employees who were principals in a small business MAXIMUS acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. Some of that equipment appears to have been used in businesses unrelated to MAXIMUS. The Company did not have knowledge of the leases or guarantees. Solarcom LLC, the leasing company, demanded $31.0 million from MAXIMUS under the guarantees, which amount represents the remaining payments under the leases. Solarcom subsequently filed suit against MAXIMUS on August 17, 2004 in state court in Gwinnett County, Georgia. On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking damages of at least $10.0 million. On August 24, 2004, Fleet Business Credit sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia seeking damages of approximately $8.0 million. Solarcom had sold and assigned certain of the lease payments to De Lage Landen and Fleet Business Credit. The Solarcom and Fleet Business Credit Services actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. The Company believes the amounts claimed by De Lage Landen and Fleet Business Credit are part of the $31.0 million demanded by Solarcom. The Pennsylvania action has been scheduled for trial in October 2005; no date has been set yet for a trial in the Georgia action. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company believes that it is not liable under the guarantees and will vigorously contest any claim for payment. The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that these actions will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

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

In June 2005, MAXIMUS received a subpoena from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicate that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

The Company is involved in various other legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have either individually or in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.

Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at June 30, 2005.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of approximately $6.6 million and $5.5 million were outstanding related to these lease arrangements for new equipment at September 30, 2004 and June 30, 2005, respectively.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income	$9,930	$10,115	$28,586	$28,664

Denominator:
Basic weighted average shares outstanding	21,664	21,298	21,612	21,303

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	407	301	483	292
Denominator for diluted earnings per share	22,071	21,599	22,095	21,595

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and nine months ended June 30, 2005, the Company repurchased 130,300 shares and 377,904 shares, respectively. At June 30, 2005, $27.1 million remained authorized for future stock repurchases under the program.

8. Stock Option Plans

In May 2002, the Company issued 170,000 Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). The grant-date fair value of each RSU was $30.14. In March 2004, the Company issued 96,800 RSUs to certain executive officers and employees under the Plan with a grant-date fair value of $34.90 for each RSU. In November 2004, the Company issued 35,000 RSUs to certain employees under the Plan with a grant-date fair value of $28.50 for each RSU. In May 2005, the Company issued 37,621 RSUs to certain executive officers and employees under the Plan with a grant-date fair value of $33.26 for each RSU. These RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. Compensation expense recognized related to these RSUs was approximately $0.3 million and $0.9 million for the three months and nine months ended June 30, 2005, respectively.

For the nine months ended June 30, 2005, approximately 297,000 stock options were exercised under the Company’s stock option plan and approximately 37,000 RSUs vested.

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
Revenue:
Consulting	$25,150	$30,149	$76,586	$79,939
Systems	36,778	34,237	106,547	102,748
Operations	98,230	109,272	266,626	297,517
Total	$160,158	$173,658	$449,759	$480,204

Income from Operations:
Consulting	$1,965	$4,553	$7,262	$6,135
Systems	4,195	1,203	12,416	9,362
Operations	9,425	9,012	25,623	27,665
Consolidating adjustments	537	722	1,130	2,185
Total	$16,122	$15,490	$46,431	$45,347

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future; however, the Company expects the impact of adoption to be approximately $0.04 per diluted share for the quarter ended December 31, 2005. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our condensed consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the amount we report as net operating cash flows and increase the amount we report as net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.6 million and $1.6 million for the nine months ended June 30, 2004 and 2005, respectively.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2004, we had revenue of $603.8 million and net income of $38.8 million. For the nine months ended June 30, 2005, we had revenue of $480.2 million and net income of $28.7 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended		Nine months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2004	2005	2004	2005

Revenue	$160,158	$173,658	$449,759	$480,204
Gross profit	$45,462	$47,231	$132,676	$135,351
Operating income	$16,122	$15,490	$46,431	$45,347

Operating margin percentage	10.1%	8.9%	10.3%	9.4%

Selling, general and administrative expense	$29,340	$31,741	$86,245	$90,004
Selling, general and administrative expense as a percentage of revenue	18.3%	18.3%	19.2%	18.7%

Net income	$9,930	$10,115	$28,586	$28,664

Earnings per share:
Basic	$0.46	$0.47	$1.32	$1.35
Diluted	$0.45	$0.47	$1.29	$1.33

Our consolidated revenue increased 8.4% for the three months ended June 30, 2005 compared to the same period in fiscal 2004. Excluding revenue related to acquisitions, we had an overall increase in revenue of 7.8% for the three months ended June 30, 2005 compared to the same period in fiscal 2004. For the nine months ended June 30, 2005 compared to the same period in fiscal 2004, our revenue increased 6.8%. Excluding revenue related to acquisitions, we had an overall increase in revenue of 6.0% for the nine months ended June 30, 2005 compared to the same period in fiscal 2004. As discussed in more detail below, the changes in revenue are attributable primarily to results from our Operations Segment.

Our operating margin was 8.9% for the three months ended June 30, 2005, compared to 10.1% for the same period in fiscal 2004. This overall lower margin was primarily attributable to:

•                  reduced margin from our Operations Segment due to the realization of the loss we had expected related to the start-up of the British Columbia Health Operations contract and certain pre-contract expenses;

•                  lower margin in our Systems Segment which had fewer license sales and a number of contracts at the height of their project cycles in fiscal 2004; and

•                  offset by increased margin in our Consulting Segment, principally due to improved performance of our Education Group.

For the nine months ended June 30, 2005, our operating margin was 9.4% compared to 10.3% for the same period in fiscal 2004. These changes in operating margin are attributable primarily to reduced contributions from the Systems Segment and decreases in contingency-based work in the Consulting Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased for the three months ended June 30, 2005 compared to the same period in fiscal 2004. Our SG&A as a percentage of revenue was constant at 18.3% for each of the three months ended June 30, 2005 and June 30, 2004. Our SG&A as a percentage of revenue improved to 18.7% for the nine months ended June 30, 2005 compared to 19.2% for the same period in fiscal 2004 and was reflective of management’s focus on SG&A cost management.

Also included in SG&A is approximately $0.4 million of non-cash equity-based compensation expense for each of the three months ended June 30, 2005 and 2004, and approximately $0.9 million and $0.8 million for the nine months ended June 30, 2005 and 2004, respectively. This expense relates to restricted stock units issued by the Company. In future periods, the quarterly amortization expense related to these restricted stock units is estimated to be approximately $0.4 million, which amount may increase if certain earnings targets are achieved and vesting is accelerated.

Our provision for income taxes for each of the three months and nine months ended June 30, 2005 and 2004 was 39.5% of income before income taxes.

Net income for the three months ended June 30, 2005 was $10.1 million, or $0.47 per diluted share, compared with net income of $9.9 million, or $0.45 per diluted share, for the same period in fiscal 2004. Net income for the nine months ended June 30, 2005 was $28.7 million, or $1.33 per diluted share, compared with net income of $28.6 million, or $1.29 per diluted share, for the same period in fiscal 2004.

Consulting Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2004	2005	2004	2005
Revenue	$25,150	$30,149	$76,586	$79,939
Gross profit	$9,534	$13,209	$31,057	$31,835
Operating income	$1,965	$4,553	$7,262	$6,135

Operating margin percentage	7.8%	15.1%	9.5%	7.7%

The Consulting Segment is comprised of the management and financial services practice area, which includes revenue maximization services, cost services, child welfare, and the education practice area, which includes education systems (student information systems) and educational services (school-based claiming). Revenue from our Consulting Segment increased 19.9% for the three months ended June 30, 2005 compared to the same period in fiscal 2004, and increased 4.4% for the nine months ended June 30, 2005 compared to the same period in fiscal 2004. These increases were primarily attributable to growth in the education practice area. Operating margin increased to 15.1% for the three months ended June 30, 2005 from 7.8% for the same period in fiscal 2004. This increase was primarily attributable to new work in the education practice area and improvement in the revenue maximization services area. Operating margin decreased to 7.7% for the nine months ended June 30, 2005 from 9.5% for the same period in fiscal 2004. This decrease was primarily attributable to weaker results in the first half of fiscal 2005 from the management and financial services practice area.

Systems Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2004	2005	2004	2005
Revenue	$36,778	$34,237	$106,547	$102,748
Gross profit	$14,667	$11,221	$43,377	$38,971
Operating income	$4,195	$1,203	$12,416	$9,362

Operating margin percentage	11.4%	3.5%	11.7%	9.1%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, and enterprise resource planning (ERP) solutions. Revenue from our Systems Segment decreased 6.9% for the three months ended June 30, 2005 compared to the same period in fiscal 2004, and decreased 3.6% for the nine months ended June 30, 2005 compared to the same period in fiscal 2004. These decreases were primarily attributable to reduced revenue from fewer license sales in the three months ended June 30, 2005, and from the timing of systems project cycles. Operating margin decreased to 3.5% for the three months ended June 30, 2005 from 11.4% for the same period in fiscal 2004 and decreased to 9.1% for the nine months ended June 30, 2005 from 11.7% for the same period in fiscal 2004. These decreases were primarily due to reductions in license revenue and the timing of systems project cycles.

Operations Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2004	2005	2004	2005
Revenue	$98,230	$109,272	$266,626	$297,517
Gross profit	$21,261	$22,801	$58,242	$64,545
Operating income	$9,425	$9,012	$25,623	$27,665

Operating margin percentage	9.6%	8.2%	9.6%	9.3%

The Operations Segment includes our health operations and human services operations. Revenue from our Operations Segment increased 11.2% for the three months ended June 30, 2005 compared to the same period in fiscal 2004. This increase was primarily attributable to the contribution from the new British Columbia Health Operations contract, which launched on April 1, 2005, and new federal work in the medical management area. Revenue increased 11.6% for the nine months ended June 30, 2005 compared to the same period in fiscal 2004. This increase was primarily attributable to the British Columbia Health Operations contract, new federal work in the medical management area, and the increased contribution from the California Healthy Families contract, which provided three quarters of revenue recorded for the nine months ended June 30, 2005 versus two quarters of revenue recorded for the same period in fiscal 2004. Operating margin decreased to 8.2% for the three months ended June 30, 2005 from 9.6% for the same period in fiscal 2004, and decreased to 9.3% for the nine months ended June 30, 2005 from 9.6% for the same period in fiscal 2004. These decreases were primarily attributable to the realization of start-up losses we had expected from the British Columbia Health Operations contract and certain pre-contract expenses related to a new large contract.

Other Income, Net

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2004	2005	2004	2005

Interest and other income, net	$291	$1,229	$819	$2,032

Percentage of revenue	0.2%	0.7%	0.2%	0.4%

The overall increase in interest and other income for the three months and nine months ended June 30, 2005 compared to the same periods in fiscal 2004 was due primarily to the higher interest rates earned on our invested cash, as well as approximately $190,000 of foreign transaction gains.

Liquidity and Capital Resources

	Nine months ended June 30,
	2004	2005
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$26,204	$49,108
Investing activities	(17,375)	(66,377)
Financing activities	5,410	(9,607)
Net increase in cash and cash equivalents	$14,239	$(26,876)

For the nine months ended June 30, 2005, cash provided by our operations was $49.1 million as compared to $26.2 million for the same period in fiscal 2004. Cash provided by operating activities for the nine months ended June 30, 2005 consisted of net income of $28.7 million and non-cash items aggregating $18.4 million, plus cash provided by working capital of $2.0 million. Non-cash items consisted of $10.7 million of depreciation and amortization, $1.6 million from the income tax benefit of option exercises and restricted stock units vesting, $5.2 million from deferred income tax expense, and $0.9 million from non-cash equity based compensation. The net cash provided by working capital changes reflected increases in accounts receivable-billed, net, of $16.3 million, accounts receivable-unbilled of $2.4 million and deferred contract costs of $5.0 million, offset by increases in accounts payable of $14.2 million, accrued compensation of $2.1 million, deferred revenue of $7.3 million and income taxes payable of $1.7 million and a decrease in prepaid expense of $1.1 million. Other working capital changes providing cash were increases in other assets of $0.3 million and decreases in other liabilities of $0.4 million. The increase in accounts payable reflected increases resulting from new or expanded projects as well as normal fluctuations in payment cycles. Management expects that the favorable effect of the increased accounts payable during the three months ended June 30, 2005 may be reversed in subsequent periods due to the timing of payments.

For the nine months ended June 30, 2004, cash provided by our operations was $26.2 million consisting primarily of net income of $28.6 million plus non-cash items aggregating $25.1 million, offset by net uses of working capital of $27.5 million. Non-cash items included $9.6 million of depreciation and amortization, $3.6 million from the income tax benefit of option exercises and restricted stock units vesting, $11.1 million from deferred income taxes and $0.8 million from non-cash equity based compensation. The net uses of working capital changes reflected increases in accounts receivable-billed, net, of $7.7 million, accounts receivable-unbilled of $11.4 million, prepaid expenses of $1.5 million and deferred contract costs of $5.7 million as well as decreases in accrued compensation and benefits payable of $1.7 million and income taxes payable of $1.0 million offset by increases in accounts payable of $4.2 million and deferred revenue of $2.2 million. Other working capital changes providing cash were increases in other assets of $4.4 million, offset by decreases in other liabilities of $0.5 million.

For the nine months ended June 30, 2005, cash used in investing activities was $66.4 million as compared to $17.4 million for the same period in fiscal 2004. Cash used in investing activities for the nine months ended June 30, 2005 consisted of $51.0 million in purchases of marketable securities, $0.7 million related to business acquisitions, $8.5 million in expenditures for capitalized software costs, $6.6 million in purchases of property and equipment, offset by a $0.4 million decrease in other items. Cash used in investing activities for the nine months ended June 30, 2004 primarily consisted of expenditures for capitalized software costs of $6.2 million, purchases of property and equipment of $5.0 million, and business acquisitions of $6.4 million, offset by a $0.2 million decrease in other items.

For the nine months ended June 30, 2005, cash used in financing activities was $9.6 million as compared to cash provided by financing activities of $5.4 million for the same period in fiscal 2004. Cash used in financing activities for the nine months ended June 30, 2005 consisted of approximately $12.0 million of common stock repurchases, $1.2 million of principal payments on capital leases and $4.3 million of dividends paid, offset by $7.9 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash provided by financing activities for the nine months ended June 30, 2004 primarily consisted of $21.3 million of employee stock transactions, offset by $15.1 million of common stock repurchases and $0.8 million of principal payments on capital leases.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the nine months ended June 30, 2005, we repurchased approximately 378,000 shares. At June 30, 2005, approximately $27.1 million remained available for future stock repurchases under the program.

Our working capital at June 30, 2005 was approximately $245.4 million. At June 30, 2005, we had cash, cash equivalents, and marketable securities of $163.6 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures may result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2005, approximately $20.5 million in net costs had been incurred and reported as deferred contract costs on our June 30, 2005 consolidated balance sheet. Also under the provisions of a long-term contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with all covenants at June 30, 2005.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we may acquire assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we may acquire additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At June 30, 2005, capital lease obligations of approximately $5.5 million were outstanding related to these lease arrangements for new equipment.

At June 30, 2005, we classified accounts receivable of approximately $5.0 million, net of a $0.7 million reserve, as long-term receivables and reported them within the other assets category on our June 30, 2005 consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

On July 12, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on or about August 31, 2005 to shareholders of record on August 15, 2005. Based on the current number of shares outstanding, the payment will be approximately $2.1 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditures and working capital requirements for at least the next twelve months.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. Provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments. Additionally, costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. These factors may result in irregular revenue and profit margins.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the third quarter of fiscal 2004, the Company learned that two former employees who were principals in a small business MAXIMUS acquired in 2000 had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. Some of that equipment appears to have been used in businesses unrelated to MAXIMUS. The Company did not have knowledge of the leases or guarantees. Solarcom LLC, the leasing company, demanded $31.0 million from MAXIMUS under the guarantees, which amount represents the remaining payments under the leases. Solarcom subsequently filed suit against MAXIMUS on August 17, 2004 in state court in Gwinnett County, Georgia. On August 6, 2004, De Lage Landen Financial Services, Inc. sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking damages of at least $10.0 million. On August 24, 2004, Fleet Business Credit sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia seeking damages of approximately $8.0 million. Solarcom had sold and assigned certain of the lease payments to De Lage Landen and Fleet Business Credit. The Solarcom and Fleet Business Credit Services actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. The Company believes the amounts claimed by De Lage Landen and Fleet Business Credit are part of the $31.0 million demanded by Solarcom. The Pennsylvania action has been scheduled for trial in October 2005; no date has been set yet for a trial in the Georgia action. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company believes that it is not liable under the guarantees and will vigorously contest any claim for payment. The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that these actions will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this action.

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

In June 2005, MAXIMUS received a subpoena from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicate that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

The Company is involved in various other legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1, 2005 – April 30, 2005	62,600	$31.81	62,600	$27,005

May 1, 2005 – May 31, 2005	20,800	$32.83	20,800	$26,795

June 1, 2005 – June 30, 2005	46,900	$34.71	46,900	$27,144

Total	130,300	$33.01	130,300

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

MAXIMUS, INC.

Date: August 8, 2005	By:	/s/ Richard A. Montoni
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