Form 10-K
period 2005-09-30
MAXIMUS INC
filed 2005-12-12
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2005 was $630,212,476 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 21,412,385 shares of the registrant’s Common Stock outstanding as of November 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on March 22, 2006, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2005

Table of Contents

PART I

ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

PART I

ITEM 1.                             Business.

General

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception in 1975, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom.

Over the last five years, our business has experienced fluctuations in demand for certain services, primarily resulting from the budgetary and fiscal challenges that many states faced during 2001, 2002 and 2003. As a result, we experienced weakness in certain divisions primarily within our Consulting Segment and in the human services area of our Operations Segment. In 2004 and 2005, state financial conditions returned to healthier levels resulting from increased tax receipts and consequently our business has experienced a steady increase in proposals and new work in the last 24 months. For the fiscal year ended September 30, 2005, we had revenue of $647.5 million and net income of $36.1 million.

Market Overview

Our primary customers are state and local government agencies, but a portion of our business also comes from a variety of federal agencies and commercial customers. In fiscal 2005, approximately 78% of our total revenue was derived from state and local government agencies, 7% from federal government agencies, 8% from foreign customers, and 7% from other sources (such as commercial customers).

We believe we are well-positioned to benefit from the continuing demand for consulting, systems solutions and operations program management in an environment where governments are required to maintain or improve services to an increasing number of constituents. We believe governments will continue to review current program operations and seek cost savings through the use of outsourcing. For example, the state of Texas estimates that it will save more than $600 million over the next five years through a major outsourcing initiative to integrate eligibility for multiple entitlement programs. Much of our program management and outsourcing work is related to federally-mandated and federally-funded programs such as Medicaid and Temporary Assistance to Needy Families (TANF). As a result, we expect the demand for our existing outsourcing programs to remain stable due to the fundamental need and federal mandate for governments to provide these services to beneficiaries. In addition, we believe governments will continue to upgrade technology in order to increase cost efficiency and program productivity. To achieve these results, many government agencies are engaging outsourcing business services firms, such as MAXIMUS, for help.

We deliver valued-added services to government agencies by providing consulting, systems solutions and operations program management that help governments operate more efficiently and effectively. Demand for each of our services is contingent upon specific market factors related to our vertical markets and we believe that several factors which impact government spending will drive increased demand for our services, including:

•                  The need for states running federally-mandated and federally-funded programs to efficiently and cost-effectively meet minimum federal requirements in order to maintain federal funding levels.

•                  The requirement of state governments to implement federal initiatives such as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which establishes prescription drug benefits as part of the Medicare program beginning January 1, 2006.

•                  The desire by governments to continue to implement comprehensive solutions to drive efficiency and process improvements with the use of new technology offered by a single-source service provider that can offer long-term maintenance support.

•                  The need for governments to operate more programs with the same level of resources. Consequently, government clients possess the desire to outsource programs to companies that have greater flexibility in balancing resources (such as workforce) with demand.

•                  The impact of continued budgetary pressures on governments, including the need for the vast majority of states to maintain balanced budgets. These budgetary requirements increase the desire by governments to seek and maximize federal funding to which they are entitled.

As a result, governments seek to utilize outside companies such as MAXIMUS that possess the knowledge and resources to efficiently operate federally funded programs, maintain minimum federal requirements in order to achieve the maximum federal funding as well as to secure additional federal dollars, in areas such as Medicaid, on their behalf.

Our Business Segments

The following discussion describes our business segments and each of our operating divisions within the business segments as they existed as of September 30, 2005. From time to time, we implement certain organizational or management changes which realign our internal infrastructure and enable us to better manage our business.

Consulting Segment:

Our Consulting Segment generated approximately 17% of our total revenue in fiscal 2005. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements (See Item 8 below). The Consulting Segment provides specialized financial consulting services such as assisting state and local agencies in obtaining federal funding reimbursements for their programs. The Consulting Segment also offers educational services that assist schools in obtaining federal funding reimbursements, reducing costs, and implementing our proprietary student information software. These services are provided through the following divisions:

Revenue Services Division. Our Revenue Services Division assists states in obtaining federal funding reimbursements for health and human services expenditures. Our revenue maximization projects are generally carried out on a contingency-fee basis determined as a percentage of funds recovered from the federal government. We also assist states in minimizing expenditures for high cost health care cases and recovering expenditures from commercial health care payers.

Child Welfare Division. Our Child Welfare Division provides consulting services that help state, county, and community-based child welfare agencies improve the outcomes for children and their families. These services include children’s safety, attainment of permanent families, physical health, mental health, education of children in the child welfare system, and improving the functioning of families so that parents can care for their own children. The division also works to ensure that agencies achieve incentives and avoid penalties by complying with federal regulations. The division builds the necessary child welfare infrastructure to ensure the effective execution of core functions such as eligibility determination, rate setting, contracting, licensing, case tracking and quality assurance. The division is often called upon to directly provide and manage these core functions including eligibility determination, support for adoption assistance and quality assurance. Services are typically on a payment-for-deliverable basis.

Cost Services Division. Our Cost Services Division assists local and state governments in their efforts to recover available funding from state and federal agencies, enhance revenue, and operate efficiently. Service areas include cost allocation services, user fee efforts, management studies, and local government engagements which mandate specific claiming requirements under certain programs, such as the State Criminal Alien Assistance Program (SCAAP) for housing illegal aliens, FEMA Disaster Claiming Assistance, and California SB-90, which requires California to reimburse counties for state mandated activities.

Unison-MAXIMUS. Unison-MAXIMUS provides aviation planning and consulting services in the area of finance, business management, retail concession planning, and facility planning for airports throughout the country. The division’s primary mission is to help airports increase revenues, enhance passenger satisfaction, improve concessionaire performance, and receive community recognition.

Educational Services Division. Our Educational Services Division provides financial analysis, fiscal management and billing services to help schools maximize federal funding from Medicaid claiming for qualified special education students. This division also provides school districts with software to provide electronic Individualized Educational Plans and special education case management software to ensure compliance with federal and state laws, to reduce the paperwork requirements on educators, and to improve the effectiveness of their special education programs. We have provided school-related revenue maximization projects for more than 2,000 school districts nationwide. This division supports four educational suites of services including revenue enhancement, cost reduction, compliance, and student performance improvement. The division also licenses specialized software systems and consulting to higher education research institutions across the country to assist them in managing their research grants efficiently and effectively, enhancing their administrative effectiveness, and reducing and reallocating costs.

Educational Systems Division. Our Educational Systems Division provides consulting services, technical support, and software tools primarily to K-12 school districts, charter schools, state departments of education, and not-for profit organizations. The division licenses or provides hosting services using SchoolMAX® (our proprietary student information system). SchoolMAX® captures, retrieves, and aggregates all relevant student, family, and school information regarding enrollment, student demographics, class scheduling, grades, attendance, healthcare, discipline, special education, parental notifications, textbook management, and other critical school management functions. In addition, the division works with school districts and state governments to help satisfy certain requirements under the No Child Left Behind Act of 2001, and integration with decision support and other major educational systems such as student assessment, curriculum management, asset and facilities management, and food services.

Systems Segment:

Our Systems Segment generated approximately 21% of our total revenue in fiscal 2005. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements. The Systems Segment designs and implements our proprietary software and third party software solutions to improve the efficiency and cost-effectiveness of program administration and offers systems products in the areas of justice and asset solutions. These products and services are provided through the following divisions:

ERP Services Division. The Enterprise Resource Planning (ERP) Services Division works primarily with government and educational entities to implement PeopleSoft® applications and provide government specific information technology (IT) consulting services. The division delivers cost-efficient technology-based business solutions including customer information systems and utility billing, financial, human resources management, payroll, procurement, and student administration systems. In addition to implementation, integration, and training services, this division conducts return-on-investment assessments for major IT projects.

Technology Support Division.  The Technology Support Division provides strategic management and information technology consulting services to state agencies. Our experienced team of project management and information technology professionals applies industry recognized standards and methodologies throughout the system development life cycle. The division has assisted customers in planning, procuring, and implementing information systems in multiple projects across numerous states. The division’s services include business process transformation, change management, and the application of information technology to improve service delivery. These services also include the application of standards-based project management, quality assurance, and independent verification and validation services to assist our customers in successfully managing the development, implementation and deployment of automated systems.

Enterprise Services Division. The Enterprise Services Division leverages technology, software product solutions and systems integration to provide a variety of systems solutions to government customers. The division includes software development, data warehousing, and an Application Service Provider operations team. The division consolidates a number of technology practices into a single group including the MAXIMUS Security and ID Management (smart cards) initiative, electronic benefits transfer, electronic commerce, electronic payment systems and financial clearing house design, and the MAXChildcare™ software solution. The division also develops and implements integrated information technology system solutions for state criminal justice systems.

Asset Solutions Division. The Asset Solutions Division is a leading provider of software solutions that enable organizations to more effectively manage their asset infrastructure, including facilities and fleet and transit assets, as well as fuel management and distribution for fleet and transit organizations. The Asset Solutions Division serves over 600 customers including government agencies, public utilities, mass transit, educational institutions and commercial enterprises. The division offers a broad range of fleet consulting services such as competitiveness assessments, business planning, and information technology. Its software and industry expertise helps organizations streamline operations, achieve cost savings, and improve service levels. The division also assists entities with complying with the Government Accounting Standards Board reporting requirements for asset evaluation and management, and provides physical inventory control, regulatory compliance and reporting, and asset valuation services.

Justice Solutions Division. The Justice Solutions Division develops, implements, and supports software programs designed to increase the efficiency of state and local court systems. Our products include case management, docketing, scheduling, and report generating software used in all stages of the judicial process. The division implements and supports a jury management software program that creates jury lists, generates notices, and monitors attendance and payments. Other service offerings include a records management software solution to automate recordkeeping functions for county recorders’ offices and the JailView® software application which is designed to assist law enforcement officials in the management of jails and the tracking of inmate records. We work with law enforcement agencies, courts, and corrections agencies to develop systems that integrate and facilitate access to criminal justice information and records.

Operations Segment:

Our Operations Segment generated approximately 62% of our total revenue in fiscal 2005. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated Financial Statements. The Operations Segment provides a variety of program management and outsourcing services for federal and state funded public programs, and focuses on the delivery of administrative services for government health and human services programs including integrated eligibility programs, Temporary Assistance to Needy Families (TANF) funded workforce services programs, child support enforcement programs, Children’s Health Insurance Programs (CHIP), and Medicaid programs. Our Operations Segment provides these services through the following divisions:

Health Services Divisions.  The Health Services Divisions consist of regional divisions that provide a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on eligibility and enrollment for state Medicaid Managed Care and CHIP. Under these public health programs the divisions provide: beneficiary outreach, education, and enrollment counseling; customized automated information systems; design and development of program educational materials; full-service call center customer services such as on-site multilingual assistance; program data collection and reporting; and program eligibility determination.

Medical Management Division. The Medical Management Division provides health dispute resolution for federal, state, and local government agencies. An important safeguard for members of managed care plans is the right to appeal health care decisions. The Medical Management Division operates an extensive system for the independent medical review of disputed health insurance claims using an experienced staff of legal and clinical professional. We serve as the national contractor for external appeals in the federal Medicare managed care program, and we are a qualified contractor under two new programs with the Centers for Medicare and Medicaid (CMS) including the Qualified Independent Contractor (QIC) program and the Medicare Drug Integrity Contractor (MEDIC) program. Additionally, we serve as the independent review contractor in more than 30 states, and we are the National Quality Monitoring Contractor for TRICARE, the Department of Defense managed healthcare program. We also operate a Center for Health Literacy and Communication Technologies that concentrates on producing reader-friendly and culturally appropriate information for low-literacy populations.

Workforce Services Division. The Workforce Services Division manages government workforce-centered service programs in the United States, Australia, and Israel. We help disadvantaged individuals transition from government assistance programs to employment and independence by providing comprehensive services, including eligibility determination, case management, job readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. Additionally, we offer advocacy services for youth and disabled persons in the United States and rehabilitation services in Australia, assistance to employers in accessing tax credit benefits, and research and survey solutions to government agencies through our Center for Public Studies and Surveys. In tandem with the requirement for governments to modernize their voting systems under the Help America Vote Act of 2002, we provide the overall project management, training, and outreach services required to successfully implement new voting technology.

Child Support Division. The Child Support Division provides outsourcing, consulting, and system support services to state and local child support programs. These services include full and specialized child support case-management services, call center staffing, and program and systems consulting services. The division also has a collections unit that collects child support in hard-to-collect cases, as well as other government debts, including county and court tax and fine debts. The division provides technological services that improve automated systems, payment processing, both web-based and automated customer service, and imaging solutions. The Child Support Division has provided child support services and consultation in all 50 states and Canada.

Corrections Division. The Corrections Division provides a variety of nonresidential correction services including offender assessment, case management, treatment groups, educational classes, drug and alcohol testing, and the collection of fines, fees, and restitution from individuals who have been found guilty of misdemeanor offenses. Using proprietary software, the division manages offender case information, activities, and related financial information.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government funded programs as well as offering consulting and systems solutions. Although some of our competitors benefit from greater financial resources and brand name recognition, our reputation and extensive experience over the last 30 years give us a competitive advantage as governments seek out and value the level of expertise and brand recognition that MAXIMUS brings to its customers. The following is a detailed discussion of the competitive advantages that allow us to capitalize on various market opportunities:

Single-market focus. We are one of the largest publicly-traded companies whose primary focus is offering a portfolio of consulting, systems solutions, and operations program management specifically to government customers. This single-market concentration allows us to fully dedicate time and resources in providing quality, customized solutions to government customers. Our 30 years of experience give us a detailed understanding of the regulation and operation of government programs which allows us to apply our methodologies, skills, and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services. Many customers require a broad array of service capabilities. Engagements often require creative or complex solutions that must be drawn from diverse areas of expertise within our organization. Our broad range of capabilities, as described above, enables us to better pursue new business opportunities and positions us as a single-source provider of consulting, systems solutions, and operations program management to government agencies.

Proven track record. Since 1975, we have successfully and profitably assisted governments by offering efficient, cost-effective solutions. We have completed hundreds of large-scale consulting, technical systems engagements, and program management operations, for government agencies serving millions of beneficiaries. The successful execution of these projects has enhanced our reputation with government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully and win new contracts.

Expertise in competitive bidding. Government agencies typically award contracts to third-party providers through a comprehensive, complex, and competitive bidding process. With over 30 years of experience responding to Requests for Proposals (RFPs) and executing orals and demonstrations, we have the necessary experience to navigate these government procurement processes. The complex nature of competitive bidding creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms. Our proposals demonstrate our ability to meet all customer requirements at a price that is both attractive to the customer and profitable to MAXIMUS. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our expertise in the competitive bidding process has contributed significantly to our success.

Intellectual property. We have software products that enhance our consulting, systems solutions, and operations program management offerings. Further, our ability to focus our subject matter experts to aid in the support and enhancement of our product offerings provides advantages over pure service providers dependent on third-party software.

In addition to our Justice, Transportation and Facility Asset Management and Education software product lines, we have developed an open architecture system utilizing a Java™ 2 Enterprise Edition (“J2EE™”) framework and components. (Java™ and J2EE™are trademarks of Sun Microsystems, Inc.) Current e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems, and programs, as well as enhanced flexibility and scalability. Our J2EE™ framework gives us a competitive advantage by aligning our systems and services offerings with these critical government standards. The J2EE™framework also serves as a logical and cost-effective migration path for current customers who use our legacy MAXSTAR® Application Builder, an automated case management software product that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. We believe we enjoy a competitive advantage in re-bid situations since we can implement a state-of-the-art open standards system at lower risk and cost to the customer.

Our MAXe3 proprietary system solution is an open architecture, web-based system for managing operations in enrollment and eligibility projects. MAXe3 uses an innovative task management design that is a departure from current case management designs. The task management design is more efficient and better at tracking and accountability than the older generation systems. MAXe3, which resides on an Oracle platform, is easily scalable from the smallest to the largest operations. It serves as an important and unique component for state health and human services re-engineering efforts for their eligibility and enrollment operations.

Experienced Management Team and Subject Matter Expertise. We have assembled an experienced team of industry executives, former government executives, state agency officials, information technology specialists, and other professionals, many of whom have considerable experience in the public services industry. We have also developed strong relationships with experienced consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Competition

The market for providing our services to government agencies is competitive and subject to rapid change. Our principal methods of competition are quality of service and pricing, and we have identified certain positive factors relating to us in “Competitive Advantages” above. Our Consulting Segment typically competes against large consulting firms such as Accenture Ltd., as well as smaller and niche players, such as Public Consulting Group. Our Systems Segment competes with a large number of competitors including Unisys Corporation, SAP America, Inc., Oracle Corporation, BearingPoint, Inc., Accenture Ltd., Deloitte & Touche LLP, Northrup Grumman Corporation, and Electronic Data Systems Corporation. Our Operations Segment, which primarily serves health and human services departments and agencies, competes for program management contracts with the government services divisions of large organizations such as Affiliated Computer Services, Inc., Electronic Data Systems Corporation, and International Business Machines Corporation. as well as more specialized private service providers and local non-profit organizations such as the United Way of America, Goodwill Industries, and Catholic Charities USA.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of consulting, systems solutions, and operations program management to government agencies. The key components of our business growth strategy include the following:

•                  Aggressively pursue new business opportunities and expand our customer base. With 30 years of business expertise in the state and local government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our capabilities and brand recognition are our most critical assets and we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base.

•                  Focus on core offerings and expand customer base. Our fundamental services to state and local government are consulting, systems solutions, and operations program management. We seek to broaden our customer base by delivering our core offerings, such as our health services, to new clients such as the federal government and state customers. As a result, we have placed a considerable amount of emphasis on further developing these core practice areas and expanding our customer base by leveraging existing resources to better serve clients.

•                  Mitigate losses in underperforming units. During fiscal 2005, we downsized and stabilized certain underperforming units which remain under management review. We will continue to evaluate the businesses within the organization and will act accordingly on other underperforming practice areas that we view as non-core or non-strategic to future growth.

•                  Grow long-term, recurring revenue streams. We seek to enter into long-term relationships with clients to meet their on-going and long-term business objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are mutually beneficial to them and the Company.

•                  Recruit and retain highly skilled professionals. We continually strive to recruit motivated individuals including top managers from larger organizations, former government officials, consultants experienced in our service areas, and information technology professionals. We believe we can continue to attract and retain experienced personnel by capitalizing on our single market focus and our reputation as a premier government services consultant.

•                  Pursue strategic acquisitions. We will selectively identify and pursue strategic acquisition opportunities. Acquisitions can provide us with a rapid, cost-effective method to enhance our services, obtain additional skill sets, expand our customer base, cross-sell additional services, enhance our technical capabilities, and establish or expand our geographic presence.

See Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Important Factors Regarding Forward Looking Statements” for information on risks and uncertainties that could affect our business growth strategy.

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers, and decision makers. We have a team of business development professionals who ensure that we understand the needs, requirements, and legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. We also subscribe to government procurement databases that track government bid activity and make every effort to ensure that we are on bidders’ lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives also develop leads through on-site presentations to decision-makers.

Because we obtain much of our work by responding to RFPs issued by government agencies, we have developed and implemented a sophisticated RFP tracking and capture plan system which provides us critical information about the status of existing RFPs, actions to date and deliverables with respect to those RFPs.

For the year ended September 30, 2005, we derived approximately 16% of our consolidated revenue from contracts with the state of California, principally within our Operations segment.

Legislative Initiatives

There have been a number of legislative initiatives that have created new growth opportunities for MAXIMUS. Recent government actions have opened up new markets for MAXIMUS in the areas of election reform, homeland security, and education reform. In addition to these new market areas, MAXIMUS continues to help governments meet their evolving requirements.

There are a number of legislative initiatives to reform and modify a wide range of entitlement programs such as Medicare, Medicaid, and Temporary Assistance for Needy Families (TANF). MAXIMUS is well-positioned to meet the consulting, systems solutions, and operations program management needs of government that may result from legislative actions in these areas. MAXIMUS is actively monitoring these initiatives in order to respond to opportunities that may develop.

Some recent legislative initiatives that have created new growth opportunities for us include the following:

Help America Vote Act of 2002 (HAVA). Signed into law by President Bush on October 29, 2002, HAVA authorizes $3.9 billion for states to improve the operation of elections through the modernization of election voting technology and statewide voter registration systems, the improved training of election officials, and increased equal access for disabled voters. HAVA directs each state to develop an election reform plan. Federal funds for each state are allocated based on a certification of compliance with federal guidelines and a variety of demographic parameters. MAXIMUS is providing election reform technology and services to state and local governments in a number of states including California, Missouri and Montana.

Homeland Security Presidential Directive (HSPD-12). HSPD-12, dated August 27, 2004, titled “Policy for a Common Identification Standard for Federal Employees and Contractors,” directed the U.S. Department of Commerce to promulgate a federal standard for secure and reliable forms of identification for federal employees and contractors. It further specified that such secure and reliable identification a) be issued based on sound criteria for verifying an individual employee’s identity; b) be strongly resistant to identity fraud, tampering, counterfeiting, and terrorist exploitation; c) be rapidly authenticated electronically; and d) be issued only by providers whose reliability has been established by an official accreditation process.

A Federal Information Processing Standard (FIPS 201) was signed by the Secretary of Commerce on February 25, 2005. Executive departments and agencies are required to use this new standard for identifying federal employees and contractors requesting access to federally-controlled facilities and logical access to federally-controlled information systems. All agencies have been directed to come into compliance with the first part of FIPS 201, which outlines minimum requirements for a federal personal identity verification (PIV) system, by October 27, 2005. All agencies must also come into compliance with the second part of FIPS 201, which requires agencies to meet detailed specifications that will support technical interoperability among PIV systems of federal departments and agencies, by October 27, 2006.

Our Systems Segment has specific expertise in security card technology, and has been hired by a number of federal agencies to assist with the design, development and deployment of such systems. HSPD-12 will drive the rapid adoption of these systems and we plan to pursue future work in providing assistance to agencies for the implementation of this initiative. In addition to the activity being driven by HSPD-12, there are a number of other homeland security initiatives being formulated at the federal, state, and local levels that offer opportunities for MAXIMUS.

No Child Left Behind Act of 2001 (NCLB). NCLB was signed into law on January 8, 2002. The act requires states to provide public school choice and supplemental services for students in failing schools; integrate scientifically-based research into comprehensive reading instruction for young children; set and monitor adequate yearly progress based on baseline 2001-02 data; issue annual report cards on school performance and statewide test results by the 2002-03 school year; implement annual, standards-based assessments in reading and math for grades 3-8 by the 2005-06 school year; and assure that all classes are taught by a qualified teacher by the 2005-06 school year. We believe that our SchoolMAX® product, a student information system, is an essential tool in helping the approximately 17,000 school districts in the country meet many of the requirements of NCLB.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This law is one of the broadest changes to the Medicare program since its creation over 40 years ago. For the first time, a prescription drug benefit will be part of the Medicare program. The centerpiece of the legislation is the establishment of a prescription drug benefit program for Americans on Medicare. The government is introducing this benefit in two phases. Phase 1 is the introduction of an interim discount drug card; Phase 2, which begins in January 2006, is a full-fledged prescription drug plan with numerous cost reimbursement and coverage thresholds. The provisions in the bill provide MAXIMUS with opportunities in core competency areas such as eligibility determination, appeals and grievance adjudication, as well as outreach and enrollment functions.

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

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals or extensions. Management estimates that approximately 82% of forecasted fiscal 2006 revenue is in the form of backlog at September 30, 2005, and will be realized as revenue in the following twelve months.

Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2004 and 2005, were as follows:

	As of September 30,
	2004	2005
	(In millions)
Consulting	$131.0	$120.0
Systems	143.8	116.3
Operations	925.2	1,463.7
Total	$1,200.0	$1,700.0

Seasonal Nature of Business

We experience seasonality in our operations segment in our third fiscal quarter as a result of open enrollments in certain large health-related contracts and in our fourth fiscal quarter as a result of tax credit work. In addition, the summer and winter holiday vacations can impact our financial results for all of our segments. Specifically, reductions in working days as a result of holidays and vacations may impact our sales and accounts receivable.

Employees

As of September 30, 2005, we had 5,227 employees, consisting of 323 employees in the Consulting Segment, 570 employees in the Systems Segment, 4,126 employees in the Operations Segment and 208 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2005, 486 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 318 employees covered by the Health Insurance British Columbia collective bargaining agreement with the British Columbia Government and Services Employees’ Union (“BCGEU”). Within Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 155 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 13 employees are covered by a collective bargaining agreement with the Professional Employees Association (“PEA”). These collective bargaining agreements expire on March 31, 2006.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Foreign Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2003, 2004, and 2005 were $26.7 million, $30.0 million, and $49.7 million, respectively. We had approximately $12.0 million and $22.5 million of long-lived assets located in foreign countries at September 30, 2004 and 2005, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.maximus.com. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F St., N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2005, we leased 181 offices in the United States totaling approximately 1,028,000 square feet. In three countries outside the United States, we leased 41 offices containing approximately 176,000 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

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

(a) In the third quarter of fiscal 2004, the Company learned that two former employees, who were principals in a small business MAXIMUS acquired in 2000, had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. The equipment was leased from Solarcom LLC which, in turn, assigned certain of the payments under the leases to Fleet Business Credit LLC (“Fleet”) and De Lage Landen Financial Services, Inc. (“De Lage Landen”).  The Company did not have knowledge of the leases or guarantees, and much of the equipment appears to have been used in businesses unrelated to MAXIMUS. Solarcom demanded approximately $31.0 million from MAXIMUS under the guarantees, which amount represented the remaining payments under the leases.

On August 6, 2004, De Lage Landen sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking recovery of damages, and Solarcom asserted a cross-claim against MAXIMUS.  Solarcom and De Lage Landen subsequently reached an agreement whereby De Lage Landen dismissed its claims against Solarcom without prejudice and Solarcom was realigned as a plaintiff in the lawsuit.  The amount claimed by De Lage Landen was part of the approximately $31.0 million originally demanded by Solarcom.

In order to avoid the uncertainty of a jury trial and the expense of protracted litigation, in September 2005 the Company settled the claim by De Lage Landen, and the Pennsylvania action has been dismissed.  The confidential settlement was entered into without admission of fault or liability by the Company.  The Solarcom claim against the Company in the Pennsylvania action was dismissed without prejudice with the understanding that Solarcom would amend its claim in the ongoing Georgia action (described below) to include the damages it originally sought in the Pennsylvania matter.  The Company believes that the settled De Lage Landen claim represented about 45% of the original $31.0 million in claims against the Company arising out of this matter.

In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005.  That amount includes the settlement amount paid to De Lage Landen and the associated legal expenses for the fiscal year, as well as a liability for estimated probable future defense costs of the ongoing Georgia lawsuit.

Solarcom filed suit against MAXIMUS on August 17, 2004 in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  No date has been set yet for a trial in the Georgia action.  The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million, which includes alleged late fees and interest on the lease payments.

The Company believes that the circumstances related to the ongoing Georgia lawsuit are unique and that it is not possible at this time to determine the ultimate loss that may be incurred, if any.  The Georgia suit involves a different jurisdiction, different party (Fleet), different facts (including due diligence activities), and a different procedural posture (Solarcom has not been realigned as a plaintiff in Georgia).  Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company continues to believe that it is not liable under the guarantees and will continue to vigorously contest the Georgia matter. Accordingly, no provision for settlement or unfavorable outcome of the Georgia lawsuit has been made at this time.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that the remaining claims in Georgia will have a material adverse effect on its financial condition or results of operations.

(b) In October 2004, MAXIMUS received a subpoena from the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily in the area of assisting in the submission and payment of federal Medicaid reimbursement claims prepared on behalf of the District of Columbia. The U.S. Attorney’s Office appears to be investigating issues pertaining to compliance with federal health care laws. MAXIMUS does not believe it has violated those laws and is cooperating fully with the U.S. Attorney’s Office. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

(c) In June 2005, MAXIMUS received a subpoena from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicate that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

ITEM 4.                             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “MMS”. The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2004:
First Quarter	$40.62	$33.12	—
Second Quarter	41.24	33.76	—
Third Quarter	38.20	33.26	—
Fourth Quarter	35.56	27.83	—

Year Ended September 30, 2005:
First Quarter	$32.00	$26.35	—
Second Quarter	35.19	28.59	$0.10
Third Quarter	36.30	30.00	0.10
Fourth Quarter	38.85	35.22	0.10

As of November 30, 2005, there were 97 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 8,200 beneficial owners of our common stock.

We declared quarterly cash dividends on our common stock at the rate of $0.10 per share beginning with the quarter ended March 31, 2005. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our board of directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our board of directors may deem relevant.

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2005 and cumulative repurchases under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
Inception through June 30, 2005	4,097,473	$26.91	4,097,473	$27,144
July 1, 2005 - July 31, 2005	—	—	—	$30,185
August 1, 2005 – August 31, 2005	77,200	$37.13	77,200	$27,891
September 1, 2005 – September 30, 2005	33,300	$35.88	33,300	$29,451
Total – Quarter ended September 30, 2005	110,500	$36.75	110,500
Inception through September 30, 2005	4,207,973	$27.17	4,207,973

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

ITEM 6.                             Selected Financial Data.

We have derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies using the purchase accounting method are included from the respective acquisition dates. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	2001 (1)	2002 (2)	2003	2004	2005
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$487,260	$518,698	$558,283	$603,774	$647,538
Legal settlement expense	—	—	—	—	7,000
Income from operations	67,040	64,339	57,042	63,046	56,274
Net income	36,246	40,346	35,346	38,774	36,069
Earnings per share:
Basic	$1.67	$1.78	$1.68	$1.80	$1.69
Diluted	$1.61	$1.73	$1.66	$1.76	$1.67
Weighted average shares outstanding:
Basic	21,702	22,675	20,999	21,589	21,331
Diluted	22,512	23,287	21,335	22,014	21,653
Cash dividends per share of common stock	—	—	—	—	$0.30

	At September 30,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$115,340	$95,125	$117,512	$139,254	$178,363
Working capital	214,466	185,962	201,320	229,514	248,340
Total assets	347,715	352,090	415,020	464,747	534,562
Total capital lease obligations, less current portion	520	269	3,821	5,108	3,606
Total shareholders’ equity	301,414	302,129	333,277	373,548	405,954

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

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Forward-Looking Statements

Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,”  “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Important Factors Regarding Forward Looking Statements.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2005, we had revenue of $647.5 million and net income of $36.1 million.

We report each of our three lines of business (i.e., Consulting, Systems, and Operations) as separate external reporting segments. See Note 17 to our Consolidated Financial Statements for our unaudited quarterly segment income statement data.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of income data:

	Year ended September 30,
	2003	2004	2005
	(dollars in thousands, except per share data)

Revenue	$558,283	$603,774	$647,538
Gross profit	$166,576	$176,567	$179,950
Legal settlement expense	—	—	$7,000
Operating income	$57,042	$63,046	$56,274

Operating margin percentage	10.2%	10.4%	8.7%

Selling, general and administrative expense	$109,534	$113,521	$116,676
Selling, general and administrative expense as a percentage of revenue	19.6%	18.8%	18.0%

Net income	$35,346	$38,774	$36,069

Earnings per share:
Basic	$1.68	$1.80	$1.69
Diluted	$1.66	$1.76	$1.67

Our consolidated revenue increased 7.2% for the fiscal year ended September 30, 2005 compared to fiscal 2004. Our consolidated revenue increased 8.1% for the fiscal year ended September 30, 2004 compared to fiscal 2003. Excluding revenue related to acquisitions, we had an overall increase in organic revenue of 7.9% for fiscal 2004 compared to fiscal 2003. As discussed in more detail below, the changes in revenue are attributable primarily to results from our Operations Segment.

Our operating margin was 8.7% for the fiscal year ended September 30, 2005, compared to 10.4% for the same period in fiscal 2004. This overall lower margin was primarily attributable to the impact of the $7.0 million legal settlement expenses related to the outstanding lawsuit in Pennsylvania. Our operating margin increased to 10.4% in fiscal 2004 compared to 10.2% for the same period in fiscal 2003 primarily driven by new and expanding contracts in the Operations Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in fiscal 2005 compared to the same period in fiscal 2004. However, our SG&A as a percentage of revenue decreased to 18.0% for the fiscal year ended September 30, 2005 compared to 18.8% for the same period in fiscal 2004 and was reflective of management’s continued focus on SG&A cost management. For the year ended September 30, 2004, our SG&A as a percentage of revenue decreased to 18.8% compared to 19.6% for the 2003 fiscal year.

Also included in SG&A is approximately $1.4 million, $1.0 million and $0.9 million of non-cash equity-based compensation expense for the fiscal years ended September 30, 2005, 2004 and 2003, respectively. This expense relates to restricted stock units issued by the Company. In future periods, the annual amortization expense related to these restricted stock units is estimated to be approximately $1.5 million, which amount may increase if certain earnings targets are achieved and vesting is accelerated.

In fiscal 2005, we recorded a charge of $7.0 million in connection with a legal settlement, as discussed in Item 3 above and in Note 14 to the consolidated financial statements contained in this Annual Report on Form 10-K.

Our provision for income tax for each of fiscal year 2005, 2004 and 2003 was 39.5% of income before taxes.

Net income for fiscal 2005 was $36.1 million or $1.67 per diluted share compared with net income of $38.8 million, or $1.76 per diluted share for fiscal 2004, and net income of $35.3 million, or $1.66 per diluted share, for fiscal 2003. The change in net income is attributed primarily to a legal expense settlement, as discussed above, and the segment results as discussed in more detail below.

Consulting Segment

	Year ended September 30,
	2003	2004	2005
	(dollars in thousands)

Revenue	$102,620	$103,312	$107,339
Gross profit	$41,764	$41,925	$43,575
Operating income	$15,599	$10,977	$10,725

Operating margin percentage	15.2%	10.6%	10.0%

The Consulting Segment is comprised of the management and financial services practice area, which includes revenue maximization services, cost services, Unison (airport financial consulting) and child welfare, and the education practice area, which includes education systems (student information systems) and educational services (school-based claiming). Revenue from our Consulting Segment increased 3.9% for fiscal 2005 compared to fiscal 2004. This increase was primarily attributable to revenue growth in the education practice areas. Operating margin decreased to 10.0% for fiscal 2005 from 10.6% for fiscal 2004. This decrease was primarily attributable to reduced operating income from the management and financial services practice areas where a large child welfare contract concluded in fiscal 2005. Revenue from our Consulting Segment increased 0.7% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the contributions from our educational divisions offset by decreased revenue from our Revenue Services division, which experienced delays in federal reimbursements on certain contingency based contracts. Operating margin declined to 10.6% for fiscal 2004 from 15.2% for fiscal 2003. This decrease was primarily attributable to losses in the Revenue Services division.

Systems Segment

	Year ended September 30,
	2003	2004	2005
	(dollars in thousands)

Revenue	$133,446	$139,057	$137,081
Gross profit	$58,950	$54,844	$50,502
Operating income	$15,272	$15,352	$11,363

Operating margin percentage	11.4%	11.0%	8.3%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, and enterprise resource planning (ERP) solutions and provides systems development from our enterprise solutions and technology support divisions. Revenue from our Systems Segment decreased 1.4% for fiscal 2005 compared to fiscal 2004. This decrease was primarily attributable to the conclusion of several large projects in early fiscal 2005 that were significant contributors to revenue in fiscal 2004. Operating margin decreased to 8.3% for the fiscal 2005 from 11.0% for fiscal 2004. This decrease was primarily due to the associated revenue and profit reductions as a result of projects concluding in early fiscal 2005. Revenue from our Systems Segment increased 4.2% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to growth in the areas of ERP and Enterprise Services. Operating margin declined to 11.0% for fiscal 2004 from 11.4% for fiscal 2003. This decrease was primarily due to market weakness in the area of Technology Support.

Operations Segment

	Year ended September 30,
	2003	2004	2005
	(dollars in thousands)

Revenue	$322,217	$361,405	$403,118
Gross profit	$65,862	$79,798	$85,873
Operating income	$25,059	$35,177	$38,508

Operating margin percentage	7.8%	9.7%	9.6%

The Operations Segment includes our health operations and human services operations. Revenue from our Operations Segment increased 11.5% for fiscal 2005 compared to fiscal 2004. This increase was primarily attributable to the British Columbia Health Operations project, which enrolls British Columbia citizens into health insurance programs and was launched on April 1, 2005. The revenue increase was also attributable to new federal work in the medical management area and the increased contribution from the California Healthy Families CHIP contract, which provided a full year of revenue recorded for fiscal 2005 versus three quarters of revenue recorded in fiscal 2004. Operating margin decreased to 9.6% for fiscal 2005 from 9.7% for fiscal 2004. This decrease was primarily attributable to a $3.8 million loss related to the British Columbia Health Operations contract, which required us to run legacy systems for the first six months of operations. Revenue from our Operations Segment increased 12.2% in fiscal 2004 compared to fiscal 2003. This increase was primarily attributable to the growth in our Health Services area, principally driven by the new California Healthy Families contract. Operating margin increased to 9.7% for fiscal 2004 from 7.8% for fiscal 2003. This increase was due primarily to new and expanded work in the Health Services area described above.

Other Income, Net

	Year ended September 30,
	2003	2004	2005
	(dollars in thousands)

Interest and other income, net	$1,381	$1,044	$3,345
Percentage of revenue	0.2%	0.2%	0.5%

The overall increase in interest and other income in fiscal 2005 compared to fiscal 2004 was due primarily to the higher interest rates earned on our increased invested cash, as well as approximately $396,000 of foreign transaction gains. The overall decrease in interest and other income in fiscal 2004 compared to fiscal 2003 was due primarily to expenses related to a confidential legal settlement as well as interest incurred on our capital lease obligations beginning in January 2004, offset by interest income from the increase in the average balance of funds we invested.

Quarterly Results

Set forth in Note 17 to our Consolidated Financial Statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2005. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

Our revenue and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including:

•                  the progress of contracts;

•                  the revenue earned on contracts;

•                  the timing of revenue on license sales;

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

Business Combinations and Acquisitions

As part of our growth strategy, we may acquire complementary businesses to expand our geographic reach and the breadth and depth of our services and to enhance our customer base. Since the beginning of fiscal 2004, we have completed the following business acquisitions:

Name	Date	Description of Business	Segment
TIECorp.	May 3, 2004	Educational management software	Consulting
Manatron	June 1, 2004	Judicial software products	Systems

See Note 2 to our Consolidated Financial Statements for further discussion of these recent business combinations and acquisitions.

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2005 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$5,456	$1,679	$3,358	$419	—
Operating leases	51,711	17,842	23,354	9,654	$861

Total (1)	$57,167	$19,521	$26,712	$10,073	$861

(1) Total contractual cash obligations exclude the potential future cash payments required in connection with potential earn-out contingent consideration associated with purchase business acquisitions.

Liquidity and Capital Resources

	Year ended September 30,
	2004	2005
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$47,073	$74,094
Investing activities	(68,220)	(97,412)
Financing activities	(4,371)	(9,463)
Net increase (decrease) in cash and cash equivalents	$(25,518)	$(32,781)

For fiscal 2005, cash provided by our operations was $74.1 million as compared to $47.1 million for fiscal 2004. Cash provided by operating activities for fiscal 2005 consisted of net income of $36.1 million and non-cash items aggregating $24.3 million, plus working capital of $13.7 million. Non-cash items consisted of $15.1 million of depreciation and amortization, $4.8 million from deferred income tax expense, $1.4 million from the income tax benefit of option exercises and restricted stock units vesting, and $3.0 million from non-cash equity based compensation. The net cash provided by working capital changes reflected increases in accounts receivable – billed, net, of $12.6 million, accounts receivable – unbilled of $1.5 million, and deferred contract costs, net, of $6.7 million, offset by increases in accounts payable of $10.6 million, accrued compensation of $5.6 million, deferred revenue of $11.7 million and income taxes payable of $4.7 million and a decrease in prepaid expenses of $2.0 million. Other working capital changes providing cash were increases in other assets of $0.8 million and increases in other liabilities of $0.7 million. The increase in accounts payable reflected increases resulting from new or expanded projects as well as normal fluctuations in payment cycles. Management expects that the favorable effect on cash flows of the increased accounts payable may be reversed in subsequent periods due to the timing of payments.

Cash provided by operating activities for fiscal 2004 primarily consisted of net income of $38.8 million and non-cash items aggregating $31.4 million, less cash used for working capital of $23.1 million. Non-cash items consisted of $13.2 million of depreciation and amortization, $3.9 million from the income tax benefit of option exercises, $13.3 million from deferred income tax benefits, and $1.0 million non-cash equity based compensation. The net cash used for working capital changes reflected increases in accounts receivable-unbilled of $13.1 million offset by increases in accounts payable of $5.9 million and decreases in accounts receivable-billed of $3.2 million. Other working capital changes using cash were accrued compensation of $2.0 million, deferred revenue of $2.0 million, taxes payable of $2.8 million, and other liabilities of $0.3 million, as well as increases in deferred contract costs of $4.8 million, prepaid expenses of $2.4 million, and other assets of $4.8 million.

Cash used in investing activities for fiscal 2005 was $97.4 million as compared to $68.2 million for fiscal 2004. Cash used in investing activities for fiscal 2005 primarily consisted of $2.0 million related to business acquisitions, $10.9 million in expenditures for capitalized software costs, $13.3 million in purchases of property and equipment, and $71.6 million in purchases of marketable securities, offset by a $0.4 million decrease in other items. For fiscal 2004, cash used in investing activities was $68.2 million as compared to $25.7 million for fiscal 2003. Cash used in investing activities for fiscal 2004 primarily consisted of $6.6 million for business acquisitions, $8.1 million in expenditures for capitalized software costs, $6.5 million in purchases of property and equipment, and $47.3 million in purchases of auction rate notes, offset by a $0.3 million decrease in other items.

For fiscal 2005, cash used in financing activities was $9.5 million as compared to $4.4 million for fiscal 2004. Cash used in financing activities for fiscal 2005 consisted of $16.1 million of common stock repurchases, $1.6 million of principal payments on capital leases and $6.4 million of dividends paid, offset by $14.6 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for fiscal 2004 primarily consisted of $25.7 million of common stock repurchases and $1.2 million of principal payments on capital leases, offset by $22.5 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2004 and 2005, we repurchased 806,800 and 488,404 shares, respectively. At September 30, 2005, approximately $29.5 million remained available for future stock repurchases under the program.

Our working capital at September 30, 2004 and 2005 was $229.5 and $248.3 million, respectively. At September 30, 2005, we had cash, cash equivalents, and marketable securities of $178.4 million and no debt, except for lease obligations. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2005, approximately $22.2 million in net costs had been incurred and reported as deferred contract costs on our September 30, 2005 consolidated balance sheet. Also under the provisions of one long-term contract, we issued a standby letter of credit in the initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and requires the maintenance of certain cash balances. We were in compliance with the covenants at September 30, 2005.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2005, capital lease obligations of approximately $5.1 million were outstanding related to these lease arrangements for new equipment.

At September 30, 2004 and 2005, we classified accounts receivable of approximately $4.5 million and $6.5 million, respectively, net of a $1.0 million and $1.1 million discount, respectively, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

On October 18, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was payable on November 30, 2005 to shareholders of record on November 15, 2005. Based on the number of shares outstanding at November 15, 2005, the payment was approximately $2.1 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Effects of Inflation

Approximately 15% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 12% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2005, approximately 78% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 8% from foreign customers; and 7% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. For fiscal 2005, revenue from fixed-price contracts was approximately 33% of total revenue; revenue from performance-based contracts was approximately 40% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. On a regular basis we re-evaluate our client receivables, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues. If our clients were to express dissatisfaction with the services we have provided, additional allowances may be required.

Deferred Contract Costs. Deferred contract costs consist of recoverable direct and incremental set-up costs relating to long-term service contracts. These costs include system development and facility build-out costs that are expensed ratably as services are provided under the contracts.

Income taxes. To record income tax expense, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  In addition, income tax expense at interim reporting dates requires us to estimate our expected effective tax rate for the entire year.  This process involves estimating our actual current tax liability together with assessing temporary differences that result in deferred tax assets and liabilities and expected future tax rates.  Circumstances that could cause our estimates of income tax expense to change include: the impact of information that subsequently becomes available as we prepare our tax returns; revision to tax positions taken as a result of further analysis and consultation; changes in the geographic mix of our business; the actual level of pre-tax income; changes in tax rules, regulations and rates; and changes mandated as a result of audits by taxing authorities.

We may also establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not fully succeed.  We adjust these reserves in light of changing facts, such as the progress of a tax audit, new case law, or expiration of a statute of limitations.

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

ITEM 8.                             Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2004 and 2005

Consolidated Statements of Income for the years ended September 30, 2003, 2004 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 22, 2005

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$91,854	$59,073
Marketable securities	47,400	119,290
Restricted cash	1,379	2,193
Accounts receivable – billed, net	111,834	124,477
Accounts receivable – unbilled	42,280	43,774
Prepaid expenses and other current assets	9,673	7,270
Total current assets	304,420	356,077
Property and equipment, net	25,693	31,156
Software development costs, net	18,251	23,953
Deferred contract costs, net	15,475	22,162
Goodwill	84,886	86,832
Intangible assets, net	9,807	7,756
Other assets	6,215	6,626
Total assets	$464,747	$534,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,476	$38,151
Accrued compensation and benefits	21,224	26,828
Deferred revenue	21,195	32,898
Income taxes payable	—	4,695
Deferred income taxes	1,930	277
Current portion of capital lease obligations	1,649	1,502
Other accrued liabilities	1,432	3,386
Total current liabilities	74,906	107,737
Capital lease obligations, less current portion	5,108	3,606
Deferred income taxes	10,766	17,225
Other long-term liabilities	419	40
Total liabilities	91,199	128,608
Commitments and contingencies (Notes 10 and 14)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,319,847 and 21,451,302 shares issued and outstanding at September 30, 2004 and 2005, at stated amount, respectively	147,966	150,883
Accumulated other comprehensive loss	(345)	(522)
Retained earnings	225,927	255,593
Total shareholders’ equity	373,548	405,954
Total liabilities and shareholders’ equity	$464,747	$534,562

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended September 30,
	2003	2004	2005

Revenue	$558,283	$603,774	$647,538
Cost of revenue	391,707	427,207	467,588
Gross profit	166,576	176,567	179,950
Selling, general and administrative expenses	109,534	113,521	116,676
Legal settlement expense	—	—	7,000
Income from operations	57,042	63,046	56,274
Interest and other income, net	1,381	1,044	3,345
Income before income taxes	58,423	64,090	59,619
Provision for income taxes	23,077	25,316	23,550
Net income	$35,346	$38,774	$36,069

Earnings per share:
Basic	$1.68	$1.80	$1.69
Diluted	$1.66	$1.76	$1.67

Cash dividends per share	—	—	$0.30

Weighted average shares outstanding:
Basic	20,999	21,589	21,331
Diluted	21,335	22,014	21,653

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2002	21,509	$150,298	$24	$151,807	$302,129
Net income	—	—	—	35,346	35,346
Unrealized loss on marketable securities, net of tax of $29	—	—	(53)	—	(53)
Foreign currency translation	—	—	(66)	—	(66)
Comprehensive income					35,227
Employee stock transactions	732	15,170	—	—	15,170
Repurchases of common stock	(1,041)	(21,944)	—	—	(21,944)
Non-cash equity based compensation	—	939	—	—	939
Tax benefit due to option exercises	—	1,756	—	—	1,756
Balance at September 30, 2003	21,200	146,219	(95)	187,153	333,277
Net income	—	—	—	38,774	38,774
Unrealized loss on marketable securities, net of tax of $26	—	—	(40)	—	(40)
Foreign currency translation	—	—	(210)	—	(210)
Comprehensive income					38,524
Employee stock transactions	927	22,482	—	—	22,482
Repurchases of common stock	(807)	(25,656)	—	—	(25,656)
Non-cash equity based compensation	—	1,036	—	—	1,036
Tax benefit due to option exercises	—	3,885	—	—	3,885
Balance at September 30, 2004	21,320	147,966	(345)	225,927	373,548
Net income	—	—	—	36,069	36,069
Unrealized gain on marketable securities, net of tax of $153	—	—	241	—	241
Foreign currency translation	—	—	(418)	—	(418)
Comprehensive income					35,892
Employee stock transactions	619	14,645	—	—	14,645
Repurchases of common stock	(488)	(16,055)	—	—	(16,055)
Cash dividends ($0.10 per share per quarter)	—	—	—	(6,403)	(6,403)
Non-cash equity based compensation	—	1,372	—	—	1,372
Tax benefit due to option exercises	—	2,955	—	—	2,955
Balance at September 30, 2005	21,451	$150,883	$(522)	$255,593	$405,954

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2003	2004	2005

Cash flows from operating activities:
Net income	$35,346	$38,774	$36,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,249	7,040	7,874
Amortization	4,981	6,110	7,271
Deferred income taxes	(2,310)	13,361	4,806
Non-cash equity based compensation	939	1,036	1,372
Tax benefit due to option exercises and restricted stock units vesting	1,756	3,885	2,955
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(8,354)	3,158	(12,643)
Accounts receivable - unbilled	(1,176)	(13,138)	(1,494)
Prepaid expenses and other current assets	(355)	(2,366)	1,961
Deferred contract costs	(3,051)	(4,866)	(6,687)
Other assets	59	(4,752)	(828)
Accounts payable	9,965	5,866	10,675
Accrued compensation and benefits	2,631	(1,995)	5,604
Deferred revenue	9,004	(1,950)	11,703
Income taxes payable	512	(2,837)	4,695
Other liabilities	(1,149)	(253)	761
Net cash provided by operating activities	55,047	47,073	74,094
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,715)	(6,605)	(1,946)
Purchases of property and equipment	(6,825)	(6,476)	(13,337)
Capitalized software development costs	(4,359)	(8,078)	(10,922)
Increase in marketable securities	(34)	(47,300)	(71,649)
Other	222	239	442
Net cash used in investing activities	(25,711)	(68,220)	(97,412)
Cash flows from financing activities:
Employee stock transactions	15,170	22,482	14,645
Repurchases of common stock	(21,944)	(25,656)	(16,056)
Payments on capital lease obligations	(155)	(1,197)	(1,649)
Cash dividends paid	—	—	(6,403)
Net cash used in financing activities	(6,929)	(4,371)	(9,463)
Net increase (decrease) in cash and cash equivalents	22,407	(25,518)	(32,781)
Cash and cash equivalents, beginning of period	94,965	117,372	91,854
Cash and cash equivalents, end of period	$117,372	$91,854	$59,073

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2003, 2004 and 2005

1.  Business and Summary of Significant Accounting Policies

(a) Description of Business

MAXIMUS, Inc. (the “Company” or “we”) provides consulting, systems solutions and operations program management primarily to government. The Company conducts its operations through three business segments: Consulting, Systems and Operations. The Consulting Segment provides specialized financial consulting services such as assisting states, local agencies, and schools in obtaining federal funding reimbursements for their programs, and implementing cost reductions strategies, as well as providing technical services and software products. The Systems Segment provides systems products including justice and asset software solutions as well as systems development, design and implementation to improve the efficiency and cost-effectiveness of program administration. The Operations Segment provides a variety of program management services, primarily the delivery of administrative services for government health and human service programs.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was less than 10% of total revenue for the years ended September 30, 2003, 2004 and 2005.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the fiscal year ended September 30, 2005 include a majority (55%) owned international subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

In fiscal 2005, approximately 78% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 8% from foreign customers; and 7% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. For fiscal 2005, revenue from fixed-price contracts was approximately 33% of total revenue; revenue from performance-based contracts was approximately 40% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 12% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

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

(d) Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

(e) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. On a regular basis we re-evaluate our client receivables, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues.

(f) Restricted Cash

Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

(g) Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were none in 2003 and 2004 and $(288,000) in 2005, are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term auction rate bonds. At September 30, 2003, 2004 and 2005, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), were approximately $(50,000), ($90,000) and $150,000 respectively.

(h) Property and Equipment

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

(i) Software Development Costs

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

(j) Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs that are expensed over the period services are provided under the long-term service contract.

(k) Goodwill and Intangible Assets

The Company applies Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 142. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142. Based on the analysis performed as of July 1, 2005, the Company determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

(l) Long-Lived Assets (excluding Goodwill)

The Company follows the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2005 are fully realizable.

(m) Income Taxes

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

(n) Comprehensive income (loss)

Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

(o) Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. At September 30, 2003, 2004 and 2005, accumulated foreign currency gains (losses) included in accumulated other comprehensive loss were approximately ($45,000), ($255,000) and $(673,000), respectively. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were approximately $511,000 and $396,000 for the years ended September 30, 2004 and 2005, respectively. Foreign currency transaction gains (losses) were not significant for the year ended September 30, 2003.

(p) Earnings per Share

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

(q) Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2004 and 2005.

(r) Stock-Based Compensation

The Company currently accounts for stock options using the intrinsic value method in accordance with APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, no compensation cost has been recognized for the granting of stock options to our employees and directors for the years ended September 30, 2003, 2004 and 2005, respectively, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. If stock options granted during these years had been accounted for based on their fair value as determined under FAS 123, the pro forma net income and pro forma net income per share would have been as follows (in thousands except per share data):

	Year ended September 30,
	2003	2004	2005
Net income, as reported	$35,346	$38,774	$36,069
Add: Stock-based compensation expense included in reported net income, net of taxes	568	627	830
Deduct: Stock compensation expense determined under fair value based method for all awards, net of taxes	(6,916)	(5,714)	(4,226)
Net income, as adjusted	$28,998	$33,687	$32,673

Earnings per share:
Basic - as reported	$1.68	$1.80	$1.69
Basic -as adjusted	$1.38	$1.56	$1.53

Diluted - as reported	$1.66	$1.76	$1.67
Diluted - as adjusted	$1.36	$1.53	$1.51

The weighted average fair value of stock options was estimated at the date of grant using the Black-Scholes option pricing calculation with the following assumptions: volatility of 58% for 2003, 55% for 2004 and 46% for 2005; risk free interest rate of 3.0% for 2003, 3.1% for 2004 and 4.0% for 2005; dividend yield 0%; for 2003 and 2004 and 0.7% for 2005 and an expected life of the option of 5.7 years in 2003, 5.4 years in 2004 and 5.1 years in 2005. The grant-date weighted average fair value per option of options granted was $13.79 in 2003, $18.20 in 2004 and $13.48 in 2005.

(s) Use of Estimates

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

2.  Business Combinations

No businesses were acquired by the Company in fiscal 2005. At September 30, 2005, the Company recorded $1.3 million as additional goodwill in connection with an earn-out payment pertaining to a business acquired in 2002. The earn-out payment was attributable to that business achieving certain performance objectives. In fiscal 2004, the Company acquired the businesses described below in business combinations accounted for as purchases. The accompanying consolidated financial statements include the results of operations of each acquired business since the date of their respective acquisition.

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

Following are the unaudited pro forma results of operations for the Company as if the companies identified above were acquired at the beginning of the period being reported (in thousands, except per share data):

Year ended
September 30, 2004
Revenue	$605,519
Net income	39,242
Diluted earnings per share	$1.78

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue
September 30, 2004:
Revenue	$797,301	$527,729
Billings	755,021	548,924
Total	$42,280	$21,195

September 30, 2005:
Revenue	$595,073	$773,748
Billings	551,299	806,646
Total	$43,774	$32,898

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2004 and 2005, there was approximately $2.7 million and $5.6 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

At September 30, 2004 and 2005, approximately $4.4 million and $5.3 million of billed long-term contract receivables, net of reserves of approximately $1.0 million and $1.1 million, respectively, are included in other assets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2003	2004	2005

Balance at beginning of year	$3,165	$4,997	$6,551
Additions to cost and expense	2,132	6,401	4,253
Deductions	(300)	(4,847)	(3,646)
Balance at end of year	$4,997	$6,551	$7,158

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2004	2005

Land	$2,462	$2,462
Building and improvements	11,699	11,656
Office furniture and equipment	36,011	46,901
Leasehold improvements	2,504	3,711
	52,676	64,730
Less: Accumulated depreciation and amortization	(26,983)	(33,574)
Total property and equipment, net	$25,693	$31,156

5.  Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2004	2005

Capitalized software development costs	$30,918	$40,770
Less: Accumulated amortization	(12,667)	(16,817)
Total Software development costs, net	$18,251	$23,953

During 2005, the Company wrote off approximately $1.1 million of fully amortized software development costs and the related accumulated amortization. Capitalized software amortization expense for the years ended September 30, 2003, 2004 and 2005 was approximately $3.8 million, $4.5 million, and $5.2 million, respectively.

6.  Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs totaling $18.2 million and $29.0 million at September 30, 2004 and 2005, respectively, of which approximately $7.6 million is leased equipment at September 30, 2004 and 2005. Deferred contract costs are expensed ratably as services are provided under the contracts. For the fiscal years ended September 30, 2004 and 2005, accumulated amortization of deferred contract costs was approximately $2.8 million and $6.8 million, of which $1.1 million and $2.6 million, respectively, is the accumulated amortization of capital lease assets included in deferred costs.

7.  Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2004 and 2005 are as follows (in thousands):

	Consulting	Systems	Operations	Total
Balance as of September 30, 2003	$6,811	$42,678	$32,268	$81,757
Goodwill activity during year	—	1,881	1,248	3,129
Balance as of September 30, 2004	6,811	44,559	33,516	84,886
Goodwill activity during year	14	637	1,295	1,946
Balance as of September 30, 2005	$6,825	$45,196	$34,811	$86,832

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2004			As of September 30, 2005
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$2,994	$481	$3,475	$3,141	$334
Technology-based intangibles	4,870	756	4,114	4,870	1,644	3,226
Customer contracts and relationships	7,475	2,263	5,212	7,475	3,279	4,196
Total	$15,820	$6,013	$9,807	$15,820	$8,064	$7,756

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, six years, and eight years, respectively. The weighted-average amortization period for total intangible assets is approximately seven years. The estimated amortization expense for the years ending September 30, 2006, 2007, 2008, 2009 and 2010 is $2.0 million, $2.0 million, $1.6 million, $1.1 million, and $0.4 million, respectively.

8.  Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2003	2004	2005
Numerator:
Net income	$35,346	$38,774	$36,069

Denominator:
Weighted average shares outstanding	20,999	21,589	21,331
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	336	425	322
Denominator for diluted earnings per share	21,335	22,014	21,653

9.  Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit facility in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The facility contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (“EBITDA”) and requires the maintenance of certain cash balances. The Company was in compliance with all covenants at September 30, 2005.

10.  Leases

The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2003, 2004 and 2005 was approximately $21.3 million, $23.3 million, and $23.1, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2005, capital lease obligations of approximately $5.1 million were outstanding related to these lease arrangements for new equipment.

Minimum future payments under leases in effect as of September 30, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended September 30,
2006	$1,679	$17,842
2007	1,679	13,740
2008	1,679	9,614
2009	419	6,086
2010	—	3,568
Thereafter	—	861
Total minimum lease payments	5,456	$51,711
Amount representing interest	(348)
Present value of minimum lease payments	5,108
Current portion	(1,502)
Long-term portion	$3,606

11.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2003, 2004 and 2005, the Company contributed approximately $4.2 million, $3.7 million and $3.6 million to the plans, respectively.

12.  Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2003	2004	2005
Current provision:
Federal	$20,893	$9,791	$14,630
State and local	4,494	2,164	3,250
Foreign	—	—	864
Total current provision	25,387	11,955	18,744
Deferred tax expense (benefit):
Federal	(1,470)	10,820	5,136
State and local	(328)	2,299	1,091
Foreign	(512)	242	(1,421)
Total deferred tax expense (benefit)	(2,310)	13,361	4,806
Income tax expense	$23,077	$25,316	$23,550

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2003	2004	2005
Federal income tax provision at statutory rate of 35%	$20,448	$22,431	$21,202
State income taxes, net of federal benefit	2,674	2,929	2,802
Other	(45)	(44)	(454)
	$23,077	$25,316	$23,550

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2004 and 2005 are as follows (in thousands):

	As of September 30,
	2004	2005
Deferred tax assets-current:
Liabilities for costs deductible in future periods	$5,364	$8,264
Deferred revenue	7,294	8,300
Total deferred tax assets-current	12,658	16,564
Deferred tax liabilities-current:
Accounts receivable - unbilled	14,588	16,743
Other	—	98
Net deferred tax asset (liability) -current	$(1,930)	$(277)

Deferred tax assets (liabilities)-non-current:
Non-cash equity compensation	$1,147	$813
Amortization of goodwill	(3,443)	(5,132)
Depreciation	(1,828)	(1,954)
Capitalized software	(3,514)	(7,456)
Deferred contract costs	(3,128)	(3,496)
Net deferred tax liability-non-current	$(10,766)	$(17,225)

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have been previously paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distributions. As such, it is not practical to determine the net amount of the related unrecognized U.S. deferred tax liability.

Cash paid for income taxes during the years ended September 30, 2003, 2004 and 2005 was approximately $20.5 million, $10.2 million, and $9.4 million respectively.

Approximately 90% of the Company’s total goodwill is expected to be deductible for income tax purposes.

13.  Shareholders’ Equity

Employee Stock Purchase Plan

Prior to October 1, 2005, the Company’s Employee Stock Purchase Plan permitted employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first day of the quarter or the last day of the quarter, whichever was lower. Effective October 1, 2005, the Employee Stock Purchase Plan was modified to permit employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. During fiscal 2003, 2004 and 2005, respectively, the Company issued approximately 115,300, 71,400 and 76,900 shares of common stock pursuant to this plan at an average price of $18.54, $28.40 and $25.80 per share.

Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended

September 30, 2004 and 2005, the Company repurchased 806,800 and 488,404 shares, respectively. At September 30, 2005, approximately $29.5 million remained available for future stock repurchases under the program.

Stock Option Plans

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock.

The vesting period and share price for awards are determined by the Company’s Board of Directors at the date of grant. Options generally vest over a period of four years. Effective fiscal 2005, options issued expire six years after the date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. As of September 30, 2005, the Company’s Board of Directors had reserved 6.6 million shares of common stock for issuance under the Company’s stock option plans. At September 30, 2005, approximately 0.8 million shares remained available for grants under the Company’s option plans.

The Company issued Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). These RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs at the grant date is amortized to expense over the vesting period. During the fiscal years ended September 30, 2003, 2004 and 2005, the Company granted approximately 1,200, 101,300 and 112,550 RSUs at weighted average grant-date fair values of $22.17, $34.99, and $32.40 per share, respectively. Compensation expense recognized related to these RSUs was approximately $0.9 million, $1.0 million and $1.4 million for the fiscal years ended September 30, 2003, 2004 and 2005, respectively.

A summary of the Company’s stock option activity for the years ended September 30, 2003, 2004 and 2005 is as follows:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2002	3,377,093	$24.44
Activity during fiscal 2003:
Granted	260,015	25.06
Exercised	(603,592)	21.80
Canceled due to termination	(204,904)	24.05
Outstanding at September 30, 2003	2,828,612	25.14
Activity during fiscal 2004:
Granted	654,688	34.92
Exercised	(840,374)	24.84
Canceled due to termination	(91,812)	25.06
Outstanding at September 30, 2004	2,551,114	27.76
Activity during fiscal 2005:
Granted	521,012	31.87
Exercised	(514,184)	34.62
Canceled due to termination	(260,581)	32.61
Outstanding at September 30, 2005	2,297,361	28.65

The following table provides certain information with respect to stock options outstanding at September 30, 2005:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.01 - $1.46	102,035	$1.46	1.3
$12.31 - $20.96	360,168	20.48	5.1
$21.00 - $33.55	925,166	27.95	5.8
$33.75 - $46.03	909,992	35.64	7.1
	2,297,361	28.65	6.0

The following table provides certain information with respect to stock options exercisable at September 30, 2005:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.46	102,035	$1.46
$12.31 - $20.96	349,168	20.50
$21.00 - $33.55	606,163	27.46
$33.75 - $46.03	393,062	35.85
	1,450,428	26.23

14.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract claims, in the ordinary course of its business. Management does not expect the ultimate outcome of any of these legal proceedings or contract claims to have a material adverse effect on the Company’s financial condition or its results of operations. A substantial portion of payments to the Company from United States government agencies is subject to adjustments upon audit by the agency with which the Company has contracted. Audits through 1999 have been completed with no material adjustments. In the opinion of management, the audits of subsequent years are not expected to have a material adverse effect on the Company’s financial position or results of operations.

(a) In the third quarter of fiscal 2004, the Company learned that two former employees, who were principals in a small business MAXIMUS acquired in 2000, had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. The equipment was leased from Solarcom LLC which, in turn, assigned certain of the payments under the leases to Fleet Business Credit LLC (“Fleet”) and De Lage Landen Financial Services, Inc. (“De Lage Landen”).  The Company did not have knowledge of the leases or guarantees, and much of the equipment appears to have been used in businesses unrelated to MAXIMUS. Solarcom demanded approximately $31.0 million from MAXIMUS under the guarantees, which amount represented the remaining payments under the leases.

On August 6, 2004, De Lage Landen sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking recovery of damages, and Solarcom asserted a cross-claim against MAXIMUS.  Solarcom and De Lage Landen subsequently reached an agreement whereby De Lage Landen dismissed its claims against Solarcom without prejudice and Solarcom was realigned as a plaintiff in the lawsuit.  The amount claimed by De Lage Landen was part of the approximately $31.0 million originally demanded by Solarcom.

In order to avoid the uncertainty of a jury trial and the expense of protracted litigation, in

September 2005 the Company settled the claim by De Lage Landen, and the Pennsylvania action has been dismissed.  The confidential settlement was entered into without admission of fault or liability by the Company.  The Solarcom claim against the Company in the Pennsylvania action was dismissed without prejudice with the understanding that Solarcom would amend its claim in the ongoing Georgia action (described below) to include the damages it originally sought in the Pennsylvania matter.  The Company believes that the settled De Lage Landen claim represented about 45% of the original $31.0 million in claims against the Company arising out of this matter.

In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount includes the settlement amount paid to De Lage Landen and the associated legal expenses for the fiscal year, as well as a liability for estimated probable future defense costs of the ongoing Georgia lawsuit.

Solarcom filed suit against MAXIMUS on August 17, 2004 in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  No date has been set yet for a trial in the Georgia action.  The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million, which includes alleged late fees and interest on the lease payments.

The Company believes that the circumstances related to the ongoing Georgia lawsuit are unique and that it is not possible at this time to determine the ultimate loss that may be incurred, if any.  The Georgia suit involves a different jurisdiction, different party (Fleet), different facts (including due diligence activities), and a different procedural posture (Solarcom has not been realigned as a plaintiff in Georgia).   Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company continues to believe that it is not liable under the guarantees and will continue to vigorously contest the Georgia matter. Accordingly, no provision for settlement or unfavorable outcome of the Georgia lawsuit has been made at this time.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that the remaining claims in Georgia will have a material adverse effect on its financial condition or results of operations.

(b) In October 2004, MAXIMUS received a subpoena from the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily in the area of assisting in the submission and payment of federal Medicaid reimbursement claims prepared on behalf of the District of Columbia. The U.S. Attorney’s Office appears to be investigating issues pertaining to compliance with federal health care laws. MAXIMUS does not believe it has violated those laws and is cooperating fully with the U.S. Attorney’s Office. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

(c) In June 2005, MAXIMUS received a subpoena from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicate that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management

Services. Although there can be no assurance of a favorable outcome, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

Employment Agreements

The Company has employment agreements with 11 of its executives and other employees with terms of the employment obligations ending between 2006 and 2008.

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

For the years ended September 30, 2004 and 2005, the Company derived approximately 14% and 16%, respectively, of its consolidated revenue from contracts with a single state customer, principally within our Operations Segment. For fiscal year 2003, there was no revenue from transactions with a single federal, state or local customer amounting to 10% or more of the Company’s consolidated revenue.

16.  Business Segments

The following table provides certain financial information for each business segment (in thousands):

	2003	2004	2005
Revenue:
Consulting	$102,620	$103,312	$107,339
Systems	133,446	139,057	137,081
Operations	322,217	361,405	403,118
Total	$558,283	$603,774	$647,538

Income from operations:
Consulting	$15,599	$10,977	$10,725
Systems	15,272	15,352	11,363
Operations	25,059	35,117	38,508
Consolidating adjustments	1,112	1,600	2,678
Legal settlement expense	—	—	(7,000)
Total	$57,042	$63,046	$56,274

Identifiable assets:
Consulting	$62,759	$68,922	$71,924
Systems	106,042	116,901	120,646
Operations	105,380	118,697	142,326
Corporate	140,839	160,227	199,666
Total	$415,020	$464,747	$534,562

Depreciation and amortization:
Consulting	$1,741	$1,962	$2,788
Systems	5,136	5,577	5,934
Operations	2,776	3,587	4,599
Corporate	1,577	2,024	1,824
Total	$11,230	$13,150	$15,145

Revenue from foreign operations was approximately $26.7 million, $30.0 million and $49.7 million for fiscal years 2003, 2004 and 2005, respectively. Total assets of foreign operations were approximately $18.7 million and $40.2 million at September 30, 2004 and 2005, respectively.

17.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2004 and 2005. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004
	(In thousands, except per share data)
Fiscal Year 2004

Revenue:
Consulting	$26,672	$24,764	$25,150	$26,726
Systems	33,293	36,476	36,778	32,510
Operations	78,929	89,467	98,230	94,779
Total revenue	138,894	150,707	160,158	154,015

Gross profit	42,583	44,631	45,462	43,891

Selling, general and administrative expenses	27,652	29,253	29,340	27,276

Income from operation:
Consulting	3,682	1,615	1,965	3,715
Systems	3,431	4,790	4,195	2,936
Operations	7,656	8,542	9,425	9,494
Consolidating adjustments	162	431	537	470
Total income from operations	14,931	15,378	16,122	16,615

Net income	9,149	9,507	9,930	10,188

Earnings per share:
Basic	$0.43	$0.44	$0.46	$0.47
Diluted	$0.42	$0.43	$0.45	$0.47

	Quarter Ended
	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005
	(In thousands, except per share data)
Fiscal Year 2005

Revenue:
Consulting	$24,396	$25,394	$30,149	$27,400
Systems	34,801	33,710	34,237	34,333
Operations	93,298	94,947	109,272	105,601
Total revenue	152,495	154,051	173,658	167,334

Gross profit	44,405	43,715	47,231	44,599

Selling, general and administrative expenses	29,450	28,373	30,681	28,172

Income from operations (1):
Consulting	1,004	827	4,742	4,152
Systems	5,048	3,163	1,442	1,710
Operations	8,299	10,493	9,644	10,072
Consolidating adjustments	604	859	722	493
Legal settlement expense	(99)	(341)	(1,060)	(5,500)
Total income from operations	14,856	15,001	15,490	10,927

Net income	9,049	9,500	10,115	7,405

Earnings per share:
Basic	$0.42	$0.45	$0.47	$0.35
Diluted	$0.42	$0.44	$0.47	$0.34

(1)   Certain reclassifications have been made in the fiscal 2005 quarterly amounts to conform to the current presentation of legal settlement expense.

18.  Recent Accounting Pronouncements

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

The Company plans to use the modified prospective method to adopt the requirements of Statement 123(R).

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) will depend on levels of share-based payments granted in the future; however, the Company expects the impact of adoption to be approximately $0.04 per diluted share for the quarter ended December 31, 2005. Had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our consolidated financial statements.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce the amount we report as net operating cash flows and increase the amount we report as net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.8 million, $3.9 million and $3.0 million for the fiscal years ended September 30, 2003, 2004 and 2005, respectively.

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that as of September 30, 2005, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting is included following this Item 9A.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

MAXIMUS, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MAXIMUS, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MAXIMUS, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005 of MAXIMUS, Inc. and our report dated November 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 22, 2005

ITEM 9B.                    Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 22, 2006 (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the information disclosed in this Item below, the information required by this Item is incorporated by reference to the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the shareholders (2)	2,326,369		$28.67	766,030

Equity compensation plans/arrangements not approved by the shareholders	3,452	(3)	$12.31	—

Total	2,329,821		$28.65	766,030

(1)   In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2005, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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
The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 2005.

MAXIMUS, Inc.

By:	/s/ LYNN P. DAVENPORT
Lynn P. Davenport
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LYNN P. DAVENPORT	Chief Executive Officer and Director	December 12, 2005
Lynn P. Davenport	(Principal Executive Officer)

/s/ RICHARD A. MONTONI	Chief Financial Officer (Principal Financial	December 12, 2005
Richard A. Montoni	and Accounting Officer)

/s/ PETER B. POND	Chairman of the Board of Directors	December 12, 2005
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	December 12, 2005
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	December 12, 2005
John J. Haley

/s/ PAUL R. LEDERER	Director	December 12, 2005
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	December 12, 2005
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	December 12, 2005
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 12, 2005
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 12, 2005
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. (1)

3.2	Amended and Restated By-laws of the Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan, as amended. (5)*

10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (6)*

10.5	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (7)*

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

24.1	Power of Attorney, contained on signature page hereto.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Important Factors Regarding Forward Looking Statements. Filed herewith.

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

(5)           Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-122711) on February 10, 2005 and incorporated herein by reference.

(6)           Filed as an exhibit to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-12997) on May 14, 2002 and incorporated herein by reference.

(7)           Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21611) on February 12, 1997 and incorporated herein by reference.