Form 10-Q
period 2005-12-31
MAXIMUS INC
filed 2006-02-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

Commission File Number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11419 Sunset Hills Road Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                                                          Accelerated filer   ☒                                                                                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of January 31, 2006, there were 21,481,067 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2005

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2005
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,073	$36,707
Marketable securities	119,290	135,665
Restricted cash	2,193	2,201
Accounts receivable – billed, net of reserves of $6,013 and $8,036	124,477	123,580
Accounts receivable – unbilled	43,774	47,194
Deferred income taxes	—	2,367
Prepaid expenses and other current assets	7,270	7,462
Total current assets	356,077	355,176
Property and equipment, at cost	64,730	68,322
Less accumulated depreciation and amortization	(33,574)	(35,717)
Property and equipment, net	31,156	32,605
Capitalized software	40,770	42,650
Less accumulated amortization	(16,817)	(18,250)
Capitalized software, net	23,953	24,400
Deferred contract costs, net	22,162	29,234
Goodwill	86,832	86,832
Intangible assets, net	7,756	7,247
Other assets, net	6,626	6,685
Total assets	$534,562	$542,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,151	$40,700
Accrued compensation and benefits	26,828	21,371
Deferred revenue	32,898	38,315
Income taxes payable	4,695	4,633
Deferred income taxes	277	—
Current portion of capital lease obligations	1,502	1,517
Other accrued liabilities	3,386	2,306
Total current liabilities	107,737	108,842
Capital lease obligations, less current portion	3,606	3,221
Deferred income taxes	17,225	19,739
Other liabilities	40	—
Total liabilities	128,608	131,802
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,451,302 and 21,388,592 shares issued and outstanding at September 30, 2005 and December 31, 2005, at stated amount, respectively	150,883	149,345
Accumulated other comprehensive loss	(522)	(1,321)
Retained earnings	255,593	262,353
Total shareholders’ equity	405,954	410,377
Total liabilities and shareholders’ equity	$534,562	$542,179

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2004	2005
Revenue	$152,495	$162,726
Cost of revenue	108,090	117,980
Gross profit	44,405	44,746
Selling, general and administrative expenses	29,450	31,564
Legal expense	99	500
Income from operations	14,856	12,682
Interest and other income, net	100	2,038
Income before income taxes	14,956	14,720
Provision for income taxes	5,907	5,814
Net income	$9,049	$8,906

Earnings per share:
Basic	$0.43	$0.42
Diluted	$0.42	$0.41

Dividends per share	$—	$0.10

Weighted average shares outstanding:
Basic	21,307	21,432
Diluted	21,551	21,908

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2005
Cash flows from operating activities:
Net income	$9,049	$8,906

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,739	2,202
Amortization	1,753	1,942
Deferred income taxes	496	(130)
Tax benefit due to option exercises and restricted stock units vesting	224	—
Non-cash equity based compensation	316	1,333
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(7,368)	897
Accounts receivable - unbilled	344	(3,421)
Prepaid expenses and other current assets	2,208	(192)
Deferred contract costs	608	(7,073)
Other assets	495	(707)
Accounts payable	(1,298)	2,548
Accrued compensation and benefits	(1,651)	(5,457)
Deferred revenue	218	5,417
Income taxes payable	3,054	(62)
Other liabilities	(102)	(1,127)
Net cash provided by operating activities	10,085	5,076
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(257)	—
Purchases of property and equipment	(1,817)	(3,651)
Capitalized software costs	(2,888)	(1,880)
Increase in marketable securities	—	(16,525)
Other	328	—
Net cash used in investing activities	(4,634)	(22,056)
Cash flows from financing activities:
Employee stock transactions	1,937	1,532
Repurchases of common stock	(4,280)	(4,315)
Payments on capital lease obligations	(405)	(370)
Tax benefit due to option exercises and restricted stock units vesting	—	(87)
Cash dividends paid	—	(2,146)

Net cash used in financing activities	(2,748)	(5,386)

Net increase (decrease) in cash and cash equivalents	2,703	(22,366)

Cash and cash equivalents, beginning of period	91,854	59,073

Cash and cash equivalents, end of period	$94,557	$36,707

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2005 and 2004

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months ended December 31, 2005 include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the audited financial statements at September 30, 2005 and 2004 and for each of the three years in the period ended September 30, 2005, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (File No. 1-12997) filed with the Securities and Exchange Commission on December 12, 2005.

Legal Expense

Legal expense consists of costs regarding significant legal settlements and non-routine legal matters, including future legal cost estimated to be incurred in connection with those matters.  Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At December 31, 2005, the Board of Directors had reserved 6.6 million shares of common stock for issuance under the Company’s stock option plans. At December 31, 2005, approximately 0.8 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is amortized to expense over the vesting period. Compensation expense recognized related to RSUs was approximately $0.3 million and $0.4 million for the three months ended December 31, 2004 and 2005, respectively.

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

Under the modified-prospective-transition method, compensation cost recognized in the three months ended December 31, 2005 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before income taxes and net income for the three months ended December 31, 2005 were approximately $0.9 million and $0.5 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended December 31, 2005 would have been $0.44 and $0.43, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.42 and $0.41, respectively.

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $0.9 million for the three months ended December 31, 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.4 million for the three months ended December 31, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R).

(in thousands, except per share data)	Three Months Ended December 31, 2004
Net income, as reported	$9,049
Add: Stock-based compensation expense included in reported net income, net of taxes	191
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,035)
Net income, as adjusted	$8,205

Earnings per share:
Basic – as reported	$0.43
Basic – as adjusted	$0.39

Diluted – as reported	$0.42
Diluted – as adjusted	$0.38

The Company utilizes the Black-Scholes option pricing method to establish the fair value of all option grants. During the three months ended December 31, 2005, we granted 101,332 stock options with a weighted average exercise price of $34.89 and a weighted average fair value of $12.75. The following assumptions were used for options granted this quarter:

Dividend yield	1.20%
Risk-free interest rate	4.39%
Expected volatility	38.8%
Expected life of option term (in years)	5.0

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the three months ended December 31, 2005 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at September 30, 2005	2,297,361	$28.65
Granted	101,332	34.89
Exercised	(40,154)	36.75
Forfeited or expired	(139,692)	31.16
Outstanding at December 31, 2005	2,218,847	28.72

Exercisable at December 31, 2005	1,439,432	26.24

The intrinsic value of exercisable stock options at December 31, 2005 was approximately $15.2 million with a weighted average remaining life of 5.7 years. The total intrinsic value of stock options exercised during the three months ended December 31, 2005 was approximately $0.2 million. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2005 was $12.75. The total fair value of stock options which vested during the three months ended December 31, 2005 was approximately $0.6 million.

A summary of the Company’s RSU activity for the three months ended December 31, 2005 is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2005	228,243	$32.69
Granted	5,000	35.01
Vested	—	—
Forfeited or expired	(9,681)	32.09
Non-vested shares outstanding at December 31, 2005	223,562	32.75

As of December 31, 2005, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $6.9 million and $6.5 million, respectively.

The Company also offers an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP offerings are included in the Company’s stock-based compensation expense.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows.

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months ended December 31, 2004 and 2005 are as follows:

	Three months Ended December 31,
(in thousands)	2004	2005
Net income	$9,049	$8,906
Foreign currency translation adjustments	60	(649)
Unrealized investment gains (loss)	236	(7)
Reclassification adjustment for gains realized in net income, net of tax effect of $93	—	(143)
Comprehensive income	$9,345	$8,107

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include system development and facility build-out costs totaling $29.0 million and $38.4 million at September 30, 2005 and December 31, 2005, respectively, of which $7.6 million consist of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $6.8 million and $9.2 million, at September 30, 2005 and December 31, 2005, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the three months ended December 31, 2005 are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2005	$6,825	$45,196	$34,811	$86,832
Goodwill activity during period	—	—	—	—
Balance as of December 31, 2005	$6,825	$45,196	$34,811	$86,832

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2005			As of December 31, 2005
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,475	$3,141	$334	$3,475	$3,178	$297
Technology-based intangibles	4,870	1,644	3,226	4,870	1,866	3,004
Customer contracts and relationships	7,475	3,279	4,196	7,475	3,529	3,946
Total	$15,820	$8,064	$7,756	$15,820	$8,573	$7,247

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.5 million for each of the three months ended December 31, 2004 and 2005, respectively. The estimated amortization expense for the years ending September 30, 2006, 2007, 2008, 2009 and 2010 is $2.0 million, $2.0 million, $1.6 million, $1.1 million, and $0.4 million, respectively.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have either individually or in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.

(a) In the third quarter of fiscal 2004, the Company learned that two former employees, who were principals in a small business MAXIMUS acquired in 2000, had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. The equipment was leased from Solarcom LLC which, in turn, assigned certain of the payments under the leases to various financial institutions including Fleet Business Credit LLC (“Fleet”). The Company did not have knowledge of the leases or guarantees, and much of the equipment appears to have been used in businesses unrelated to MAXIMUS. When the leases went into default, Solarcom demanded payment of the remaining amounts due under the leases from MAXIMUS based on the guarantees.

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004 in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  No date has been set yet for a trial in the Georgia action.  The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million against MAXIMUS, which includes the remaining lease payments, late fees and interest.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc. which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the ongoing Georgia lawsuit.

Apart from the anticipated legal defense costs, we are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company continues to believe that it is not liable under the guarantees and will continue to vigorously contest the Georgia matter. Accordingly, no provision for settlement or unfavorable outcome of the Georgia lawsuit has been made at this time.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that the claims in Georgia will have a material adverse effect on its financial condition or results of operations.

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to MAXIMUS’ compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have initiated an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we have recorded a charge of $0.5 million in connection with this matter for the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

(c) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office have indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome and we are unable to quantify the probability or magnitude of any expenditures we may incur in connection with this matter, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at December 31, 2005.  Additionally, at December 31, 2005, the Company had performance bond commitments totaling approximately $110.2 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $5.1 million and $4.7 million were outstanding related to these lease arrangements for new equipment at September 30, 2005 and December 31, 2005, respectively.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2004	2005
Numerator:
Net income	$9,049	$8,906

Denominator:
Basic weighted average shares outstanding	21,307	21,432

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	244	476
Denominator for diluted earnings per share	21,551	21,908

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2005, the Company repurchased 118,400 shares. At December 31, 2005, $26.4 million remained authorized for future stock repurchases under the program.

8. Segment Information

Effective October 1, 2005, we implemented certain internal organizational changes to better manage our business. The amounts for the three months ended December 31, 2004 in the table below reflect the change in the composition of our reportable segments as if we had operated under the new organizational structure during those periods. The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2004	2005
Revenue:
Consulting	$24,064	23,635
Systems	32,838	36,290
Operations	95,593	102,801
Total	$152,495	$162,726

Income from Operations:
Consulting	$2,290	$2,536
Systems	4,926	3,887
Operations	7,135	6,068
Consolidating adjustments	604	691
Legal expense	(99)	(500)
Total	$14,856	$12,682

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the Securities and Exchange Commission on December 12, 2005.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2005, we had revenue of $647.5 million and net income of $36.1 million. For the three months ended December 31, 2005, we had revenue of $162.7 million and net income of $8.9 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended December 31,
(dollars in thousands, except per share data)	2004	2005

Revenue	$152,495	$162,726
Gross profit	$44,405	$44,746
Legal expense	$99	$500
Operating income	$14,856	$12,682

Operating margin percentage	9.7%	7.8%

Selling, general and administrative expense	$29,450	$31,564
Selling, general and administrative expense as a percentage of revenue	19.3%	19.4%

Net income	$9,049	$8,906

Earnings per share:
Basic	$0.43	$0.42
Diluted	$0.42	$0.41

Our consolidated revenue increased 6.7% for the three months ended December 31, 2005 compared to the same period in fiscal 2005. As discussed in more detail below, the increase in revenue was attributable primarily to results from our Operations Segment.

Our operating margin was 7.8% for the three months ended December 31, 2005, compared to 9.7% for the same period in fiscal 2005. This overall lower margin was primarily attributable to (1) the previously expected loss on the British Columbia Health Operations contract, which enrolls British Columbia citizens into health insurance programs and was launched on April 1, 2005, (2) the impact of $0.5 million in legal expenses as a result of the Company’s initiation of an internal review related to the U.S. Department of Justice subpoena requesting records pertaining to work in the District of Columbia in the area of Medicaid reimbursement claims, and (3) the impact of recognizing the fair value of stock options as expense, as discussed in more detail below.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A increased for the three months ended December 31, 2005 compared to the same period in fiscal 2005. However, our SG&A as a percentage of revenue remained flat at approximately 19.4% for the three months ended December 31, 2005 compared to 19.3% for the same period in fiscal 2005.

Also included in SG&A was approximately $1.3 million and $0.3 million of non-cash equity-based compensation expense for each of the three months ended December 31, 2005 and 2004, respectively. Prior to fiscal 2006, this expense related to restricted stock units issued by the Company. Beginning in fiscal 2006, this expense relates to stock options granted and restricted stock units issued. In future periods, the quarterly expense related to these stock options and restricted stock units is estimated to be approximately $1.3 million, which amount may increase if certain earnings targets are achieved and restricted stock unit vesting is accelerated.

Our provision for income taxes for each of the three months ended December 31, 2005 and 2004 was 39.5% of income before income taxes.

Net income for the three months ended December 31, 2005 was $8.9 million, or $0.41 per diluted share, compared with net income of $9.0 million, or $0.42 per diluted share, for the same period in fiscal 2005. The change in net income is attributed primarily to the impact of recognizing the fair value of stock options as expense, certain legal expenses as discussed above, and the segment results as discussed in more detail below.

Consulting Segment

	Three months ended December 31,
(dollars in thousands)	2004	2005

Revenue	$24,064	$23,635
Gross profit	10,420	10,196
Operating income	2,290	2,536

Operating margin percentage	9.5%	10.7%

The Consulting Segment is comprised of the management and financial services practice area, which includes revenue maximization services, technology support, cost services, child welfare, Unison (airport financial consulting) and educational services (school-based claiming). For the three months ended December 31, 2005, revenue from our Consulting Segment decreased 1.8% compared to the same period in fiscal 2005. This decrease was primarily attributable to lower revenue contribution from the cost services division. Operating margin increased 120 basis points to 10.7% for the three months ended December 31, 2005 compared to 9.5% for the same period in fiscal 2005. This increase was primarily attributable to profit improvement in the revenue services division.

Systems Segment

	Three months ended December 31,
(dollars in thousands)	2004	2005

Revenue	$32,838	$36,290
Gross profit	14,030	13,870
Operating income	4,926	3,887

Operating margin percentage	15.0%	10.7%

The Systems Segment develops and implements both third party and proprietary software such as justice, asset, student information systems and enterprise resource planning (ERP) solutions and provides system development and integration from the security solutions division. Revenue from our Systems Segment increased 10.5% for the three months ended December 31, 2005 compared to the same period in fiscal 2005. This increase was primarily attributable to new work in ERP, asset solutions and educational systems, over the same period a year ago. Operating margin decreased to 10.7% for the three months ended December 31, 2005 from 15.0% for the same period in fiscal 2005. This decrease was primarily due to lower license revenue in justice solutions and lower profit in security solutions, which benefited from higher income on a contract in the first quarter of 2005.

Operations Segment

	Three months ended December 31,
(dollars in thousands)	2004	2005

Revenue	$95,593	$102,801
Gross profit	19,955	20,680
Operating income	7,135	6,068

Operating margin percentage	7.5%	5.9%

The Operations Segment includes our health operations, human services operations and federal outsourcing work. Revenue from our Operations Segment increased 7.5% for the three months ended December 31, 2005 compared to the same period in fiscal 2005. This increase was primarily attributable to the British Columbia Health Operations project, which had commenced operations on April 1, 2005. Operating margin decreased to 5.9% for the three months ended December 31, 2005 from 7.5% for the same period in fiscal 2005. This decrease was primarily attributable to the previously anticipated loss on the British Columbia Health Operations contract.  The Company expects that the British Columbia contract will not achieve profitability until the later part of fiscal 2006 or possibly not until fiscal 2007.

Other Income, Net

	Three months ended December 31,
(dollars in thousands)	2004	2005

Interest and other income, net	$100	$2,038

Percentage of revenue	0.0%	1.2%

The overall increase in interest and other income for the three months ended December 31, 2005 compared to the same period in fiscal 2005 was due primarily to higher interest rates earned on our increased invested cash, as well as $0.6 million of foreign transaction gains and $0.2 million of realized gains on sales of marketable securities.  Additionally, interest and other income for the three months ended December 31, 2004 included the recognition of losses from certain marketable securities.

Liquidity and Capital Resources

	Three months ended December 31,
	2004	2005
	(dollars in thousands)

Net cash provided by (used in):
Operating activities	$10,085	$5,076
Investing activities	(4,634)	(22,056)
Financing activities	(2,748)	(5,386)
Net increase in cash and cash equivalents	$2,703	$(22,366)

For the three months ended December 31, 2005, cash provided by our operations was $5.1 million as compared to $10.1 million for the same period in fiscal 2005. Cash provided by operating activities for the three months ended December 31, 2005 consisted of net income of $8.9 million and non-cash items aggregating $5.3 million, plus cash used by working capital of $9.1 million. Non-cash items consisted of $4.1 million of depreciation and amortization, $(0.1) million from deferred income tax expense and $1.3 million from non-cash equity based compensation. The net cash used by working capital changes reflected a decrease in accounts receivable-billed, net, of $0.9 million, an increase in accounts payable of $2.5 million and an increase in deferred revenue of $5.4 million, offset by increases in accounts receivable-unbilled of $3.4 million, prepaid expenses of $0.2 million, deferred contract costs of $7.1 million, and decreases in accrued compensation of $5.4 million. Other working capital changes using cash were increases in other assets of $0.7 million and decreases in other liabilities of $1.1 million.

For the three months ended December 31, 2004, cash provided by our operations was $10.1 million as compared to $16.0 million for the same period in fiscal 2004. Cash provided by operating activities for the three months ended December 31, 2004 consisted of net income of $9.0 million and non-cash items aggregating $4.5 million, less cash used for working capital of $3.5 million. Non-cash items consisted of $3.5 million of depreciation and amortization, $0.2 million from the income tax benefit of option exercises, $0.5 million from deferred income tax benefits, and $0.3 million from non-cash equity based compensation. The net cash used for working capital changes reflected increases in accounts receivable-billed, net, of $7.4 million, decreases in accounts payable of $1.3 million, accrued compensation of $1.6 million and other liabilities of $0.1 million, offset by decreases in prepaid expenses of $2.2 million, deferred contract costs of $0.6 million and an increase in income taxes payable of $3.1 million. Other working capital changes providing cash were the increase in deferred revenue of $0.2 million, and decreases in other assets of $0.5 million and accounts receivable-unbilled of $0.3 million.

For the three months ended December 31, 2005, cash used in investing activities was $22.1 million as compared to $4.6 million for the same period in fiscal 2005. Cash used in investing activities for the three months ended December 31, 2005 consisted of $16.5 million in purchases of marketable securities, $1.9 million in expenditures for capitalized software costs, and $3.7 million in purchases of property and equipment. Cash used in investing activities for the three months ended December 31, 2004 primarily consisted of expenditures for capitalized software costs of $2.9 million, purchases of property and equipment of $1.8 million, and business acquisitions of $0.3 million, offset by a $0.4 million decrease in other items.

For the three months ended December 31, 2005, cash used in financing activities was $5.4 million as compared to $2.7 million for the same period in fiscal 2005. Cash used in financing activities for the three months ended December 31, 2005 consisted of $4.3 million of common stock repurchases, $0.4 million of principal payments on capital leases and $2.1 million of dividends paid, offset by $1.5 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for the three months ended December 31, 2004 primarily consisted of $4.3 million of common stock repurchases and $0.4 million of principal payments on capital leases, offset by $1.9 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2005, we repurchased 118,400 shares. At December 31, 2005, $26.4 million remained available for future stock repurchases under the program.

Our working capital at December 31, 2005 was $246.3 million. At December 31, 2005, we had cash, cash equivalents, and marketable securities of $172.4 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2005, approximately $29.2 million in net costs had been incurred and reported as deferred contract costs on our December 31, 2005 consolidated balance sheet. Also under the provisions of a long-term contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with all covenants at December 31, 2005.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At December 31, 2005, capital lease obligations of $4.7 million were outstanding related to these lease arrangements for new equipment.

At December 31, 2005 and September 30, 2005, we classified accounts receivable of $6.5 million, net of a $1.1 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

On January 24, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2006 to shareholders of record on February 15, 2006.

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

We believe that we have limited off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds or letters of credit. Also, we do not speculate in derivative transactions.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have either individually or in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.

(a) In the third quarter of fiscal 2004, the Company learned that two former employees, who were principals in a small business MAXIMUS acquired in 2000, had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. The equipment was leased from Solarcom LLC which, in turn, assigned certain of the payments under the leases to various financial institutions including Fleet Business Credit LLC (“Fleet”). The Company did not have knowledge of the leases or guarantees, and much of the equipment appears to have been used in businesses unrelated to MAXIMUS. When the leases went into default, Solarcom demanded payment of the remaining amounts due under the leases from MAXIMUS based on the guarantees.

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004 in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  No date has been set yet for a trial in the Georgia action.  The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million against MAXIMUS, which includes the remaining lease payments, late fees and interest.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc. which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the ongoing Georgia lawsuit.

Apart from the anticipated legal defense costs, we are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time. Because the guarantees were fraudulently signed, and because the leasing company did not perform appropriate due diligence, the Company continues to believe that it is not liable under the guarantees and will continue to vigorously contest the Georgia matter. Accordingly, no provision for settlement or unfavorable outcome of the Georgia lawsuit has been made at this time.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution. Although there can be no assurance of a favorable outcome, the Company does not believe that the claims in Georgia will have a material adverse effect on its financial condition or results of operations.

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have initiated an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we have recorded a charge of $0.5 million in connection with this matter for the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

(c) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office have indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome and we are unable to quantify the probability or magnitude of any expenditures we may incur in connection with this matter, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
October 1, 2005 – October 31, 2005	15,000	$34.88	15,000	$29,037

Nov. 1, 2005 – Nov. 30, 2005	50,000	$36.56	50,000	$27,363

Dec. 1, 2005 – Dec. 31, 2005	53,400	$36.67	53,400	$26,403

Total	118,400	$36.40	118,400

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

MAXIMUS, INC.

Date: February 8, 2006	By:	/s/ Richard A. Montoni
Richard A. Montoni
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

99.1	Special Considerations and Risk Factors.