Form 10-Q
period 2006-03-31
MAXIMUS INC
filed 2006-05-09
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 1, 2006, there were 21,440,880 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2005, and March 31, 2006 (unaudited)

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended March 31, 2005, and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005, and 2006 (unaudited)

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 6.	Exhibits.

Signature

Exhibit Index

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc., and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2005	March 31, 2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,073	$38,436
Marketable securities	119,290	136,665
Restricted cash	2,193	2,034
Accounts receivable — billed, net of reserves of $6,013 and $7,336	124,477	139,633
Accounts receivable — unbilled	43,774	46,223
Deferred income taxes	—	7,102
Prepaid expenses and other current assets	7,270	6,844
Total current assets	356,077	376,937

Property and equipment, at cost	64,730	70,691
Less accumulated depreciation and amortization	(33,574)	(37,806)
Property and equipment, net	31,156	32,885
Capitalized software	40,770	44,993
Less accumulated amortization	(16,817)	(19,638)
Capitalized software, net	23,953	25,355
Deferred contract costs, net	22,162	33,675
Goodwill	86,832	86,832
Intangible assets, net	7,756	6,738
Other assets, net	6,626	6,718

Total assets	$534,562	$569,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,151	$46,825
Accrued compensation and benefits	26,828	23,826
Deferred revenue	32,898	47,435
Income taxes payable	4,695	5,128
Deferred income taxes	277	—
Current portion of capital lease obligations	1,502	1,532
Other accrued liabilities	3,386	2,267
Total current liabilities	107,737	127,013
Capital lease obligations, less current portion	3,606	2,833
Deferred income taxes	17,225	21,830
Other liabilities	40	—

Total liabilities	128,608	151,676

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,451,302 and 21,363,359 shares issued and outstanding at September 30, 2005, and March 31, 2006, respectively	150,883	149,425
Accumulated other comprehensive loss	(522)	(1,038)
Retained earnings	255,593	269,077

Total shareholders’ equity	405,954	417,464

Total liabilities and shareholders’ equity	$534,562	$569,140

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Revenue	$154,051	$179,773	$306,546	$342,499

Cost of revenue	110,336	134,441	218,426	252,421

Gross profit	43,715	45,332	88,120	90,078

Selling, general and administrative expenses	28,373	30,886	57,823	62,450

Legal expense	341	725	440	1,225

Income from operations	15,001	13,721	29,857	26,403

Interest and other income, net	703	940	803	2,978

Income before income taxes	15,704	14,661	30,660	29,381

Provision for income taxes	6,204	5,791	12,111	11,605

Net income	$9,500	$8,870	$18,549	$17,776

Earnings per share:

Basic	$0.45	$0.41	$0.87	$0.83

Diluted	$0.44	$0.41	$0.86	$0.81

Dividends per share	$0.10	$0.10	$0.10	$0.20

Weighted average shares outstanding:

Basic	21,304	21,421	21,305	21,427

Diluted	21,612	21,888	21,578	21,892

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31
	2005	2006
Cash flows from operating activities:
Net income	$18,549	$17,776

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,423	4,475
Amortization	3,519	3,839
Deferred income taxes	6,415	(2,774)
Tax benefit due to option exercises and restricted stock units vesting	1,086	—
Non-cash equity based compensation	555	2,687

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable — billed	(3,620)	(15,156)
Accounts receivable — unbilled	(5,820)	(2,449)
Prepaid expenses and other current assets	3,210	427
Deferred contract costs	(4,510)	(11,513)
Other assets	452	(459)
Accounts payable	7,392	8,674
Accrued compensation and benefits	47	(3,002)
Defered revenue	5,533	14,537
Income taxes payable	1,181	432
Other liabilities	(232)	(999)
Net cash provided by operating activities	37,180	16,495

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(651)	—
Purchases of property and equipment	(3,550)	(6,204)
Capitalized software costs	(5,746)	(4,223)
Increase in marketable securities	(35,465)	(17,525)
Other	442	—

Net cash used in investing activities	(44,970)	(27,952)

Cash flows from financing activities:
Employee stock transactions	4,739	4,217
Repurchases of common stock	(7,683)	(9,266)
Payments on capital lease obligations	(816)	(743)
Tax benefit due to option exercises and restricted stock units vesting	—	904
Cash dividends paid	(2,131)	(4,292)

Net cash used in financing activities	(5,891)	(9,180)

Net decrease in cash and cash equivalents	(13,681)	(20,637)

Cash and cash equivalents, beginning of period	91,854	59,073

Cash and cash equivalents, end of period	$78,173	$38,436

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months and Six Months Ended March 31, 2006, and 2005

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and six months ended March 31, 2005, and 2006, include a majority (55%) owned international subsidiary in Israel.

These financial statements should be read in conjunction with the audited financial statements at September 30, 2005, and 2004, and for each of the three years in the period ended September 30, 2005, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, (File No. 1-12997) filed with the Securities and Exchange Commission on December 12, 2005.

Legal Expense

Legal expense consists of costs regarding significant legal settlements and non-routine legal matters, including future legal cost estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees, and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At March 31, 2006, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock option plans. At March 31, 2006, approximately 2.2 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and six months ended March 31, 2006, compensation expense recognized related to RSUs was approximately $.03 million and $0.5 million respectively, compared to $0.2 million and $0.6 million over the same time periods in fiscal 2005.

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

Under the modified-prospective-transition method, compensation cost recognized in the three months and six months ended March 31, 2006, included (i) compensation cost for all share-based payments granted prior to but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before income taxes for the three months and six months ended March 31, 2006, was approximately $1.3 million and $2.2 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three and six months ended March 31, 2006, was approximately $0.8 million and $1.3 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.45 and $0.44, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.41 and $0.41, respectively. Basic and diluted earnings per share for the six months ended March 31, 2006, would have been $0.89 and $0.87, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.83 and $0.81, respectively.

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $1.3 million and $2.2 million for the three months and six months ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.5 million and $0.9 million for the three months and six months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R).

	Ended March 31, 2005
(in thousands, except per share data)	Three Months	Six Months
Net income, as reported	$9,500	$18,549
Add: Stock-based compensation expense included in reported net income, net of taxes	144	335
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,138)	(2,173)
Net income, as adjusted	$8,506	$16,711

Earnings per share:
Basic — as reported	$0.45	$0.87
Basic — as adjusted	$0.40	$0.78

Diluted — as reported	$0.44	$0.86
Diluted — as adjusted	$0.39	$0.77

The Company utilizes the Black-Scholes option pricing method to establish the fair value of all option grants. During the three months and six months ended March 31, 2006, we granted 118,901 and 220,233 stock options, respectively, with a weighted average exercise price of $36.60 and $35.81, respectively, and a weighted average fair value of $12.08 and $12.39, respectively. The following assumptions were used for options granted this quarter:

Dividend yield	1.09%
Risk-free interest rate	4.38%
Expected volatility	36.62%
Expected life of option term (in years)	4.25

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the six months ended March 31, 2006, is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at September 30, 2005	2,297,361	$28.65
Granted	220,233	35.81
Exercised	(145,866)	37.37
Forfeited or expired	(145,555)	31.05
Outstanding at March 31, 2006	2,226,173	29.19

Exercisable at March 31, 2006	1,498,446	$26.90

The intrinsic value of exercisable stock options at March 31, 2006, was approximately $13.9 million with a weighted average remaining life of 5.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006, was approximately $1.03 million. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006, was $12.08. The total fair value of stock options which vested during the three months ended March 31, 2006, was approximately $3.6 million.

A summary of the Company’s RSU activity for the six months ended March 31, 2006, is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2005	228,243	$32.69
Granted	30,988	34.58
Vested	(41,790)	35.98
Forfeited or expired	(17,679)	32.24
Non-vested shares outstanding at March 31, 2006	199,762	$32.27

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $9.5 million and $6.4 million, respectively.

The Company also offers an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases are included in the Company’s stock-based compensation expense.

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

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months and six months ended March 31, 2005, and 2006, are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2005	2006	2005	2006
Net income	$9,500	$8,870	$18,549	$17,776
Foreign currency translation adjustments	(29)	283	31	(366)
Unrealized investment gains (loss)	(11)	—	51	(7)
Reclassification adjustment for gains/losses realized in net income, net of tax	—	—	174	(143)
Comprehensive income	$9,460	$9,153	$18,805	$17,260

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs included system development and facility build-out costs totaling $29.0 million and $45.9 million at September 30, 2005, and March 31, 2006, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $6.8 million and $12.2 million, at September 30, 2005, and March 31, 2006, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the six months ended March 31, 2006, are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2005	$6,825	$45,196	$34,811	$86,832
Goodwill activity during period	—	—	—	—
Balance as of March 31, 2006	$6,825	$45,196	$34,811	$86,832

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2005			As of March 31, 2006
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,475	$3,141	$334	$3,475	$3,214	$261
Technology-based intangibles	4,870	1,644	3,226	4,870	2,088	2,782
Customer contracts and relationships	7,475	3,279	4,196	7,475	3,780	3,695
Total	$15,820	$8,064	$7,756	$15,820	$9,082	$6,738

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.5 and $1.0 million for the three months and six months ended March 31, 2006, respectively. The estimated amortization expense for the years ending September 30, 2006, 2007, 2008, 2009, and 2010, is $2.0 million, $2.0 million, $1.6 million, $1.1 million, and $0.4 million, respectively.

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

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004, in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. No date has been set yet for a trial in the Georgia action. The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million against MAXIMUS, which includes the remaining lease payments, late fees and interest.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc., which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the ongoing Georgia lawsuit. In April 2006, the Company received a partial insurance settlement in the amount of $0.8 million relating to this matter.

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

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to MAXIMUS’ compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have initiated an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

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

(d) On April 21, 2006, the Company’s Board of Directors terminated the employment of Lynn Davenport, its former Chief Executive Officer. Concurrently, the Board announced that it appointed Richard A. Montoni as President and Chief Executive Officer and David N. Walker as Chief Financial Officer and Treasurer. Mr. Davenport resigned from the Board of Directors and Mr. Montoni was elected to the Board. The Board took the action regarding Mr. Davenport after it determined that Mr. Davenport had violated the Company’s Standards of Business Conduct and Ethics related to his conduct towards a female MAXIMUS employee. The Company reached a settlement with the employee, who has since left MAXIMUS. The Company recorded a charge of $0.7 million in the quarter ended March 31, 2006, relating to the settlement and the associated costs of the investigation and attorneys’ fees. This charge has been classified as legal expenses in the Company’s condensed consolidated statement of income.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at March 31, 2006.

In March 2006, in connection with a long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. The Company was in compliance with all covenants at March 31, 2006. Additionally, at March 31, 2006, the Company had performance bond commitments totaling approximately $110.3 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $5.1 million and $4.4 million were outstanding related to these lease arrangements for new equipment at September 30, 2005, and March 31, 2006, respectively.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Numerator:
Net income	$9,500	$8,870	$18,549	$17,776

Denominator:
Basic weighted average shares outstanding	21,304	21,421	21,305	21,427

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	308	467	273	465
Denominator for diluted earnings per share	21,612	21,888	21,578	21,892

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and six months ended March 31, 2006, the Company repurchased 138,700 shares and 257,100 shares, respectively. At March 31, 2006, $24.4 million remained authorized for future stock repurchases under the program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands) and the 2005 segment results reflect the organizational change that occurred on October 1, 2006, as filed on Form 8-K with the Securities and Exchange Commission on January 19, 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2006	2005	2006
Revenue:
Consulting	$23,583	$26,368	$47,647	$50,003
Systems	32,614	32,229	65,452	68,519
Operations	97,854	121,176	193,447	223,977
Total	$154,051	$179,773	$306,546	$342,499

Income from Operations:
Consulting	$1,877	$2,976	$4,167	$5,512
Systems	1,961	278	6,887	4,165
Operations	10,645	10,544	17,780	16,612
Consolidating adjustments	859	648	1,463	1,339
Legal expense	(341)	(725)	(440)	(1,225)
Total	$15,001	$13,721	$29,857	$26,403

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2005, filed with the Securities and Exchange Commission on December 12, 2005.

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

Business Overview

We are a leading provider of consulting, systems solutions, and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2005, we had revenue of $647.5 million and net income of $36.1 million. For the six months ended March 31, 2006, we had revenue of $342.5 million and net income of $17.8 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended March 31,		Six months ended March 31,
	2005	2006	2005	2006
(dollars in thousands, except per share data)

Revenue	$154,051	$179,773	$306,546	$342,499
Gross profit	$43,715	$45,332	$88,120	$90,078
Legal expense	$341	$725	$440	$1,225
Income from operations	$15,001	$13,721	$29,857	$26,403

Operating margin percentage	9.7%	7.6%	9.7%	7.7%

Selling, general and administrative expense	$28,373	$30,886	$57,823	$62,450
Selling, general and administrative expense as a percentage of revenue	18.4%	17.2%	18.9%	18.2%

Net income	$9,500	$8,870	$18,549	$17,776

Earnings per share:
Basic	$0.45	$0.41	$0.87	$0.83
Diluted	$0.44	$0.41	$0.86	$0.81

Our consolidated revenue increased 16.7% for the three months ended March 31, 2006, compared to the same period in fiscal 2005. As discussed in more detail below, the increase in revenue was attributable primarily to results from our Operations Segment.

Our operating margin was 7.6% for the three months ended March 31, 2006, compared to 9.7% for the same period in fiscal 2005. This overall lower margin was primarily attributable to (1) the previously expected loss on the British Columbia Health Operations contract, which enrolls British Columbia citizens into health insurance programs and was launched on April 1, 2005, (2) the impact of recognizing the fair value of stock options as expense in fiscal 2006, as discussed in more detail below,  (3) the loss on a large integrated eligibility contract in Texas which required additional resources during the quarter (see Exhibit 99.1 — Special Considerations and Risk Factors), (4) one-time legal and settlement expenses recognized in the quarter resulting from a former executive’s violation of the Company’s Standards of Conduct and Ethics, and (5) the reductions in operating income in the Systems Segment as a result of additional costs to fulfill contractual requirements on a systems implementation contract.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A increased for the three months ended March 31, 2006, compared to the same period in fiscal 2005 principally from the impact of expensing stock options as a result of implementing FAS 123 (R) which the Company implemented on a prospective basis beginning October 1, 2006. However, our SG&A as a percentage of revenue decreased to 17.2% for the three months ended March 31, 2006, compared to 18.4% for the same period in fiscal 2005.

Also included in SG&A were approximately $1.4 million and $0.2 million of non-cash equity-based compensation expense for each of the three months ended March 31, 2006, and 2005, respectively. Prior to fiscal 2006, this expense related to restricted stock units issued by the Company. Beginning in fiscal 2006, this expense relates to stock options granted and restricted stock units issued. If the Company had expensed stock options in fiscal 2005, the non-cash equity-based compensation expense for the three months ended March 31, 2005, would have been $1.6 million. In future periods, the quarterly expense related to these stock options and restricted stock units is estimated to be approximately $1.3 million, which amount may increase if certain earnings targets are achieved and restricted stock unit vesting is accelerated.

Our provision for income taxes for each of the three months ended December 31, 2005, and 2004, was 39.5% of income before income taxes.

Net income for the three months ended March 31, 2006, was $8.9 million, or $0.41 per diluted share, compared with net income of $9.5 million, or $0.44 per diluted share, for the same period in fiscal 2005. The change in net income is attributed primarily to the impact of recognizing the fair value of stock options as expense, certain legal expenses, and the segment results as discussed in more detail below.

On April 21, 2006, the Company’s Board of Directors terminated the employment of Lynn Davenport, its former Chief Executive Officer. Concurrently, the Board announced that it appointed Richard A. Montoni as President and Chief Executive Officer and David N. Walker as Chief Financial Officer and Treasurer. Mr. Davenport resigned from the Board of Directors and Mr. Montoni was elected to the Board. The Board took the action regarding Mr. Davenport after it determined that Mr. Davenport had violated the Company’s Standards of Business Conduct and Ethics related to his conduct towards a female MAXIMUS employee. The Company reached a settlement with the employee, who has since left MAXIMUS. The Company recorded a charge of $0.7 million in the quarter ended March 31, 2006, relating to the settlement and the associated costs of the investigation and attorneys’ fees. This change has been classified as legal expenses in the Company’s condensed consolidated statement of income.

Consulting Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$23,583	$26,368	$47,647	$50,003
Gross profit	9,717	10,168	20,137	20,364
Operating income	1,877	2,976	4,167	5,512

Operating margin percentage	8.0%	11.3%	8.7%	%

The Consulting Segment is comprised of financial services (during the quarter the Company combined the child welfare, cost services, and revenue maximization divisions into the financial services division), technology support, Unison (airport financial consulting), and educational services (school-based claiming). Revenue from our Consulting Segment increased 11.8% for the three months ended March 31, 2006, compared to the same period in fiscal 2005 and increased 4.9% for the six months ended March 31, 2006, compared to the same period in fiscal 2005. Operating margin increased 330 basis points to 11.3% for the three months ended March 31, 2006, compared to 8.0% for the same period in fiscal 2005 and increased 11.0% for the six-months ended March 31, 2006, from 8.7% for the same period in fiscal 2005. This revenue and profit increase was primarily attributable to revenue maximization claims and a large child welfare compliance project in the financial services division.

Systems Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$32,614	$32,229	$65,452	$68,519
Gross profit	11,500	9,997	25,530	23,867
Operating income	1,961	278	6,887	4,165

Operating margin percentage	6.0%	0.9%	10.5%	6.1%

The Systems Segment develops and implements both third party and proprietary software in the areas of justice, asset, student information systems, and enterprise resource planning (ERP) solutions and provides system development and integration from the security solutions division. Revenue from our Systems Segment was relatively flat for the three months ended March 31, 2006, compared to the same period in fiscal 2005. For the six months ended March 31, 2006, revenue for the Systems Segment increased 4.7% over the same period in fiscal 2005 due principally to new work in educational systems and asset solutions. Operating margin decreased to 0.9% for the three months ended March 31, 2006, compared to 6.0% for the same period in fiscal 2005. For the six months ended March 31, 2006, operating margin decreased to 6.1% from 10.5% for the same period in fiscal 2005. The declines in operating margins for the three and six month periods ended March 31, 2006, compared to the same periods in fiscal 2005 were primarily due to additional costs to fulfill contractual requirements on a systems implementation contract.

Operations Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$97,854	$121,176	$193,447	$223,977
Gross profit	22,498	25,167	42,453	45,847
Operating income	10,645	10,544	17,780	16,612

Operating margin percentage	10.9%	8.7%	9.2%	7.4%

The Operations Segment includes our health operations, human services operations, and federal outsourcing work. Revenue increased 23.8% and 15.8%, respectively, for the three and six months ended March 31, 2006, over the same periods in fiscal 2005. The revenue increase over fiscal 2005 was primarily attributable to: (1) the British Columbia Health Operations project, which had commenced operations on April 1, 2005; (2) $4.1 million of non-recurring hardware related to a voter contract recognized in the second quarter of 2006; and (3) new and expanding work in the health, workforce services, and federal lines of business. Operating margin declined to 8.7% for the three months ended March 31, 2006, from 10.9% for the same period in fiscal 2005 and for the six months ended March 31, 2006, decreased to 7.4% from 9.2% for the same period in fiscal 2005. The decreases in operating margin were primarily attributable to the loss on the British Columbia Health Operations contract and the second quarter loss attributable to a large integrated eligibility contract in Texas.

The Texas Health and Human Services Commission recently announced that the phased roll out of the integrated eligibility project has been delayed. MAXIMUS is a subcontractor to Accenture for that project. The delay is a result of needed technical and operational improvements stemming from the complexity of the systems development and interfacing as well as start-up readiness. MAXIMUS is currently negotiating a realignment of responsibilities under its subcontract with Accenture. The financial impact of those charges will not be known until a subcontract amendment is finalized. (See Exhibit 99.1 — Special Considerations and Risk Factors).

Other Income, Net

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2005	2006	2005	2006
Interest and other income, net	$703	$940	$803	$2,978
Percentage of revenue	0.5%	0.5%	0.3%	0.9%

The overall increase in interest and other income for the three months and six months ended March 31, 2006, compared to the same period in fiscal 2005 was due primarily to higher interest rates earned on our increased invested cash, as well as $0.2 million of foreign transaction gains and $0.2 million of realized gains on sales of marketable securities. Additionally, interest and other income for the three months ended December 31, 2004, included the recognition of losses from certain marketable securities.

Liquidity and Capital Resources

	Six months ended March 31,
	2005	2006
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$37,180	$16,496
Investing activities	(44,970)	(27,952)
Financing activities	(5,891)	(9,180)
Net (decrease) increase in cash and cash equivalents	$(13,681)	$(20,636)

For the six months ended March 31, 2006, cash provided by our operations was $16.5 million as compared to $37.2 million for the same period in fiscal 2005. Cash provided by operating activities for the six months ended March 31, 2006, consisted of net income of $17.8 million and non-cash items aggregating $8.2 million, less cash used by working capital of $9.5 million. Non-cash items consisted of $8.3 million of depreciation and amortization, $(2.8) million from deferred income tax benefits, and $2.7 million from non-cash equity based compensation. The net cash used by working capital changes reflect increases in accounts receivable-billed, net, of $15.2 million, accounts receivable-unbilled of $2.4 million, deferred contract costs of $11.5 million and accrued compensation of $3.0 million, offset by increases in accounts payable of $8.7 million, deferred revenue of $14.5 million and income taxes payable of $0.4 million and an increase in prepaid expense of $0.4 million. Other working capital changes using cash were decreases in other assets of $0.4 million, offset by decreases in other liabilities of $1.0 million.

For the six months ended March 31, 2006, cash used in investing activities was $28.0 million as compared to $45.0 million for the same period in fiscal 2005. Cash used in investing activities for the six months ended March 31, 2006 consisted of $17.5 million in purchases of marketable securities, $4.2 million in expenditures for capitalized software costs, and $6.2 million in purchases of property and equipment.

For the six months ended March 31, 2006, cash used in financing activities was $9.2 million as compared to $5.9 million for the same period in fiscal 2005. Cash used in financing activities for the six months ended March 31, 2006, consisted of $9.3 million of common stock repurchases, $0.7 million of principal payments on capital leases and $4.3 million of dividends paid, offset by $4.2 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months and six months ended March 31, 2006, we repurchased 138,700 and 257,100 shares. At March 31, 2006, $24.4 million remained available for future stock repurchases under the program.

Our working capital at March 31, 2006, was $249.9 million. At March 31, 2006, we had cash, cash equivalents, and marketable securities of $175.1 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2006, approximately $33.7 million in net costs had been incurred and reported as deferred contract costs on our March 31, 2006, consolidated balance sheet. Also under the provisions of a long-term contract, we issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by a customer in the event we default under the terms of the contract. The letter of credit contains financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. We were in compliance with all covenants at March 31, 2006.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At March 31, 2006, capital lease obligations of $4.4 million were outstanding related to these lease arrangements for new equipment.

At March 31, 2006, we classified accounts receivable of $6.5 million, net of a $1.1 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

On March 22, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2006, to shareholders of record on May 15, 2006.

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

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004, in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004. No date has been set yet for a trial in the Georgia action. The plaintiffs in the Georgia matter have asserted damages of approximately $17.0 million against MAXIMUS, which includes the remaining lease payments, late fees and interest.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc. which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the ongoing Georgia lawsuit. In April 2006, the Company received a partial insurance settlement relating to this matter in the amount of $0.8 million.

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

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have initiated an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

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

(d) On April 21, 2006, the Company’s Board of Directors terminated the employment of Lynn Davenport, its former Chief Executive Officer. Concurrently, the Board announced that it appointed Richard A. Montoni as President and Chief Executive Officer and David N. Walker as Chief Financial Officer and Treasurer. Mr. Davenport resigned from the Board of Directors and Mr. Montoni was elected to the Board. The Board took the action regarding Mr. Davenport after it determined that Mr. Davenport had violated the Company’s Standards of Business Conduct and Ethics related to his conduct towards a female MAXIMUS employee. The Company reached a settlement with the employee, who has since left MAXIMUS. The Company recorded a charge of $0.7 million in the quarter ended March 31, 2006, relating to the settlement and the associated costs of the investigation and attorneys’ fees. This charge has been classified as legal expenses in the Company’s condensed consolidated statement of income.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1, 2006 – January 31, 2006	—	—	—	$28,855
Feb. 1, 2006 – Feb. 28, 2006	44,100	$36.35	44,100	$27,490
Mar. 1, 2006 – Mar. 31, 2006	94,600	$35.33	94,600	$24,399
Total	138,700	$35.66	138,700

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

Item 4. Submission of Matters to a Vote of Security Holders.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006, Mr. Davenport resigned from the board of directors on April 21, 2006.

At our Annual Meeting of Shareholders held on March 22, 2006, our shareholders voted as follows:

(a)             To elect Lynn P. Davenport, Raymond B. Ruddy, and Wellington E. Webb as Class III Directors of the Company for a three-year term.

Nominee	Total Votes For	Total Votes Withheld
Lynn P. Davenport	18,635,009	595,829
Raymond B. Ruddy	15,368,496	3,862,342
Wellington E. Webb	18,650,396	580,442

Paul R. Lederer, Peter B. Pond, James R. Thompson, Russell A. Beliveau, John J. Haley, and Marilyn R. Seymann continued their terms in office after the meeting.

(b)            To amend the 1997 Equity Incentive Plan to increase the number of shares of our common stock as to which awards may be granted under the plan to 8,000,000 shares.

Total Votes For	14,104,484
Total Votes Against	4,173,406
Broker Non-Votes	948,902
Abstentions	4,046

(c)             To ratify the appointment of Ernst & Young LLP as our independent public accountants for our 2006 fiscal year.

Total Votes For	19,182,749
Total Votes Against	45,033
Abstentions	3,056

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

MAXIMUS, INC.

Date: May 9, 2006	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	1997 Equity Incentive Plan, as amended through March 22, 2006.

10.2	Income Continuity Plan, incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 27, 2006.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

99.1	Special Considerations and Risk Factors.