Form 10-Q
period 2006-06-30
MAXIMUS INC
filed 2006-08-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

Commission File Number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500

(Registrant’s telephone number, including area code)

______________________

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
Yes ☐ No ☒

As of August 1, 2006, there were 21,533,656 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc., and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2005	June 30, 2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,073	$32,732
Marketable securities	119,290	137,715
Restricted cash	2,193	1,272
Accounts receivable — billed, net of reserves of $6,013 and $8,486	124,477	139,198
Accounts receivable — unbilled	43,774	45,343
Income taxes receivable	—	9,120
Deferred income taxes	—	7,991
Prepaid expenses and other current assets	7,270	8,582
Total current assets	356,077	381,953

Property and equipment, at cost	64,730	67,810
Less accumulated depreciation and amortization	(33,574)	(35,240)
Property and equipment, net	31,156	32,570
Capitalized software	40,770	47,242
Less accumulated amortization	(16,817)	(21,130)
Capitalized software, net	23,953	26,112
Deferred contract costs, net	22,162	18,465
Goodwill	86,832	86,832
Intangible assets, net	7,756	6,230
Other assets, net	6,626	6,743
Total assets	$534,562	$558,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,151	$65,433
Accrued compensation and benefits	26,828	25,046
Deferred revenue	32,898	45,353
Income taxes payable	4,695	—
Deferred income taxes	277	—
Current portion of capital lease obligations	1,502	1,547
Other accrued liabilities	3,386	1,390
Total current liabilities	107,737	138,769
Capital lease obligations, less current portion	3,606	2,440
Deferred income taxes	17,225	15,945
Other liabilities	40	—
Total liabilities	128,608	157,154

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,451,302 and 21,520,783 shares issued and outstanding at September 30, 2005, and June 30, 2006, at stated amount, respectively	150,883	153,639
Accumulated other comprehensive loss	(522)	(1,514)
Retained earnings	255,593	249,626
Total shareholders’ equity	405,954	401,751
Total liabilities and shareholders’ equity	$534,562	$558,905

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Revenue	$173,658	$186,596	$480,204	$529,095
Cost of revenue	126,427	158,945	344,853	411,366
Write-off of deferred contract costs (Note 3)	—	17,109	—	17,109
Gross profit	47,231	10,542	135,351	100,620
Selling, general and administrative expenses	30,681	32,275	88,504	94,725
Legal expense.	1,060	9,078	1,500	10,303
Income (loss) from operations	15,490	(30,811)	45,347	(4,408)
Interest and other income, net	1,229	2,196	2,032	5,174
Income (loss) before income taxes	16,719	(28,615)	47,379	766
Provision for income taxes (benefit)	6,604	(11,306)	18,715	299
Net income (loss)	$10,115	$(17,309)	$28,664	$467

Earnings (loss) per share (Note 6):
Basic	$0.47	$(0.81)	$1.35	$0.02
Diluted	$0.47	$(0.81)	$1.33	$0.02

Dividends per share	$0.10	$0.10	$0.20	$0.30

Weighted average shares outstanding:
Basic	21,298	21,472	21,303	21,442
Diluted	21,599	21,472	21,595	21,851

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$28,664	$467

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,392	6,786
Amortization	5,334	5,839
Write-off of deferred contract costs	—	17,109
Deferred income taxes	5,201	(9,547)
Tax benefit due to option exercises and restricted stock units vesting	1,570	—
Non-cash stock-based compensation	927	4,570

Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(16,332)	(14,721)
Accounts receivable - unbilled	(2,399)	(1,569)
Prepaid expenses and other current assets	1,128	(1,312)
Deferred contract costs	(4,997)	(13,411)
Other assets	(329)	(961)
Accounts payable	14,166	27,281
Accrued compensation and benefits	2,166	(1,782)
Deferred revenue	7,338	12,455
Income taxes	1,722	(13,816)
Other liabilities	(443)	(1,114)

Net cash provided by operating activities	49,108	16,274

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(651)	—
Purchases of property and equipment	(6,637)	(8,200)
Capitalized software costs	(8,548)	(6,472)
Increase in marketable securities	(50,983)	(18,575)
Other	442	—

Net cash used in investing activities	(66,377)	(33,247)

Cash flows from financing activities:
Employee stock transactions	7,872	7,268
Repurchases of common stock	(11,990)	(10,139)
Payments on capital lease obligations	(1,230)	(1,121)
Tax benefit due to option exercises and restricted stock units vesting	—	1,058
Cash dividends paid	(4,259)	(6,434)

Net cash used in financing activities	(9,607)	(9,368)

Net decrease in cash and cash equivalents	(26,876)	(26,341)

Cash and cash equivalents, beginning of period	91,854	59,073

Cash and cash equivalents, end of period	$64,978	$32,732

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months and Nine Months Ended June 30, 2006, and 2005

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and nine months ended June 30, 2005, and 2006, include a majority (55%) owned international subsidiary in Israel.

These financial statements should be read in conjunction with the audited financial statements at September 30, 2005, and 2004, and for each of the three years in the period ended September 30, 2005, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, (File No. 1-12997) filed with the Securities and Exchange Commission on December 12, 2005.

Legal Expense

Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified options to officers, employees, and directors of the Company to purchase the Company’s common stock. At June 30, 2006, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock option plans. At June 30, 2006, approximately 1.9 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and nine months ended June 30, 2006, compensation expense recognized related to RSUs was approximately $0.8 million and $1.3 million respectively, compared to $0.4 million and $0.9 million over the same time periods in fiscal 2005.

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

Under the modified-prospective-transition method, compensation cost recognized in the three months and nine months ended June 30, 2006, included (i) compensation cost for all stock-based payments granted prior to but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before income taxes for the three months and nine months ended June 30, 2006, was approximately $1.1 million and $3.3 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three and nine months ended June 30, 2006, was approximately $0.6 million and $2.0 million, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.03 lower than if the Company had continued to account for shared-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the nine months ended June 30, 2006 are $0.09 lower than if the Company had continued to account for shared-based compensation under APB Opinion No. 25.

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $1.9 million and $4.6 million for the three months and nine months ended June 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.7 million and $1.8 million for the three months and nine months ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R).

	Ended June 30, 2005
(dollars in thousands, except per share data)	Three Months	Nine Months
Net income, as reported	$10,115	$28,664
Add: Stock-based compensation expense included in reported net income, net of taxes	225	560
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of taxes	(1,084)	(3,257)
Net income, as adjusted	$9,256	$25,967

Earnings per share:
Basic — as reported	$0.47	$1.35
Basic — as adjusted	$0.43	$1.22

Diluted — as reported	$0.47	$1.33
Diluted — as adjusted	$0.43	$1.20

The Company utilizes the Black-Scholes option pricing method to establish the fair value of all option grants. During the three months and nine months ended June 30, 2006, we granted 321,868 and 542,101 stock options, respectively, with a weighted average exercise price of $31.27 and $33.12, respectively, and a weighted average fair value of $9.84 and $10.88, respectively. The following assumptions were used for options granted this quarter:

Dividend yield	1.53%
Risk-free interest rate	4.6%
Expected volatility	36.78%
Expected life of option term (in years)	4.07

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the nine months ended June 30, 2006, is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at September 30, 2005	2,297,361	$28.65
Granted	557,101	33.09
Exercised	(292,020)	35.41
Forfeited or expired	(452,124)	30.80
Outstanding at June 30, 2006	2,110,318	29.49

Exercisable at June 30, 2006	1,267,323	$27.29

The intrinsic value of exercisable stock options at June 30, 2006, was approximately $2.3 million with a weighted average remaining life of 3.8 years. The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2006, was $2.0 million and $3.3 million, respectively. The weighted average grant date fair value of stock options granted during the three and nine months ended June 30, 2006, was $9.84 and $10.88, respectively. The total fair value of stock options which vested during the three and nine months ended June 30, 2006, was $1.0 million and $3.3 million respectively.

A summary of the Company’s RSU activity for the nine months ended June 30, 2006, is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2005	228,243	$32.69
Granted	256,590	34.24
Vested	(41,790)	35.98
Forfeited or expired	(69,661)	32.93
Non-vested shares outstanding at June 30, 2006	373,382	$33.20

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $11.4 million and $12.4 million, respectively.

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

2. Comprehensive Income

Comprehensive income includes net income, plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months and nine months ended June 30, 2005, and 2006, are as follows:

	Three months Ended June 30,		Nine months Ended June 30,
(dollars in thousands)	2005	2006	2005	2006
Net income	$10,115	$(17,309)	$28,664	$467
Foreign currency translation adjustments	(14)	(476)	17	(842)
Unrealized investment gains (loss)	6	—	57	(7)
Reclassification adjustment for gains/losses realized in net income, net of tax	—	—	174	(143)
Comprehensive income	$10,107	$(17,785)	$28,912	$(525)

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs included system development and facility build-out costs totaling $29.0 million and $33.2 million at September 30, 2005, and June 30, 2006, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $6.8 million and $14.7 million, at September 30, 2005, and June 30, 2006, respectively.

During the quarter ended June 30, 2006, the Company determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $17.1 million to write off the project’s deferred contract costs. The write-off is included in the results of the Operations segment.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the nine months ended June 30, 2006, are as follows (dollars in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2005	$6,825	$45,196	$34,811	$86,832
Goodwill activity during period	—	—	—	—
Balance as of June 30, 2006	$6,825	$45,196	$34,811	$86,832

The following table sets forth the components of intangible assets (dollars in thousands):

	As of September 30, 2005			As of June 30, 2006
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,475	$3,141	$334	$3,475	$3,250	$225
Technology-based intangibles	4,870	1,644	3,226	4,870	2,310	2,560
Customer contracts and relationships	7,475	3,279	4,196	7,475	4,030	3,445
Total	$15,820	$8,064	$7,756	$15,820	$9,590	$6,230

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately seven years. Intangible amortization expense was $0.5 and $1.5 million for the three months and nine months ended June 30, 2006, respectively. The estimated amortization expense for the years ending September 30, 2006, 2007, 2008, 2009, and 2010, is $2.0 million, $2.0 million, $1.6 million, $1.1 million, and $0.4 million, respectively.

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

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004, in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  MAXIMUS settled the Solarcom and Fleet claims and recorded a charge of $10.0 million in the quarter ended June 30, 2006 in connection with that settlement.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc., which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the Georgia lawsuit. In April 2006, the Company received an insurance settlement in the amount of $0.8 million relating to this matter.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution.

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to MAXIMUS’ compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

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

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The letters of credit contain financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. As of June 30, 2006, the Company was not in compliance with the EBITDA financial covenant in either letter of credit. On July 31, 2006, the Company and its lender signed an agreement to waive this financial covenant for the fiscal quarter ended on June 30, 2006. The Company was in compliance with all other letters of credit obligations and financial covenants as of June 30, 2006.

At June 30, 2006, the Company had performance bond commitments totaling approximately $109.0 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $5.1 million and $4.0 million were outstanding related to these lease arrangements for new equipment at September 30, 2005, and June 30, 2006, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income (loss)	$10,115	$(17,309)	$28,664	$467

Denominator:
Basic weighted average shares outstanding	21,298	21,472	21,303	21,442

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	301	—	292	409
Denominator for diluted earnings (loss) per share	21,599	21,472	21,595	21,851

In computing diluted loss per share for the three months ended June 30, 2006, employee stock options and unvested restricted stock units were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and nine months ended June 30, 2006, the Company repurchased 25,000 shares and 282,100 shares, respectively. At June 30, 2006, $26.3 million remained authorized for future stock repurchases under the program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments. The segment results for the 2005 periods have been adjusted to reflect the organizational change that occurred on October 1, 2005, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2005	2006	2005	2006

Revenue:
Consulting	$27,272	$26,714	$74,919	$76,717
Systems	35,105	28,686	100,557	97,205
Operations	111,281	131,196	304,728	355,173
Total	$173,658	$186,596	$480,204	$529,095

Income (loss) from Operations:
Consulting	$4,473	$3,818	$8,640	$9,330
Systems	2,959	(3,010)	9,846	1,155
Operations	8,396	(23,121)	26,176	(6,509)
Consolidating adjustments	722	580	2,185	1,919
Legal expense	(1,060)	(9,078)	(1,500)	(10,303)
Total	$15,490	$(30,811)	$45,347	$(4,408)

9. Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective in fiscal years beginning after December 15, 2006 which is the Company’s fiscal year 2008. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

10. Subsequent Event

Effective July 7, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2006, to shareholders of record on August 15, 2006. Based on the current number of shares outstanding, the payment will be approximately $2.2 million.

11. Texas Integrated Eligibility Project

On June 21, 2006, MAXIMUS amended its subcontract agreement with Accenture related to its work on the Texas Integrated Eligibility project, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006. As a result of operations and the reassignment of responsibilities under the amended subcontract, the Company recorded a $34.3 million loss in its third fiscal quarter on the Texas Integrated Eligibility project. The loss includes a $17.2 million operating loss and a $17.1 million write-off of deferred contract costs. The Company expects to incur additional losses in its fourth fiscal quarter related to this project. The future financial impact of this project has been estimated, but changes to assumptions could impact the expected future performance in fiscal 2007 and beyond. (See Exhibit 99.1 — Special Considerations and Risk Factors).

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

Business Overview

We are a leading provider of consulting, systems solutions, and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2005, we had revenue of $647.5 million and net income of $36.1 million. For the nine months ended June 30, 2006, we had revenue of $529.1 million and net income of $0.5 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands, except per share data)	2005	2006	2005	2006

Revenue	$173,658	$186,596	$480,204	$529,095
Write-off of deferred contract costs	—	17,109	—	17,109
Gross profit	$47,231	$10,542	$135,351	$100,620
Legal expense	1,060	9,078	1,500	10,303
Income (loss) from Operations	$15,490	$(30,811)	$45,347	$(4,408)

Operating margin (loss) percentage	8.9%	(16.5)%	9.4%	(0.8)%

Selling, general and administrative expense	$30,681	$32,275	$88,504	$94,725
Selling, general and administrative expense as a percentage of revenue	17.7%	17.3%	18.4%	17.9%

Net income (loss)	$10,115	$(17,309)	$28,664	$467

Earnings (loss) per share:
Basic	$0.47	$(0.81)	$1.35	$0.02
Diluted	$0.47	$(0.81)	$1.33	$0.02

Consolidated revenue increased 7.5% for the three months ended June 30, 2006, compared to the same period in fiscal 2005. The increase in revenue was driven by $12.1 million of hardware delivered on a voter contract in the Operations Segment.

Loss from operations for the three months ended June 30, 2006 was $30.8 million, compared to income from operations of $15.5 million for the same period in fiscal 2005. The decrease in income from operations of $46.3 million was primarily attributable to (1) the $34.3 million loss on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contract costs, (2) legal settlement expenses of $9.1 million (net of insurance reimbursements) recognized in the quarter resulting from a lawsuit filed against the Company in Georgia pertaining to fraudulent guarantees of computer equipment leases signed by two former employees, and (3) in the System Segment software license slippage as well as weak performance in the ERP Division within the segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A increased for the three months ended June 30, 2006, compared to the same period in fiscal 2005 principally from the impact of expensing stock options as a result of implementing FAS 123(R) which the Company implemented on a prospective basis beginning October 1, 2005. However, our SG&A as a percentage of revenue decreased to 17.3% for the three months ended June 30, 2006, compared to 17.7% for the same period in fiscal 2005.

Also included in SG&A were approximately $1.9 million and $0.4 million of non-cash stock-based compensation expense for each of the three months ended June 30, 2006, and 2005, respectively. Prior to fiscal 2006, this expense related to restricted stock units issued by the Company. Beginning in fiscal 2006, this expense relates to stock options granted and restricted stock units issued. If the Company had expensed stock options in fiscal 2005, the non-cash stock-based compensation expense for the three months ended June 30, 2005, would have been $1.4 million. In future periods, the quarterly expense related to these stock options and restricted stock units is estimated to be approximately $1.3 million, which amount may increase if certain earnings targets are achieved and restricted stock unit vesting is accelerated.

Our provision for income taxes (benefit) for each of the three months ended June 30, 2006 and 2005 was 39.5% of income (loss) before income taxes. Our provision for income taxes for the nine months ended June 30, 2006 and 2005 was 39.0% and 39.5%, respectively.

Net loss for the three months ended June 30, 2006, was $17.3 million, or $0.81 per diluted share, compared with net income of $10.1 million, or $0.47 per diluted share, for the same period in fiscal 2005. The decrease in net income of $27.4 million is primarily attributable to the after-tax impact of the loss from operations as discussed in more detail above.

Consulting Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$27,272	$26,714	$74,919	$76,717
Gross profit	$12,254	$11,418	$32,391	$31,512
Operating income	$4,473	$3,818	$8,640	$9,330

Operating margin percentage	16.4%	14.3%	11.5%	12.2%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, and revenue maximization), technology support, Unison (airport financial consulting), and educational services (school-based claiming). Revenue from our Consulting Segment decreased 2.0% for the three months ended June 30, 2006, compared to the same period in fiscal 2005 and increased 2.4 % for the nine months ended June 30, 2006, compared to the same period in fiscal 2005. Operating margin decreased to 14.3% for the three months ended June 30, 2006, compared to 16.4% for the same period in fiscal 2005 and increased to 12.2% for the nine months ended June 30, 2006, from 11.5% for the same period in fiscal 2005. The decrease in revenue and operating income for the three months ended June 30, 2006 compared to the same period a year ago is a result of an educational services engagement that had higher activity levels in fiscal 2005. The increase in revenue and operating margin for the nine months ended June 30, 2006 compared to the same period in fiscal 2005 is primarily attributable to improved performance in financial services.

Systems Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$35,105	$28,686	$100,557	$97,205
Gross profit	$12,329	$6,644	$37,859	$30,511
Operating income (loss)	$2,959	$(3,010)	$9,846	$1,155

Operating margin (loss) percentage	8.4%	(10.5)%	9.8%	1.2%

The Systems Segment develops and implements both third party and proprietary software in the areas of justice, asset, student information systems, and enterprise resource planning (ERP) solutions and provides system development and integration from the security solutions division. Revenue decreased 18.3% and 3.3%, respectively, for the three and nine months ended June 30, 2006, over the same periods in fiscal 2005. An operating loss of $3.0 million was generated for the three months ended June 30, 2006, compared to operating income of $3.0 million for the same period in fiscal 2005. Operating income was $1.1 million for the nine months ended June 30, 2006, compared to $9.9 million for the same period in fiscal 2005. The declines in revenue and operating income for the three and nine month periods ended June 30, 2006, compared to the same periods in fiscal 2005 were primarily due to software license slippage as well as weak performance in the ERP Division.

Operations Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2005	2006	2005	2006
Revenue	$111,281	$131,196	$304,728	$355,173
Write-off of deferred contract costs	—	$17,109	—	$17,109
Gross profit (loss)	$22,648	$(7,250)	$65,101	$38,597
Operating income (loss)	$8,396	$(23,121)	$26,176	$(6,509)

Operating margin (loss) percentage	7.5%	(17.6)%	8.6%	(1.8)%

The Operations Segment includes our health operations, human services operations, and federal outsourcing and operations work. Revenue increased 17.9% and 16.6%, respectively, for the three and nine months ended June 30, 2006, over the same periods in fiscal 2005. The revenue increase over fiscal 2005 was primarily attributable to (1) the British Columbia Health Operations project, which commenced operations on April 1, 2005, (2) $12.1 million associated with hardware cost on a voter contract recognized in the third quarter of 2006, and (3) new and expanding work primarily in the federal operations. The operating loss was $23.1 million for the three months ended June 30, 2006, compared to operating income of $8.4 million for the same period in fiscal 2005. The decrease in operating income was primarily attributable to the $34.3 million loss on the Texas Integrated Eligibility project. The operating loss was $6.5 million for the nine months ended June 30, 2006, compared to operating income of $26.2 million for the same period in fiscal 2005. The decrease in operating income was primarily attributable to losses on the Texas Integrated Eligibility and British Columbia Health Operations projects.

On June 21, 2006, MAXIMUS amended its subcontract agreement with Accenture related to its work on the Texas Integrated Eligibility project, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2006. As a result of operations and the reassignment of responsibilities under the amended subcontract, the Company recorded a $34.3 million loss in its third fiscal quarter on the Texas Integrated Eligibility project. The loss includes a $17.2 million operating loss and a $17.1 million write-off of deferred contract costs. The Company expects to incur additional losses in its fourth fiscal quarter related to this project. The future financial impact of this project has been estimated, but changes to assumptions could impact the expected future performance in fiscal 2007 and beyond. (See Exhibit 99.1 — Special Considerations and Risk Factors).

Other Income, Net

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2005	2006	2005	2006
Interest and other income, net	$1,229	$2,196	$2,032	$5,174
Percentage of revenue	0.7%	1.2%	0.4%	1.0%

The overall increase in interest and other income for the three months and nine months ended June 30, 2006, compared to the same period in fiscal 2005 was due primarily to higher interest rates earned on our increased cash and marketable securities, as well as $0.7 million and $0.9 million of foreign transaction gains in the three months and nine months ended June 30, 2006, respectively, and $0.2 million of realized gains on sales of marketable securities. Additionally, interest and other income for the first quarter of fiscal 2005 included the recognition of losses from certain marketable securities.

Liquidity and Capital Resources

	Nine months ended June 30,
	2005	2006
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$49,108	$16,274
Investing activities	(66,377)	(33,247)
Financing activities	(9,607)	(9,368)
Net (decrease) increase in cash and cash equivalents	$(26,876)	$(26,341)

For the nine months ended June 30, 2006, cash provided by our operations was $16.3 million as compared to $49.1 million for the same period in fiscal 2005. Cash provided by operating activities for the nine months ended June 30, 2006, consisted of net income of $0.5 million and non-cash items aggregating $24.8 million, less cash used by working capital of $9.0 million. Non-cash items consisted of $12.6 million of depreciation and amortization, $(9.5) million from deferred income tax benefits, $4.6 million from non-cash stock-based compensation, and a $17.1 million write-off of deferred contract costs related to the Texas Integrated Eligibility project. The net cash used by working capital changes reflect increases in accounts receivable-billed, net, of $14.7 million, accounts receivable-unbilled of $1.6 million, deferred contract costs of $13.4 million and accrued compensation of $1.8 million, offset by increases in accounts payable of $27.3 million, deferred revenue of $12.5 million and an increase in prepaid expense of $1.3 million. Other working capital changes using cash were decreases in income taxes payable of $13.8 million and decreases in other liabilities of $1.1 million.

For the nine months ended June 30, 2006, cash used in investing activities was $33.2 million as compared to $66.4 million for the same period in fiscal 2005. Cash used in investing activities for the nine months ended June 30, 2006 consisted of $18.6 million in purchases of marketable securities, $6.5 million in expenditures for capitalized software costs, and $8.2 million in purchases of property and equipment.

For the nine months ended June 30, 2006, cash used in financing activities was $9.4 million as compared to $9.6 million for the same period in fiscal 2005. Cash used in financing activities for the nine months ended June 30, 2006, consisted of $10.1 million of common stock repurchases, $1.1 million of principal payments on capital leases and $6.4 million of cash dividends paid, offset by $7.3 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months and nine months ended June 30, 2006, we repurchased 25,000 and 282,100 shares. At March 31, 2006, $26.3 million remained available for future stock repurchases under the program.

Our working capital at June 30, 2006, was $243.2 million. At June 30, 2006, we had cash, cash equivalents, and marketable securities of $170.4 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The letters of credit contain financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. As of June 30, 2006, the Company was not in compliance with the EBITDA financial covenant in either letter of credit. On July 31, 2006, the Company and its lender signed an agreement to waive this financial covenant for the fiscal quarter ended on June 30, 2006. The Company was in compliance with all other letters of credit obligations and financial covenants as of June 30, 2006.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At June 30, 2006, capital lease obligations of $4.0 million were outstanding related to these lease arrangements for new equipment.

At June 30, 2006, we classified accounts receivable of $6.6 million, net of a $1.1 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

Effective July 7, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2006, to shareholders of record on August 15, 2006.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred in accordance with the provisions of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. For fixed-price contracts accounted for under SOP 81-1, provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. We recognize revenue on performance-based contracts as such revenue becomes fixed or determinable, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments. Additionally, costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. These factors may result in irregular revenue and profit margins.

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

Deferred Contract Costs. Deferred contract costs consist of recoverable direct and incremental set-up costs relating to long-term service contracts. These costs include system development and facility build-out costs that are expensed ratably as services are provided under the contracts. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows.

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

Solarcom filed suit against MAXIMUS to enforce the guarantees on August 17, 2004, in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.  MAXIMUS settled the Solarcom and Fleet claims and recorded a charge of $10.0 million in the quarter ended June 30, 2006 in connection with that settlement.

As previously disclosed, MAXIMUS settled a related lawsuit in Pennsylvania filed by De Lage Landen Financial Services, Inc. which was another assignee of the lease payments. In connection with that settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to De Lage Landen and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the Georgia lawsuit. In April 2006, the Company received an insurance settlement relating to this matter in the amount of $0.8 million.

The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution.

(b) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel. Based on the anticipated legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure we may incur in connection with this matter at this time.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1, 2006 – April 30, 2006	—	—	—	$25,077

May 1, 2006 – May 31, 2006	25,000	$34.89	25,000	$26,188

June 1, 2006 – June 30, 2006	—	—	—	$26,319

Total	25,000	$34.89	25,000

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

MAXIMUS, INC.

Date: August 8, 2006	By:	/s/ David N. Walker
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