Form 10-K
period 2006-09-30
MAXIMUS INC
filed 2006-12-13
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  ☐  NO  ☒

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
YES  ☐  NO  ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2006 was $585,895,046 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 21,592,742 shares of the registrant’s Common Stock outstanding as of November 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on March 20, 2007, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2006

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

Over the last five years, our business has experienced fluctuations in demand for certain services, primarily resulting from the budgetary and fiscal challenges that many states faced during 2002 and 2003. As a result, we experienced weakness in certain divisions primarily within our Consulting Segment and in the human services area of our Operations Segment. Beginning in 2004, state financial conditions returned to healthier levels resulting from increased tax receipts and consequently our business has experienced increases in opportunities and new work.

While overall market demand at the state level has returned to more normalized levels, our fiscal 2006 results were impacted by a $49.4 million operating loss on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contract costs. Under this project, we serve as a subcontractor to Accenture as part of the Texas Access Alliance which provides services under the Texas Health and Human Services Commissions’ Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. On November 15, 2006, we announced that we have commenced negotiations with Accenture which may further reduce our overall scope on the project.

For the fiscal year ended September 30, 2006, we had revenue of $700.9 million and net income of $2.5 million.

Market Overview

Our primary customers are state and local government agencies, but a portion of our business also comes from a variety of federal agencies and commercial customers. In fiscal 2006, approximately 77% of our total revenue was derived from state and local government agencies, 7% from federal government agencies, 11% from foreign customers, and 5% from other sources (such as commercial customers).

We believe we are well positioned to benefit from the continuing demand for consulting, systems solutions and operations program management in an environment where governments are required to maintain or improve services to an increasing number of constituents. We believe governments will continue to review current program operations and seek improved operating capability and cost savings through the use of outsourcing. For example, many states are in the process of considering changes to how they administer entitlement programs and are seeking new ways to find cost savings by implementing new systems and business process reengineering.  Much of our program management and outsourcing work is related to federally-mandated and federally-funded programs such as Medicaid and Temporary Assistance to Needy Families (TANF). As a result, we expect the underlying demand for our existing outsourcing programs to remain stable due to the fundamental need and federal mandate for governments to provide these services to beneficiaries. In addition, we believe governments will continue to upgrade technology in order to increase cost efficiency and program productivity. To achieve these results, many government agencies are engaging outsourcing business services firms, such as MAXIMUS, for help.

We deliver valued-added services to government agencies by providing consulting, systems solutions, and operations program management that help governments operate more efficiently and effectively. Demand for each of our services is contingent upon specific market factors related to our vertical markets and we believe that several factors which impact government spending will drive increased demand for our services, including:

•                  The need for states running federally-mandated and federally-funded programs to efficiently and cost-effectively meet minimum federal requirements in order to maintain federal funding levels.

•                  The requirement of state governments to implement federal initiatives such as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which established prescription drug benefits as part of the Medicare program beginning January 1, 2006, and the Deficit Reduction Act, which reauthorizes Temporary Assistance for Needy Families (TANF) and touches upon a number of key health and human service issues including Medicaid program reforms and requires states to engage more TANF cases in productive activities leading to self-sufficiency.

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

As a result, governments seek to utilize outside companies such as MAXIMUS that possess the knowledge and resources to efficiently operate federally-funded programs, maintain minimum federal requirements in order to achieve the maximum federal funding as well as to secure additional federal dollars, in areas such as Medicaid, on their behalf.

Our Business Segments

The following discussion describes our business segments and each of our operating divisions within the business segments, as they existed as of September 30, 2006. From time to time, we implement certain organizational or management changes that realign our internal infrastructure and enable us to better manage our business.

Consulting Segment:

Our Consulting Segment generated approximately 15% of our total revenue in fiscal 2006. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Consulting Segment provides specialized financial consulting services such as assisting state and local agencies in obtaining federal funding reimbursements for their programs. The Consulting Segment also offers educational services that assist schools in obtaining federal funding reimbursements and reducing costs. These services are provided through the following divisions:

Financial Services Division. Our Financial Services Division provides three main services:

•              Assisting states in meeting their financial objectives through reducing costs related to fraud, waste, and abuse and through increasing federal funding reimbursements for health and human services expenditures. Our program integrity projects focus on health and human services eligibility, vendor payments, and beneficiary payments and include fraud and waste detection, recovery, and prevention services. We help states appropriately claim federal reimbursement and appropriately allocate costs to federal and state programs. These efforts often lead to increased federal revenues and are often carried out on a contingency-fee basis determined as a percentage of funds recovered. We also assist states in minimizing expenditures for high cost health care cases and recovering expenditures from commercial health care payers.

•              Providing consulting services that help state, county, and community-based child welfare agencies improve the outcomes for children and their families. These services include children’s safety, attainment of permanent families, physical health, mental health, education of children in the child welfare system, and improving the functioning of families so that parents can care for their own children. As part of our services, we work to ensure that agencies achieve incentives and avoid penalties by complying with federal regulations. We also assist clients in building the necessary child welfare infrastructure to ensure the effective execution of core functions such as eligibility determination, rate setting, contracting, licensing, case tracking and quality assurance. We are often called upon to directly provide and manage these core functions including eligibility determination, support for adoption assistance and quality assurance. Services are typically on a payment-for-deliverable basis.

•              Assisting local governments in their efforts to appropriately recover available funding from state and federal agencies, enhance revenue, and operate efficiently. Service areas include cost allocation services, user fee efforts, management studies, and engagements which mandate specific claiming requirements under certain programs, such as the State Criminal Alien Assistance Program (SCAAP) for housing illegal aliens, FEMA Disaster Claiming Assistance, and California SB-90, which requires California to reimburse counties for state mandated activities.

UNISON MAXIMUS, Inc. (Unison). Unison, one of our subsidiaries, provides a wide range of management consulting services to airports and local government entities. Unison has assisted more than 80 small, medium and large hub airports across the United States, Canada and South America by conducting various studies and providing recommendations to enhance airport operations and plan for future development. The division provides consulting services under the following major practice areas: (1) Airport Finance and Economics; (2) Airport Retail Concessions Planning and Management; and (3) Airport Planning, Programming and Implementation Oversight.

Educational Services Division. Our Educational Services Division provides financial analysis, fiscal management and billing services to help schools maximize federal funding from Medicaid claiming for qualified special education students. This division also provides school districts with software to provide electronic Individualized Educational Plans and special education case management software to ensure compliance with federal and state laws, to reduce the paperwork requirements on educators, and to improve the effectiveness of their special education programs. The division also provides instructional management software and consulting to schools in order for them to improve student performance and comply with the federal No Child Left Behind Act of 2001 (NCLB) requirements including reporting and data warehousing. We have provided school-related revenue maximization projects for more than 2,000 school districts nationwide. This division supports four educational suites of services including revenue enhancement, cost reduction, compliance, and student performance improvement. The division also licenses specialized software systems and consulting to higher education research institutions across the country to assist them in managing their research grants efficiently and effectively, enhancing their administrative effectiveness, and reducing and reallocating costs.

Technical Services Division. The Technical Services Division provides strategic management and information technology consulting services to state, county and local government agencies. Our experienced team of project management and information technology professionals applies industry-recognized standards and methodologies throughout the system development life cycle. The division has assisted customers in planning, procuring, and implementing information systems in multiple projects across numerous states. The division’s services include operational and performance audits, organization and staffing analysis, industry best practice analysis, business process transformation, change management, and the application of information technology to improve service delivery. The division’s services also include the application of standards-based project management, quality assurance, and independent verification and validation services to assist our customers in successfully managing the development, implementation and deployment of automated systems.

Systems Segment:

Our Systems Segment generated approximately 18% of our total revenue in fiscal 2006. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements. The Systems Segment designs and implements our proprietary software and third party software solutions to improve the efficiency and cost-effectiveness of program administration and offers proprietary systems products in the areas of justice, education and asset solutions. These products and services are provided through the following divisions:

Asset Solutions Division. The Asset Solutions Division is a leading provider of software solutions that enable organizations to more effectively manage their asset infrastructure, including facilities and fleet and transit assets, as well as fuel management and distribution for fleet and transit organizations. The Asset Solutions Division serves over 600 customers including government agencies, public utilities, mass transit, educational institutions and commercial enterprises. The division offers a broad range of fleet consulting services such as competitiveness assessments, business planning, and information technology. Its software and industry expertise helps organizations streamline operations, achieve cost savings, and improve service levels. The division also assists entities in complying with the Government Accounting Standards Board reporting requirements for asset evaluation and management, and provides physical inventory control, regulatory compliance and reporting, and asset valuation services.

Educational Systems Division. Our Educational Systems Division provides school management services, technical support, and software tools primarily to K-12 school districts, charter schools, state departments of education, and not-for-profit organizations. The division licenses or provides hosting services using SchoolMAX® Enterprise (our proprietary student information system). SchoolMAX® Enterprise captures, retrieves, and aggregates all relevant student, family, and school information regarding enrollment, student demographics, class scheduling, grades, attendance, healthcare, discipline, special education, parental notifications, textbook management, and other critical school management functions. In addition, the division works with school districts and state governments (1) to provide state compliance reporting, (2) to help satisfy certain requirements under NCLB, and (3) to facilitate integration with decision support and other major educational systems such as student assessment, curriculum management, asset and facilities management, and food services.

Security Solutions Division. The Security Solutions Division leverages technology, software product solutions and systems integration to provide security solutions to federal and state customers that are fully compliant with the latest federally driven standards and policies. The division includes software developers, systems integrators, network and data security professionals, and analysts who develop methodologies and tools to support eligibility determinations. The division’s ID Management and Credentialing capability includes enrolling citizens, storing and managing identity information including biometrics and security clearances, and issuing credentials. MAXIMUS creates turn-key systems that integrate physical access security systems to facilities and logical access security systems to web-enabled software applications using these credentials.

ERP Solutions Division. The Enterprise Resource Planning (ERP) Solutions Division works primarily with government and educational entities to implement Oracle’s PeopleSoft Enterprise suite of applications, which includes Financial Management, Human Resource Management, Supply Chain Management, Budgeting, and Enterprise Performance Management systems. Recently, the division’s primary focus has been on large state and local government ERP implementations including the States of Delaware, New Mexico, and Tennessee. In addition to PeopleSoft Enterprise implementations, this division conducts return-on-investment assessments for major IT projects.

Justice Solutions Division. The Justice Solutions Division develops, implements, and supports solutions that assist the justice community in managing operations and sharing information to support the delivery of justice and enhance public safety. Our solutions include complex integrated justice initiatives that provide criminal data repositories and facilitate the exchange of critical data among agencies involved in administering the judicial process and safeguarding the public. We also provide product-centric solutions such as our CourtView® case management, JuryViewTM juror management, RecordView® records management, and JailView® jail management systems that serve as the information backbone of courts and corrections organizations. From city and county to statewide and country-wide organizations, our justice solutions have been selected by entities of all sizes serving populations of 40,000 to more than 6,000,000 citizens.

Operations Segment:

Our Operations Segment generated approximately 67% of our total revenue in fiscal 2006. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements. The Operations Segment provides a variety of program management and outsourcing services for federal and state funded public programs, and focuses on the delivery of administrative services for government health and human services programs including integrated eligibility programs, TANF-funded workforce services programs, child support enforcement programs, State Children’s Health Insurance Programs (SCHIP), and Medicaid programs. Our Operations Segment provides these services through the following divisions:

Child Support Division. The Child Support Division provides outsourcing, consulting, and system support services to state and local child support programs. These services include full and specialized child support case-management services, call center operations, and program and systems consulting services. The division works with the child support agencies to optimize their ability to meet their programs’ goals, including maximizing collections. The Child Support Division has provided child support services and consultation in all 50 states and several Canadian provinces.

Federal Operations.  The Federal Operations group provides a variety of services to federal agencies, primarily in the health and human services arena. Our services include health dispute resolution, which is an important safeguard for individuals who, as members of managed care plans or participation in certain government-sponsored health programs, have the right to appeal health care decisions. Using an experienced staff of legal and clinical professionals, we conduct health care reconsideration reviews on behalf of the Centers for Medicare and Medicaid Services (CMS) (for Medicare Parts A, C, and D), for the U.S. Office of Personnel Management (OPM), and for more than 30 state health regulatory agencies. We are designated by CMS as a Qualified Independent Contractor (QIC) as well as a Medicare Drug Integrity Contractor (MEDIC).  The Federal Operations group also provides health care quality review to government agencies. We currently serve as the National Quality Monitoring Contractor for TRICARE, which is the managed healthcare program for the Department of Defense, and we also perform medical peer review for the Department of Veterans Affairs and the U.S. Coast Guard. Additionally, under contract with the Social Security Administration, we operate the agency’s Ticket to Work Program, providing access to workforce services, skills assessment, job training, and placement assistance nationally for persons with disabilities.

Health Services Division. The Health Services Division provides a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on eligibility and enrollment for state programs such as Medicaid Managed Care and State Children’s Health Insurance Programs (SCHIP). Under these public health programs we provide: beneficiary outreach, education, and enrollment counseling; customized automated information systems; design and development of print and web-based program educational materials; full-service call center customer services such as on-site multilingual assistance; program data collection and reporting; premium collection and processing; and program eligibility determination.

Workforce Services Division. The Workforce Services Division manages government workforce-centered service programs in the United States, Australia, and Israel. We help disadvantaged individuals transition from government assistance programs to employment and independence by providing comprehensive services, including eligibility determination, case management, job readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. Additionally, we offer advocacy services for youth and disabled persons in the United States and rehabilitation services in Australia, and assistance to employers in accessing tax credit benefits.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government-funded programs as well as offering consulting and systems solutions. Our reputation and extensive experience over the last 30 years give us a competitive advantage as governments seek out and value the level of expertise and brand recognition that MAXIMUS brings to its customers. The following is a detailed discussion of the competitive advantages that allow us to capitalize on various market opportunities:

Single-market focus. We are one of the largest publicly traded companies whose primary focus is offering a portfolio of consulting, systems solutions, and operations program management specifically to government customers. This single-market concentration allows us to fully dedicate time and resources in providing quality, customized solutions to government customers. Our extensive experience and detailed understanding of the regulation and operation of government programs allows us to apply our methodologies, skills, and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services. Many customers require a broad array of service capabilities. Engagements often require creative or complex solutions that must be drawn from diverse areas of expertise within our organization. Our broad range of capabilities, as described in the “Our Business Segments” discussion above, enables us to better pursue new business opportunities and positions us as a single-source provider of consulting, systems solutions, and operations program management to government agencies.

Proven track record. Since 1975, we have successfully and profitably assisted governments by offering efficient, cost-effective solutions. We have completed hundreds of large-scale consulting, technical systems engagements, and program management operations for government agencies serving millions of beneficiaries. The successful execution of these projects has enhanced our reputation with government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully and win new contracts.

Expertise in competitive bidding. Government agencies typically award contracts to third-party providers through a comprehensive, complex, and competitive bidding process. With over 30 years of experience responding to Requests for Proposals (RFPs) and executing oral presentations, we have the necessary experience to navigate these government procurement processes. The complex nature of competitive bidding creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms. Our proposals demonstrate our ability to meet all customer requirements at a price that is both attractive to the customer and profitable to MAXIMUS. Coupled with reluctance on the part of government agencies to award contracts to unproven companies, we believe that our expertise in the competitive bidding process has contributed significantly to our success.

Intellectual property. We have software products that enhance our consulting, systems solutions, and operations program management offerings. Further, our ability to focus our subject matter experts to aid in the support and enhancement of our product offerings provides advantages over pure service providers dependent on third-party software.

In addition to our Justice, Transportation and Facility Asset Management and Education software product lines, we have developed an open architecture system utilizing a Java™ 2 Enterprise Edition (“J2EE™”) framework and components. (Java™ and J2EE™ are trademarks of Sun Microsystems, Inc.) Current e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems, and programs, as well as enhanced flexibility and scalability. Our J2EE™ framework gives us a competitive advantage by aligning our systems and services offerings with these critical government standards. The J2EE framework serves as the infrastructure for several MAXIMUS product offerings, such as our SchoolMAX® and MAXChild products, as well as a logical and cost-effective migration path for current customers who use our legacy MAXSTAR® Application Builder, an automated case management software product that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. We believe we enjoy a competitive advantage in re-bid situations since we can implement a state-of-the-art open standards system at lower risk and cost to the customer.

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

Experienced Management Team and Subject Matter Expertise. Because we are principally focused on serving government clients, we can recruit, hire and retain skilled staff that often possesses significant government experience. We have assembled an experienced team of industry executives, former government executives, state agency officials, information technology specialists, and other professionals, many of whom have considerable experience in the public services industry. We have also developed strong relationships with experienced consultants who inform and advise us with respect to strategic marketing opportunities and legislative initiatives.

Competition

The market for providing our services to government agencies is competitive and subject to rapid change. Our principal methods of competition are quality of service and pricing, and we have identified certain positive factors relating to us in “Competitive Advantages” above. Our Consulting Segment typically competes against large consulting firms such as Accenture Ltd., as well as smaller and niche players, such as Public Consulting Group. Our Systems Segment competes with a large number of competitors including Unisys Corporation, SAP America, Inc., Oracle Corporation, BearingPoint, Inc., Accenture Ltd., Deloitte & Touche LLP, Northrop Grumman Corporation, and Electronic Data Systems Corporation. Our Operations Segment, which primarily serves health and human services departments and agencies, competes for program management contracts with the government services divisions of large organizations such as Affiliated Computer Services, Inc., Electronic Data Systems Corporation, and International Business Machines Corporation, as well as more specialized private service providers and local non-profit organizations such as the United Way of America, Goodwill Industries, and Catholic Charities USA.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of consulting, systems solutions, and operations program management to government agencies. The key components of our business growth strategy include the following:

•                  Optimize our current operations and mitigate losses in underperforming businesses. During fiscal 2006, we realigned our sales strategy away from a volume-driven sales approach towards a tighter focus on more profitable business. This includes current work and initiatives to improve performance in certain underperforming projects and divisions. We will also continue to evaluate new business as well as the current portfolio of projects in a manner that is more aligned with increasing our overall profitability. Along these lines, we discontinued operation of our student loan collections business and divested the Corrections Services business in October 2006. We will continue to evaluate the businesses within the organization and will act accordingly on other underperforming practice and project areas that we view as non-core or non-strategic to future growth.

•                  Pursue new business opportunities and expand our customer base. With 30 years of business expertise in the state and local government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our capabilities and brand recognition are our most critical assets and we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base.

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

See Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors” for information on risks and uncertainties that could affect our business growth strategy.

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

For the year ended September 30, 2006, we derived approximately 14% of our consolidated revenue from contracts with the state of California, principally within our Operations segment.

Legislative Initiatives

During the last several years, federal and state legislative initiatives have created new growth opportunities and potential markets for MAXIMUS. Legislation passed in Congress has large public policy implications for state and local government and presents viable business opportunities, notably in the health and human services arena. MAXIMUS is well positioned to meet the consulting, systems and operations program management needs resulting from legislative actions and subsequent regulatory efforts.  MAXIMUS is actively monitoring these initiatives in order to respond to opportunities that may develop.

Some recent federal legislative initiatives that have created new growth opportunities for us in the government market include the following:

Deficit Reduction Act of 2005 (DRA). Enacted in the spring of 2006, the DRA reauthorized the TANF program of 1996, and provides states with additional flexibility to make reforms to their Medicaid Programs. This legislation touches upon a number of key health and human service issues important to the MAXIMUS base business. In reauthorizing TANF, the DRA requires states to engage more TANF cases in productive activities leading to self-sufficiency. The law recalibrates a caseload reduction credit, increases childcare funding, retains maintenance of level of effort, and promotes healthy marriage and responsible fatherhood initiatives. States are also required to establish and maintain work participation and verification procedures with new penalties of one to five percent for failure to comply.

The DRA allows states to change their Medicaid benefit packages to mirror certain commercial insurance packages (termed alternative or benchmark packages) and allows states to vary the premiums and cost sharing they charge and gives them the option to require payment of alternative premiums as a condition of eligibility. The Long-Term Care Partnership under the DRA is a unique program combining private long-term care insurance and special access to Medicaid, to allow individuals to financially prepare for the possibility of nursing home care, home care, or assisted living services in the future. The DRA also discourages the transfer of assets to protect individual wealth while allowing access to public benefits.  Innovative Medicaid programs may be eligible for transformation grants. Evidence of citizenship and identity requirements are also required of states by the DRA.

These provisions, and many others in the DRA, are central to the MAXIMUS health and human service experience base in our operations and consulting area. The new requirements of the TANF program will create certain new challenges for states and localities, which in turn provide opportunities for companies like MAXIMUS. Additionally, the flexibility and encouragement offered in the DRA to innovate state Medicaid programs should be a catalyst for new consulting and operations opportunities.

Homeland Security Presidential Directive (HSPD-12). HSPD-12, dated August 27, 2004, titled “Policy for a Common Identification Standard for Federal Employees and Contractors,” is a Presidential mandate outlining common identification card and identity systems standards for federal employees and contractors. HSPD-12 directs the implementation of a new standardized identification and credentialing process, which is designed to enhance security, reduce identity fraud, and protect the personal privacy of those individuals issued government identification.

A Federal Information Processing Standard (FIPS 201) was signed by the Secretary of Commerce on February 25, 2005. Executive departments and agencies are required to use this new standard for identifying federal employees and contractors requesting access to federally-controlled facilities and logical access to federally-controlled information systems. All agencies were directed to come into compliance with the first part of FIPS 201, which outlines minimum requirements for a federal personal identity verification (PIV) system, by October 27, 2005. All agencies must have also come into compliance with the second part of FIPS 201, which requires agencies to meet detailed specifications that will support technical interoperability among PIV systems of federal departments and agencies, by October 27, 2006.

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

Additionally, MAXIMUS has received qualification from the United States General Services Administration (GSA) as a system integrator to provide Personal Identity Verification (PIV) Integration Services for HSPD-12 programs for agencies and departments of the federal government.

No Child Left Behind Act of 2001 (NCLB). NCLB was signed into law on January 8, 2002. The act requires states to provide public school choice and supplemental services for students in failing schools; integrate scientifically-based research into comprehensive reading instruction for young children; set and monitor adequate yearly progress based on baseline 2001-02 data; issue annual report cards on school performance and statewide test results by the 2002-03 school year; implement annual, standards-based assessments in reading and math for grades 3-8 by the 2005-06 school year; and assure that all classes are taught by a qualified teacher by the 2005-06 school year. We believe that our SchoolMAX® Enterprise product, a comprehensive K-12 student information system, is an essential tool in helping the approximately 17,000 school districts in the country meet many of the requirements of NCLB.

Medicare Prescription Drug, Improvement, and Modernization Act of 2003. This law is one of the broadest changes to the Medicare program since its creation over 40 years ago. For the first time, a prescription drug benefit will be part of the Medicare program. The centerpiece of the legislation is the establishment of a prescription drug benefit program for Americans on Medicare. The government is introducing this benefit in two phases. Phase 1 is the introduction of an interim discount drug card; Phase 2, which began in January 2006, is a full-fledged prescription drug plan with numerous cost reimbursement and coverage thresholds. The provisions in the bill provide MAXIMUS with opportunities in core competency areas such as eligibility determination, appeals and grievance adjudication, as well as outreach and enrollment functions.

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

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals or extensions. Management estimates that approximately 76% of forecasted fiscal 2007 revenue is in the form of backlog at September 30, 2006, and will be realized as revenue in the following twelve months.

Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2005 and 2006, were as follows:

	As of September 30,
	2005	2006
	(In millions)
Consulting	$120.0	$147.5
Systems	116.3	212.1
Operations	1,463.7	1,140.4
Total	$1,700.0	$1,500.0

Seasonal Nature of Business

We may experience seasonality in our operations segment in our third fiscal quarter as a result of open enrollments in certain large health-related contracts and in our fourth fiscal quarter as a result of tax credit work. In addition, the summer and winter holiday vacations can impact our financial results for all of our segments. Specifically, reductions in working days as a result of holidays and vacations may impact our sales and accounts receivable.

Employees

As of September 30, 2006, we had 5,735 employees, consisting of 354 employees in the Consulting Segment, 516 employees in the Systems Segment, 4,664 employees in the Operations Segment and 201 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2006, 404 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 236 employees covered by the MAXIMUS BC Health Benefits Operations Inc. collective bargaining agreement with the British Columbia Government and Services Employees’ Union (“BCGEU”). Within Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 155 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 13 employees are covered by a collective bargaining agreement with the Professional Employees Association (“PEA”). These collective bargaining agreements expire on March 31, 2010.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Foreign Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2004, 2005, and 2006 were $30.0 million, $49.7 million, and $76.7 million respectively. We had $22.5 million and $26.7 million of long-lived assets located in foreign countries at September 30, 2005 and 2006, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.maximus.com and includes access to our code of ethics. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Section 16 filings by our officers and directors, as well as amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F St., N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.                    Risk Factors.

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities.  See Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors” for information on risks and uncertainties that could affect our future financial condition and performance.  The information in Exhibit 99.1 is incorporated by reference into this Item 1A.

ITEM 1B.                    Unresolved Staff Comments.

None.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2006, we leased 149 offices in the United States totaling approximately 988,000 square feet. In three countries outside the United States, we leased 41 offices containing approximately 176,000 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3.                             Legal Proceedings.

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have either individually or in the aggregate a material adverse effect on the Company’s financial condition or its results of operations. The matters reported on below involve significant pending or potential claims against us.

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel. Based on the probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time.

(b) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office have indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome and we are unable to quantify the probability or magnitude of any expenditures we may incur in connection with this matter, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

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

	Price Range
	High	Low	Dividends
Year Ended September 30, 2005:
First Quarter	$32.00	$26.35	—
Second Quarter	35.19	28.59	$0.10
Third Quarter	36.30	30.00	0.10
Fourth Quarter	38.85	35.22	0.10
Year Ended September 30, 2006:
First Quarter	$37.96	$33.45	$0.10
Second Quarter	39.46	33.89	0.10
Third Quarter	35.99	22.35	0.10
Fourth Quarter	30.95	23.15	0.10

As of November 30, 2006, there were 90 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 7,600 beneficial owners of our common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2006 and cumulative repurchases under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
Inception through June 30, 2006	4,490,073	$27.72	4,490,073	$26,319
July 1, 2006 – July 31, 2006	—	—	—	$26,394
August 1, 2006 – August 31, 2006	—	—	—	$26,556
September 1, 2006 – September 30, 2006	—	—	—	$26,559
Total – Quarter ended September 30, 2006	—	—	—
Inception through September 30, 2006	4,490,073	$27.72	4,490,073

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

	Year Ended September 30,
	2002(1)	2003	2004	2005	2006(2)
	(In thousands, except per share data)
Statement of Income Data:
Revenue	$518,698	$558,283	$603,774	$647,538	$700,894
Legal expense(3)	—	—	—	7,000	9,394
Write-off of deferred contract costs(4)	—	—	—	—	17,109
Income (loss) from operations	64,339	57,042	63,046	56,274	(2,826)
Net income	40,346	35,346	38,774	36,069	2,460
Earnings per share:
Basic	$1.78	$1.68	$1.80	$1.69	$0.11
Diluted	$1.73	$1.66	$1.76	$1.67	$0.11
Weighted average shares outstanding:
Basic	22,675	20,999	21,589	21,331	21,465
Diluted	23,287	21,335	22,014	21,653	21,821
Cash dividends per share of common stock	—	—	—	$0.30	$0.40

	At September 30,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$95,125	$117,512	$139,254	$178,363	$156,860
Working capital	185,962	201,320	229,514	246,595	247,066
Total assets	352,090	415,020	464,747	534,562	558,501
Total capital lease obligations, less current portion	269	3,821	5,108	3,606	2,044
Total shareholders’ equity	302,129	333,277	373,548	405,954	404,899

(1)          Effective October 1, 2001, we changed our method of accounting for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(2)          Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method. See Note 13 to our consolidated financial statements.

(3)          Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See Note 21 to our consolidated financial statements for additional information.

(4)          During the quarter ended June 30, 2006, we determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, we recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in Note 20 to our consolidated financial statements.

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Forward-Looking Statements

Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts.  Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,”  “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes.  These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict.  Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors.”  As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.  Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2006, we had revenue of $700.9 million and net income of $2.5 million.

We report each of our three lines of business (i.e., Consulting, Systems, and Operations) as separate external reporting segments. See Note 17 to our consolidated financial statements for our unaudited quarterly segment income statement data.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of income data:

	Year ended September 30,
	2004	2005	2006
	(dollars in thousands, except per share data)
Revenue	$603,774	$647,538	$700,894
Write-off of deferred contract costs	—	—	$17,109
Gross profit	$176,567	$179,950	$136,246
Legal expense	—	$7,000	$9,394
Operating income (loss)	$63,046	$56,274	$(2,826)

Operating margin (loss) percentage	10.4%	8.7%	(0.4)%

Selling, general and administrative expense	$113,521	$116,676	$129,678
Selling, general and administrative expense as a percentage of revenue	18.8%	18.0%	18.5%

Net income	$38,774	$36,069	$2,460

Earnings per share:
Basic	$1.80	$1.69	$0.11
Diluted	$1.76	$1.67	$0.11

Our consolidated revenue increased 8.2% for the fiscal year ended September 30, 2006 compared to fiscal 2005. Our consolidated revenue increased 7.2% for the fiscal year ended September 30, 2005 compared to fiscal 2004. All of our growth in fiscal 2006 was organic. As discussed in more detail below, the changes in revenue are attributable primarily to results from our Operations Segment.

Our operating loss was $2.8 million for the fiscal year ended September 30, 2006, compared to operating income of $56.3 million for the same period in fiscal 2005. The decrease in operating income of $59.1 million was attributable to $49.4 million in losses on the Texas Integrated Eligibility project incurred in fiscal 2006, which included a $17.1 million write-off of deferred contracts costs, and $9.4 million in legal expenses related to litigation which was settled at the end of June 2006. Our operating margin decreased to 8.7% in fiscal 2005 compared to 10.4% for the same period in fiscal 2004 primarily related to $7.0 million in legal expenses to settle litigation. The litigation settlements in 2005 and 2006 pertain to fraudulent guarantees of computer leases signed by two former employees.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and non-cash equity based compensation. SG&A increased in fiscal 2006, compared to fiscal 2005, in part from the impact of expensing $4.4 million in stock options as a result of implementing FAS 123(R) on a prospective basis beginning October 1, 2005. Also included in SG&A is $2.1 million, $1.4 million and $1.0 million of non-cash equity-based compensation expense related to restricted stock units issued by the Company for the fiscal years ended September 30, 2006, 2005 and 2004, respectively. As a result, SG&A as a percent of total revenue increased to 18.5% for the fiscal year ended September 30, 2006 compared to 18.0% for fiscal 2005. For the fiscal year ended September 30, 2005, our SG&A as a percentage of revenue decreased to 18.0% compared to 18.8% for the same period in fiscal 2004, which was reflective of management’s continued focus on SG&A cost management.

In fiscal 2006 and fiscal 2005, we recorded a charge of $9.4 million and $7.0 million, respectively in connection with certain legal settlements (see Note 21 to our consolidated financial statements for further information regarding legal expense).

Our provision for income tax for fiscal year 2006 was 39% and for fiscal 2005 and 2004 was 39.5% of income before taxes.

Net income for fiscal 2006 was $2.5 million, or $0.11 per diluted share, compared with net income for fiscal 2005 of $36.1 million or $1.67 per diluted share, and net income of $38.8 million, or $1.76 per diluted share for fiscal 2004. The decrease in net income in fiscal 2006 was driven by the $49.4 million loss on the Texas Integrated Eligibility project and an operating loss in the Systems Segment. The change in net income in fiscal 2005 compared with fiscal 2004 is attributed primarily to the $7.0 million in legal expense discussed above.

Consulting Segment

	Year ended September 30,
	2004	2005	2006
	(dollars in thousands)
Revenue	$106,843	$100,359	$102,842
Gross profit	$46,985	$43,924	$44,127
Operating income	$16,441	$13,159	$14,499
Operating margin percentage	15.4%	13.1%	14.1%

The Consulting Segment is comprised of the financial services practice, Unison (airport financial consulting), the technical services practice area, and the educational services practice area. Revenue from our Consulting Segment increased 2.5% for fiscal 2006 compared to fiscal 2005, driven principally by the financial services practice.  As a result, operating margin also increased to 14.1% for the fiscal year ended September 30, 2006 compared to 13.1% for fiscal 2005. Consulting Segment results were lower in fiscal 2005 compared to fiscal 2004, with revenue decreasing by 6.1% and operating margin decreasing to 13.1%.  The decreases in revenue and operating margin were primarily attributable to reductions from the financial services practice where a large child welfare contract concluded in early fiscal 2005.

Systems Segment

	Year ended September 30,
	2004	2005	2006
	(dollars in thousands)
Revenue	$117,238	$134,407	$127,189
Gross profit	$43,795	$48,926	$38,769
Operating income (loss)	$6,749	$11,263	$(853)
Operating margin (loss) percentage	5.8%	8.4%	(0.7)%

The Systems Segment develops and implements both third party and proprietary software under five divisions: justice solutions, asset solutions, educational systems, security solutions and enterprise resource planning (ERP) solutions. Revenue from our Systems Segment decreased 5.4% for fiscal 2006 compared to fiscal 2005. The decrease in revenue was due to lower revenue contributions from the ERP division. Operating loss was $0.9 million in fiscal 2006, compared to operating income of $11.3 million in fiscal 2005. The decrease in operating income was principally related to losses in the ERP division. Revenue from our Systems Segment increased 15.0% in fiscal 2005 compared to fiscal 2004, driven by strong growth in educational systems principally related to the ramp up on the Los Angeles Unified School District’s SchoolMAX implementation. Operating margin increased to 8.4% for fiscal 2005 from 5.8% for fiscal 2004. This increase was primarily due to margin expansion in our asset solutions, security solutions, and educational systems practice areas.

Operations Segment

	Year ended September 30,
	2004	2005	2006
	(dollars in thousands)
Revenue	$379,693	$412,772	$470,863
Write-off of deferred contract costs	—	—	$17,109
Gross profit	$85,787	$87,082	$53,350
Operating income (loss)	$38,256	$36,174	$(9,453)

Operating margin (loss) percentage	10.1%	8.8%	(0.2)%

The Operations Segment includes our health and human services operations, and our federal operations. Revenue from our Operations Segment increased 14.1% for fiscal 2006 compared to fiscal 2005. This increase was primarily attributable to (1) an increased contribution from the British Columbia Health Operations project, which provided a full year of revenue in fiscal 2006 versus two quarters of revenue recorded in the prior year, (2) revenue growth in our federal operations group, and (3) $21.8 million of voter hardware revenue in the workforce services area. Operating loss was $9.5 million in fiscal 2006, compared to operating income of $36.2 million in fiscal 2005. The decrease in operating income of $45.7 million was attributable to the $49.4 million loss on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contracts costs.  Operating margin decreased to 8.8% in fiscal 2005 compared to 10.1% in fiscal 2004 as a result of an expected $3.8 million loss related to the requirement under the British Columbia Health Operations contract to run the legacy system for the transition period of operations.

Other Income, Net

	Year ended September 30,
	2004	2005	2006
	(dollars in thousands)
Interest and other income, net	$1,044	$3,345	$6,859
Percentage of revenue	0.2%	0.5%	1.0%

The overall increase in interest and other income in fiscal 2006 compared to fiscal 2005 was due primarily to the higher interest rates earned on our increased invested cash, as well as $741,000 of foreign transaction gains. The overall increase in interest and other income in fiscal 2005 compared to fiscal 2004 was due primarily to the higher interest rates earned on our increased invested cash, as well as $396,000 of foreign transaction gains.

Quarterly Results

Set forth in Note 17 to our consolidated financial statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2006. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

See Note 2 to our consolidated financial statements for further discussion of these business combinations and acquisitions.

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2006 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$3,905	$1,806	$2,099	—	—
Operating leases	48,966	19,082	23,045	$6,157	$682
Total(1)	$52,871	$20,888	$25,144	$6,157	$682

(1) Total contractual cash obligations exclude the potential future cash payments required in connection with potential earn-out contingent consideration associated with purchase business acquisitions.

Liquidity and Capital Resources

	Year ended September 30,
	2005	2006
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$75,827	$15,696
Investing activities	(99,145)	(24,152)
Financing activities	(9,463)	(11,072)
Net decrease in cash and cash equivalents	$(32,781)	$(19,528)

For fiscal 2006, cash provided by our operations was $15.7 million as compared to $75.8 million for fiscal 2005. Cash provided by operating activities for fiscal 2006 consisted of net income of $2.5 million and non-cash items aggregating $31.9 million, less working capital changes of $18.7 million. Non-cash items consisted of $17.6 million of depreciation and amortization, $6.6 million from non-cash equity based compensation, and $17.1 million from the write-off of deferred contract costs, less $9.4 million from deferred income taxes. The net cash used in working capital changes reflected increases in accounts receivable — billed, net, of $28.9 million, accounts receivable — unbilled of $4.0 million, prepaid expenses and other current assets of $1.1 million, deferred contract costs, net, of $7.8 million, offset by decreases in other assets of $2.5 million. The net cash provided by changes in working capital reflected increases in accounts payable of $16.3 million and deferred revenue of $21.5 million, offset by decreases in accrued compensation and benefits of $2.4 million, income taxes payable of $13.7 million and other liabilities of $1.1 million. The increase in accounts payable reflected increases resulting from new or expanded projects as well as normal fluctuations in payment cycles. Management expects that the favorable effect on cash flows of the increased accounts payable may be reversed in subsequent periods due to the timing of payments.

For fiscal 2005, cash provided by our operations was $75.8 million, and consisted of net income of $36.1 million and non-cash items aggregating $24.3 million, plus working capital changes of $15.5 million. Non-cash items consisted of $15.1 million of depreciation and amortization, $4.8 million from deferred income tax expense, $1.4 million from the income tax benefit of option exercises and restricted stock units vesting, and $3.0 million from non-cash equity based compensation. The net cash provided by working capital changes reflected increases in accounts receivable — billed, net, of $12.6 million, accounts receivable — unbilled of $1.5 million, and deferred contract costs, net, of $5.0 million, offset by increases in accounts payable of $10.7 million, accrued compensation of $5.6 million, deferred revenue of $11.7 million and income taxes payable of $4.7 million and a decrease in prepaid expenses of $2.0 million. Other working capital changes providing cash were increases in other assets of $0.8 million and increases in other liabilities of $0.7 million.

Cash used in investing activities for fiscal 2006 was $24.2 million as compared to $99.1 million for fiscal 2005. Cash used in investing activities for fiscal 2006 primarily consisted of $14.7 million in expenditures related to capitalized software and $11.5 million in purchases of property and equipment, offset by decreases in marketable securities of $1.8 million and a $0.1 million decrease in other items. For fiscal 2005, cash used in investing activities consisted of $2.0 million related to business acquisitions, $12.7 million in expenditures for capitalized software costs, $13.3 million in purchases of property and equipment, and $71.6 million in purchases of marketable securities, offset by a $0.4 million decrease in other items.

For fiscal 2006, cash used in financing activities was $11.1 million as compared to $9.5 million for fiscal 2005. Cash used in financing activities for fiscal 2006 consisted of $10.1 million of common stock repurchases, $1.4 million of principal payments on capital leases and $8.6 million of dividends paid, offset by $7.7 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan. Cash used in financing activities for fiscal 2005 primarily consisted of $16.1 million of common stock repurchases and $1.6 million of principal payments on capital leases and $6.4 million of dividends paid, offset by $14.6 million of sales of stock to employees through our Employee Stock Purchase Plan and Equity Incentive Plan.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2005 and 2006, we repurchased 488,404 and 282,100 shares, respectively. At September 30, 2006, approximately $26.6 million remained available for future stock repurchases under the program.

Our working capital at September 30, 2005 and 2006 was $246.6 million and $247.1 million, respectively. At September 30, 2006, we had cash, cash equivalents, and marketable securities of $156.8 million and no debt, except for lease obligations. Management believes this strong liquidity and financial position will allow us to continue our stock repurchase program, depending on the price of the Company’s common stock, and to pursue selective acquisitions. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2006, $11.2 million in net costs had been incurred and reported as deferred contract costs on our September 30, 2006 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The letters of credit contain financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. As of September 30, 2006, the Company was not in compliance with the EBITDA financial covenant in either letter of credit. On December 1, 2006, the Company and its lender signed an agreement to waive this financial covenant for the fiscal quarter ended on September 30, 2006. The Company was in compliance with all other financial covenants as of September 30, 2006.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2006, capital lease obligations of $3.7 million were outstanding related to these lease arrangements for new equipment.

At September 30, 2005 and 2006, we classified accounts receivable of $5.3 million and $2.7 million, respectively, net of a $1.1 million and $0.7 million discount, respectively, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one year.

On October 6, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 30, 2006 to shareholders of record on November 15, 2006. Based on the number of shares outstanding at November 15, 2006, the payment was $2.2 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Effects of Inflation

As measured by revenue, approximately 15% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 9% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe that we do not have significant off-balance-sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2006, approximately 77% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 11% from foreign customers; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2006, revenue from fixed-price contracts was approximately 41% of total revenue; revenue from performance-based contracts was approximately 35% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 9% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred in accordance with the provisions of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. For fixed-price contracts accounted for under SOP 81-1, provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

We also license software under license agreements. Software revenue is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, With Respect to Certain Transactions (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

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

Deferred Contract Costs. Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows.

Contingencies. From time to time, we are involved in legal proceedings, including contract and employment claims, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

Legal Expense. Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. The impact of adopting SFAS No. 123(R) is disclosed in Note 13 to our consolidated financial statements.

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

We may also establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not fully succeed.  We adjust these reserves in light of changing facts, such as the progress of a tax audit, new case law, or expiration of a statute of limitations. We have deferred tax assets due to net operating loss carryforwards in our Canadian subsidiaries, the utilization of which is not assured and is dependent on generating sufficient taxable income in the future. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Although management believes it is more likely than not that we will generate sufficient taxable income to utilize all net operating loss carryforwards, evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

ITEM 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

ITEM 8.                             Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MAXIMUS, Inc.:

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards Board No. 123(R), effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 6, 2006

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$59,073	$39,545
Marketable securities	119,290	117,315
Restricted cash	2,193	1,512
Accounts receivable — billed, net	124,477	153,399
Accounts receivable — unbilled	43,774	47,728
Income taxes receivable	—	9,003
Deferred income taxes	—	6,844
Prepaid expenses and other current assets	7,270	8,334
Total current assets	356,077	383,680
Property and equipment, net	31,156	33,429
Software development costs, net	25,686	33,925
Deferred contract costs, net	20,429	11,165
Goodwill	86,832	86,688
Intangible assets, net	7,756	5,720
Other assets	6,626	3,894
Total assets	$534,562	$558,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,151	$54,484
Accrued compensation and benefits	26,828	24,426
Deferred revenue	32,898	54,414
Income taxes payable	4,695	—
Deferred income taxes	2,022	—
Current portion of capital lease obligations	1,502	1,690
Other accrued liabilities	3,386	1,600
Total current liabilities	109,482	136,614
Capital lease obligations, less current portion	3,606	2,044
Deferred income taxes	15,480	14,944
Other long-term liabilities	40	—
Total liabilities	128,608	153,602
Commitments and contingencies (Notes 10 and 14)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,451,302 and 21,544,964 shares issued and outstanding at September 30, 2005 and 2006, at stated amount, respectively	150,883	156,349
Accumulated other comprehensive loss	(522)	(916)
Retained earnings	255,593	249,466
Total shareholders’ equity	405,954	404,899
Total liabilities and shareholders’ equity	$534,562	$558,501

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended September 30,
	2004	2005	2006

Revenue	$603,774	$647,538	$700,894
Cost of revenue	427,207	467,588	547,539
Write-off of deferred contract costs (Note 6)	—	—	17,109
Gross profit	176,567	179,950	136,246
Selling, general and administrative expenses	113,521	116,676	129,678
Legal expense (Note 21)	—	7,000	9,394
Income (loss) from operations	63,046	56,274	(2,826)
Interest and other income, net	1,044	3,345	6,859
Income before income taxes	64,090	59,619	4,033
Provision for income taxes	25,316	23,550	1,573
Net income	$38,774	$36,069	$2,460

Earnings per share:
Basic	$1.80	$1.69	$0.11
Diluted	$1.76	$1.67	$0.11

Cash dividends per share	—	$0.30	$0.40

Weighted average shares outstanding:
Basic	21,589	21,331	21,465
Diluted	22,014	21,653	21,821

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2003	21,200	$146,219	$(95)	$187,153	$333,277
Net income	—	—	—	38,774	38,774
Unrealized loss on marketable securities, net of tax of $26	—	—	(40)	—	(40)
Foreign currency translation	—	—	(210)	—	(210)
Comprehensive income					38,524
Employee stock transactions	927	22,482	—	—	22,482
Repurchases of common stock	(807)	(25,656)	—	—	(25,656)
Non-cash equity based compensation	—	1,036	—	—	1,036
Tax benefit due to option exercises	—	3,885	—	—	3,885
Balance at September 30, 2004	21,320	147,966	(345)	225,927	373,548
Net income	—	—	—	36,069	36,069
Unrealized gain on marketable securities, net of tax of $153	—	—	241	—	241
Foreign currency translation	—	—	(418)	—	(418)
Comprehensive income					35,892
Employee stock transactions	619	14,645	—	—	14,645
Repurchases of common stock	(488)	(16,055)	—	—	(16,055)
Cash dividends	—	—	—	(6,403)	(6,403)
Non-cash equity based compensation	—	1,372	—	—	1,372
Tax benefit due to option exercises	—	2,955	—	—	2,955
Balance at September 30, 2005	21,451	150,883	(522)	255,593	405,954
Net income	—	—	—	2,460	2,460
Unrealized gain on marketable securities, net of tax	—	—	—	—	—
Foreign currency translation	—	—	(394)	—	(394)
Comprehensive income					2,066
Employee stock transactions	376	7,697	—	—	7,697
Repurchases of common stock	(282)	(10,139)	—	—	(10,139)
Cash dividends	—	—	—	(8,587)	(8,587)
Non-cash equity based compensation	—	6,577	—	—	6,577
Tax benefit due to option exercises	—	1,331	—	—	1,331
Balance at September 30, 2006	21,545	$156,349	$(916)	$249,466	$404,899

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2004	2005	2006

Cash flows from operating activities:
Net income	$38,774	$36,069	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,040	7,874	9,195
Amortization	6,110	7,271	8,450
Deferred income taxes	13,361	4,806	(9,402)
Non-cash equity based compensation	1,036	1,372	6,577
Write-off of deferred contract costs	—	—	17,109
Tax benefit due to option exercises and restricted stock units vesting	3,885	2,955	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	3,158	(12,643)	(28,922)
Accounts receivable - unbilled	(13,138)	(1,494)	(3,954)
Prepaid expenses and other current assets	(2,366)	1,961	(1,064)
Deferred contract costs	(4,866)	(4,954)	(7,845)
Other assets	(4,752)	(828)	2,489
Accounts payable	5,866	10,675	16,332
Accrued compensation and benefits	(1,995)	5,604	(2,401)
Deferred revenue	(1,950)	11,703	21,516
Income taxes	(2,837)	4,695	(13,699)
Other liabilities	(253)	761	(1,145)
Net cash provided by operating activities	47,073	75,827	15,696
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(6,605)	(1,946)	—
Purchases of property and equipment	(6,476)	(13,337)	(11,467)
Capitalized software development costs	(8,078)	(12,655)	(14,654)
(Increase) decrease in marketable securities	(47,300)	(71,649)	1,825
Other	239	442	144
Net cash used in investing activities	(68,220)	(99,145)	(24,152)
Cash flows from financing activities:
Employee stock transactions	22,482	14,645	7,697
Repurchases of common stock	(25,656)	(16,056)	(10,139)
Payments on capital lease obligations	(1,197)	(1,649)	(1,374)
Tax benefit due to option exercises and restricted stock units vesting	—	—	1,331
Cash dividends paid	—	(6,403)	(8,587)
Net cash used in financing activities	(4,371)	(9,463)	(11,072)
Net decrease in cash and cash equivalents	(25,518)	(32,781)	(19,528)
Cash and cash equivalents, beginning of period	117,372	91,854	59,073
Cash and cash equivalents, end of period	$91,854	$59,073	$39,545

See notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2004, 2005 and 2006

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

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 5%, 8%, and 11% of total revenue for the years ended September 30, 2004, 2005 and 2006, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the fiscal year ended September 30, 2006 include a majority (55%) owned international subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

In fiscal 2006, approximately 77% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 11% from foreign customers; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2006, revenue from fixed-price contracts was approximately 41% of total revenue; revenue from performance-based contracts was approximately 35% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 9% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred in accordance with the provisions of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. For fixed-price contracts accounted for under SOP 81-1, provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

We also license software under license agreements. Software revenue is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, With Respect to Certain Transactions (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

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

(e) Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were none in 2004; $(288,000) in 2005; and $237,000 in 2006, are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term auction rate bonds. At September 30, 2004, 2005, and 2006, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), were ($90,000), $150,000, and none, respectively.

(f) Restricted Cash

Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

(g) Accounts Receivable and Allowance for Doubtful Accounts

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

(h) Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives not to exceed 39.5 years for the Company’s buildings and between three and seven years for office furniture and equipment. Leasehold improvements are amortized over their useful life or the remaining term of the lease, whichever is shorter. Direct costs of time and material incurred for the development of application software for internal use are capitalized as property and equipment. These costs are depreciated using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

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

(j) Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows.

(k) Goodwill and Intangible Assets

The Company applies Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 142. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142. Based on the analysis performed as of July 1, 2006, the Company determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

(l) Long-Lived Assets (excluding Goodwill)

The Company follows the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2006 are fully realizable.

(m) Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. We have deferred tax assets due to net operating loss carryforwards in our Canadian subsidiaries, the utilization of which is not assured and is dependent on generating sufficient taxable income in the future. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. Although management believes it is more likely than not that we will generate sufficient taxable income to utilize all net operating loss carryforwards, evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

(o) Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. At September 30, 2004, 2005, and 2006, accumulated foreign currency gains (losses) included in accumulated other comprehensive loss were ($255,000), ($673,000) and ($1,067,000), respectively. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were $511,000, $396,000 and $741,000 for the years ended September 30, 2004, 2005 and 2006, respectively.

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

(q) Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2005 and 2006.

(r) Stock-Based Compensation

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. The impact of adopting SFAS No. 123(R) is disclosed in Note 13.

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

(t) Legal Expense

Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal year 2006 presentation.

(v) Contingencies

From time to time, we are involved in legal proceedings, including contract and employment claims, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.

2.  Business Combinations

No businesses were acquired by the Company in either fiscal 2005 or fiscal 2006. At September 30, 2005, the Company recorded $1.3 million as additional goodwill in connection with an earn-out payment pertaining to a business acquired in 2002. The earn-out payment was attributable to that business achieving certain performance objectives. In fiscal 2004, the Company acquired the businesses described below in business combinations accounted for as purchases. The accompanying consolidated financial statements include the results of operations of each acquired business since the date of their respective acquisition.

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

Following are the unaudited pro forma results of operations for the Company as if the companies identified above were acquired at the beginning of the period being reported (in thousands, except per share data):

Year ended September 30, 2004
Revenue	$605,519
Net income	39,242
Diluted earnings per share	$1.78

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue
September 30, 2005:
Revenue	$595,073	$773,748
Billings	551,299	806,646
Total	$43,774	$32,898
September 30, 2006:
Revenue	$878,030	$654,145
Billings	830,302	708,559
Total	$47,728	$54,414

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2005 and 2006, there was $5.6 million and $7.0 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

At September 30, 2005 and 2006, $5.3 million and $2.7 million of billed long-term contract receivables, net of reserves of $1.1 million and $0.7 million, respectively, are included in other assets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2004	2005	2006

Balance at beginning of year	$4,997	$6,551	$7,158
Additions to cost and expense	6,401	4,253	4,775
Deductions	(4,847)	(3,646)	(5,405)
Balance at end of year	$6,551	$7,158	$6,528

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2005	2006

Land	$2,462	$2,462
Building and improvements	11,656	12,239
Office furniture and equipment	46,901	51,780
Leasehold improvements	3,711	4,597
	64,730	71,078
Less: Accumulated depreciation and amortization	(33,574)	(37,649)
Total property and equipment, net	$31,156	$33,429

5.  Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2005	2006

Capitalized software development costs	$42,503	$57,260
Less: Accumulated amortization	(16,817)	(23,335)
Total Software development costs, net	$25,686	$33,925

Capitalized software amortization expense for the years ended September 30, 2004, 2005 and 2006 was $4.5 million, $5.2 million, and $6.5 million, respectively.

6.  Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior the commencement of us providing contracted services to our customers totaling $27.2 million and $26.3 million at September 30, 2005 and 2006, respectively, of which $7.6 million is leased equipment at September 30, 2005 and 2006. Deferred contract costs are expensed ratably as services are provided under the contracts. For the fiscal years ended September 30, 2005 and 2006, accumulated amortization of deferred contract costs was $6.8 million and $15.2 million, of which $2.6 million and $4.2 million, respectively, is the accumulated amortization of capital lease assets included in deferred costs.

During the quarter ended June 30, 2006, the Company determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in Note 20.

7.  Goodwill and Intangible Assets

The allocation of goodwill between segments has been adjusted to reflect the organizational change that occurred on October 1, 2005, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006. Changes in goodwill for the years ended September 30, 2005 and 2006 are as follows (in thousands):

	Consulting	Systems	Operations	Total
Balance as of September 30, 2004	$6,811	$44,559	$33,516	$84,886
Goodwill activity during year	14	637	1,295	1,946
Balance as of September 30, 2005	6,825	45,196	34,811	86,832
Goodwill allocation adjustment	4,077	(3,042)	(1,035)	—
Goodwill activity during year	—	—	(144)	(144)
Balance as of September 30, 2006	$10,902	$42,154	$33,632	$86,688

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2005			As of September 30, 2006
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$3,141	$334	$3,475	$3,288	$187
Technology-based intangibles	4,870	1,644	3,226	4,870	2,532	2,338
Customer contracts and relationships	7,475	3,279	4,196	7,475	4,280	3,195
Total	$15,820	$8,064	$7,756	$15,820	$10,100	$5,720

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately six years, five years, and seven years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. The estimated amortization expense for the years ending September 30, 2007, 2008, 2009, 2010, and 2011 is $2.0 million, $1.6 million, $1.1 million, $0.4 million, and $0.4 million, respectively.

8.  Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2004	2005	2006
Numerator:
Net income	$38,774	$36,069	$2,460

Denominator:
Weighted average shares outstanding	21,589	21,331	21,465
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	425	322	356
Denominator for diluted earnings per share	22,014	21,653	21,821

9.  Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The letters of credit contain financial covenants that establish minimum levels of tangible net worth and earnings before interest, tax, depreciation and amortization (EBITDA) and require the maintenance of certain cash balances. As of September 30, 2006, the Company was not in compliance with the EBITDA financial covenant in either letter of credit. On December 1, 2006, the Company and its lender signed an agreement to waive this financial covenant for the fiscal quarter ended on September 30, 2006. The Company was in compliance with all other financial covenants as of September 30, 2006.

10.  Leases

The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2004, 2005, and 2006 was $23.3 million, $23.1 million, and $23.3 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2006, capital lease obligations of $3.7 million were outstanding related to these lease arrangements for new equipment.

Minimum future payments under leases in effect as of September 30, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended September 30,
2007	$1,806	$19,082
2008	1,679	13,664
2009	420	9,381
2010	—	4,775
2011	—	1,382
Thereafter	—	682
Total minimum lease payments	3,905	$48,966
Amount representing interest	(171)
Present value of minimum lease payments	3,734
Current portion	(1,690)
Long-term portion	$2,044

11.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2004, 2005, and 2006, the Company contributed $3.7 million, $3.6 million, and $3.4 million to the plans, respectively.

12.  Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2004	2005	2006
Current provision:
Federal	$9,791	$14,630	$7,783
State and local	2,164	3,250	1,992
Foreign	—	864	1,200
Total current provision	11,955	18,744	10,975
Deferred tax expense (benefit):
Federal	10,820	5,136	(6,450)
State and local	2,299	1,091	(1,384)
Foreign	242	(1,421)	(1,568)
Total deferred tax expense (benefit)	13,361	4,806	(9,402)
Income tax expense	$25,316	$23,550	$1,573

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2004	2005	2006
Federal income tax provision at statutory rate of 35%	$22,431	$20,867	$1,411
Permanent items	470	594	645
Municipal interest	(319)	(749)	(1,532)
State income taxes, net of federal benefit	2,929	2,802	292
Reserve for state income tax audits	—	373	974
Other	(195)	(337)	(217)
	$25,316	$23,550	$1,573

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2005 and 2006 are as follows (in thousands):

	As of September 30,
	2005	2006
Deferred tax assets - current:
Costs deductible in future periods	$6,519	$6,677
Deferred revenue	8,300	16,811
Total deferred tax assets - current	14,819	23,488
Deferred tax liabilities - current:
Accounts receivable - unbilled	16,743	16,644
Other	98	—
Net deferred tax asset (liability) - current	$(2,022)	$6,844

Deferred tax assets (liabilities) - non-current:
Non-cash equity compensation	$813	$2,222
Net operating loss carryforwards	1,745	3,246
Amortization of goodwill	(5,132)	(6,763)
Depreciation	(1,954)	(1,772)
Capitalized software	(7,456)	(11,480)
Deferred contract costs	(3,496)	(397)
Net deferred tax liability - non-current	$(15,480)	$(14,944)

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

As of September 30, 2006, the Company had $3.2 million of total tax-effected net operating loss carryforwards, related to the Company’s operations in Canada. These net operating loss carryforwards begin to expire at the end of fiscal 2014 through fiscal 2016. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within our Canadian operations. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount.

Cash paid for income taxes during the years ended September 30, 2004, 2005, and 2006 was $10.2 million, $9.4 million, and $22.0 million, respectively.

Approximately 90% of the Company’s total goodwill is expected to be deductible for income tax purposes.

13.  Shareholders’ Equity

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified options to officers, employees, and directors of the Company to purchase the Company’s common stock. At September 30, 2006, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock option plans. At September 30, 2006, approximately 2.0 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years, and beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2004, 2005 and 2006, compensation expense recognized related to RSUs was $1.0 million, $1.4 million and $2.1 million, respectively.

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

Under the modified-prospective-transition method, compensation cost recognized in the fiscal year ended September 30, 2006, included (i) compensation cost for all stock-based payments granted prior to but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s income before income taxes for the fiscal year ended September 30, 2006, was $4.4 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the fiscal year ended September 30, 2006, was $2.7 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the fiscal year ended September 30, 2006 are $0.13 and $0.13, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $6.6 million for the fiscal year ended September 30, 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.6 million for the fiscal year ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R) (in thousands, except per share data):

	Year ended September 30,
	2004	2005
Net income, as reported	$38,774	$36,069
Add: Stock-based compensation expense included in reported net income, net of taxes	627	830
Deduct: Stock compensation expense determined under fair value based method for all awards, net of taxes	(5,714)	(4,226)
Net income, as adjusted	$33,687	$32,673

Earnings per share:
Basic - as reported	$1.80	$1.69
Basic - as adjusted	$1.56	$1.53

Diluted - as reported	$1.76	$1.67
Diluted - as adjusted	$1.53	$1.51

The weighted average fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing method with the following assumptions for the fiscal years ended September 30, 2004, 2005 and 2006:

	2004	2005	2006
Dividend yield	0.0%	0.7%	1.4%
Risk-free interest rate	3.1%	4.0%	4.6%
Expected volatility	55%	46%	37%
Expected life of option term (in years)	5.4	5.1	5.1
Weighted average fair value at grant date	$18.20	$13.48	$11.58

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2004, 2005 and 2006, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2003	2,828,612	$25.14
Granted	654,688	34.92
Exercised	(840,374)	24.84
Forfeited or expired	(91,812)	25.06
Outstanding at September 30, 2004	2,551,114	27.76
Granted	521,012	31.87
Exercised	(514,184)	34.62
Forfeited or expired	(260,581)	32.61
Outstanding at September 30, 2005	2,297,361	28.65
Granted	557,101	33.12
Exercised	(300,314)	35.21
Forfeited or expired	(512,419)	33.19
Outstanding at September 30, 2006	2,041,729	29.39

Exercisable at September 30, 2006	1,239,484	$24.27

The intrinsic value of exercisable stock options at September 30, 2006, was $3.5 million with a weighted average remaining life of 3.5 years. The total intrinsic value of stock options exercised during the year ended September 30, 2006, was $3.3 million. The weighted average grant date fair value of stock options granted during the year ended September 30, 2006, was $11.58. The total fair value of stock options which vested during the year ended September 30, 2006, was $3.3 million.

The following table provides certain information with respect to stock options outstanding at September 30, 2006:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.01 - $1.46	75,113	$1.46	0.3
$12.31 - $20.96	236,204	20.48	4.0
$21.00 - $33.55	889,784	28.19	5.1
$33.75 - $46.03	840,628	35.65	5.8
	2,041,729	29.39	5.1

The following table provides certain information with respect to stock options exercisable at September 30, 2006:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$0.01 - $1.46	75,113	$1.46
$12.31 - $20.96	234,454	20.49
$21.00 - $33.55	526,300	27.43
$33.75 - $46.03	403,617	35.81
	1,239,484	24.27

A summary of the Company’s RSU activity for the fiscal years ended September 30, 2004, 2005 and 2006, is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2003	135,998	$31.86
Granted	101,300	34.99
Vested	(25,191)	35.00
Forfeited or expired	(26,019)	31.91
Non-vested shares outstanding at September 30, 2004	186,088	31.44
Granted	112,550	32.40
Vested	(43,147)	35.34
Forfeited or expired	(27,248)	32.05
Non-vested shares outstanding at September 30, 2005	228,243	32.69
Granted	258,843	34.17
Vested	(47,442)	28.67
Forfeited or expired	(74,432)	32.90
Non-vested shares outstanding at September 30, 2006	365,212	$33.26

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $10.1 million and $12.0 million, respectively.

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

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases are included in the Company’s stock-based compensation expense. During fiscal 2004, 2005, and 2006, respectively, the Company issued 71,400, 76,900, and 36,971 shares of common stock pursuant to this plan at an average price of $28.40, $25.80, and $28.13 per share.

Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2005 and 2006, the Company repurchased 488,404 and 282,100 shares, respectively. At September 30, 2006, approximately $26.6 million remained available for future stock repurchases under the program.

14.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. Management does not expect the ultimate outcome of these legal proceedings to have either individually or in the aggregate a material adverse effect on the Company’s financial condition or its results of operations.  The matters reported on below involve significant pending or potential claims against us.

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to MAXIMUS’ compliance with the federal laws governing Medicaid claims. We are fully cooperating with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel. Based on the probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time.

(b) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office have indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation is primarily focused at this time on the procurement and contracting activities of the Illinois Department of Central Management Services. Although there can be no assurance of a favorable outcome and we are unable to quantify the probability or magnitude of any expenditures we may incur in connection with this matter, the Company does not believe that this matter will have a material adverse effect on its financial condition or results of operations, and the Company has not accrued for any loss related to this matter.

Employment Agreements

The Company has employment agreements with 10 of its executives and other employees with terms of the employment obligations ending between fiscal 2007 and fiscal 2010.

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

For the years ended September 30, 2004, 2005, and 2006, the Company derived approximately 14%, 16%, and 14%, respectively, of its consolidated revenue from contracts with a single state customer, principally within our Operations Segment.

16.  Business Segments

The following table provides certain financial information for each business segment (in thousands). The segment results for fiscal 2005 and 2004 have been adjusted to reflect the organizational change that occurred on October 1, 2005, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006.

	2004	2005	2006
Revenue:
Consulting	$106,843	$100,359	$102,842
Systems	117,238	134,407	127,189
Operations	379,693	412,772	470,863
Total	$603,774	$647,538	$700,894

Income (loss) from operations:
Consulting	$16,441	$13,159	$14,499
Systems	6,749	11,263	(853)
Operations	38,256	36,174	(9,453)
Consolidating adjustments	1,600	2,678	2,375
Legal expense	—	(7,000)	(9,394)
Total	$63,046	$56,274	$(2,826)

Identifiable assets:
Consulting	$62,763	$53,891	$59,295
Systems	114,740	134,101	144,511
Operations	127,017	146,904	160,946
Corporate	160,227	199,666	196,995
Total	$464,747	$534,562	$561,747

Depreciation and amortization:
Consulting	$1,595	$1,552	$1,511
Systems	5,836	6,821	6,923
Operations	3,695	4,948	7,623
Corporate	2,024	1,824	1,588
Total	$13,150	$15,145	$17,645

Revenue from foreign operations was $30.0 million, $49.7 million, and $76.7 million for fiscal years 2004, 2005, and 2006, respectively. Total assets of foreign operations were $40.2 million and $48.0 million at September 30, 2005 and 2006, respectively.

The loss from operations in the Operations segment for the 2006 fiscal year of $9.5 million includes a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the Texas Integrated Eligibility project’s deferred contract costs.

17.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2005 and 2006. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period. The segment results for the 2005 periods have been adjusted to reflect the organizational change that occurred on October 1, 2005, as reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2006.

	Quarter Ended
	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005
	(In thousands, except per share data)
Fiscal Year 2005
Revenue:
Consulting	$24,064	$23,583	$27,272	$25,440
Systems	32,838	32,614	35,105	33,850
Operations	95,593	97,854	111,281	108,044
Total revenue	152,495	154,051	173,658	167,334

Gross profit	44,405	43,715	47,231	44,599

Selling, general and administrative expenses	29,450	28,373	30,681	28,172

Income from operations:
Consulting	2,290	1,877	4,473	4,519
Systems	4,926	1,961	2,959	1,417
Operations	7,135	10,645	8,396	9,998
Consolidating adjustments	604	859	722	493
Legal expense	(99)	(341)	(1,060)	(5,500)
Total income from operations	14,856	15,001	15,490	10,927

Net income	9,049	9,500	10,115	7,405

Earnings per share:
Basic	$0.42	$0.45	$0.47	$0.35
Diluted	$0.42	$0.44	$0.47	$0.34

	Quarter Ended
	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006
	(In thousands, except per share data)
Fiscal Year 2006
Revenue:
Consulting	$23,635	$26,368	$26,714	$26,125
Systems	36,290	32,229	28,686	29,984
Operations	102,801	121,176	131,196	115,690
Total revenue	162,726	179,773	186,596	171,799

Gross profit	44,746	45,332	10,542	35,626

Selling, general and administrative expenses	31,564	30,886	32,275	34,953

Income (loss) from operations:
Consulting	2,536	2,976	3,818	5,169
Systems	3,887	278	(3,010)	(2,008)
Operations	6,068	10,544	(23,121)	(2,944)
Consolidating adjustments	691	648	580	456
Legal expense	(500)	(725)	(9,078)	909
Total income from operations	12,682	13,721	(30,811)	1,582

Net income	8,906	8,870	(17,309)	1,993

Earnings per share:
Basic	$0.42	$0.41	$(0.81)	$0.09
Diluted	$0.41	$0.41	$(0.81)	$0.09

18.  Recent Accounting Pronouncements

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

19.  Subsequent Events

On October 6, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 30, 2006, to shareholders of record on November 15, 2006. Based on the number of shares outstanding, the payment was $2.2 million.

On October 5, 2006, the Company sold its Corrections Services business for $3.0 million in cash, plus the assumption of certain liabilities.  The gain from the sale was approximately $0.4 million (net of taxes of $0.3 million).

20.  Texas Integrated Eligibility Project

Our fiscal 2006 results were impacted by a $49.4 million operating loss on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contract costs. Under this project, we serve as a subcontractor to Accenture as part of the Texas Access Alliance which provides services under the Texas Health and Human Services Commissions’ Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. On November 15, 2006, we announced that we have commenced negotiations with Accenture which may further reduce our overall scope on the project. There is no assurance, however, that those negotiations will ultimately be successful. As of September 30, 2006, we have $12.5 million in net, billed accounts receivable related to this project. See also Special Considerations and Risk Factors (Exhibit 99.1).

21.  Legal Expense

In fiscal 2004, the Company learned that two former employees, who were principals in a small business MAXIMUS acquired in 2000, had signed fraudulent guarantees on behalf of MAXIMUS for computer equipment leases. The equipment was leased from Solarcom LLC which, in turn, assigned certain of the payments under the leases to various financial institutions including De Lage Landen Financial Services, Inc. (“DLL”) and Fleet Business Credit LLC (“Fleet”). The Company did not have knowledge of the leases or guarantees, and much of the equipment appears to have been used in businesses unrelated to MAXIMUS. When the leases went into default, Solarcom demanded payment of the remaining amounts due under the leases from MAXIMUS based on the guarantees.

On August 6, 2004, DLL sued MAXIMUS and Solarcom in the federal District Court for the Eastern District of Pennsylvania seeking recovery of damages, and Solarcom asserted a cross-claim against MAXIMUS.  Solarcom also filed suit against MAXIMUS to enforce the guarantees on August 17, 2004, in state court in Gwinnett County, Georgia. On August 24, 2004, Fleet sued MAXIMUS and Solarcom in the federal District Court for the Northern District of Georgia. The Solarcom and Fleet actions were consolidated in the federal District Court for the Northern District of Georgia on September 29, 2004.

All of the lawsuits were settled.  In connection with the DLL settlement, MAXIMUS recorded a charge of $7.0 million for the fiscal year ended September 30, 2005. That amount included the settlement amount paid to DLL and the associated legal expenses for fiscal year 2005, as well as a liability for estimated probable future legal defense costs of the Georgia lawsuit. MAXIMUS settled the Solarcom and Fleet claims and recorded a charge of $10.0 million in the quarter ended June 30, 2006 in connection with that settlement.

During 2006, the Company received insurance settlements relating to this matter in the amount of $1.8 million. The Company has also reported the matter to law enforcement authorities, and has filed claims against the former employees. Those claims have been referred to arbitration for resolution.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2006, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting is included following this Item 9A.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of MAXIMUS, Inc.:

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that MAXIMUS, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MAXIMUS, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of MAXIMUS, Inc. as of September 30, 2006 and our report dated December 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 6, 2006

ITEM 9B.                    Other Information.

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 20, 2007 (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the shareholders (2)	2,039,292		$29.41	1,962,505

Equity compensation plans/arrangements not approved by the shareholders	2,437	(3)	$12.31	—

Total	2,041,729		$29.39	1,962,505

(1)          In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2006, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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

(b)		Exhibits — see Item 15(a)(3) above.

(c)		Financial Statement Schedules — see Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December 2006.

MAXIMUS, Inc.

By:	/s/ RICHARD A. MONTON
Richard A. Montoni Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI	President, Chief Executive Officer and	December 6, 2006
Richard A. Montoni	Director (principal executive officer)

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer	December 6, 2006
David N. Walker	(principal financial and accounting officer)

/s/ PETER B. POND	Chairman of the Board of Directors	December 6, 2006
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	December 6, 2006
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	December 6, 2006
John J. Haley

/s/ PAUL R. LEDERER	Director	December 6, 2006
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	December 6, 2006
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	December 6, 2006
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 6, 2006
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 6, 2006
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. (1)

3.2	Amended and Restated By-laws of the Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan, as amended. (5)*

10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (6)*

10.5	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (7)*

10.6	Income Continuity Program. (8)

10.7	1997 Equity Incentive Plan - Restricted Stock Units - Terms and Conditions. (9)

10.8	1997 Equity Incentive Plan - Non-Qualified Stock Option - Terms and Conditions. (9)

10.9	Subcontract Agreement dated as of June 25, 2005 between Accenture LLP and the Company. (10)

10.10	First Amendment to Subcontract Agreement dated as of June 21, 2006 between Accenture LLP and the Company. (10)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Special Considerations and Risk Factors. Filed herewith.

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

(3)                                  Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-136400) on August 8, 2006 and incorporated herein by reference.

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

(6)                                  Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on April 26, 2006 and incorporated herein by reference.

(7)                                  Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21611) on February 12, 1997 and incorporated herein by reference.

(8)                                  Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on March 27, 2006 and incorporated herein by reference.

(9)                                  Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on June 23, 2006 and incorporated herein by reference.

(10)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on June 27, 2006 and incorporated herein by reference.