Form 10-Q
period 2006-12-31
MAXIMUS INC
filed 2007-02-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2007, there were 21,713,802 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2006

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2006
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,545	$21,964
Marketable securities	117,315	141,811
Restricted cash	1,512	312
Accounts receivable — billed, net of reserves of $5,830 and $16,816	153,399	126,912
Accounts receivable — unbilled	47,728	39,949
Income taxes receivable	9,003	11,018
Deferred income taxes	6,844	10,690
Prepaid expenses and other current assets	8,334	8,498
Total current assets	383,680	361,154

Property and equipment, at cost	71,078	72,558
Less accumulated depreciation and amortization	(37,649)	(39,631)
Property and equipment, net	33,429	32,927
Capitalized software	57,260	57,351
Less accumulated amortization	(23,335)	(25,655)
Capitalized software, net	33,925	31,696
Deferred contract costs, net	11,165	9,758
Goodwill	86,688	86,019
Intangible assets, net	5,720	4,892
Other assets, net	3,894	2,967
Total assets	$558,501	$529,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,484	$44,350
Accrued compensation and benefits	24,426	22,172
Deferred revenue	54,414	48,264
Current portion of capital lease obligations	1,690	1,707
Other accrued liabilities	1,600	1,122
Total current liabilities	136,614	117,615
Capital lease obligations, less current portion	2,044	1,643
Deferred income taxes	14,944	13,692
Total liabilities	153,602	132,950

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,544,964 and 21,652,730 shares issued and outstanding at September 30, 2006 and December 31, 2006, at stated amount, respectively	156,349	159,250
Accumulated other comprehensive income (loss)	(916)	300
Retained earnings	249,466	236,913
Total shareholders’ equity	404,899	396,463
Total liabilities and shareholders’ equity	$558,501	$529,413

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2005	2006
Revenue	$162,726	$161,138
Cost of revenue	117,980	140,860
Gross profit	44,746	20,278
Selling, general and administrative expenses	31,564	34,653
Legal expense (Note 12)	500	3,000
Income (loss) from operations	12,682	(17,375)
Interest and other income, net	2,038	477
Gain on sale of business (Note 13)	—	684
Income (loss) before income taxes	14,720	(16,214)
Provision (benefit) for income taxes	5,814	(5,819)
Net income (loss)	$8,906	$(10,395)

Earnings (loss) per share (Note 6):
Basic	$0.42	$(0.48)
Diluted	$0.41	$(0.48)

Dividends per share	$0.10	$0.10

Weighted average shares outstanding:
Basic	21,432	21,590
Diluted	21,908	21,590

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$8,906	$(10,395)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,202	2,284
Amortization	1,942	2,769
Deferred income taxes	(130)	(5,098)
Non-cash equity based compensation	1,333	1,020
Gain on sale of business	—	(684)

Change in assets and liabilities, net of effects from divestiture:
Accounts receivable - billed	897	26,486
Accounts receivable - unbilled	(3,421)	6,734
Prepaid expenses and other current assets	(192)	(151)
Deferred contract costs	(7,073)	1,407
Other assets	(707)	2,065
Accounts payable	2,548	(9,641)
Accrued compensation and benefits	(5,457)	(2,254)
Deferred revenue	5,417	(5,745)
Income taxes	(62)	(2,015)
Other liabilities	(1,127)	844
Net cash provided by operating activities	5,076	7,626

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	—	2,171
Purchases of property and equipment	(3,651)	(1,918)
Capitalized software costs	(1,880)	(304)
Increase in marketable securities	(16,525)	(24,496)

Net cash used in investing activities	(22,056)	(24,547)

Cash flows from financing activities:
Employee stock transactions	1,532	1,526
Repurchases of common stock	(4,315)	—
Payments on capital lease obligations	(370)	(384)
Tax benefit due to option exercises and restricted stock units vesting	(87)	357
Cash dividends paid	(2,146)	(2,159)

Net cash used in financing activities	(5,386)	(660)

Net decrease in cash and cash equivalents	(22,366)	(17,581)

Cash and cash equivalents, beginning of period	59,073	39,545

Cash and cash equivalents, end of period	$36,707	$21,964

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2006 and 2005

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months ended December 31, 2006 and 2005, and as of September 30, 2006, include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto at September 30, 2006 and 2005 and for each of the three years in the period ended September 30, 2006, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (File No. 1-12997) filed with the Securities and Exchange Commission on December 13, 2006.

Income Taxes

During the three months ended December 31, 2006, our historical effective income tax rate was impacted by approximately 4 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses recorded at September 30, 2006 that were considered more-likely-than-not to be realized at that time. As a result of events occurring during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated and it was determined that it was no longer more-likely-than-not that the net operating losses that existed at September 30, 2006 would be realized.

Legal Expense

Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At December 31, 2006, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock option plans. At December 31, 2006, approximately 2.0 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. Compensation expense recognized related to stock options was $0.9 million and $1.0 million for the three months ended December 31, 2005 and 2006, respectively.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. Compensation expense recognized related to RSUs was $0.4 million for the three months ended December 31, 2005. During the three months ended December 31, 2006, the Company increased its estimate of RSU forfeitures based upon historical data, which had the result of reducing compensation expense by $0.8 million to less than $0.1 million in the first quarter of fiscal 2007.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in the net unrealized gains (losses) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months ended December 31, 2005 and 2006 are as follows:

	Three months Ended December 31,
(in thousands)	2005	2006

Net income (loss)	$8,906	$(10,395)
Foreign currency translation adjustments	(649)	1,216
Unrealized investment gains (losses)	(7)	—
Reclassification adjustment for gains realized in net income, net of tax effect of $93	(143)	—
Comprehensive income (loss)	$8,107	$(9,179)

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $26.3 million and $26.2 million at September 30, 2006 and December 31, 2006, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $15.1 million and $16.4 million at September 30, 2006 and December 31, 2006, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the three months ended December 31, 2006 are as follows (in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2006	$10,902	$42,154	$33,632	$86,688
Goodwill activity during period	—	—	(669)	(669)
Balance as of December 31, 2006	$10,902	$42,154	$32,963	$86,019

During the quarter ended December 31, 2006, the Company sold its Corrections Services business and allocated $0.7 million of goodwill to the sale transaction.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2006			As of December 31, 2006
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,475	$3,288	$187	$3,275	$3,177	$98
Technology-based intangibles	4,870	2,532	2,338	4,870	2,755	2,115
Customer contracts and relationships	7,475	4,280	3,195	6,475	3,796	2,679
Total	$15,820	$10,100	$5,720	$14,620	$9,728	$4,892

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. Intangible amortization expense was $0.5 million for each of the three months ended December 31, 2005 and 2006, respectively. The estimated amortization expense for the years ending September 30, 2007, 2008, 2009, 2010, 2011 and 2012 is $1.7 million, $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We have fully cooperated with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel.

Attorneys from the Criminal Division have expressed their view that the Company either willfully or recklessly submitted inaccurate claims to the federal government on behalf of the District of Columbia. MAXIMUS disputes that view. Nevertheless, the Criminal Division attorneys have referred the Company to attorneys from the Civil Division to determine if a civil resolution of the matter is possible. Those discussions are ongoing.

Based on the probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability of criminal or civil prosecution or the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time.

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

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($27.2 million U.S.). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.7 million U.S.). MAXIMUS is currently preparing its response and counterclaims to the arbitration demand.

(d) In December 2006, the Ontario Ministry of Community and Social Services sent a notice to Themis Program Management and Consulting Limited (“Themis”) purporting to terminate for default the Ministry’s contract with Themis. Themis is a Canadian subsidiary of MAXIMUS that had contracted with the Ministry to provide software and services in support of the Ministry’s child support case management system. The Ministry alleges that Themis failed to meet certain requirements under the contract pertaining to deliverables, services and timeliness. Themis believes that it fulfilled its contractual obligations and that any remaining open tasks are due to the non-cooperation of the Ministry. No legal actions have been filed, but the Ministry has asserted damages exceeding $30.0 million Canadian ($25.5 million U.S.) in correspondence. Themis disputes that damages claim and believes that any damages of the Ministry would be capped at the $5.0 million Canadian ($4.3 million U.S.) limitation of liability set forth in the contract. MAXIMUS co-signed the contract as a guarantor of the obligations of Themis.

(e) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS has breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporates the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

Also in January 2007, Accenture delivered to the Company a letter purporting to declare the Company in default of its obligations under the subcontract. The Accenture letter states that Accenture plans to exercise step-in rights with respect to certain management and supervisory services currently provided by the Company for the CHIP operations. The letter also states that Accenture intends to partially terminate the subcontract as of February 5, 2007 with respect to the Company’s obligations regarding CHIP services. The letter includes a proposed turnover plan for transitioning the CHIP services from the Company to Accenture. Accenture has alleged that the Company owes damages relating to the CHIP operations of at least $45.0 million plus $30.0 million in indemnification for amounts that Accenture agreed to pay to HHSC.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. Based on the future probable legal costs associated with the arbitration, the Company recorded a charge of $3.0 million during the quarter ended December 31, 2006. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit, as amended by the Company and its lender on December 20, 2006, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of December 31, 2006.

At December 31, 2006, the Company had performance bond commitments totaling $96.6 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $3.7 million and $3.4 million were outstanding related to these lease arrangements for new equipment at September 30, 2006 and December 31, 2006, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended December 31,
	2005	2006
Numerator:
Net income (loss)	$8,906	$(10,395)

Denominator:
Basic weighted average shares outstanding	21,432	21,590

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	476	—
Denominator for diluted earnings (loss) per share	21,908	21,590

In computing diluted loss per share for the three months ended December 31, 2006, employee stock options and unvested restricted stock units aggregating 206,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2006, the Company did not repurchase any shares. At December 31, 2006, $27.7 million remained authorized for future stock repurchases under the program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2005	2006
Revenue:
Consulting	$23,635	$24,656
Systems	36,290	34,541
Operations	102,801	101,941
Total	$162,726	$161,138

Income (loss) from operations:
Consulting	$2,536	$2,815
Systems	3,887	(1,597)
Operations	6,068	(16,044)
Consolidating adjustments	691	451
Legal expense	(500)	(3,000)
Total	$12,682	$(17,375)

9.  Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, which is effective in fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of initially applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

10.  Subsequent Events

On January 5, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2007, to shareholders of record on February 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

11.  Texas Integrated Eligibility Project

During the three months ended December 31, 2006, the Texas Integrated Eligibility project adversely impacted our results by $27.0 million, which included a pre-tax operating loss of $11.9 million; a provision of $12.1 million for outstanding receivables; and a provision of $3.0 million for future probable legal expenses related to the ongoing arbitration process with Accenture. Under this project, we serve as a subcontractor to Accenture as part of the Texas Access Alliance which provides services under the Texas Health and Human Services Commissions’ Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 for additional information.

12.  Legal Expense

During the quarter ended December 31, 2006, the Company recorded a provision of $3.0 million for future probable legal costs in connection with its formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor to Accenture on the Texas Integrated Eligibility project. In addition, during the quarter ended December 31, 2005, the Company recorded a charge of $0.5 million in connection with the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 for additional information.

13.  Sales of Business

On October 5, 2006, the Company sold its Corrections Services business for proceeds of $2.2 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.7 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2006, filed with the Securities and Exchange Commission on December 13, 2006.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2006, we had revenue of $700.9 million and net income of $2.5 million. For the three months ended December 31, 2006, we had revenue of $161.1 million and net loss of $10.4 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended December 31,
(dollars in thousands, except per share data)	2005	2006

Revenue	$162,726	$161,138
Gross profit	$44,746	$20,278
Legal expense	$500	$3,000
Income (loss) from operations	$12,682	$(17,375)

Operating margin (loss) percentage	7.8%	(10.8)%

Selling, general and administrative expense	$31,564	$34,653
Selling, general and administrative expense as a percentage of revenue	19.4%	21.5%

Net income (loss)	$8,906	$(10,395)

Earnings (loss) per share:
Basic	$0.42	$(0.48)
Diluted	$0.41	$(0.48)

Revenue for the three months ended December 31, 2006 was $161.1 million, compared to $162.7 million for the same period in fiscal 2006. Revenue was reduced in the first fiscal quarter of 2007 by approximately $15.7 million as a result of provisions recorded on the Texas Integrated Eligibility and Ontario Child Support systems implementation projects.

Loss from operations for the three months ended December 31, 2006 was $17.4 million, compared to income from operations of $12.7 million for the same period in fiscal 2006. The decrease in income from operations of $30.1 million is primarily attributable to (1) a $11.9 million operating loss on the Texas Integrated Eligibility project, (2) a $12.1 million provision for receivables on the Texas Integrated Eligibility project, (3) a $3.0 million provision for future probable legal expense related to the ongoing arbitration with Accenture, and (4) a $4.0 million operating loss on the Ontario Child Support systems implementation project where the Company is no longer performing work.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended December 31, 2006 was 21.5%, compared to 19.4% for the same period in fiscal 2006. The increase in SG&A as a percentage of revenue is primarily attributable to the reductions in revenue of approximately $15.7 million in the quarter as a result of provisions recorded on the Texas Integrated Eligibility and Ontario Child Support systems implementation projects.

Also included in SG&A was $1.0 million and $1.3 million of non-cash, equity-based compensation related to stock options and restricted stock units (RSUs) for the three months ended December 31, 2006 and 2005, respectively. During the three months ended December 31, 2006, the Company increased its estimate of RSU forfeitures based upon historical data, which had the result of reducing RSU compensation expense by $0.8 million.

Provision (benefit) for income taxes for the three months ended December 31, 2006 was (35.9)% of income (loss) before income taxes, compared to 39.5% for the same period in fiscal 2006. During the three months ended December 31, 2006, our historical effective income tax rate was impacted by approximately 4 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses recorded at September 30, 2006 that were considered more-likely-than-not to be realized at that time. As a result of events occurring during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated and it was determined that it was no longer more-likely-than-not that the net operating losses that existed at September 30, 2006 would be realized.

Net loss for the three months ended December 31, 2006 was $10.4 million, or $0.48 per diluted share, compared with net income of $8.9 million, or $0.41 per diluted share, for the same period in fiscal 2006. The decrease in net income of $19.3 million is primarily attributable to the aforementioned reasons listed above that also reduced the Company’s operating income.

Consulting Segment

	Three months ended December 31,
(dollars in thousands)	2005	2006

Revenue	$23,635	$24,656
Gross profit	10,196	10,907
Operating income	2,536	2,815

Operating margin percentage	10.7%	11.4%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, and revenue maximization), educational services (school-based claiming), technical services, and Unison (airport consulting services). Revenue increased 4.3% for the three months ended December 31, 2006, compared to the same period in fiscal 2006, resulting from growth in the technical services division. Operating margin percentage increased to 11.4% for the three months ended December 31, 2006 from 10.7% in the same period in fiscal 2006. The increase in revenue and operating margin percentage compared to the same period last year is primarily attributable to margin expansion in the technical services, financial services and Unison divisions, which offset reduced income in the educational services division where volumes were lower on a large claiming project.

Systems Segment

	Three months ended December 31,
(dollars in thousands)	2005	2006

Revenue	$36,290	$34,541
Gross profit	13,870	8,551
Operating income (loss)	3,887	(1,597)

Operating margin (loss) percentage	10.7%	(4.6)%

The Systems Segment develops and implements both third party and proprietary software in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (ERP) solutions. Revenue decreased 4.8% for the three months ended December 31, 2006, compared to the same period in fiscal 2006. The decrease in revenue is primarily due to lower revenue in justice solutions which benefited from more license revenue in the first quarter of last year compared to the first quarter of fiscal 2007. Loss from operations for the three months ended December 31, 2006 was $1.6 million, compared to income from operations of $3.9 million for the same period in fiscal 2006. The decrease in income from operations of $5.5 million is primarily attributable to (1) lower license revenue, and (2) losses in educational systems.

Operations Segment

	Three months ended December 31,
(dollars in thousands)	2005	2006

Revenue	$102,801	$101,941
Gross profit	20,680	820
Operating income (loss)	6,068	(16,044)

Operating margin (loss) percentage	5.9%	(15.7)%

The Operations Segment includes health services, human services, and federal outsourcing and operations work. Revenue decreased 0.8% for the three months ended December 31, 2006, compared to the same period in fiscal 2006. Loss from operations for the three months ended December 31, 2006 was $16.0 million, compared to income from operations of $6.1 million for the same period in fiscal 2006. The decrease in income from operations of $22.1 million is primarily attributable to (1) a $11.9 million operating loss on the Texas Integrated Eligibility project, (2) a $12.1 million provision for receivables on the Texas Integrated Eligibility project, and (3) a $4.0 million operating loss on the Ontario Child Support systems implementation project where the Company is no longer performing work, offset by improved performance in health services and the British Columbia Health Operations project.

Interest and Other Income, Net

	Three months ended December 31,
(dollars in thousands)	2005	2006

Interest and other income, net	$2,038	$477

Percentage of revenue	1.3%	0.3%

Interest and other income for the three months ended December 31, 2006 was $0.5 million, compared to $2.0 million for the same period in fiscal 2006. The decrease in interest and other income of $1.5 million is primarily attributable to a weakening of the Canadian dollar which resulted in $0.8 million of unrealized, non-cash foreign currency losses on loans to our Canadian subsidiaries in the first quarter of fiscal 2007, compared to $0.6 million of unrealized, non-cash foreign currency gains for the same period in fiscal 2006.

Liquidity and Capital Resources

	Three months ended December 31,
(dollars in thousands)	2005	2006

Net cash provided by (used in):
Operating activities	$5,076	$7,626
Investing activities	(22,056)	(24,547)
Financing activities	(5,386)	(660)
Net decrease in cash and cash equivalents	$(22,366)	$(17,581)

Cash provided by operating activities for the three months ended December 31, 2006 was $7.6 million, compared to $5.1 million for the same period in fiscal 2006. Cash provided by operating activities for the three months ended December 31, 2006 consisted of net loss of $10.4 million and non-cash items aggregating $0.3 million, plus cash provided by working capital changes of $14.2 million, plus cash provided by decreases in deferred contract costs of $1.4 million and other assets of $2.1 million. Non-cash items consisted of depreciation and amortization of $5.1 million and non-cash equity based compensation of $1.0 million, offset by deferred income taxes of $5.1 million and gain on sale of business of $0.7 million. Cash provided by working capital changes reflected decreases in accounts receivable-billed of $26.5 million and accounts receivable-unbilled of $6.7 million, and an increase in other liabilities of $0.8 million, offset by decreases in accounts payable of $9.6 million, accrued compensation and benefits of $2.3 million, deferred revenue of $5.7 million and income taxes of $2.0 million, and an increase in prepaid expenses of $0.2 million.

Cash provided by operating activities for the three months ended December 31, 2005 consisted of net income of $8.9 million and non-cash items aggregating $5.3 million, less cash used by working capital changes of $1.3 million, less cash provided by increases in deferred contract costs of $7.1 million and other assets of $0.7 million. Non-cash items consisted of depreciation and amortization of $4.1 million and non-cash equity-based compensation of $1.3 million, offset by deferred income taxes of $0.1 million. Cash used by working capital changes reflected decreases in accrued compensation and benefits of $5.4 million and other liabilities of $1.1 million, and increases in accounts receivable-unbilled of $3.4 million and prepaid expenses of $0.2 million, offset by increases in deferred revenue of $5.4 million and accounts payable of $2.5 million, and a decrease in accounts receivable-billed of $0.9 million.

Cash used in investing activities for the three months ended December 31, 2006 was $24.5 million, compared to $22.1 million for the same period in fiscal 2006. Cash used in investing activities for the three months ended December 31, 2006 consisted of purchases of marketable securities of $24.5 million, purchases of property and equipment of $1.9 million, expenditures for capitalized software costs of $0.3 million, offset by proceeds from the sale of business of $2.2 million. Cash used in investing activities for the three months ended December 31, 2005 consisted of purchases of marketable securities of $16.5 million, purchases of property and equipment of $3.7 million, and expenditures for capitalized software costs of $1.9 million.

Cash used in financing activities for the three months ended December 31, 2006 was $0.7 million, compared to $5.4 million for the same period in fiscal 2006. Cash used in financing activities for the three months ended December 31, 2006 consisted of dividends paid of $2.2 million and principal payments on capital leases of $0.4 million, offset by employee stock sales of $1.5 million and equity-based tax benefits of $0.4 million. Cash used in financing activities for the three months ended December 31, 2005 consisted of common stock repurchases of $4.3 million, dividends paid of $2.1 million and principal payments on capital leases of $0.4 million, offset by employee stock sales of $1.5 million.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2006, we did not repurchase any shares. At December 31, 2006, $27.7 million remained available for future stock repurchases under the program.

Our working capital at December 31, 2006 was $243.5 million. At December 31, 2006, we had cash, cash equivalents, and marketable securities of $163.8 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2006, $9.8 million in net costs had been incurred and reported as deferred contract costs on our December 31, 2006 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit, as amended by the Company and its lender on December 20, 2006, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of December 31, 2006.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At December 31, 2006, capital lease obligations of $3.4 million were outstanding related to these lease arrangements for new equipment.

At December 31, 2006, we classified accounts receivable of $2.2 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables have extended payment terms and collection is expected to exceed one-year.

On January 5, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2007, to shareholders of record on February 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

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

Deferred Contract Costs. Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of our providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows.

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

We may also establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not fully succeed.  We adjust these reserves in light of changing facts, such as the progress of a tax audit, new case law, or expiration of a statute of limitations. We have deferred tax assets due to net operating loss carryforwards in our Canadian subsidiaries, the utilization of which is not assured and is dependent on generating sufficient taxable income in the future. These net operating loss carryforwards may be used to offset taxable income in future periods, reducing the amount of taxes we might otherwise be required to pay. A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

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

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office is investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We have fully cooperated with the U.S. Attorney’s Office in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel.

Attorneys from the Criminal Division have expressed their view that the Company either willfully or recklessly submitted inaccurate claims to the federal government on behalf of the District of Columbia. MAXIMUS disputes that view. Nevertheless, the Criminal Division attorneys have referred the Company to attorneys from the Civil Division to determine if a civil resolution of the matter is possible. Those discussions are ongoing.

Based on the probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005. We are unable to quantify the probability of criminal or civil prosecution or the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time.

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

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($27.2 million U.S.). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.7 million U.S.). MAXIMUS is currently preparing its response and counterclaims to the arbitration demand.

(d) In December 2006, the Ontario Ministry of Community and Social Services sent a notice to Themis Program Management and Consulting Limited (“Themis”) purporting to terminate for default the Ministry’s contract with Themis. Themis is a Canadian subsidiary of MAXIMUS that had contracted with the Ministry to provide software and services in support of the Ministry’s child support case management system. The Ministry alleges that Themis failed to meet certain requirements under the contract pertaining to deliverables, services and timeliness. Themis believes that it fulfilled its contractual obligations and that any remaining open tasks are due to the non-cooperation of the Ministry. No legal actions have been filed, but the Ministry has asserted damages exceeding $30.0 million Canadian ($25.5 million U.S.) in correspondence. Themis disputes that damages claim and believes that any damages of the Ministry would be capped at the $5.0 million Canadian ($4.3 million U.S.) limitation of liability set forth in the contract. MAXIMUS co-signed the contract as a guarantor of the obligations of Themis.

(e) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS has breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporates the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

Also in January 2007, Accenture delivered to the Company a letter purporting to declare the Company in default of its obligations under the subcontract. The Accenture letter states that Accenture plans to exercise step-in rights with respect to certain management and supervisory services currently provided by the Company for the CHIP operations. The letter also states that Accenture intends to partially terminate the subcontract as of February 5, 2007 with respect to the Company’s obligations regarding CHIP services. The letter includes a proposed turnover plan for transitioning the CHIP services from the Company to Accenture. Accenture has alleged that the Company owes damages relating to the CHIP operations of at least $45.0 million plus $30.0 million in indemnification for amounts that Accenture agreed to pay to HHSC.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. Based on the future probable legal costs associated with the arbitration, the Company recorded a charge of $3.0 million during the quarter ended December 31, 2006. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Item 1A.                 Risk Factors.

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. See Exhibit 99.1 of this Quarterly Report on Form 10-Q under the caption “Special Considerations and Risk Factors” for information on risks and uncertainties that could affect our future financial condition and performance. The information in Exhibit 99.1 is incorporated by reference into this Item 1A.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2006 — Oct. 31, 2006	—	—	—	$26,223

Nov. 1, 2006 — Nov. 30, 2006	—	—	—	$26,340

Dec. 1, 2006 —Dec. 31, 2006	—	—	—	$27,724

Total	—	—	—

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

MAXIMUS, INC.

Date: February 8, 2007	By:	/s/ David N. Walker
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