Form 10-Q
period 2007-03-31
MAXIMUS INC
filed 2007-05-09
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 21,875,684 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc., and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2006	March 31, 2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,545	$42,871
Marketable securities	117,315	134,409
Restricted cash	1,512	324
Accounts receivable – billed, net of reserves of $5,830 and $24,468	153,399	126,673
Accounts receivable – unbilled	47,728	39,077
Income taxes receivable	9,003	3,678
Deferred income taxes	6,844	13,704
Prepaid expenses and other current assets	8,334	8,609
Total current assets	383,680	369,345

Property and equipment, at cost	71,078	74,882
Less accumulated depreciation and amortization	(37,649)	(42,100)
Property and equipment, net	33,429	32,782
Capitalized software	57,260	58,533
Less accumulated amortization	(23,335)	(27,709)
Capitalized software, net	33,925	30,824
Deferred contract costs, net	11,165	8,482
Goodwill	86,688	86,019
Intangible assets, net	5,720	4,444
Other assets, net	3,894	2,903
Total assets	$558,501	$534,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,484	$51,456
Accrued compensation and benefits	24,426	24,136
Deferred revenue	54,414	41,432
Current portion of capital lease obligations	1,690	1,594
Other accrued liabilities	1,600	1,509
Total current liabilities	136,614	120,127
Capital lease obligations, less current portion	2,044	1,239
Deferred income taxes	14,944	13,874
Total liabilities	153,602	135,240

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,544,964 and 21,868,583 shares issued and outstanding at September 30, 2006 and March 31, 2007, at stated amount, respectively	156,349	161,929
Accumulated other comprehensive income (loss)	(916)	528
Retained earnings	249,466	237,102
Total shareholders’ equity	404,899	399,559

Total liabilities and shareholders’ equity	$558,501	$534,799

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Revenue	$179,773	$179,077	$342,499	$340,215
Cost of revenue	134,441	136,202	252,421	277,062
Gross profit	45,332	42,875	90,078	63,153
Selling, general and administrative expenses	30,886	34,451	62,450	69,104
Legal expense (Note 12)	725	6,104	1,225	9,104
Income (loss) from operations	13,721	2,320	26,403	(15,055)
Interest and other income, net	940	1,615	2,978	2,092
Gain on sale of business (Note 13)	—	—	—	684
Income (loss) before income taxes	14,661	3,935	29,381	(12,279)
Provision (benefit) for income taxes	5,791	1,573	11,605	(4,246)
Net income (loss)	$8,870	$2,362	$17,776	$(8,033)

Earnings (loss) per share (Note 6):
Basic	$0.41	$0.11	$0.83	$(0.37)
Diluted	$0.41	$0.11	$0.81	$(0.37)

Dividends per share	$0.10	$0.10	$0.20	$0.20

Weighted average shares outstanding:
Basic	21,421	21,714	21,427	21,651
Diluted	21,888	21,972	21,892	21,651

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$17,776	$(8,033)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,475	4,754
Amortization	3,839	5,271
Deferred income taxes	(2,774)	(7,930)
Gain on sale of business	—	(684)
Non-cash equity based compensation	2,687	1,401

Change in assets and liabilities, net of effects from divestiture:
Accounts receivable – billed	(15,156)	26,726
Accounts receivable – unbilled	(2,449)	7,606
Prepaid expenses and other current assets	427	(264)
Deferred contract costs	(11,513)	2,683
Other assets	(459)	2,357
Accounts payable	8,674	(2,534)
Accrued compensation and benefits	(3,002)	(291)
Deferred revenue	14,537	(12,577)
Income taxes	432	5,325
Other liabilities	(999)	1,218

Net cash provided by operating activities	16,495	25,028

Cash flows from investing activities:
Proceeds from sale of business, net of transactions costs	—	2,171
Purchases of property and equipment	(6,204)	(4,242)
Capitalized software costs	(4,223)	(1,485)
Increase in marketable securities	(17,525)	(17,094)

Net cash used in investing activities	(27,952)	(20,650)

Cash flows from financing activities:
Employee stock transactions	4,217	3,418
Repurchases of common stock	(9,266)	—
Payments on capital lease obligations	(743)	(901)
Tax benefit due to option exercises and restricted stock units vesting	904	762
Cash dividends paid	(4,292)	(4,331)

Net cash used in financing activities	(9,180)	(1,052)

Net increase (decrease) in cash and cash equivalents	(20,637)	3,326

Cash and cash equivalents, beginning of period	59,073	39,545

Cash and cash equivalents, end of period	$38,436	$42,871

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three Months and Six Months Ended March 31, 2007, and 2006

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and six months ended March 31, 2006, and 2007, include a majority (55%) owned international subsidiary in Israel.

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

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At March 31, 2007, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock plans. At March 31, 2007, 1.9 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three and six months ended March 31, 2007, compensation expense recognized related to stock options was $0.0 million and $0.9 million, respectively, compared to $1.3 million and $2.2 million for the same periods in fiscal 2006.

The Company also issues Restricted Stock Units (RSUs) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and six months ended March 31, 2007, compensation expense recognized related to RSUs was $0.4 million and $0.5 million, respectively, compared to $0.03 million and $0.5 million for the same periods in fiscal 2006.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in the net unrealized gains (losses) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months and six months ended March 31, 2006, and 2007, are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2006	2007	2006	2007
Net income (loss)	$8,870	$2,362	$17,776	$(8,033)
Foreign currency translation adjustments	283	228	(366)	1,444
Unrealized investment gains (losses)	—	—	(7)	—
Reclassification adjustment for gains/losses realized in net income, net of tax	—	—	(143)	—
Comprehensive income (loss)	$9,153	$2,590	$17,260	$(6,589)

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $26.3 million and $26.2 million at September 30, 2006 and March 31, 2007, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $15.1 million and $17.7 million at September 30, 2006 and March 31, 2007, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the six months ended March 31, 2007 are as follows (in thousands):

	Consulting	Systems	Operations	Total
Balance as of September 30, 2006	$10,902	$42,154	$33,632	$86,688
Goodwill activity during period	—	—	(669)	(669)
Balance as of March 31, 2007	$10,902	$42,154	$32,963	$86,019

During the quarter ended December 31, 2006, the Company sold its Corrections Services business and allocated $0.7 million of goodwill to the sale transaction.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2006			As of March 31, 2007
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net
Non-competition agreements	$3,475	$3,288	$187	$3,275	$3,204	$71
Technology-based intangibles	4,870	2,532	2,338	4,870	2,977	1,893
Customer contracts and relationships	7,475	4,280	3,195	6,475	3,995	2,480
Total	$15,820	$10,100	$5,720	$14,620	$10,176	$4,444

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. Intangible amortization expense was $0.4 and $0.9 million for the three months and six months ended March 31, 2007, respectively. The estimated amortization expense for the years ending September 30, 2007, 2008, 2009, 2010, 2011 and 2012 is $1.7 million, $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively. During the three months ended December 31, 2006, the Company disposed of $0.4 million of intangible assets (net of accumulated amortization of $0.8 million) related to the sale of its Corrections Services business.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office and the Civil Division of the Department of Justice are investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We have fully cooperated in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel.

Attorneys from the Criminal Division have expressed their view that the Company either willfully or recklessly submitted inaccurate claims to the federal government on behalf of the District of Columbia. MAXIMUS is engaged in negotiations with both the Criminal Division and the Civil Division to attempt to settle the matter. Although the Company cannot predict the outcome of the settlement negotiations at this time, it could have a material impact on the Company’s operating results or financial condition. We believe that, if there is no settlement, the government may pursue the matter as a criminal and/or civil fraud matter.

Based on the future probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005 and an additional charge of $0.3 million in the quarter ended March 31, 2007. We are unable to quantify the probability of criminal or civil prosecution or the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time. Accordingly, the accompanying financial statements do not reflect a liability for this contingency.

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

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($27.8 million U.S.). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.7 million U.S.). MAXIMUS is currently preparing its response and counterclaims to the arbitration demand.

(d) In December 2006, the Ontario Ministry of Community and Social Services (“Ministry”) sent a notice to Themis Program Management and Consulting Limited (“Themis”) purporting to terminate for default the Ministry’s contract with Themis. Themis is a Canadian subsidiary of MAXIMUS that had contracted with the Ministry to provide software and services in support of the Ministry’s child support case management system. MAXIMUS co-signed the contract as a guarantor of the obligations of Themis. The Ministry alleged that Themis failed to meet certain requirements under the contract pertaining to deliverables, services and timeliness. In March 2007, Themis provided statutory notice to the Ministry that Themis denied the grounds for the contract termination and was commencing a lawsuit to recover its unpaid fees and other damages. In April 2007, the Ministry filed suit against Themis and MAXIMUS in the Ontario Superior Court of Justice asserting estimated damages of $23.0 million Canadian ($20.0 million U.S.). In May 2007, the parties agreed to settle the matter. MAXIMUS recorded a charge of $2.5 million in the quarter ended March 31, 2007 reflecting the settlement payment and associated legal fees.

(e) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

Also in January 2007, Accenture delivered a letter purporting to declare the Company in default of its obligations under that subcontract. The letter stated that Accenture planned to exercise step-in rights with respect to certain management and supervisory services provided by the Company for the CHIP operations. The letter also stated that Accenture intended to partially terminate the subcontract as of February 5, 2007 with respect to the Company’s obligations regarding CHIP integrated eligibility services. The letter included a proposed turnover plan for transitioning the CHIP services from the Company to Accenture. Accenture has alleged that the Company owes damages relating to the CHIP operations of at least $45.0 million plus $30.0 million in indemnification for amounts that Accenture agreed to pay to HHSC.

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into interim agreements directly with HHSC to provide enrollment broker, CHIP systems, CHIP operations and eligibility support services. MAXIMUS also expects to enter into a longer-term agreement with HHSC to run the enrollment broker program through 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the six months ended March 31, 2007, the Company recorded $6.3 million in legal costs related to the arbitration. This amount represents costs incurred to date, as well as an estimate of future probable legal costs, totaling $4.6 million as of March 31, 2007. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit, as amended by the Company and its lender on March 26, 2007, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of March 31, 2007.

At March 31, 2007, the Company had performance bond commitments totaling $106.2 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $3.7 million and $2.8 million were outstanding related to these lease arrangements for new equipment at September 30, 2006 and March 31, 2007, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Numerator:
Net income (loss)	$8,870	$2,362	$17,776	$(8,033)

Denominator:
Basic weighted average shares outstanding	21,421	21,714	21,427	21,651

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	467	258	465	—
Denominator for diluted earnings (loss) per share	21,888	21,972	21,892	21,651

In computing diluted loss per share for the six months ended March 31, 2007, employee stock options and unvested restricted stock units aggregating 223,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and six months ended March 31, 2007, the Company did not repurchase any shares. At March 31, 2007, $30.3 million remained authorized for future stock repurchases under the program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007
Revenue:
Consulting	$26,368	$23,224	$50,003	$47,880
Systems	32,229	35,412	68,519	69,953
Operations	121,176	120,441	223,977	222,382
Total	$179,773	$179,077	$342,499	$340,215

Income (loss) from operations:
Consulting	$2,976	$1,032	$5,512	$3,847
Systems	278	93	4,165	(1,504)
Operations	10,544	7,058	16,612	(8,986)
Consolidating adjustments	648	241	1,339	692
Legal expense	(725)	(6,104)	(1,225)	(9,104)
Total	$13,721	$2,320	$26,403	$(15,055)

9.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” which is effective in fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with FAS 109, Accounting for Income Taxes. The cumulative effect of initially applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are in the process of reviewing and evaluating SFAS No. 159, and therefore the ultimate impact of its adoption is not yet known.

10.  Subsequent Events

Effective April 6, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2007, to shareholders of record on May 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

11.  Texas Integrated Eligibility Project

During the three months ended March 31, 2007, the Texas Integrated Eligibility project adversely impacted our results by $9.8 million, which included a pre-tax operating loss of $6.5 million and a provision of $3.3 million for future probable legal expenses related to the ongoing arbitration process with Accenture. The pre-tax operating loss of $6.5 million included $5.9 million of previously deferred revenue that was recognized as a result of the Company’s terminated subcontract with Accenture. During the six months ended March 31, 2007, the Texas Integrated Eligibility project adversely impacted our results by $36.8 million, which included a pre-tax operating loss $30.5 million and a provision of $6.3 million for future probable legal expenses related to the ongoing arbitration process with Accenture. See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 for additional information.

12.  Legal Expense

Legal expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal expense:

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2006	2007	2006	2007
Texas Integrated Eligibility Project	$—	$3,300	$—	$6,300
Ontario Child Support Project	—	2,500	—	2,500
District of Columbia Investigation	—	304	500	304
Former CEO Investigation and Related Settlement	725	—	725	—
Total	$725	$6,104	$1,225	$9,104

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. We have been profitable every year since we were founded in 1975. For the fiscal year ended September 30, 2006, we had revenue of $700.9 million and net income of $2.5 million. For the six months ended March 31, 2007, we had revenue of $340.2 million and net loss of $8.0 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands, except per share data)	2006	2007	2006	2007
Revenue	$179,773	$179,077	$342,499	$340,215
Gross profit	$45,332	$42,875	$90,078	$63,153
Legal expense	$725	$6,104	$1,225	$9,104
Income (loss) from operations	$13,721	$2,320	$26,403	$(15,055)

Operating margin (loss) percentage	7.6%	1.3%	7.7%	(4.4)%

Selling, general and administrative expense	$30,886	$34,451	$62,450	$69,104
Selling, general and administrative expense as a percentage of revenue	17.2%	19.2%	18.2%	20.3%

Net income (loss)	$8,870	$2,362	$17,776	$(8,033)

Earnings (loss) per share:
Basic	$0.41	$0.11	$0.83	$(0.37)
Diluted	$0.41	$0.11	$0.81	$(0.37)

Revenue for the three months ended March 31, 2007 was $179.1 million, compared to $179.8 million for the same period in fiscal 2006. Revenue for the second fiscal quarter of 2006 was higher by $6.9 million from voter hardware sales and the Corrections business which has since been divested.

Revenue for the six months ended March 31, 2007 was $340.2 million, compared to $342.5 million for the same period in fiscal 2006. Revenue for the six months ended March 31, 2006 was higher by $9.4 million from voter hardware sales and the Corrections business which has since been divested.

Income from operations for the three months ended March 31, 2007 was $2.3 million, compared to $13.7 million for the same period in fiscal 2006. The decrease in income from operations of $11.4 million is primarily attributable to (1) a $4.2 million larger operating loss on the Texas Integrated Eligibility project, (2) a $5.4 million larger provision for legal expense, and (3) softer results in the Consulting Segment, offset by improved performance in health services and the British Columbia Health Operations project.

Loss from operations for the six months ended March 31, 2007 was $15.1 million, compared to income from operations of $26.4 million for the same period in fiscal 2006. The decrease in income from operations of $41.5 million is primarily attributable to (1) a $28.1 million larger operating loss on the Texas Integrated Eligibility project, (2) a $7.9 million larger provision for legal expense, (3) a $4.0 million operating loss on the Ontario Child Support systems implementation project where the Company stopped performing work in the first fiscal quarter of 2007, and (4) softer results in the Systems and Consulting Segments, offset by improved performance in health services and the British Columbia Health Operations project.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended March 31, 2007 was 19.2%, compared to 17.2% for the same period in fiscal 2006, and was 20.3% for the six months ended March 31, 2007, compared to 18.2% for the same period in fiscal 2006. The increase in SG&A as a percentage of revenue in both periods is primarily attributable to increased bid and proposal activity (including the recompete of one of our largest contracts), and investments in contract administration, quality and project risk management.

Provision for income taxes for the three months ended March 31, 2007 was 40.0% of income before income taxes, compared to 39.5% for the same period in fiscal 2006. Provision (benefit) for income taxes for the six months ended March 31, 2007 was (34.6)% of income (loss) before income taxes, compared to 39.5% for the same period in fiscal 2006. During the six months ended March 31, 2007, our historical effective income tax rate was impacted by approximately 5 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses recorded at September 30, 2006 that were considered more-likely-than-not to be realized at that time. As a result of events occurring during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated and it was determined that it was no longer more-likely-than-not that the net operating losses that existed at September 30, 2006 would be realized.

Net income for the three months ended March 31, 2007 was $2.4 million, or $0.11 per diluted share, compared with net income of $8.9 million, or $0.41 per diluted share, for the same period in fiscal 2006. The decrease in net income of $6.5 million is primarily attributable to the after-tax impact of the decrease in income from operations as discussed in more detail above.

Net loss for the six months ended March 31, 2007 was $8.0 million, or $0.37 per diluted share, compared with net income of $17.8 million, or $0.81 per diluted share, for the same period in fiscal 2006. The decrease in net income of $25.8 million is primarily attributable to the after-tax impact of the loss from operations as discussed in more detail above.

Consulting Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2006	2007	2006	2007
Revenue	$26,368	$23,224	$50,003	$47,880
Gross profit	10,168	9,253	20,364	20,160
Operating income	2,976	1,032	5,512	3,847

Operating margin percentage	11.3%	4.4%	11.0%	8.0%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, and revenue maximization), educational services (school-based claiming), technical services, and Unison (airport consulting services).

Revenue decreased 11.9% for the three months ended March 31, 2007, compared to the same period in fiscal 2006. The decrease in revenue is primarily attributable to lower revenue in educational services and financial services partially offset by growth in technical services. Operating margin percentage decreased to 4.4% for the three months ended March 31, 2007 from 11.3% in the same period in fiscal 2006. The decrease in operating margin percentage is primarily attributable to losses in educational services where volumes were lower on a large claiming project partially offset by margin expansion in technical services.

Revenue decreased 4.2% for the six months ended March 31, 2007, compared to the same period in fiscal 2006.  The decrease in revenue is primarily attributable to lower revenue in educational services and financial services partially offset by growth in technical services. Operating margin percentage decreased to 8.0% for the six months ended March 31, 2007 from 11.0% in the same period in fiscal 2006. The decrease in operating margin percentage is primarily attributable to losses in educational services where volumes were lower on a large claiming project partially offset by margin expansion in technical services.

Systems Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2006	2007	2006	2007
Revenue	$32,229	$35,412	$68,519	$69,953
Gross profit	9,997	9,914	23,867	18,465
Operating income (loss)	278	93	4,165	(1,504)

Operating margin (loss) percentage	0.9%	0.3%	6.1%	(2.2)%

The Systems Segment develops and implements both third party and proprietary software in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (ERP) solutions.

Revenue increased 9.9% for the three months ended March 31, 2007, compared to the same period in fiscal 2006. The increase in revenue is primarily attributable to growth in ERP solutions. Operating margin percentage decreased to 0.3% for the three months ended March 31, 2007 from 0.9% in the same period in fiscal 2006. The decrease in operating margin percentage is primarily attributable to losses in educational systems partially offset by margin expansion in ERP solutions.

Revenue increased 2.1% for the six months ended March 31, 2007, compared to the same period in fiscal 2006. The increase in revenue is primarily attributable to growth in ERP solutions. Loss from operations for the six months ended March 31, 2007 was $1.5 million, compared to income from operations of $4.2 million for the same period in fiscal 2006. The decrease in income from operations of $5.7 million is primarily attributable to losses in educational systems and justice solutions partially offset by margin expansion in ERP solutions.

Operations Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2006	2007	2006	2007
Revenue	$121,176	$120,441	$223,977	$222,382
Gross profit	25,167	23,708	45,847	24,528
Operating income (loss)	10,544	7,058	16,612	(8,986)

Operating margin (loss) percentage	8.7%	5.9%	7.4%	(4.0)%

The Operations Segment includes health services, human services, and federal outsourcing and operations work.

Revenue decreased 0.6% for the three months ended March 31, 2007, compared to the same period in fiscal 2006. Revenue for the second fiscal quarter of 2006 was higher by $6.9 million from voter hardware sales and the Corrections business which has since been divested. Income from operations for the three months ended March 31, 2007 was $7.1 million, compared to $10.5 million for the same period in fiscal 2006. The decrease in income from operations of $3.4 million is primarily attributable to a $4.2 million larger operating loss on the Texas Integrated Eligibility project, offset by improved performance in health services and the British Columbia Health Operations project.

Revenue decreased 0.7% for the six months ended March 31, 2007, compared to the same period in fiscal 2006. Revenue for the six months ended March 31, 2006 was higher by $9.4 million from voter hardware sales and the Corrections business which has since been divested. Loss from operations for the six months ended March 31, 2007 was $9.0 million, compared to income from operations of $16.6 million for the same period in fiscal 2006. The decrease in income from operations of $25.6 million is primarily attributable to (1) a $28.1 million larger operating loss on the Texas Integrated Eligibility project, (2) a $4.0 million operating loss on the Ontario Child Support systems implementation project where the Company stopped performing work in the first fiscal quarter of 2007, offset by improved performance in health services and the British Columbia Health Operations project.

Other Income, Net

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2006	2007	2006	2007
Interest and other income, net	$940	$1,615	$2,978	$2,092
Percentage of revenue	0.5%	0.9%	0.9%	0.6%

Interest and other income for the three months ended March 31, 2007 was $1.6 million, compared to $0.9 million for the same period in fiscal 2006. The increase in interest and other income of $0.7 million is primarily attributable to $0.3 million of additional interest income and favorable unrealized, non-cash foreign currency gains of $0.4 million.

Interest and other income for the six months ended March 31, 2007 was $2.1 million, compared to $3.0 million for the same period in fiscal 2006. The decrease in interest and other income of $0.9 million is primarily attributable to a weakening of the Canadian dollar, which resulted in $0.8 million of unrealized, non-cash foreign currency losses on loans to our Canadian subsidiaries in the first half of fiscal 2007, compared to $0.2 million of unrealized, non-cash foreign currency gains for the same period in fiscal 2006.

Liquidity and Capital Resources

	Six months ended March 31,
(dollars in thousands)	2006	2007
Net cash provided by (used in):
Operating activities	$16,495	$25,028
Investing activities	(27,952)	(20,650)
Financing activities	(9,180)	(1,052)
Net (decrease) increase in cash and cash equivalents	$(20,637)	$3,326

Cash provided by operating activities for the six months ended March 31, 2007 was $25.0 million, compared to $16.5 million for the same period in fiscal 2006. Cash provided by operating activities for the six months ended March 31, 2007 consisted of net loss of $8.0 million and non-cash items aggregating $2.8 million, plus cash provided by working capital changes of $25.1 million, plus cash provided by decreases in deferred contract costs of $2.7 million and other assets of $2.4 million. Non-cash items consisted of depreciation and amortization of $10.0 million and non-cash equity based compensation of $1.4 million, offset by deferred income taxes of $7.9 million and gain on sale of business of $0.7 million. Cash provided by working capital changes reflected decreases in accounts receivable-billed of $26.7 million, accounts receivable-unbilled of $7.6 million, income taxes receivable of $5.3 million, and an increase in other liabilities of $1.2 million, offset by decreases in accounts payable of $2.5 million, accrued compensation and benefits of $0.3 million, deferred revenue of $12.6 million, and an increase in prepaid expenses of $0.3 million.

Cash provided by operating activities for the six months ended March 31, 2006 consisted of net income of $17.8 million and non-cash items aggregating $8.2 million, plus cash provided by working capital changes of $2.5 million, less cash used by increases in deferred contract costs of $11.5 million and other assets of $0.5 million. Non-cash items consisted of depreciation and amortization of $8.3 million and non-cash equity-based compensation of $2.7 million, offset by deferred income taxes of $2.8 million. Cash provided by working capital changes reflected increases in deferred revenue of $14.5 million, accounts payable of $8.7 million, income taxes payable of $0.4 million, and a decrease in prepaid expenses of $0.4 million, offset by decreases in accrued compensation and benefits of $3.0 million and other liabilities of $1.0 million, and increases in accounts receivable-billed of $15.1 million and accounts receivable-unbilled of $2.4 million.

Cash used in investing activities for the six months ended March 31, 2007 was $20.6 million, compared to $27.9 million for the same period in fiscal 2006. Cash used in investing activities for the six months ended March 31, 2007 consisted of purchases of marketable securities of $17.1 million, purchases of property and equipment of $4.2 million, expenditures for capitalized software costs of $1.5 million, offset by proceeds from the sale of business of $2.2 million. Cash used in investing activities for the six months ended March 31, 2006 consisted of purchases of marketable securities of $17.5 million, purchases of property and equipment of $6.2 million, and expenditures for capitalized software costs of $4.2 million.

Cash used in financing activities for the six months ended March 31, 2007 was $1.1 million, compared to $9.2 million for the same period in fiscal 2006. Cash used in financing activities for the six months ended March 31, 2007 consisted of dividends paid of $4.3 million and principal payments on capital leases of $0.9 million, offset by employee stock sales of $3.4 million and equity-based tax benefits of $0.7 million. Cash used in financing activities for the six months ended March 31, 2006 consisted of common stock repurchases of $9.3 million, dividends paid of $4.3 million and principal payments on capital leases of $0.7 million, offset by employee stock sales of $4.2 million and equity-based tax benefits of $0.9 million.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and six months ended March 31, 2007, the Company did not repurchase any shares. At March 31, 2007, $30.3 million remained authorized for future stock repurchases under the program.

Our working capital at March 31, 2007 was $249.2 million. At March 31, 2007, we had cash, cash equivalents, and marketable securities of $177.3 million and no debt, except for lease obligations. Management believes this liquidity and financial position will allow us to continue our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2007, $8.5 million in net costs had been incurred and reported as deferred contract costs on our March 31, 2007 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit, as amended by the Company and its lender on March 26, 2007, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of March 31, 2007.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At March 31, 2007, capital lease obligations of $2.8 million were outstanding related to these lease arrangements for new equipment.

At March 31, 2007, we classified accounts receivable of $2.1 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

Effective April 6, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2007, to shareholders of record on May 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

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

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice acting through the U.S. Attorney’s Office for the District of Columbia. The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The U.S. Attorney’s Office and the Civil Division of the Department of Justice are investigating issues pertaining to compliance with the federal laws governing Medicaid claims. We have fully cooperated in producing documents in response to the subpoena and making employees available for interviews, and we have conducted an internal review of this matter through independent outside legal counsel.

Attorneys from the Criminal Division have expressed their view that the Company either willfully or recklessly submitted inaccurate claims to the federal government on behalf of the District of Columbia. MAXIMUS is engaged in negotiations with both the Criminal Division and the Civil Division to attempt to settle the matter. Although the Company cannot predict the outcome of the settlement negotiations at this time, it could have a material impact on the Company’s operating results or financial condition. We believe that, if there is no settlement, the government may pursue the matter as a criminal and/or civil fraud matter.

Based on the future probable legal costs of the internal review, we recorded a charge of $0.5 million in connection with this matter in the quarter ended December 31, 2005 and an additional charge of $0.3 million in the quarter ended March 31, 2007. We are unable to quantify the probability of criminal or civil prosecution or the probability or magnitude of any other expenditure, fine, penalty, or settlement amount we may incur in connection with this matter at this time. Accordingly, the accompanying financial statements do not reflect a liability for this contingency.

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

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($27.8 million U.S.). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.7 million U.S.). MAXIMUS is currently preparing its response and counterclaims to the arbitration demand.

(d) In December 2006, the Ontario Ministry of Community and Social Services (“Ministry”) sent a notice to Themis Program Management and Consulting Limited (“Themis”) purporting to terminate for default the Ministry’s contract with Themis. Themis is a Canadian subsidiary of MAXIMUS that had contracted with the Ministry to provide software and services in support of the Ministry’s child support case management system. MAXIMUS co-signed the contract as a guarantor of the obligations of Themis. The Ministry alleged that Themis failed to meet certain requirements under the contract pertaining to deliverables, services and timeliness. In March 2007, Themis provided statutory notice to the Ministry that Themis denied the grounds for the contract termination and was commencing a lawsuit to recover its unpaid fees and other damages. In April 2007, the Ministry filed suit against Themis and MAXIMUS in the Ontario Superior Court of Justice asserting estimated damages of $23.0 million Canadian ($20.0 million U.S.). In May 2007, the parties agreed to settle the matter. MAXIMUS recorded a charge of $2.5 million in the quarter ended March 31, 2007 reflecting the settlement payment and associated legal fees.

(e) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

Also in January 2007, Accenture delivered a letter purporting to declare the Company in default of its obligations under that subcontract. The letter stated that Accenture planned to exercise step-in rights with respect to certain management and supervisory services provided by the Company for the CHIP operations. The letter also stated that Accenture intended to partially terminate the subcontract as of February 5, 2007 with respect to the Company’s obligations regarding CHIP integrated eligibility services. The letter included a proposed turnover plan for transitioning the CHIP services from the Company to Accenture. Accenture has alleged that the Company owes damages relating to the CHIP operations of at least $45.0 million plus $30.0 million in indemnification for amounts that Accenture agreed to pay to HHSC.

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into interim agreements directly with HHSC to provide enrollment broker, CHIP systems, CHIP operations and eligibility support services. MAXIMUS also expects to enter into a longer-term agreement with HHSC to run the enrollment broker program through 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the six months ended March 31, 2007, the Company recorded $6.3 million in legal costs related to the arbitration. This amount represents costs incurred to date, as well as an estimate of future probable legal costs, totaling $4.6 million as of March 31, 2007. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2007 – Jan. 31, 2007	—	—	—	$28,545
Feb. 1, 2007 – Feb. 28, 2007	—	—	—	$28,744
Mar. 1, 2007 – Mar. 31, 2007	—	—	—	$30,290
Total	—	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 20, 2007, our shareholders voted as follows:

(a)                            To elect Paul R. Lederer, Peter B. Pond, and James R. Thompson as Class I Directors of the Company for a three-year term, and Richard A. Montoni as a Class III Director of the Company for a two-year term.

Nominee	Total Votes For	Total Votes Withheld
Paul R. Lederer	20,437,340	750,234
Peter B. Pond	20,475,444	712,130
James R. Thompson	14,712,881	6,474,693
Richard A. Montoni	20,402,368	785,206

Russell A. Beliveau, John J. Haley, Marilyn R. Seymann, Raymond B. Ruddy, and Wellington E. Webb continued their terms in office after the meeting.

(b)                           To ratify the appointment of Ernst & Young LLP as our independent public accountants for our 2007 fiscal year.

Total Votes For	21,146,936
Total Votes Against	6,941
Abstentions	33,696

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

MAXIMUS, INC.

Date: May 9, 2007	By:	/s/ David N. Walker
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