Form 10-Q
period 2007-06-30
MAXIMUS INC
filed 2007-08-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, there were 22,173,170 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2007

Throughout this Quarterly Report on Form 10-Q, the terms the “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc., and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	June 30,
	2006	2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,545	$91,105
Marketable securities	117,315	123,737
Restricted cash	1,512	323
Accounts receivable – billed, net of reserves of $5,830 and $27,876	153,399	120,287
Accounts receivable – unbilled	47,728	40,451
Income taxes receivable	9,003	3,598
Deferred income taxes	6,844	13,932
Prepaid expenses and other current assets	8,334	6,918
Total current assets	383,680	400,351
Property and equipment, at cost	71,078	78,030
Less accumulated depreciation and amortization	(37,649)	(44,889)
Property and equipment, net	33,429	33,141
Capitalized software	57,260	59,996
Less accumulated amortization	(23,335)	(29,901)
Capitalized software, net	33,925	30,095
Deferred contract costs, net	11,165	8,368
Goodwill	86,688	86,086
Intangible assets, net	5,720	3,994
Other assets, net	3,894	2,611

Total assets	$558,501	$564,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,484	$50,032
Accrued compensation and benefits	24,426	27,900
Deferred revenue	54,414	44,918
Current portion of capital lease obligations	1,690	1,742
Other accrued liabilities	1,600	32,468
Total current liabilities	136,614	157,060
Capital lease obligations, less current portion	2,044	698
Deferred income taxes	14,944	11,754

Total liabilities	153,602	169,512
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,544,964 and 22,151,770 shares issued and outstanding at September 30, 2006 and June 30, 2007, at stated amount, respectively	156,349	173,485
Accumulated other comprehensive income (loss)	(916)	1,138
Retained earnings	249,466	220,511

Total shareholders’ equity	404,899	395,134

Total liabilities and shareholders’ equity	$558,501	$564,646

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenue	$186,596	$196,557	$529,095	$536,772
Cost of revenue	158,945	138,126	411,366	415,188
Write-off of deferred contract costs (Note 3)	17,109	—	17,109	—
Gross profit	10,542	58,431	100,620	121,584
Selling, general and administrative expenses	32,275	35,350	94,725	104,454
Legal and settlement expense (Note 11)	9,078	33,010	10,303	42,114
Loss from operations	(30,811)	(9,929)	(4,408)	(24,984)
Interest and other income, net	2,196	1,131	5,174	3,223
Gain (gain adjustment) on sale of business (Note 12)	—	(233)	—	451
Income (loss) before income taxes	(28,615)	(9,031)	766	(21,310)
Provision (benefit) for income taxes (Note 13)	(11,306)	5,360	299	1,114
Net income (loss)	$(17,309)	$(14,391)	$467	$(22,424)

Earnings (loss) per share (Note 6):
Basic	$(0.81)	$(0.65)	$0.02	$(1.03)
Diluted	$(0.81)	$(0.65)	$0.02	$(1.03)

Dividends per share	$0.10	$0.10	$0.30	$0.30

Weighted average shares outstanding:
Basic	21,472	21,998	21,442	21,767
Diluted	21,472	21,998	21,851	21,767

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months
	Ended June 30,
	2006	2007

Cash flows from operating activities:
Net income (loss)	$467	$(22,424)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,786	7,542
Amortization	5,839	7,912
Write-off of deferred contract costs	17,109	—
Deferred income taxes	(9,547)	(10,277)
Gain on sale of business	—	(451)
Non-cash equity-based compensation	4,570	2,208

Change in assets and liabilities, net of effects from divestiture:
Accounts receivable - billed	(14,721)	33,111
Accounts receivable - unbilled	(1,569)	6,232
Prepaid expenses and other current assets	(1,312)	1,428
Deferred contract costs	(13,411)	2,797
Other assets	(961)	3,261
Accounts payable	27,281	(3,959)
Accrued compensation and benefits	(1,782)	3,474
Deferred revenue	12,455	(9,091)
Income taxes	(13,816)	5,405
Other liabilities	(1,114)	32,179

Net cash provided by operating activities	16,274	59,347

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	—	1,871
Purchases of property and equipment	(8,200)	(7,390)
Capitalized software costs	(6,472)	(2,949)
Increase in marketable securities	(18,575)	(6,422)

Net cash used in investing activities	(33,247)	(14,890)

Cash flows from financing activities:
Employee stock transactions	7,268	11,807
Repurchases of common stock	(10,139)	—
Payments on capital lease obligations	(1,121)	(1,294)
Tax benefit due to option exercises and restricted stock units vesting	1,058	3,121
Cash dividends paid	(6,434)	(6,531)

Net cash (used in) provided by financing activities	(9,368)	7,103

Net increase (decrease) in cash and cash equivalents	(26,341)	51,560

Cash and cash equivalents, beginning of period	59,073	39,545

Cash and cash equivalents, end of period	$32,732	$91,105

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended June 30, 2007, and 2006

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company,” “MAXIMUS,” “we,” and “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the three months and nine months ended June 30, 2007, and 2006, include a majority (55%) owned international subsidiary in Israel.

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

Legal and Settlement Expense

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At June 30, 2007, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock plans. At June 30, 2007, 1.9 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three and nine months ended June 30, 2007, compensation expense recognized related to stock options was $0.1 million and $1.0 million, respectively, compared to $1.0 million and $3.3 million for the same periods in fiscal 2006.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan. Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and nine months ended June 30, 2007, compensation expense recognized related to RSUs was $0.7 million and $1.2 million, respectively, compared to $0.8 million and $1.3 million for the same periods in fiscal 2006.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in the net unrealized gains (losses) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months and nine months ended June 30, 2006, and 2007, are as follows:

	Three months Ended June 30,		Nine months Ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Net income (loss)	$(17,309)	$(14,391)	$467	$(22,424)
Foreign currency translation adjustments	(476)	610	(842)	2,054
Unrealized investment gains (losses)	—	—	(7)	—
Reclassification adjustment for gains/losses realized in net income, net of tax	—	—	(143)	—
Comprehensive income (loss)	$(17,785)	$(13,781)	$(525)	$(20,370)

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $26.3 million and $27.5 million at September 30, 2006 and June 30, 2007, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. Accumulated amortization of deferred contract costs was $15.1 million and $19.1 million at September 30, 2006 and June 30, 2007, respectively.

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

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the nine months ended June 30, 2007 are as follows (dollars in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2006	$10,902	$42,154	$33,632	$86,688
Goodwill activity during period	—	—	(602)	(602)
Balance as of June 30, 2007	$10,902	$42,154	$33,030	$86,086

During the quarter ended December 31, 2006, the Company sold its Corrections Services business and allocated $0.7 million of goodwill to the sale transaction. During the quarter ended June 30, 2007, the Company reduced the goodwill allocated to the sale of the Corrections Services business by $0.1 million to reflect the impact of a post-closing balance sheet adjustment to the sale price that was contemplated as part of the arrangement.

The following table sets forth the components of intangible assets (dollars in thousands):

	As of September 30, 2006			As of June 30, 2007
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,475	$3,288	$187	$3,275	$3,231	$44
Technology-based intangibles	4,870	2,532	2,338	4,870	3,199	1,671
Customer contracts and relationships	7,475	4,280	3,195	6,475	4,196	2,279
Total	$15,820	$10,100	$5,720	$14,620	$10,626	$3,994

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. Intangible amortization expense was $0.4 million and $1.3 million for the three months and nine months ended June 30, 2007, respectively. The estimated amortization expense for the years ending September 30, 2007, 2008, 2009, 2010, 2011 and 2012 is $1.7 million, $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively. During the three months ended December 31, 2006, the Company disposed of $0.4 million of intangible assets (net of accumulated amortization of $0.8 million) related to the sale of its Corrections Services business.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice (“DOJ”) acting through the U.S. Attorney’s Office for the District of Columbia (“USAO”). The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The government alleged that the Company knowingly submitted Medicaid claims on behalf of the District of Columbia that lacked sufficient supporting documentation.

In July 2007, MAXIMUS agreed to settle this matter with the DOJ, the USAO and the United States Department of Health and Human Services (“HHS”). As part of the settlement, the Company entered into: (i) a Settlement Agreement with the DOJ on behalf of the Office of Inspector General of HHS (the ”DOJ Settlement Agreement”); (ii) a Corporate Integrity Agreement with HHS (the ”Integrity Agreement”); and (iii) a Deferred Prosecution Agreement with the USAO (the ”Deferred Prosecution Agreement”).

Pursuant to the terms of the DOJ Settlement Agreement, the Company paid the United States Government $30.5 million. In addition, the Company paid $460 thousand to settle employment and attorney’s fees claims of a former employee who filed a False Claims Act lawsuit relating to this matter.

Under the Integrity Agreement, the Company is required to revise and enhance its existing compliance program, including the appointment of a compliance officer and compliance committee, the development of written standards including a code of conduct and policies and procedures, the provision of relevant training and education to its employees and the creation of a disclosure program. The Company is required to engage the HHS Office of Audit Services to review its implementation of the Company’s obligations under the Integrity Agreement and will be subject to certain notification and reporting requirements. The Integrity Agreement requires the Company to assume certain compliance obligations for a period of five years.

Pursuant to the terms and conditions of the Deferred Prosecution Agreement, the USAO agreed to defer the filing of criminal charges against the Company for 24 months, provided that the Company accepts responsibility for its conduct, cooperates with the USAO, makes the settlement payment and complies with Federal criminal laws. If the Company satisfies its obligations under the Deferred Prosecution Agreement for the 24-month deferral period, the USAO has agreed not to file criminal charges against the Company with respect to this matter.

Based on the probable legal costs of the Company’s internal review of the matter, we recorded a charge of $0.5 million in the quarter ended December 31, 2005 and an additional charge of $0.3 million in the quarter ended March 31, 2007. Based on the DOJ Settlement Agreement described above, we recorded an additional charge of $31.7 million in the quarter ended June 30, 2007 consisting of $30.5 million paid to the United States, $460 thousand paid to the former employee and the remainder for associated legal fees.

(b) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation was focused on the procurement and contracting activities of the Illinois Department of Central Management Services. MAXIMUS fully responded to the subpoena by December 2005, and there has been no activity involving the Company since that time. MAXIMUS was recently informed that it is neither a target nor a subject of the investigation. For these reasons, and in consultation with legal counsel, the Company believes this matter is not material. This matter will not be reported on further unless there are significant new developments.

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($30.1 million U.S. as of June 30, 2007). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.9 million U.S. as of June 30, 2007). The parties are currently engaged in the discovery process. The arbitration hearing is scheduled for February 2008.

(d) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into interim agreements directly with HHSC to provide enrollment broker, CHIP systems, CHIP operations and eligibility support services. MAXIMUS is also negotiating a longer-term agreement with HHSC to run the enrollment broker program through 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the nine months ended June 30, 2007, the Company recorded $7.8 million in legal costs related to the arbitration. This amount represents costs incurred to date of $4.8 million and an estimate of future probable legal costs of $3.0 million. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing is scheduled for the third quarter of fiscal year 2008. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (“EBITDA”), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of June 30, 2007.

At June 30, 2007, the Company had performance bond commitments totaling $120.0 million.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $3.7 million and $2.4 million were outstanding related to these lease arrangements for new equipment at September 30, 2006 and June 30, 2007, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income (loss)	$(17,309)	$(14,391)	$467	$(22,424)

Denominator:
Basic weighted average shares outstanding	21,472	21,998	21,442	21,767

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	—	—	409	—
Denominator for diluted earnings (loss) per share	21,472	21,998	21,851	21,767

In computing diluted loss per share for the three months and nine months ended June 30, 2007, employee stock options and unvested restricted stock units aggregating 352,000 and 277,000, respectively, were excluded from the computation of diluted loss per share as a result of their antidilutive effect. In computing diluted loss per share for the three months ended June 30, 2006, employee stock options and unvested restricted stock units aggregating 297,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and nine months ended June 30, 2007, the Company did not repurchase any shares. At June 30, 2007, $38.8 million remained authorized for future stock repurchases under the program. On July 23, 2007, the Company announced that it has retained UBS Investment Bank as a financial advisor to assist the Board of Directors in exploring strategic alternatives to enhance shareholder value, including a possible sale of the Company. As long as the process of evaluating strategic alternatives is underway, we do not intend to resume the repurchase of shares under the Company’s stock repurchase program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Revenue:
Consulting	$26,714	$23,285	$76,717	$71,165
Systems	28,686	33,957	97,205	103,910
Operations	131,196	139,315	355,173	361,697
Total	$186,596	$196,557	$529,095	$536,772

Income (loss) from operations:
Consulting	$3,818	$2,020	$9,330	$5,867
Systems	(3,010)	(3,617)	1,155	(5,121)
Operations	(23,121)	24,570	(6,509)	15,584
Consolidating adjustments	580	108	1,919	800
Legal and settlement expense	(9,078)	(33,010)	(10,303)	(42,114)
Total	$(30,811)	$(9,929)	$(4,408)	$(24,984)

9.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” which is effective in fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The cumulative effect of initially applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are in the process of reviewing and evaluating SFAS No. 159, and therefore the ultimate impact of its adoption is not yet known.

10. Subsequent Event

Effective July 6, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2007, to shareholders of record on August 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

11.  Legal and Settlement Expense

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense:

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2006	2007	2006	2007

District of Columbia Contract Investigation and Related Settlement	$—	$31,660	$500	$31,964
Computer Equipment Leases Settlement	9,078	(150)	9,078	(150)
Texas Integrated Eligibility Project	—	1,500	—	7,800
Ontario Child Support Project Settlement	—	—	—	2,500
Former CEO Investigation and Related Settlement	—	—	725	—
Total	$9,078	$33,010	$10,303	$42,114

See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 for additional information.

12.  Sale of Business

During the quarter ended December 31, 2006, the Company sold its Corrections Services business for proceeds of $2.2 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.7 million. During the quarter ended June 30, 2007, the Company recorded an adjustment to this gain of $0.2 million, net of goodwill of $0.1 million, to reflect the impact of a post-closing balance sheet adjustment to the sale price that was contemplated as part of the arrangement. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

13.  Income Taxes

Provision for income taxes for the three months ended June 30, 2007 was $5.4 million which consisted of (1) a $4.5 million tax benefit related to legal fees and settlement expenses of $33.0 million (portions of the settlement expenses are not tax deductible), and (2) a $9.9 million tax provision at 42.0% on income before income taxes of $24.0 million (loss before income taxes of $9.0 million for the three months ended June 30, 2007 less legal fees and settlement expenses of $33.0 million).

Provision for income taxes for the nine months ended June 30, 2007 was $1.1 million which consisted of (1) a $8.3 million tax benefit related to legal fees and settlement expenses of $42.1 million (portions of the settlement expenses are not tax deductible), (2) a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses, and (3) a $8.7 million tax provision at 42.0% on income before income taxes of $20.8 million (loss before income taxes of $21.3 million for the nine months ended June 30, 2007 less legal fees and settlement expenses of $42.1 million).

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. For the fiscal year ended September 30, 2006, we had revenue of $700.9 million and net income of $2.5 million. For the nine months ended June 30, 2007, we had revenue of $536.8 million and net loss of $22.4 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of income data:

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands, except per share data)	2006	2007	2006	2007

Revenue	$186,596	$196,557	$529,095	$536,772
Write-off of deferred contract costs	$17,109	—	$17,109	—
Gross profit	$10,542	$58,431	$100,620	$121,584
Legal and settlement expense	$9,078	$33,010	$10,303	$42,114
(Loss) from operations	$(30,811)	$(9,929)	$(4,408)	$(24,984)

Operating (loss) percentage	(16.5)%	(5.1)%	(0.8)%	(4.7)%

Selling, general and administrative expense	$32,275	$35,350	$94,725	$104,454
Selling, general and administrative expense as a percentage of revenue	17.3%	18.0%	17.9%	19.5%

Net income (loss)	$(17,309)	$(14,391)	$467	$(22,424)

Earnings (loss) per share:
Basic	$(0.81)	$(0.65)	$0.02	$(1.03)
Diluted	$(0.81)	$(0.65)	$0.02	$(1.03)

Revenue increased 5.3% for the three months ended June 30, 2007, compared to the same period in fiscal 2006. Excluding the impact of $17.0 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 15.9% driven by organic growth primarily in the health services divisions within the Operations Segment.

Revenue increased 1.5% for the nine months ended June 30, 2007, compared to the same period in fiscal 2006. Excluding the impact of $25.0 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 6.5% driven by organic growth primarily in the health services divisions within the Operations Segment.

Loss from operations for the three months ended June 30, 2007 was $9.9 million, compared to loss from operations of $30.8 million for the same period in fiscal 2006. The decrease in loss from operations of $20.9 million is primarily attributable to a $47.7 million performance improvement in the Operations Segment, partially offset by a $23.9 million increase in legal and settlement expense. The $47.7 million performance improvement in the Operations Segment is primarily attributable to (1) the $34.3 million loss in the third quarter of fiscal 2006 on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contract costs, and (2) improved performance in health services and profitable operations in Texas as a result of a new contract. The $23.9 million increase in legal and settlement expense is primarily attributable to $31.7 million in legal fees and settlement expenses related to the District of Columbia investigation that were recorded in the three months ended June 30, 2007.

Loss from operations for the nine months ended June 30, 2007 was $25.0 million, compared to loss from operations of $4.4 million for the same period in fiscal 2006. The increase in loss from operations of $20.6 million is primarily attributable to (1) a $31.8 increase in legal and settlement expense driven by settlement of the District of Columbia investigation, (2) a decrease in income from the Systems Segment of $6.3 million, and (3) a decrease in income of $3.5 million in the Consulting Segment. These decreases were partially offset by a $22.1 million performance improvement in the Operations Segment primarily attributable to a new profitable contract with Texas that replaced the subcontract arrangement in the prior year which lost $36.7 million, including a $17.1 million write-off of deferred contract costs. The Operations Segment also had profit growth driven by the health services operations.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended June 30, 2007 was 18.0%, compared to 17.3% for the same period in fiscal 2006, and was 19.5% for the nine months ended June 30, 2007, compared to 17.9% for the same period in fiscal 2006. The increase in SG&A as a percentage of revenue is primarily attributable to increased bid and proposal activity (including the rebid of one of our largest contracts), and investments in contract administration, quality and project risk management.

Provision for income taxes for the three months ended June 30, 2007 was $5.4 million which consisted of (1) a $4.5 million tax benefit related to legal fees and settlement expenses of $33.0 million (portions of the settlement expenses are not tax deductible), and (2) a $9.9 million tax provision at 42.0% on income before income taxes of $24.0 million (loss before income taxes of $9.0 million for the three months ended June 30, 2007 less legal fees and settlement expenses of $33.0 million).

Provision for income taxes for the nine months ended June 30, 2007 was $1.1 million which consisted of (1) a $8.3 million tax benefit related to legal fees and settlement expenses of $42.1 million (portions of the settlement expenses are not tax deductible), (2) a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses, and (3) a $8.7 million tax provision at 42.0% on income before income taxes of $20.8 million (loss before income taxes of $21.3 million for the nine months ended June 30, 2007 less legal fees and settlement expenses of $42.1 million).

Net loss for the three months ended June 30, 2007 was $14.4 million, or $0.65 per diluted share, compared with net loss of $17.3 million, or $0.81 per diluted share, for the same period in fiscal 2006. The decrease in net loss of $2.9 million is primarily attributable to a decrease in loss from operations of $20.9 million, partially offset by an increase in the provision for income taxes of $16.7 million.

Net loss for the nine months ended June 30, 2007 was $22.4 million, or $1.03 per diluted share, compared with net income of $0.5 million, or $0.02 per diluted share, for the same period in fiscal 2006. The decrease in net income of $22.9 million is primarily attributable to a decrease in loss from operations of $20.6 million.

Consulting Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Revenue	$26,714	$23,285	$76,717	$71,165
Gross profit	$11,148	$9,937	$31,512	$30,097
Operating income	$3,818	$2,020	$9,330	$5,867

Operating margin percentage	14.3%	8.7%	12.2%	8.2%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, and revenue maximization), educational services (school-based claiming), technical services, and Unison (airport consulting services).

Revenue decreased 12.8% for the three months ended June 30, 2007, compared to the same period in fiscal 2006. The decrease in revenue is primarily attributable to lower revenue in financial services. Operating margin percentage decreased to 8.7% for the three months ended June 30, 2007 from 14.3% in the same period in fiscal 2006. The decrease in operating margin percentage is primarily attributable to margin reduction in financial services.

Revenue decreased 7.2% for the nine months ended June 30, 2007, compared to the same period in fiscal 2006. The decrease in revenue is primarily attributable to lower revenue in financial services and educational services, partially offset by growth in technical services. Operating margin percentage decreased to 8.2% for the nine months ended June 30, 2007 from 12.2% in the same period in fiscal 2006. The decrease in operating margin percentage is primarily attributable to losses in educational services where volumes were lower on a large claiming project and margin reduction in financial services, partially offset by margin expansion in technical services.

Systems Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Revenue	$28,686	$33,957	$97,205	$103,910
Gross profit	$6,644	$8,293	$30,511	$26,758
Operating income (loss)	$(3,010)	$(3,617)	$1,155	$(5,121)

Operating margin (loss) percentage	(10.5)%	(10.7)%	1.2%	(4.9)%

The Systems Segment develops and implements both third party and proprietary software and solutions in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (“ERP”) solutions.

Revenue increased 18.4% for the three months ended June 30, 2007, compared to the same period in fiscal 2006. The increase in revenue is primarily attributable to growth in ERP solutions and asset solutions, partially offset by lower revenue in justice solutions. Operating loss percentage increased to 10.7% for the three months ended June 30, 2007 from 10.5% in the same period in fiscal 2006. The increase in operating loss percentage is primarily attributable to losses in justice solutions and educational systems, offset by margin expansion in ERP solutions and asset solutions. The Systems Segment had a loss from operations of $3.6 million for the three months ended June 30, 2007 as a result of $3.2 million of charges from legacy contracts in the justice solutions division.

Revenue increased 6.9% for the nine months ended June 30, 2007, compared to the same period in fiscal 2006. The increase in revenue is primarily attributable to growth in ERP solutions. Loss from operations for the nine months ended June 30, 2007 was $5.1 million, compared to income from operations of $1.2 million for the same period in fiscal 2006. The decrease in income from operations of $6.3 million is primarily attributable to losses in educational systems and justice solutions, partially offset by margin expansion in ERP solutions.

Operations Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Revenue	$131,196	$139,315	$355,173	$361,697
Write-off of deferred contract costs	$17,109	—	$17,109	—
Gross profit (loss)	$(7,250)	$40,201	$38,597	$64,729
Operating income (loss)	$(23,121)	$24,570	$(6,509)	$15,584

Operating margin (loss) percentage	(17.6)%	17.6%	(1.8)%	4.3%

The Operations Segment includes health services, human services, and federal outsourcing and operations work.

Revenue increased 6.2% for the three months ended June 30, 2007, compared to the same period in fiscal 2006. Excluding the impact of $17.0 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 22.1% primarily driven by organic growth in health services. Income from operations for the three months ended June 30, 2007 was $24.6 million, compared to loss from operations of $23.1 million for the same period in fiscal 2006. The increase in income from operations of $47.7 million is primarily attributable to (1) the $34.3 million loss in the third quarter of fiscal 2006 on the Texas Integrated Eligibility project, which included a $17.1 million write-off of deferred contract costs, and (2) improved performance in health services and profitable operations in Texas as a result of a new contract.

Revenue increased 1.8% for the nine months ended June 30, 2007, compared to the same period in fiscal 2006. Excluding the impact of $25.0 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 9.6% primarily driven by organic growth in health services. Income from operations for the nine months ended June 30, 2007 was $15.6 million, compared to loss from operations of $6.5 million for the same period in fiscal 2006. The increase in income from operations of $22.1 million is primarily attributable to a new profitable contract with Texas that replaced the subcontract arrangement in the prior year which lost $36.7 million, including a $17.1 million write-off of deferred contract costs. The Operations Segment also had profit growth driven by the health services operations.

Interest and Other Income, Net

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2006	2007	2006	2007

Interest and other income, net	$2,196	$1,131	$5,174	$3,223

Percentage of revenue	1.2%	0.6%	1.0%	0.6%

Interest and other income for the three months ended June 30, 2007 was $1.1 million, compared to $2.2 million for the same period in fiscal 2006. The decrease in interest and other income of $1.1 million is primarily attributable to unfavorable non-cash foreign currency losses of $0.9 million ($0.2 million of non-cash foreign currency losses in the third fiscal quarter of 2007, compared to $0.7 million of non-cash foreign currency gains for the same period in fiscal 2006).

Interest and other income for the nine months ended June 30, 2007 was $3.2 million, compared to $5.2 million for the same period in fiscal 2006. The decrease in interest and other income of $2.0 million is primarily attributable to unfavorable non-cash foreign currency losses of $1.8 million ($0.9 million of non-cash foreign currency losses in the nine months ended June 30, 2007, compared to $0.9 million of non-cash foreign currency gains for the same period in fiscal 2006).

Liquidity and Capital Resources

	Nine months ended June 30,
(dollars in thousands)	2006	2007

Net cash provided by (used in):
Operating activities	$16,274	$59,347
Investing activities	(33,247)	(14,890)
Financing activities	(9,368)	7,103
Net (decrease) increase in cash and cash equivalents	$(26,341)	$51,560

Cash provided by operating activities for the nine months ended June 30, 2007 was $59.3 million, compared to $16.3 million for the same period in fiscal 2006. Cash provided by operating activities for the nine months ended June 30, 2007 consisted of net loss of $22.4 million and non-cash items aggregating $6.9 million, plus cash provided by working capital changes of $68.8 million, plus cash provided by decreases in deferred contract costs of $2.8 million and other assets of $3.2 million. Non-cash items consisted of depreciation and amortization of $15.5 million and non-cash equity based compensation of $2.2 million, offset by deferred income taxes of $10.3 million and gain on sale of business of $0.5 million. Cash provided by working capital changes reflected decreases in accounts receivable-billed of $33.1 million, accounts receivable-unbilled of $6.2 million, income taxes receivable of $5.4 million, and prepaid expenses of $1.4 million, and an increase in other liabilities of $32.2 million and accrued compensation and benefits of $3.5 million, offset by decreases in accounts payable of $3.9 million and deferred revenue of $9.1 million.

Cash provided by operating activities for the nine months ended June 30, 2006 of $16.3 million consisted of net income of $0.5 million and non-cash items aggregating $24.8 million, plus cash provided by working capital changes of $5.4 million, less cash used by increases in deferred contract costs of $13.4 million and other assets of $1.0 million. Non-cash items consisted of depreciation and amortization of $12.6 million and non-cash equity-based compensation of $4.6 million, and a $17.1 million write-off of deferred contracts costs related to the Texas Integrated Eligibility project, offset by deferred income taxes of $9.5 million. Cash provided by working capital changes reflected increases in deferred revenue of $12.4 million and accounts payable of $27.3 million, offset by increases in accounts receivable-billed of $14.7 million, accounts receivable-unbilled of $1.6 million, and prepaid expenses of $1.3 million, and decreases in income taxes payable of $13.8 million, accrued compensation and benefits of $1.8 million and other liabilities of $1.1 million.

Cash used in investing activities for the nine months ended June 30, 2007 was $14.9 million, compared to $33.2 million for the same period in fiscal 2006. Cash used in investing activities for the nine months ended June 30, 2007 consisted of purchases of marketable securities of $6.4 million, purchases of property and equipment of $7.4 million, and expenditures for capitalized software costs of $2.9 million, offset by proceeds from the sale of business of $1.8 million. Cash used in investing activities for the nine months ended June 30, 2006 consisted of purchases of marketable securities of $18.6 million, purchases of property and equipment of $8.2 million, and expenditures for capitalized software costs of $6.4 million.

Cash provided by financing activities for the nine months ended June 30, 2007 was $7.1 million, compared to cash used in financing activities of $9.4 million for the same period in fiscal 2006. Cash provided by financing activities for the nine months ended June 30, 2007 consisted of employee stock sales of $11.8 million and equity-based tax benefits of $3.1 million, offset by dividends paid of $6.5 million and principal payments on capital leases of $1.3 million. Cash used in financing activities for the nine months ended June 30, 2006 consisted of common stock repurchases of $10.2 million, dividends paid of $6.4 million and principal payments on capital leases of $1.1 million, offset by employee stock sales of $7.3 million and equity-based tax benefits of $1.0 million.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months and nine months ended June 30, 2007, the Company did not repurchase any shares. At June 30, 2007, $38.8 million remained authorized for future stock repurchases under the program.

Our working capital at June 30, 2007 was $243.3 million. At June 30, 2007, we had cash, cash equivalents, and marketable securities of $214.8 million and no debt, except for lease obligations. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers. Management believes this liquidity and financial position will allow us to resume our stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. On July 23, 2007, the Company announced that it has retained UBS Investment Bank as a financial advisor to assist the Board of Directors in exploring strategic alternatives to enhance shareholder value, including a possible sale of the Company. As long as the process of evaluating strategic alternatives is underway, we do not intend to resume the repurchase of shares under the Company’s stock repurchase program.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2007, $8.4 million in net costs had been incurred and reported as deferred contract costs on our June 30, 2007 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (“EBITDA”), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of June 30, 2007.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At June 30, 2007, capital lease obligations of $2.4 million were outstanding related to these lease arrangements for new equipment.

At June 30, 2007, we classified accounts receivable of $1.9 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one-year.

Effective July 6, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2007, to shareholders of record on August 15, 2007. Based on the current number of shares outstanding, the payment will be $2.2 million.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred in accordance with the provisions of AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. For fixed-price contracts accounted for under SOP 81-1, provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

We also license software under license agreements. Software revenue is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Modification of SOP 97-2, With Respect to Certain Transactions” (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. We apply the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

Impairment of Goodwill. We adhere to the Financial Accounting Standards Board’s Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 141 and FAS 142. Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Annual impairment tests involve the use of estimates related to the fair market values of our reporting units with which goodwill is associated. Losses, if any, resulting from annual impairment tests will be reflected in operating income in our income statement.

Capitalized Software Development Costs. Software development costs are capitalized in accordance with FAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet.

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

Legal and Settlement Expense. Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.

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

(a) In October 2004, MAXIMUS received a subpoena from the Criminal Division of the U.S. Department of Justice (“DOJ”) acting through the U.S. Attorney’s Office for the District of Columbia (“USAO”). The subpoena requested records pertaining to the Company’s work for the District of Columbia, primarily relating to the preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The government alleged that the Company knowingly submitted Medicaid claims on behalf of the District of Columbia that lacked sufficient supporting documentation.

In July 2007, MAXIMUS agreed to settle this matter with the DOJ, the USAO and the United States Department of Health and Human Services (“HHS”). As part of the settlement, the Company entered into: (i) a Settlement Agreement with the DOJ on behalf of the Office of Inspector General of HHS (the “DOJ Settlement Agreement”); (ii) a Corporate Integrity Agreement with HHS (the “Integrity Agreement”); and (iii) a Deferred Prosecution Agreement with the USAO (the “Deferred Prosecution Agreement”).

Pursuant to the terms of the DOJ Settlement Agreement, the Company paid the United States Government $30.5 million. In addition, the Company paid $460 thousand to settle employment and attorney’s fees claims of a former employee who filed a False Claims Act lawsuit relating to this matter.

Under the Integrity Agreement, the Company is required to revise and enhance its existing compliance program, including the appointment of a compliance officer and compliance committee, the development of written standards including a code of conduct and policies and procedures, the provision of relevant training and education to its employees and the creation of a disclosure program. The Company is required to engage the HHS Office of Audit Services to review its implementation of the Company’s obligations under the Integrity Agreement and will be subject to certain notification and reporting requirements. The Integrity Agreement requires the Company to assume certain compliance obligations for a period of five years.

Pursuant to the terms and conditions of the Deferred Prosecution Agreement, the USAO agreed to defer the filing of criminal charges against the Company for 24 months, provided that the Company accepts responsibility for its conduct, cooperates with the USAO, makes the settlement payment and complies with Federal criminal laws. If the Company satisfies its obligations under the Deferred Prosecution Agreement for the 24-month deferral period, the USAO has agreed not to file criminal charges against the Company with respect to this matter.

Based on the probable legal costs of the Company’s internal review of the matter, we recorded a charge of $0.5 million in the quarter ended December 31, 2005 and an additional charge of $0.3 million in the quarter ended March 31, 2007. Based on the DOJ Settlement Agreement described above, we recorded an additional charge of $31.7 million in the quarter ended June 30, 2007 consisting of $30.5 million paid to the United States, $460 thousand paid to the former employee and the remainder for associated legal fees.

(b) In June 2005, MAXIMUS received a subpoena pursuant to the Illinois Whistleblower Reward and Protection Act from the Office of the Attorney General of Illinois in connection with a purported whistleblower investigation of potential false claims. The subpoena requested records pertaining to the Company’s work for agencies of the Executive Branch of Illinois State Government. Discussions with the Attorney General’s office indicated that MAXIMUS was one of nine contractors that received such subpoenas and that the investigation was focused on the procurement and contracting activities of the Illinois Department of Central Management Services. MAXIMUS fully responded to the subpoena by December 2005, and there has been no activity involving the Company since that time. MAXIMUS was recently informed that it is neither a target nor a subject of the investigation. For these reasons, and in consultation with legal counsel, the Company believes this matter is not material. This matter will not be reported on further unless there are significant new developments.

(c) In December 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($30.1 million U.S. as of June 30, 2007). Because Emergis failed to meet product development and delivery requirements under the subcontract, MAXIMUS declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenges the basis of the termination, alleges that the subcontract remains in force and seeks payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believes that termination was justified and that, in any event, damages would be limited to the contractual limitation of liability, which is less than $2.0 million Canadian ($1.9 million U.S. as of June 30, 2007). The parties are currently engaged in the discovery process. The arbitration hearing is scheduled for February 2008.

(d) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into interim agreements directly with HHSC to provide enrollment broker, CHIP systems, CHIP operations and eligibility support services. MAXIMUS is also negotiating a longer-term agreement with HHSC to run the enrollment broker program through 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the nine months ended June 30, 2007, the Company recorded $7.8 million in legal costs related to the arbitration. This amount represents costs incurred to date of $4.8 million and an estimate of future probable legal costs of $3.0 million. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing is scheduled for the third quarter of fiscal year 2008. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2007 – Apr. 30, 2007	—	—	—	$30,840

May 1, 2007 – May 31, 2007	—	—	—	$37,384

Jun. 1, 2007 – Jun. 30, 2007	—	—	—	$38,814

Total	—	—	—

(1) Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, our Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of common stock under our 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock.

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

MAXIMUS, INC.

Date: August 8, 2007	By:	/s/ David N. Walker
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