Form 10-K
period 2007-09-30
MAXIMUS INC
filed 2007-12-13
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

YES  ☐  NO  ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2007 was $633,077,867 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 18,476,372 shares of the registrant’s Common Stock outstanding as of November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on March 18, 2008, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2007

PART I

ITEM 1.                             Business.

General

We provide consulting, systems solutions, and operations program management primarily to government. Since our inception in 1975, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom.

Over the last five years, our business has experienced fluctuations in demand for certain services, primarily resulting from the budgetary and fiscal challenges that many states faced during 2002 and 2003. As a result, we experienced weakness in certain divisions. Beginning in 2004, state financial conditions returned to healthier levels from increased tax receipts.  This, coupled with new legislation such as the Deficit Reduction Act and expanding demand for health and human services, has resulted in increasing opportunities and new work primarily in the areas of health and human services program management.

Fiscal 2006 and 2007 results were impacted by a $49.4 million and $25.2 million, respectively, operating loss on the Texas Integrated Eligibility project. Up until February 2007, we served as a subcontractor to Accenture as part of the Texas Access Alliance, which provides services under the Texas Health and Human Services Commissions’ (TX HHSC) Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. In November 2006, we announced that we commenced negotiations with Accenture to further reduce our scope on the project. In December 2006, we initiated arbitration to resolve certain disputes under the subcontract and in February 2007, we terminated our subcontract with Accenture. In March 2007, the TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its State Children’s Health Insurance Program (SCHIP) and to provide enrollment broker services for its Medicaid program. We continue to provide services under these programs, but on a profitable basis. The arbitration with Accenture remains ongoing.

For the fiscal year ended September 30, 2007, we had revenue of $738.6 million and net loss of $8.3 million.

Market Overview

Our primary customers are state and local government agencies, but a portion of our business also comes from a variety of federal agencies and commercial customers. In fiscal 2007, approximately 75% of our total revenue was derived from state and local government agencies, 7% from federal government agencies, 13% from foreign customers, and 5% from other sources (such as commercial customers).

We believe we are well positioned to benefit from the continuing demand for consulting, systems solutions and operations program management in an environment where governments are required to maintain or improve services to an increasing number of constituents. We believe governments will continue to review current program operations and seek improved operating capability and cost savings through the use of outsourcing. For example, many states are in the process of considering changes to how they administer entitlement programs and are seeking new ways to find cost savings by implementing new systems and business process reengineering. Much of our program management and outsourcing work is related to federally mandated and federally funded programs such as Medicaid, SCHIP, and Temporary Assistance to Needy Families (TANF). As a result, we expect the underlying demand for our existing outsourcing programs to remain stable due to the fundamental need and federal mandate for governments to provide these services to beneficiaries. In addition, we believe governments will continue to upgrade technology in order to increase cost efficiency and program productivity. To achieve these results, many government agencies are engaging outsourcing business services firms, such as MAXIMUS, for help.

We deliver valued-added services to government agencies by providing consulting, systems solutions, and operations program management that help governments operate more efficiently and effectively. Demand for each of our services is contingent upon specific factors related to our vertical markets and we believe that several factors which impact government spending will drive increased demand for our services, including:

•                  States that are running federally-mandated and federally-funded programs must efficiently and cost-effectively meet minimum federal requirements in order to maintain federal funding levels.

•                  The requirement of state governments to implement federal initiatives such the Deficit Reduction Act, which reauthorizes Temporary Assistance for Needy Families (TANF) and touches upon a number of key health and human service issues including Medicaid program reforms and requires states to engage more TANF cases in productive activities leading to self-sufficiency.

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

Our Business Segments

The following discussion describes our business segments and each of our operating divisions within the business segments, as they existed as of September 30, 2007. From time to time, we implement certain organizational or management changes that realign our internal infrastructure and enable us to better manage our business.

Consulting Segment:

Our Consulting Segment generated approximately 13% of our total revenue in fiscal 2007. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Consulting Segment provides specialized financial consulting services such as assisting state and local agencies in obtaining federal funding reimbursements for their programs. The Consulting Segment also offers educational services that assist schools in obtaining federal funding reimbursements and reducing costs. These services are provided through the following divisions:

Financial Services Division. Our Financial Services Division provides three main services:

•              Assisting states in meeting their financial objectives through reducing costs related to fraud, waste, and abuse and through increasing federal funding reimbursements for health and human services expenditures. We help states and schools appropriately claim federal reimbursement and appropriately allocate costs to federal and state programs, which may lead to increased federal revenues.

•                                           Providing consulting services that help state, county, and community-based child welfare agencies comply with federal regulations and improve the outcomes for children and their families. These services include children’s safety, attainment of permanent families, physical health, mental health, education of children in the child welfare system, and improving the functioning of families so that parents can care for their own children.

•                                           Assisting local governments in their efforts to appropriately recover available funding from state and federal agencies, enhance revenue, and operate efficiently. Service areas include cost allocation services, user fee efforts, management studies, and engagements which mandate specific claiming requirements.

UNISON MAXIMUS, Inc. (Unison). Unison, one of our subsidiaries, provides a range of management consulting services to airports and local government entities. Unison has assisted more than 80 small, medium and large hub airports by conducting various studies and providing recommendations to enhance airport operations and plan for future development. The division provides consulting services under the following major practice areas: (1) Airport Finance and Economics; (2) Airport Retail Concessions Planning and Management; and (3) Airport Planning, Programming and Implementation Oversight.

Educational Services Division. This division provides school districts with software to provide electronic Individualized Educational Plans and special education case management software to ensure compliance with federal and state laws, to reduce the paperwork requirements on educators, and to improve the effectiveness of their special education programs. In addition, the division offers instructional management software and consulting to schools in order for them to improve student performance and comply with the federal No Child Left Behind Act of 2001 (NCLB) requirements including reporting and data warehousing. The division also licenses specialized software systems and provides consulting services to higher education research institutions across the country to assist them in managing their research grants efficiently and effectively, enhancing their administrative effectiveness, and reducing and reallocating costs.

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

Systems Segment:

Our Systems Segment generated approximately 19% of our total revenue in fiscal 2007. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements. The Systems Segment designs and implements our proprietary software and third party software solutions to improve the efficiency and cost-effectiveness of program administration and offers proprietary systems products in the areas of justice, education and asset solutions. These products and services are provided through the following divisions:

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

Security Solutions Division. The Security Solutions Division leverages technology, software product solutions and systems integration to provide security solutions to federal and state customers that are fully compliant with the latest federally driven standards and policies. The division includes software developers, systems integrators, network and data security professionals, and analysts who develop methodologies and tools to support eligibility determinations. The division’s ID Management and Credentialing capability includes enrolling citizens, storing and managing identity information including biometrics and security clearances, and issuing credentials. MAXIMUS creates turnkey systems that integrate physical access security systems to facilities and logical access security systems to web-enabled software applications using these credentials.

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

Justice Solutions Division. The Justice Solutions Division develops, implements, and supports solutions that assist the justice community in managing operations and sharing information to support the delivery of justice and enhance public safety. Our JusticeMaxTM portfolio of products and integrated Justice Solutions offer complex integrated justice initiatives that provide criminal data repositories and facilitate the exchange of critical data among agencies involved in administering the judicial process and safeguarding the public. We also provide product-centric solutions such as our CourtView® case management, JuryViewTM juror management, RecordView® records management, and JailView® jail management systems that serve as the information backbone of courts and corrections organizations. From city and county to statewide and countrywide organizations, our justice solutions have been selected by entities of all sizes serving populations of 40,000 to more than 6,000,000 citizens.

Operations Segment:

Our Operations Segment generated approximately 68% of our total revenue in fiscal 2007. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements. The Operations Segment provides a variety of program management and outsourcing services for federal and state funded public programs, and focuses on the delivery of administrative services for government health and human services programs including Medicaid, SCHIP, workforce services programs, and child support enforcement programs. Our Operations Segment provides these services through the following divisions:

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

Federal Operations. The Federal Operations group provides a variety of services to federal agencies, primarily in the health and human services arena. Our services include health dispute resolution for participants of certain government-sponsored health programs that have the right to appeal health care decisions. Using an experienced staff of legal and clinical professionals, we conduct health care reconsideration reviews on behalf of the Centers for Medicare and Medicaid Services (CMS) (for Medicare Parts A, C, and D), for the U.S. Office of Personnel Management (OPM), and for more than 30 state health regulatory agencies. We are designated by CMS as a Qualified Independent Contractor (QIC) as well as a Medicare Drug Integrity Contractor (MEDIC). We also provide health care quality review to government agencies, serving as the National Quality Monitoring Contractor for TRICARE, which is the managed healthcare program for the Department of Defense, and we also perform medical peer review for the Department of Veterans Affairs and the U.S. Coast Guard. Additionally, under contract with the Social Security Administration, we operate the agency’s Ticket to Work Program, providing access to workforce services, skills assessment, job training, and placement assistance nationally for persons with disabilities.

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

In addition to our Justice, Transportation and Facility Asset Management and Education software product lines, we have developed an open architecture system utilizing a Java™ 2 Enterprise Edition (“J2EE™ ”) framework and components. (Java™ and J2EE™  are trademarks of Sun Microsystems, Inc.) Current e-Government initiatives are mandating open architecture systems that will provide greater interoperability among agencies, systems, and programs, as well as enhanced flexibility and scalability. Our J2EE™ framework gives us a competitive advantage by aligning our systems and services offerings with these critical government standards. The J2EE framework serves as the infrastructure for several MAXIMUS product offerings, such as our SchoolMAX® and MAXChild products, as well as a logical and cost-effective migration path for current customers who use our legacy MAXSTAR® Application Builder, an automated case management software product that interfaces with government databases, tracks program participant records and cases, and supports extraction and analysis of program data. We believe we enjoy a competitive advantage in re-bid situations since we can implement a state-of-the-art open standards system at lower risk and cost to the customer.

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

We also developed a Personal Health Portal for Medicaid Electronic Health Record Systems. The personal health portal is standards-based and complies with all national standard’s for electronic health records and personal health record security. The portal enabled the state Medicaid agencies to engage the Medicaid Recipients in medical quality improvement initiatives and cost containment programs. The user interface and screen navigation was designed by our Center for Health Literacy to be easily understood by Medicaid populations.

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

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of consulting, systems solutions, and operations program management to government agencies. The key components of our business growth strategy include the following:

•                  Optimize our current operations and mitigate losses in underperforming businesses. We realigned our business strategy away from a volume-driven sales approach towards a tighter focus on risk management and project execution, resulting in improved profitability. In addition, we enhanced our contracts and compliance team and initiated organization-wide training requirements to facilitate project improvements and efficiencies. We will also continue to evaluate new business as well as the current portfolio of projects in a manner that is more aligned with increasing our overall profitability. Along these lines, we discontinued operation of our student loan collections business and divested the Corrections Services business in October 2006. We will continue to evaluate the businesses within the organization and will act accordingly on other underperforming practice and project areas that we view as non-core or non-strategic to future growth.

•                  Focus on core offerings and selectively divest non-strategic business lines. Our fundamental services to state and local government are principally centered on the delivery and support of health and human services programs. We view our health and human service offerings as our competencies. Management is increasing its focus on its core competencies, which reside primarily in the Operations and Consulting Segments, and will selectively pursue divestitures of non-strategic business lines.

•                  Pursue new business opportunities and expand customer base. With over 30 years of business expertise in the state and local government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our capabilities and brand recognition are our most critical assets and we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base. We will also seek to broaden our customer base by delivering our core offerings to new clients such as new state customers and federal agencies. As a result, we have placed a considerable amount of emphasis on further developing these core practice areas and expanding our customer base by leveraging existing resources to better serve clients.

•                  Grow long-term, recurring revenue streams. We seek to enter into long-term relationships with clients to meet their on-going and long-term business objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are mutually beneficial to them and the Company.

•                  Recruit and retain highly skilled professionals. We continually strive to recruit motivated individuals including top managers from larger organizations, former government officials, consultants experienced in our service areas, and information technology professionals. We believe we can continue to attract and retain experienced personnel by capitalizing on our single-market focus and our reputation as a premier government services consultant.

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

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers, and decision-makers. We have a team of business development professionals who ensure that we understand the needs, requirements, and legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. We also subscribe to government procurement databases that track government bid activity and make every effort to ensure that we are on bidders’ lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives also develop leads through on-site presentations to decision-makers.

Because we obtain much of our work by responding to RFPs issued by government agencies, we have developed and implemented a sophisticated RFP tracking and capture plan system which provides us critical information about the status of existing RFPs, actions to date and deliverables with respect to those RFPs.

For the year ended September 30, 2007, we derived approximately 14% of our consolidated revenue from contracts with the state of California, principally within our Operations segment.

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

The authorization for the State Children’s Health Insurance Program (SCHIP) has expired and there has been well-documented debate regarding the reauthorization process, including the President’s recent veto of the first version passed by Congress. While the nature of the final reauthorization is not known, MAXIMUS is monitoring the implications. If additional funding is not authorized at the level States need to continue their program with current levels of eligibility, then, in fairly short order, States will need to curb their programs and potentially disenroll some current program participants. The outreach and processing of such actions would present opportunities for MAXIMUS. If SCHIP is funded at the levels needed and expanded to include “express lane eligibility” and other provisions to improve program access and participation, this, too, presents opportunities that we are monitoring.

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals or extensions. Management estimates that approximately 83% of forecasted fiscal 2008 revenue is in the form of backlog at September 30, 2007, and will be realized as revenue in the following twelve months.

Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts, and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2006 and 2007, were as follows:

	As of September 30,
	2006	2007
	(In millions)
Consulting	$147.5	$123.0
Systems	212.1	164.6
Operations	1,140.4	1,012.4
Total	$1,500.0	$1,300.0

Seasonal Nature of Business

We may experience seasonality in our Operations Segment in our fourth fiscal quarter as a result of tax credit work. In addition, the summer and winter holiday vacations can impact our financial results for all of our segments. Specifically, reductions in working days as a result of holidays and vacations may impact our sales and accounts receivable primarily in our first fiscal quarter.

Employees

As of September 30, 2007, we had 6,120 employees, consisting of 347 employees in the Consulting Segment, 560 employees in the Systems Segment, 5,018 employees in the Operations Segment and 195 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2007, 428 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 274 employees covered by the MAXIMUS BC Health Benefits Operations, Inc. collective bargaining agreement with the British Columbia Government and Services Employees’ Union (“BCGEU”). Within Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 142 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 12 employees are covered by a collective bargaining agreement with the Professional Employees Association (“PEA”). These collective bargaining agreements expire on March 31, 2010.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Foreign Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2005, 2006, and 2007 were $49.7 million, $76.7 million, and $88.0 million respectively. We had $26.7 million and $27.4 million of long-lived assets located in foreign countries at September 30, 2006 and 2007, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

Our Internet address is http://www.maximus.com and includes access to our corporate governance materials and our code of business conduct and ethics. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Section 16 filings by our officers and directors, as well as amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F St., N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 1B.                    Unresolved Staff Comments.

None.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2007, we leased 99 offices in the United States totaling approximately 874,000 square feet. In three countries outside the United States, we leased 54 offices containing approximately 246,000 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

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

(a) In 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($32.1 million U.S. as of September 30, 2007). MAXIMUS had declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenged the basis of the termination and sought payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believed that termination was justified and that, in any event, damages would have been limited to the contractual limitation of liability, which was less than $2.0 million Canadian ($2.0 million U.S. as of September 30, 2007). In September 2007, the parties agreed to restructure their business relationship and settle the arbitration matter. As part of the settlement, MAXIMUS did not pay any damages.

(b) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007, the Company recorded $10.0 million in legal costs related to the arbitration. This amount represents costs incurred to date of $7.8 million and an estimate of future probable legal costs of $2.2 million. It is reasonably possible that the estimate of future probable legal costs of $2.2 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing is scheduled for the third quarter of fiscal year 2008. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(c) In November 2007 MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and beach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(d) In December 2007, the Company became aware of a lawsuit filed by Image API against the Company in the District Court of Travis County, Texas. That lawsuit has not yet been served on the Company. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with the Texas Health and Human Services Commission (“HHSC”). As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API's performance and scope of responsibilities. Following the termination of the Company's subcontract with Accenture, the Company and Image API were not able to agree on the role Image API would play in support of MAXIMUS' new agreements with HHSC, and Image API terminated its services. The plaintiff has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Nevertheless, the Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

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

	Price Range
	High	Low	Dividends
Year Ended September 30, 2006:
First Quarter	$37.96	$33.45	$0.10
Second Quarter	39.46	33.89	0.10
Third Quarter	35.99	22.35	0.10
Fourth Quarter	30.95	23.15	0.10
Year Ended September 30, 2007:
First Quarter	$32.45	$25.53	$0.10
Second Quarter	35.24	26.65	0.10
Third Quarter	44.57	34.34	0.10
Fourth Quarter	45.48	37.37	0.10

As of November 30, 2007, there were 84 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 7,700 beneficial owners of our common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2007 and cumulative repurchases under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
Inception through June 30, 2007	4,490,073	$27.72	4,490,073	$38,814
July 1, 2007 — July 31, 2007	—	—	—	$39,368
August 1, 2007 — August 31, 2007	—	—	—	$39,667
September 1, 2007 — September 30, 2007	—	—	—	$39,875
Total — Quarter ended September 30, 2007	—	—	—
Inception through September 30, 2007	4,490,073	$27.72	4,490,073

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

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock for the five-year period from September 30, 2002 to September 30, 2007, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index. This graph assumes the investment of $100 on September 30, 2002 in our common stock, the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index and assumes dividends are reinvested.

Comparison of Five—Year Cumulative Total Returns

Performance Graph for

MAXIMUS, INC.

Legend

Symbol	CRSP Total Returns Index for:	09/2002	09/2003	09/2004	09/2005	09/2006	09/2007
	MAXIMUS, INC.	100.0	153.8	128.6	161.0	119.0	201.0
	NYSE Stock Market (US Companies)	100.0	121.0	141.2	161.7	180.6	209.5
	NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 US Comp)	100.0	130.8	146.5	162.6	181.1	226.5
	Management and Public Relations Services

Notes:

A.                                   The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.                                     The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.                                     If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.                                    The index level for all series was set to $100.0 on 09/30/2002.

14032	Prepared by CRSP (www.crs.uchicago.edu) Center for Research in Security Prices, Graduage School of Business, The University of Chicago. Used with permission. All rights reserved.

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

	Year Ended September 30,
	2003	2004	2005	2006(1)	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$558,283	$603,774	$647,538	$700,894	$738,646
Legal and settlement expense(2)	—	—	7,000	9,394	44,638
Write-off of deferred contract costs(3)	—	—	—	17,109	—
Income (loss) from operations	57,042	63,046	56,274	(2,826)	(3,136)
Net income (loss)	35,346	38,774	36,069	2,460	(8,255)
Earnings (loss) per share:
Basic	$1.68	$1.80	$1.69	$0.11	$(0.38)
Diluted	$1.66	$1.76	$1.67	$0.11	$(0.38)
Weighted average shares outstanding:
Basic	20,999	21,589	21,331	21,465	21,870
Diluted	21,335	22,014	21,653	21,821	21,870
Cash dividends per share of common stock	—	—	$0.30	$0.40	$0.40

	At September 30,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$117,512	$139,254	$178,363	$156,860	$196,682
Working capital	201,320	229,514	246,595	254,811	267,145
Total assets	415,020	464,747	534,562	558,501	564,464
Total capital lease obligations, less current portion	3,821	5,108	3,606	2,044	417
Total shareholders’ equity	333,277	373,548	405,954	404,899	409,400

(1)          Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method. See Note 13 to our consolidated financial statements.

(2)          Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See Note 21 to our consolidated financial statements for additional information.

(3)          During the quarter ended June 30, 2006, we determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, we recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations Segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in Note 20 to our consolidated financial statements.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. For the fiscal year ended September 30, 2007, we had revenue of $738.6 million and net loss of $8.3 million.

We report each of our three lines of business (i.e., Consulting, Systems, and Operations) as separate external reporting segments. See Note 17 to our consolidated financial statements for our unaudited quarterly segment income statement data.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2005	2006	2007
	(dollars in thousands, except per share data)
Revenue	$647,538	$700,894	$738,646
Write-off of deferred contract costs	—	$17,109	—
Gross profit	$179,950	$136,246	$177,083
Legal and settlement expense	$7,000	$9,394	$44,638
Operating income (loss)	$56,274	$(2,826)	$(3,136)

Operating margin (loss) percentage	8.7%	(0.4)%	(0.4)%

Selling, general and administrative expense	$116,676	$129,678	$135,581
Selling, general and administrative expense as a percentage of revenue	18.0%	18.5%	18.4%

Net income (loss)	$36,069	$2,460	$(8,255)

Earnings (loss) per share:
Basic	$1.69	$0.11	$(0.38)
Diluted	$1.67	$0.11	$(0.38)

Revenue increased 5.4% in fiscal 2007 compared to fiscal 2006. Excluding the impact of $29.8 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 10.1% primarily driven by organic growth in the health services divisions within the Operations Segment. Revenue increased 8.2% in fiscal 2006 compared to fiscal 2005. The increase in revenue is primarily attributable to organic growth in the Operations Segment.

Operating loss in fiscal 2007 was $3.1 million, compared to an operating loss of $2.8 million in fiscal 2006. The increase in operating loss of $0.3 million is primarily attributable to (1) a $35.2 million increase in legal and settlement expense driven by settlement of the District of Columbia contract investigation, (2) a decrease in operating income of $8.1 million in the Consulting Segment, (3) an increase in operating loss of $3.8 million in the Systems Segment, offset by (4) $48.6 million of improved performance in the Operations Segment. The improved performance in the Operations Segment of $48.6 million is primarily attributable to (1) a $24.2 million smaller loss on the terminated Texas subcontract with Accenture, (2) $28.2 million of improved performance in health and human services, including profitable operations in Texas as a result of a new contract where the Company is the prime contractor, offset by (3) a $4.2 million loss on the completed Ontario Child Support systems implementation project.

Operating loss in fiscal 2006 was $2.8 million compared to operating income of $56.3 million in fiscal 2005. The decrease in operating income of $59.1 million is primarily attributable to (1) the fiscal 2006 $49.4 million loss on the Texas subcontract with Accenture, which included a $17.1 million write-off of deferred contract costs, and (2) a $12.2 million decrease in operating income in the Systems Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, legal expenses incurred in the ordinary course of business, and non-cash equity based compensation. SG&A increased 4.6% in fiscal 2007 compared to fiscal 2006, and decreased as a percentage of revenue to 18.4% from 18.5%. SG&A increased 11.1% in fiscal 2006 compared to fiscal 2005, and increased as a percentage of revenue to 18.5% from 18.0%. SG&A increased in fiscal 2006, compared to fiscal 2005, in part from the impact of expensing $4.4 million in stock options as a result of implementing FAS 123(R) on a prospective basis beginning October 1, 2005.

Legal and settlement expense for fiscal years 2005, 2006 and 2007 was $7.0 million, $9.4 million, and $44.6 million, respectively. Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (dollars in thousands):

	Year ended September 30,
	2005	2006	2007
District of Columbia Contract Investigation and Related Settlement	$—	$500	$31,980
Texas Integrated Eligibility Project	—	—	10,000
Computer Equipment Leases Settlement	7,000	8,169	(150)
Ontario Child Support Project Settlement	—	—	2,608
Former CEO Investigation and Related Settlement	—	725	—
Connecticut COLLECT Project	—	—	200
Total	$7,000	$9,394	$44,638

Provision for income taxes was 365% of income before incomes taxes in fiscal 2007 (37.6% excluding the impact of portions of the District of Columbia legal and settlement expense that are not tax deductible and the establishment of a valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses) compared to 39% in fiscal 2006 and 39.5% in fiscal 2005.

Net loss in fiscal 2007 was $8.3 million, or $0.38 per diluted share, compared to net income of $2.5 million, or $0.11 per diluted share in fiscal 2006, and net income of $36.1 million, or $1.67 per diluted share in fiscal 2005. The above changes in net income are primarily attributable to changes in the after-tax impact of legal and settlement expense and segment results as discussed in more detail below.

Consulting Segment

	Year ended September 30,
	2005	2006	2007
	(dollars in thousands)
Revenue	$100,359	$102,842	$93,707
Gross profit	$43,924	$44,127	$37,296
Operating income	$13,159	$14,499	$6,421
Operating margin percentage	13.1%	14.1%	6.9%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, and federal healthcare reimbursement services), educational services, technical services, and Unison (airport consulting services).

Revenue decreased 8.9% in fiscal 2007 compared to fiscal 2006. Operating margin percentage decreased to 6.9% in fiscal 2007 from 14.1% in fiscal 2006. The decrease in revenue and operating margin percentage is primarily attributable to the timing and billing of work as well as the Company’s transition away from contingency-based federal healthcare engagements.

Revenue increased 2.5% in fiscal 2006 compared to fiscal 2005. Operating margin percentage increased to 14.1% in fiscal 2006 from 13.1% in fiscal 2005. The increase in revenue and operating margin percentage is primarily attributable to financial services.

Systems Segment

	Year ended September 30,
	2005	2006	2007
	(dollars in thousands)
Revenue	$134,407	$127,189	$141,335
Gross profit	$48,926	$38,769	$37,678
Operating income (loss)	$11,263	$(853)	$(4,655)
Operating margin (loss) percentage	8.4%	(0.7)%	(3.3)%

The Systems Segment develops and implements both third party and proprietary software and solutions in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (“ERP”) solutions.

Revenue increased 11.1% in fiscal 2007 compared to fiscal 2006. The increase in revenue is primarily attributable to growth in ERP solutions. Operating loss in fiscal 2007 was $4.7 million, compared to an operating loss of $0.9 million in fiscal 2006. The increase in operating loss of $3.8 million is primarily attributable to losses in educational systems and justice solutions, partially offset by margin expansion in ERP solutions.

Revenue decreased 5.4% in fiscal 2006 compared to fiscal 2005. The decrease in revenue is primarily attributable to lower revenue in ERP solutions. Operating loss was $0.9 million in fiscal 2006, compared to operating income of $11.3 million in fiscal 2005. The decrease in operating income of $12.2 million is primarily attributable to losses in ERP solutions.

Operations Segment

	Year ended September 30,
	2005	2006	2007
	(dollars in thousands)
Revenue	$412,772	$470,863	$503,604
Write-off of deferred contract costs	—	$17,109	—
Gross profit	$87,082	$53,350	$102,109
Operating income (loss)	$36,174	$(9,453)	$39,132

Operating margin (loss) percentage	8.8%	(2.0)%	7.8%

The Operations Segment includes health services, human services, and federal outsourcing and operations work.

Revenue increased 7.0% in fiscal 2007 compared to fiscal 2006. Excluding the impact of $29.8 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 14.3% primarily driven by organic growth in health services. Operating income in fiscal 2007 was $39.1 million, compared to an operating loss of $9.5 million in fiscal 2006. The increase in operating income of $48.6 million is primarily attributable to (1) a $24.2 million smaller loss on the terminated Texas subcontract with Accenture, (2) $28.2 million of improved performance in health and human services, including profitable operations in Texas as a result of a new contract where the Company is the prime contractor, offset by (3) a $4.2 million loss on the completed Ontario Child Support systems implementation project.

Revenue increased 14.1% in fiscal 2006 compared to fiscal 2005. The increase in revenue is primarily attributable to (1) an increased contribution from the British Columbia Health Operations project, which provided a full year of revenue in fiscal 2006 versus two quarters of revenue recorded in the prior year, (2) revenue growth in our federal operations group, and (3) $21.8 million of voter hardware revenue in the workforce services area. Operating loss was $9.5 million in fiscal 2006, compared to operating income of $36.2 million in fiscal 2005. The decrease in operating income of $45.7 million is primarily  attributable to the $49.4 million loss on the Texas subcontract with Accenture, which included a $17.1 million write-off of deferred contract costs.

Interest and Other Income, Net

	Year ended September 30,
	2005	2006	2007
	(dollars in thousands)
Interest and other income, net	$3,345	$6,859	$5,804
Percentage of revenue	0.5%	1.0%	0.8%

The overall decrease in interest and other income in fiscal 2007 compared to fiscal 2006 is primarily attributable to non-cash foreign currency losses of $0.9 million ($0.2 million of non-cash foreign currency losses in fiscal 2007, compared to $0.7 million of non-cash foreign currency gains in fiscal 2006). The overall increase in interest and other income in fiscal 2006 compared to fiscal 2005 is primarily attributable to higher interest rates earned on our increased invested cash.

Quarterly Results

Set forth in Note 17 to our consolidated financial statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2007. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2007 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$2,099	$1,679	$420	—	—
Operating leases	50,595	21,238	21,900	$5,365	$2,092
Total(1)	$52,694	$22,917	$22,320	$5,365	$2,092

(1) Total contractual cash obligations exclude the potential future cash payments required in connection with potential earn-out contingent consideration associated with purchase business acquisitions.

Liquidity and Capital Resources

	Year ended September 30,
	2006	2007
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$15,696	$51,190
Investing activities	(24,152)	(24,854)
Financing activities	(11,072)	4,591
Net increase (decrease) in cash and cash equivalents	$(19,528)	$30,927

Cash provided by operating activities in fiscal 2007 was $51.2 million, compared to $15.7 million in fiscal 2006. Cash provided by operating activities in fiscal 2007 consisted of net loss of $8.3 million and non-cash items aggregating $11.8 million, plus cash provided by changes in assets and liabilities of $47.7 million. Non-cash items consisted of depreciation and amortization of $21.0 million and non-cash equity based compensation of $3.8 million, offset by deferred income taxes of $12.5 million and gain on sale of business of $0.5 million. Cash provided by changes in assets and liabilities reflected decreases in accounts receivable-billed of $20.4 million, accounts receivable-unbilled of $4.5 million, deferred contract costs of $3.0 million, other assets of $4.1 million, income taxes receivable of $14.5 million, and an increase in accrued compensation and benefits of $5.0 million and other liabilities of $1.8 million and accounts payable of $0.5 million, offset by an increase in prepaid expenses of $0.8 million and a decrease in deferred revenue of $5.3 million.

Cash provided by operating activities in fiscal 2006 consisted of net income of $2.5 million and non-cash items aggregating $31.9 million, less cash used by changes in assets and liabilities of $18.7 million. Non-cash items consisted of depreciation and amortization of $17.6 million and non-cash equity based compensation of $6.6 million and write-off of deferred contract costs of $17.1 million, offset by deferred income taxes of $9.4 million. Cash used by changes in assets and liabilities reflected increases in accounts receivable-billed of $28.9 million, accounts receivable-unbilled of $4.0 million, prepaid expenses of $1.1 million, deferred contract costs of $7.8 million, and a decrease in income taxes payable of $13.7 million and accrued compensation and benefits of $2.4 million and other liabilities of $1.1 million, offset by an increase in deferred revenue of $21.5 million and accounts payable of $16.3 million and a decrease in other assets of $2.5 million.

Cash used in investing activities in fiscal 2007 was $24.9 million, compared to $24.2 million in fiscal 2006. Cash used in investing activities in fiscal 2007 consisted of $4.4 in expenditures related to capitalized software and $13.4 million in purchases of property and equipment and an increase in marketable securities of $8.9 million, offset by proceeds from the sale of business of $1.8 million. Cash used in investing activities in fiscal 2006 consisted of $14.7 million in expenditures related to capitalized software and $11.5 million in purchases of property and equipment, offset by decreases in marketable securities of $1.8 million and other items of $0.2 million.

Cash provided by financing activities in fiscal 2007 was $4.6 million, compared to cash used by financing activities of $11.1 million in fiscal 2006. Cash provided by financing activities in fiscal 2007 consisted of $13.0 million of employee stock transactions and equity-based tax benefits of $2.1 million, offset by $8.8 million of dividends paid and $1.7 million of principal payments on capital leases. Cash used in financing activities in fiscal 2006 consisted of $10.1 million of common stock repurchases, $1.4 million of principal payments on capital leases and $8.6 million of dividends paid, offset by $7.7 million of employee stock transactions and equity-based tax benefits of $1.3 million.

Our working capital at September 30, 2006 and 2007 was $254.8 million and $267.1 million, respectively. At September 30, 2007, we had cash, cash equivalents, and marketable securities of $196.7 million and no debt, except for lease obligations.

On July 23, 2007, the Company announced that it had retained UBS Investment Bank as a financial advisor to assist the Board of Directors in exploring strategic alternatives to enhance shareholder value, including a possible sale of the Company. On November 14, 2007, the Company announced that its Board of Directors had completed its process to explore strategic alternatives and had authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock under an Accelerated Share Repurchase (ASR) program. After a thorough review process, the Board of Directors concluded that launching a $150.0 million ASR program, concentrating the Company’s strategic focus on core health and human services offerings and considering alternatives for certain non-core assets, provides the best opportunity to maximize shareholder value, reflecting the Company’s strong financial position and future growth prospects.

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired 3,758,457 shares (approximately 17% of the Company’s outstanding shares at September 30, 2007) at an initial price of $39.91 per share on November 15, 2007. At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company financed the $150.0 million ASR program with cash and cash equivalents on hand and the sale of marketable securities. The Company also announced plans to secure a $50.0 million to $75.0 million line of credit to provide additional financial flexibility.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of our common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. During the year ended September 30, 2006, we repurchased 282,100 shares. We did not repurchase any shares during the year ended September 30, 2007. At September 30, 2007, $39.9 million remained available for future stock repurchases under this board authorized share repurchase program. The Company intends, depending on the price of the Company’s stock, to resume this share repurchase program after completion of the ASR program.

Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2007, $8.1 million in net costs had been incurred and reported as deferred contract costs on our September 30, 2007 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (“EBITDA”), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of September 30, 2007.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2007, capital lease obligations of $2.0 million were outstanding related to these lease arrangements for equipment.

At September 30, 2006 and 2007, we classified accounts receivable of $2.7 million and $2.5 million, respectively, net of a $0.7 million and $0.6 million discount, respectively, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables have extended payment terms and collection is expected to exceed one year.

On October 5, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 30, 2007 to shareholders of record on November 15, 2007. Based on the number of shares outstanding, the payment was $2.2 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Effects of Inflation

As measured by revenue, approximately 15% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 7% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2007, approximately 75% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 13% from foreign customers; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2007, revenue from fixed-price contracts was approximately 41% of total revenue; revenue from performance-based contracts was approximately 37% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 7% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on general service arrangements as work is performed and amounts are earned in accordance with the Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

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

We also license software under license agreements. Software revenue is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, With Respect to Certain Transactions (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred and classified as deferred revenue in the accompanying consolidated balance sheets. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. We apply the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

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

As of September 30, 2007, the Company had $2.5 million of total tax-effected net operating loss carryforwards, related to a subsidiary in Canada. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within our Canadian operations. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2007, the Company had $6.1 million of net operating loss carryforwards, related to another subsidiary in Canada, which have not been tax-effected. A full valuation allowance of $2.1 million has been established against these net operating loss carryforwards. Evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

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

ITEM 8.                             Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 3, 2007 expressed an unqualified opinion thereon.

                                                                                                                /s/ Ernst & Young LLP

McLean, Virginia

December 3, 2007 (except for Note 14(d), as to
which the date is December 12, 2007)

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$39,545	$70,472
Marketable securities	117,315	126,210
Restricted cash	1,512	325
Accounts receivable — billed, net	153,399	132,962
Accounts receivable — unbilled	47,728	42,200
Income taxes receivable	9,003	—
Deferred income taxes	6,844	17,409
Prepaid expenses and other current assets	8,334	9,159
Total current assets	383,680	398,737
Property and equipment, net	33,429	35,901
Software development costs, net	33,925	29,540
Deferred contract costs, net	11,165	8,116
Goodwill	86,688	86,086
Intangible assets, net	5,720	3,603
Other assets	3,894	2,481
Total assets	$558,501	564,464
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,484	$54,425
Accrued compensation and benefits	24,426	29,449
Current portion of deferred revenue	46,669	38,545
Income taxes payable	—	5,487
Current portion of capital lease obligations	1,690	1,627
Other accrued liabilities	1,600	2,059
Total current liabilities	128,869	131,592
Capital lease obligations, less current portion	2,044	417
Deferred revenue, less current portion	7,745	10,143
Deferred income taxes	14,944	12,912
Total liabilities	153,602	155,064
Commitments and contingencies (Notes 10 and 14)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 21,544,964 and 22,194,489 shares issued and outstanding at September 30, 2006 and 2007, at stated amount, respectively	156,349	175,209
Accumulated other comprehensive income (loss)	(916)	1,730
Retained earnings	249,466	232,461
Total shareholders’ equity	404,899	409,400
Total liabilities and shareholders’ equity	$558,501	$564,464

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended September 30,
	2005	2006	2007

Revenue	$647,538	$700,894	$738,646
Cost of revenue	467,588	547,539	561,563
Write-off of deferred contract costs (Note 6)	—	17,109	—
Gross profit	179,950	136,246	177,083
Selling, general and administrative expenses	116,676	129,678	135,581
Legal and settlement expense (Note 21)	7,000	9,394	44,638
Income (loss) from operations	56,274	(2,826)	(3,136)
Interest and other income, net	3,345	6,859	5,804
Gain on sale of business (Note 2)	—	—	451
Income before income taxes	59,619	4,033	3,119
Provision for income taxes	23,550	1,573	11,374
Net income (loss)	$36,069	$2,460	$(8,255)

Earnings (loss) per share:
Basic	$1.69	$0.11	$(0.38)
Diluted	$1.67	$0.11	$(0.38)

Cash dividends per share	$0.30	$0.40	$0.40

Weighted average shares outstanding:
Basic	21,331	21,465	21,870
Diluted	21,653	21,821	21,870

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2004	21,320	$147,966	$(345)	$225,927	$373,548
Net income	—	—	—	36,069	36,069
Unrealized gain on marketable securities, net of tax of $153	—	—	241	—	241
Foreign currency translation	—	—	(418)	—	(418)
Comprehensive income					35,892
Employee stock transactions	619	14,645	—	—	14,645
Repurchases of common stock	(488)	(16,055)	—	—	(16,055)
Cash dividends	—	—	—	(6,403)	(6,403)
Non-cash equity based compensation	—	1,372	—	—	1,372
Tax benefit due to option exercises	—	2,955	—	—	2,955
Balance at September 30, 2005	21,451	150,883	(522)	255,593	405,954
Net income	—	—	—	2,460	2,460
Unrealized gain on marketable securities, net of tax	—	—	—	—	—
Foreign currency translation	—	—	(394)	—	(394)
Comprehensive income					2,066
Employee stock transactions	376	7,697	—	—	7,697
Repurchases of common stock	(282)	(10,139)	—	—	(10,139)
Cash dividends	—	—	—	(8,587)	(8,587)
Non-cash equity based compensation	—	6,577	—	—	6,577
Tax benefit due to option exercises	—	1,331	—	—	1,331
Balance at September 30, 2006	21,545	156,349	(916)	249,466	404,899
Net loss	—	—	—	(8,255)	(8,255)
Foreign currency translation	—	—	2,646	—	2,646
Comprehensive loss					(5,609)
Employee stock transactions	649	12,953	—	—	12,953
Cash dividends	—	—	—	(8,750)	(8,750)
Non-cash equity based compensation	—	3,829	—	—	3,829
Tax benefit due to option exercises	—	2,078	—	—	2,078
Balance at September 30, 2007	22,194	$175,209	$1,730	$232,461	$409,400

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2005	2006	2007

Cash flows from operating activities:
Net income (loss)	$36,069	$2,460	$(8,255)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,874	9,195	10,648
Amortization	7,271	8,450	10,322
Deferred income taxes	4,806	(9,402)	(12,598)
Non-cash equity based compensation	1,372	6,577	3,829
Write-off of deferred contract costs	—	17,109	—
Gain on sale of business	—	—	(451)
Tax benefit due to option exercises and restricted stock units vesting	2,955	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable - billed	(12,643)	(28,922)	20,438
Accounts receivable - unbilled	(1,494)	(3,954)	4,483
Prepaid expenses and other current assets	1,961	(1,064)	(813)
Deferred contract costs	(4,954)	(7,845)	3,049
Other assets	(828)	2,489	4,144
Accounts payable	10,675	16,332	434
Accrued compensation and benefits	5,604	(2,401)	5,023
Deferred revenue	11,703	21,516	(5,321)
Income taxes	4,695	(13,699)	14,490
Other liabilities	761	(1,145)	1,768
Net cash provided by operating activities	75,827	15,696	51,190
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,946)	—	—
Proceeds from sale of business, net of transaction costs	—	—	1,871
Purchases of property and equipment	(13,337)	(11,467)	(13,418)
Capitalized software development costs	(12,655)	(14,654)	(4,412)
(Increase) decrease in marketable securities	(71,649)	1,825	(8,895)
Other	442	144	—
Net cash used in investing activities	(99,145)	(24,152)	(24,854)
Cash flows from financing activities:
Employee stock transactions	14,645	7,697	12,953
Repurchases of common stock	(16,056)	(10,139)	—
Payments on capital lease obligations	(1,649)	(1,374)	(1,690)
Tax benefit due to option exercises and restricted stock units vesting	—	1,331	2,078
Cash dividends paid	(6,403)	(8,587)	(8,750)
Net cash provided by (used in) financing activities	(9,463)	(11,072)	4,591
Net increase (decrease) in cash and cash equivalents	(32,781)	(19,528)	30,927
Cash and cash equivalents, beginning of period	91,854	59,073	39,545
Cash and cash equivalents, end of period	$59,073	$39,545	$70,472

See notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2005, 2006 and 2007

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

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 8%, 11%, and 12% of total revenue for the years ended September 30, 2005, 2006 and 2007, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the fiscal years ended September 30, 2007, 2006 and 2005 include a majority (55%) owned international subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

In fiscal 2007, approximately 75% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 13% from foreign customers; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2007, revenue from fixed-price contracts was approximately 41% of total revenue; revenue from performance-based contracts was approximately 37% of total revenue; revenue from cost-plus contracts was approximately 15% of total revenue; and revenue from time and materials contracts was approximately 7% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on general service arrangements as work is performed and amounts are earned in accordance with the Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured.

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

We also license software under license agreements. Software revenue is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of SOP 97-2, With Respect to Certain Transactions (“SOP 98-9”). Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred and classified as deferred revenue in the accompanying consolidated balance sheets. As required by SOP 98-9, the Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. We apply the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

(d) Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

(e) Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were $(288,000) in 2005; $237,000 in 2006 and none in 2007, are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term auction rate bonds. At September 30, 2005, 2006, and 2007, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), were  $150,000, none, and none, respectively.

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

(k) Goodwill and Intangible Assets

The Company applies Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 142. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142. Based on the analysis performed as of June 30, 2007, the Company determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

(l) Long-Lived Assets (excluding Goodwill)

The Company follows the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2007 are fully realizable.

(m) Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. As of September 30, 2007, the Company had $2.5 million of total tax-effected net operating loss carryforwards, related to a subsidiary in Canada. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within our Canadian operations. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2007, the Company had $6.1 million of net operating loss carryforwards, related to another subsidiary in Canada, which have not been tax-effected. A full valuation allowance of $2.1 million has been established against these net operating loss carryforwards. Evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

(o) Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. At September 30, 2005, 2006, and 2007, accumulated foreign currency gains (losses) included in accumulated other comprehensive income (loss) were ($673,000), ($1,067,000) and $1,579,000, respectively. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were $396,000, $741,000 and $(194,000) for the years ended September 30, 2005, 2006 and 2007, respectively.

(p) Earnings per Share

FAS 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options and restricted stock units calculated using the treasury stock method.

(q) Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2006 and 2007.

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

(t) Legal and Settlement Expense

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform to the fiscal year 2007 presentation.

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

2.  Sale of Business

On October 5, 2006, the Company sold its Corrections Services business for proceeds of $1.9 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.5 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue
September 30, 2006:
Revenue	$878,030	$654,145
Billings	830,302	708,559
Total	$47,728	$54,414
September 30, 2007:
Revenue	$687,519	$575,854
Billings	645,319	624,542
Total	$42,200	$48,688

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2006 and 2007, there was $7.0 million and $3.0 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

At September 30, 2006 and 2007, $2.7 million and $2.5 million of billed long-term contract receivables, net of reserves of $0.7 million and $0.6 million, respectively, are included in other assets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2005	2006	2007

Balance at beginning of year	$6,551	$7,158	$6,528
Additions to cost and expense	4,253	4,775	27,255
Deductions	(3,646)	(5,405)	(3,257)
Balance at end of year	$7,158	$6,528	$30,526

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2006	2007

Land	$2,462	$2,462
Building and improvements	12,239	12,788
Office furniture and equipment	51,780	63,448
Leasehold improvements	4,597	5,125
	71,078	83,823
Less: Accumulated depreciation and amortization	(37,649)	(47,922)
Total property and equipment, net	$33,429	$35,901

5.  Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2006	2007

Capitalized software development costs	$57,260	$61,459
Less: Accumulated amortization	(23,335)	(31,919)
Total Software development costs, net	$33,925	$29,540

Capitalized software amortization expense for the years ended September 30, 2005, 2006 and 2007 was $5.2 million, $6.5 million, and $8.6 million, respectively.

6.  Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers totaling $26.3 million and $28.6 million at September 30, 2006 and 2007, respectively, of which $7.6 million is leased equipment at September 30, 2006 and 2007. Deferred contract costs are expensed ratably as services are provided under the contracts. For the fiscal years ended September 30, 2006 and 2007, accumulated amortization of deferred contract costs was $15.2 million and $20.5 million, of which $4.2 million and $5.7 million, respectively, is the accumulated amortization of capital lease assets included in deferred costs.

During the fiscal year ended September 30, 2006, the Company determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations Segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in Note 20.

7.  Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2006 and 2007 are as follows (in thousands):

	Consulting	Systems	Operations	Total
Balance as of September 30, 2005	$6,825	$45,196	$34,811	$86,832
Goodwill allocation adjustment	4,077	(3,042)	(1,035)	—
Goodwill activity during year	—	—	(144)	(144)
Balance as of September 30, 2006	10,902	42,154	33,632	86,688
Goodwill activity during year	—	—	(602)	(602)
Balance as of September 30, 2007	$10,902	$42,154	$33,030	$86,086

During the year ended September 30, 2007, the Company sold its Corrections Services business and allocated $0.6 million of goodwill to the sale transaction.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2006			As of September 30, 2007
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$3,475	$3,288	$187	$3,275	$3,257	$18
Technology-based intangibles	4,870	2,532	2,338	4,870	3,421	1,449
Customer contracts and relationships	7,475	4,280	3,195	6,475	4,339	2,136
Total	$15,820	$10,100	$5,720	$14,620	$11,017	$3,603

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately six years, five years, and seven years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. The estimated amortization expense for the years ending September 30, 2008, 2009, 2010, 2011, and 2012 is $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively. During fiscal 2007, the Company disposed of $0.4 million of intangible assets (net of accumulated amortization of $0.8 million) related to the sale of its Corrections Services business.

8.  Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2005	2006	2007
Numerator:
Net income (loss)	$36,069	$2,460	$(8,255)

Denominator:
Weighted average shares outstanding	21,331	21,465	21,870
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	322	356	—
Denominator for diluted earnings per share	21,653	21,821	21,870

In computing diluted loss per share for the year ended September 30, 2007, employee stock options and unvested restricted stock units aggregating 336,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

9.  Credit Facilities

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. Both letters of credit contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (“EBITDA”), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of September 30, 2007.

10.  Leases

The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2005, 2006, and 2007 was $23.1 million, $23.3 million, and $21.8 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2007, capital lease obligations of $2.0 million were outstanding related to these lease arrangements for equipment.

Minimum future payments under leases in effect as of September 30, 2007 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ended September 30,
2008	$1,679	$21,238
2009	420	14,475
2010	—	7,425
2011	—	3,101
2012	—	2,264
Thereafter	—	2,092
Total minimum lease payments	2,099	$50,595
Amount representing interest	(55)
Present value of minimum lease payments	2,044
Current portion	(1,627)
Long-term portion	$417

11.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2005, 2006, and 2007, the Company contributed $3.6 million, $3.4 million, and $3.2 million to the plans, respectively.

12.  Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2005	2006	2007
Current provision:
Federal	$14,630	$7,783	$17,875
State and local	3,250	1,992	4,171
Foreign	864	1,200	1,926
Total current provision	18,744	10,975	23,972
Deferred tax expense (benefit):
Federal	5,136	(6,450)	(10,994)
State and local	1,091	(1,384)	(2,337)
Foreign	(1,421)	(1,568)	733
Total deferred tax expense (benefit)	4,806	(9,402)	(12,598)
Income tax expense	$23,550	$1,573	$11,374

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2005	2006	2007
Federal income tax provision at statutory rate of 35%	$20,867	$1,411	$1,092
District of Columbia settlement	—	—	7,641
Valuation allowance on net operating loss carryforwards	—	—	2,069
Permanent items	594	645	594
Municipal interest	(749)	(1,532)	(1,833)
State income taxes, net of federal benefit	2,802	292	1,125
Reserve for state income tax audits	373	974	646
Other	(337)	(217)	40
Provision for income taxes	$23,550	$1,573	$11,374

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2006 and 2007 are as follows (in thousands):

	As of September 30,
	2006	2007
Deferred tax assets - current:
Costs deductible in future periods	$6,677	$18,197
Deferred revenue	16,811	13,867
Total deferred tax assets - current	23,488	32,064
Deferred tax liabilities - current:
Accounts receivable - unbilled	16,644	14,655
Net deferred tax asset (liability) - current	$6,844	$17,409

Deferred tax assets (liabilities) - non-current:
Non-cash equity compensation	$2,222	$2,050
Net operating loss carryforwards	3,246	4,594
Valuation allowance on net operating loss carryforwards	—	(2,069)
Amortization of goodwill	(6,763)	(9,424)
Depreciation	(1,772)	(2,180)
Capitalized software	(11,480)	(6,680)
Deferred contract costs	(397)	797
Net deferred tax liability - non-current	$(14,944)	$(12,912)

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

As of September 30, 2007, the Company had $2.5 million of total tax-effected net operating loss carryforwards, related to a subsidiary in Canada. These net operating loss carryforwards begin to expire at the end of fiscal 2014 through fiscal 2016. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within our Canadian operations. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2007, the Company had $6.1 million of net operating loss carryforwards, related to another subsidiary in Canada, which have not been tax-effected. A full valuation allowance of $2.1 million has been established against these net operating loss carryforwards. These net operating loss carryforwards begin to expire at the end of fiscal 2013 through fiscal 2017.

Cash paid for income taxes during the years ended September 30, 2005, 2006, and 2007 was $9.4 million, $22.0 million, and $10.3 million, respectively.

Approximately 90% of the Company’s total goodwill is expected to be deductible for income tax purposes.

13.  Shareholders’ Equity

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At September 30, 2007, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock plans. At September 30, 2007, 1.9 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years, and beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the fiscal years ended September 30, 2006 and 2007, compensation expense related to stock options was $4.4 million and $0.8 million, respectively.

The Company also issues Restricted Stock Units (RSUs) to officers, employees and directors of the Company under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2005, 2006 and 2007, compensation expense recognized related to RSUs was $1.4 million, $2.1 million and $3.1 million, respectively.

Prior to October 1, 2005, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

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

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $3.8 million for the fiscal year ended September 30, 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.1 million for the fiscal year ended September 30, 2007.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R) (in thousands, except per share data):

Year ended September 30, 2005
Net income, as reported	$36,069
Add: Stock-based compensation expense included in reported net income, net of taxes	830
Deduct: Stock compensation expense determined under fair value based method for all awards, net of taxes	(4,226)
Net income, as adjusted	$32,673

Earnings per share:
Basic - as reported	$1.69
Basic - as adjusted	$1.53

Diluted - as reported	$1.67
Diluted - as adjusted	$1.51

The weighted average fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing method with the following assumptions for the fiscal years ended September 30, 2005, 2006 and 2007:

	2005	2006	2007
Dividend yield	0.7%	1.4%	1.5%
Risk-free interest rate	4.0%	4.6%	4.5%
Expected volatility	46%	37%	37%
Expected life of option term (in years)	5.1	5.1	4.3
Weighted average fair value at grant date	$13.48	$11.58	$8.71

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2005, 2006 and 2007, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2004	2,551,114	$27.76
Granted	521,012	31.87
Exercised	(514,184)	25.50
Forfeited or expired	(260,581)	32.61
Outstanding at September 30, 2005	2,297,361	28.65
Granted	557,101	33.12
Exercised	(300,314)	24.09
Forfeited or expired	(512,419)	33.19
Outstanding at September 30, 2006	2,041,729	29.39
Granted	20,000	27.27
Exercised	(560,417)	23.76
Forfeited or expired	(62,930)	32.10
Outstanding at September 30, 2007	1,438,382	31.44

Exercisable at September 30, 2007	926,866	$30.79

The intrinsic value of exercisable stock options at September 30, 2007, was $11.9 million with a weighted average remaining life of 4.7 years. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2007 and September 30, 2006 was $7.3 million and $3.3 million, respectively. The weighted average grant date fair value of stock options granted during the fiscal years ended September 30, 2007 and September 30, 2006 was $8.71 and $11.58, respectively. The total fair value of stock options which vested during the fiscal years ended September 30, 2007 and September 30, 2006 was $2.4 million and $3.3 million, respectively.

The following table provides certain information with respect to stock options outstanding at September 30, 2007:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$12.31 - $20.96	86,945	$20.56	3.2
$21.00 - $33.55	662,639	28.41	4.8
$33.75 - $46.03	688,798	35.71	4.7
	1,438,382	31.44	4.7

The following table provides certain information with respect to stock options exercisable at September 30, 2007:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$12.31 - $20.96	86,945	$20.56
$21.00 - $33.55	415,514	27.84
$33.75 - $46.03	424,407	35.78
	926,866	30.79

A summary of the Company’s RSU activity for the fiscal years ended September 30, 2005, 2006 and 2007, is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2004	186,088	$31.44
Granted	112,550	32.40
Vested	(43,147)	35.34
Forfeited or expired	(27,248)	32.05
Non-vested shares outstanding at September 30, 2005	228,243	32.69
Granted	258,843	34.17
Vested	(47,442)	28.67
Forfeited or expired	(74,432)	32.90
Non-vested shares outstanding at September 30, 2006	365,212	33.26
Granted	129,017	34.09
Vested	(88,906)	40.20
Forfeited or expired	(21,832)	33.10
Non-vested shares outstanding at September 30, 2007	383,491	$33.09

As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $3.5 million and $7.4 million, respectively.

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

Employee Stock Purchase Plan

The Company previously offered an employee stock purchase plan (ESPP) that allowed eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP was not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases were included in the Company’s stock-based compensation expense. During fiscal 2005, 2006, and 2007, respectively, the Company issued 76,900, 36,971, and 6,838 shares of common stock pursuant to this plan at an average price of $25.80, $28.13, and $29.24 per share. The ESPP was terminated in fiscal 2007 and the last purchase under the plan was made in January 2007 for the fiscal quarter ending December 31, 2006.

Stock Repurchase Program

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the year ended September 30, 2006, the Company repurchased 282,100 shares. During the year ended September 30, 2007, the Company did not repurchase any shares. At September 30, 2007, approximately $39.9 million remained available for future stock repurchases under the program. See “Note 19. Subsequent Events” below for information related to the $150.0 million Accelerated Share Repurchase program (ASR) announced by the Company on November 14, 2007.

14.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In 2006, Emergis, Inc. filed a demand for arbitration against MAXIMUS and certain of its wholly-owned subsidiary companies in British Columbia, Canada. Emergis was a subcontractor to MAXIMUS BC Health, Inc. and MAXIMUS BC Health Benefit Operations, Inc. in support of their contract with the British Columbia Ministry of Health. The subcontract required Emergis to provide a system for the adjudication, processing and payment of health care claims for the Province and had a total value of approximately $32.0 million Canadian ($32.1 million U.S. as of September 30, 2007). MAXIMUS had declared Emergis in default and ultimately terminated the subcontract in September 2006. In its demand for arbitration, Emergis challenged the basis of the termination and sought payment of damages including the amounts that it would have received under the subcontract. MAXIMUS believed that termination was justified and that, in any event, damages would have been limited to the contractual limitation of liability, which was less than $2.0 million Canadian ($2.0 million U.S. as of September 30, 2007). In September 2007, the parties agreed to restructure their business relationship and settle the arbitration matter. As part of the settlement, MAXIMUS did not pay any damages.

(b) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. In connection with that process, MAXIMUS has entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007, the Company recorded $10.0 million in legal costs related to the arbitration. This amount represents costs incurred to date of $7.8 million and an estimate of future probable legal costs of $2.2 million. It is reasonably possible that the estimate of future probable legal costs of $2.2 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing is scheduled for the third quarter of fiscal year 2008. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(c) In November 2007 MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and beach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(d) In December 2007, the Company became aware of a lawsuit filed by Image API against the Company in the District Court of Travis County, Texas. That lawsuit has not yet been served on the Company. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with the Texas Health and Human Services Commission (“HHSC”). As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API's performance and scope of responsibilities. Following the termination of the Company's subcontract with Accenture, the Company and Image API were not able to agree on the role Image API would play in support of MAXIMUS' new agreements with HHSC, and Image API terminated its services. The plaintiff has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Nevertheless, the Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Employment Agreements

The Company has employment agreements with three of its executives and other employees with terms of the employment obligations ending between fiscal 2008 and fiscal 2010.

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

For the years ended September 30, 2005, 2006, and 2007, the Company derived approximately 16%, 14%, and 14%, respectively, of its consolidated revenue from contracts with the state of California, principally within our Operations Segment.

16.  Business Segments

The following table provides certain financial information for each business segment (in thousands).

	2005	2006	2007
Revenue:
Consulting	$100,359	$102,842	$93,707
Systems	134,407	127,189	141,335
Operations	412,772	470,863	503,604
Total	$647,538	$700,894	$738,646

Income (loss) from operations:
Consulting	$13,159	$14,499	$6,421
Systems	11,263	(853)	(4,655)
Operations	36,174	(9,453)	39,132
Consolidating adjustments	2,678	2,375	604
Legal and settlement expense	(7,000)	(9,394)	(44,638)
Total	$56,274	$(2,826)	$(3,136)

Identifiable assets:
Consulting	$53,891	$59,295	$54,796
Systems	134,101	144,511	113,216
Operations	146,904	160,946	183,552
Corporate	199,666	193,749	212,900
Total	$534,562	$558,501	$564,464

Depreciation and amortization:
Consulting	$1,552	$1,511	$1,397
Systems	6,821	6,923	9,019
Operations	4,948	7,623	8,779
Corporate	1,824	1,588	1,775
Total	$15,145	$17,645	$20,970

Revenue from foreign operations was $49.7 million, $76.7 million, and $88.0 million for fiscal years 2005, 2006, and 2007, respectively. Total assets of foreign operations were $48.0 million and $62.5 million at September 30, 2006 and 2007, respectively.

The loss from operations in the Operations segment for the 2006 fiscal year of $9.5 million includes a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the Texas Integrated Eligibility project’s deferred contract costs.

17.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2006 and 2007. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006
	(In thousands, except per share data)
Fiscal Year 2006
Revenue:
Consulting	$23,635	$26,368	$26,714	$26,125
Systems	36,290	32,229	28,686	29,984
Operations	102,801	121,176	131,196	115,690
Total revenue	162,726	179,773	186,596	171,799

Gross profit	44,746	45,332	10,542	35,626

Selling, general and administrative expenses	31,564	30,886	32,275	34,953

Income (loss) from operations:
Consulting	2,536	2,976	3,818	5,169
Systems	3,887	278	(3,010)	(2,008)
Operations	6,068	10,544	(23,121)	(2,944)
Consolidating adjustments	691	648	580	456
Legal and settlement expense	(500)	(725)	(9,078)	909
Total income (loss) from operations	12,682	13,721	(30,811)	1,582

Net income (loss)	8,906	8,870	(17,309)	1,993

Earnings per share:
Basic	$0.42	$0.41	$(0.81)	$0.09
Diluted	$0.41	$0.41	$(0.81)	$0.09

	Quarter Ended
	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
	(In thousands, except per share data)
Fiscal Year 2007
Revenue:
Consulting	$24,656	$23,224	$23,285	$22,542
Systems	34,541	35,412	33,957	37,425
Operations	101,941	120,441	139,315	141,907
Total revenue	161,138	179,077	196,557	201,874

Gross profit	20,278	42,875	58,431	55,499

Selling, general and administrative expenses	34,653	34,451	35,350	31,127

Income (loss) from operations:
Consulting	2,815	1,032	2,020	554
Systems	(1,597)	93	(3,617)	466
Operations	(16,044)	7,058	24,570	23,548
Consolidating adjustments	451	241	108	(196)
Legal and settlement expense	(3,000)	(6,104)	(33,010)	(2,524)
Total income (loss) from operations	(17,375)	2,320	(9,929)	21,848

Net income (loss)	(10,395)	2,362	(14,391)	14,169

Earnings per share:
Basic	$(0.48)	$0.11	$(0.65)	$0.64
Diluted	$(0.48)	$0.11	$(0.65)	$0.63

18.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” which is effective in fiscal years beginning after December 15, 2006, which is the Company’s 2008 fiscal year. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The cumulative effect of initially applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. While we are in the process of reviewing and evaluating FIN 48, and therefore the ultimate impact of its adoption is not yet known, we do not believe that FIN 48 will have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. We are in the process of reviewing and evaluating SFAS No. 159, and therefore the ultimate impact of its adoption is not yet known.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are in the process of reviewing and evaluating SFAS No. 159, and therefore the ultimate impact of its adoption is not yet known.

19.  Subsequent Events

On October 5, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 30, 2007, to shareholders of record on November 15, 2007. Based on the number of shares outstanding, the payment was $2.2 million.

On July 23, 2007, the Company announced that it had retained UBS Investment Bank as a financial advisor to assist the Board of Directors in exploring strategic alternatives to enhance shareholder value, including a possible sale of the Company. On November 14, 2007, the Company announced that its Board of Directors had completed its process to explore strategic alternatives and had authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock under an Accelerated Share Repurchase (ASR) program. After a thorough review process, the Board of Directors concluded that launching a $150.0 million ASR program, concentrating the Company’s strategic focus on core health and human services offerings and considering alternatives for certain non-core assets, provides the best opportunity to maximize shareholder value, reflecting the Company’s strong financial position and future growth prospects.

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired 3,758,457 shares (approximately 17% of the Company’s outstanding shares at September 30, 2007) at an initial price of $39.91 per share on November 15, 2007. At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (VWAP) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. The Company financed the $150.0 million ASR program with cash and cash equivalents on hand and the sale of marketable securities. The Company also announced plans to secure a $50.0 million to $75.0 million line of credit to provide additional financial flexibility.

20.  Texas Integrated Eligibility Project

Our fiscal 2006 and 2007 results were respectively impacted by a $49.4 million and $25.2 million operating loss on the Texas Integrated Eligibility project. Up until February 2007, we served as a subcontractor to Accenture as part of the Texas Access Alliance, which provides services under the Texas Health and Human Services Commissions’ (TX HHSC) Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. In November 2006, we announced that we commenced negotiations with Accenture to further reduce our scope on the project. In December 2006, we initiated arbitration to resolve certain disputes under the subcontract and in February 2007, we terminated our subcontract with Accenture. In March 2007, the TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its State Children’s Health Insurance Program (SCHIP) and to provide enrollment broker services for its Medicaid program. We continue to provide services under these programs, but on a profitable basis. The arbitration with Accenture remains ongoing. See “Note 14. Commitments and Contingencies” above for additional information.

21.  Legal and Settlement Expense

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (dollars in thousands):

	Year ended September 30,
	2005	2006	2007
District of Columbia Contract Investigation and Related Settlement	$—	$500	$31,980
Texas Integrated Eligibility Project	—	—	10,000
Computer Equipment Leases Settlement	7,000	8,169	(150)
Ontario Child Support Project Settlement	—	—	2,608
Former CEO Investigation and Related Settlement	—	725	—
Connecticut COLLECT Project	—	—	200
Total	$7,000	$9,394	$44,638

See “Note 14. Commitments and Contingencies” above for additional information.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2007, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2007, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements is included following this Item 9A.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of MAXIMUS, Inc., as of September 30, 2007 and our report dated December 3, 2007 (except for Note 14(d), as to which the date is December 12, 2007) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

December 3, 2007

ITEM 9B.                    Other Information.

Certifications. Our principal executive officer and principal financial officer file the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, our principal executive officer annually certifies to the New York Stock Exchange that he is not aware of any violation by MAXIMUS of the New York Stock Exchange’s corporate governance listing standards. This certification was submitted, without qualification, as required after the 2007 annual meeting of MAXIMUS shareholders.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2008 (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the shareholders (2)	1,437,976	$31.44	1,876,418

Equity compensation plans/arrangements not approved by the shareholders	406(3)	$12.31	—

Total	1,438,382	$31.44	1,876,418

(1)          In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2007, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of December 2007.

MAXIMUS, Inc.

By:	/s/ RICHARD A. MONTONI
Richard A. Montoni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI	President, Chief Executive Officer and	December 5, 2007
Richard A. Montoni	Director (principal executive officer)

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer	December 5, 2007
David N. Walker	(principal financial and accounting officer)

/s/ PETER B. POND	Chairman of the Board of Directors	December 5, 2007
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	December 5, 2007
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	December 5, 2007
John J. Haley

/s/ PAUL R. LEDERER	Director	December 5, 2007
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	December 5, 2007
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	December 5, 2007
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 5, 2007
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 5, 2007
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. (1)

3.2	Amended and Restated By-laws of the Company. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	1997 Equity Incentive Plan, as amended. (3)*

10.2	1997 Director Stock Option Plan, as amended. (4)*

10.3	1997 Employee Stock Purchase Plan, as amended. (5)*

10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (6)*

10.5	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (7)*

10.6	Income Continuity Program. (8)

10.7	1997 Equity Incentive Plan - Restricted Stock Units - Terms and Conditions. (9)

10.8	1997 Equity Incentive Plan - Non-Qualified Stock Option - Terms and Conditions. (9)

10.9

Settlement Agreement dated July 20, 2007 among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, relator Benjamin Turner, and the Company. (10)

10.10

Corporate Integrity Agreement dated July 20, 2007 between the Company on behalf of the MAXIMUS Consulting Segment and the Office of Inspector General of the United States Department of Health and Human Services. (10)

10.11	Deferred Prosecution Agreement dated July 23, 2007 between the Company and the United States Attorney’s Office for the District of Columbia. (10)

10.12	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007. (11)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Special Considerations and Risk Factors. Filed herewith.

*                                         Denotes management contract or compensation plan.

(1)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference. Amendment to Amended and Restated By-laws of the Company filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on December 6, 2007 and incorporated herein by reference.

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

(8)                                  Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on March 27, 2006 and incorporated herein by reference.

(9)                                  Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on June 23, 2006 and incorporated herein by reference.

(10)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on July 25, 2007 and incorporated herein by reference.

(11)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on November 20, 2007 and incorporated herein by reference.