Form 10-Q
period 2007-12-31
MAXIMUS INC
filed 2008-02-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 18,498,626 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2007

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	December 31, 2007
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,472	$62,279
Marketable securities	126,210	50
Restricted cash	325	325
Accounts receivable — billed, net of reserves of $30,526 and $28,878	132,962	119,267
Accounts receivable — unbilled	42,200	49,771
Deferred income taxes	17,409	11,267
Prepaid expenses and other current assets	9,159	7,688
Total current assets	398,737	250,647

Property and equipment, at cost	83,823	86,356
Less accumulated depreciation and amortization	(47,922)	(50,776)
Property and equipment, net	35,901	35,580
Capitalized software	61,459	63,009
Less accumulated amortization	(31,919)	(33,703)
Capitalized software, net	29,540	29,306
Deferred contract costs, net	8,116	7,712
Goodwill	86,086	86,086
Intangible assets, net	3,603	3,201
Other assets, net	2,481	3,546
Total assets	$564,464	$416,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,425	$52,441
Accrued compensation and benefits	29,449	25,771
Current portion of deferred revenue	38,545	37,461
Current portion of income taxes payable	5,487	1,422
Current portion of capital lease obligations	1,627	1,643
Other accrued liabilities	2,059	1,253
Total current liabilities	131,592	119,991
Capital lease obligations, less current portion	417	—
Deferred revenue, less current portion	10,143	10,213
Income taxes payable, less current portion	—	2,106
Deferred income taxes	12,912	11,202
Total liabilities	155,064	143,512

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,194,489 and 18,497,241 shares issued and outstanding at September 30, 2007 and December 31, 2007, at stated amount, respectively	299,846	305,398
Treasury stock, at cost; 4,490,073 and 8,248,530 shares at September 30, 2007 and December 31, 2007, respectively	(124,637)	(275, 025)
Accumulated other comprehensive income	1,730	1,603
Retained earnings	232,461	240,590
Total shareholders’ equity	409,400	272,566
Total liabilities and shareholders’ equity	$564,464	$416,078

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2006	2007
Revenue	$161,138	$201,950
Cost of revenue	140,860	149,183
Gross profit	20,278	52,767
Selling, general and administrative expenses	34,653	36,253
Legal and settlement expense (Note 11)	3,000	—
Income (loss) from operations	(17,375)	16,514
Interest and other income, net	477	1,501
Gain on sale of business (Note 12)	684	—
Income (loss) before income taxes	(16,214)	18,015
Provision (benefit) for income taxes	(5,819)	7,410
Net income (loss)	$(10,395)	$10,605

Earnings (loss) per share (Note 6):
Basic	$(0.48)	$0.52
Diluted	$(0.48)	$0.51

Dividends per share	$0.10	$0.10

Weighted average shares outstanding:
Basic	21,590	20,506
Diluted	21,590	20,854

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2006	2007
Cash flows from operating activities:
Net income (loss)	$(10,395)	$10,605

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,284	2,854
Amortization	2,769	2,185
Deferred income taxes	(5,098)	4,195
Non-cash equity based compensation	1,020	3,600
Gain on sale of business	(684)	—

Change in assets and liabilities, net of effects from sale of business:
Accounts receivable - billed	26,486	13,695
Accounts receivable - unbilled	6,734	(7,571)
Prepaid expenses and other current assets	(151)	1,470
Deferred contract costs	1,407	404
Other assets	2,065	101
Accounts payable	(9,641)	(1,983)
Accrued compensation and benefits	(2,254)	(3,679)
Deferred revenue	(5,745)	(1,013)
Income taxes	(2,015)	(3,141)
Other liabilities	844	(933)
Net cash provided by operating activities	7,626	20,789

Cash flows from investing activities:
Proceeds from sale of business, net of transaction costs	2,171	—
Purchases of property and equipment	(1,918)	(2,533)
Capitalized software costs	(304)	(1,550)
(Increase) Decrease in marketable securities	(24,496)	126,160
Net cash provided by (used in) investing activities	(24,547)	122,077

Cash flows from financing activities:
Employee stock transactions	1,526	1,655
Repurchases of common stock	—	(150,388)
Payments on capital lease obligations	(384)	(401)
Tax benefit due to option exercises and restricted stock units vesting	357	297
Cash dividends paid	(2,159)	(2,222)
Net cash used in financing activities	(660)	(151,059)
Net decrease in cash and cash equivalents	(17,581)	(8,193)
Cash and cash equivalents, beginning of period	39,545	70,472
Cash and cash equivalents, end of period	$21,964	$62,279

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2007 and 2006

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three months ended December 31, 2007 and 2006, and as of September 30, 2007, include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-12997) filed with the Securities and Exchange Commission on December 13, 2007.

Income Taxes

During the three months ended December 31, 2006, our historical effective income tax rate was impacted by approximately 4 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses recorded at September 30, 2006 that were considered more-likely-than-not to be realized at that time. As a result of events that occurred during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated and it was determined that it was no longer more-likely-than-not that the net operating losses that existed at September 30, 2006 would be realized.

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 was required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.

Upon adoption of FIN 48 during the quarter, we accounted for our change in reserve for uncertain tax positions as a $0.3 million decrease to the beginning balance of retained earnings in our consolidated balance sheet. The Company’s unrecognized tax benefits totaled $2.0 million at October 1, 2007 and $2.1 million at December 31, 2007.  The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.7 million at October 1, 2007 and December 31, 2007. The Company estimates it may recognize $0.2 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.  Accumulated interest and penalties was $0.2 million at adoption of FIN 48. We recorded less than $0.1 million of interest and penalties in our current income tax provision for the three months ended December 31, 2007.

                The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2002.

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

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At December 31, 2007, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock option plans. At December 31, 2007, approximately 1.9 million shares remained available for grants under the Company’s stock option plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three months ended December 31, 2006, compensation expense recognized related to stock options was $1.0 million. Compensation expense recognized related to stock options was $1.0 million for the three months ended December 31, 2007, which includes $0.5 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested stock options in fiscal 2006 and 2007.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. Compensation expense recognized related to RSUs was less than $0.1 million for the three months ended December 31, 2006. During the first quarter of fiscal 2007, the Company increased its estimate of RSU forfeitures based upon historical data, which resulted in a $0.8 million reduction to compensation expense for the three months ended December 31, 2006.  Compensation expense recognized related to RSUs was $2.6 million for the three months ended December 31, 2007, which includes $1.7 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested RSUs in fiscal 2006 and 2007.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months ended December 31, 2006 and 2007 are as follows:

	Three months Ended December 31,
(in thousands)	2006	2007

Net income (loss)	$(10,395)	$10,605
Foreign currency translation adjustments	1,216	(127)
Comprehensive income (loss)	$(9,179)	$10,478

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $28.6 million and $29.4 million at September 30, 2007 and December 31, 2007, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2007 and December 31, 2007, accumulated amortization of deferred contract costs was $20.5 million and $21.7 million, of which $5.7 million and $6.0 million is the accumulated amortization of capital lease assets included in deferred costs, respectively.

4. Intangible Assets

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2007			As of December 31, 2007
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,275	$3,257	$18	$3,275	$3,266	$9
Technology-based intangibles	4,870	3,421	1,449	4,870	3,643	1,227
Customer contracts and relationships	6,475	4,339	2,136	6,475	4,510	1,965
Total	$14,620	$11,017	$3,603	$14,620	$11,419	$3,201

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. Intangible amortization expense was $0.5 million and $0.4 million for the three months ended December 31, 2006 and 2007, respectively. The estimated amortization expense for the years ending September 30, 2008, 2009, 2010, 2011 and 2012 is $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007, the Company recorded $10.0 million in legal costs related to the arbitration. This amount represents costs incurred through December 31, 2007 of $9.0 million and an estimate of future probable legal costs of $1.0 million. It is reasonably possible that the estimate of future probable legal costs of $1.0 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter.  Through  December 31, 2007 the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million.  The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In December 2007, the Company was sued by Image API in the District Court of Travis County, Texas. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with HHSC. As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API’s performance and scope of responsibilities. Following the termination of the Company’s subcontract with Accenture, the Company and Image API were not able to agree on the role Image API would play in support of MAXIMUS’ new agreements with HHSC, and Image API terminated its services. The plaintiff has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Nevertheless, the Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The Company also has two letters of credit in connection with insurance policies, which total approximately $0.5 million.  The letters of credit for insurance policies expire in May 2008 and automatically renew annually, thereafter.  The letters of credit, as amended by the Company and its lender on December 20, 2006, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of December 31, 2007.

In January 2008, the Company entered into a $50.0 million senior revolving credit facility with a financial institution. See “Note 13. Subsequent Events” for additional information.

At December 31, 2006 and 2007, the Company had performance bond commitments totaling $96.6 million and $87.7 million, respectively.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $2.0 million and $1.6 million were outstanding related to these lease arrangements for new equipment at September 30, 2007 and December 31, 2007, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended December 31,
	2006	2007
Numerator:
Net income (loss)	$(10,395)	$10,605

Denominator:
Basic weighted average shares outstanding	21,590	20,506

Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	—	348
Denominator for diluted earnings (loss) per share	21,590	20,854

In computing diluted loss per share for the three months ended December 31, 2006, employee stock options and unvested restricted stock units aggregating 206,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Programs

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2006, and December 31, 2007, the Company did not repurchase any shares under these authorizations.  At December 31, 2007, approximately $41.5 million remained available for future stock repurchases under these authorizations.

On July 23, 2007, the Company announced that it had retained UBS Investment Bank as a financial advisor to assist the Board of Directors in exploring strategic alternatives to enhance shareholder value, including a possible sale of the Company. On November 14, 2007, the Company announced that its Board of Directors had completed its process to explore strategic alternatives and had authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock under an Accelerated Share Repurchase (“ASR”) program. After a thorough review process, the Board of Directors concluded that launching a $150.0 million ASR program, concentrating the Company’s strategic focus on core health and human services offerings and considering alternatives for certain non-core assets, provides the best opportunity to maximize shareholder value, reflecting the Company’s strong financial position and future growth prospects.

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million.  UBS will purchase an equivalent number of shares in the open market over the nine-month period ending August 15, 2008.  At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (“VWAP”) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion.  At December 31, 2007, the price adjustment that the Company would receive approximated $8.3 million.  The repurchase agreement caps the number of shares that could be required to be issued at 10,800,000. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement, the price adjustment will be recorded as equity.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2006	2007
Revenue:
Consulting	$24,656	$22,156
Systems	34,541	33,995
Operations	101,941	145,799
Total	$161,138	$201,950

Income (loss) from operations:
Consulting	$2,815	$1,151
Systems	(1,597)	(3,141)
Operations	(16,044)	18,734
Consolidating adjustments	451	(230)
Legal and settlement expense	(3,000)	—
Total	$(17,375)	$16,514

9.  Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. The new standard is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, with limited exceptions. We are in the process of reviewing and evaluating SFAS No. 157, and therefore the ultimate impact of its adoption is not yet known.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which is effective in fiscal years beginning after November 15, 2007, which is the Company’s 2009 fiscal year. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are in the process of reviewing and evaluating SFAS No. 159, and therefore the ultimate impact of its adoption is not yet known.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”),  “Business Combinations,”  which is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year.  Early adoption of the standard is prohibited. Under SFAS 141(R), more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. In partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill.  This will likely result in higher related depreciation and amortization charges in subsequent periods than under the current standard. SFAS 141(R) will only impact us if we acquire businesses subsequent to the effective date of the standard.

Concurrent with the issuance of SFAS 141(R), the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which is effective for fiscal years beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year.  Early adoption of the standard is prohibited.  This statement will be applied prospectively as of October 1, 2009 except for the presentation and disclosure requirements. The standard changes the accounting and reporting for minority interests and requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. We are in the process of reviewing and evaluating SFAS No. 160, and therefore the ultimate impact of its adoption is not yet known.

10.  Texas Integrated Eligibility Project

During the three months ended December 31, 2006, the Texas Integrated Eligibility project adversely impacted our results by $27.0 million, which included a pre-tax operating loss of $11.9 million; a provision of $12.1 million for outstanding receivables; and a provision of $3.0 million for future probable legal expenses related to the ongoing arbitration process with Accenture. Under that project, we served as a subcontractor to Accenture as part of the Texas Access Alliance which provided services under the Texas Health and Human Services Commissions’ Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. That subcontract has since been terminated, and we have entered into contracts directly with the State.  See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 for additional information.

11.  Legal and Settlement Expense

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. During the quarter ended December 31, 2006, the Company recorded a provision of $3.0 million for future probable legal costs in connection with its formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor to Accenture on the Texas Integrated Eligibility project.  No additional costs related to future probable legal expenses were accrued during the quarter ended December 31, 2007.

12.  Sales of Business

On October 5, 2006, the Company sold its Corrections Services business for proceeds of $2.2 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.7 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

13.  Subsequent Events

On January 14, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 29, 2008, to shareholders of record on February 15, 2008.

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million.  The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million.  The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company.

Subject to applicable conditions, the Company may elect interest rates on its revolving borrowings calculated by reference to (i) the prime lending rate as announced by SunTrust Bank (or, if higher, the federal funds effective rate plus 0.50%) (a “Base Rate Borrowing”), or (ii) the reserve adjusted rate per annum equal to the offered rate for deposits in U.S. dollars for a one (1), two (2), three (3) or six (6) month period in the London Inter-Bank Market (a “LIBOR Borrowing”), and, in each case, plus an applicable margin that is determined by reference to the Company’s then-current leverage ratio.  For swingline borrowings, the Company will pay interest at the rate of interest for a one (1) month LIBOR Borrowing, plus the applicable margin, or at a rate to be separately agreed upon by the Company and the administrative agent.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized.

The Credit Facility provides for the payment of specified fees and expenses, including an up front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio.  The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2007, filed with the Securities and Exchange Commission on December 13, 2007.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom.  For the fiscal year ended September 30, 2007, we had revenue of $738.6 million and net loss of $8.3 million. For the three months ended December 31, 2007, we had revenue of $202.0 million and net income of $10.6 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three months ended December 31,
(dollars in thousands, except per share data)	2006	2007

Revenue	$161,138	$201,950
Gross profit	$20,278	$52,767
Legal and settlement expense	$3,000	—
Income (loss) from operations	$(17,375)	$16,514

Operating margin (loss) percentage	(10.8)%	8.2%

Selling, general and administrative expense	$34,653	$36,253
Selling, general and administrative expense as a percentage of revenue	21.5%	18.0%

Net income (loss)	$(10,395)	$10,605

Earnings (loss) per share:
Basic	$(0.48)	$0.52
Diluted	$(0.48)	$0.51

Revenue for the three months ended December 31, 2007 was $202.0 million, compared to $161.1 million for the same period in fiscal 2007. The increase in revenue is attributable to organic growth driven by new work in the Operations Segment. Income from operations for the three months ended December 31, 2007 was $16.5 million, compared to a loss from operations of $17.4 million for the same period in fiscal 2007. The increase in income from operations is driven by improvements in the Operations Segment related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended December 31, 2007 was 18.0%, compared to 21.5% for the same period in fiscal 2007. In the first quarter of fiscal 2007, SG&A as a percentage of revenue was impacted by the reductions in revenue of approximately $15.7 million in the quarter as a result of provisions recorded on the Texas Integrated Eligibility and Ontario Child Support systems implementation projects.

Also included in SG&A were $3.6 million and $1.0 million of non-cash, equity-based compensation related to stock options and RSUs for the three months ended December 31, 2007 and 2006, respectively. During the three months ended December 31, 2007 the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs.  The impact was an underestimated stock compensation expense by $1.1 million in each of fiscal 2006 and 2007.  The Company has corrected this error by recording additional stock compensation expense of $2.2 million for a total non-cash equity based expense in the first quarter of fiscal 2008 of $3.6 million.

Provision for income taxes for the three months ended December 31, 2007 was 41.1% of income before income taxes, compared to (35.9)% of loss before income taxes for the first quarter of fiscal 2007.  During the three months ended December 31, 2006, our historical effective income tax rate was impacted by approximately 4 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets. At September 30, 2006, the Company recorded deferred tax assets related to a foreign subsidiary’s net operating losses that were considered realizable at that time. As a result of events occurring during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated. It was determined that it was no longer more-likely-than-not that these net operating losses would be realized, and consequently, the Company recorded the valuation allowance.  The fiscal 2008 first quarter includes discrete items related to the adoption of FIN 48.

Net income for the three months ended December 31, 2007 was $10.6 million, or $0.51 per diluted share, compared with a net loss of $10.4 million, or $0.48 per diluted share, for the same period in fiscal 2007. The increase in net income of $21.0 million is primarily attributable to the aforementioned reasons listed above that also increased the Company’s operating income.

Consulting Segment

	Three months ended December 31,
(dollars in thousands)	2006	2007

Revenue	$24,656	$22,156
Gross profit	10,907	8,488
Operating income	2,815	1,151

Operating margin percentage	11.4%	5.2%

The Consulting Segment is comprised of financial services (which include child welfare, cost services, educational services and revenue services), technical services, and Unison (airport consulting services). Revenue decreased 10.1% for the three months ended December 31, 2007, compared to the same period in fiscal 2007. Operating margin percentage decreased to 5.2% for the three months ended December 31, 2007 from 11.4% in the same period in fiscal 2007. The decrease in revenue and operating margin percentage compared to the same period last year is primarily attributable to the financial services division due to the shift away from contingent-based federal healthcare claiming work and incurring additional project costs to develop new market areas.

Systems Segment

	Three months ended December 31,
(dollars in thousands)	2006	2007

Revenue	$34,541	$33,995
Gross profit	8,551	8,937
Operating income (loss)	(1,597)	(3,141)

Operating margin (loss) percentage	(4.6)%	(9.2)%

The Systems Segment develops and implements both third party and proprietary software in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (ERP) solutions. Revenue decreased 1.6% for the three months ended December 31, 2007, compared to the same period in fiscal 2007. The decrease in revenue is primarily due to lower license revenue as compared to the same period in fiscal 2007.  Loss from operations for the three months ended December 31, 2007 increased by $1.5 million compared to the same period in fiscal 2007. The increase in loss from operations of $1.5 million is primarily attributable to lower license revenue, investments in software development, and higher than anticipated installation costs in certain contracts in the educational systems and justice solutions divisions.

Operations Segment

	Three months ended December 31,
(dollars in thousands)	2006	2007

Revenue	$101,941	$145,799
Gross profit	820	35,342
Operating income (loss)	(16,044)	18,734

Operating margin (loss) percentage	(15.7)%	12.8%

The Operations Segment includes health services, human services, and federal outsourcing and operations work. Revenue increased 43.0% for the three months ended December 31, 2007, compared to the same period in fiscal 2007. Income from operations for the three months ended December 31, 2007 was $18.7 million, compared to a loss from operations of $16.0 million for the same period in fiscal 2007. The increase in income from operations is driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Interest and Other Income, Net

	Three months ended December 31,
(dollars in thousands)	2006	2007

Interest and other income, net	$477	$1,501

Percentage of revenue	0.3%	0.7%

Interest and other income for the three months ended December 31, 2007 was $1.5 million, compared to $0.5 million for the same period in fiscal 2007. The increase in interest and other income of $1.0 million is primarily attributable to a weakening of the Canadian dollar which resulted in $0.8 million of unrealized, non-cash foreign currency losses on loans to our Canadian subsidiaries for the three months ended December 31, 2006, compared to $0.2 million of unrealized, non-cash foreign currency gains for the three months ended December 31, 2007.

Liquidity and Capital Resources

	Three months ended December 31,
(dollars in thousands)	2006	2007

Net cash provided by (used in):
Operating activities	$7,626	$20,789
Investing activities	(24,547)	122,077
Financing activities	(660)	(151,059)
Net decrease in cash and cash equivalents	$(17,581)	$(8,193)

Cash provided by operating activities for the three months ended December 31, 2007 was $20.8 million, compared to $7.6 million for the same period in fiscal 2007. Cash provided by operating activities for the three months ended December 31, 2007 consisted of net income of $10.6 million and non-cash items aggregating $12.8 million, plus cash provided by decreases in deferred contract costs of $0.4 million and other assets of $0.1 million, offset by cash used in working capital changes of $3.1 million. Non-cash items consisted of depreciation and amortization of $5.0 million, non-cash equity based compensation of $3.6 million and deferred income taxes of $4.2 million.  Cash used in working capital changes reflected decreases in accounts payable of $2.0 million, accrued compensation and benefits of $3.7 million, deferred revenue of $1.0 million, income tax payable of $3.1million and other liabilities of $0.9 million, and an increase in accounts receivable-unbilled of $7.6 million, offset by decreases in accounts receivable-billed of $13.7 million and prepaid expenses and other current assets of $1.5 million.

Cash provided by operating activities for the three months ended December 31, 2006 was $7.6 million and consisted of net loss of $10.4 million and non-cash items aggregating $0.3 million, plus cash provided by working capital changes of $14.2 million, plus cash provided by decreases in deferred contract costs of $1.4 million and other assets of $2.1 million. Non-cash items consisted of depreciation and amortization of $5.1 million and non-cash equity based compensation of $1.0 million, offset by deferred income taxes of $5.1 million and gain on sale of business of $0.7 million. Cash provided by working capital changes reflected decreases in accounts receivable-billed of $26.5 million and accounts receivable-unbilled of $6.7 million, and an increase in other liabilities of $0.8 million, offset by decreases in accounts payable of $9.6 million, accrued compensation and benefits of $2.3 million, deferred revenue of $5.7 million and income taxes of $2.0 million, and an increase in prepaid expenses of $0.2 million.

Cash provided by investing activities for the three months ended December 31, 2007 was $122.1 million, compared to $24.5 million of cash used in investing activities for the same period in fiscal 2007. Cash provided by investing activities for the three months ended December 31, 2007 consisted of net maturities of marketable securities of $126.2 million, offset by purchases of property and equipment of $2.5 million and expenditures for capitalized software costs of $1.6 million. Cash used in investing activities for the three months ended December 31, 2006 was $24.5 million and consisted of purchases of marketable securities (net) of $24.5 million, purchases of property and equipment of $1.9 million, expenditures for capitalized software costs of $0.3 million, offset by proceeds from the sale of business of $2.2 million.

Cash used in financing activities for the three months ended December 31, 2007 was $151.1 million, compared to $0.7 million for the same period in fiscal 2007. Cash used in financing activities for the three months ended December 31, 2007 consisted of repurchase of shares under the Accelerated Share Repurchase program plus related fees of $150.4 million, dividends paid of $2.2 million and principal payments on capital leases of $0.4 million, offset by the exercise of employee stock options of $1.7 million and equity-based tax benefits of $0.3 million. Cash used in financing activities for the three months ended December 31, 2006 consisted of dividends paid of $2.2 million and principal payments on capital leases of $0.4 million, offset by the exercise of employee stock options of $1.5 million and equity-based tax benefits of $0.4 million.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock.  Also, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.  In addition, in November 2007, the Board of Directors authorized $150.0 million for an Accelerated Share Repurchase (“ASR”) program.  In November 2007, the company repurchased $150.0 million of the Company’s common stock under the ASR program.  At December 31, 2007, approximately $41.5 million remained available for future stock repurchases under the previous authorizations.

Our working capital at December 31, 2007 was $130.6 million. At December 31, 2007, we had cash, cash equivalents, and marketable securities of $62.3 million and no debt, except for lease obligations. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2007, $7.7 million in net costs had been incurred and reported as deferred contract costs on our December 31, 2007 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The Company also has two letters of credit in connection with insurance policies, which total approximately $0.5 million.  The letters of credit for insurance policies expire in May 2008 and automatically renew annually, thereafter.  The letters of credit, as amended by the Company and its lender on December 20, 2006, contain financial covenants that establish minimum levels of tangible net worth, earnings before interest, tax, depreciation and amortization (EBITDA), cash balances and a maximum level of losses on the Texas Integrated Eligibility project. The Company was in compliance with all covenants as of December 31, 2007.

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million.  The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million.  The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At December 31, 2007, capital lease obligations of $1.6 million were outstanding related to these lease arrangements for new equipment.

At December 31, 2007, we classified accounts receivable of $1.8 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On January 14, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on February 29, 2008, to shareholders of record on February 15, 2008.

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

We believe that we do not have significant off-balance-sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the periods of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred in accordance with the provisions of AICPA Statement of Position 81-1,”Accounting for Performance of Construction-Type and Certain Production-Type Contracts”  (“SOP 81-1”). The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. For fixed-price contracts accounted for under SOP 81-1, provisions for estimated losses on incomplete contracts are provided in full in the period in which such losses become known. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables”, requires contracts with multiple deliverables to be divided into separate units of accounting if certain criteria are met. We apply the guidance therein and recognize revenue on multiple deliverables as separate units of accounting if the criteria are met.

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

Capitalized Software Development Costs. Software development costs are capitalized in accordance with FAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed “. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet.

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

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 was a $0.3 million decrease to the beginning balance of retained earnings in our consolidated balance sheet.

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

(a) In January 2007, MAXIMUS delivered to Accenture LLP a written formal demand for arbitration to resolve disputes relating to the Company’s role as a subcontractor in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). The Company’s claims include (i) Accenture’s attempt to misappropriate the Company’s intellectual property, (ii) Accenture’s failure to deliver required technology under the subcontract, (iii) Accenture’s unilateral negotiation of issues with HHSC having a direct effect on the Company, (iv) Accenture’s unfounded assertions that the Company had breached its obligations with respect to the Children’s Health Insurance Program (“CHIP”) operations under the subcontract, and (v) Accenture’s imposition of excessive and unsubstantiated cover costs on the Company arising out of the amendment to the subcontract entered into in June 2006. MAXIMUS seeks to recover its damages which it believes exceed $100.0 million. Accenture submitted a response disputing MAXIMUS’ claims and asserting a counterclaim that MAXIMUS breached the subcontract. Accenture seeks unspecified damages which it has stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contains a limitation of liability of $250.0 million.

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

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007, the Company recorded $10.0 million in legal costs related to the arbitration. This amount represents costs incurred through December 31, 2007 of $9.0 million and an estimate of future probable legal costs of $1.0 million. It is reasonably possible that the estimate of future probable legal costs of $1.0 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established, but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. Through December 31, 2007 the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In December 2007, the Company was sued by Image API in the District Court of Travis County, Texas. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with HHSC. As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API’s performance and scope of responsibilities. Following the termination of the Company’s subcontract with Accenture, the Company and Image API were not able to agree on the role Image API would play in support of MAXIMUS’ new agreements with HHSC, and Image API terminated its services. The plaintiff has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Nevertheless, the Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

Item 1A.                 Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2007 should be considered.  The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations.  There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2007 — Oct. 31, 2007	—	—	—	$40,166

Nov. 1, 2007 — Nov. 30, 2007	3,758,457	$39.91	3,758,457	$40,921

Dec. 1, 2007 —Dec. 31, 2007	—	—	—	$41,530

Total	3,758,457	$39.91	3,758,457

(1)             Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of common stock under our 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. Under resolutions adopted and publicly announced on November 14, 2007, our Board of Directors authorized the repurchase of up $150.0 million of our common stock under an Accelerated Share Repurchase (“ASR”) program. Under the ASR agreement with UBS Investment Bank, we acquired 3,758,457 shares of our common stock on November 15, 2007.

Item 6.                          Exhibits.

The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures. The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: February 7, 2008	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company.

10.1

Purchase Agreement between the Company and UBS AG, London Branch, dated November 15, 2007, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2007.

10.2	Amended and Restated Income Continuity Program, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

10.3	First Amendment to the 1997 Equity Incentive Plan, as amended through March 22, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

10.4	Deferred Compensation Plan, as amended, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

10.5

First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

10.6

Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

10.7

First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on November 27, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.