Form 10-Q
period 2008-03-31
MAXIMUS INC
filed 2008-05-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008, there were 18,647,089 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	March 31, 2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,472	$63,420
Marketable securities	126,210	—
Restricted cash	325	327
Accounts receivable — billed, net of reserves of $29,939 and $31,721	132,962	122,692
Accounts receivable — unbilled	42,200	52,314
Income taxes receivable	—	6,307
Deferred income taxes	17,409	9,490
Prepaid expenses and other current assets	9,159	9,412
Total current assets	398,737	263,962

Property and equipment, at cost	83,823	87,752
Less accumulated depreciation and amortization	(47,922)	(53,419)
Property and equipment, net	35,901	34,333
Capitalized software	61,459	64,668
Less accumulated amortization	(31,919)	(35,485)
Capitalized software, net	29,540	29,183
Deferred contract costs, net	8,116	6,273
Goodwill	86,086	86,086
Intangible assets, net	3,603	2,827
Other assets, net	2,481	3,605
Total assets	$564,464	$426,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,425	$53,391
Accrued compensation and benefits	29,449	28,390
Current portion of deferred revenue	38,545	33,151
Current portion of income taxes payable	5,487	—
Current portion of capital lease obligations	1,627	1,238
Other accrued liabilities	2,059	998
Total current liabilities	131,592	117,168
Capital lease obligations, less current portion	417	—
Deferred revenue, less current portion	10,143	9,361
Income taxes payable, less current portion	—	2,109
Deferred income taxes	12,912	12,752
Total liabilities	155,064	141,390

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,194,489 and 18,646,607 shares issued and outstanding at September 30, 2007 and March 31, 2008, at stated amount, respectively	299,846	309,450
Treasury stock, at cost; 4,490,073 and 8,248,530 shares at September 30, 2007 and March 31, 2008, respectively	(124,637)	(275,025)
Accumulated other comprehensive income	1,730	2,089
Retained earnings	232,461	248,365
Total shareholders’ equity	409,400	284,879
Total liabilities and shareholders’ equity	$564,464	$426,269

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Revenue	$179,077	$210,584	$340,215	$412,534
Cost of revenue	136,202	156,694	277,062	305,877
Gross profit	42,875	53,890	63,153	106,657
Selling, general and administrative expenses	34,451	37,173	69,104	73,426
Legal and settlement expense (Note 11)	6,104	931	9,104	931
Income (loss) from operations	2,320	15,786	(15,055)	32,300
Interest and other income, net	1,615	107	2,092	1,608
Gain on sale of business (Note 12)	—	—	684	—
Income (loss) before income taxes	3,935	15,893	(12,279)	33,908
Provision (benefit) for income taxes	1,573	6,266	(4,246)	13,676
Net income (loss)	$2,362	$9,627	$(8,033)	$20,232

Earnings (loss) per share (Note 6):
Basic	$0.11	$0.52	$(0.37)	$1.04
Diluted	$0.11	$0.51	$(0.37)	$1.02

Dividends per share	$0.10	$0.10	$0.20	$0.20

Weighted average shares outstanding:
Basic	21,714	18,537	21,651	19,527
Diluted	21,972	18,763	21,651	19,803

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(8,033)	$20,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,754	5,497
Amortization	5,271	4,341
Deferred income taxes	(7,930)	7,522
Gain on sale of business	(684)	—
Non-cash equity based compensation	1,401	5,754

Change in assets and liabilities, net of effects from sale of business:
Accounts receivable – billed	26,726	10,270
Accounts receivable – unbilled	7,606	(10,114)
Prepaid expenses and other current assets	(264)	(253)
Deferred contract costs	2,683	1,843
Other assets	2,357	279
Accounts payable	(2,534)	(1,034)
Accrued compensation and benefits	(291)	(1,059)
Deferred revenue	(12,577)	(6,176)
Income taxes	5,325	(11,107)
Other liabilities	1,218	(702)

Net cash provided by operating activities	25,028	25,293

Cash flows from investing activities:
Proceeds from sale of business, net of transactions costs	2,171	—
Purchases of property and equipment	(4,242)	(3,929)
Capitalized software costs	(1,485)	(3,209)
(Increase) decrease in marketable securities	(17,094)	126,210

Net cash provided by (used in) investing activities	(20,650)	119,072

Cash flows from financing activities:
Employee stock transactions	3,418	3,274
Repurchases of common stock	—	(150,388)
Payments on capital lease obligations	(901)	(805)
Tax benefit due to option exercises and restricted stock units vesting	762	576
Cash dividends paid	(4,331)	(4,074)

Net cash used in financing activities	(1,052)	(151,417)

Net increase (decrease) in cash and cash equivalents	3,326	(7,052)

Cash and cash equivalents, beginning of period	39,545	70,472

Cash and cash equivalents, end of period	$42,871	$63,420

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended March 31, 2008 and 2007

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three months and six months ended March 31, 2008 and 2007, and as of September 30, 2007, include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2007 and 2006 and for each of the three years ended September 30, 2007, 2006 and 2005 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (File No. 1-12997) filed with the Securities and Exchange Commission on December 13, 2007.

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

Upon adoption of FIN 48 during the first quarter of fiscal 2008, we accounted for our change in reserve for uncertain tax positions as a $0.3 million decrease to the beginning balance of retained earnings in our consolidated balance sheet. The Company’s unrecognized tax benefits totaled $2.0 million at October 1, 2007 and $2.1 million at March 31, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.7 million at October 1, 2007 and $1.7 million at March 31, 2008. The Company estimates it may recognize $0.4 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. Accumulated interest and penalties was $0.2 million at adoption of FIN 48. For the three and six months ended March 31, 2008, we recorded $0.1 million and $0.1 million, respectively, of interest and penalties in our current income tax provision.

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

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At March 31, 2008, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock  plans. At March 31, 2008, approximately 1.9 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three months and six months ended March 31, 2007, compensation expense recognized related to stock options was $0.0 million and $0.9 million, respectively. For the three months and six months ended March 31, 2008, compensation expense recognized related to stock options was $0.6 million and $1.6 million, respectively. Compensation expense recognized related to stock options for the six months ended March 31, 2008, includes $0.5 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested stock options in fiscal 2006 and 2007.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three months and six months ended March 31, 2007, compensation expense recognized related to RSUs was $0.4 million and $0.5 million, respectively. For the three months and six months ended March 31, 2008, compensation expense recognized related to RSUs was $1.6 million and $4.2 million, respectively. Compensation expense recognized related to RSUs for the six months ended March 31, 2008, includes $1.7 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested RSUs in fiscal 2006 and 2007.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months and six months ended March 31, 2007, and 2008, are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2007	2008	2007	2008
Net income (loss)	$2,362	$9,627	$(8,033)	$20,232
Foreign currency translation adjustments	228	486	1,444	359
Comprehensive income (loss)	$2,590	$10,113	$(6,589)	$20,591

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $28.6 million and $29.4 million at September 30, 2007 and March 31, 2008, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2007 and March 31, 2008, accumulated amortization of deferred contract costs was $20.5 million and $23.1 million, of which $5.7 million and $6.4 million is the accumulated amortization of capital lease assets included in deferred costs, respectively.

4. Intangible Assets

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2007			As of March 31, 2008
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,275	$3,257	$18	$3,275	$3,275	$—
Technology-based intangibles	4,870	3,421	1,449	4,870	3,865	1,005
Customer contracts and relationships	6,475	4,339	2,136	6,475	4,653	1,822
Total	$14,620	$11,017	$3,603	$14,620	$11,793	$2,827

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. For the three and six months ended March 31, 2008, intangible amortization expense was $0.4 million and $0.8 million, respectively, compared to $0.4 and $0.9 for the same periods in fiscal 2007. The estimated amortization expense for the years ending September 30, 2008, 2009, 2010, 2011 and 2012 is $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively.

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

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007 and the three months ended March 31, 2008, the Company recorded $10.0 million and $1.0 million, respectively, in legal costs related to the arbitration. These amounts represent costs incurred through March 31, 2008 of $10.4 million and an estimate of future probable legal costs of $0.6 million. It is reasonably possible that the estimate of future probable legal costs of $0.6 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. Through March 31, 2008, the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In December 2007, the Company was sued by Image API in the District Court of Travis County, Texas. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with the Texas HHSC. As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API’s scope of responsibilities. Following the termination of the Company’s subcontract with Accenture, the Company and Image API were not able to come to terms acceptable to the parties as to compensation for the role Image API would play in support of MAXIMUS’ new agreements with HHSC, and Image API terminated its services. Image API has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million.  MAXIMUS removed the litigation to federal court and in February 2008, the U.S. District Court for the Western District of Texas ordered that the matter should be subject to binding arbitration in accordance with the dispute resolution provisions of the parties’ subcontract. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Based on our assessment of the case and in consultation with our outside counsel defending the matter, we do not believe this matter is likely to result in a material expense or charge to the Company. Accordingly, we do not intend to report on this matter in the future unless there are material developments or a significant change in our assessment of the case.

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

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At March 31, 2008, letters of credit totaling $14.5 million are outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of March 31, 2008. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At March 31, 2007 and 2008, the Company had performance bond commitments totaling $96.5 million and $87.7 million, respectively.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $2.0 million and $1.2 million were outstanding related to these lease arrangements for new equipment at September 30, 2007 and March 31, 2008, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Numerator:
Net income (loss)	$2,362	$9,627	$(8,033)	$20,232

Denominator:
Basic weighted average shares outstanding	21,714	18,537	21,651	19,527

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	258	226	—	276
Denominator for diluted earnings (loss) per share	21,972	18,763	21,651	19,803

In computing diluted loss per share for the six months ended March 31, 2007, employee stock options and unvested restricted stock units aggregating 223,000 were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

7. Stock Repurchase Programs

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2007, and March 31, 2008, the Company did not repurchase any shares under these authorizations. At March 31, 2008, approximately $44.2 million remained available for future stock repurchases under these authorizations.

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

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS will purchase an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (“VWAP”) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion. At March 31, 2008, the price adjustment that the Company would receive approximated $13.8 million. The repurchase agreement caps the number of shares that could be required to be issued at 10,800,000. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement, the price adjustment will be recorded as equity.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Revenue:
Consulting	$23,224	$20,216	$47,880	$42,372
Systems	35,412	30,523	69,953	64,518
Operations	120,441	159,845	222,382	305,644
Total	$179,077	$210,584	$340,215	$412,534

Income (loss) from operations:
Consulting	$1,032	(813)	$3,847	$338
Systems	93	(5,927)	(1,504)	(9,068)
Operations	7,058	23,550	(8,986)	42,284
Consolidating adjustments	241	(93)	692	(323)
Legal and settlement expense	(6,104)	(931)	(9,104)	(931)
Total	$2,320	$15,786	$(15,055)	$32,300

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

10.  Texas Integrated Eligibility Project

During the three months ended March 31, 2007, the Texas Integrated Eligibility project adversely impacted our results by $8.3 million, which included a pre-tax operating loss of $5.0 million and a provision of $3.3 million for legal and settlement expense related to the ongoing arbitration process with Accenture. The pre-tax operating loss of $5.0 million included $5.9 million of previously deferred revenue that was recognized as a result of the Company’s terminated subcontract with Accenture. During the six months ended March 31, 2007, the Texas Integrated Eligibility project adversely impacted our results by $35.3 million, which included a pre-tax operating loss $29.0 million and a provision of $6.3 million for legal and settlement expense related to the ongoing arbitration process with Accenture. See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for additional information.

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

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2007	2008	2007	2008
Texas Integrated Eligibility Project	$3,300	$950	$6,300	$950
Ontario Child Support Project Settlement	2,500	—	2,500	—
District of Columbia Contract Investigation and Related Settlement	304	(19)	304	(19)
Total	$6,104	$931	$9,104	$931

See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for additional information.

12.  Sale of Business

On October 5, 2006, the Company sold its Corrections Services business for proceeds of $2.2 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.7 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

13.  Subsequent Events

Dividend

On April 4, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on May 30, 2008, to shareholders of record on May 15, 2008.

Sale of Businesses

On April 30, 2008, the Company completed the divestiture of its Security Solutions division for cash proceeds of $5.0 million, resulting in a pre-tax gain of approximately $3.1 million ($1.9 million after-tax). The Company expects to classify the results of operations of the Security Solutions division as discontinued operations beginning in the third quarter of fiscal 2008. The Security Solutions division is part of the Company’s Systems Segment.

On May 2, 2008, the Company completed the sale of its UNISON MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the current management team of the subsidiary. The purchase price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. UNISON MAXIMUS, Inc. is part of the Company’s Consulting Segment.

Sale of Building

The Company owns a 60,000 square foot office building in Reston, Virginia and a 21,000 square foot office building in McLean, Virginia. On April 18, 2008, the Company entered into an agreement to sell its office building in McLean, Virginia for a sale price of $6.2 million, resulting in an expected pre-tax gain of $4.0 million ($2.4 million after-tax). Consummation of the sale is subject to customary closing conditions. The purchaser has represented that financing in excess of 50% of the purchase price will not be required; however, the Company’s sole remedy in case of default is receipt of a $0.3 million escrow deposit.

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

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2007 and incorporated herein by reference.

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. For the fiscal year ended September 30, 2007, we had revenue of $738.6 million and net loss of $8.3 million. For the six months ended March 31, 2008, we had revenue of $412.5 million and net income of $20.2 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands, except per share data)	2007	2008	2007	2008
Revenue	$179,077	$210,584	$340,215	$412,534
Gross profit	$42,875	$53,890	$63,153	$106,657
Legal and settlement expense	$6,104	$931	$9,104	$931
Income (loss) from operations	$2,320	$15,786	$(15,055)	$32,300

Operating margin (loss) percentage	1.3%	7.5%	(4.4)%	7.8%

Selling, general and administrative expense	$34,451	$37,173	$69,104	$73,426
Selling, general and administrative expense as a percentage of revenue	19.2%	17.7%	20.3%	17.8%

Net income (loss)	$2,362	$9,627	$(8,033)	$20,232

Earnings (loss) per share:
Basic	$0.11	$0.52	$(0.37)	$1.04
Diluted	$0.11	$0.51	$(0.37)	$1.02

Revenue for the three months ended March 31, 2008 was $210.6 million, compared to $179.1 million for the same period in fiscal 2007. Revenue for the six months ended March 31, 2008 was $412.5 million, compared to $340.2 million for the same period in fiscal 2007. The increase in revenue in both periods is attributable to organic growth driven by new work in the Operations Segment and the transformation of the Texas contract to a direct service agreement.

Income from operations for the three months ended March 31, 2008 was $15.8 million, compared to $2.3 million for the same period in fiscal 2007. The increase in income from operations is driven by improvements in the Operations Segment related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Income from operations for the six months ended March 31, 2008 was $32.3 million, compared to a loss from operations of $15.1 million for the same period in fiscal 2007. The increase in income from operations is driven by improvements in the Operations Segment related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended March 31, 2008 was 17.7%, compared to 19.2% for the same period in fiscal 2007, and was 17.8% for the six months ended March 31, 2008, compared to 20.3% for the same period in fiscal 2007. The improvement in SG&A as a percentage of revenue in both periods is driven primarily by revenue growth and expansion of gross margin.

Also included in SG&A were $5.8 million and $1.4 million of non-cash, equity-based compensation related to stock options and RSUs for the six months ended March 31, 2008 and 2007, respectively. During the three months ended December 31, 2007 the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs.  The impact was an underestimated stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company has corrected this error by recording additional stock compensation expense of $2.2 million for a total non-cash equity based expense in the first quarter of fiscal 2008.

Provision for income taxes for the three months ended March 31, 2008 was 39.4% of income before income taxes, compared to 40.0% for the same period in fiscal 2007. Provision (benefit) for income taxes for the six months ended March 31, 2008 was 40.3% of income before income taxes, compared to (34.6)% of loss before income taxes for the same period in fiscal 2007. During the six months ended March 31, 2007, our historical effective income tax rate was impacted by approximately 5 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets. At September 30, 2006, the Company recorded deferred tax assets related to a foreign subsidiary’s net operating losses that were considered realizable at that time. As a result of events occurring during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated. It was determined that it was no longer more-likely-than-not that these net operating losses would be realized, and consequently, the Company recorded the valuation allowance.

Net income for the three months ended March 31, 2008 was $9.6 million, or $0.51 per diluted share, compared with  net income of $2.4 million, or $0.11 per diluted share, for the same period in fiscal 2007. The increase in net income of $7.2 million is primarily attributable to the aforementioned reasons listed above that also increased the Company’s operating income.

Net income for the six months ended March 31, 2008 was $20.2 million, or $1.02 per diluted share, compared with a net loss of $8.0 million, or $0.37 per diluted share, for the same period in fiscal 2007. The increase in net income of $28.2 million is primarily attributable to the aforementioned reasons listed above that also increased the Company’s operating income.

Consulting Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$23,224	$20,216	$47,880	$42,372
Gross profit	9,253	6,808	20,160	15,296
Operating income (loss)	1,032	(813)	3,847	338

Operating margin (loss) percentage	4.4%	(4.0)%	8.0%	0.8%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, school-based claiming, and federal healthcare reimbursement services), educational services, technical services, and Unison (airport consulting services).

Revenue decreased 13.0% for the three months ended March 31, 2008, compared to the same period in fiscal 2007. Operating margin (loss) percentage decreased to (4.0)% for the three months ended March 31, 2008 from 4.4% in the same period in fiscal 2007. The decrease in revenue and operating margin percentage compared to the same period in fiscal 2007 is primarily attributable to the financial services division due to (1) a $2.3 million charge related to a legacy federal claiming project which may be recovered pending the outcome of the client’s recovery appeal and  (2) the shift away from contingent-based federal claiming work and incurring additional project costs to develop new market areas.

Revenue decreased 11.5% for the six months ended March 31, 2008, compared to the same period in fiscal 2007. Operating margin percentage decreased to 0.8% for the six months ended March 31, 2008 from 8.0% in the same period in fiscal 2007. The decrease in revenue and operating margin percentage compared to the same period in fiscal 2007 is primarily attributable to the timing and billing of work and the financial services division due to (1) a $2.3 million charge related to a legacy federal claiming project which may be recovered pending the outcome of the client’s recovery appeal and (2) the shift away from contingent-based federal claiming work and incurring additional project costs to develop new market areas.

Systems Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$35,412	$30,523	$69,953	$64,518
Gross profit	9,914	5,150	18,465	14,087
Operating income (loss)	93	(5,927)	(1,504)	(9,068)

Operating margin (loss) percentage	0.3%	(19.4)%	(2.2)%	(14.1)%

The Systems Segment develops and implements both third party and proprietary software in five divisions: justice solutions, asset solutions, educational systems, security solutions, and enterprise resource planning (ERP) solutions.

Revenue decreased 13.8% for the three months ended March 31, 2008, compared to the same period in fiscal 2007. The decrease in revenue is primarily due to lower license revenue as compared to the same period in fiscal 2007. Loss from operations for the three months ended March 31, 2008 was $5.9 million, compared to income from operations of $0.1 million for the same period in fiscal 2007. The decrease in income from operations of $6.0 million is primarily attributable to lower license revenue, software development expense, and higher than anticipated installation costs in certain contracts in the educational systems and justice solutions divisions.  Included in Segment results was a $2.2 million charge necessary to modify a large Education Systems contract which now outlines clear terms and conditions needed to achieve project completion.

Revenue decreased 7.8% for the six months ended March 31, 2008, compared to the same period in fiscal 2007. Loss from operations for the six months ended March 31, 2008 was $9.1 million, compared to loss from operations of $1.5 million for the same period in fiscal 2007. The increase in loss from operations of $7.6 million is primarily attributable to lower license revenue, software development expense, and higher than anticipated installation costs in certain contracts in the educational systems and justice solutions divisions.  Included in Segment results was a $2.2 million charge necessary to modify a large Education Systems contract which now outlines clear terms and conditions needed to achieve project completion.

Operations Segment

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$120,441	$159,845	$222,382	$305,644
Gross profit	23,708	41,932	24,528	77,274
Operating income (loss)	7,058	23,550	(8,986)	42,284

Operating margin (loss) percentage	5.9%	14.7%	(4.0)%	13.8%

The Operations Segment includes health services, human services, and federal outsourcing and operations work.

Revenue increased 32.7% for the three months ended March 31, 2008, compared to the same period in fiscal 2007. The increase in revenue is primarily driven by organic growth.  Revenue for the three-months ended March 31, 2008 also included approximately $6.9 million of revenue principally related to hardware and software for a large health project. Income from operations for the three months ended March 31, 2008 was $23.6 million, compared to income from operations of $7.1 million for the same period in fiscal 2007. The increase in income from operations of $16.5 million is driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Revenue increased 37.4% for the six months ended March 31, 2008, compared to the same period in fiscal 2007. The increase in revenue is primarily driven by organic growth and also included approximately $6.9 million of revenue principally related to hardware and software for a large health project. Income from operations for the six months ended March 31, 2008 was $42.3 million, compared to a loss from operations of $9.0 million for the same period in fiscal 2007. The increase in income from operations of $51.3 million is driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Interest and Other Income, Net

	Three months ended March 31,		Six months ended March 31,
(dollars in thousands)	2007	2008	2007	2008
Interest and other income, net	$1,615	$107	$2,092	$1,608
Percentage of revenue	0.9%	0.1%	0.6%	0.4%

Interest and other income for the three months ended March 31, 2008 was $0.1 million, compared to $1.6 million for the same period in fiscal 2007. The decrease in interest and other income of $1.5 million is primarily attributable to a $1.2 million reduction in interest income due to lower balances of cash, cash equivalents and marketable securities related to the $150.0 million Accelerated Share Repurchase that was completed on November 15, 2007, and lower interest rates.

Interest and other income for the six months ended March 31, 2008 was $1.6 million, compared to $2.1 million for the same period in fiscal 2007. The decrease in interest and other income of $0.5 million is primarily attributable to (1) a $1.3 million reduction in interest income due to lower balances of cash, cash equivalents and marketable securities related to the $150.0 million Accelerated Share Repurchase and (2) a weakening of the Canadian dollar which resulted in $0.8 million of unrealized, non-cash foreign currency losses on loans to our Canadian subsidiaries for the six months ended March 31, 2007, compared to $0.2 million of unrealized, non-cash foreign currency gains for the six months ended March 31, 2008.

Liquidity and Capital Resources

	Six months ended March 31,
(dollars in thousands)	2007	2008
Net cash provided by (used in):
Operating activities	$25,028	$25,293
Investing activities	(20,650)	119,072
Financing activities	(1,052)	(151,417)
Net increase (decrease) in cash and cash equivalents	$3,326	$(7,052)

Cash provided by operating activities for the six months ended March 31, 2008 was $25.3 million, compared to $25.0 million for the same period in fiscal 2007. Cash provided by operating activities for the six months ended March 31, 2008 consisted of net income of $20.2 million and non-cash items aggregating $23.1 million, less cash used by changes in assets and liabilities of $18.0 million. Non-cash items consisted of depreciation and amortization of $9.8 million, non-cash equity based compensation of $5.8 million and deferred income taxes of $7.5 million. Cash used by changes in assets and liabilities reflected increases in accounts receivable-unbilled of $10.1 million, prepaid expenses of $0.2 million, and decreases in income taxes payable of $11.1 million, deferred revenue of $6.2 million , accounts payable of $1.0 million, accrued compensation and benefits of $1.1 million, other liabilities of $0.7 million, offset by decreases in accounts receivable-billed of $10.3 million, deferred contracts costs of $1.8 million, and other assets of $0.3 million.

Cash provided by operating activities for the six months ended March 31, 2007 was $25.0 million and consisted of net loss of $8.0 million and non-cash items aggregating $2.8 million, plus cash provided by changes in assets and liabilities of $30.2 million. Non-cash items consisted of depreciation and amortization of $10.0 million and non-cash equity based compensation of $1.4 million, offset by deferred income taxes of $7.9 million and gain on sale of business of $0.7 million. Cash provided by changes in assets and liabilities reflected decreases in accounts receivable-billed of $26.7 million, accounts receivable-unbilled of $7.6 million, income taxes receivable of $5.3 million, deferred contract costs of $2.7 million, other assets $2.4 million, and an increase in other liabilities of $1.2 million, offset by decreases in accounts payable of $2.5 million, accrued compensation and benefits of $0.3 million, deferred revenue of $12.6 million, and an increase in prepaid expenses of $0.3 million.

Cash provided by investing activities for the six months ended March 31, 2008 was $119.1 million, compared to $20.6 million of cash used in investing activities for the same period in fiscal 2007. Cash provided by investing activities for the six months ended March 31, 2008 consisted of net maturities of marketable securities of $126.2 million, offset by purchases of property and equipment of $3.9 million and expenditures for capitalized software costs of $3.2 million. Cash used in investing activities for the six months ended March 31, 2007 consisted of purchases of marketable securities (net) of $17.1 million, purchases of property and equipment of $4.2 million, expenditures for capitalized software costs of $1.5 million, offset by proceeds from the sale of business of $2.2 million.

Cash used in financing activities for the six months ended March 31, 2008 was $151.4 million, compared to $1.1 million for the same period in fiscal 2007. Cash used in financing activities for the six months ended March 31, 2008 consisted of repurchase of shares under the Accelerated Share Repurchase program plus related fees of $150.4 million, dividends paid of $4.1 million and principal payments on capital leases of $0.8 million, offset by the exercise of employee stock options of $3.3 million and equity-based tax benefits of $0.6 million. Cash used in financing activities for the six months ended March 31, 2007 consisted of dividends paid of $4.3 million and principal payments on capital leases of $0.9 million, offset by the exercise of employee stock options of $3.4 million and equity-based tax benefits of $0.7 million.

Under resolutions adopted in May 2000, July 2002, and March 2003, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of the Company’s common stock. Also, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In addition, in November 2007, the Board of Directors authorized $150.0 million for an Accelerated Share Repurchase (“ASR”) program. In November 2007, the company repurchased $150.0 million of the Company’s common stock under the ASR program. At March 31, 2008, approximately $44.2 million remained available for future stock repurchases under the previous authorizations.

Our working capital at March 31, 2008 was $146.8 million. At March 31, 2008, we had cash and cash equivalents of $63.4 million and no debt, except for lease obligations. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2008, $6.3 million in net costs had been incurred and reported as deferred contract costs on our March 31, 2008 consolidated balance sheet.

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

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million.  The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million.  The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At March 31, 2008, letters of credit totaling $14.5 million are outstanding under the Credit Facility.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At March 31, 2008, capital lease obligations of $1.2 million were outstanding related to these lease arrangements for new equipment.

At March 31, 2008, we classified accounts receivable of $1.7 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On April 4, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on May 30, 2008, to shareholders of record on May 15, 2008.

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

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007 and the three months ended March 31, 2008, the Company recorded $10.0 million and $1.0 million, respectively, in legal costs related to the arbitration. These amounts represent costs incurred through March 31, 2008 of $10.4 million and an estimate of future probable legal costs of $0.6 million. It is reasonably possible that the estimate of future probable legal costs of $0.6 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. Through March 31, 2008, the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In December 2007, the Company was sued by Image API in the District Court of Travis County, Texas. The plaintiff was a subcontractor to MAXIMUS under the Integrated Eligibility and Enrollment Services program (the “Program”) with the Texas HHSC. As described above, MAXIMUS was a subcontractor to Accenture under the Program until February 2007. The Company and Image API had a number of disagreements under their subcontract regarding Image API’s scope of responsibilities. Following the termination of the Company’s subcontract with Accenture, the Company and Image API were not able to come to terms acceptable to the parties as to compensation for the role Image API would play in support of MAXIMUS’ new agreements with HHSC, and Image API terminated its services. Image API has asserted a variety of claims including breach of contract, fraud, misrepresentation, business disparagement and trade secret misappropriation. MAXIMUS denies those allegations. The plaintiff claims damages due to the loss of compensation expected under its subcontract with MAXIMUS in an amount exceeding $30.0 million.  MAXIMUS removed the litigation to federal court and in February 2008, the U.S. District Court for the Western District of Texas ordered that the matter should be subject to binding arbitration in accordance with the dispute resolution provisions of the parties’ subcontract. The Company believes the nature and the amount of the asserted claims are without merit and intends to defend the matter vigorously. Based on our assessment of the case and in consultation with our outside counsel defending the matter, we do not believe this matter is likely to result in a material expense or charge to the Company. Accordingly, we do not intend to report on this matter in the future unless there are material developments or a significant change in our assessment of the case.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 18, 2008, our shareholders voted as follows:

(a)                            To elect Russell A. Beliveau, John J. Haley, and Marilyn R. Seymann as Class II Directors of the Company for a three-year term.

Nominee	Total Votes For	Total Votes Withheld
Russell A. Beliveau	17,230,523	622,873
John J. Haley	17,233,502	619,894
Marilyn R. Seymann	17,277,162	576,234

Paul R. Lederer, Richard A. Montoni, Peter B. Pond, Raymond B. Ruddy, James R. Thompson, and Wellington E. Webb continued their terms in office after the meeting.

(b)                           To ratify the appointment of Ernst & Young LLP as our independent public accountants for our 2008 fiscal year.

Total Votes For	17,719,736
Total Votes Against	133,437
Abstentions	224

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

MAXIMUS, INC.

Date: May 8, 2008	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Revolving Credit Agreement, dated January 25, 2008, by and among MAXIMUS, Inc., as borrower, SunTrust Bank as administrative agent, issuing bank and swingline lender and the other lender parties thereto, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008.

10.2

Security Agreement, dated January 25, 2008, among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2008.

10.3

Pledge Agreement, dated January 25, 2008, by and among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 29, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.