Form 10-Q
period 2008-06-30
MAXIMUS INC
filed 2008-08-07
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 18,650,989 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	June 30, 2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,472	$77,944
Marketable securities	126,210	—
Restricted cash	325	327
Accounts receivable — billed, net of reserves of $29,939 and $33,854	127,288	126,793
Accounts receivable — unbilled	40,912	49,721
Current portion of note receivable	—	733
Income taxes receivable	—	1,684
Deferred income taxes	17,409	10,255
Prepaid expenses and other current assets	9,067	8,885
Current assets of discontinued operations	7,054	347
Total current assets	398,737	276,689

Property and equipment, at cost	82,248	87,871
Less accumulated depreciation and amortization	(46,592)	(54,072)
Property and equipment, net	35,656	33,799
Capitalized software	61,191	66,679
Less accumulated amortization	(31,651)	(36,965)
Capitalized software, net	29,540	29,714
Deferred contract costs, net	8,116	5,435
Goodwill	83,576	83,576
Intangible assets, net	3,603	2,452
Note receivable, net of deferred gain and interest income of $3,969	—	1,639
Other assets, net	2,418	3,659
Noncurrent assets of discontinued operations	2,818	—
Total assets	$564,464	$436,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,870	$51,802
Accrued compensation and benefits	28,360	29,417
Current portion of deferred revenue	38,404	33,836
Current portion of income taxes payable	5,487	—
Current portion of capital lease obligations	1,627	830
Other accrued liabilities	1,387	1,037
Current liabilities of discontinued operations	5,457	200
Total current liabilities	131,592	117,122
Capital lease obligations, less current portion	417	—
Deferred revenue, less current portion	10,143	9,061
Income taxes payable, less current portion	—	1,935
Deferred income taxes	12,912	11,810
Total liabilities	155,064	139,928

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,194,489 and 18,650,241 shares issued and outstanding at September 30, 2007 and June 30, 2008, at stated amount, respectively	299,846	311,143
Treasury stock, at cost; 4,490,073 and 8,248,530 shares at September 30, 2007 and June 30, 2008, respectively	(124,637)	(275,025)
Accumulated other comprehensive income	1,730	3,012
Retained earnings	232,461	257,905
Total shareholders’ equity	409,400	297,035
Total liabilities and shareholders’ equity	$564,464	$436,963

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Revenue	$189,673	$206,324	$516,858	$607,320
Cost of revenue	133,190	151,086	401,841	448,851
Gross profit	56,483	55,238	115,017	158,469
Selling, general and administrative expenses	34,127	36,808	100,398	107,950
Gain on sale of building	—	3,938	—	3,938
Gain (gain adjustment) on sale of Corrections Services business	(233)	—	451	—
Legal and settlement expense	33,010	7,675	42,114	8,606
Income (loss) from operations	(10,887)	14,693	(27,044)	45,851
Interest and other income, net	1,131	490	3,223	2,098
Income (loss) from continuing operations before income taxes	(9,756)	15,183	(23,821)	47,949
Provision for income taxes	5,074	5,379	122	18,594
Income (loss) from continuing operations	(14,830)	9,804	(23,943)	29,355

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	439	(125)	1,519	556
Gain on disposal	—	1,726	—	1,726
Income from discontinued operations	439	1,601	1,519	2,282

Net income (loss)	$(14,391)	$11,405	$(22,424)	$31,637

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.67)	$0.53	$(1.10)	$1.53
Income from discontinued operations	0.02	0.08	0.07	0.11
Basic earnings (loss) per share	$(0.65)	$0.61	$(1.03)	$1.64

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.67)	$0.52	$(1.10)	$1.51
Income from discontinued operations	0.02	0.09	0.07	0.11
Diluted earnings (loss) per share	$(0.65)	$0.61	$(1.03)	$1.62

Dividends per share	$0.10	$0.10	$0.30	$0.30

Weighted average shares outstanding:
Basic	21,998	18,648	21,767	19,235
Diluted	21,998	18,819	21,767	19,471

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$(22,424)	$31,637
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(1,519)	(2,282)
Depreciation	7,508	8,244
Amortization	7,912	5,865
Deferred income taxes	(10,277)	5,815
Gain on sale of Corrections Services business	(451)	—
Gain on sale of building	—	(3,938)
Deferred interest income on note receivable	—	37
Non-cash equity based compensation	2,208	7,349

Change in assets and liabilities, net of effects from divestitures:
Accounts receivable – billed	29,456	495
Accounts receivable – unbilled	5,501	(8,810)
Prepaid expenses and other current assets	1,433	182
Deferred contract costs	2,797	2,681
Other assets	3,408	882
Accounts payable	(2,352)	932
Accrued compensation and benefits	3,570	1,057
Deferred revenue	(8,713)	(5,650)
Income taxes	5,405	(7,902)
Other liabilities	31,569	979
Cash provided by operating activities – continuing operations	55,031	37,573
Cash provided by operating activities – discontinued operations	4,316	519
Cash provided by operating activities	59,347	38,092

Cash flows from investing activities:
Proceeds from sales of discontinued operations, net of transaction costs	—	4,643
Proceeds from sale of Corrections Services business, net of transaction costs	1,871	—
Proceeds from sale of building, net of transactions costs	—	5,929
Decrease in note receivable	—	59
Purchases of property and equipment	(7,377)	(8,380)
Capitalized software costs	(2,949)	(5,488)
(Increase) decrease in marketable securities	(6,422)	126,210
Cash provided by (used in) investing activities – continuing operations	(14,877)	122,973
Cash provided by (used in) investing activities – discontinued operations	(13)	—
Cash provided by (used in) investing activities	(14,890)	122,973

Cash flows from financing activities:
Employee stock transactions	11,807	3,364
Repurchases of common stock	—	(150,388)
Payments on capital lease obligations	(1,294)	(1,213)
Tax benefit due to option exercises and restricted stock units vesting	3,121	583
Cash dividends paid	(6,531)	(5,939)
Cash provided by (used in) financing activities – continuing operations	7,103	(153,593)
Cash provided by (used in) financing activities – discontinued operations	—	—
Cash provided by (used in) financing activities	7,103	(153,593)

Net increase (decrease) in cash and cash equivalents	51,560	7,472

Cash and cash equivalents, beginning of period	39,545	70,472

Cash and cash equivalents, end of period	$91,105	$77,944

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months and Nine Months Ended June 30, 2008 and 2007

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements, and certain prior year amounts have been reclassified to conform to discontinued operations reporting. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three months and nine months ended June 30, 2008 and 2007, and as of September 30, 2007, include a majority (55%) owned international subsidiary.

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

Income Taxes

During the nine months ended June 30, 2007, our effective income tax rate was impacted by approximately 4 percentage points as a result of recording a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses recorded at September 30, 2006 that were considered more-likely-than-not to be realized at that time. As a result of events that occurred during the first fiscal quarter of 2007 impacting the subsidiary’s operating results for that period, the need for a valuation allowance was re-evaluated and it was determined that it was no longer more-likely-than-not that the net operating losses that existed at September 30, 2006 would be realized.

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

Upon adoption of FIN 48 during the first quarter of fiscal 2008, we accounted for our change in reserve for uncertain tax positions as a $0.3 million decrease to the beginning balance of retained earnings in our consolidated balance sheet. The Company’s unrecognized tax benefits totaled $2.0 million at October 1, 2007 and at June 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.7 million at October 1, 2007 and $1.6 million at June 30, 2008. The Company estimates it may recognize $0.3 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. Accumulated interest and penalties was $0.2 million at adoption of FIN 48. For the three and nine months ended June 30, 2008, we recorded $0.1 million and $0.2 million, respectively, of interest and penalties in our current income tax provision.

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

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At June 30, 2008, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock plans. At June 30, 2008, approximately 1.7 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three months and nine months ended June 30, 2007, compensation expense recognized related to stock options was $0.1 million and $1.0 million, respectively. For the three months and nine months ended June 30, 2008, compensation expense recognized related to stock options was $0.6 million and $2.2 million, respectively. Compensation expense recognized related to stock options for the nine months ended June 30, 2008, includes $0.5 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested stock options in fiscal 2006 and 2007.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three months and nine months ended June 30, 2007, compensation expense recognized related to RSUs was $0.7 million and $1.2 million, respectively. For the three months and nine months ended June 30, 2008, compensation expense recognized related to RSUs was $0.9 million and $5.1 million, respectively. Compensation expense recognized related to RSUs for the nine months ended June 30, 2008, includes $1.7 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested RSUs in fiscal 2006 and 2007.

2. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income (loss) for the three months and nine months ended June 30, 2007, and 2008, are as follows:

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2007	2008	2007	2008
Net income (loss)	$(14,391)	$11,405	$(22,424)	$31,637
Foreign currency translation adjustments	610	923	2,054	1,282
Comprehensive income (loss)	$(13,781)	$12,328	$(20,370)	$32,919

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $28.6 million and $29.1 million at September 30, 2007 and June 30, 2008, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2007 and June 30, 2008, accumulated amortization of deferred contract costs was $20.5 million and $23.7 million, of which $5.7 million and $6.8 million is the accumulated amortization of capital lease assets included in deferred costs, respectively.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill, by each of the Company’s business segments, for the nine months ended June 30, 2008 are as follows (dollars in thousands):

	Consulting	Systems	Operations	Total

Balance as of September 30, 2007 per Form 10-K	$10,902	$42,154	$33,030	$86,086
Goodwill activity during period related to discontinued operations	(861)	(1,649)	-	(2,510)
Balance as of June 30, 2008	$10,041	$40,505	$33,030	$83,576

During the quarter ended June 30, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary and Security Solutions division and allocated $0.9 million and $1.6 million, respectively, of goodwill to these business units which were reported as discontinued operations. The goodwill allocated to these business units is reclassified to noncurrent assets of discontinued operations on the condensed consolidated balance sheet as of September 30, 2007.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2007			As of June 30, 2008
	Cost	Accumulated amortization	Intangible assets, net	Cost	Accumulated amortization	Intangible assets, net

Non-competition agreements	$3,275	$3,257	$18	$2,075	$2,075	$—
Technology-based intangibles	4,870	3,421	1,449	4,870	4,095	775
Customer contracts and relationships	6,475	4,339	2,136	6,175	4,498	1,677
Total	$14,620	$11,017	$3,603	$13,120	$10,668	$2,452

Intangible assets from acquisitions are amortized over five to ten years. The weighted-average amortization period for intangible assets is approximately six years. For the three and nine months ended June 30, 2008, intangible amortization expense was $0.4 million and $1.1 million, respectively, compared to $0.4 and $1.3 for the same periods in fiscal 2007. The estimated amortization expense for the years ending September 30, 2008, 2009, 2010, 2011 and 2012 is $1.5 million, $1.1 million, $0.4 million, $0.4 million, and $0.2 million, respectively.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. MAXIMUS has since entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007 and the nine months ended June 30, 2008, the Company recorded $10.0 million and $1.7 million, respectively, in legal costs related to the arbitration. These amounts represent costs incurred through June 30, 2008 of $11.1 million and an estimate of future probable legal costs of $0.6 million. It is reasonably possible that the estimate of future probable legal costs of $0.6 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. Through June 30, 2008, the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In 2003, MAXIMUS contracted to provide an integrated case management system and related services for a certain City. The City has alleged that the Company failed to satisfy various contractual requirements, and the Company disputes those allegations. In the interest of avoiding the costs, risks and distraction of litigation, the parties have agreed in principle to a mutual termination of the contract and settlement of the claims. Under the terms of the settlement, MAXIMUS will pay the City $5.0 million and forgive outstanding accounts receivable of $2.0 million. Concurrent with the settlement, the City and MAXIMUS will enter into an agreement to provide maintenance on the system on an hourly rate basis. Accordingly, the Company has recorded a charge of $7.0 million classified in legal and settlement expense during the quarter ended June 30, 2008. Should the settlement not be finalized, the matter might result in litigation between the parties. The Company cannot predict the outcome or resolution of any such legal proceeding or the impact it may have on the Company’s operating results or financial condition, although the Company believes it has a meritorious case. The contract between the parties sets forth a limitation on the Company’s liability of $10.0 million.

Credit Facilities and Performance Bonds

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The Company also has two letters of credit in connection with insurance policies, which total approximately $0.4 million. The letters of credit for insurance policies expire in May 2009 and automatically renew annually, thereafter.

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At June 30, 2008, letters of credit totaling $14.4 million are outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2008. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At June 30, 2007 and 2008, the Company had performance bond commitments totaling $80.6 million and $86.3 million, respectively.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $2.0 million and $0.8 million were outstanding related to these lease arrangements for new equipment at September 30, 2007 and June 30, 2008, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Income (loss) from continuing operations	$(14,830)	$9,804	$(23,943)	$29,355
Income from discontinued operations	439	1,601	1,519	2,282
Net income (loss)	$(14,391)	$11,405	$(22,424)	$31,637

Denominator:
Basic weighted average shares outstanding	21,998	18,648	21,767	19,235

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	—	171	—	236
Denominator for diluted earnings (loss) per share	21,998	18,819	21,767	19,471

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

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS will purchase an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (“VWAP”) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion.  The repurchase agreement caps the number of shares that could be required to be issued at 10,800,000. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement, the price adjustment will be recorded as equity. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash will be recorded as a decrease to treasury stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

8. Segment Information

The following table provides certain financial information related to continuing operations for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Revenue:
Consulting	$19,218	$19,736	$59,624	$55,246
Systems	30,178	28,671	92,736	86,368
Operations	140,277	157,917	364,498	465,706
Total	$189,673	$206,324	$516,858	$607,320

Gross Profit:
Consulting	$8,916	$7,782	$26,415	$21,078
Systems	7,207	5,586	23,296	17,798
Operations	40,360	41,870	65,306	119,593
Total	$56,483	$55,238	$115,017	$158,469

Selling, General, and Administrative expense:
Consulting	$7,324	$7,316	$22,177	$21,201
Systems	11,117	11,195	29,405	32,900
Operations	15,794	18,073	49,616	53,302
Corporate/Other	(108)	224	(800)	547
Total	$34,127	$36,808	$100,398	$107,950

Income (loss) from Operations:
Consulting	$1,592	$466	$4,238	$(123)
Systems	(3,910)	(5,609)	(6,109)	(15,102)
Operations	24,566	23,797	15,690	66,291
Consolidating adjustments	108	(224)	800	(547)
Gain (gain adjustment) on sale of Corrections Services business	(233)	—	451	—
Gain on sale of building	—	3,938	—	3,938
Legal and settlement expense	(33,010)	(7,675)	(42,114)	(8,606)
Total	$(10,887)	$14,693	$(27,044)	$45,851

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

10.  Texas Integrated Eligibility Project

During the three months ended June 30, 2007, the Texas Integrated Eligibility project favorably impacted our results by $2.1 million, which included a pre-tax operating profit of $3.6 million partially offset by a provision of $1.5 million for legal and settlement expense related to the ongoing arbitration process with Accenture. The pre-tax operating profit of $3.6 million included a $3.2 million non-recurring benefit related to the collection of previously reserved accounts receivable. During the nine months ended June 30, 2007, the Texas Integrated Eligibility project adversely impacted our results by $33.2 million, which included a pre-tax operating loss $25.4 million and a provision of $7.8 million for legal and settlement expense related to the ongoing arbitration process with Accenture. See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for additional information.

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

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2007	2008	2007	2008

District of Columbia Contract Investigation and Related Settlement	$31,660	$—	$31,964	$(19)
Justice Solutions Project	—	6,975	—	6,975
Computer Equipment Leases Settlement.	(150)	—	(150)	—
Texas Integrated Eligibility Project.	1,500	700	7,800	1,650
Ontario Child Support Project Settlement	—	—	2,500	—
Total	$33,010	$7,675	$42,114	$8,606

See “Note 5. Commitments and Contingencies” above and “Special Considerations and Risk Factors” in Exhibit 99.1 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for additional information.

12.  Sale of Corrections Services Business

During the quarter ended December 31, 2006, the Company sold its Corrections Services business for cash proceeds of $2.2 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.7 million. During the quarter ended June 30, 2007, the Company recorded an adjustment to this pre-tax gain of $0.2 million to reflect the impact of a post-closing balance sheet adjustment to the sale price that was contemplated as part of the arrangement. The adjustment to the pre-tax gain of $0.2 million and the cumulative pre-tax gain of $0.5 million have been classified as gain (gain adjustment) on sale of Corrections Services business in the condensed consolidated statement of operations. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

13. Sale of Building

During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative office building in McLean, Virginia for proceeds of $5.9 million, net of transactions costs of $0.2 million, and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as gain on sale of building in the condensed consolidated statement of operations.

14. Discontinued Operations

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction cost of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. The Security Solutions division was previously reported as part of the Company’s Systems Segment.

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the current management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2008	2007	2008

Revenue	$6,884	$1,688	$19,914	$13,226

Income (loss) from operations before income taxes	$725	$(206)	$2,511	$936
Provision (benefit) for income taxes	286	(81)	992	380
Income (loss) from discontinued operations	$439	$(125)	$1,519	$556

Gain on disposal before income taxes	—	$2,853	—	$2,853
Provision for income taxes	—	1,127	—	1,127
Gain on disposal	—	$1,726	—	$1,726

Income from discontinued operations	$439	$1,601	$1,519	$2,282

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2007	As of June 30, 2008

Accounts receivable – billed	$5,673	$347
Accounts receivable – unbilled	1,289
Prepaid expenses and other current assets	92
Current assets of discontinued operations	$7,054	$347

Property and equipment, net	$247	$—
Goodwill	2,510	—
Other assets, net	61	—
Noncurrent assets of discontinued operations	$2,818	$—

Accounts payable	$3,555	$200
Accrued compensation and benefits	1,088	—
Current portion of deferred revenue	141	—
Other accrued liabilities	673	—
Current liabilities of discontinued operations	$5,457	$200

15.  Subsequent Events

Dividend

On July 7, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 29, 2008, to shareholders of record on August 15, 2008.

Acquisition

On August 1, 2008, the Company acquired 100% of the shares of Westcountry Training and Consultancy Service (“WTCS”) Limited, a privately-owned employment and training company in the United Kingdom that specializes in helping people who are disadvantaged in the labor market gain employment. The purchase price for the shares is £3.0 million (approximately $6.0 million U.S.). Per the terms of the share purchase agreement, additional consideration of approximately £0.5 million (approximately $1.0 million U.S.) may be paid based on the achievement of certain future performance objectives. WTCS is part of the Company’s Operations Segment.

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

Business Overview

We are a leading provider of consulting, systems solutions and operations program management primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom. For the fiscal year ended September 30, 2007, we had revenue of $738.6 million and net loss of $8.3 million. For the nine months ended June 30, 2008, we had revenue of $607.3 million and net income of $31.6 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands, except per share data)	2007	2008	2007	2008
Revenue	$189,673	$206,324	$516,858	$607,320
Gross profit	$56,483	$55,238	$115,017	$158,469
Legal and settlement expense	$33,010	$7,675	$42,114	$8,606
Income (loss) from operations	$(10,887)	$14,693	$(27,044)	$45,851

Operating margin (loss) percentage	(5.7)%	7.1%	(5.2)%	7.6%

Selling, general and administrative expense	$34,127	$36,808	$100,398	$107,950
Selling, general and administrative expense as a percentage of revenue	18.0%	17.8%	19.4%	17.8%

Net income (loss)	$(14,391)	$11,405	$(22,424)	$31,637

Earnings (loss) per share:
Basic	$(0.65)	$0.61	$(1.03)	$1.64
Diluted	$(0.65)	$0.61	$(1.03)	$1.62

Revenue for the three months ended June 30, 2008 was $206.3 million, compared to $189.7 million for the same period in fiscal 2007. Revenue for the nine months ended June 30, 2008 was $607.3 million, compared to $516.9 million for the same period in fiscal 2007. The increase in revenue in both periods is attributable to organic growth driven by new work in the Operations Segment and the transformation of the Texas contract to a direct service agreement.

Income from operations for the three months ended June 30, 2008 was $14.7 million, compared to a loss from operation of $10.9 million for the same period in fiscal 2007. The increase in income from operations of $25.6 million is primarily driven by a $25.3 million reduction in legal and settlement expense.

Income from operations for the nine months ended June 30, 2008 was $45.9 million, compared to a loss from operations of $27.0 million for the same period in fiscal 2007. The increase in income from operations of $72.9 million is primarily driven by $50.6 million of improvements in the Operations Segment related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement, and a $33.5 million reduction in legal and settlement expense.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended June 30, 2008 was 17.8%, compared to 18.0% for the same period in fiscal 2007, and was 17.8% for the nine months ended June 30, 2008, compared to 19.4% for the same period in fiscal 2007. The improvement in SG&A as a percentage of revenue in both periods is driven primarily by revenue growth and expansion of gross margin.

Also included in SG&A were $7.3 million and $2.2 million of non-cash, equity-based compensation related to stock options and RSUs for the nine months ended June 30, 2008 and 2007, respectively. During the three months ended December 31, 2007 the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs.  The impact was an underestimated stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company has corrected this error by recording additional stock compensation expense of $2.2 million for a total non-cash equity based expense in the first quarter of fiscal 2008.

Provision for income taxes for the three months ended June 30, 2007 was $5.1 million which consisted of:

•                  a $4.5 million tax benefit related to legal and settlement expenses of $33.0 million (portions of the settlement expense related to the District of Columbia matter are not tax deductible), and

•                  a $9.6 million tax provision at 41.0% on income from continuing operations before incomes taxes of $23.2 million (loss from continuing operations before income taxes of $9.8 million less legal and settlement expenses of $33.0 million).

Provision for income taxes for the three months ended June 30, 2008 was 35.4% of income from continuing operations before income taxes (38.6% excluding the impact of a provision-to-tax return true-up).

Provision for income taxes for the nine months ended June 30, 2007 was $0.1 million which consisted of:

•                  a $8.3 million tax benefit related to legal and settlement expenses of $42.1 million (portions of the settlement expense related to the District of Columbia matter are not tax deductible),

•                  a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses, and

•                  a $7.7 million tax provision at 42.0% on income from continuing operations before incomes taxes of $18.3 million (loss from continuing operations before income taxes of $23.8 million less legal and settlement expenses of $42.1 million).

Provision for income taxes for the nine months ended June 30, 2008 was 38.8% of income from continuing operations before income taxes.

Net income for the three months ended June 30, 2008 was $11.4 million, or $0.61 per diluted share, compared with a net loss of $14.4 million, or $0.65 per diluted share, for the same period in fiscal 2007. The increase in net income of $25.8 million is primarily attributable to the aforementioned reasons listed above that also increased the Company’s income from operations.

Net income for the nine months ended June 30, 2008 was $31.6 million, or $1.62 per diluted share, compared with a net loss of $22.4 million, or $1.03 per diluted share, for the same period in fiscal 2007. The increase in net income of $54.0 million is primarily attributable to the aforementioned reasons listed above that also increased the Company’s income from operations by $72.9 million, partially offset by increased income taxes of $18.5 million.

Consulting Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$19,218	$19,736	$59,624	$55,246
Gross profit	8,916	7,782	26,415	21,078
Operating income (loss)	1,592	466	4,238	(123)

Operating margin (loss) percentage	8.3%	2.4%	7.1%	(0.2)%

The Consulting Segment is comprised of financial services (which includes child welfare, cost services, school-based claiming, and federal healthcare reimbursement services), educational services, and technical services.

Revenue increased 2.7% for the three months ended June 30, 2008, compared to the same period in fiscal 2007. Operating margin percentage decreased to 2.4% for the three months ended June 30, 2008 from 8.3% in the same period in fiscal 2007. The decrease in operating margin percentage compared to the same period in fiscal 2007 is primarily attributable to the shift away from contingent-based federal claiming work and incurring additional project costs to develop new market areas, such as Medicaid fraud, waste and abuse.

Revenue decreased 7.3% for the nine months ended June 30, 2008, compared to the same period in fiscal 2007. Operating margin (loss) percentage decreased to(0.2)% for the nine months ended June 30, 2008 from 7.1% in the same period in fiscal 2007. The decrease in revenue and operating margin percentage compared to the same period in fiscal 2007 is primarily attributable to the timing and billing of work and the financial services division due to (1) a $2.3 million charge related to a legacy federal claiming project which may be recovered pending the outcome of the client’s recovery appeal and (2) the shift away from contingent-based federal claiming work and incurring additional project costs to develop new market areas, such as Medicaid fraud, waste and abuse.

Systems Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$30,178	$28,671	$92,736	$86,368
Gross profit	7,207	5,586	23,296	17,798
Operating income (loss)	(3,910)	(5,609)	(6,109)	(15,102)

Operating margin (loss) percentage	(13.0)%	(19.6)%	(6.6)%	(17.5)%

The Systems Segment develops and implements both third party and proprietary software in five divisions: justice solutions, asset solutions, educational systems, and enterprise resource planning (ERP) solutions.

Revenue decreased 5.0% for the three months ended June 30, 2008, compared to the same period in fiscal 2007. The decrease in revenue is primarily due to lower license revenue as compared to the same period in fiscal 2007. Loss from operations for the three months ended June 30, 2008 was $5.6 million, compared to loss from operations of $3.9 million for the same period in fiscal 2007. The increase in loss from operations of $1.7 million is primarily attributable to lower license revenue, software development expense, and contractual commitments in the educational systems and justice solutions divisions, partially offset by strong financial results in the asset solutions and ERP divisions.

Revenue decreased 6.9% for the nine months ended June 30, 2008, compared to the same period in fiscal 2007. Loss from operations for the nine months ended June 30, 2008 was $15.1 million, compared to loss from operations of $6.1 million for the same period in fiscal 2007. The increase in loss from operations of $9.0 million is primarily attributable to lower license revenue, software development expense, and contractual commitments in the educational systems and justice solutions divisions, partially offset by strong financial results in the asset solutions and ERP divisions.

Operations Segment

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Revenue	$140,277	$157,917	$364,498	$465,706
Gross profit	40,360	41,870	65,306	119,593
Operating income (loss)	24,566	23,797	15,690	66,291

Operating margin (loss) percentage	17.5%	15.1%	4.3%	14.2%

The Operations Segment includes health services, human services, and federal outsourcing and operations work.

Revenue increased 12.6% for the three months ended June 30, 2008, compared to the same period in fiscal 2007. The increase in revenue is primarily driven by organic growth. Income from operations for the three months ended June 30, 2008 was $23.8 million, compared to income from operations of $24.6 million for the same period in fiscal 2007 which included a $3.2 million non-recurring benefit related to the collection of previously reserved accounts receivable on the now-terminated Texas subcontract with Accenture.

Revenue increased 27.8% for the nine months ended June 30, 2008, compared to the same period in fiscal 2007. The increase in revenue is primarily driven by organic growth and also included approximately $6.9 million of revenue principally related to hardware and software for a large health project. Income from operations for the nine months ended June 30, 2008 was $66.3 million, compared to a income from operations of $15.7 million for the same period in fiscal 2007. The increase in income from operations of $50.6 million is driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

Interest and Other Income, Net

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Interest and other income, net	$1,131	$490	$3,223	$2,098
Percentage of revenue	0.6%	0.2%	0.6%	0.4%

Interest and other income for the three months ended June 30, 2008 was $0.5 million, compared to $1.1 million for the same period in fiscal 2007. The decrease in interest and other income of $0.6 million is primarily attributable to a $1.1 million reduction in interest income due to lower balances of cash, cash equivalents and marketable securities related to the $150.0 million Accelerated Share Repurchase that was completed on November 15, 2007, partially offset by $0.5 million of favorable unrealized, non-cash foreign currency gains and other items.

Interest and other income for the nine months ended June 30, 2008 was $2.1 million, compared to $3.2 million for the same period in fiscal 2007. The decrease in interest and other income of $1.1 million is primarily attributable to (1) a $2.4 million reduction in interest income due to lower balances of cash, cash equivalents and marketable securities related to the $150.0 million Accelerated Share Repurchase and (2) a weakening of the Canadian dollar which resulted in $1.0 million of unrealized, non-cash foreign currency losses on loans to our Canadian subsidiaries for the nine months ended June 30, 2007, compared to $0.1 million of unrealized, non-cash foreign currency gains for the nine months ended June 30, 2008.

Discontinued Operations

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2008	2007	2008

Income (loss) from operations before income taxes	$725	$(206)	$2,511	$936
Provision (benefit) for income taxes	286	(81)	992	380
Income (loss) from discontinued operations	$439	$(125)	$1,519	$556

Gain on disposal before income taxes	—	$2,853	—	$2,853
Provision for income taxes	—	1,127	—	1,127
Gain on disposal	—	$1,726	—	$1,726

Income from discontinued operations	$439	$1,601	$1,519	$2,282

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction cost of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million during the three months ended June 30, 2008. The Security Solutions division was previously reported as part of the Company’s Systems Segment.

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the current management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

Liquidity and Capital Resources

	Nine months ended June 30,
(dollars in thousands)	2007	2008
Net cash provided by (used in):
Operating activities	$59,347	$38,092
Investing activities	(14,890)	122,973
Financing activities	7,103	(153,593)
Net increase (decrease) in cash and cash equivalents	$51,560	$7,472

Cash provided by operating activities for the nine months ended June 30, 2008 was $38.1 million, compared to $59.3 million for the same period in fiscal 2007. Cash provided by operating activities for the nine months ended June 30, 2008 consisted of net income of $31.6 million, cash provided by discontinued operations of $0.5 million, and non-cash items aggregating $21.1 million, less cash used by changes in assets and liabilities of $15.1 million. Non-cash items consisted of depreciation and amortization of $14.1 million, non-cash equity based compensation of $7.3 million, and deferred income taxes of $5.8 million, offset by gain on sale of building of $3.9 million and income from discontinued operations of $2.3 million. Cash used by changes in assets and liabilities reflected increases in accounts receivable-unbilled of $8.8 million, decreases in deferred revenue of $5.7 million and income taxes payable of $7.9 million, offset by decreases in deferred contacts costs of $2.7 million, accounts receivable – billed of $0.5 million, prepaid expenses of $0.2 million, other assets of $0.9 million, and increases in accounts payable of $0.9 million, accrued compensation of $1.1 million, and other liabilities of $1.0 million.

Cash provided by operating activities for the nine months ended June 30, 2007 was $59.3 million and consisted of net loss of $22.4 million, cash provided by discontinued operations of $4.3 million, and non-cash items aggregating $5.4 million, plus cash provided by changes in assets and liabilities of $72.0 million. Non-cash items consisted of depreciation and amortization of $15.5 million, non-cash equity based compensation of $2.2 million, offset by deferred income taxes of $10.3 million, gain on sale of business of $0.5 million and income from discontinued operations of $1.5 million. Cash provided by changes in assets and liabilities reflected decreases in accounts receivable-billed of $29.5 million, accounts receivable-unbilled of $5.5 million, income taxes receivable of $5.4 million, deferred contract costs of $2.8 million, other assets $3.4 million and prepaid expenses of $1.4 million, and an increase in other liabilities of $31.5 million, accrued compensation of $3.6 million, offset by decreases in accounts payable of $2.4 million and deferred revenue of $8.7 million.

Cash provided by investing activities for the nine months ended June 30, 2008 was $123.0 million, compared to $14.9 million of cash used in investing activities for the same period in fiscal 2007. Cash provided by investing activities for the nine months ended June 30, 2008 consisted of net maturities of marketable securities of $126.2 million, proceeds from sale of building of $5.9 million and proceeds from sales of discontinued operations of $4.6 million, offset by purchases of property and equipment of $8.4 million and expenditures for capitalized software costs of $5.5 million. Cash used in investing activities for the nine months ended June 30, 2007 consisted of purchases of marketable securities (net) of $6.4 million, purchases of property and equipment of $7.4 million, expenditures for capitalized software costs of $2.9 million, offset by proceeds from the sale of business of $1.9 million.

Cash used in financing activities for the nine months ended June 30, 2008 was $153.6 million, compared to $7.1 million of cash provided by financing activities for the same period in fiscal 2007. Cash used in financing activities for the nine months ended June 30, 2008 consisted of repurchase of shares under the Accelerated Share Repurchase program plus related fees of $150.4 million, dividends paid of $5.9 million and principal payments on capital leases of $1.2 million, offset by the exercise of employee stock options of $3.4 million and equity-based tax benefits of $0.6 million. Cash provided by financing activities for the nine months ended June 30, 2007 consisted of the exercise of employee stock options of $11.8 million and equity-based tax benefits of $3.1 million, offset by dividends paid of $6.5 million and principal payments on capital leases of $1.3 million.

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

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS will purchase an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. At the completion of the ASR agreement, the Company’s initial price under the ASR agreement will be adjusted up or down based on the volume-weighted average price (“VWAP”) of the stock during this period. Such adjustment may be settled in cash or stock at the Company’s discretion.  The repurchase agreement caps the number of shares that could be required to be issued at 10,800,000. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement, the price adjustment will be recorded as equity. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash will be recorded as a decrease to treasury stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

Our working capital at June 30, 2008 was $159.6 million. At June 30, 2008, we had cash and cash equivalents of $77.9 million and no debt, except for lease obligations. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2008, $5.4 million in net costs had been incurred and reported as deferred contract costs on our June 30, 2008 consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. In March 2006, in connection with another long-term contract, the Company issued a standby letter of credit in the amount of $4.0 million. The letter of credit, which expires on September 30, 2008, may be called by the customer in the event the Company defaults under the terms of the contract. The Company also has two letters of credit in connection with insurance policies, which total approximately $0.4 million. The letters of credit for insurance policies expire in May 2009 and automatically renew annually, thereafter.

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At June 30, 2008, letters of credit totaling $14.4 million are outstanding under the Credit Facility.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. At June 30, 2008, capital lease obligations of $0.8 million were outstanding related to these lease arrangements for new equipment.

At June 30, 2008, we classified accounts receivable of $1.7 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On July 7, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend is payable on August 29, 2008, to shareholders of record on August 15, 2008.

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

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. MAXIMUS has since entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

The Company believes that its positions are meritorious and that Accenture’s positions are without merit, including Accenture’s unjustified issuance of a default notice with respect to the CHIP operations. During the fiscal year ended September 30, 2007 and the nine months ended June 30, 2008, the Company recorded $10.0 million and $1.7 million, respectively, in legal costs related to the arbitration. These amounts represent costs incurred through June 30, 2008 of $11.1 million and an estimate of future probable legal costs of $0.6 million. It is reasonably possible that the estimate of future probable legal costs of $0.6 million will change due to future developments. The Company will continue to aggressively pursue its rights and remedies against Accenture to resolve the current dispute. The arbitration hearing has been postponed and a new schedule has not yet been established but it will not likely occur this fiscal year. The Company cannot predict the outcome of the arbitration proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition, and therefore no accrual for this loss contingency has been recorded on the balance sheet.

(b) In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it has breached its contract with the State. During the fiscal year ended September 30, 2007, the Company recorded $0.2 million in legal costs related to this matter. Through June 30, 2008, the Company had incurred costs of $0.1 million and accrued an estimate of future probable legal costs of $0.1 million. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company’s operating results or financial condition.

(c) In 2003, MAXIMUS contracted to provide an integrated case management system and related services for a certain City. The City has alleged that the Company failed to satisfy various contractual requirements, and the Company disputes those allegations. In the interest of avoiding the costs, risks and distraction of litigation, the parties have agreed in principle to a mutual termination of the contract and settlement of the claims. Under the terms of the settlement, MAXIMUS will pay the City $5.0 million and forgive outstanding accounts receivable of $2.0 million. Concurrent with the settlement, the City and MAXIMUS will enter into an agreement to provide maintenance on the system on an hourly rate basis. Accordingly, the Company has recorded a charge of $7.0 million classified in legal and settlement expense during the quarter ended June 30, 2008. Should the settlement not be finalized, the matter might result in litigation between the parties. The Company cannot predict the outcome or resolution of any such legal proceeding or the impact it may have on the Company’s operating results or financial condition, although the Company believes it has a meritorious case. The contract between the parties sets forth a limitation on the Company’s liability of $10.0 million.

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

MAXIMUS, INC.

Date: August 7, 2008	By:	/s/ David N. Walker
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