Form 10-K
period 2008-09-30
MAXIMUS INC
filed 2008-12-15
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Large accelerated filer     ☐     Accelerated filer     ☒     Non-accelerated filer     ☐     Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐  NO  ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2008 was $580,269,794 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 17,655,225 shares of the registrant’s Common Stock outstanding as of November 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on March 18, 2009, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2008

PART I

ITEM 1.                             Business.

General

We provide consulting services and operations program management focused in the areas of health and human services primarily to government. Since our inception in 1975, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced technological solutions to make government operations more efficient and cost-effective while improving the quality of services provided to program beneficiaries. We operate primarily in the United States and have had contracts with government agencies in all 50 states, Canada, Australia, Israel, and the United Kingdom.

Over the last five years, our core health and human services business has experienced consistent demand levels despite budgetary and fiscal challenges that many states faced during 2003. Beginning in 2004, state financial conditions returned to healthier levels from increased tax receipts. This, coupled with legislation such as the Deficit Reduction Act of 2005, the extension of State Children’s Health Insurance Program (SCHIP) and Medicare Improvements for Patients and Providers Act (MIPPA) has kept demand levels steady.

In 2008, many states experienced budgetary and fiscal challenges; however, we have not experienced any material change in demand. We believe that the need for our services is reasonably insulated since we provide state and federal clients with administrative services for critical programs including Medicaid, Medicare and SCHIP. We believe we remain well positioned to benefit from increasing demand by government clients who are dealing with increasing caseloads in government-run health and human service programs as a result of the economic downturn. Nevertheless, protracted fiscal pressures could adversely impact our business.

Fiscal 2006 and 2007 results were impacted by a $49.4 million, and $25.2 million loss, respectively, on the Texas Integrated Eligibility project. Up until February 2007, we served as a subcontractor to Accenture providing services to the Texas Health and Human Services Commissions’ (TX HHSC). In February 2007, we terminated our subcontract with Accenture and in March 2007, the TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its State Children’s Health Insurance Program (SCHIP) and to provide enrollment broker services for its Medicaid program. We continue to provide services under these programs, but on a profitable basis.

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS. Accordingly, the Company has recorded a pre-tax charge of $37.5 million in legal and settlement expense in the accompanying consolidated statements of operations in the fourth quarter of fiscal 2008. The corresponding accrued liability related to the settlement is included in other accrued liabilities as of September 30, 2008 in the accompanying consolidated balance sheets. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

In fiscal 2008, MAXIMUS divested five business units in order to focus on its core health and human services business portfolio to become the leading pure-play in the consulting and administration of government health and human services programs.

For the fiscal year ended September 30, 2008, we had revenue of $745.1 million and net income of $6.7 million. As a result of the five divestitures, financial results reflect the impact of a net loss from discontinued operations totaling $21.6 million which includes an after-tax loss on disposal of $5.6 million.

Market Overview

Our primary customers are state and local government agencies, but a portion of our business also comes from a variety of federal agencies and commercial customers. In fiscal 2008, approximately 74% of our total revenue was derived from state and local government agencies, 7% from federal government agencies, 16% from foreign customers, and 3% from other sources (such as commercial customers).

We believe we are well positioned to benefit from demand for consulting services and operations program management in an environment where governments are required to maintain or improve services to an increasing number of constituents in a difficult economic climate. We believe governments will continue to review current program operations and seek improved operating capability and cost savings through the use of partnering and managed services. For example, many states are in the process of considering changes to how they administer entitlement programs and are seeking new ways to find cost savings by implementing new systems and business process reengineering. Much of our work is related to federally mandated and federally funded programs such as Medicaid, SCHIP, and Temporary Assistance to Needy Families (TANF). As a result, we expect the underlying demand for our existing programs to remain stable due to the fundamental need and federal mandate for governments to provide these services to beneficiaries. In addition, we believe governments will continue to upgrade technology in order to increase cost efficiency and program productivity. To achieve these results, many government agencies are engaging outsourcing business services firms, such as MAXIMUS, for help.

We deliver valued-added services to government agencies by providing consulting services and operations program management that help governments operate more efficiently and effectively. Demand for each of our services is contingent upon specific factors related to our vertical markets and we believe that several factors which impact government spending will drive increased demand for our services, including:

•                  The requirement of state governments that are running federally-mandated and federally-funded programs to efficiently and cost-effectively meet minimum federal requirements in order to maintain federal funding levels. The expectation that state governments will experience rising demand for these federally funded programs as a result of the economic environment which is expected to drive increasing caseloads particularly in health care and employment programs.

•                  The requirement of state governments to implement federal initiatives such the Deficit Reduction Act of 2005, which reauthorizes TANF and touches upon a number of key health and human service issues including Medicaid program reforms and requires states to engage more TANF cases in productive activities leading to self-sufficiency.

•                  The need for governments to operate more programs with the same level of resources. Consequently, government clients possess the desire to outsource programs to companies that have greater flexibility in balancing resources (such as workforce) with demand. With rising caseloads, we believe that clients may seek additional partnering or managed services options to manage increasing demand for government funded programs.

•                  The impact of continued budgetary pressures on governments, including the need for the vast majority of states to maintain balanced budgets. These budgetary requirements increase the desire by governments to seek and maximize federal funding to which they are entitled.

As a result, governments seek to utilize outside companies such as MAXIMUS that possess the knowledge and resources to efficiently operate federally-funded programs and maintain minimum federal requirements in order to achieve the maximum federal funding as well as to secure additional federal dollars, in areas such as Medicaid, on their behalf.

Our Business Segments

The following discussion describes our business segments and each of our operating divisions within the business segments as they existed on September 30, 2008. From time to time, we implement certain organizational or management changes that realign our internal infrastructure and enable us to better manage our business.

Operations Segment:

Our Operations Segment generated approximately 84% of our total revenue in fiscal 2008. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Operations Segment provides a variety of program management and operations support services for state, Federal, and county funded public programs, and focuses on the delivery of administrative services for government health and human services programs including Medicare, Medicaid, SCHIP, TANF and related workforce services programs, and child support enforcement programs. Our Operations Segment provides these services through the following divisions:

Child Support Division. The Child Support Division provides managed services, consulting, and system support services to state and local child support programs. These services include full and specialized child support case-management services, call center operations, and program and systems consulting services. The division works with the child support agencies to optimize their ability to meet their program goals, including increasing the numbers of child support cases with orders for support, as well as collections on current support due and payment on arrearages.

Federal Operations. The Federal Operations group contracts with federal agencies, to support health, human services, and justice programs. Using an experienced staff of legal and clinical professionals, we conduct health care reconsiderations (appeals) of disputed health insurance coverage denials. We provide these services on behalf of the Centers for Medicare and Medicaid Services (CMS) (for Medicare Parts A, C, and D), for the U.S. Office of Personnel Management (OPM), and for more than 30 state health regulatory agencies. We are also designated by CMS as a QIO-like entity (Quality Improvement Organization) and provide health care quality assurance to a number of agencies. We serve as the National Quality Monitoring Contractor for the U.S. Department of Defense TRICARE program, and perform medical peer review for the Department of Veterans Affairs and the U.S. Coast Guard. Under contract with the Social Security Administration, we operate the Ticket to Work Program which provides Social Security disability beneficiaries with access to workforce services. We also provide the U.S. Department of Justice and the Drug Enforcement Administration with professional investigative and asset management services.

Health Services Division. The Health Services Division provides a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on eligibility and enrollment for state programs such as Medicaid Managed Care and SCHIP. Under these public health programs we provide: beneficiary outreach and education, application assistance, eligibility support services, enrollment counseling, program data collection and reporting, and premium collection and processing. We deliver these services through customized automated information systems; design and development of print and web-based program educational materials; and full-service multi-contact customer service centers that include on-site multilingual assistance.

Workforce Services Division. The Workforce Services Division manages government workforce-centered service programs in the United States, Australia, United Kingdom, and Israel. We help disadvantaged individuals transition from government assistance programs to employment and independence by providing comprehensive services, including eligibility determination, case management, job readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. Additionally, we offer assistance to employers in accessing tax credit benefits and advocacy services for youth and disabled persons in the United States and rehabilitation services in Australia.

Consulting Segment:

Our Consulting Segment generated approximately 16% of our total revenue in fiscal 2008. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Consulting Segment provides management and financial consulting services for state and local clients, focusing on services that directly support health and welfare. The Segment serves to create business opportunities for our core Operations Segment while also providing the government market with a consulting option for improving program operations, performance and integrity. The Consulting Segment provides services through the following divisions:

Program Performance Division. Our Program Performance Division helps clients analyze and optimize their business operations. Our services and solutions focus on the health and human services marketplace and include the following:

•                  Health and Human Services Consulting – We offer consulting services to optimize eligibility and enrollment process and call center design. We design and implement outreach and education materials, client advocacy programs, human capital management strategies, and health and human services portals. We also provide program analytics and program quality assurance processes and practices.

•                  Financial Services Consulting – We provide consulting services that help state, county, and community-based child welfare agencies comply with federal regulations and improve the outcomes for children and their families. We assist local governments in their efforts to recover available funding from state and federal agencies. We provide cost allocation advisory services, user fee program design and implementation and school based cost accounting.

•                  Environmental “Go Green” Program Services – We offer implementation and associated process reengineering for recycling and other environment programs, allowing for the effective administration and management of associated operations and funding. The division is currently implementing the Division of Recycling Integrated Information System (DORIIS) for the California Department of Conservation.

Program and Systems Integrity Services Division. We help government organizations plan and monitor large-scale program and technology systems initiatives. Our services include the following:

•                  Technology Support Services – We assist government agencies in planning, securing funding, procuring, and implementing information systems. We also provide the application of standards-based project management, quality assurance, and independent verification and validation services for government programs such as Medicaid, Child Welfare, Child Support Enforcement, Unemployment Compensation, Eligibility/TANF, and WIC/EBT.

•                  Payment Error Rate Measurement Program Services (PERM) – We offer PERM program services by providing analysis of historical data pertaining to eligibility decisions for Medicaid and SCHIP.

•                  Third Party Liability Services – We provide services aimed at helping state health programs avoid and recapture erroneous government health program payments to providers.

•                  Fraud, Waste and Abuse Services – We assist states in meeting their financial objectives through reducing healthcare payments related to fraud, waste, and abuse as well as recovering overpayments made to service providers.

Educational Services Division. Our Educational Services Division provides a unique set of innovative management tools and professional consulting services for all levels of the educational system.

•                  K-12 Special Education – We offer TIENET®, a proven solution to manage instruction, assessment, intervention and special education. Our special education case management application includes electronic Individualized Educational Program (IEP) software and special education case management software to ensure compliance with federal and state laws including the No Child Left Behind Act of 2001 (NCLB). We also offer AutismPro™, a web-based solution that uses technology and multimedia resources to drive positive outcomes for special needs students.

•                  Higher Education – We provide consulting services, technical support, and software tools to higher education institutions involved with federally funded research and other sponsored programs.

Enterprise Resource Planning Solutions Division. We work primarily with government and educational entities to implement Oracle’s PeopleSoft Enterprise suite of applications, which includes Financial Management, Human Resource Management, Supply Chain Management, Budgeting, and Enterprise Performance Management systems.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government-funded programs as well as offering consulting services. Our reputation and extensive experience over the last 30 years give us a competitive advantage as governments seek out and value the level of expertise and brand recognition that MAXIMUS brings to its customers. The following is a detailed discussion of the competitive advantages that allow us to capitalize on various market opportunities:

Single-market focus. We are one of the largest publicly traded companies whose primary focus is offering a portfolio of consulting services and operations program management specifically to government customers. This single-market concentration allows us to fully dedicate time and resources in providing quality, customized solutions to government customers. Our extensive experience and detailed understanding of the regulation and operation of government programs allows us to apply our methodologies, skills, and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to efficiently manage the complexities of serving government agencies.

Wide range of services. Many customers require a broad array of service capabilities. Engagements often require creative or complex solutions that must be drawn from diverse areas of expertise within our organization. Our broad range of capabilities, as described in the “Our Business Segments” discussion above, enables us to better pursue new business opportunities and positions us as a single-source provider of consulting services and operations program management to government agencies.

Proven track record. Since 1975, we have successfully and profitably assisted governments by offering efficient, cost-effective solutions. We have completed hundreds of large-scale program management operations for government agencies serving millions of beneficiaries, many of which we continue to run today. The successful execution of these projects has enhanced our reputation with government agencies while improving the quality of services provided to program beneficiaries. Our track record and reputation have contributed significantly to our ability to compete successfully and win new contracts.

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

Intellectual property that supports the administration of government program. We have software products that enhance our operations program management offerings. Further, our ability to focus our subject matter experts to aid in the support and enhancement of our product offerings provides advantages over pure service providers dependent on third-party software.

MAXIMUS has recently completed a next generation upgrade to our MAXe(3) product architecture in support of the administration of Medicaid programs. The new release leverages the Spring 2 Application Framework as part of a Service Oriented Architecture. MAXe(3) now incorporates a powerful rules and workflow engine to enhance product configurability across state deployments. The architecture also enhances the user experience by taking advantage of a set of rich internet components based on Java Server Faces (JSR-127) and AJAX technologies to offer a web 2.0-style user interface. Based on the new architecture, MAXIMUS has recently deployed a new electronic benefits product and is currently working on new releases for its SCHIP and WorkQWEST products as well.

We also developed a Personal Health Portal for Medicaid Electronic Health Record Systems. The personal health portal is standards-based and complies with all national standards for electronic health records and personal health record security. The portal enabled the state Medicaid agencies to engage the Medicaid Recipients in medical quality improvement initiatives and cost containment programs. The user interface and screen navigation was designed by our Center for Health Literacy to be easily understood by Medicaid populations.

Competition

The market for providing our services to government agencies is competitive and subject to rapid change. Our Consulting Segment typically competes against large global consulting firms, as well as smaller niche players. Our Operations Segment, which primarily serves health and human services departments and agencies, competes for program management contracts with the government services divisions of large organizations such as Affiliated Computer Services, Inc., Electronic Data Systems Corporation, and International Business Machines Corporation, as well as more specialized private service providers and local non-profit organizations such as the United Way of America, Goodwill Industries, and Catholic Charities USA.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of consulting services and operations program management to government agencies. The key components of our business growth strategy include the following:

•                  Continue to optimize our current operations. Over the past two years MAXIMUS moved away from a volume-driven sales approach towards a tighter focus on risk management and project execution, resulting in improved profitability from continuing operations. We enhanced our contracts and compliance team and initiated organization-wide training requirements to facilitate project improvements and efficiencies. We continue to evaluate new business as well as the current portfolio of projects in a manner that is more aligned with increasing our overall profitability.

•                  Focus on core offerings and selectively divest non-strategic business lines. Our fundamental strategy is to be the leading provider of health and human services offerings principally to government clients. In 2008, management increased its focus on these core competencies and divested five non-strategic business units. We believe this realignment better positions us to benefit from increasing needs for the administration of government health and human services programs as a result of the economic environment. We believe this will also drive scalable, long-term future growth. We will continue to selectively consider divestitures of non-strategic business lines.

•                  Pursue new business opportunities and expand customer base. With over 30 years of business expertise in the state and local government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We believe our capabilities and brand recognition are our most critical assets and we continue to identify, respond to and secure new business opportunities in an effort to grow our existing revenue base. We will also seek to broaden our customer base by delivering our core offerings to new clients such as new state customers, federal agencies and increasingly, new international clients. As a result, we have placed a considerable amount of emphasis on further developing these core practice areas and expanding our customer base by leveraging existing resources to better serve clients.

•                  Grow long-term, recurring revenue streams. We seek to enter into long-term relationships with clients to meet their on-going and long-term business objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are mutually beneficial to them and the Company.

•                  Recruit and retain highly skilled professionals. We continually strive to recruit motivated individuals including top managers from larger organizations, former government officials, and consultants experienced in our service areas. We believe we can continue to attract and retain experienced personnel by capitalizing on our single-market focus and our reputation as a premier government services provider.

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

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers and decision-makers. We have a team of business development professionals who ensure that we understand the needs, requirements, legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. We also subscribe to government procurement databases that track government bid activity and make every effort to ensure that we are on bidders’ lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives also develop leads through on-site presentations to decision-makers.

For the year ended September 30, 2008, we derived approximately 15% and 14% of our consolidated revenue from contracts with the state of California and Texas, respectively, principally within our Operations Segment.

Legislative Initiatives

During the last several years, federal and state legislative initiatives have created new growth opportunities and potential markets for MAXIMUS. Legislation passed in Congress has large public policy implications for state and local government and presents viable business opportunities, notably in the health and human services arena. MAXIMUS is well positioned to meet the consulting and operations program management needs resulting from legislative actions and subsequent regulatory efforts. MAXIMUS is actively monitoring these initiatives in order to respond to opportunities that may develop.

Some recent federal legislative initiatives that have created new growth opportunities for us in the government market include the following:

Medicare Improvements for Patients and Providers Act (MIPPA). MIPPA was enacted in July 15, 2008 and made several changes to the Medicare program including improvements to the low-income assistance provisions of the Part D prescription drug program. We analyzed the bill and provisions for impacts on MAXIMUS business and potential opportunities arising from the bill. In particular, new funding is provided in Section 119 for an information clearing house and technical assistance and training to improve services to low-income Medicare beneficiaries.

State Children’s Health Insurance Program (SCHIP). The authorization for the SCHIP has expired and there has been well-documented debate regarding the reauthorization process, including the President’s veto of both versions passed by Congress in 2007. Without the reauthorization, SCHIP has been extended at its current levels through March 2009, at which time another reauthorization process will begin. While the nature of the next reauthorization is not known, MAXIMUS is monitoring the implications. If additional funding is not authorized at the level States need to continue their program with current levels of eligibility, then, in fairly short order, States will need to curb their programs and potentially disenroll some current program participants. The outreach and processing of such actions would present opportunities for MAXIMUS. If SCHIP is funded at the levels needed and expanded to include “express lane eligibility” and other provisions to improve program access and participation, this, too, presents opportunities that we are monitoring.

Federal Medical Assistance Percentage (FMAP). A recent Kaiser Family Foundation survey of states found that as many as two-thirds of the states are facing possible shortfalls in Medicaid funding due in large part to enrollment increases caused by the weakening economy. An FMAP increase would assist states facing funding shortfalls. Given this, FMAP increases have been included in both the House-passed Economic Stimulus bill and the Senate Economic Stimulus bill that failed.  It will likely be included in a second stimulus bill planned either for the lame-duck session in late November or early in the next administration. We continue to monitor this proposed increase and its potential impact on preserving and expanding Medicaid business for MAXIMUS.

President’s Emergency Plan for AIDS Relief (PEPFAR). In 2003, President Bush launched the U.S. President’s Emergency Plan for AIDS Relief (PEPFAR) to combat global HIV/AIDS and on May 27, 2003, President Bush signed the United States Leadership Against Global HIV/AIDS, Tuberculosis, and Malaria Act of 2003, the legislative authorization for PEPFAR into law. The bill authorized $48 billion to combat the three diseases. On July 30, 2008, President George W. Bush signed into law H.R. 5501, the Tom Lantos and Henry J. Hyde United States Global Leadership Against HIV/AIDS, Tuberculosis, and Malaria Reauthorization Act of 2008. This legislation responds to the President’s call to expand the U.S. Government’s commitment to this successful program for five additional years, from 2009 through 2013. We continue to monitor the PEPFAR program and Congressional appropriations and pursue business opportunities for MAXIMUS in assisting governments in Africa to develop the capacity to address the HIV/AIDS epidemic.

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

Backlog

Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals or extensions. Management estimates that approximately 87% of forecasted fiscal 2009 revenue is in the form of backlog at September 30, 2008, and will be realized as revenue in the following twelve months.

Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2007 (restated) and 2008, were as follows:

	As of September 30,
	2007
	(restated)	2008
	(In millions)
Consulting	$163.1	$161.4
Operations	1,036.9	1,238.6
Total	$1,200.0	$1,400.0

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

Employees

As of September 30, 2008, we had 6,206 employees, consisting of 5,619 employees in the Operations Segment, 376 employees in the Consulting Segment, and 211 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2008, 428 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 259 employees covered by the MAXIMUS BC Health Benefits Operations, Inc. collective bargaining agreement with the British Columbia Government and Services Employees’ Union (“BCGEU”). Within Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 158 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 11 employees are covered by a collective bargaining agreement with the Professional Employees Association (“PEA”). These collective bargaining agreements expire on March 31, 2010.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Foreign Operations

We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2006, 2007 and 2008 were $76.7 million, $88.0 million and $121.2 million respectively. We had $27.4 million and $43.0 million of long-lived assets located in foreign countries at September 30, 2007 and 2008, respectively.

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

ITEM 1B.                    Unresolved Staff Comments.

None.

ITEM 2.                             Properties.

We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2008, we leased 81 offices in the United States totaling approximately 1,114,000 square feet. In four countries outside the United States, we leased 69 offices containing approximately 301,500 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

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

(a) In January 2007, MAXIMUS initiated arbitration against Accenture LLP to resolve various disputes that had arisen under a subcontract between the parties in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). Among other things, the Company asserted that Accenture had breached the subcontract resulting in damages to MAXIMUS in excess of $100 million. Accenture denied MAXIMUS’ claims and asserted a counterclaim that MAXIMUS breached the subcontract. Accenture alleged unspecified damages which it stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contained a limitation of liability of $250.0 million.

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. HHSC alleged a variety of damages arising from the parties’ operation of the Program. Accenture indicated that its damages claim against MAXIMUS in the arbitration proceeding would include damages asserted by HHSC against Accenture.

Shortly after the wind down of the Accenture contract with HHSC, MAXIMUS entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS. Accordingly, the Company has recorded a pre-tax charge of $37.5 million in legal and settlement expense in the accompanying consolidated statements of operations in the fourth quarter of fiscal 2008. The corresponding accrued liability related to the settlement is included in other accrued liabilities as of September 30, 2008 in the accompanying consolidated balance sheets. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

(c) In 2003, MAXIMUS contracted to provide an integrated case management system and related services for a certain City. The City alleged that the Company failed to satisfy various contractual requirements, and the Company denied those allegations. In the interest of avoiding the costs, risks and distraction of litigation, the parties agreed to a mutual termination of the contract and settlement of the claims. Under the terms of the settlement, MAXIMUS paid the City $5.0 million and forgave outstanding accounts receivable of $2.0 million. Accordingly, the Company recorded a charge of $7.0 million classified in discontinued operations during the year ended September 30, 2008.

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

	Price Range
	High	Low	Dividends
Year Ended September 30, 2007:
First Quarter	$32.45	$25.53	$0.10
Second Quarter	35.24	26.65	0.10
Third Quarter	44.57	34.34	0.10
Fourth Quarter	45.48	37.37	0.10
Year Ended September 30, 2008:
First Quarter	$48.33	$37.05	$0.10
Second Quarter	38.91	33.76	0.10
Third Quarter	39.09	34.49	0.10
Fourth Quarter	38.59	32.82	0.10

As of November 14, 2008, there were 83 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 10,911 beneficial owners of our common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2008 and cumulative repurchases under our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
				(in thousands)
Inception through June 30, 2008	8,248,530	$33.82	8,248,530	$44,304
July 1, 2008 — July 31, 2008	—	—	—	$95,082
August 1, 2008 — August 31, 2008	207,200	36.38	207,200	$87,979
September 1, 2008 — September 30, 2008	179,400	36.47	179,400	$82,047
Total — Quarter ended September 30, 2008	386,600	36.42	386,600
Inception through September 30, 2008	8,635,130	$35.14	8,635,130

(1) Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of common stock under our 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. Under a resolution adopted on July 22, 2008, which rescinds and supersedes the previous resolutions, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. As of December 12, 2008, the Company has repurchased 648,490 common shares at a cost of $20.0 million during the first quarter of fiscal 2009.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2003 to September 30, 2008, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index. This graph assumes the investment of $100 on September 30, 2003 in our common stock, the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index and assumes dividends are reinvested.

Comparison of Five—Year Cumulative Total Returns

Performance Graph for

MAXIMUS, INC.

Legend

Symbol	CRSP Total Returns Index for:	09/2003	09/2004	09/2005	09/2006	09/2007	09/2008
___________ ¡	MAXIMUS, INC.	100.0	83.64	103.80	76.72	129.55	110.70
— — — ♦	NYSE Stock Market (US Companies)	100.0	116.69	133.63	149.29	173.17	137.04
---------------- ▲	NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 US Comp)	100.0	115.52	129.47	143.99	232.29	184.60
	Management and Public Relations Services

Notes:

A.              The lines represent index levels derived from compounded daily returns that include all dividends.

B.               The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.               If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.               The index level for all series was set to $100.0 on 09/30/2003.

Prepared by Zacks Investment Research, Inc. Copyright 1960-2008 CRSP Center for Research in Security Prices, Graduate School of Business, University of Chicago. Used with permission. All rights reserved.

ITEM 6.                           Selected Financial Data.

We have derived the selected consolidated financial data presented below, as adjusted for discontinued operations, from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies using the purchase accounting method are included from the respective acquisition dates. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	2004	2005	2006(1)	2007	2008(2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$504,192	$534,701	$583,571	$626,231	$745,133
Legal and settlement expense(3)	—	7,000	9,394	44,438	38,358
Write-off of deferred contract costs(4)	—	—	17,109	—	—
Goodwill impairment (5)	—	—	—	—	7,600
Gain on sale of building (6)	—	—	—	—	3,938
Operating income (loss) from continuing operations	50,841	36,883	(18,206)	(895)	44,075

Income (loss) from continuing operations	31,390	24,337	(6,845)	(7,172)	28,281
Income (loss) from discontinued operations	7,384	11,732	9,305	(1,083)	(21,604)
Net income (loss)	38,774	36,069	2,460	(8,255)	6,677

Basic Earnings (loss) per share:
Income (loss) from continuing operations	$1.45	$1.14	$(0.32)	$(0.33)	$1.48
Income (loss) from discontinued operations	$0.35	$0.55	$0.43	$(0.05)	$(1.13)
Basic earnings (loss) per share	$1.80	$1.69	$0.11	$(0.38)	$0.35
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$1.43	$1.12	$(0.32)	$(0.33)	$1.47
Income (loss) from discontinued operations	$0.33	$0.55	$0.43	$(0.05)	$(1.12)
Diluted earnings (loss) per share	$1.76	$1.67	$0.11	$(0.38)	$0.35
Weighted average shares outstanding:
Basic	21,589	21,331	21,465	21,870	19,060
Diluted	22,014	21,653	21,821	21,870	19,305
Cash dividends per share of common stock	$—	$0.30	$0.40	$0.40	$0.40

	At September 30,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$139,254	$178,363	$156,860	$196,682	$120,628
Working capital	229,514	246,595	254,811	267,145	151,779
Total assets	464,747	534,562	558,501	564,464	458,946
Total capital lease obligations, less current portion	5,108	3,606	2,044	417	—
Total shareholders’ equity	373,548	405,954	404,899	409,400	275,706

(1)          Effective October 1, 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective-transition method. See “Note 13. Shareholders’ Equity” to our consolidated financial statements.

(2)          Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. See “Note 12. Income Taxes” to our consolidated financial statements.

(3)          Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See “Note 21. Legal and Settlement Expense” to our consolidated financial statements for additional information.

(4)          During the quarter ended June 30, 2006, we determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, we recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations Segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in “Note 20. Texas Integrated Eligibility Project” to our consolidated financial statements.

(5)          During the quarter ended September 30, 2008, the Company recorded a $7.6 million impairment charge related to the ERP division which was retained by the Company following the divestiture of the Justice Solutions, Education Systems and Asset Solutions divisions in the fourth quarter of fiscal 2008. See “Note 7. Goodwill and Intangible Assets” to our consolidated financial statements for additional information.

(6)          During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative building in McLean, Virginia and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as a gain on sale of building in the consolidated statement of operations. See “Note 23. Sale of Building” to our consolidated financial statements for additional information.

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

Business Overview

We are a leading provider of consulting services and operations program management focused in the areas of health and human services primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. For the fiscal year ended September 30, 2008, we had revenue of $745.1 million and net income of $6.7 million.

We report each of our two lines of business (i.e., Consulting and Operations) as separate external reporting segments. See Note 17 to our consolidated financial statements for our unaudited quarterly segment income statement data.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2006	2007	2008
	(dollars in thousands, except per share data)
Revenue	$583,571	$626,231	$745,133
Write-off of deferred contract costs	$17,109	$—	$—
Gross profit	$94,561	$147,724	$201,744
Selling, general and administrative expense	$103,373	$104,632	$115,649
Selling, general and administrative expense as a percentage of revenue	17.7%	16.7%	15.5%
Legal and settlement expense	$9,394	$44,438	$38,358
Goodwill impairment	$—	$—	$7,600
Gain on sale of building	$—	$—	$3,938
Operating income (loss) from continuing operations	$(18,206)	$(895)	$44,075

Operating margin (loss) from continuing operations percentage	(3.1)%	(0.1)%	5.9%

Income (loss) from discontinued operations, net of income taxes	$9,305	$(1,083)	$(21,604)

Net income (loss)	$2,460	$(8,255)	$6,677

Basic Earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.33)	$1.48
Income (loss) from discontinued operations	$0.43	$(0.05)	$(1.13)
Basic earnings (loss) per share	$0.11	$(0.38)	$0.35

Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.33)	$1.47
Income (loss) from discontinued operations	$0.43	$(0.05)	$(1.12)
Diluted earnings (loss) per share	$0.11	$(0.38)	$0.35

Revenue increased 19.0% in fiscal 2008 compared to fiscal 2007. The increase in revenue is attributable to organic growth driven by new work in the Operations Segment and the transformation of the Texas contract to a direct service agreement. Revenue increased 7.3% in fiscal 2007 compared to fiscal 2006. Excluding the impact of $29.8 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 13.1% primarily driven by organic growth in the health services divisions within the Operations Segment.

Operating income from continuing operations in fiscal 2008 was $44.1 million, compared to an operating loss of $0.9 million in fiscal 2007. The increase in operating income from continuing operations of $45.0 million is primarily attributable to (1) $50.1 million of improved performance in the Operations Segment, (2) a $6.1 million decrease in legal and settlement expense, (3) a $3.9 million gain on sale of building, offset by (4) a $7.6 million non-cash goodwill impairment charge related to the Company’s ERP division, and (5) a $6.3 million decrease in operating income in the Consulting Segment.

Operating loss from continuing operations in fiscal 2007 was $0.9 million, compared to an operating loss of $18.2 million in fiscal 2006. The decrease in operating loss from continuing operations of $17.3 million is primarily attributable to (1) $49.7 million of improved performance in the Operations Segment, (2) $3.0 million of improved performance in the Consulting Segment, offset by (3) a $35.0 million increase in legal and settlement expense driven by settlement of the District of Columbia contract investigation.

The improved performance in the Operations Segment of $49.7 million is primarily attributable to (1) a $24.2 million smaller loss on the terminated Texas subcontract with Accenture, (2) $28.2 million of improved performance in health and human services, including profitable operations in Texas as a result of a new contract where the Company is the prime contractor, offset by (3) a $4.2 million loss on the completed Ontario Child Support systems implementation project.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, legal expenses incurred in the ordinary course of business, and non-cash equity based compensation. SG&A as a percentage of revenue for fiscal years 2006, 2007 and 2008 was 17.7%, 16.7%, and 15.5%, respectively.

Also included in SG&A were $6.6 million, $3.8 million and $9.5 million of non-cash, equity-based compensation related to stock options and RSUs for fiscal years 2006, 2007 and 2008. During the first quarter of fiscal 2008, the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs. The impact was to underestimate stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company has corrected this error by recording additional stock compensation expense of $2.2 million in the first quarter of fiscal 2008.

Legal and settlement expense for fiscal years 2006, 2007 and 2008 was $9.4 million, $44.4 million, and $38.4 million, respectively. Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (dollars in thousands):

	Year ended September 30,
	2006	2007	2008
District of Columbia Contract Investigation and Related Settlement	$500	$31,980	$(19)
Accenture Arbitration and Related Settlement	—	10,000	38,377
Computer Equipment Leases Settlement	8,169	(150)	—
Ontario Child Support Project Settlement	—	2,608	—
Other	725	—	—
Total	$9,394	$44,438	$38,358

Provisions (benefit) for income taxes was (39.7)% and 39.2% of income (loss) from continuing operations in fiscal 2006 and 2008, respectively.

Provision for income taxes for fiscal 2007 was $12.1 million which consisted of:

•                  a $9.3 million tax benefit related to legal and settlement expenses of $44.4 million (portions of the settlement expense related to the District of Columbia matter are not tax deductible),

•                  a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary’s net operating losses, and

•                  a $20.7 million tax provision at 42.0% on income from continuing operations of $49.3 million (income from continuing operations of $4.9 million plus legal and settlement expenses of $44.4 million).

Income from continuing operations, net of income taxes was $28.3 million, or $1.47 per diluted share, compared to a loss from continuing operations, net of income taxes of $7.2 million, or $0.33 per diluted share in fiscal 2007, and a loss from continuing operations, net of income taxes of $6.8 million, or $0.32 per diluted share in fiscal 2006.  The above changes are primarily attributable to changes in the after-tax impact of legal and settlement expense and Segment results as discussed in more detail below.

Consulting Segment

	Year ended September 30,
	2006	2007	2008
	(dollars in thousands)
Revenue	$112,199	$118,745	$115,907
Gross profit	41,140	44,838	38,436
Operating income	4,705	7,748	1,425
Operating margin percentage	4.2%	6.5%	1.2%

The Consulting Segment includes program performance services, program and systems integrity services, educational services, and enterprise resource planning (ERP) solutions.

Revenue decreased 2.4% in fiscal 2008 compared to fiscal 2007. Operating income in fiscal 2008 was $1.4 million, compared to $7.7 million in fiscal 2007. The decrease in operating income of $6.3 million is primarily attributable to (1) a $2.7 million provision related to a fixed price ERP contract, (2) a $2.3 million charge related to a legacy federal claiming project which may be recovered pending the outcome of the client’s recovery appeal and (3) the shift away from contingent-based federal claiming work and incurring additional project costs to develop new market areas, such as Medicaid fraud, waste and abuse.

Revenue increased 5.8% in fiscal 2007 compared to fiscal 2006. Operating income in fiscal 2007 was $7.7 million, compared to $4.7 million in fiscal 2006. The increase in operating income of $3.0 million is primarily attributable to growth and margin expansion in the ERP division offset by the shift away from contingent-based federal claiming work.

Operations Segment

	Year ended September 30,
	2006	2007	2008
	(dollars in thousands)
Revenue	$471,372	$507,486	$629,226
Write-off of deferred contract costs	17,109	—	—
Gross profit	53,421	102,886	163,308
Operating income (loss)	(14,089)	35,615	85,693

Operating margin (loss) percentage	(3.0)%	7.0%	13.6%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue increased 24.0% in fiscal 2008 compared to fiscal 2007. The increase in revenue is primarily driven by new and expanding domestic and international work in our human and health services operations and the transformation of the Texas contract to a direct service agreement. Operating income in fiscal 2008 was $85.7 million, compared to $35.6 million in fiscal 2007. The increase in operating income of $50.1 million is driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including transformation of the Texas contract to a direct service agreement.

Revenue increased 7.7% in fiscal 2007 compared to fiscal 2006. Excluding the impact of $29.8 million of voter hardware sales and the Corrections Services business which was divested at the beginning of fiscal 2007, revenue increased 14.9% primarily driven by organic growth in health services. Operating income in fiscal 2007 was $35.6 million, compared to an operating loss of $14.1 million in fiscal 2006. The increase in operating income of $49.7 million is primarily attributable to (1) a $24.2 million smaller loss on the terminated Texas subcontract with Accenture, (2) $28.2 million of improved performance in health and human services, including profitable operations in Texas as a result of a new contract where the Company is the prime contractor, offset by (3) a $4.2 million loss on the completed Ontario Child Support systems implementation project.

Interest and Other Income, Net

	Year ended September 30,
	2006	2007	2008
	(dollars in thousands)
Interest and other income, net	$6,859	$5,804	$2,423
Percentage of revenue	1.2%	0.9%	0.3%

Interest and other income was $2.4 million in fiscal 2008, compared to $5.8 million in fiscal 2007. The decrease in interest and other income of $3.4 million is primarily attributable to a $4.0 million reduction in interest income related to the $150.0 million Accelerated Share Repurchase that was completed during the first quarter of fiscal 2008, which reduced cash balances.

Interest and other income was $5.8 million in fiscal 2007, compared to $6.9 million in fiscal 2006. The decrease in interest and other income of $1.1 million is primarily attributable to non-cash foreign currency losses of $0.9 million ($0.2 million of non-cash foreign currency losses in fiscal 2007, compared to $0.7 million of non-cash foreign currency gains in fiscal 2006).

Discontinued Operations

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. The Security Solutions division was previously reported as part of the Company’s Systems Segment.

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

On September 30, 2008, the Company sold its Justice Solutions, Education Systems, and Asset Solutions divisions, which were previously reported as part of its Systems Segment. Total consideration for the transaction was $40.0 million, including a $35.0 million cash payment received at closing and a $5.0 million holdback for one year from closing, subject to a purchase price adjustment and any claims based on representations and warranties. The Company deferred recognition of the holdback and, net of transaction costs of $2.0 million, recognized a pre-tax loss on the sale of $12.2 million. Beginning in the fourth quarter of fiscal 2008, the Company classified the results of operations of these divisions as discontinued operations and incorporated the Enterprise Resource Planning (ERP) Solutions division into the Consulting Segment. The financial position, results of operations, and cash flows of these businesses are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2006	2007	2008

Revenue	$117,323	$112,415	$85,532

Income (loss) from operations before income taxes	$15,380	$(1,791)	$(26,379)
Provision (benefit) for income taxes	6,075	(708)	(10,410)
Income (loss) from discontinued operations	$9,305	$(1,083)	$(15,969)

Loss on disposal before income taxes	$—	$—	$(9,314)
Benefit for income taxes	—	—	(3,679)
Loss on disposal	$—	$—	$(5,635)

Income (loss) from discontinued operations	$9,305	$(1,083)	$(21,604)

Quarterly Results

Set forth in “Note 17. Quarterly Information (unaudited)” to our consolidated financial statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2008. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2008 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$420	$420	$—	$—	$—
Operating leases	61,618	23,433	24,719	10,046	3,420
Total(1)	$62,038	$23,853	$24,719	$10,046	$3,420

(1)          Total contractual cash obligations exclude the potential future cash payments required in connection with potential earn-out contingent consideration associated with purchase business acquisitions.

(2)          Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized income tax benefits at September 30, 2008, we are unable to reasonably estimate settlements with taxing authorities. The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $2.0 million, of which approximately $0.1 million is related interest expense for fiscal 2008. See Note 12 of the Consolidated Financial Statements for a further discussion on income taxes.

Liquidity and Capital Resources

	Year ended September 30,
	2007	2008
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$51,190	$56,573
Investing activities	(24,854)	148,460
Financing activities	4,591	(154,877)
Net increase (decrease) in cash and cash equivalents	$30,927	$50,156

Cash provided by operating activities in fiscal 2008 was $56.6 million, compared to $51.2 million in fiscal 2007. Cash provided by operating activities in fiscal 2008 consisted of net income of $6.7 million, cash provided by discontinued operations of $4.9 million, and non-cash items aggregating $18.2 million, plus cash provided by changes in assets and liabilities of $26.8 million. Non-cash items consisted of loss from discontinued operations of $21.6 million, depreciation and amortization of $12.6 million, goodwill impairment of $7.6 million, deferred interest income on note receivable of $0.1 million and non-cash equity based compensation of $9.1 million, offset by deferred income taxes of $28.9 million and gain on sale of building of $3.9 million. Cash provided by changes in assets and liabilities reflected increases in accounts receivable-billed of $16.0 million, accounts receivable-unbilled of $10.9 million, due from insurance carrier of $12.5 million, prepaid expenses of $1.2 million, other assets of $0.2 million, accounts payable of $3.0 million, accrued compensation and benefits of $2.1 million, deferred revenue of $1.0 million, income taxes payable of $11.2 million and other liabilities of $47.5 million, offset by decreases in deferred contract costs of $2.8 million.

Cash provided by operating activities in fiscal 2007 was $51.2 million, compared to $15.7 million in fiscal 2006. Cash provided by operating activities in fiscal 2007 consisted of net loss of $8.3 million, cash provided by discontinued operations of $24.5 million, and non-cash items aggregating $4.4 million, plus cash provided by changes in assets and liabilities of $30.6 million. Non-cash items consisted of loss from discontinued operations of $1.1 million, depreciation and amortization of $12.3 million and non-cash equity based compensation of $4.0 million, offset by deferred income taxes of $12.5 million and gain on sale of business of $0.5 million. Cash provided by changes in assets and liabilities reflected increases in accounts receivable-billed of $2.0 million, prepaid expenses of $0.2 million, accounts payable of $1.7 million, accrued compensation and benefits of $4.1 million, deferred revenue of $2.2 million, income taxes payable of $14.5 million and other liabilities of $1.1 million, offset by a decrease in accounts receivable-unbilled of $1.8 million, deferred contract costs of $3.0 million and other assets of $4.4 million.

Cash provided by investing activities in fiscal 2008 was $148.5 million, compared to $24.9 million used in fiscal 2007. Cash used in investing activities in fiscal 2008 consisted of $5.1 million in expenditures related to capitalized software and $10.3 million in purchases of property and equipment, an acquisition of business, net of cash acquired of $3.1 million and cash used in discontinued operations of $3.0 million, offset by a decrease in note receivable of $0.2 million, decrease in marketable securities of $126.2 million, proceeds from sales of discontinued operations, net of transaction costs of $37.7 million and proceeds from the sale of building, net of transaction costs of $5.9 million. Cash used in investing activities in fiscal 2007 was $24.9 million, compared to $24.2 million used in fiscal 2006. Cash used in investing activities in fiscal 2007 consisted of $2.4 million in expenditures related to capitalized software, $12.4 million in purchases of property and equipment, an increase in marketable securities of $8.9 million and cash used in discontinued operations of $3.1 million, offset by proceeds from the sale of business of $1.9 million.

Cash used in financing activities in fiscal 2008 was $154.9 million, compared to cash provided by financing activities of $4.6 million in fiscal 2007. Cash used in financing activities in fiscal 2008 consisted of repurchases of common stock of $164.5 million, $7.8 million of dividends paid and $1.6 million of principal payments on capital leases, offset by $4.4 million of employee stock transactions, price adjustment under Accelerated Share Repurchase agreement of $13.9 million and equity-based tax benefits of $0.7 million. Cash provided by financing activities in fiscal 2007 was $4.6 million, compared to $11.1 million used in fiscal 2006. Cash provided by financing activities in fiscal 2007 consisted of $13.0 million of employee stock transactions and equity-based tax benefits of $2.1 million, offset by $8.8 million of dividends paid and $1.7 million of principal payments on capital leases.

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

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS purchased an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. Pursuant to the ASR agreement, at its completion the Company’s initial price under the ASR agreement was adjusted down based on the volume-weighted average price (“VWAP”) of the Company’s stock during this period. Such adjustment could be settled in cash or stock at the Company’s discretion. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to treasury stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

Our working capital at September 30, 2007 and 2008 was $267.1 million and $151.8 million, respectively. At September 30, 2008, we had cash, cash equivalents, and marketable securities of $120.6 million and no debt, except for lease obligations. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2008, $5.3 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

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

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At September 30, 2008, letters of credit totaling $10.4 million are outstanding under the Credit Facility.

In July 2003, we entered into a capital lease financing arrangement with a financial institution whereby we acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. In March 2004, we entered into a supplemental capital lease financing arrangement with the same financial institution whereby we acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2008, capital lease obligations of $0.4 million were outstanding related to these lease arrangements for new equipment.

At September 30, 2007 and 2008, we classified accounts receivable of $2.5 million and $2.2 million, respectively, net of a $0.6 million and $0.6 million discount, respectively, as long-term receivables and reported them within the other assets category on our consolidated balance sheets. These receivables had extended payment terms and collection was expected to exceed one year.

On October 3, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 28, 2008 to shareholders of record on November 14, 2008. Based on the number of shares outstanding, the payment was $1.8 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Effects of Inflation

As measured by revenue, approximately 28% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 3% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2008, approximately 74% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 16% from foreign customers; and 3% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits; we treat these contracts as fixed price. For fiscal 2008, revenue from fixed-price contracts was approximately 33% of total revenue; revenue from performance-based contracts was approximately 36% of total revenue; revenue from cost-plus contracts was approximately 28% of total revenue; and revenue from time and materials contracts was approximately 3% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

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

Capitalized Software Development Costs. Software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed and are reported in discontinued operations. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet. The Company also capitalizes software development costs in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) which are reported in continuing operations. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

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

As of September 30, 2008, the Company had $0.5 million of deferred tax assets related to net operating loss carryforwards in a subsidiary in Canada. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within this Canadian operation. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2008, the Company had $5.3 million of net operating loss carryforwards related to another subsidiary in Canada. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. Evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management’s estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

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

ITEM 8.                             Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

December 10, 2008 (except for Note 14 (a) as to

which the date is December 12, 2008)

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$70,472	$120,628
Marketable securities	126,210	—
Restricted cash	325	329
Accounts receivable — billed, net	111,210	128,819
Accounts receivable — unbilled	19,782	30,695
Current portion of note receivable	—	746
Deferred income taxes	17,409	21,901
Due from insurance carrier	—	12,500
Prepaid expenses and other current assets	8,087	9,276
Current assets of discontinued operations	45,242	193
Total current assets	398,737	325,087
Property and equipment, net	34,329	33,994
Capitalized software, net	10,830	14,125
Deferred contract costs, net	8,116	5,324
Goodwill	60,476	60,659
Intangible assets, net	2,476	3,699
Note receivable	—	1,337
Deferred income taxes	—	10,933
Other assets	2,366	3,788
Noncurrent assets of discontinued operations	47,134	—
Total assets	$564,464	$458,946
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,711	$48,950
Accrued compensation and benefits	24,569	26,684
Current portion of deferred revenue	16,845	19,676
Current portion of income taxes payable	5,487	12,662
Current portion of capital lease obligations	1,627	417
Other accrued liabilities	1,387	53,891
Current liabilities of discontinued operations	35,966	11,028
Total current liabilities	131,592	173,308
Capital lease obligations, less current portion	417	—
Deferred revenue, less current portion	10,143	8,315
Income taxes payable, less current portion	—	1,617
Deferred income taxes	12,912	—
Total liabilities	155,064	183,240
Commitments and contingencies (Notes 10 and 14)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 22,194,489 and 18,302,368 shares issued and outstanding at September 30, 2007 and 2008, at stated amount, respectively	299,846	328,323
Treasury stock, at cost; 4,490,073 and 8,635,130 shares at September 30, 2007 and 2008, respectively	(124,637)	(289,103)
Accumulated other comprehensive income	1,730	5,536
Retained earnings	232,461	230,950
Total shareholders’ equity	409,400	275,706
Total liabilities and shareholders’ equity	$564,464	$458,946

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended September 30,
	2006	2007	2008

Revenue	$583,571	$626,231	$745,133
Cost of revenue	471,901	478,507	543,389
Write-off of deferred contract costs (Note 6)	17,109	—	—
Gross profit	94,561	147,724	201,744
Selling, general and administrative expenses	103,373	104,632	115,649
Gain on sale of building	—	—	3,938
Gain on sale of Corrections Services business	—	451	—
Legal and settlement expense (Note 21)	9,394	44,438	38,358
Goodwill impairment	—	—	7,600
Operating income (loss) from continuing operations	(18,206)	(895)	44,075
Interest and other income, net	6,859	5,804	2,423
Income (loss) from continuing operations before income taxes	(11,347)	4,909	46,498
Provision (benefit) for income taxes	(4,502)	12,081	18,217
Income (loss) from continuing operations	(6,845)	(7,172)	28,281

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	9,305	(1,083)	(15,969)
Loss on disposal	—	—	(5,635)
Income (loss) from discontinued operations	9,305	(1,083)	(21,604)

Net income (loss)	$2,460	$(8,255)	$6,677

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.33)	$1.48
Income (loss) from discontinued operations	0.43	(0.05)	(1.13)
Basic earnings (loss) per share	$0.11	$(0.38)	$0.35

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.32)	$(0.33)	$1.47
Income (loss) from discontinued operations	0.43	(0.05)	(1.12)
Diluted earnings (loss) per share	$0.11	$(0.38)	$0.35

Dividends per share	$0.40	$0.40	$0.40

Weighted average shares outstanding:
Basic	21,465	21,870	19,060
Diluted	21,821	21,870	19,305

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2005	21,451	$265,381	$(522)	$255,593	$(114,498)	$405,954
Net income	—	—	—	2,460	—	2,460
Unrealized gain on marketable securities, net of tax of	—	—	—	—	—	—
Foreign currency translation	—	—	(394)	—	—	(394)
Comprehensive income						2,066
Employee stock transactions	376	7,697	—	—	—	7,697
Repurchases of common stock	(282)	—	—	—	(10,139)	(10,139)
Cash dividends	—	—	—	(8,587)	—	(8,587)
Non-cash equity based compensation	—	6,577	—	—	—	6,577
Tax benefit due to option exercises	—	1,331	—	—	—	1,331
Balance at September 30, 2006	21,545	280,986	(916)	249,466	(124,637)	404,899
Net loss	—	—	—	(8,255)	—	(8,255)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation	—	—	2,646	—	—	2,646
Comprehensive loss						(5,609)
Employee stock transactions	649	12,953	—	—	—	12,953
Cash dividends	—	—	—	(8,750)	—	(8,750)
Non-cash equity based compensation	—	3,829	—	—	—	3,829
Tax benefit due to option exercises	—	2,078	—	—	—	2,078
Balance at September 30, 2007, as previously reported	22,194	299,846	1,730	232,461	(124,637)	409,400
Cumulative impact of the adoption of FIN 48	—	—	—	(390)	—	(390)
Balance at September 30, 2007, adjusted	22,194	299,846	1,730	232,071	(124,637)	409,010
Net income	—	—	—	6,677	—	6,677
Foreign currency translation	—	—	3,806	—	—	3,806
Comprehensive income						10,483
Employee stock transactions	253	4,422	—	—	—	4,422
Cash dividends	—	—	—	(7,798)	—	(7,798)
Repurchases of common stock	(4,145)	—	—	—	(164,466)	(164,466)
Price adjustment under Accelerated Share Repurchase agreement	—	13,903	—	—	—	13,903
Non-cash equity based compensation	—	9,463	—	—	—	9,463
Tax benefit due to option exercises	—	689	—	—	—	689
Balance at September 30, 2008	18,302	$328,323	$5,536	$230,950	$(289,103)	$275,706

See notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$2,460	$(8,255)	$6,677
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(9,305)	1,083	21,604
Depreciation	8,173	9,889	9,132
Amortization	2,882	2,450	3,396
Impairment of goodwill	—	—	7,600
Deferred income taxes	(9,402)	(12,598)	(28,851)
Gain on sale of Corrections Services business	—	(451)	—
Gain on sale of building	—	—	(3,938)
Deferred interest income on note receivable	—	—	147
Write-off of deferred contract costs	17,109	—	—
Non-cash equity based compensation	6,012	3,962	9,123
Changes in assets and liabilities, net of effects from divestitures:
Accounts receivable - billed	(8,066)	(2,039)	(16,000)
Accounts receivable - unbilled	(3,018)	1,750	(10,913)
Due from insurance carrier	—	—	(12,500)
Prepaid expenses and other current assets	(1,064)	(216)	(1,173)
Deferred contract costs	(7,845)	3,049	2,792
Other assets	2,361	4,375	(227)
Accounts payable	12,087	1,694	3,014
Accrued compensation and benefits	(1,403)	4,085	2,115
Deferred revenue	3,532	2,254	1,003
Income taxes	(13,699)	14,490	11,223
Other liabilities	(1,177)	1,167	47,499
Cash provided by (used in) operating activities - continuing operations	(363)	26,689	51,723
Cash provided by operating activities - discontinued operations	16,059	24,501	4,850
Cash provided by operating activities	15,696	51,190	56,573
Cash flows from investing activities:
Proceeds from sales of discontinued operations, net of transaction costs	—	—	37,678
Proceeds from sale of Corrections Services business, net of transaction costs	—	1,871	—
Proceeds from sale of building, net of transaction costs	—	—	5,929
Acquisition of business, net of cash acquired	—	—	(3,150)
Decrease in note receivable	—	—	237
Purchases of property and equipment	(11,059)	(12,390)	(10,318)
Capitalized software costs	(5,742)	(2,350)	(5,131)
(Increase) decrease in marketable securities	1,825	(8,895)	126,210
Other	144	—	—
Cash provided by (used in) investing activities - continuing operations	(14,832)	(21,764)	151,455
Cash used in investing activities - discontinued operations	(9,320)	(3,090)	(2,995)
Cash provided by (used in) investing activities	(24,152)	(24,854)	148,460
Cash flows from financing activities:
Employee stock transactions	7,697	12,953	4,422
Repurchases of common stock	(10,139)	—	(164,466)
Price adjustment under Accelerated Share Repurchase agreement	—	—	13,903
Payments on capital lease obligations	(1,374)	(1,690)	(1,627)
Tax benefit due to option exercises and restricted stock units vesting	1,331	2,078	689
Cash dividends paid	(8,587)	(8,750)	(7,798)
Cash provided by (used in) financing activities - continuing operations	(11,072)	4,591	(154,877)
Cash provided by financing activities - discontinued operations	—	—	—
Cash provided by (used in) financing activities	(11,072)	4,591	(154,877)
Net increase (decrease) in cash and cash equivalents	(19,528)	30,927	50,156
Cash and cash equivalents, beginning of period	59,073	39,545	70,472
Cash and cash equivalents, end of period	$39,545	$70,472	$120,628

See notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements

For the years ended September 30, 2006, 2007 and 2008

1.  Business and Summary of Significant Accounting Policies

(a) Description of Business

MAXIMUS, Inc. (the “Company” or “we”) provides consulting and operations program management primarily to government. The Company conducts its operations through two business segments: Consulting and Operations. The Consulting Segment provides specialized financial consulting services such as assisting states, local agencies, and schools in obtaining federal funding reimbursements for their programs, and implementing cost reductions strategies, as well as providing technical services and software products. The Operations Segment provides a variety of program management services, primarily the delivery of administrative services for government health and human service programs.

Other than disclosed in Note 2, the Notes to Consolidated Financial Statements reflect operating results from continuing operations.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 13%, 14%, and 16% of total revenue for the years ended September 30, 2006, 2007 and 2008, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. In addition to the Company’s wholly owned subsidiaries, the financial statements as of and for the fiscal years ended September 30, 2006, 2007 and 2008 include a majority (55%) owned international subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

In fiscal 2008, approximately 74% of our total revenue was derived from state and local government agencies; 7% from federal government agencies; 16% from foreign customers; and 3% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2008, revenue from fixed-price contracts was approximately 33% of total revenue; revenue from performance-based contracts was approximately 36% of total revenue; revenue from cost-plus contracts was approximately 28% of total revenue; and revenue from time and materials contracts was approximately 3% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

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

(e) Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were $237,000 in 2006 and none in 2007 and 2008, are included in other income. Interest and dividends are also included in other income. Marketable securities consist primarily of short-term auction rate bonds. At September 30, 2006, 2007, and 2008, accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), were none.

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

(i) Software Development Costs

Software development costs are capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed and are reported in discontinued operations. The Company capitalizes both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The Company also capitalizes software development costs in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) which are reported in continuing operations. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to seven years.

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

(k) Goodwill and Intangible Assets

The Company applies Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under these rules, goodwill is not amortized but is subject to annual impairment tests in accordance with FAS 142. Annually, the Company performs a fair value analysis of its reporting units using valuation techniques prescribed in FAS 142 as of July 1st of each year. Based on the analysis performed as of July 1, 2008, the Company determined that there had been no impairment of goodwill. Subsequent to the analysis performed as of July 1, 2008, the Company recorded a $7.6 million goodwill impairment charge related to the ERP division which was retained by the Company following the divestiture of three Systems businesses in the fourth quarter of fiscal 2008. See “Note 7. Goodwill and Intangible Assets” below for more information.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over five to ten years, based on their estimated useful lives.

(l) Long-Lived Assets (excluding Goodwill)

The Company follows the provisions of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated and a determination is made that the fair value of the asset is less than its book value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2008 are fully realizable.

(m) Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. As of September 30, 2008, the Company had $0.5 million of deferred tax assets related to net operating loss carryforwards in a subsidiary in Canada. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within this Canadian operation. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2008, the Company had $5.3 million of net operating loss carryforwards related to another subsidiary in Canada. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. Evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable.

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. As a result of the adoption of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits of $0.3 million, which was accounted for as a decrease in the October 1, 2007 balance of retained earnings on our consolidated balance sheet.

(n) Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

(o) Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. For the years ended September 30, 2006, 2007, and 2008, accumulated foreign currency gains (losses) included in accumulated other comprehensive income (loss) were ($394,000), $2,646,000 and $3,806,000, respectively. Included within accumulated other comprehensive income in fiscal 2008 is a credit of $5.6 million representing the cumulative effect of translating goodwill and intangible assets related to certain 2002 acquisitions to current foreign exchange rates. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were $741,000, $(194,000) and $157,000 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

(q) Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2007 and 2008.

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

(u) Reclassifications

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications include the qualification of our Security Solutions division, Unison MAXIMUS, Inc. and Justice Solutions, Education Systems and Asset Solutions divisions as discontinued operations under FASB Statement No. 144. We reclassified our consolidated balance sheet as of September 30, 2007 to show the assets and liabilities of theses qualifying divisions as discontinued operations. We also reclassified our consolidated statements of operations and statements of cash flows for the years ended September 30, 2007 and 2006 to show the results of those qualifying divisions as discontinued operations.

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

2.  Discontinued Operations

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. The Security Solutions division was previously reported as part of the Company’s Systems Segment.

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the current management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $3.9 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

On September 30, 2008, the Company sold its Justice Solutions, Education Systems, and Asset Solutions divisions, which were previously reported as part of its Systems Segment. Total consideration for the transaction was $40.0 million, including a $35.0 million cash payment received at closing and a $5.0 million holdback for one year from closing, subject to a purchase price adjustment and any claims based on representations and warranties. The Company deferred recognition of the holdback and, net of transaction costs of $2.0 million, recognized a pre-tax loss on the sale of $12.2 million. Beginning in the fourth quarter of fiscal 2008, the Company classified the results of operations of these divisions as discontinued operations and incorporated the Enterprise Resource Planning (ERP) Solutions division into the Consulting Segment. The financial position, results of operations, and cash flows of these businesses are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2006	2007	2008

Revenue	$117,323	$112,415	$85,532

Income (loss) from operations before income taxes	$15,380	$(1,791)	$(26,379)
Provision (benefit) for income taxes	6,075	(708)	(10,410)
Income (loss) from discontinued operations	$9,305	$(1,083)	$(15,969)

Loss on disposal before income taxes	$—	$—	$(9,314)
Benefit for income taxes	—	—	(3,679)
Loss on disposal	$—	$—	$(5,635)

Income (loss) from discontinued operations	$9,305	$(1,083)	$(21,604)

The following table summarizes the carrying values of the assets and liabilities associated with discontinued operations included in the Consolidated Balance Sheets (in thousands):

	As of September 30, 2007	As of September 30, 2008

Accounts receivable – billed	$21,752	$192
Accounts receivable – unbilled	22,418	—
Prepaid expenses and other current assets	1,072	1
Current assets of discontinued operations	$45,242	$193

Property and equipment, net	$1,573	$—
Capitalized software, net	18,710	—
Goodwill	25,610	—
Intangible assets, net	1,127	—
Other assets, net	114	—
Noncurrent assets of discontinued operations	$47,134	$—

Accounts payable	$8,714	$10,303
Accrued compensation and benefits	4,880	725
Current portion of deferred revenue	21,699	—
Other accrued liabilities	673	—
Current liabilities of discontinued operations	$35,966	$11,028

3.  Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable - unbilled	Deferred revenue
September 30, 2007:
Revenue	$665,100	$575,854
Billings	645,318	602,842
Total	$19,782	$26,988
September 30, 2008:
Revenue	$834,687	$763,453
Billings	803,992	791,444
Total	$30,695	$27,991

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2007 and 2008, there was $3.0 million and $2.8 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

At September 30, 2007 and 2008, $2.5 million and $2.2 million of billed long-term contract receivables, net of reserves of $0.6 million and $0.6 million, respectively, are included in other assets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2006	2007	2008

Balance at beginning of year	$6,663	$5,836	$28,579
Additions to cost and expense	3,318	25,573	6,992
Deductions	(4,145)	(2,830)	(30,059)
Balance at end of year	$5,836	$28,579	$5,512

Deductions from reserves against billed accounts receivable in fiscal year 2008 of $30.1 million include $21.9 million related to the write-off of a fully-reserved account receivable due from Accenture. The write-off of the fully-reserved account receivable due from Accenture arose from the related settlement with Accenture in the fourth quarter of fiscal 2008.

4.  Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2007	2008

Land	$2,462	$1,800
Building and improvements	12,788	11,041
Office furniture and equipment	53,081	63,460
Leasehold improvements	4,868	4,931
	73,199	81,232
Less: Accumulated depreciation and amortization	(38,870)	(47,238)
Total property and equipment, net	$34,329	$33,994

5.  Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2007	2008

Capitalized software development costs	$14,848	$19,979
Less: Accumulated amortization	(4,018)	(5,854)
Total Software development costs, net	$10,830	$14,125

Capitalized software amortization expense for the years ended September 30, 2006, 2007 and 2008 was $1.4 million, $1.2 million, and $1.8 million, respectively.

6.  Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers totaling $28.6 million and $30.9 million at September 30, 2007 and 2008, respectively, of which $7.6 million is leased equipment at September 30, 2007 and 2008. Deferred contract costs are expensed ratably as services are provided under the contracts. For the fiscal years ended September 30, 2007 and 2008, accumulated amortization of deferred contract costs was $20.5 million and $25.6 million, of which $5.7 million and $7.2 million, respectively, is the accumulated amortization of capital lease assets included in deferred costs.

During the fiscal year ended September 30, 2006, the Company determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, the Company recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs. The write-off is included in the results of the Operations Segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in “Note 20. Texas Integrated Eligibility Project.”

7.  Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2007 and 2008 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2006	$27,446	$33,632	$61,078
Goodwill activity during year related to divestiture	—	(602)	(602)
Balance as of September 30, 2007	27,446	33,030	60,476
Goodwill activity during year related to acquisition	—	4,260	4,260
Goodwill impairment	(7,600)	—	(7,600)
Foreign currency translation	—	3,523	3,523
Balance as of September 30, 2008	$19,846	$40,813	$60,659

During the year ended September 30, 2007, the Company sold its Corrections Services business and allocated $0.6 million of goodwill to the sale transaction. During the year ended September 30, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary, Security Solutions division and Justice Solutions, Education Systems, and Asset Solutions divisions and allocated $25.6 million of goodwill to these business units which were reported as discontinued operations. The goodwill allocated to these business units is reclassified to noncurrent assets of discontinued operations on the consolidated balance sheet as of September 30, 2007. In the fourth quarter of fiscal 2008, the Company recorded a $7.6 million impairment charge related to the ERP division which was retained by the Company following the divestiture of the Justice Solutions, Education Systems and Asset Solutions divisions.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2007			As of September 30, 2008
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$2,075	$2,057	$18	$1,882	$1,844	$38
Technology-based intangibles	3,370	2,300	1,070	3,370	2,909	461
Customer contracts and relationships	4,700	3,312	1,388	7,077	3,877	3,200
Total	$10,145	$7,669	$2,476	$12,329	$8,630	$3,699

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, five years, and ten years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. The estimated amortization expense for the years ending September 30, 2009, 2010, 2011, 2012, and 2013 is $1.1 million, $0.7 million, $0.5 million, none and none, respectively. During fiscal 2007, the Company disposed of $0.4 million of intangible assets (net of accumulated amortization of $0.8 million) related to the sale of its Corrections Services business.

8.  Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2006	2007	2008
Numerator:
Income (loss) from continuing operations	$(6,845)	$(7,172)	$28,281
Income (loss) from discontinued operations	9,305	(1,083)	(21,604)
Net income (loss)	$2,460	$(8,255)	$6,677

Denominator:
Weighted average shares outstanding	21,465	21,870	19,060
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	356	—	245
Denominator for diluted earnings per share	21,821	21,870	19,305

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

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At September 30, 2008, letters of credit totaling $10.4 million are outstanding under the Credit Facility.

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

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2008. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2007 and 2008, the Company had performance bond commitments totaling $87.7 million and $83.4 million, respectively.

10.  Leases

The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2006, 2007, and 2008 was $20.8 million, $21.0 million, and $19.5 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at a rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at a rate of 3.61% commencing in April 2004. At September 30, 2008, capital lease obligations of $0.4 million were outstanding related to these lease arrangements for equipment.

Minimum future payments under leases in effect as of September 30, 2008 are as follows (in thousands):

	Capital Leases	Operating Leases	Sub-lease Income	Total Operating Leases
Year ended September 30,
2009	$420	$23,656	$(223)	$23,433
2010	—	15,145	—	15,145
2011	—	9,574	—	9,574
2012	—	7,380	—	7,380
2013	—	2,666	—	2,666
Thereafter	—	3,420	—	3,420
Total minimum lease payments	420	$61,841	$(223)	$61,618
Amount representing interest	(3)
Present value of minimum lease payments	417
Current portion	(417)
Long-term portion	$—

11.  Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2006, 2007, and 2008, the Company contributed $3.4 million, $3.2 million, and $3.9 million to the plans, respectively.

12.  Income Taxes

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

Upon adoption of FIN 48, the Company accounted for the change in reserve for uncertain tax positions as a $0.3 million decrease to the beginning balance of retained earnings in our consolidated balance sheet. The Company’s net unrecognized tax benefits totaled $2.0 million at October 1, 2007 and remains $2.0 million at September 30, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $2.0 million at September 30, 2008.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.4 million within the next twelve months as a result of settlement of audit issues, expiration of statute of limitations and/or payment of uncertain tax liabilities, which could have an impact on the effective tax rate. The anticipated reversals are related to state tax items, none of which individually are significant.

FIN 48 requires uncertain tax positions to be recognized and presented on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$2,400
Additions based on tax positions related to the current year	100
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(100)
Lapse of statue of limitations	(100)
Settlements	—
Balance at September 30, 2008	$2,300

On a net basis, the balance at September 30, 2007 is $2.0 million (including related interest amounts) after offsetting deferred tax assets, competent authority benefits, deductions, and/or credits on the Company’s tax returns, and it remains at $2.0 million at September 30, 2008.

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2004 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2003.

The Company has elected to report interest and penalties as a component of income tax expense. In the fiscal year ending September 30, 2008, the Company recognized interest expense relating to unrecognized tax benefits of less than $0.1 million. The net FIN 48 liability balance at September 30, 2008 of $2.0 million includes approximately $0.3 million of interest and penalties.

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2006	2007	2008
Current provision:
Federal	$1,708	$18,582	$38,788
State and local	1,992	4,171	5,461
Foreign	1,200	1,926	2,819
Total current provision	4,900	24,679	47,068
Deferred tax expense (benefit):
Federal	(6,451)	(10,994)	(25,573)
State and local	(1,383)	(2,337)	(4,633)
Foreign	(1,568)	733	1,355
Total deferred tax expense (benefit)	(9,402)	(12,598)	(28,851)
Income tax (benefit) expense	$(4,502)	$12,081	$18,217

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2006	2007	2008
Federal income tax provision at statutory rate of 35%	$(3,971)	$1,718	$16,274
District of Columbia settlement	—	7,641	—
Valuation allowance on net operating loss carryforwards	—	2,069	—
Permanent items	645	594	886
Municipal interest	(1,532)	(1,833)	(264)

State income taxes, net of federal benefit	(404)	1,206	2,129
Reserve for state income tax audits	974	646	—
Other	(214)	40	(808)
(Benefit) Provision for income taxes	$(4,502)	$12,081	$18,217

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2007 and 2008 are as follows (in thousands):

	As of September 30,
	2007	2008
Deferred tax assets - current:
Costs deductible in future periods	$18,197	$25,258
Deferred revenue	13,867	6,910
Total deferred tax assets - current	32,064	32,168
Deferred tax liabilities - current:
Accounts receivable - unbilled	14,655	10,267
Net deferred tax asset (liability) - current	$17,409	$21,901

Deferred tax assets (liabilities) - non-current:
Non-cash equity compensation	$2,050	$3,813
Costs deductible in future periods	—	3,800
Net operating loss carryforwards	4,594	2,291
Valuation allowance on net operating loss carryforwards	(2,069)	(1,404)
Amortization of goodwill	(9,424)	3,666
Depreciation	(2,180)	(1,185)
Capitalized software	(6,680)	(354)
Deferred contract costs	797	1,398
Other	—	(1,092)
Net deferred tax asset (liability) - non-current	$(12,912)	$10,933

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

As of September 30, 2008, the Company had $0.5 million of deferred tax assets related to net operating loss carryforwards in a subsidiary in Canada. These net operating loss carryforwards begin to expire at the end of fiscal 2014 through fiscal 2016. We believe we will generate sufficient taxable income to utilize the net operating loss carryforwards within the expiration period based on an existing contract within this Canadian operation. To the extent that future taxable income from this contract is revised and it is determined that there will be insufficient taxable income generated to utilize all available net operating loss carryforwards, a valuation allowance will be recorded in the provision for income taxes in the period the determination is made, and the deferred tax assets will be reduced by this amount. As of September 30, 2008, the Company had $5.3 million of net operating loss carryforwards related to another subsidiary in Canada. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. These net operating loss carryforwards begin to expire at the end of fiscal 2013 through fiscal 2017.

Cash paid for income taxes during the years ended September 30, 2006, 2007, and 2008 was $22.0 million, $10.3 million, and $23.8 million, respectively.

Approximately 90% of the Company’s total goodwill is expected to be deductible for income tax purposes.

13.  Shareholders’ Equity

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At September 30, 2008, the Board of Directors had reserved 8.0 million shares of common stock for issuance under the Company’s stock plans. At September 30, 2007, 1.9 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years, and beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the fiscal years ended September 30, 2007 and 2008, compensation expense related to stock options was $0.8 million and $2.7 million, respectively.

The Company also issues Restricted Stock Units (RSUs) to officers, employees and directors of the Company under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2006, 2007 and 2008, compensation expense recognized related to RSUs was $2.1 million, $3.1 million and $6.8 million, respectively.

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

Stock-based compensation cost is recognized in selling, general and administrative expense and, under the fair value provisions of SFAS No. 123(R), was $6.6 million, $3.8 million and $9.5 million for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. During the first quarter of fiscal 2008, the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs. The impact was to underestimate stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company has corrected this error by recording additional stock compensation expense of $2.2 million in the first quarter of fiscal 2008. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.6 million, $2.1 million and $0.7 million for the fiscal years ended September 30, 2006, 2007 and 2008, respectively.

The weighted average fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing method with the following assumptions for the fiscal years ended September 30, 2006, 2007 and 2008:

	2006	2007	2008
Dividend yield	1.4%	1.5%	0.9%
Risk-free interest rate	4.6%	4.5%	4.1%
Expected volatility	37%	37%	33%
Expected life of option term (in years)	5.1	4.3	4.3
Weighted average fair value at grant date	$11.58	$8.71	$14.12

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations. The Company has transitioned away from stock options to restricted stock units.

A summary of the Company’s stock option activity for the fiscal years ended September 30, 2006, 2007 and 2008, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2005	2,297,361	$28.65
Granted	557,101	33.12
Exercised	(300,314)	24.09
Forfeited or expired	(512,419)	33.19
Outstanding at September 30, 2006	2,041,729	29.39
Granted	20,000	27.27
Exercised	(560,417)	23.76
Forfeited or expired	(62,930)	32.10
Outstanding at September 30, 2007	1,438,382	31.44
Granted	20,000	46.20
Exercised	(194,209)	38.39
Forfeited or expired	(115,681)	35.00
Outstanding at September 30, 2008	1,148,492	30.24

Exercisable at September 30, 2008	877,954	$30.21

The intrinsic value of exercisable stock options at September 30, 2008, was $4.8 million with a weighted average remaining life of 3.9 years. The total intrinsic value of stock options exercised during the fiscal years ended September 30, 2008 and September 30, 2007 was $2.0 million and $7.3 million, respectively. The weighted average grant date fair value of stock options granted during the fiscal years ended September 30, 2008 and September 30, 2007 was $14.12 and $8.71, respectively. The total fair value of stock options which vested during the fiscal years ended September 30, 2008 and September 30, 2007 was $3.3 million and $8.9 million, respectively.

The following table provides certain information with respect to stock options outstanding at September 30, 2008:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$1.47 - $20.96	71,338	$20.60	2.23
$20.97 - $33.55	511,300	28.49	3.83
$33.56 - $50.00	565,854	35.80	4.13
	1,148,492	30.24	4.13

The following table provides certain information with respect to stock options exercisable at September 30, 2008:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$1.47 - $20.96	71,338	$20.60
$20.97 - $33.55	359,550	28.49
$33.56 - $50.00	447,066	35.80
	877,954	30.21

A summary of the Company’s RSU activity for the fiscal years ended September 30, 2006, 2007 and 2008, is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at September 30, 2005	228,243	$32.69
Granted	258,843	34.17
Vested	(47,442)	28.67
Forfeited or expired	(74,432)	32.90
Non-vested shares outstanding at September 30, 2006	365,212	33.26
Granted	129,017	34.09
Vested	(88,906)	40.20
Forfeited or expired	(21,832)	33.10
Non-vested shares outstanding at September 30, 2007	383,491	33.09
Granted	274,800	36.56
Vested	(95,240)	37.04
Forfeited or expired	(74,523)	34.00
Non-vested shares outstanding at September 30, 2008	488,528	$33.80

As of September 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $2.3 million and $11.6 million, respectively.

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

Employee Stock Purchase Plan

The Company previously offered an employee stock purchase plan (ESPP) that allowed eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP was not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases were included in the Company’s stock-based compensation expense. During fiscal 2006, 2007, and 2008, respectively, the Company issued 36,971, 6,838, and zero shares of common stock pursuant to this plan at an average price of $28.13, $29.24, and zero per share. The ESPP was terminated in fiscal 2007 and the last purchase under the plan was made in January 2007 for the fiscal quarter ending December 31, 2006.

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

In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank on November 15, 2007. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS purchased an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. Pursuant to the ASR agreement, at its completion the Company’s initial price under the ASR agreement was adjusted down based on the volume-weighted average price (“VWAP”) of the Company’s stock during this period. Such adjustment could be settled in cash or stock at the Company’s discretion. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to treasury stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. At September 30, 2008, $82.0 million remained available for future stock repurchases under the resolution. As of December 12, 2008, the Company has repurchased 648,490 common shares at a cost of $20.0 million during the first quarter of fiscal 2009.

The company repurchased 282,100 common shares at a cost of $10.1 million, zero common shares at a cost of zero and 4,145,057 common shares at a cost of $164.5 million in 2006, 2007 and 2008, respectively.

14.  Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In January 2007, MAXIMUS initiated arbitration against Accenture LLP to resolve various disputes that had arisen under a subcontract between the parties in support of Accenture’s prime contract with the Texas Health and Human Services Commission (“HHSC”) for the Integrated Eligibility and Enrollment Services program (the “Program”). Among other things, the Company asserted that Accenture had breached the subcontract resulting in damages to MAXIMUS in excess of $100 million.

Accenture denied MAXIMUS’ claims and asserted a counterclaim that MAXIMUS breached the subcontract. Accenture alleged unspecified damages which it stated could be hundreds of millions of dollars. The subcontract incorporated the terms and conditions of the prime contract which contained a limitation of liability of $250.0 million.

In February 2007, MAXIMUS terminated its subcontract with Accenture. In March 2007, HHSC announced that it was winding down its contract with Accenture. HHSC alleged a variety of damages arising from the parties’ operation of the Program. Accenture indicated that its damages claim against MAXIMUS in the arbitration proceeding would include damages asserted by HHSC against Accenture.

Shortly after the wind down of the Accenture contract with HHSC, MAXIMUS entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2008, and the enrollment broker contract runs through August 31, 2010.

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS. Accordingly, the Company has recorded a pre-tax charge of $37.5 million in legal and settlement expense in the accompanying consolidated statements of operations in the fourth quarter of fiscal 2008. The corresponding accrued liability related to the settlement is included in other accrued liabilities as of September 30, 2008 in the accompanying consolidated balance sheets. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

(c) In 2003, MAXIMUS contracted to provide an integrated case management system and related services for a certain City. The City alleged that the Company failed to satisfy various contractual requirements, and the Company denied those allegations. In the interest of avoiding the costs, risks and distraction of litigation, the parties agreed to a mutual termination of the contract and settlement of the claims. Under the terms of the settlement, MAXIMUS paid the City $5.0 million and forgave outstanding accounts receivable of $2.0 million. Accordingly, the Company recorded a charge of $7.0 million classified in discontinued operations during the year ended September 30, 2008.

Employment Agreements

The Company has an employment agreement with its chief executive officer with a term ending in fiscal 2010.

15.  Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled. To date, these financial instruments have been derived from contract revenue earned primarily from federal, state and local government agencies located in the United States.

For the years ended September 30, 2006, 2007, and 2008, the Company derived approximately 17%, 17%, and 15%, respectively, of its consolidated revenue from contracts with the state of California, principally within our Operations Segment.

For the years ended September 30, 2006, 2007 and 2008, the Company derived approximately 6%, 9% and 14%, respectively, of its consolidated revenue from contracts with the state of Texas, principally within our Operations Segment.

16.  Business Segments

The following table provides certain financial information for each business segment (in thousands).

	2006	2007	2008
Revenue:
Operations	$471,372	$507,486	$629,226
Consulting	112,199	118,745	115,907
Total	$583,571	$626,231	$745,133

Gross Profit:
Operations	$53,421	$102,886	$163,308
Consulting	41,140	44,838	38,436
Total	$94,561	$147,724	$201,744

Selling, General and Administrative expense:
Operations	$67,510	$67,271	$77,615
Consulting	36,435	37,090	37,011
Corporate / Other	(572)	271	1,023
Total	$103,373	$104,632	$115,649

Operating income (loss) from continuing operations (before income taxes):
Operations	$(14,089)	$35,615	$85,693
Consulting	4,705	7,748	1,425
Consolidating adjustments	572	(271)	(1,023)
Gain on sale of Corrections Services business	—	451	—
Gain on sale of building	—	—	3,938
Legal and settlement expense	(9,394)	(44,438)	(38,358)
Goodwill impairment	—	—	(7,600)
Total	$(18,206)	$(895)	$44,075

Identifiable assets:
Operations	$160,946	$183,552	$222,706
Consulting	83,402	77,536	69,423
Corporate / Other	314,153	303,376	166,817
Total	$558,501	$564,464	$458,946

Depreciation and amortization:
Operations	$7,623	$8,779	$9,678
Consulting	1,844	1,785	1,279
Corporate / Other	1,588	1,775	1,571
Total	$11,055	$12,339	$12,528

Revenue from foreign operations was $76.7 million, $88.0 million, and $121.2 million for fiscal years 2006, 2007, and 2008, respectively. Total assets of foreign operations were $62.5 million and $79.9 million at September 30, 2007 and 2008, respectively.

The loss from operations in the Operations segment for the 2006 fiscal year of $14.1 million includes a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the Texas Integrated Eligibility project’s deferred contract costs.

17.  Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2007 and 2008. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
	(In thousands, except per share data)
Fiscal Year 2007
Revenue:
Operations	$102,830	$121,391	$140,277	$142,988
Consulting	28,891	29,436	29,694	30,724
Total revenue	131,721	150,827	169,971	173,712

Gross profit	12,901	34,888	52,427	47,508

Selling, general and administrative expenses	27,483	26,891	27,025	23,233

Operating income (loss) from continuing operations:
Operations	(16,943)	6,345	23,447	22,766
Consulting	2,218	1,538	2,079	1,913
Consolidating adjustments	143	114	(124)	(404)
Gain (gain adjustment) on sale of Corrections Services business	684	—	(233)	—
Legal and settlement expense	(3,000)	(6,104)	(33,010)	(2,324)
Operating income (loss) from continuing operations	(16,898)	1,893	(7,841)	21,951

Income (loss) from discontinued operations, net of income taxes	125	258	(1,404)	(62)

Net income (loss)	$(10,395)	$2,362	$(14,391)	$14,169

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.49)	$0.10	$(0.59)	$0.64
Income (loss) from discontinued operations	0.01	0.01	(0.06)	—
Basic earnings (loss) per share	$(0.48)	$0.11	$(0.65)	$0.64

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.49)	$0.10	$(0.59)	$0.63
Income (loss) from discontinued operations	0.01	0.01	(0.06)	—
Diluted earnings (loss) per share	$(0.48)	$0.11	$(0.65)	$0.63

	Quarter Ended
	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
	(In thousands, except per share data)
Fiscal Year 2008
Revenue:
Operations	$146,807	$160,982	$157,917	$163,520
Consulting	30,282	28,629	31,447	25,549
Total revenue	177,089	189,611	189,364	189,069

Gross profit	46,284	51,863	52,788	50,809

Selling, general and administrative expenses	27,038	28,762	28,949	30,900

Operating income (loss) from continuing operations:
Operations	17,826	22,848	22,845	22,174
Consulting	1,779	496	1,262	(2,112)
Consolidating adjustments	(359)	(243)	(268)	(153)
Gain on sale of building	—	—	3,938	—
Goodwill impairment	—	—	—	7,600
Legal and settlement expense	—	(931)	(700)	(36,727)
Operating income (loss) from continuing operations	19,246	22,170	27,077	(24,418)

Discontinued operations, net of income taxes
Loss from discontinued operations	(1,663)	(3,862)	(7,617)	(2,827)
Gain (loss) on disposal	—	—	1,726	(7,361)
Loss from discontinued operations	(1,663)	(3,862)	(5,891)	(10,188)

Net income (loss)	$10,605	$9,627	$11,405	$(24,960)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.60	$0.73	$0.93	$(0.80)
Loss from discontinued operations	(0.08)	(0.21)	(0.32)	(0.55)
Basic earnings (loss) per share	$0.52	$0.52	$0.61	$(1.35)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.59	$0.72	$0.92	$(0.80)
Loss from discontinued operations	(0.08)	(0.21)	(0.31)	(0.55)
Diluted earnings (loss) per share	$0.51	$0.51	$0.61	$(1.35)

18.  Recent Accounting Pronouncements

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

19. Business Combinations

In fiscal 2008, the Company acquired the business described below in a business combination accounted for as a purchase. The accompanying consolidated financial statements include the results of operations of the acquired business since the date of the acquisition.

On August 1, 2008, the Company acquired 100% of the shares of Westcountry Training and Consultancy Service (“WTCS”) Limited, a privately-owned employment and training company in the United Kingdom that specializes in helping people who are disadvantaged in the labor market gain employment. The purchase price for the shares is £3.0 million (approximately $6.0 million U.S.). Per the terms of the share purchase agreement, additional consideration of approximately £0.5 million (approximately $1.0 million U.S.) may be paid based on the achievement of certain future performance objectives. The total purchase cost, including transactions costs of $0.4 million, was $6.4 million. In conjunction with the purchase, the Company recorded goodwill of $4.3 million and intangible assets, primarily customer contracts and relationships, of $1.1 million, and other net assets of $1.0 million which have been assigned to the Operations Segment. The primary reason for acquiring WTCS was to establish a presence in the United Kingdom market from which to expand the Company’s workforce services business. The purchase price allocation is not finalized and is subject to the final working capital adjustments, which are currently not expected to be material. Unaudited pro forma results of operations are not provided because the historical operating results were not significant and pro forma results would not be significantly different from reported results for the periods presented.

20.  Texas Integrated Eligibility Project

Our fiscal 2007 results were respectively impacted by a $25.2 million operating loss on the Texas Integrated Eligibility project. Up until February 2007, we served as a subcontractor to Accenture as part of the Texas Access Alliance, which provides services under the Texas Health and Human Services Commissions’ (TX HHSC) Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. In November 2006, we announced that we commenced negotiations with Accenture to further reduce our scope on the project. In January 2007, we initiated arbitration to resolve certain disputes under the subcontract and in February 2007, we terminated our subcontract with Accenture. In March 2007, the TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its State Children’s Health Insurance Program (SCHIP) and to provide enrollment broker services for its Medicaid program. We continue to provide services under these programs, but on a profitable basis. See “Note 14. Commitments and Contingencies” above for additional information.

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

The following table sets forth the matters that represent legal and settlement expense (dollars in thousands):

	Year ended September 30,
	2006	2007	2008
District of Columbia Contract Investigation and Related Settlement	$500	$31,980	$(19)
Accenture Arbitration and Related Settlement	—	10,000	38,377
Computer Equipment Leases Settlement	8,169	(150)	—
Ontario Child Support Project Settlement	—	2,608	—
Other	725	—	—
Total	$9,394	$44,438	$38,358

See “Note 14. Commitments and Contingencies” above for additional information.

22.  Sale of Corrections Services Business

On October 5, 2006, the Company sold its Corrections Services business for proceeds of $1.9 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.5 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

23. Sale of Building

During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative office building in McLean, Virginia for proceeds of $5.9 million, net of transactions costs of $0.2 million, and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as gain on sale of building in the consolidated statement of operations.

24. Subsequent Events

Dividend

On October 3, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 for each share of the Company’s common stock outstanding. The dividend was paid on November 28, 2008 to shareholders of record on November 14, 2008. Based on the number of shares outstanding, the payment was $1.8 million.

Stock Repurchases

As of December 12, 2008, the Company has repurchased 648,490 common shares at a cost of $20.0 million during the first quarter of fiscal 2009.

Arbitration and Contract Wind Down Settlement

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS. Accordingly, the Company has recorded a pre-tax charge of $37.5 million in legal and settlement expense in the accompanying consolidated statements of operations in the fourth quarter of fiscal 2008. The corresponding accrued liability related to the settlement is included in other accrued liabilities as of September 30, 2008 in the accompanying consolidated balance sheets. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that as of September 30, 2008, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control — Integrated Framework.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2008, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements is included following this Item 9A.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of MAXIMUS, Inc., as of September 30, 2008 and our report dated December 10, 2008 (except for Note 14(a) as to which the date is December 12, 2008) expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

December 10, 2008

ITEM 9B.        Other Information.

Certifications. Our principal executive officer and principal financial officer file the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, our principal executive officer annually certifies to the New York Stock Exchange that he is not aware of any violation by MAXIMUS of the New York Stock Exchange’s corporate governance listing standards. This certification was submitted, without qualification, as required after the 2008 annual meeting of MAXIMUS shareholders.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2009 (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans/arrangements approved by the shareholders (2)	1,148,492	$31.88	1,697,299

Total	1,148,492	$31.88	1,697,299

(1)          In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2008, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

(2)          Includes the 1997 Equity Incentive Plan, the 1997 Employee Stock Purchase Plan and the 1997 Director Stock Option Plan.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2008.

MAXIMUS, Inc.

By:	/s/ RICHARD A. MONTONI
Richard A. Montoni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI	President, Chief Executive Officer and	December 8, 2008
Richard A. Montoni	Director (principal executive officer)

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer	December 8, 2008
David N. Walker	(principal financial and accounting officer)

/s/ PETER B. POND	Chairman of the Board of Directors	December 8, 2008
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	December 8, 2008
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	December 8, 2008
John J. Haley

/s/ PAUL R. LEDERER	Director	December 8, 2008
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	December 8, 2008
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	December 8, 2008
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	December 8, 2008
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	December 8, 2008
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number

3.1	Amended and Restated Articles of Incorporation of the Company, as amended. (1)

3.2	Amendment to the Amended and Restated Bylaws of the Company. (2)

4.1	Specimen Common Stock Certificate. (3)

10.1	1997 Equity Incentive Plan, as amended. (4)*

10.2	First Amendment to the 1997 Equity Incentive Plan, as amended. (5)*

10.3	1997 Director Stock Option Plan, as amended. (6)*

10.4	1997 Employee Stock Purchase Plan, as amended. (7)*

10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (8)*

10.6	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni. (5)*

10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell. (5)*

10.8	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell. (5)*

10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company. (9)*

10.10	Amended and Restated Income Continuity Program. (5)*

10.11	Deferred Compensation Plan, as amended. (5)*

10.12	1997 Equity Incentive Plan - Restricted Stock Units - Terms and Conditions. (10)

10.13	1997 Equity Incentive Plan - Non-Qualified Stock Option - Terms and Conditions. (10)

10.14

Settlement Agreement dated July 20, 2007 among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, relator Benjamin Turner, and the Company. (11)

10.15

Corporate Integrity Agreement dated July 20, 2007 between the Company on behalf of the MAXIMUS Consulting Segment and the Office of Inspector General of the United States Department of Health and Human Services. (11)

10.16	Deferred Prosecution Agreement dated July 23, 2007 between the Company and the United States Attorney’s Office for the District of Columbia. (11)

10.17	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007. (12)

10.18

Revolving Credit Agreement, dated January 25, 2008, by and among MAXIMUS, Inc., as borrower, SunTrust Bank as administrative agent, issuing bank and swingline lender and the other lender parties thereto. (13)

10.19	Security Agreement, dated January 25, 2008, among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank. (13)

10.20	Pledge Agreement, dated January 25, 2008, by and among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank. (13)

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.

99.1	Special Considerations and Risk Factors. Filed herewith.

*              Denotes management contract or compensation plan.

(1)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)           Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on December 6, 2007 and incorporated herein by reference.

(3)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference. Amendment to Amended and Restated By-laws of the Company filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on December 6, 2007 and incorporated herein by reference.

(4)           Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-136400) on August 8, 2006 and incorporated herein by reference.

(5)           Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on November 27, 2007 and incorporated herein by reference.

(6)           Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(7)           Filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-122711) on February 10, 2005 and incorporated herein by reference.

(8)           Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on April 26, 2006 and incorporated herein by reference.

(9)           Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-21611) on February 12, 1997 and incorporated herein by reference.