Form 10-Q
period 2008-12-31
MAXIMUS INC
filed 2009-02-05
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

As of January 30, 2009, there were 17,401,357 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2008

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	December 31, 2008
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,605	$61,461
Restricted cash	2,736	2,543
Accounts receivable — billed, net of reserves of $5,512 and $4,828	128,819	101,876
Accounts receivable — unbilled	30,695	28,180
Current portion of note receivable	746	759
Income taxes receivable	—	9,469
Deferred income taxes	21,901	17,574
Due from insurance carrier	12,500	12,986
Prepaid expenses and other current assets	7,892	11,370
Current assets of discontinued operations	193	192
Total current assets	325,087	246,410

Property and equipment, at cost	81,232	81,498
Less accumulated depreciation and amortization	(47,238)	(48,106)
Property and equipment, net	33,994	33,392
Capitalized software	19,979	20,521
Less accumulated amortization	(5,854)	(6,159)
Capitalized software, net	14,125	14,362
Deferred contract costs, net	5,324	6,384
Goodwill	60,659	58,976
Intangible assets, net	3,699	2,832
Note receivable, less current portion	1,337	1,036
Deferred income taxes	10,933	3,217
Other assets, net	3,788	3,459
Total assets	$458,946	$370,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,950	$36,799
Accrued compensation and benefits	26,684	22,681
Current portion of deferred revenue	19,676	21,441
Current portion of income taxes payable	12,662	—
Current portion of capital lease obligations	417	—
Other accrued liabilities	53,891	19,068
Current liabilities of discontinued operations	11,028	5,134
Total current liabilities	173,308	105,123
Deferred revenue, less current portion	8,315	6,861
Income taxes payable, less current portion	1,617	1,668
Total liabilities	183,240	113,652

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 18,302,368 and 17,586,834 shares issued and outstanding at September 30, 2008 and December 31, 2008, at stated amount, respectively	328,323	330,834
Treasury stock, at cost; 8,635,130 and 9,375,620 shares at September 30, 2008 and December 31, 2008, respectively	(289,103)	(312,338)
Accumulated other comprehensive income	5,536	(1,139)
Retained earnings	230,950	239,059
Total shareholders’ equity	275,706	256,416
Total liabilities and shareholders’ equity	$458,946	$370,068

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2007	2008
Revenue	$177,089	$180,092
Cost of revenue	130,805	132,945
Gross profit	46,284	47,147
Selling, general and administrative expenses	27,038	27,338
Operating income from continuing operations	19,246	19,809
Interest and other income, net	1,501	94
Income from continuing operations before income taxes	20,747	19,903
Provision for income taxes	8,479	7,862
Income from continuing operations	12,268	12,041

Discontinued operations, net of income taxes:
Loss from discontinued operations	(1,663)	(73)
Loss on disposal	—	(5)
Loss from discontinued operations	(1,663)	(78)

Net income	$10,605	$11,963

Basic earnings (loss) per share (Note 6):
Income from continuing operations	$0.60	$0.68
Loss from discontinued operations	(0.08)	(0.01)
Basic earnings per share	$0.52	$0.67

Diluted earnings (loss) per share (Note 6):
Income from continuing operations	$0.59	$0.67
Loss from discontinued operations	(0.08)	—
Diluted earnings per share	$0.51	$0.67

Dividends paid per share	$0.10	$0.10

Weighted average shares outstanding:
Basic	20,506	17,802
Diluted	20,854	17,956

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2008
Cash flows from operating activities:
Net income	$10,605	$11,963
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,663	78
Depreciation	2,681	2,009
Amortization	719	737
Deferred income taxes	4,195	12,043
Deferred interest income on note receivable	—	107
Non-cash equity based compensation	3,386	1,866

Change in assets and liabilities:
Accounts receivable – billed	10,822	25,930
Accounts receivable – unbilled	(8,078)	1,901
Prepaid expenses and other current assets	1,362	(3,819)
Deferred contract costs	404	(1,236)
Other assets	104	(899)
Accounts payable	(1,608)	(11,071)
Accrued compensation and benefits	(2,879)	(3,701)
Deferred revenue	(1,628)	1,698
Income taxes	(3,141)	(21,959)
Other liabilities	(530)	(36,852)
Cash provided by (used in) operating activities – continuing operations	18,077	(21,205)
Cash provided by (used in) operating activities – discontinued operations	2,712	(5,972)
Cash provided by (used in) operating activities	20,789	(27,177)

Cash flows from investing activities:
Decrease in note receivable	—	182
Purchases of property and equipment	(2,381)	(2,425)
Capitalized software costs	(920)	(1,717)
(Increase) decrease in marketable securities	126,160	—
Cash provided by (used in) investing activities – continuing operations	122,859	(3,960)
Cash provided by (used in) investing activities – discontinued operations	(782)	—
Cash provided by (used in) investing activities	122,077	(3,960)

Cash flows from financing activities:
Employee stock transactions	1,655	593
Repurchases of common stock	(150,388)	(22,431)
Payments on capital lease obligations	(401)	(417)
Tax benefit due to option exercises and restricted stock units vesting	297	53
Cash dividends paid	(2,222)	(1,765)
Cash used in financing activities – continuing operations	(151,059)	(23,967)
Cash used in financing activities – discontinued operations	—	—
Cash used in financing activities	(151,059)	(23,967)

Effect of exchange rate changes on cash and cash equivalents	—	(3,040)

Net decrease in cash and cash equivalents	(8,193)	(58,144)

Cash and cash equivalents, beginning of period	70,472	119,605

Cash and cash equivalents, end of period	$62,279	$61,461

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2008 and 2007

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date, including certain reclassifications to conform to the December 31, 2008 presentation, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three months ended December 31, 2008 and 2007, and as of September 30, 2008, include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2008 and 2007 and for each of the three years in the period ended September 30, 2008, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 1-12997) filed with the Securities and Exchange Commission on December 15, 2008.

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

The Company’s net unrecognized tax benefits totaled $2.0 million at September 30, 2008 and $2.1 million at December 31, 2008 (including related interest amounts) after offsetting deferred tax assets, competent authority benefits, deductions, and/or credits on the Company’s tax returns. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $2.1 million at December 31, 2008. The Company estimates it may recognize $0.4 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. We recorded less than $0.1 million of interest and penalties in our current income tax provision for the three months ended December 31, 2008 and December 31, 2007. The net FIN 48 liability balance at December 31, 2008 of $2.1 million includes approximately $0.3 million of interest and penalties.

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2005 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2004.

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

Stock-Based Compensation

The Company’s Board of Directors established stock plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At December 31, 2008, the Board of Directors had reserved 8.1 million shares of common stock for issuance under the Company’s stock plans. At December 31, 2008, approximately 1.6 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three months ended December 31, 2008, compensation expense recognized related to stock options was $0.4 million. Compensation expense recognized related to stock options was $1.0 million for the three months ended December 31, 2007, which includes $0.5 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested stock options in fiscal 2006 and 2007.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. Compensation expense recognized related to RSUs was $1.5 million for the three months ended December 31, 2008. Compensation expense recognized related to RSUs was $2.6 million for the three months ended December 31, 2007, which includes $1.7 million to correct for an understatement of compensation expense related to estimated forfeiture rates being applied to fully vested RSUs in fiscal 2006 and 2007.

2. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months ended December 31, 2007 and 2008 are as follows:

	Three Months Ended December 31,
(in thousands)	2007	2008

Net income	$10,605	$11,963
Foreign currency translation adjustments	(127)	(6,675)
Comprehensive income	$10,478	$5,288

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $30.9 million and $33.0 million at September 30, 2008 and December 31, 2008, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2008 and December 31, 2008, accumulated amortization of deferred contract costs was $25.6 million and $26.6 million, of which $7.2 million and $7.6 million is the accumulated amortization of capital lease assets included in deferred costs, respectively.

4. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2008 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2008	$19,846	$40,813	$60,659
Goodwill activity related to acquisition	—	724	724
Foreign currency translation	—	(2,407)	(2,407)
Balance as of December 31, 2008	$19,846	$39,130	$58,976

During the fourth quarter of fiscal 2008, the Company acquired 100% of the shares of Westcountry Training and Consultancy Service (“WTCS”) Limited, a privately-owned employment and training company in the United Kingdom that specializes in helping people who are disadvantaged in the labor market gain employment. Per the terms of the share purchase agreement, additional consideration of approximately £0.5 million (approximately $0.7 million U.S.) was accrued in the first quarter of fiscal 2009 based on the achievement of certain performance objectives. WTCS is part of the Company’s Operations Segment.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2008			As of December 31, 2008
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$1,882	$1,844	$38	$1,903	$1,900	$3
Technology-based intangibles	3,370	2,909	461	3,370	3,141	229
Customer contracts and relationships	7,077	3,877	3,200	6,065	3,465	2,600
Total	$12,329	$8,630	$3,699	$11,338	$8,506	$2,832

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, five years, and ten years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. Intangible amortization expense was $0.4 million and $0.3 million for the three months ended December 31, 2007 and 2008, respectively. The estimated amortization expense for the years ending September 30, 2009, 2010, 2011, 2012, and 2013 is $1.1 million, $0.7 million, $0.5 million, none and none, respectively.

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

Shortly after the wind down of the Accenture contract with HHSC, MAXIMUS entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2009, and the enrollment broker contract runs through August 31, 2010.

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS, which is included in due from insurance carrier in the consolidated balance sheets as of September 30, 2008 and December 31, 2008. Accordingly, the Company recorded a pre-tax charge of $37.5 million in legal and settlement expense in the consolidated statements of operations in the fourth quarter of fiscal 2008. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At December 31, 2008, letters of credit totaling $10.4 million are outstanding under the Credit Facility.

Subject to applicable conditions, the Company may elect interest rates on its revolving borrowings calculated by reference to (i) the prime lending rate as announced by SunTrust Bank (or, if higher, the federal funds effective rate plus 0.50% or the one-month adjusted LIBO rate) (a “Base Rate Borrowing”), or (ii) the reserve adjusted rate per annum equal to the offered rate for deposits in U.S. dollars for a one (1), two (2), three (3) or six (6) month period in the London Inter-Bank Market (a “LIBOR Borrowing”), and, in each case, plus an applicable margin that is determined by reference to the Company’s then-current leverage ratio. For swingline borrowings, the Company will pay interest at the rate of interest for a one (1) month LIBOR Borrowing, plus the applicable margin, or at a rate to be separately agreed upon by the Company and the administrative agent.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2008. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and December 31, 2008, the Company had performance bond commitments totaling $83.4 million and $82.9 million, respectively.

Lease Obligations

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $0.4 million were outstanding related to these lease arrangements for new equipment at September 30, 2008. No capital lease obligations were outstanding at December 31, 2008.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended December 31,
	2007	2008
Numerator:
Income from continuing operations	$12,268	$12,041
Loss from discontinued operations	(1,663)	(78)
Net income	$10,605	$11,963

Denominator:
Basic weighted average shares outstanding	20,506	17,802

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	348	154
Denominator for diluted earnings (loss) per share	20,854	17,956

7. Stock Repurchase Programs

On November 14, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock under an Accelerated Share Repurchase (“ASR”) program. In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank during the first quarter of fiscal 2008. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS purchased an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. Pursuant to the ASR agreement, at its completion the Company’s initial price under the ASR agreement was adjusted down based on the volume-weighted average price (“VWAP”) of the Company’s stock during this period. Such adjustment could be settled in cash or stock at the Company’s discretion. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to common stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the first quarter of fiscal 2009, the Company repurchased 740,490 common shares at a cost of $23.2 million. At December 31, 2008, $59.5 million remained available for future stock repurchases under the resolution. As of February 4, 2009, the Company had repurchased 187,200 common shares at a cost of $6.8 million during the second quarter of fiscal 2009.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2007	% (1)	2008	% (1)

Revenue:
Operations	$146,807	100%	$156,338	100%
Consulting	30,282	100%	23,754	100%
Total	177,089	100%	180,092	100%

Gross Profit:
Operations	35,557	24.2%	41,469	26.5%
Consulting	10,727	35.4%	5,678	23.9%
Total	46,284	26.1%	47,147	26.2%

Selling, general, and administrative expense:
Operations	17,731	12.1%	20,123	12.9%
Consulting	8,948	29.5%	7,140	30.1%
Corporate/Other	359	NM (2)	75	NM (2)
Total	27,038	15.3%	27,338	15.2%

Operating income (loss) from continuing operations:
Operations	17,826	12.1%	21,346	13.7%
Consulting	1,779	5.9%	(1,462)	(6.2)%
Consolidating adjustments	(359)	NM (2)	(75)	NM (2)
Total	$19,246	10.9%	$19,809	11.0%

(1)	% of respective segment revenue

(2)	Not meaningful

9. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations,” which is effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which is the Company’s 2010 fiscal year. Early adoption of the standard is prohibited. Under SFAS 141(R), more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. In partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. This will likely result in higher related depreciation and amortization charges in subsequent periods than under the current standard. SFAS 141(R) will only impact us if we acquire businesses subsequent to the effective date of the standard.

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.5 million consisted of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $3.9 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and December 31, 2008. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2007	2008

Revenue	$24,861	$—

Loss from operations before income taxes	$(2,732)	$(121)
Provision (benefit) for income taxes	(1,069)	(48)
Loss from discontinued operations	$(1,663)	$(73)

Loss on disposal before income taxes	—	$(9)
Provision (benefit) for income taxes	—	(4)
Loss on disposal	—	$(5)

Loss from discontinued operations	$(1,663)	$(78)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2008	As of December 31, 2008

Accounts receivable – billed	$192	$192
Prepaid expenses and other current assets	1	—
Current assets of discontinued operations	$193	$192

Accounts payable	$10,303	$5,134
Accrued compensation and benefits	725	—
Current liabilities of discontinued operations	$11,028	$5,134

11. Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. This standard defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. We have deferred the adoption of SFAS No. 157 with respect to non-financial assets and liabilities in accordance with the provisions of FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157” which provides a one-year deferral of the effective date of SFAS No. 157. Items in this classification include goodwill and intangible assets with indefinite lives. We are currently evaluating the impact, if any, that FSP FAS 157-2 will have on our results of operations and financial condition.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Active markets are those in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Inactive markets are those in which there are few transactions for the asset, prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly. With regard to the Company’s financial assets subject to fair value measurements, the Company believes that all of the assets it holds are actively traded because there is sufficient frequency and volume to obtain information on an ongoing basis.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of December 31,	Fair Value Measurements as of December 31, 2008 Using Fair Value Hierarchy
Description	2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,461	$61,461	$—	$—

The Company’s Level 1 assets include cash, money market instruments and U.S. Treasury securities. The Company’s cash balances are valued based on quoted prices from third parties and the U.S. Treasury securities are valued based on broker quotes.

The adoption of SFAS No. 157 did not have an impact on our results of operations or financial condition since the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.

On October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We did not elect the fair value option under SFAS No. 159 for any of our financial assets or liabilities upon adoption. There was no impact to our results of operations or financial condition as a result of the adoption of SFAS No. 159.

12. Subsequent Events

Stock Repurchases

As of February 4, 2009, the Company had repurchased 187,200 common shares at a cost of $6.8 million during the second quarter of fiscal 2009.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2008, filed with the Securities and Exchange Commission on December 15, 2008.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2008 and incorporated herein by reference.

Business Overview

We are a leading provider of consulting services and operations program management focused in the areas of health and human services primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. For the fiscal year ended September 30, 2008, we had revenue of $745.1 million and net income of $6.7 million. For the three months ended December 31, 2008, we had revenue of $180.1 million and net income of $12.0 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2007	2008
Revenue	$177,089	$180,092
Gross profit	$46,284	$47,147
Selling, general and administrative expense	$27,038	$27,338
Selling, general and administrative expense as a percentage of revenue	15.3%	15.2%
Operating income from continuing operations	$19,246	$19,809
Operating margin from continuing operations percentage	10.9%	11.0%

Income from continuing operations, net of income taxes	$12,268	$12,041
Loss from discontinued operations, net of income taxes	$(1,663)	$(78)
Net income	$10,605	$11,963

Basic earnings (loss) per share:
Income from continuing operations	$0.60	$0.68
Loss from discontinued operations	(0.08)	(0.01)
Basic earnings per share	$0.52	$0.67

Diluted earnings (loss) per share:
Income from continuing operations	$0.59	$0.67
Loss from discontinued operations	(0.08)	—
Diluted earnings per share	$0.51	$0.67

Revenue increased 1.7%, or 5.2% on a constant currency basis, for the three months ended December 31, 2008, compared to the same period in fiscal 2008. We present constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To present this information, current quarter revenue from foreign operations is converted into United States dollars using first quarter fiscal 2008 average exchange rates. All our foreign operations are in the Operations Segment. Strong revenue growth in our domestic health services division and federal operations offset the adverse impact of a strong United States dollar on foreign sourced revenue.

Operating income from continuing operations for the three months ended December 31, 2008 was $19.8 million, compared to operating income of $19.2 million for the same period in fiscal 2008. A $3.3 million decrease in operating income in the Consulting Segment was offset by a $3.5 million increase in operating income in the Operations Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended December 31, 2008 was 15.2%, compared to 15.3% for the same period in fiscal 2008.

Provision for income taxes for the three months ended December 31, 2008 was 39.5% of income from continuing operations before income taxes, compared to 40.9% for the same period in fiscal 2008.

Income from continuing operations, net of income taxes was $12.0 million, or $0.67 per diluted share, for the three months ended December 31, 2008, compared with $12.3 million, or $0.59 per diluted share, for the same period in fiscal 2008 and primarily reflects the effect of our ongoing share repurchase program.

Net income for the three months ended December 31, 2008 was $12.0 million, or $0.67 per diluted share, compared with $10.6 million, or $0.51 per diluted share, for the same period in fiscal 2008. The increase in net income of $1.4 million is primarily attributable to a smaller loss from discontinued operations, net of income taxes of $1.6 million.

Operations Segment

	Three Months Ended December 31,
(dollars in thousands)	2007	2008

Revenue	$146,807	$156,338
Gross profit	35,557	41,469
Operating income	17,826	21,346

Operating margin percentage	12.1%	13.7%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue increased 6.5%, or 10.7% on a constant currency basis, for the three months ended December 31, 2008, compared to the same period in fiscal 2008. Operating income for the three months ended December 31, 2008 was $21.3 million, compared to operating income of $17.8 million for the same period in fiscal 2008. The increase in operating income of $3.5 million is driven by strong revenue growth and margin improvement in health services and federal operations.

Consulting Segment

	Three Months Ended December 31,
(dollars in thousands)	2007	2008

Revenue	$30,282	$23,754
Gross profit	10,727	5,678
Operating income (loss)	1,779	(1,462)

Operating margin (loss) percentage	5.9%	(6.2)%

The Consulting Segment includes program performance services, program and systems integrity services, educational services, and enterprise resource planning (ERP) solutions.

Revenue was $23.8 million for the three months ended December 31, 2008, compared to $30.3 million in the same period in fiscal 2008. Operating loss for the three months ended December 31, 2008 was $1.5 million, compared to operating income of $1.8 million for the same period in fiscal 2008. The decreases in revenue of $6.5 million and operating income of $3.3 million are primarily attributable to (1) a $2.5 million provision related to a fixed price ERP contract and (2) the exit from federal healthcare claiming work.

Interest and Other Income, Net

	Three Months Ended December 31,
(dollars in thousands)	2007	2008

Interest and other income, net	$1,501	$94

Percentage of revenue	0.8%	0.1%

Interest and other income for the three months ended December 31, 2008 was $0.1 million, compared to $1.5 million for the same period in fiscal 2008. The decrease in interest and other income of $1.4 million is primarily attributable to a $1.1 million reduction in interest income related to the $150.0 million Accelerated Share Repurchase that was completed during the first quarter of fiscal 2008, which reduced cash balances. The weakening of the Canadian and Australian dollars accounted for the remaining $0.3 million reduction in interest and other income, which arose from intercompany transactions involving foreign exchange.

Discontinued Operations

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2007	2008

Revenue	$24,861	$—

Loss from operations before income taxes	$(2,732)	$(121)
Provision (benefit) for income taxes	(1,069)	(48)
Loss from discontinued operations	$(1,663)	$(73)

Loss on disposal before income taxes	—	$(9)
Provision (benefit) for income taxes	—	(4)
Loss on disposal	—	$(5)

Loss from discontinued operations	$(1,663)	$(78)

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.5 million consisted of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $3.9 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and December 31, 2008. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

Liquidity and Capital Resources

Current Economic Environment

With the United States in a very significant recession, the current economic environment facing state and local governments is quite challenging. Not only are they experiencing declining tax revenues, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Certain states may delay payments to vendors as a result of budgetary constraints. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

The Obama administration is advancing economic stimulus legislation to address some of the pressures facing state and local governments. The Company believes that demand for its services in its core areas of health, education and human services will remain strong and that the passage of such an economic stimulus package could increase demand for such services. However, any increases in demand resulting from the adoption of an economic stimulus package will depend largely upon the timing, amount and nature of the Federal legislation targeted at the states as well as the timing and nature of the states’ actions in response to such funding.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2007	2008

Net cash provided by (used in):
Operating activities – continuing operations	$18,077	$(21,205)
Operating activities – discontinued operations	2,712	(5,972)
Investing activities – continuing operations	122,859	(3,960)
Investing activities – discontinued operations	(782)	—
Financing activities – continuing operations	(151,059)	(23,967)
Effect of exchange rate changes on cash and cash equivalents	—	(3,040)
Net decrease in cash and cash equivalents	$(8,193)	$(58,144)

Cash used in operating activities from continuing operations in the first quarter of fiscal 2009 was $21.2 million, compared to cash provided by operating activities from continuing operations of $18.1 million for the same period in fiscal 2008. The decrease in cash provided by operating activities from continuing operations of $39.3 million is primarily attributable to a $40.0 million cash payment in the first quarter of fiscal 2009 to settle the Company’s arbitration matter. As part of the settlement, the Company will receive an insurance reimbursement of $12.5 million in the second quarter of fiscal 2009.

Cash used in operating activities from discontinued operations in the first quarter of fiscal 2009 was $6.0 million, compared to cash provided by operating activities from discontinued operations of $2.7 million for the same period in fiscal 2008. The decrease in cash provided by operating activities from discontinued operations of $8.7 million is attributable to the wind-down of the disposed operations.

Cash used in investing activities from continuing operations in the first quarter of fiscal 2009 was $4.0 million, compared to cash provided by investing activities from continuing operations of $122.9 million for the same period in fiscal 2008. The decrease in cash provided by investing activities from continuing operations of $126.9 million is primarily attributable to the sale of $126.2 of marketable securities in the first quarter of fiscal 2008 to partially finance the Company’s $150.4 million Accelerated Share Repurchase program.

Cash used in financing activities from continuing operations in the first quarter of fiscal 2009 was $24.0 million, compared to $151.1 million for the same period in fiscal 2008. The decrease in cash used in financing activities from continuing operations of $127.1 million is primarily attributable to a $128.0 million decrease in repurchases of common stock. Repurchases of common stock were $22.4 million and $150.4 million in the first quarters of fiscal 2009 and 2008, respectively.

The adverse effect of exchange rate changes on cash and cash equivalents of $3.0 million in the first quarter of fiscal 2009 is due to the impact of the strengthening United States dollar on cash and cash equivalents held in our foreign operations.

Other Matters

On November 14, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of the Company’s outstanding common stock under an Accelerated Share Repurchase (“ASR”) program. In connection with the ASR program, the Company entered into an ASR agreement with UBS Investment Bank during the first quarter of fiscal 2008. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. UBS purchased an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. Pursuant to the ASR agreement, at its completion the Company’s initial price under the ASR agreement was adjusted down based on the volume-weighted average price (“VWAP”) of the Company’s stock during this period. Such adjustment could be settled in cash or stock at the Company’s discretion. On July 11, 2008, UBS Investment Bank completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to common stock in the full amount of $13.9 million.

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the first quarter of fiscal 2009, the Company repurchased 740,490 common shares at a cost of $23.2 million of which $22.4 million was settled in cash. At December 31, 2008, $59.5 million remained available for future stock repurchases under the resolution. As of February 4, 2009, the Company had repurchased 187,200 common shares at a cost of $6.8 million during the second quarter of fiscal 2009.

Our working capital at December 31, 2008 was $141.3 million. At December 31, 2008, we had cash and cash equivalents of $61.5 million and no debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash at December 31, 2008 was $2.5 million. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers, and amounts on deposit with foreign banks as compensating balances for certain bank guarantees.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2008, $6.4 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

In June 2003, in connection with a long-term contract, the Company issued a standby letter of credit in an initial amount of up to $20.0 million, which amount was reduced to $10.0 million on April 1, 2005. The letter of credit, which expires on March 31, 2009, may be called by the customer in the event the Company defaults under the terms of the contract. The Company is currently negotiating the renewal of this letter of credit with the customer. The Company also has two letters of credit in connection with insurance policies, which total approximately $0.4 million. The letters of credit for insurance policies expire in May 2009 and automatically renew annually, thereafter.

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $50.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. On June 30, 2008, SunTrust Bank’s commitment automatically stepped down from $50.0 million to $35.0 million in accordance with the terms of the Credit Facility. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At December 31, 2008, letters of credit totaling $10.4 million are outstanding under the Credit Facility.

Subject to applicable conditions, the Company may elect interest rates on its revolving borrowings calculated by reference to (i) the prime lending rate as announced by SunTrust Bank (or, if higher, the federal funds effective rate plus 0.50% or the one-month adjusted LIBO rate) (a “Base Rate Borrowing”), or (ii) the reserve adjusted rate per annum equal to the offered rate for deposits in U.S. dollars for a one (1), two (2), three (3) or six (6) month period in the London Inter-Bank Market (a “LIBOR Borrowing”), and, in each case, plus an applicable margin that is determined by reference to the Company’s then-current leverage ratio. For swingline borrowings, the Company will pay interest at the rate of interest for a one (1) month LIBOR Borrowing, plus the applicable margin, or at a rate to be separately agreed upon by the Company and the administrative agent.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2008. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and December 31, 2008, the Company had performance bond commitments totaling $83.4 million and $82.9 million, respectively.

On July 15, 2003, the Company entered into a capital lease financing arrangement with a financial institution, whereby the Company acquired assets pursuant to an equipment lease agreement. Rental payments for assets leased are payable over a 60-month period at an interest rate of 4.05% commencing in January 2004. On March 29, 2004, the Company entered into a supplemental capital lease financing arrangement with the same financial institution whereby the Company acquired additional assets pursuant to an equipment lease agreement. Rental payments for assets leased under the supplemental arrangement are payable over a 57-month period at an interest rate of 3.61% commencing in April 2004. Capital lease obligations of $0.4 million were outstanding related to these lease arrangements for new equipment at September 30, 2008. No capital lease obligations were outstanding at December 31, 2008.

At December 31, 2008, we classified accounts receivable of $1.7 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On December 17, 2008, the Company’s Board of Directors approved a $0.02 increase in the quarterly cash dividend. The Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on February 27, 2009, to shareholders of record on February 13, 2009. Based on the current number of shares outstanding, the cash payment is estimated to be $2.1 million and the corresponding accrued liability is included in other accrued liabilities as of December 31, 2008 in the consolidated balance sheet.

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

Capitalized Software Development Costs. The Company capitalizes software development costs in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) which are reported in continuing operations. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to seven years. We review capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer projects. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows.

Software development costs are also capitalized in accordance with FAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed and are reported in discontinued operations. We capitalize both purchased software that is ready for resale and costs incurred internally for software development projects from the time technological feasibility is established. Capitalized software development costs are reported at the lower of unamortized cost or estimated net realizable value. Upon the general release of the software to customers, capitalized software development costs for the products are amortized over the greater of the ratio of gross revenues to expected total revenues of the product or on the straight-line method of amortization over the estimated economic life of the product, which ranges from three to five years. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized development costs require considerable judgment by management including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Any changes to these estimates could impact the amount of amortization expense and the amount recognized as capitalized software development costs in the consolidated balance sheet.

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

Shortly after the wind down of the Accenture contract with HHSC, MAXIMUS entered into agreements directly with HHSC to provide enrollment broker, CHIP operations and eligibility support services. The contracts for CHIP operations and eligibility support services run through December 31, 2009, and the enrollment broker contract runs through August 31, 2010.

In December 2008, MAXIMUS, Accenture and HHSC settled all claims among the parties, both the claims in the arbitration proceeding and the contract wind down claims. In connection with that settlement, MAXIMUS agreed to pay a total of $40.0 million and to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier has agreed to pay $12.5 million of the amount due from MAXIMUS, which is included in due from insurance carrier in the consolidated balance sheets as of September 30, 2008 and December 31, 2008. Accordingly, the Company recorded a pre-tax charge of $37.5 million in legal and settlement expense in the consolidated statements of operations in the fourth quarter of fiscal 2008. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

Item 1A.                 Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2008 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2008 — Oct. 31, 2008	624,500	30.82	624,500	$62,839

Nov. 1, 2008 — Nov. 30, 2008	23,990	$32.31	23,990	$62,064

Dec. 1, 2008 —Dec. 31, 2008	92,000	34.71	92,000	$59,479

Total	740,490	$31.35	740,490

(1)             Under resolutions adopted and publicly announced on May 12, 2000, July 10, 2002, and April 2, 2003, our Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $90.0 million of common stock under our 1997 Equity Incentive Plan. In addition, in June 2002, the Board of Directors authorized the use of option exercise proceeds for the repurchase of our common stock. Under a resolution adopted on July 22, 2008, which rescinds and supersedes the previous resolutions, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. As of February 4, 2009, the Company had repurchased 187,200 common shares at a cost of $6.8 million during the second quarter of fiscal 2009.

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

MAXIMUS, INC.

Date: February 4, 2009	By:	/s/ David N. Walker
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