Form 10-Q
period 2009-03-31
MAXIMUS INC
filed 2009-05-07
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File Number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11419 Sunset Hills Road
Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2009, there were 17,496,595 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2009

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	March 31, 2009
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,605	$85,090
Restricted cash	2,736	2,449
Accounts receivable — billed, net of reserves of $5,512 and $4,232	128,819	96,350
Accounts receivable — unbilled	30,695	35,388
Current portion of note receivable	746	786
Income taxes receivable	—	17,097
Deferred income taxes	21,901	8,735
Due from insurance carrier	12,500	—
Prepaid expenses and other current assets	7,892	17,655
Current assets of discontinued operations	193	192
Total current assets	325,087	263,742

Property and equipment, at cost	81,232	83,577
Less accumulated depreciation and amortization	(47,238)	(50,028)
Property and equipment, net	33,994	33,549
Capitalized software	19,979	23,262
Less accumulated amortization	(5,854)	(6,581)
Capitalized software, net	14,125	16,681
Deferred contract costs, net	5,324	7,604
Goodwill	60,659	58,763
Intangible assets, net	3,699	2,458
Note receivable, less current portion	1,337	721
Deferred income taxes	10,933	1,440
Other assets, net	3,788	3,065
Total assets	$458,946	$388,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,950	$53,218
Accrued compensation and benefits	26,684	24,932
Current portion of deferred revenue	19,676	19,351
Current portion of income taxes payable	12,662	—
Current portion of capital lease obligations	417	—
Other accrued liabilities	53,891	15,029
Current liabilities of discontinued operations	11,028	4,406
Total current liabilities	173,308	116,936
Deferred revenue, less current portion	8,315	7,884
Income taxes payable, less current portion	1,617	1,573
Total liabilities	183,240	126,393

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 18,302,368 and 17,423,577 shares issued and outstanding at September 30, 2008 and March 31, 2009, at stated amount, respectively	328,323	332,462
Treasury stock, at cost; 8,635,130 and 9,562,820 shares at September 30, 2008 and March 31, 2009, respectively	(289,103)	(319,149)
Accumulated other comprehensive income	5,536	(1,771)
Retained earnings	230,950	250,088
Total shareholders’ equity	275,706	261,630
Total liabilities and shareholders’ equity	$458,946	$388,023

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009
Revenue	$189,611	$184,201	$366,700	$364,293
Cost of revenue	137,748	137,090	268,553	270,035
Gross profit	51,863	47,111	98,147	94,258
Selling, general and administrative expenses	28,762	27,996	55,800	55,334
Legal and settlement expense	931	368	931	368
Operating income from continuing operations	22,170	18,747	41,416	38,556
Interest and other income, net	107	35	1,608	129
Income from continuing operations before income taxes	22,277	18,782	43,024	38,685
Provision for income taxes	8,788	7,419	17,267	15,281
Income from continuing operations	13,489	11,363	25,757	23,404

Discontinued operations, net of income taxes:
Loss from discontinued operations	(3,862)	(336)	(5,525)	(409)
Loss on disposal	—	—	—	(5)
Loss from discontinued operations	(3,862)	(336)	(5,525)	(414)

Net income	$9,627	$11,027	$20,232	$22,990

Basic earnings (loss) per share:
Income from continuing operations	$0.73	$0.65	$1.32	$1.33
Loss from discontinued operations	(0.21)	(0.02)	(0.28)	(0.03)
Basic earnings per share	$0.52	$0.63	$1.04	$1.30

Diluted earnings (loss) per share:
Income from continuing operations	$0.72	$0.64	$1.30	$1.31
Loss from discontinued operations	(0.21)	(0.02)	(0.28)	(0.02)
Diluted earnings per share	$0.51	$0.62	$1.02	$1.29

Dividends paid per share	$0.10	$0.12	$0.20	$0.22

Weighted average shares outstanding:
Basic	18,537	17,435	19,527	17,621
Diluted	18,763	17,751	19,803	17,832

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$20,232	$22,990
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,525	414
Depreciation	5,151	4,203
Amortization	1,410	1,525
Deferred income taxes	7,522	22,659
Gain on sale of fixed assets	—	(51)
Deferred interest income on note receivable	—	210
Non-cash equity based compensation	5,458	3,950

Change in assets and liabilities:
Accounts receivable — billed	7,079	31,321
Accounts receivable — unbilled	(13,247)	(5,464)
Prepaid expenses and other current assets	(462)	(10,006)
Deferred contract costs	1,843	(2,486)
Due from insurance carrier	—	12,500
Other assets	282	(766)
Accounts payable	686	5,320
Accrued compensation and benefits	(479)	(1,498)
Deferred revenue	(5,035)	965
Income taxes	(11,107)	(29,494)
Other liabilities	(32)	(37,573)
Cash provided by (used in) operating activities — continuing operations	24,826	18,719
Cash provided by (used in) operating activities — discontinued operations	467	(7,035)
Cash provided by (used in) operating activities	25,293	11,684

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	54
Decrease in note receivable	—	366
Purchases of property and equipment	(3,534)	(4,904)
Capitalized software costs	(2,038)	(4,686)
Decrease in marketable securities	126,210	—
Cash provided by (used in) investing activities — continuing operations	120,638	(9,170)
Cash provided by (used in) investing activities — discontinued operations	(1,566)	—
Cash provided by (used in) investing activities	119,072	(9,170)

Cash flows from financing activities:
Employee stock transactions	3,274	(97)
Repurchases of common stock	(150,388)	(30,046)
Payments on capital lease obligations	(805)	(417)
Tax benefit due to option exercises and restricted stock units vesting	576	287
Cash dividends paid	(4,074)	(3,854)
Cash used in financing activities — continuing operations	(151,417)	(34,127)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(151,417)	(34,127)

Effect of exchange rate changes on cash and cash equivalents	—	(2,902)

Net decrease in cash and cash equivalents	(7,052)	(34,515)

Cash and cash equivalents, beginning of period	70,472	119,605

Cash and cash equivalents, end of period	$63,420	$85,090

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2009 and 2008

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date, including certain reclassifications to conform to the March 31, 2009 presentation, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three and six months ended March 31, 2009 and 2008, and as of September 30, 2008, include a majority (55%) owned international subsidiary.

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

The Company’s net unrecognized tax benefits totaled $2.0 million at September 30, 2008 and $2.1 million at March 31, 2009 (including related interest amounts) after offsetting deferred tax assets, competent authority benefits, deductions, and/or credits on the Company’s tax returns. Including recognized competent authority benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.3 million at March 31, 2009. The Company estimates it may recognize $0.4 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. For the three and six months ended March 31, 2009, interest and penalties in our current income tax provision were less than $0.1 million and $0.1 million, respectively, compared to $0.1 million and $0.1 million, respectively, for the same periods in fiscal 2008. The net FIN 48 liability balance at March 31, 2009 of $2.1 million includes approximately $0.4 million of interest and penalties.

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

Stock-Based Compensation

The Company’s Board of Directors established stock plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards of the Company’s common stock. At March 31, 2009, the Board of Directors had reserved 8.0 million shares of common stock for issuance under the Company’s stock plans. At March 31, 2009, approximately 1.4 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three and six months ended March 31, 2009, compensation expense recognized related to stock options was $0.4 million and $0.7 million, respectively, compared to $0.6 million and $1.6 million, respectively, for the same periods in fiscal 2008.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and six months ended March 31, 2009, compensation expense recognized related to RSUs was $1.7 million and $3.2 million, respectively, compared to $1.6 million and $4.2 million, respectively, for the same periods in fiscal 2008.

2. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and six months ended March 31, 2008 and 2009 are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2008	2009	2008	2009
Net income	$9,627	$11,027	$20,232	$22,990
Foreign currency translation adjustments	486	(632)	359	(7,307)
Comprehensive income	$10,113	$10,395	$20,591	$15,683

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $30.9 million and $34.4 million at September 30, 2008 and March 31, 2009, respectively, of which $7.6 million consisted of leased equipment. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2008 and March 31, 2009, accumulated amortization of deferred contract costs was $25.6 million and $26.8 million, of which $7.2 million and $7.6 million is the accumulated amortization of capital lease assets included in deferred costs, respectively.

4. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2009 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2008	$19,846	$40,813	$60,659
Goodwill activity related to acquisition	—	724	724
Foreign currency translation	—	(2,620)	(2,620)
Balance as of March 31, 2009	$19,846	$38,917	$58,763

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

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2008			As of March 31, 2009
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$1,882	$1,844	$38	$1,894	$1,892	$2
Technology-based intangibles	3,370	2,909	461	3,370	3,310	60
Customer contracts and relationships	7,077	3,877	3,200	5,998	3,602	2,396
Total	$12,329	$8,630	$3,699	$11,262	$8,804	$2,458

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, five years, and ten years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. For the three and six months ended March 31, 2009, intangible amortization expense was $0.3 million and $0.7 million, respectively, compared to $0.4 million and $0.8 million for the same periods in fiscal 2008. The estimated amortization expense for the years ending September 30, 2009, 2010, 2011, 2012, and 2013 is $1.2 million, $0.9 million, $0.8 million, $0.1 million and none, respectively.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

                (a) In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. Accordingly, the Company recorded a pre-tax charge of $37.5 million in legal and settlement expense in the consolidated statements of operations in the fourth quarter of fiscal 2008. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

(c) In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. MAXIMUS is currently in discussions with the state about the claim, and no legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. For the quarter ended March 31, 2009, MAXIMUS has recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract in the accompanying condensed consolidated statements of operations. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2009, letters of credit totaling $10.4 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of March 31, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and March 31, 2009, the Company had performance bond commitments totaling $83.4 million and $88.9 million, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009
Numerator:
Income from continuing operations	$13,489	$11,363	$25,757	$23,404
Loss from discontinued operations	(3,862)	(336)	(5,525)	(414)
Net income (loss)	$9,627	$11,027	$20,232	$22,990

Denominator:
Basic weighted average shares outstanding	18,537	17,435	19,527	17,621

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	226	316	276	211
Denominator for diluted earnings (loss) per share	18,763	17,751	19,803	17,832

7. Stock Repurchase Programs

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the six months ended March 31, 2008, the Company repurchased 3,758,457 common shares at a cost of $150.4 million under an Accelerated Share Repurchase program. At March 31, 2009, $53.4 million remained available for future stock repurchases under the July 2008 resolution.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2008	% (1)	2009	% (1)	2008	% (1)	2009	% (1)

Revenue:
Operations	$160,982	100%	$155,626	100%	$307,789	100%	$311,964	100%
Consulting	28,629	100%	28,575	100%	58,911	100%	52,329	100%
Total	189,611	100%	184,201	100%	366,700	100%	364,293	100%

Gross Profit:
Operations	42,166	26.2%	40,233	25.9%	77,723	25.3%	81,702	26.2%
Consulting	9,697	33.9%	6,878	24.1%	20,424	34.7%	12,556	24.0%
Total	51,863	27.4%	47,111	25.6%	98,147	26.8%	94,258	25.9%

Selling, general, and administrative expense:
Operations	19,318	12.0%	20,323	13.1%	37,049	12.0%	40,446	13.0%
Consulting	9,201	32.1%	7,353	25.7%	18,149	30.8%	14,493	27.7%
Corporate/Other	243	NM (2)	320	NM (2)	602	NM (2)	395	NM (2)
Total	28,762	15.2%	27,996	15.2%	55,800	15.2%	55,334	15.2%

Operating income (loss) from continuing operations:
Operations	22,848	14.2%	19,910	12.8%	40,674	13.2%	41,256	13.2%
Consulting	496	1.7%	(475)	(1.7)%	2,275	3.9%	(1,937)	(3.7)%
Consolidating adjustments	(243)	NM (2)	(320)	NM (2)	(602)	NM (2)	(395)	NM (2)
Legal and settlement expense	(931)	NM (2)	(368)	NM (2)	(931)	NM (2)	(368)	NM (2)
Total	$22,170	11.7%	$18,747	10.2%	$41,416	11.3%	$38,556	10.6%

(1)	% of respective segment revenue

(2)	Not meaningful

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.5 million consisted of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the then current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $3.9 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and March 31, 2009. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Revenue	$20,973	$—	$45,834	$—

Loss from discontinued operations	$(6,384)	(556)	(9,116)	(677)
Provision (benefit) for income taxes	(2,522)	(220)	(3,591)	(268)
Loss from discontinued operations	$(3,862)	$(336)	$(5,525)	$(409)

Loss from discontinued operations	—	—	—	(9)
Provision (benefit) for income taxes	—	—	—	(4)
Loss on disposal	—	—	—	(5)

Loss from discontinued operations	$(3,862)	$(336)	$(5,525)	$(414)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2008	As of March 31, 2009

Accounts receivable – billed	$192	$192
Prepaid expenses and other current assets	1	—
Current assets of discontinued operations	$193	$192

Accounts payable	$10,303	$4,397
Accrued compensation and benefits	725	9
Current liabilities of discontinued operations	$11,028	$4,406

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

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of March 31,	Fair Value Measurements as of March 31, 2009 Using Fair Value Hierarchy
Description	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$85,090	$85,090	$—	$—

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

12. Subsequent Events

Dividend

On April 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on May 29, 2009, to shareholders of record on May 15, 2009.

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

Business Overview

We are a leading provider of consulting services and operations program management focused in the areas of health and human services primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. For the fiscal year ended September 30, 2008, we had revenue of $745.1 million and net income of $6.7 million. For the six months ended March 31, 2009, we had revenue of $364.3 million and net income of $23.0 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2008	2009	2008	2009
Revenue	$189,611	$184,201	$366,700	$364,293
Gross profit	$51,863	$47,111	$98,147	$94,258
Selling, general and administrative expenses	$28,762	$27,996	$55,800	$55,334
Selling, general and administrative expense as a percentage of revenue	15.2%	15.2%	15.2%	15.2%

Operating income from continuing operations	$22,170	$18,747	$41,416	$38,556
Operating margin from continuing operations percentage	11.7%	10.2%	11.3%	10.6%

Income from continuing operations, net of income taxes	$13,489	$11,363	$25,757	$23,404
Loss from discontinued operations, net of income taxes	$(3,862)	$(336)	$(5,525)	$(414)
Net income (loss)	$9,627	$11,027	$20,232	$22,990

Basic earnings (loss) per share:
Income from continuing operations	$0.73	$0.65	$1.32	$1.33
Loss from discontinued operations	(0.21)	(0.02)	(0.28)	(0.03)
Basic earnings per share	$0.52	$0.63	$1.04	$1.30

Diluted earnings (loss) per share:
Income from continuing operations	$0.72	$0.64	$1.30	$1.31
Loss from discontinued operations	(0.21)	(0.02)	(0.28)	(0.02)
Diluted earnings per share	$0.51	$0.62	$1.02	$1.29

We present constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To present this information, current quarter and year-to-date revenue from foreign operations is converted into United States dollars using average exchange rates from the same periods in fiscal 2008. All our foreign operations are in the Operations Segment.

Revenue decreased 2.9%, or increased 0.9% on a constant currency basis, for the three months ended March 31, 2009, compared to the same period in fiscal 2008. Strong revenue growth in our domestic health services division and federal operations offset the adverse impact of a strong United States dollar on foreign sourced revenue.

Revenue decreased 0.7%, or increased 2.9% on a constant currency basis, for the six months ended March 31, 2009, compared to the same period in fiscal 2008. Strong revenue growth in our domestic health services division and federal operations partially offset the adverse impact of a strong United States dollar on foreign sourced revenue.

Operating income from continuing operations for the three months ended March 31, 2009 was $18.7 million, compared to operating income of $22.2 million for the same period in fiscal 2008. The decrease in operating income of $3.5 million is primarily driven by a $2.9 million and $1.0 million decrease in operating income in the Operations and Consulting Segments, respectively.

Operating income from continuing operations for the six months ended March 31, 2009 was $38.6 million, compared to operating income of $41.4 million for the same period in fiscal 2008. The decrease in operating income of $2.8 million is primarily driven by a $4.2 million decrease in operating income in the Consulting Segment offset by a $0.6 million increase in operating income in the Operations Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue was 15.2% for all periods presented.

Provision for income taxes was 39.5% of income from continuing operations before income taxes for the three months ended March 31, 2009 and 2008. Provision for income taxes for the six months ended March 31, 2009 was 39.5% of income from continuing operations before income taxes, compared to 40.1% for the same period in fiscal 2008.

Income from continuing operations, net of income taxes was $11.4 million, or $0.64 per diluted share, for the three months ended March 31, 2009, compared with $13.5 million, or $0.72 per diluted share, for the same period in fiscal 2008. The decrease in income from continuing operations, net of income taxes of $2.1 million is primarily driven by the after-tax impact of a $2.9 million and $1.0 million decrease in operating income in the Operations and Consulting Segments, respectively.

Income from continuing operations, net of income taxes was $23.4 million, or $1.31 per diluted share, for the six months ended March 31, 2009, compared with $25.8 million, or $1.30 per diluted share, for the same period in fiscal 2008. The decrease in income from continuing operations, net of income taxes of $2.4 million is primarily driven by the after-tax impact of a $4.2 million decrease in operating income in the Consulting Segment offset by a $0.6 million increase in operating income in the Operations Segment.

Net income for the three months ended March 31, 2009 was $11.0 million, or $0.62 per diluted share, compared with $9.6 million, or $0.51 per diluted share, for the same period in fiscal 2008. The increase in net income of $1.4 million is primarily attributable to a smaller loss from discontinued operations, net of income taxes of $3.5 million offset by a decrease in income from continuing operations, net of income taxes of $2.1 million.

Net income for the six months ended March 31, 2009 was $23.0 million, or $1.29 per diluted share, compared with $20.2 million, or $1.02 per diluted share, for the same period in fiscal 2008. The increase in net income of $2.8 million is primarily attributable to a smaller loss from discontinued operations, net of income taxes of $5.1 million offset by a decrease in income from continuing operations, net of income taxes of $2.3 million.

Operations Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2008	2009	2008	2009

Revenue	$160,982	$155,626	$307,789	$311,964
Gross profit	42,166	40,233	77,723	81,702
Operating income	22,848	19,910	40,674	41,256

Operating margin percentage	14.2%	12.8%	13.2%	13.2%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue decreased 3.3%, or increased 1.0% on a constant currency basis, for the three months ended March 31, 2009, compared to the same period in fiscal 2008. Revenue in the second quarter of fiscal 2008 included $6.9 million of infrequently occurring revenue related to hardware and software for a large health project. Normalized for infrequently occurring revenue and constant currency, revenue increased 5.6% compared to the same period in fiscal 2008 driven by strong growth in health services and federal operations. Operating income for the three months ended March 31, 2009 was $19.9 million, compared to operating income of $22.8 million for the same period in fiscal 2008. The decrease in operating income of $2.9 million is primarily driven by the adverse impact of a strong United States dollar and the start of a large contract that was successfully rebid last year, partially offset by strong revenue growth and margin improvement in health services and federal operations.

Revenue increased 1.4%, or 5.6% on a constant currency basis, for the six months ended March 31, 2009, compared to the same period in fiscal 2008. Revenue in the first half of fiscal 2008 included $6.9 million of infrequently occurring revenue related to hardware and software for a large health project. Normalized for infrequently occurring revenue and constant currency, revenue increased 8.1% compared to the same period in fiscal 2008 driven by strong growth in health services and federal operations. Operating income for the six months ended March 31, 2009 was $41.3 million, compared to operating income of $40.7 million for the same period in fiscal 2008. The increase in operating income of $0.6 million is primarily driven by strong revenue growth and margin improvement in health services and federal operations, partially offset by the impact of a strong United States dollar.

Consulting Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2008	2009	2008	2009

Revenue	$28,629	$28,575	$58,911	$52,329
Gross profit	9,697	6,878	20,424	12,556
Operating income	496	(475)	2,275	(1,937)

Operating margin percentage	1.7%	(1.7)%	3.9%	(3.7)%

The Consulting Segment includes program performance services, program and systems integrity services, educational services, and enterprise resource planning (ERP) solutions.

Revenue was $28.6 million for the three months ended March 31, 2009 and 2008. Revenue in the second quarter of fiscal 2009 included $4.8 million of pass-through revenue related to hardware and third party costs for the five-year, $54.9 million New York City Department of Education special education case management contract. Revenue in the second quarter of fiscal 2008 was adversely impacted by a $2.3 million charge related to a legacy federal claiming project. Normalized for $4.8 million of pass-through revenue in fiscal 2009 and the project charge in fiscal 2008, revenue declined 23.1% compared to the same period in fiscal 2008. Revenue growth in educational services was offset by revenue declines related to our exit from federal healthcare claiming work and the wind down of several ERP projects. Operating loss for the three months ended March 31, 2009 was $0.5 million, compared to operating income of $0.5 million for the same period in fiscal 2008. The decrease in operating income of $1.0 million is primarily attributable to (1) a $1.6 million provision related to a fixed price ERP contract and (2) the exit from federal healthcare claiming work, partially offset by (3) a $2.3 million charge related to a legacy federal claiming project in fiscal 2008.

Revenue was $52.3 million for the six months ended March 31, 2009, compared to $58.9 million in the same period in fiscal 2008. Revenue in the first half of fiscal 2009 included $4.8 million of pass-through revenue related to hardware and third party costs for the five-year, $54.9 million New York City Department of Education special education case management contract. Revenue in the first half of fiscal 2008 was adversely impacted by a $2.3 million charge related to a legacy federal claiming project. Normalized for $4.8 million of pass-through revenue in fiscal 2009 and the project charge in fiscal 2008, revenue declined 22.4% compared to the same period in fiscal 2008. Revenue growth in educational services was more than offset by revenue declines related to the exit from federal healthcare claiming work and the wind down of several ERP projects. Operating loss for the six months ended March 31, 2009 was $1.9 million, compared to operating income of $2.3 million for the same period in fiscal 2008. The decrease in operating income of $4.2 million is primarily attributable to (1) a $4.1 million provision related to a fixed price ERP contract and (2) our exit from federal healthcare claiming work, partially offset by (3) a $2.3 million charge related to a legacy federal claiming project in fiscal 2008.

Interest and Other Income, Net

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2008	2009	2008	2009

Interest and other income, net	$107	$35	$1,608	$129

Interest and other income was approximately $0.1 million for the three months ended March 31, 2009 and 2008. Interest and other income was $0.1 million, compared to $1.6 million for the same period in fiscal 2008. The decrease in interest and other income of $1.5 million is attributable to a reduction in interest income related to the $150.0 million Accelerated Share Repurchase that was completed during the first quarter of fiscal 2008, which reduced cash balances.

Discontinued Operations

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Revenue	$20,973	$—	$45,834	$—

Loss from discontinued operations	$(6,384)	(556)	(9,116)	(677)
Provision (benefit) for income taxes	(2,522)	(220)	(3,591)	(268)
Loss from discontinued operations	$(3,862)	$(336)	$(5,525)	$(409)

Loss from discontinued operations	—	—	—	(9)
Provision (benefit) for income taxes	—	—	—	(4)
Loss on disposal	—	—	—	(5)

Loss from discontinued operations	$(3,862)	$(336)	$(5,525)	$(414)

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.5 million consisted of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the then current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $3.9 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and March 31, 2009. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

The Federal government has passed economic stimulus legislation to address some of the pressures facing state and local governments. The Company believes that demand for its services in its core areas of health, education and human services will remain strong and that the economic stimulus package could ultimately increase demand for such services. However, any increases in demand resulting from the economic stimulus legislation will depend largely upon the timing, amount and nature of the stimulus targeted at the states as well as the timing and nature of the states’ actions in response to such funding.

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2008	2009

Net cash provided by (used in):
Operating activities – continuing operations	$24,826	$18,719
Operating activities – discontinued operations	467	(7,035)
Investing activities – continuing operations	120,638	(9,170)
Investing activities – discontinued operations	(1,566)	—
Financing activities – continuing operations	(151,417)	(34,127)
Effect of exchange rate changes on cash and cash equivalents	—	(2,902)
Net decrease in cash and cash equivalents	$(7,052)	$(34,515)

Cash provided by operating activities from continuing operations for the six months ended March 31, 2009 was $18.7 million, compared to cash provided by operating activities from continuing operations of $24.8 million for the same period in fiscal 2008. The decrease in cash provided by operating activities from continuing operations of $6.1 million is primarily attributable to a $27.5 million cash payment, net of insurance recoveries of $12.5 million, to settle the Company’s arbitration matter offset by favorable working capital changes.

Cash used in operating activities from discontinued operations for the six months ended March 31, 2009 was $7.0 million, compared to cash provided by operating activities from discontinued operations of $0.5 million for the same period in fiscal 2008. The decrease in cash provided by operating activities from discontinued operations of $7.5 million is attributable to the wind-down of the disposed operations.

Cash used in investing activities from continuing operations for the six months ended March 31, 2009 was $9.2 million, compared to cash provided by investing activities from continuing operations of $120.6 million for the same period in fiscal 2008. The decrease in cash provided by investing activities from continuing operations of $129.8 million is primarily attributable to the sale of $126.2 million of marketable securities in the first half of fiscal 2008 to partially finance the Company’s $150.4 million Accelerated Share Repurchase program.

Cash used in financing activities from continuing operations for the six months ended March 31, 2009 was $34.1 million, compared to $151.4 million for the same period in fiscal 2008. The decrease in cash used in financing activities from continuing operations of $117.3 million is primarily attributable to a $120.4 million decrease in repurchases of common stock. Repurchases of common stock were $30.0 million and $150.4 million in the first half of fiscal 2009 and 2008, respectively.

The adverse effect of exchange rate changes on cash and cash equivalents of $2.9 million in the first quarter of fiscal 2009 is due to the impact of the strengthening United States dollar on cash and cash equivalents held in our foreign operations.

Other Matters

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the six months ended March 31, 2008, the Company repurchased 3,758,457 common shares at a cost of $150.4 million under an Accelerated Share Repurchase program. At March 31, 2009, $53.4 million remained available for future stock repurchases under the July 2008 resolution.

Our working capital at March 31, 2009 was $146.8 million. At March 31, 2009, we had cash and cash equivalents of $85.1 million and no debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash at March 31, 2009 was $2.4 million. Restricted cash represents amounts collected on behalf of certain customers where its use is restricted to the purposes specified under our contracts with these customers, and amounts on deposit with foreign banks as compensating balances for certain bank guarantees.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2009, $7.6 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2009, letters of credit totaling $10.4 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of March 31, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and March 31, 2009, the Company had performance bond commitments totaling $83.4 million and $88.9 million, respectively.

At March 31, 2009, we classified accounts receivable of $1.7 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On April 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on May 29, 2009, to shareholders of record on May 15, 2009.

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

(a) In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. Accordingly, the Company recorded a pre-tax charge of $37.5 million in legal and settlement expense in the consolidated statements of operations in the fourth quarter of fiscal 2008. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

(c) In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. MAXIMUS is currently in discussions with the state about the claim, and no legal action has been initiated.

The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. For the quarter ended March 31, 2009, MAXIMUS has recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract in the accompanying condensed consolidated statements of operations. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2009 — Jan. 31, 2009	187,200	$36.41	187,200	$52,722

Feb. 1, 2009 — Feb. 28, 2009	—	—	—	$53,265

Mar. 1, 2009 — Mar. 31, 2009	—	—	—	$53,401

Total	187,200	$36.41	187,200

(1)             Under a resolution adopted on July 22, 2008, which rescinds and supersedes all previous resolutions, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on March 18, 2009, our shareholders voted as follows:

(a)                            To elect Richard A. Montoni, Raymond B. Ruddy, and Wellington E. Webb as Class III Directors of the Company for a three-year term.

Nominee	Total Votes For	Total Votes Withheld
Richard A. Montoni	15,893,630	1,101,822
Raymond B. Ruddy	15,482,237	1,513,215
Wellington E. Webb	16,040,733	954,719

Russell A. Beliveau, John J. Haley, Paul R. Lederer, Peter B. Pond, Marilyn R. Seymann, and James R. Thompson continued their terms in office after the meeting.

(b)                           To ratify the appointment of Ernst & Young LLP as our independent public accountants for our 2009 fiscal year.

Total Votes For	16,670,872
Total Votes Against	324,141
Abstentions	439

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

MAXIMUS, INC.

Date: May 6, 2009	By:	/s/ David N. Walker
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