Form 10-Q
period 2009-06-30
MAXIMUS INC
filed 2009-08-06
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 17,518,207 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2009

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	June 30, 2009
	(Note 1)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,605	$91,666
Restricted cash	2,736	3,702
Accounts receivable — billed, net of reserves of $5,512 and $4,473	128,819	116,884
Accounts receivable — unbilled	30,695	30,290
Current portion of note receivable	746	949
Income taxes receivable	—	7,823
Deferred income taxes	21,901	12,695
Due from insurance carrier	12,500	—
Prepaid expenses and other current assets	7,892	18,775
Current assets of discontinued operations	193	—
Total current assets	325,087	282,784

Property and equipment, at cost	81,232	91,156
Less accumulated depreciation and amortization	(47,238)	(53,311)
Property and equipment, net	33,994	37,845
Capitalized software	19,979	23,970
Less accumulated amortization	(5,854)	(6,769)
Capitalized software, net	14,125	17,201
Deferred contract costs, net	5,324	8,530
Goodwill	60,659	61,288
Intangible assets, net	3,699	2,419
Note receivable, less current portion	1,337	192
Deferred income taxes	10,933	—
Other assets, net	3,788	2,918
Total assets	$458,946	$413,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,950	$49,971
Accrued compensation and benefits	26,684	26,830
Deferred revenue	19,676	21,824
Income taxes payable	12,662	—
Capital lease obligations	417	—
Other accrued liabilities	53,891	16,554
Liabilities of discontinued operations	11,028	3,708
Total current liabilities	173,308	118,887
Deferred revenue, less current portion	8,315	7,219
Income taxes payable, less current portion	1,617	1,753
Deferred income tax liability	—	2,212
Total liabilities	183,240	130,071

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 26,937,498 and 27,075,110 shares issued and 18,302,368 and 17,512,290 outstanding at September 30, 2008 and June 30, 2009, at stated amount, respectively	328,323	334,590
Treasury stock, at cost; 8,635,130 and 9,562,820 shares at September 30, 2008 and June 30, 2009, respectively	(289,103)	(319,146)
Accumulated other comprehensive income	5,536	4,694
Retained earnings	230,950	262,968
Total shareholders’ equity	275,706	283,106
Total liabilities and shareholders’ equity	$458,946	$413,177

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009
Revenue	$189,364	$185,240	$556,064	$549,533
Cost of revenue	136,576	137,187	405,129	407,222
Gross profit	52,788	48,053	150,935	142,311
Selling, general and administrative expenses	28,949	28,155	84,749	83,489
Gain on sale of building	3,938	—	3,938	—
Legal and settlement expense (recovery), net	700	(4,829)	1,631	(4,461)
Operating income from continuing operations	27,077	24,727	68,493	63,283
Interest and other income, net	490	129	2,098	258
Income from continuing operations before income taxes	27,567	24,856	70,591	63,541
Provision for income taxes	10,271	9,818	27,538	25,099
Income from continuing operations	17,296	15,038	43,053	38,442

Discontinued operations, net of income taxes:
Loss from discontinued operations	(7,617)	(55)	(13,142)	(464)
Gain (Loss) on disposal	1,726	—	1,726	(5)
Loss from discontinued operations	(5,891)	(55)	(11,416)	(469)

Net income	$11,405	$14,983	$31,637	$37,973

Basic earnings (loss) per share:
Income from continuing operations	$0.93	$0.86	$2.24	$2.19
Loss from discontinued operations	(0.32)	—	(0.60)	(0.03)
Basic earnings per share	$0.61	$0.86	$1.64	$2.16

Diluted earnings (loss) per share:
Income from continuing operations	$0.92	$0.84	$2.21	$2.15
Loss from discontinued operations	(0.31)	—	(0.59)	(0.02)
Diluted earnings per share	$0.61	$0.84	$1.62	$2.13

Dividends paid per share	$0.10	$0.12	$0.30	$0.34

Weighted average shares outstanding:
Basic	18,648	17,503	19,235	17,582
Diluted	18,819	17,839	19,471	17,855

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$31,637	$37,973
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	11,416	469
Depreciation	7,755	6,468
Amortization of intangible assets and capitalized software	2,149	2,080
Deferred income taxes	5,815	22,350
Gain on sale of building	(3,938)	—
Gain on sale of fixed assets	—	(51)
Deferred interest income on note receivable	37	311
Non-cash equity based compensation	7,028	5,628

Change in assets and liabilities:
Accounts receivable — billed	(1,950)	11,596
Accounts receivable — unbilled	(13,296)	(36)
Prepaid expenses and other current assets	(65)	(10,980)
Deferred contract costs	2,681	(3,206)
Due from insurance carrier	—	12,500
Other assets	275	308
Accounts payable	3,141	1,577
Accrued compensation and benefits	867	(141)
Deferred revenue	(3,859)	1,935
Income taxes	(7,902)	(20,042)
Other liabilities	933	(37,658)
Cash provided by operating activities — continuing operations	42,724	31,081
Cash used in operating activities — discontinued operations	(4,632)	(7,596)
Cash provided by operating activities	38,092	23,485

Cash flows from investing activities:
Proceeds from sales of discontinued operations, net of transaction costs	4,643	—
Proceeds from sale of building, net of transaction costs	5,929	—
Proceeds from sale of fixed assets	—	54
Proceeds from note receivable	59	631
Purchases of property and equipment	(7,890)	(10,640)
Capitalized software costs	(3,719)	(5,037)
Decrease in marketable securities	126,210	—
Cash provided by (used in) investing activities — continuing operations	125,232	(14,992)
Cash used in investing activities — discontinued operations	(2,259)	—
Cash provided by (used in) investing activities	122,973	(14,992)

Cash flows from financing activities:
Employee stock transactions	3,364	636
Repurchases of common stock	(150,388)	(30,046)
Payments on capital lease obligations	(1,213)	(417)
Tax benefit due to option exercises and restricted stock units vesting	583	6
Cash dividends paid	(5,939)	(5,955)
Cash used in financing activities — continuing operations	(153,593)	(35,776)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(153,593)	(35,776)

Effect of exchange rate changes on cash and cash equivalents	—	(656)

Net increase/(decrease) in cash and cash equivalents	7,472	(27,939)

Cash and cash equivalents, beginning of period	70,472	119,605

Cash and cash equivalents, end of period	$77,944	$91,666

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2009 and 2008

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date, including certain reclassifications to conform to the June 30, 2009 presentation, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three and nine months ended June 30, 2009 and 2008, and as of September 30, 2008, include a majority (55%) owned international subsidiary.

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

Income Taxes

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 was required to be reported as an adjustment to the opening balance of retained earnings in the period of adoption.

The Company’s net unrecognized tax benefits totaled $2.0 million at September 30, 2008 and $1.8 million at June 30, 2009 (including related interest amounts) after offsetting deferred tax assets, competent authority benefits, deductions, and/or credits on the Company’s tax returns. Including recognized competent authority benefits, the total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.1 million at June 30, 2009. The Company estimates it may recognize $0.4 million of tax benefits in the next 12 months due to the expiration of statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. For the three and nine months ended June 30, 2009, interest and penalties in our current income tax provision were less than $0.1 million and $0.1 million, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in fiscal 2008. The net FIN 48 liability balance at June 30, 2009 of $1.8 million includes approximately $0.3 million of interest and penalties.

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to US Federal income tax examinations for years before 2005 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2005.

Legal and Settlement Expense, Net

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Stock-Based Compensation

The Company’s Board of Directors established stock plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards of the Company’s common stock. At June 30, 2009, the Board of Directors had reserved 8.0 million shares of common stock for issuance under the Company’s stock plans. At June 30, 2009, approximately 1.4 million shares remained available for grants under the Company’s stock plans.

Stock options are granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant. Stock options generally vest ratably over a period of four years and, beginning in fiscal 2005, expire six years after date of grant. Options issued prior to fiscal 2005 expire ten years after date of grant. For the three and nine months ended June 30, 2009, compensation expense recognized related to stock options was $0.4 million and $1.1 million, respectively, compared to $0.6 million and $2.2 million, respectively, for the same periods in fiscal 2008.

The Company also issues Restricted Stock Units (“RSUs”) to certain executive officers and employees under its 1997 Equity Incentive Plan (“Plan”). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant, provided, however, that the vesting will accelerate if the Company meets certain earnings targets determined by the Board of Directors. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the three and nine months ended June 30, 2009, compensation expense recognized related to RSUs was $1.3 million and $4.5 million, respectively, compared to $0.9 million and $5.1 million, respectively, for the same periods in fiscal 2008.

2. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended June 30, 2008 and 2009 are as follows:

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2008	2009	2008	2009
Net income	$11,405	$14,983	$31,637	$37,973
Foreign currency translation adjustments	923	6,465	1,282	(842)
Comprehensive income	$12,328	$21,448	$32,919	$37,131

3. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of the Company providing contracted services to our customers. These costs totaled $30.9 million and $10.5 million at September 30, 2008 and June 30, 2009, respectively. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2008 and June 30, 2009, accumulated amortization of deferred contract costs was $25.6 million and $2.0 million, respectively.

4. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2009 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2008	$19,846	$40,813	$60,659
Goodwill activity related to acquisition	—	724	724
Foreign currency translation	—	(95)	(95)
Balance as of June 30, 2009	$19,846	$41,442	$61,288

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

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2008			As of June 30, 2009
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Non-competition agreements	$1,882	$1,844	$38	$—	$—	$—
Technology-based intangibles	3,370	2,909	461	3,370	3,370	—
Customer contracts and relationships	7,077	3,877	3,200	5,460	3,041	2,419
Total	$12,329	$8,630	$3,699	$8,830	$6,411	$2,419

Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, five years, and ten years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. For the three and nine months ended June 30, 2009, intangible amortization expense was $0.3 million and $1.0 million, respectively, compared to $0.4 million and $1.1 million for the same periods in fiscal 2008. The estimated amortization expense for the years ending September 30, 2009, 2010, 2011, 2012, and 2013 is $1.4 million, $1.0 million, $0.9 million, $0.1 million and none, respectively.

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier previously paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

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

(c) In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. MAXIMUS is currently in discussions with the state about the claim, and no legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009,MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract in the accompanying condensed consolidated statements of operations. No additional charges were recorded in the three month period ended June 30, 2009. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

(d) In July 2009 the District of Columbia (“District”) initiated a civil action against MAXIMUS in the Superior Court of the District of Columbia, Civil Division. The District has alleged violations of the District’s False Claims Act (“Act”), fraud and unjust enrichment arising from the Company’s preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The District seeks treble its actual damages plus a penalty of $10,000 per claim as provided under the Act. MAXIMUS previously settled a Federal investigation and related whistleblower lawsuit concerning these same activities in 2007. In connection with that settlement, MAXIMUS entered into a two-year Deferred Prosecution Agreement (“DPA”), a five-year Corporate Integrity Agreement (“CIA”) and paid a settlement of $30.5 million. The DPA has since expired by its terms and the CIA has been suspended in light of the Company’s exit from the Federal health care claiming business. The District was, in fact, a named party in the prior whistleblower lawsuit that was dismissed with prejudice, and MAXIMUS believes that the District’s claims should be barred. The Company believes the District’s claims are without merit and intends to defend this action vigorously. Nevertheless, we cannot predict the outcome of the legal proceedings or the impact they may have on the Company’s operating results or financial condition.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2009, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of June 30, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and June 30, 2009, the Company had performance bond commitments totaling $83.4 million and $88.9 million, respectively.

6. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Income from continuing operations	$17,296	$15,038	$43,053	$38,442
Loss from discontinued operations	(5,891)	(55)	(11,416)	(469)
Net income (loss)	$11,405	$14,983	$31,637	$37,973

Denominator:
Basic weighted average shares outstanding	18,648	17,503	19,235	17,582

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	171	336	236	273
Denominator for diluted earnings (loss) per share	18,819	17,839	19,471	17,855

Outstanding options to purchase 43,000 and 156,000 shares were not included in the computation of diluted earnings per share for the three-month and nine-month periods ended June 30, 2009, respectively, because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

7. Stock Repurchase Programs

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. At June 30, 2009, $54.2 million remained available for future stock repurchases under the July 2008 resolution.

During the nine months ended June 30, 2008, the Company repurchased 3,758,457 common shares at a cost of $150.4 million under an Accelerated Share Repurchase program.

8. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2008	% (1)	2009	% (1)	2008	% (1)	2009	% (1)

Revenue:
Operations	$157,917	100%	$165,522	100%	$465,706	100%	$477,486	100%
Consulting	31,447	100%	19,718	100%	90,358	100%	72,047	100%
Total	189,364	100%	185,240	100%	556,064	100%	549,533	100%

Gross Profit:
Operations	41,870	26.5%	41,981	25.4%	119,593	25.7%	123,683	25.9%
Consulting	10,918	34.7%	6,072	30.8%	31,342	34.7%	18,628	25.9%
Total	52,788	27.9%	48,053	25.9%	150,935	27.1%	142,311	25.9%

Selling, general, and administrative expense:
Operations	19,025	12.0%	21,942	13.3%	56,074	12.0%	62,388	13.1%
Consulting	9,656	30.7%	6,218	31.5%	27,805	30.8%	20,711	28.7%
Corporate/Other	268	NM (2)	(5)	NM (2)	870	NM (2)	390	NM (2)
Total	28,949	15.3%	28,155	15.2%	84,749	15.2%	83,489	15.2%

Operating income (loss) from continuing operations:
Operations	22,845	14.5%	20,039	12.1%	63,519	13.6%	61,295	12.8%
Consulting	1,262	4.0%	(146)	(0.7)%	3,537	3.9%	(2,083)	(2.9)%
Consolidating adjustments	(268)	NM (2)	5	NM (2)	(870)	NM (2)	(390)	NM (2)
Subtotal: Segment operating income	23,839	12.6%	19,898	10.7%	66,186	11.9%	58,822	10.7%
Gain on sale of building	3,938	2.1%	—	—%	3,938	0.7%	—	—%
Legal and settlement (expense) recovery, net	(700)	(0.4)%	4,829	2.6%	(1,631)	(0.3)%	4,461	0.8%
Total	$27,077	14.3%	$24,727	13.3%	$68,493	12.3%	$63,283	11.5%

(1)	% of respective segment revenue

(2)	Not meaningful

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is effective for interim or annual periods beginning on or after June 15, 2009. The standard establishes principles and requirements for subsequent events, including disclosure of the date through which an entity has evaluated subsequent events. We have adopted SFAS No. 165 in this period and the adoption of the standard did not significantly impact our financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This standard is not expected to materially impact the Company’s results of operations, financial position or related disclosures.

10.  Legal and Settlement Expense (Recovery), Net

Legal and settlement expense (recovery) consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (recovery):

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2008	2009	2008	2009
Accenture Arbitration and Related Settlement	$700	$(6,300)	$1,650	$(6,300)
Other	—	1,471	(19)	1,839
Total	$700	$(4,829)	$1,631	$(4,461)

Legal and settlement expense (recovery) for the three and nine months ended June 30, 2009 included a $6.3 million recovery from one of the Company’s excess insurance carriers for the Accenture arbitration matter. The Company continues to pursue additional insurance recoveries from its other insurance carriers; however, such recoveries are not assured. For more details, see “Note 5 - Commitments and Contingencies” above.

11. Discontinued Operations

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.6 million consisted of $0.1 million in cash, $0.2 million in a short-term note receivable and $6.3 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the then current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $4.0 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $4.0 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and June 30, 2009. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Revenue	$18,649	$—	$64,483	$—

Loss from discontinued operations	$(12,590)	$(91)	$(21,706)	$(767)
Benefit from income taxes	(4,973)	(36)	(8,564)	(303)
Loss from discontinued operations	$(7,617)	$(55)	$(13,142)	$(464)

Gain (loss) from discontinued operations	$2,853	$—	$2,853	$(9)
Provision for (benefit from) income taxes	1,127	—	1,127	(4)
Gain (loss) on disposal	$1,726	$—	$1,726	$(5)

Loss from discontinued operations	$(5,891)	$(55)	$(11,416)	$(469)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2008	As of June 30, 2009

Accounts receivable – billed	$192	$—
Prepaid expenses and other current assets	1	—
Current assets of discontinued operations	$193	$—

Accounts payable	$10,303	$3,698
Accrued compensation and benefits	725	10
Current liabilities of discontinued operations	$11,028	$3,708

12. Sale of Building

During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative office building in McLean, Virginia for proceeds of $5.9 million, net of transactions costs of $0.2 million, and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as gain on sale of building in the condensed consolidated statement of operations.

13. Fair Value Measurements

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

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of June 30,	Fair Value Measurements as of June 30, 2009 Using Fair Value Hierarchy
Description	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$91,666	$91,666	$—	$—

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

14. Subsequent Events

In preparing these financial statements, the Company’s management has evaluated subsequent events through August 6, 2009, the date the financial statements were issued.

Dividend

On July 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2009, to shareholders of record on August 14, 2009.

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

Business Overview

We are a leading provider of consulting services and operations program management focused in the areas of health and human services primarily to government. Since our inception, we have been at the forefront of innovation in meeting our mission of “Helping Government Serve the People®.” We use our expertise, experience and advanced information technology to make government operations more efficient while improving the quality of services provided to program beneficiaries. We operate primarily in the United States, and we have had contracts with government agencies in all 50 states, Canada, Australia, Israel and the United Kingdom. For the fiscal year ended September 30, 2008, we had revenue of $745.1 million and net income of $6.7 million. For the nine months ended June 30, 2009, we had revenue of $549.5 million and net income of $38.0 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2008	2009	2008	2009
Revenue	$189,364	$185,240	$556,064	$549,533
Gross profit	$52,788	$48,053	$150,935	$142,311
Selling, general and administrative expenses	$28,949	$28,155	$84,749	$83,489
Selling, general and administrative expense as a percentage of revenue	15.3%	15.2%	15.2%	15.2%

Gain on sale of building	$3,938	—	$3,938	—
Legal and settlement expense (recovery), net	$700	$(4,829)	$1,631	$(4,461)

Operating income from continuing operations	$27,077	$24,727	$68,493	$63,283
Operating margin from continuing operations percentage	14.3%	13.3%	12.3%	11.5%

Income from continuing operations, net of income taxes	$17,296	$15,038	$43,053	$38,442
Loss from discontinued operations, net of income taxes	$(5,891)	$(55)	$(11,416)	$(469)
Net income	$11,405	$14,983	$31,637	$37,973

Basic earnings (loss) per share:
Income from continuing operations	$0.93	$0.86	$2.24	$2.19
Loss from discontinued operations	(0.32)	—	(0.60)	(0.03)
Basic earnings per share	$0.61	$0.86	$1.64	$2.16

Diluted earnings (loss) per share:
Income from continuing operations	$0.92	$0.84	$2.21	$2.15
Loss from discontinued operations	(0.31)	—	(0.59)	(0.02)
Diluted earnings per share	$0.61	$0.84	$1.62	$2.13

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, current quarter and year-to-date revenue from foreign operations is converted into United States dollars using average exchange rates from the same periods in fiscal 2008. All of our foreign operations are in the Operations Segment.

Revenue decreased 2.2%, but increased 0.7% on a constant currency basis, for the three months ended June 30, 2009, compared to the same period in fiscal 2008. The adverse impact of a strong United States dollar on foreign sourced revenue offset strong revenue growth in our domestic health services division and federal operations.

Revenue decreased 1.2%, but increased 2.2% on a constant currency basis, for the nine months ended June 30, 2009, compared to the same period in fiscal 2008. The adverse impact of a strong United States dollar on foreign sourced revenue partially offset strong revenue growth in our domestic health services division and federal operations.

Operating income from continuing operations for the three months ended June 30, 2009 was $24.7 million, compared to operating income of $27.1 million for the same period in fiscal 2008. The decrease in operating income of $2.4 million is primarily driven by (1) a $2.8 million and $1.4 million decrease in operating income in the Operations and Consulting Segments, respectively, (2) a $3.9 million gain on sale of building in fiscal 2008, partially offset by a $5.5 million reduction in legal and settlement expense.

Operating income from continuing operations for the nine months ended June 30, 2009 was $63.3 million, compared to operating income of $68.5 million for the same period in fiscal 2008. The decrease in operating income of $5.2 million is primarily driven by (1) a $2.2 million and $5.6 million decrease in operating income in the Operations and Consulting Segments, respectively, (2) a $3.9 million gain on sale of building in fiscal 2008, partially offset by a $6.1 million reduction in legal and settlement expense.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended June 30, 2009 was 15.2%, compared to 15.3% for the same period in fiscal 2008, and was 15.2% for the nine months ended June 30, 2009 and 2008.

Legal and settlement expense (recovery) consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (recovery):

	Three months ended June 30,		Nine months ended June 30,
(dollars in thousands)	2008	2009	2008	2009

Accenture Arbitration and Related Settlement	$700	$(6,300)	$1,650	$(6,300)
Other	—	1,471	(19)	1,839
Total	$700	$(4,829)	$1,631	$(4,461)

Legal and settlement expense (recovery) for the three and nine months ended June 30, 2009 included a $6.3 million recovery from one of the Company’s excess insurance carriers for the Accenture arbitration matter. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

Provision for income taxes was 39.5% of income from continuing operations before income taxes for the three and nine months ended June 30, 2009. Provision for income taxes was 37.3% and 39.0% of income from continuing operations before income taxes for the three and nine months ended June 30, 2008, respectively.

Income from continuing operations, net of income taxes, was $15.0 million, or $0.84 per diluted share, for the three months ended June 30, 2009, compared with $17.3 million, or $0.92 per diluted share, for the same period in fiscal 2008. The decrease in income from continuing operations, net of income taxes, of $2.3 million is primarily driven by the after-tax impact of a $2.4 million decrease in operating income from continuing operations and a $0.4 million decrease in interest and other income.

Income from continuing operations, net of income taxes, was $38.4 million, or $2.15 per diluted share, for the nine months ended June 30, 2009, compared with $43.1 million, or $2.21 per diluted share, for the same period in fiscal 2008. The decrease in income from continuing operations, net of income taxes, of $4.7 million is primarily driven by the after-tax impact of a $5.2 million decrease in operating income from continuing operations and a $1.8 million decrease in interest and other income.

Net income for the three months ended June 30, 2009 was $15.0 million, or $0.84 per diluted share, compared with $11.4 million, or $0.61 per diluted share, for the same period in fiscal 2008. The increase in net income of $3.6 million is primarily attributable to a smaller loss from discontinued operations, net of income taxes, of $5.9 million offset by a decrease in income from continuing operations, net of income taxes, of $2.3 million.

Net income for the nine months ended June 30, 2009 was $38.0 million, or $2.13 per diluted share, compared with $31.6 million, or $1.62 per diluted share, for the same period in fiscal 2008. The increase in net income of $6.4 million is primarily attributable to a smaller loss from discontinued operations, net of income taxes, of $11.1 million offset by a decrease in income from continuing operations, net of income taxes, of $4.7 million.

Operations Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2008	2009	2008	2009

Revenue	$157,917	$165,522	$465,706	$477,486
Gross profit	41,870	41,981	119,593	123,683
Operating income	22,845	20,039	63,519	61,295

Operating margin percentage	14.5%	12.1%	13.6%	12.8%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue increased 4.8%, or 8.3% on a constant currency basis, for the three months ended June 30, 2009, compared to the same period in fiscal 2008. Constant currency revenue growth was driven by strong growth in health services and federal operations. Operating income for the three months ended June 30, 2009 was $20.0 million, compared to operating income of $22.8 million for the same period in fiscal 2008. The decrease in operating income of $2.8 million is primarily driven by the adverse impact of a strong United States dollar and the start of a large contract that was successfully rebid last year, partially offset by strong revenue growth and margin improvement in health services and federal operations.

Revenue increased 2.5%, or 6.5% on a constant currency basis, for the nine months ended June 30, 2009, compared to the same period in fiscal 2008. Revenue in fiscal 2008 included $6.9 million of infrequently occurring revenue related to hardware and software for a large health project. Normalized for infrequently occurring revenue and constant currency, revenue increased 8.1% compared to the same period in fiscal 2008 driven by strong growth in health services and federal operations. Operating income for the nine months ended June 30, 2009 was $61.3 million, compared to operating income of $63.5 million for the same period in fiscal 2008. The decrease in operating income of $2.2 million is primarily driven by the impact of a strong United States dollar and the start of a large contract that was successfully rebid last year, partially offset by strong revenue growth and margin improvement in health services and federal operations.

Consulting Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2008	2009	2008	2009

Revenue	$31,447	$19,718	$90,358	$72,047
Gross profit	10,918	6,072	31,342	18,628
Operating income/(loss)	1,262	(146)	3,537	(2,083)

Operating margin percentage	4.0%	(0.7)%	3.9%	(2.9)%

The Consulting Segment includes program performance services, program and systems integrity services, educational services, and enterprise resource planning (ERP) solutions.

Revenue was $19.7 million for the three months ended June 30, 2009, compared to $31.4 million in the same period in fiscal 2008. Lower revenue reflects our exit from federal healthcare claiming work and the wind down of several ERP projects. Operating loss for the three months ended June 30, 2009 was $0.1 million, compared to operating income of $1.3 million for the same period in fiscal 2008. The decrease in operating income of $1.4 million is primarily attributable to a $1.3 million provision related to a fixed price ERP contract and the exit from federal healthcare claiming work.

Revenue was $72.0 million for the nine months ended June 30, 2009, compared to $90.4 million in the same period in fiscal 2008. Revenue in fiscal 2009 included $4.8 million of pass-through revenue related to hardware and third party costs for the five-year, $54.9 million New York City Department of Education special education case management contract. Revenue in fiscal 2008 was adversely impacted by a $2.3 million charge related to a legacy federal claiming project. Normalized for $4.8 million of pass-through revenue in fiscal 2009 and the project charge in fiscal 2008, revenue declined 27.4% compared to the same period in fiscal 2008. Lower revenue reflects our exit from federal healthcare claiming work and the wind down of several ERP projects. Operating loss for the nine months ended June 30, 2009 was $2.1 million, compared to operating income of $3.5 million for the same period in fiscal 2008. The decrease in operating income of $5.6 million is primarily attributable to (1) a $5.4 million provision related to a fixed price ERP contract and (2) the exit from federal healthcare claiming work, partially offset by (3) a $2.3 million charge related to a legacy federal claiming project in fiscal 2008.

Interest and Other Income, Net

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2008	2009	2008	2009

Interest and other income, net	$490	$129	$2,098	$258

Interest and other income was approximately $0.1 million and $0.5 million for the three months ended June 30, 2009 and 2008. Interest and other income was $0.3 million for the nine months ended June 30, 2009, compared to $2.1 million for the same period in fiscal 2008. The decrease in interest and other income of $1.8 million is attributable to a reduction in interest income related to the $150.0 million Accelerated Share Repurchase that was completed during the first quarter of fiscal 2008, which reduced cash balances, and lower interest rates.

Discontinued Operations

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Revenue	$18,649	$—	$64,483	$—

Loss from discontinued operations	$(12,590)	$(91)	$(21,706)	$(767)
Benefit from income taxes	(4,973)	(36)	(8,564)	(303)
Loss from discontinued operations	$(7,617)	$(55)	$(13,142)	$(464)

Gain (loss) from discontinued operations	$2,853	$—	$2,853	$(9)
Provision for (benefit from) income taxes	1,127	—	1,127	(4)
Gain (loss) on disposal	$1,726	$—	$1,726	$(5)

Loss from discontinued operations	$(5,891)	$(55)	$(11,416)	$(469)

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

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary. The sale transaction was structured as a sale of stock to the then current management team of the subsidiary. The sale price of $6.6 million consisted of $0.1 million in cash, $0.2 million in a short-term note receivable and $6.3 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the then current management team who are shareholders of the buyer. In accordance with Topic 5-U of SEC Staff Accounting Bulletin No. 81, “Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity,” the Company has deferred recognition of a pre-tax gain on the sale of $4.0 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain of $4.0 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2008 and June 30, 2009. The financial position, results of operations, and cash flows of this business are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation. Unison MAXIMUS, Inc. was previously reported as part of the Company’s Consulting Segment.

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

Liquidity and Capital Resources

Current Economic Environment

With the United States in a very significant recession, the current economic environment facing state and local governments is extremely challenging. Not only are they experiencing declining tax revenues, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Certain states may delay payments to vendors as a result of budgetary constraints or, as in the case of California, may issue IOUs payable at a future date. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

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

Cash Flows

	Nine Months Ended June 30,
(dollars in thousands)	2008	2009

Net cash provided by (used in):
Operating activities – continuing operations	$42,724	$31,081
Operating activities – discontinued operations	(4,632)	(7,596)
Investing activities – continuing operations	125,232	(14,992)
Investing activities – discontinued operations	(2,259)	—
Financing activities – continuing operations	(153,593)	(35,776)
Effect of exchange rate changes on cash and cash equivalents	—	(656)
Net increase/(decrease) in cash and cash equivalents	$7,472	$(27,939)

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2009 was $31.1 million, compared to cash provided by operating activities from continuing operations of $42.7 million for the same period in fiscal 2008. The decrease in cash provided by operating activities from continuing operations of $11.6 million is primarily attributable to the after-tax impact of a $21.2 million cash payment, net of insurance recoveries of $18.8 million, to settle the Company’s arbitration matter.

Cash used in operating activities from discontinued operations for the nine months ended June 30, 2009 was $7.6 million, compared to cash used in operating activities from discontinued operations of $4.6 million for the same period in fiscal 2008. The increase in cash used in operating activities from discontinued operations of $3.0 million is attributable to the wind-down of the disposed operations.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2009 was $15.0 million, compared to cash provided by investing activities from continuing operations of $125.2 million for the same period in fiscal 2008. The decrease in cash provided by investing activities from continuing operations of $140.2 million is primarily attributable to (1) the sale of $126.2 million of marketable securities during fiscal 2008 to partially finance the Company’s Accelerated Share Repurchase program; (2) cash proceeds of $5.9 million from the sale of a building during fiscal 2008 and (3) cash proceeds of $4.6 million from the sales of discontinued operations during fiscal 2008.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2009 was $35.8 million, compared to $153.6 million for the same period in fiscal 2008. The decrease in cash used in financing activities from continuing operations of $117.8 million is primarily attributable to a $120.4 million decrease in repurchases of common stock. Repurchases of common stock were $30.0 million and $150.4 million for the nine months ended June 30, 2009 and 2008, respectively.

The adverse effect of exchange rate changes on cash and cash equivalents of $0.7 million for the nine months ended June 30, 2009 is due to the impact of the strengthening United States dollar on cash and cash equivalents held in our foreign operations.

Other Matters

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. At June 30, 2009, $54.2 million remained available for future stock repurchases under the July 2008 resolution.

Our working capital at June 30, 2009 was $163.9 million. At June 30, 2009, we had cash and cash equivalents of $91.7 million and no debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed below, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash at June 30, 2009 was $3.7 million. Restricted cash represents amounts collected on behalf of certain customers where its use is restricted to the purposes specified under our contracts with these customers, and amounts on deposit with foreign banks as compensating balances for certain bank guarantees.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures resulted in the use of our cash. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2009, $8.5 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2009, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of June 30, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2008 and June 30, 2009, the Company had performance bond commitments totaling $83.4 million and $88.9 million, respectively.

At June 30, 2009, we classified accounts receivable of $1.7 million, net of a $0.6 million discount, as long-term receivables and reported them within the other assets category on our consolidated balance sheet. These receivables had extended payment terms and collection was expected to exceed one year.

On July 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2009, to shareholders of record on August 14, 2009.

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

The Company applies the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax positions. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination.

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

(b)           Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2009, the Company completed the initial installment of a phased implementation of an enterprise resource planning (“ERP”) system, transferring the core financials for certain divisions of the Company to the new ERP system. We have updated the Company’s internal controls over financial reporting as necessary to accommodate modifications to business processes or accounting procedures. However, the internal control design remained substantially unchanged for the initial implementation. Further phases of implementation are planned for fiscal 2010 and the Company will continue to monitor and test these changes as part of management’s annual evaluation of internal control over financial reporting.

Other than the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.          Legal Proceedings.

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a) In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier previously paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers. The Company continues to pursue additional insurance recoveries from its excess insurance carriers; however, such recoveries are not assured.

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

(c) In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. MAXIMUS is currently in discussions with the state about the claim, and no legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009,MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract in the accompanying condensed consolidated statements of operations. No additional charges were recorded in the three month period ended June 30, 2009. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

(d) In July 2009 the District of Columbia (“District”) initiated a civil action against MAXIMUS in the Superior Court of the District of Columbia, Civil Division. The District has alleged violations of the District’s False Claims Act (“Act”), fraud and unjust enrichment arising from the Company’s preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The District seeks treble its actual damages plus a penalty of $10,000 per claim as provided under the Act. MAXIMUS previously settled a Federal investigation and related whistleblower lawsuit concerning these same activities in 2007. In connection with that settlement, MAXIMUS entered into a two-year Deferred Prosecution Agreement (“DPA”), a five-year Corporate Integrity Agreement (“CIA”) and paid a settlement of $30.5 million. The DPA has since expired by its terms and the CIA has been suspended in light of the Company’s exit from the Federal health care claiming business. The District was, in fact, a named party in the prior whistleblower lawsuit that was dismissed with prejudice, and MAXIMUS believes that the District’s claims should be barred. The Company believes the District’s claims are without merit and intends to defend this action vigorously. Nevertheless, we cannot predict the outcome of the legal proceedings or the impact they may have on the Company’s operating results or financial condition.

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

MAXIMUS, INC.

Date: August 6, 2009	By:	/s/ David N. Walker
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