Form 10-K
period 2009-09-30
MAXIMUS INC
filed 2009-11-17
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009
Commission file number: 1-12997

MAXIMUS, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1000588 (I.R.S. Employer Identification No.)
11419 Sunset Hills Road, Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)

Registrant's telephone number, including area code: (703) 251-8500

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2009 was $687,368,720 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.

         There were 17,653,436 shares of the registrant's Common Stock outstanding as of October 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on March 18, 2010, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

 MAXIMUS, Inc.
Form 10-K
September 30, 2009

PART I

ITEM 1.    Business.

General

        We provide operations program management and consulting services focused in the areas of health and human services primarily for government-sponsored programs such as Medicaid and the Children's Health Insurance Program (CHIP). Founded in 1975, we are one of the largest pure-play health and human services provider to government in the United States and are at the forefront of innovation in meeting our mission of Helping Government Serve the People®. We use our expertise, experience, and advanced technological solutions to help government agencies run more efficient and cost-effective programs, while improving the quality of services provided to program beneficiaries. We operate in the United States, Australia, Canada, the United Kingdom, and Israel. We have held contracts with government agencies in all 50 states in the U.S.

        Over the last five years, our core health and human services business has continued to expand. This growth was offset by isolated program challenges, which have since been largely resolved. Fiscal 2007 results were impacted by a $25.2 million loss on the Texas Integrated Eligibility project where MAXIMUS served as a subcontractor to Accenture to provide services to the Texas Health and Human Services Commissions (TX HHSC). In February 2007, we terminated our subcontract with Accenture. In March 2007, TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its CHIP and Medicaid programs. We continue to provide services under these programs, but on a profitable basis. In 2008, TX HHSC, Accenture and MAXIMUS settled all claims relating to those programs. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services, valued at an additional $10.0 million, to TX HHSC over the next five years.

        Our core health and human services business has benefited from steady demand over the last five years. In fiscal 2008 and fiscal 2009, many states experienced budgetary challenges; however, we have not experienced any material change in demand. Legislation such as the Deficit Reduction Act of 2005, Medicare Improvements for Patients and Providers Act (MIPPA), the American Recovery and Reinvestment Act (ARRA), the Reauthorization of the Children's Health Insurance Program (CHIP) in 2009, The Flexible New Deal in the United Kingdom, and the recent expansion of the Australian Human Service program has kept demand levels high. We believe that demand for our services is reasonably insulated since we provide domestic state and federal clients with administrative services for critical programs including Medicaid, Medicare, and CHIP, and, abroad, we administer several international government-sponsored health and human services programs. We believe we remain well positioned to benefit from pending initiatives related to health care reform, as well as increasing demand from domestic and international government clients who are dealing with increasing caseloads in government-run health and human service programs. Nevertheless, protracted fiscal pressures could adversely impact our business.

        In fiscal 2009, MAXIMUS committed to the divesture of the non-strategic ERP business unit. This is in addition to five business units divested in fiscal 2008. These divestitures are designed to enable the Company to better focus on our core health and human services business portfolio where we are the leading pure-play provider in the administration of government health and human services programs.

        For the fiscal year ended September 30, 2009, we had revenue from continuing operations of $717.3 million and net income of $46.5 million.

Market Overview

        Our primary customers are government agencies. In fiscal 2009, approximately 66% of our total revenue was derived from state government agencies whose programs received significant federal funding, 17% from foreign government agencies, 9% from U.S.-based federal government agencies, and 8% from other sources (such as commercial customers).

        We believe we are well positioned to benefit from demand for operations program management and consulting services in an environment where governments are required to maintain or improve services to an increasing number of constituents.

        We believe governments will continue to review current program operations and seek improved operating capability and cost savings through the use of partnering and managed services. For example, many states are in the process of considering changes to how they administer government-sponsored programs and implementing legislative changes such as the reauthorization of CHIP. Additionally, states are seeking new ways to find cost savings by implementing new systems and business process reengineering. Much of our work in the United States is related to federally mandated and federally funded programs such as Medicaid, CHIP, and Temporary Assistance to Needy Families (TANF). International governments are also grappling with many of the same social issues related to the delivery of cost effective health and human services programs and, as a result, they are turning to managed services providers such as MAXIMUS to provide repeatable process and proven solutions. Overall, we expect the underlying demand for our existing programs to increase due to the fundamental need for governments worldwide to provide these services to program recipients.

        We deliver valued-added services to government agencies by providing operations program management and consulting services that help governments operate more efficiently and effectively. Demand for our services is contingent upon factors that affect government spending and drive demand for our services, including:

  •
  The requirement of state governments that are running federally mandated and federally funded programs to efficiently and cost-effectively meet minimum federal requirements to maintain federal funding levels.

  •
  The requirement of state governments to implement federal initiatives, such the reauthorization of the Children's Health Insurance Program in 2009, which increases federal matching dollars to states with the goal to increase participants over the next five years from seven million to 11 million children.

  •
  The need for governments to operate more programs with the same level of resources. We believe that clients may seek additional partnering or managed services options to manage increasing demand for government-funded programs and will seek providers that offer greater flexibility in balancing resources (e.g. workforce) with demand.

  •
  The impact of continued budgetary pressures on governments and the need for most states to maintain balanced budgets. These budgetary requirements increase the desire by governments to seek and maximize federal funding to which they are entitled.

  •
  The need to improve business processes and update technology as governments face the possibility of an increasing number of workers eligible for retirement. It is estimated that over the next five years, one-fifth of state and local government managers, and one-third of the federal government's full-time permanent workforce will be eligible for retirement.

        As a result, governments utilize outside companies, such as MAXIMUS, that possess the knowledge and resources to efficiently operate federally funded programs and maintain minimum federal requirements to achieve maximum efficiency and ongoing federal funding.

Our Business Segments

        During the last three fiscal years, our revenues by segment were as follows (in thousands):

	Year ended September 30,
	2007	2008	2009
Operations	$507,486	$629,226	$659,204
Consulting	$75,534	$64,437	$58,095

Total	$583,020	$693,663	$717,299

        The following discussion describes our business segments and each of our operating divisions within the business segments as they existed on September 30, 2009. From time to time, we implement certain organizational or management changes that realign our internal infrastructure and enable us to manage our business better.

Operations Segment:

        Our Operations Segment generated 92% of our total revenue in fiscal 2009. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Operations Segment provides a variety of program management and operations support services for state, federal, national, and county funded public programs, and focuses on the delivery of administrative services for government health and human services programs, including: Medicare, Medicaid, CHIP, TANF and related workforce services programs, and child support enforcement programs. Our Operations Segment provides these services through the following support organizations:

        Child Support.    Child Support provides managed services, consulting, and system support services to state and local agencies. These services include full and specialized child support case management services, call center operations, and program and systems consulting services. Child Support engages with child support enforcement agencies to locate non-custodial parents, establish paternity and support orders, and enforce payments to families. This operation also provides Supplemental Security Income advocacy services for children in foster care, as well as Title IV-E, which sets forth standards for federal payments for foster care, TANF, and adoption assistance eligibility services. Child Support develops, implements, and operates full-service child care programs and associated systems.

        Federal Operations.    Federal Operations contracts with federal agencies to support health, human services, and justice programs. Our federal operations group provides independent appeals of health insurance denials for government health plan enrollees and providers for Medicare Parts A, B (South), C, and D, the U.S. Office of Personnel Management Federal Employees Health Benefits Plan, the Department of Defense TRICARE program, and over 30 state health insurance regulatory agencies. Federal Operations provides quality of care services including protected medical peer review, evaluation of medical malpractice claims, quality of care standards definition and screening, provider facility review, quality assurance plan review, and health data monitoring. They also provide financial investigations and compliance oversight for the U.S. Department of Justice, which includes monitoring of federally seized businesses to ensure compliance with court-ordered monitoring requirements for the U.S. Marshals Service and conducting a wide range of forensic and investigative services for the Drug Enforcement Agency. In addition, MAXIMUS Federal partners with the Social Security Administration to serve individuals with disabilities through the Ticket to Work and Self-Sufficiency Program.

        Health Services.    Health Services provides a range of administrative support for publicly funded health services and health insurance programs, with a particular emphasis on eligibility and enrollment for state programs such as Medicaid Managed Care and CHIP. Health Services also operates one of the largest health claims processing systems in Canada, administering British Columbia's medical and drug insurance plans. Under these public health programs, the Division provides the following services: beneficiary outreach and education, application assistance, eligibility support services, enrollment counseling, program data collection and reporting, and premium collection and processing. The Division delivers these services through customized automated information systems; design and development of print and web-based program educational materials; and full-service multi-contact customer service centers that include on-site multilingual assistance. Through the MAXIMUS Center for Health Literacy (CHL), Health Services also develops easy-to-read print materials and easy-to-use websites, and provides adapted translations to help individuals with educational, cultural, or linguistic barriers understand and use important information related to government health programs.

        Workforce Services.    Workforce Services manages government workforce-centered service programs in the United States, Australia, the United Kingdom, and Israel. Workforce Services helps disadvantaged individuals transition from government assistance programs to employment and economic independence by providing comprehensive services, including eligibility determination, case management, job-readiness preparation and search, job development and employer outreach, job retention and career advancement, and selected educational and training services. We also provide advocacy service for youth and disabled persons in the United States and rehabilitation services in Australia. Additionally, Workforce Services provides employers with tax credit and electronic I-9 management services, which are fully compliant with U.S. Department of Homeland Security guidelines and integrated with the U.S. Citizenship and Immigration Services E-Verify program.

Consulting Segment:

        Our Consulting Segment generated 8% of our total revenue in fiscal 2009. Financial information with respect to this segment is provided in Notes 16 and 17 of our consolidated financial statements (See Item 8 below). The Consulting Segment provides management and financial consulting services for state and local clients, focusing on services that both directly support health and welfare and improve program operations, performance, and integrity. The Segment serves to create business opportunities for our core Operations Segment by providing the government market with a consulting option for improving program operations, performance and integrity. The Consulting Segment provides services, which oftentimes complement our Operations Segment services, through the following practice areas:

        Program Performance Services.    Program Performance Services helps clients analyze and optimize their business operations. Our services and solutions focus on the health and human services marketplace, including optimizing the eligibility and enrollment process and call center design for government-run programs such as CHIP and designing and creating outreach and education materials, client advocacy programs, human capital management strategies, program analytics, quality assurance processes and practices, as well as client portals. This practice area provides cost allocation advisory services, user fee program design and implementation, activity-based cost accounting and related financial services.

        Program and Systems Integrity Services.    Program and Systems Integrity Services helps government organizations plan and monitor large-scale program and technology systems initiatives including planning, funding, procuring, and implementing information systems. Program and Systems Integrity Services also provides standards-based project management, quality assurance and independent verification and validation services for government programs such as Medicaid, child welfare, child support, unemployment compensation, eligibility/TANF and WIC/EBT.

        Educational Services.    Educational Services provides a unique set of innovative management tools and professional consulting services for all levels of the educational system. Education Services offers K-12 special education case management solutions including our TIENET® software application, which helps schools manage special education instruction, assessment and intervention. The application includes Individualized Educational Programs (IEPs) to ensure compliance with federal and state laws including the No Child Left Behind Act of 2001 (NCLB). The Division also offers AutismPro®, a Web-based solution that helps schools drive positive outcomes for special education students, and provides higher education consulting services that help institutions plan, manage and secure federal funding and grants for research and other sponsored programs.

Competitive Advantages

        We offer a private sector alternative for the administration and management of critical government-funded programs as well as offering consulting services. Our reputation and extensive experience over the last 30 years give us a competitive advantage as governments value the level of expertise and brand recognition that MAXIMUS brings to its customers. The following are the competitive advantages that allow us to capitalize on various market opportunities:

        Single-market focus.    We are one of the largest publicly traded companies whose primary focus is offering a portfolio of operations program management and consulting services specifically to government customers. This single-market concentration allows us to dedicate time and resources fully in providing quality, customized solutions to government customers. Our extensive experience and detailed understanding of the regulation and operation of government programs allow us to apply our methodologies, skills, and solutions to new projects in a cost-effective and timely fashion. We believe our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to manage the complexities of pursuing opportunities and serving government agencies efficiently.

        Financial strength.    We maintain a strong balance sheet, generate consistent annual cash flow and do not have any long-term debt. Many government clients have become concerned with the financial wherewithal of their vendors. We possess sufficient cash on-hand to support client operations including ongoing technology investments and start up operations. Clients are more comfortable engaging with vendors who have financial flexibility to support their needs, especially those related to high-profile public health and human services programs.

        Focused portfolio of services.    Customers seek a continuum of service capabilities from component services to full-service solutions in their health and human services programs. Engagements often require creative or complex solutions and we are able to draw upon our health and human services subject matter experts within our organization. Our focused range of capabilities, as described in the "Our Business Segments" discussion above, enables us to better pursue new business opportunities and positions us as a single-source provider of health and human services program management and consulting services to government agencies.

        Established international presence.    International governments are seeking to expand government-sponsored health and human services programs as demand for social services continues to rise and governments seek to contain costs. We have an established presence in Australia, Canada, the United Kingdom, and Israel as one of the preeminent providers in certain core health and human services programs including workforce services and health insurance enrollment operations. Our established presence and proven solutions have contributed to our success in competing for new contracts internationally.

        Proven track record and exceptional brand recognition.    Since 1975, we have successfully and profitably assisted governments by offering efficient, cost-effective solutions. We have provided hundreds of large-scale program management operations for government agencies, many of which we continue to run today, serving millions of beneficiaries. The successful execution of these projects has improved the quality of services provided to program beneficiaries, which has enhanced our brand recognition with government agencies. Our proven records of accomplishment and exceptional brand recognition have contributed significantly to our ability to compete successfully and win new contracts.

        Expertise in competitive bidding.    Government agencies typically award contracts to third-party providers through a comprehensive, complex and competitive bidding process. With over 30 years of experience responding to Requests for Proposals (RFPs) and executing oral presentations, we have the necessary experience to navigate these government procurement processes. The complex nature of competitive bidding creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms. Our proposals demonstrate our ability to meet all customer requirements at a price that is both attractive to the customer and profitable to MAXIMUS. Given the reluctance of government agencies to award contracts to unproven companies, we believe that our expertise in the competitive bidding process has contributed significantly to our success.

        Intellectual property that supports the administration of government programs.    We have software products that enhance our operations program management offerings. Further, our ability to focus our subject matter experts to aid in the support and enhancement of our product offerings provides advantages over pure service providers who are dependent on third-party software.

        MAXIMUS develops proprietary case management solutions to support our health and human services business lines. By leveraging a common framework, MAXIMUS can shorten our development lifecycle, and possibly eliminate it, to enable configuration for accelerated takeover of operations, providing clients with a significant amount of flexibility and support. By taking advantage of a large number of shared technical and business components, we can reduce development costs and deliver clients increased capabilities and efficiencies related to workflow, calendaring, and action plan management. We have deployed these proven product solutions across several health and human services projects for clients such as Pennsylvania, New York, and the United Kingdom.

Competition

        The market for providing our services to government agencies is competitive and subject to rapid change. Our Consulting Segment typically competes against large global consulting firms, as well as smaller niche players. Our Operations Segment, which primarily serves health and human services departments and agencies, competes for program management contracts with the government services divisions of large organizations, such as Affiliated Computer Services, Inc., EDS, an HP Company, and International Business Machines Corporation, as well as more specialized private service providers, and local non-profit organizations, such as the United Way of America, Goodwill Industries, and Catholic Charities USA.

Business Growth Strategy

        Our goal is to enable future growth by remaining a leading provider of operations program management and consulting services to government agencies. The key components of our business growth strategy include the following:

  •
  Pursue new domestic and international business opportunities and expand customer base. With over 30 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We will continue to seek to grow our domestic and international base business by leveraging our existing core capabilities and pursuing opportunities with new and current clients.

  •
  Grow long-term, recurring revenue streams.  We seek to enter into long-term relationships with clients to meet their ongoing and long-term business objectives. As a result, long-term contracts

    (three to five years with additional option years) are often the preferred method of delivery for customers and are also beneficial to the Company.

  •
  Pursue strategic acquisitions.  We will selectively identify and pursue strategic acquisition opportunities. Acquisitions can provide us with a rapid, cost-effective method to enhance our services, obtain additional skill sets, expand our customer base, cross-sell additional services, enhance our technical capabilities, and establish or expand our geographic presence.

  •
  Continue to optimize our current operations.  MAXIMUS continues to seek efficiencies and optimize operations. Over the last several years, we have moved away from a volume-driven sales approach towards a tighter focus on risk management and project execution, resulting in improved profitability from continuing operations. We enhanced our contracts and compliance team and initiated organization-wide training requirements to facilitate project improvements and efficiencies. We continue to evaluate new business as well as the current portfolio of projects in a manner that is more aligned with increasing our overall profitability and not driven by volume sales.

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

  •
  Focus on core offerings and selectively divest non-strategic business lines.  Our fundamental strategy is to be the leading provider of health and human services offerings principally to government clients. During 2008 and 2009, management has divested or committed to divest a total of six non-strategic business units. We believe this tighter focus better positions us to benefit from increasing demand for the administration of government health and human services programs as a result of emerging legislative initiatives both domestically and abroad as well as the overall economic environment. We believe this will drive scalable, long-term future growth.

        See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our business growth strategy.

Marketing and Sales

        We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers and decision makers to understand the evolving needs of government agencies as they seek to optimize their programs. We have a team of business development professionals who ensure that we understand the needs, requirements, legislative initiatives, and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. We also subscribe to government procurement databases that track government bid activity and make every effort to ensure that we are on bidders' lists as well as approved vendor lists for government procurement offices. We participate in professional associations of government administrators and industry seminars featuring presentations by our executives and employees. Senior executives also develop leads through on-site presentations to decision-makers.

        For the year ended September 30, 2009, we derived approximately 11% and 18% of our consolidated revenue from contracts with the States of California and Texas, respectively, principally within our Operations Segment.

Legislative Initiatives

        During the last several years, federal and state legislative initiatives created new growth opportunities and potential markets for MAXIMUS. Legislation passed in Congress has large public policy implications for state and local government and presents viable business opportunities, notably in the health and human services arena. MAXIMUS is well positioned to meet the operations program management and consulting needs resulting from legislative actions and subsequent regulatory efforts. MAXIMUS is actively monitoring these initiatives to respond to opportunities that develop.

        Some recent federal legislative initiatives that have created new growth opportunities for us in the government market include the following:

        Medicare Improvements for Patients and Providers Act (MIPPA).    Enacted in July 15, 2008, MIPPA made several changes to the Medicare program, including improvements to the low-income assistance provisions of the Part D prescription drug program. We analyzed the bill and provisions for any impact on MAXIMUS business and potential opportunities arising from the bill. In particular, new funding is provided in Section 119 for an information clearing house and technical assistance and training to improve services to low-income Medicare beneficiaries.

        Children's Health Insurance Program Reauthorization Act (CHIPRA).    CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. This bill extended federal support for CHIP through 2013, while adding an additional $44 billion between 2009 and 2013 to the baseline funding of $5 billion a year. By expanding state options to find and enroll students through "express lane eligibility" and "auto-enrollment," CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states administering CHIP programs.

        American Recovery and Reinvestment Act of 2009 (ARRA).    ARRA provides states with a 6.2% increase in the Federal Medical Assistance Percentage (FMAP) for fiscal years 2009 through 2011, with states with the highest unemployment rates receiving a higher percentage increase. The passage of this bill has both preserved and expanded Medicaid potential business for MAXIMUS. ARRA also created a new Temporary Assistance for Needy Families (TANF) Emergency Fund of $5 billion available to states, territories, and tribes for federal fiscal years 2009 and 2010 that experience a rise in TANF caseloads.

        Health Reform Legislation.    Health reform legislation is pending and has a variety of provisions that have the potential to increase MAXIMUS business. The four areas that present business opportunities are: eligibility determination for subsidies, enrollment brokers for plans in the exchange, increased appeals work, and, as Medicaid will likely expand, the bill may provide the opportunity for MAXIMUS to increase its Medicaid work.

        President's Emergency Plan for AIDS Relief (PEPFAR).    PEPFAR authorizes $48 billion to combat Global HIV/AIDS, tuberculosis and malaria. This legislation responds to the President's call to expand the U.S. Government's commitment to this successful program for five additional years, from 2009 through 2013. We continue to monitor the PEPFAR program and Congressional appropriations and pursue business opportunities for MAXIMUS in assisting governments in strengthening their health systems and developing their capacity to address the HIV/AIDS epidemic.

        The Flexible New Deal (FND)    The FND is a government-sponsored program designed to provide skills, support, and employment assistance to job seekers in the United Kingdom. In October of 2009, the FND replaced the New Deal employment programs in England, Scotland, and Wales under phase one of the program. Under the FND, unemployed program participants receive 12 months of allowance and job search assistance and, after the initial 12 month period, are passed on to private and non-profit contractors with payment based on the number of participants receiving job placement.

        Deficit Reduction Act of 2005 (DRA).    Enacted in the spring of 2006, the DRA reauthorized the TANF program of 1996 and provides states with additional flexibility to make reforms to their Medicaid Programs. This legislation touches upon a number of key health and human service issues important to the MAXIMUS base business. In reauthorizing TANF, the DRA requires states to engage more TANF cases in productive activities leading to self-sufficiency. The law recalibrates a caseload reduction credit, increases childcare funding, retains maintenance of level of effort and promotes healthy marriage and responsible fatherhood initiatives. States are also required to establish and maintain work participation and verification procedures with new penalties of one to five percent for failure to comply. The DRA allows states to change their Medicaid benefit packages to mirror certain commercial insurance packages (termed alternative or benchmark packages) and allows states to vary the premiums and cost sharing they charge and gives them the option to require payment of alternative premiums as a condition of eligibility. These provisions, and many others in the DRA, are central to the MAXIMUS health and human service experience base in our Operations and Consulting segments. The new requirements of the TANF program will create certain new challenges for states and localities, which in turn provide opportunities for companies like MAXIMUS. Additionally, the flexibility and encouragement offered in the DRA to innovate state Medicaid programs should be a catalyst for new operations and consulting opportunities.

Backlog

        Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals.

        Changes in backlog result from additions to future revenue from the execution of new contracts or extension or renewal of existing contracts, reductions from fulfilling contracts, reductions from the early termination of contracts and adjustments to estimates of previously-included contracts. Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2008 and 2009, were as follows:

	As of September 30,
	2008	2009
	(In millions)
Operations	$1,162	$1,702
Consulting	138	98

Total	$1,300	$1,800

        Of the $1.8 billion balance outstanding at September 30, 2009, the Company anticipate recognizing approximately 41% of this total during fiscal 2010. Management also estimates that approximately 93% of forecasted fiscal 2010 revenue is in the form of backlog and option periods. Option periods are not included in the backlog calculation.

Seasonal Nature of Business

        We may experience seasonality in our Operations Segment in our fourth fiscal quarter as a result of tax credit work. In addition, the summer and winter holiday vacations can impact the financial results for all of our segments. Specifically, reductions in working days due to holidays and vacations may impact our sales and accounts receivable, primarily in our first fiscal quarter.

Employees

        As of September 30, 2009, we had 6,594 employees, consisting of 6,204 employees in the Operations Segment, 201 employees in the Consulting Segment and 189 corporate administrative employees. Our success depends in large part on attracting, retaining, and motivating talented, innovative, and experienced professionals at all levels.

        As of September 30, 2009, 389 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 219 employees covered by the MAXIMUS BC Health Benefits Operations, Inc. collective bargaining agreement with the British Columbia Government and Services Employees' Union ("BCGEU"). Within Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 159 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 11 employees are covered by a collective bargaining agreement with the Professional Employees Association ("PEA"). These collective bargaining agreements expire on March 31, 2010.

        As of September 30, 2009, 746 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

        None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Foreign Operations

        We currently operate predominantly in the United States. Our revenues derived from operations in foreign countries for fiscal years 2007, 2008 and 2009 were $88.0 million, $121.2 million and $119.1 million, respectively. We had $43.0 million and $57.2 million of long-lived assets located in foreign countries at September 30, 2008 and 2009, respectively.

Website Access to U.S. Securities and Exchange Commission Reports

        Our Internet address is http://www.maximus.com and includes access to our corporate governance materials and our code of business conduct and ethics. Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (SEC) including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, Section 16 filings by our officers and directors, as well as amendments to these reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after we electronically file such material with, or furnish it to, the SEC. Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC's website at http://www.sec.gov or at the SEC's Public Reference Room at 100 F St., N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    Risk Factors.

        Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our future financial condition and performance. The information in Exhibit 99.1 is incorporated by reference into this Item 1A.

ITEM 2.    Properties.

        We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2009, we leased 79 offices in the United States totaling approximately 1,158,000 square feet. In four countries outside the United States, we leased 103 offices containing approximately 368,000 square feet. The lease terms vary from month-to-month to six-year leases and are generally at market rates.

        We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3.    Legal Proceedings.

        The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

        (a)   In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission ("HHSC") entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company's primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

        (b)   In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State's criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it breached its contract with the State. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company's operating results or financial condition.

        (c)   In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. No legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company's agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009,MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract in the accompanying condensed consolidated statements of operations. No additional charges have been recorded since then. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

        (d)   In July 2009 the District of Columbia ("District") initiated a civil action against MAXIMUS in the Superior Court of the District of Columbia, Civil Division. The District alleged violations of the District's False Claims Act ("Act"), fraud and unjust enrichment arising from the Company's preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The District was seeking treble its actual damages plus a penalty of $10,000 per claim as provided under the Act. MAXIMUS previously settled a Federal investigation and related whistleblower lawsuit concerning these same activities in 2007. In connection with that settlement, MAXIMUS entered into a two-year Deferred Prosecution Agreement ("DPA"), a five-year Corporate Integrity Agreement ("CIA") and paid a settlement of $30.5 million. The DPA has since expired by its terms and the CIA has been suspended in light of the Company's exit from the Federal health care claiming business. The District was, in fact, a named party in the prior whistleblower lawsuit that was dismissed with prejudice, and MAXIMUS believes that the District's claims are barred. In October 2009, the District voluntarily dismissed the lawsuit without prejudice.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the New York Stock Exchange under the symbol "MMS." The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2008:
First Quarter	$48.33	$37.05	$0.10
Second Quarter	38.91	33.76	0.10
Third Quarter	39.09	34.49	0.10
Fourth Quarter	38.59	32.82	0.10
Year Ended September 30, 2009:
First Quarter	$37.02	$25.94	$0.10
Second Quarter	40.93	32.78	0.12
Third Quarter	43.61	37.27	0.12
Fourth Quarter	48.49	39.10	0.12

        As of October 30, 2009, there were 76 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 9,984 beneficial owners of our common stock.

        We declared quarterly cash dividends on our common stock at the rate of $0.10 per share beginning with the quarter ended March 31, 2005, increasing the rate to $0.12 per share beginning with the period ended March 31, 2009. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant.

 Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2004 to September 30, 2009, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index. This graph assumes the investment of $100 on September 30, 2004 in our common stock, the NYSE Stock Market (U.S. Companies) Index and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index and assumes dividends are reinvested.

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

  D.
  The index level for all series was set to $100.0 on 09/30/2004.

          Prepared by Zacks Investment Research, Inc. Copyright 1960-2009 CRSP Center for Research in Security Prices, Graduate School of Business, University of Chicago. Used with permission. All rights reserved.

ITEM 6.    Selected Financial Data.

        We have derived the selected consolidated financial data presented below, as adjusted for discontinued operations, from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies using the purchase accounting method are included from the respective acquisition dates. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	2005	2006(1)	2007	2008(2)	2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$491,295	$557,974	$583,020	$693,663	$717,299
Legal and settlement expense (recovery), net(3)	7,000	9,394	44,438	38,358	(4,271)
Write-off of deferred contract costs(4)	—	17,109	—	—	—
Gain on sale of building(5)	—	—	—	3,938	—
Operating income (loss) from continuing operations	31,199	(13,590)	(7,048)	46,616	89,815
Income (loss) from continuing operations	20,898	(4,052)	(10,893)	29,818	54,583
Income (loss) from discontinued operations	15,171	6,512	2,638	(23,141)	(8,043)

Net income (loss)	36,069	2,460	(8,255)	6,677	46,540

Basic Earnings (loss) per share:
Income (loss) from continuing operations	$0.98	$(0.19)	$(0.50)	$1.56	$3.11
Income (loss) from discontinued operations	$0.71	$0.30	$0.12	$(1.21)	$(0.46)

Basic earnings (loss) per share	$1.69	$0.11	$(0.38)	$0.35	$2.65

Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$0.97	$(0.19)	$(0.50)	$1.54	$3.05
Income (loss) from discontinued operations	$0.70	$0.30	$0.12	$(1.19)	$(0.45)

Diluted earnings (loss) per share	$1.67	$0.11	$(0.38)	$0.35	$2.60

Weighted average shares outstanding:
Basic	21,331	21,465	21,870	19,060	17,570
Diluted	21,653	21,465	21,870	19,305	17,886
Cash dividends per share of common stock	$0.30	$0.40	$0.40	$0.40	$0.46

	At September 30,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$178,363	$156,860	$196,682	$119,605	$87,815
Working capital	246,595	254,811	267,145	149,966	164,646
Total assets	534,562	558,501	564,464	454,954	433,234
Total capital lease obligations, less current portion	3,606	2,044	417	—	—
Total shareholders' equity	405,954	404,899	409,400	275,706	297,128

(1)
During fiscal year 2005, the Company valued stock option grants using the intrinsic value at date of grant. For fiscal years 2006 and following, stock option grants were valued based upon the fair value using a Black-Scholes model. At October 1, 2005, options which had previously been granted but had not vested were revalued based upon their grant date fair value and the fair value related to the remaining vesting period was expensed over the remaining vesting period of the options. The results for 2005 and prior periods were not restated to reflect this change in accounting policy.

(2)
Since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. See "Note 12. Income Taxes" to our consolidated financial statements.

(3)
Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See "Note 20. Legal and Settlement Expense (Recovery), Net" to our consolidated financial statements for additional information.

(4)
During the quarter ended June 30, 2006, we determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project's deferred contract costs. As a result, we recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project's deferred contract costs. The write-off is included in the results of the Operations Segment. Additional information regarding the Texas Integrated Eligibility project is disclosed in "Note 19. Texas Integrated Eligibility Project" to our consolidated financial statements.

(5)
During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative building in McLean, Virginia and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as a gain on sale of building in the consolidated statement of operations. See "Note 22. Sale of Building" to our consolidated financial statements for additional information.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Forward-Looking Statements

        Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements that are not historical facts. Words such as "anticipate," "believe," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," and "will" and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation, the factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors." As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Business Overview

        We provide operations program management and consulting services focused in the areas of health and human services primarily for government-sponsored programs such as Medicaid and the Children's Health Insurance Program (CHIP). Founded in 1975, we are the largest pure-play health and human services provider to government in the United States and are at the forefront of innovation in meeting our mission of Helping Government Serve the People®. We use our expertise, experience and advanced technological solutions to help government agencies run more efficient and cost-effective programs, while improving the quality of services provided to program beneficiaries. We operate in the United States, Australia, Canada, the United Kingdom, and Israel. We have held contracts with government agencies in all 50 states in the U.S.

        For the fiscal year ended September 30, 2009, we had revenue of $717.3 million and net income of $46.5 million.

        We report each of our two lines of business (i.e., Operations and Consulting) as separate external reporting segments. See Note 17 to our consolidated financial statements for our unaudited quarterly segment income statement data.

Results of Operations

  Consolidated

        The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2007	2008	2009
	(dollars in thousands, except per share data)
Revenue	$583,020	$693,663	$717,299
Gross profit	$134,869	$189,022	$192,267
Selling, general and administrative expense	$97,930	$107,986	$106,723
Selling, general and administrative expense as a percentage of revenue	16.8%	15.6%	14.9%
Legal and settlement expense (recovery), net	$44,438	$38,358	$(4,271)
Gain on sale of building	$—	$3,938	$—
Gain on sale of business	451	—	—
Operating income (loss) from continuing operations	$(7,048)	$46,616	$89,815
Operating margin (loss) from continuing operations percentage	(1.2)%	6.7%	12.5%
Income (loss) from discontinued operations, net of income taxes	$2,638	$(23,141)	$(8,043)
Net income (loss)	$(8,255)	$6,677	$46,540
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$(0.50)	$1.56	$3.11
Income (loss) from discontinued operations	$0.12	$(1.21)	$(0.46)

Basic earnings (loss) per share	$(0.38)	$0.35	$2.65
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$(0.50)	$1.54	$3.05
Income (loss) from discontinued operations	$0.12	$(1.19)	$(0.45)

Diluted earnings (loss) per share	$(0.38)	$0.35	$2.60

        We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency fluctuations. To provide this information, revenue from foreign operations is converted to United States dollars using the average exchange rates from 2008. All our foreign operations are in the Operations Segment.

        Revenue increased 3.4%, and increased 6.5% on a constant currency basis, in fiscal 2009 compared with fiscal 2008. The adverse impact of a strong United States Dollar on foreign sourced revenue offset strong revenue growth in our domestic health services division, federal operations and international workforce operations, as well as a full year of operations from the UK subsidiary acquired in fiscal 2008.

        Revenue increased 19.0% in fiscal 2008 compared to fiscal 2007. The increase in revenue is attributable to organic growth driven by new work in the Operations Segment and the transformation of the Texas contract to a direct service agreement.

        Operating income from continuing operations increased 93% in fiscal 2009, compared to fiscal 2008, from $46.6 million to $89.8 million. The increase of $43.2 is primarily attributable to a $4.3 million legal and settlement recovery in 2009 compared with a charge of $38.4 million in 2008. See the discussion of Legal and Settlement expense below for a breakdown of this balance. In addition, Consulting Segment operating income improved $3.6 million in fiscal 2009 compared to fiscal 2008. Fiscal 2008 benefited from a non-recurring $3.9 million gain on the sale of a property in McLean, Virginia.

        Operating income from continuing operations in fiscal 2008 was $46.6 million, compared to an operating loss of $7.0 million in fiscal 2007. The increase in operating income from continuing operations of $53.7 million is primarily attributable to (1) $50.0 million of improved performance in the Operations Segment as a result of the Texas project where we entered into a direct contract agreement with the Texas Health and Human Services Commission, (2) a $6.1 million decrease in legal and settlement expense, (3) a $3.9 million gain on sale of building, offset by (4) a $4.5 million decrease in operating income in the Consulting Segment. Fiscal 2007 also included a $4.2 million loss on the completed Ontario Child Support systems implementation project.

        Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, legal expenses incurred in the ordinary course of business, and non-cash equity based compensation. SG&A as a percentage of revenue for fiscal years 2007, 2008 and 2009 was 16.8%, 15.6%, and 14.9%, respectively.

        Also included in SG&A were $3.8 million, $9.5 million and $7.3 million of non-cash, equity-based compensation related to stock options and RSUs for fiscal years 2007, 2008 and 2009. During the first quarter of fiscal 2008, the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs. The impact was to underestimate stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company corrected this error by recording additional stock compensation expense of $2.2 million in the first quarter of fiscal 2008.

        Legal and settlement expense (recovery), net for fiscal years 2007, 2008 and 2009 was $44.4 million, $38.4 million, and ($4.3 million), respectively. Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (recovery), net (dollars in thousands):

	Year ended September 30,
	2007	2008	2009
Accenture Arbitration, Related Settlement and Insurance Recoveries, Net	$10,000	$38,377	$(6,300)
District of Columbia Contract Investigation and Related Settlement	31,980	(19)	—
Computer Equipment Leases Settlement	(150)	—	—
Ontario Child Support Project Settlement	2,608	—	—
Other	—	—	2,029

Total	$44,438	$38,358	$(4,271)

        Legal and settlement expense (recovery) net for fiscal 2009 includes a $6.3 million recovery from one of the Company's excess insurance carriers for the Accenture arbitration matter. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

        Provisions for income taxes in fiscal 2008 and 2009 were 39.2% and 39.3% of income from continuing operations for fiscal 2008 and 2009, respectively. Provision for income taxes for fiscal 2007 was $9.6 million which included:

  •
  a $9.3 million tax benefit related to legal and settlement expenses of $44.4 million (portions of the settlement expense related to the District of Columbia matter are not tax deductible),

  •
  a $0.7 million valuation allowance on certain deferred tax assets related to a foreign subsidiary's net operating losses, and

  •
  a $18.8 million tax provision at 42.0% on income from continuing operations of $43.2 million (loss from continuing operations of $1.2 million offset by legal and settlement expenses of $44.4 million).

  Operations Segment

	Year ended September 30,
	2007	2008	2009
	(dollars in thousands)
Revenue	$507,486	$629,226	$659,204
Gross profit	102,886	163,308	169,749
Operating income (loss)	33,890	83,869	83,805
Operating margin (loss) percentage	6.7%	13.3%	12.7%

        The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

        Revenue increased 4.8% in fiscal 2009 compared to fiscal 2008. Revenue in fiscal 2008 included $6.9 million of non-recurring revenue related to hardware and software for a large health project. Normalized for non-recurring revenues and currency fluctuations, revenue increased 9.4% in fiscal 2009 compared to fiscal 2008. This increase was driven by growth in health services, federal operations and international workforce services operations. Operating income in fiscal 2009 was consistent with that in fiscal 2008. Although the Company recorded significant growth in federal and domestic health operations, this growth was offset by the effect of currency fluctuations as well as the start of a new contract which was successfully rebid in 2008. The reduced operating profit margin in 2009 also reflects required upfront investments and lagging revenue recognition related to operating costs for new work in Australia and Shelby County, Tennessee.

        Revenue increased 24.0% in fiscal 2008 compared to fiscal 2007. The increase in revenue was primarily driven by new and expanding domestic and international work in our human and health services operations and the transformation of the Texas contract to a direct service agreement. Operating income in fiscal 2008 was $83.9 million, compared to $33.9 million in fiscal 2007. The increase in operating income of $50.0 million was driven by improvements related to the optimization of the business portfolio; new awards; and the resolution of certain legacy contracts, including the transformation of the Texas contract to a direct service agreement.

  Consulting Segment

	Year ended September 30,
	2007	2008	2009
	(dollars in thousands)
Revenue	$75,534	$64,437	$58,095
Gross profit	31,983	25,714	22,518
Operating income (loss)	3,586	(909)	2,652
Operating margin percentage	4.7%	(1.4)%	4.6%

        The Consulting Segment includes program performance services, program and systems integrity services, and educational services.

        Revenues declined from $75.5 million in 2007 to $64.4 million in 2008 and $58.1 million in 2009. Year-over-year revenue declines are principally related to the Company's wind down of its federal healthcare claiming business, which the Company formally exited in fiscal 2009, as well as a general decline in consulting demand. Revenues for 2008 were also adversely affected by a charge of $2.7 million relating to a legacy federal claiming contract and revenues for 2009 benefited from $4.8 million related to hardware sales on a large Educational services project during the year.

        Operating income was $3.6 million in 2007, a loss of $0.9 million in 2008, and income of $2.7 million in 2009. The overall decline in income relates to the Company's wind down of its federal healthcare claiming work, with 2008 being adversely affected by a charge of $2.7 million relating to a federal healthcare claiming contract.

Interest and Other Income, Net

	Year ended September 30,
	2007	2008	2009
	(dollars in thousands)
Interest and other income, net	$5,804	$2,423	$145
Percentage of revenue	0.9%	0.3%	0.0%

        The decrease in interest and other income between 2007 and 2009 is primarily attributable to market rates and the use of $150 million of cash and marketable securities as part of the Accelerated Share Repurchase, completed in the first quarter of fiscal 2008, and a further $44.1 million used in additional share repurchases between the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009.

Discontinued Operations

  Enterprise Resource Planning (ERP)

        In September 2009, the Company committed to a sale of its ERP business. We are actively pursuing a buyer and expect to complete this sale by the end of the 2010 fiscal year. The Company has recorded a loss of $1.3 million during 2009 relating to the long-term fixed assets and goodwill relating to this business.

        In fiscal 2008, this division also recorded a loss of $7.6 million relating to goodwill. In fiscal 2009, the division recorded a charge of $14.3 million attributable to a fixed-price ERP contract. These charges are included in losses from discontinued operations.

  Security Solutions

        On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million.

  Unison MAXIMUS, Inc.

        On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the current management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the current management team who are shareholders of the buyer. The Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain and deferred interest of $4.6 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2009.

  Justice Solutions, Education Systems and Asset Solutions

        On September 30, 2008, the Company sold its Justice Solutions, Education Systems, and Asset Solutions divisions, which were previously reported as part of its Systems Segment. At that time, the Company recognized a pre-tax loss of $12.2 million, subject to adjustment for purchase price adjustments and estimated transaction costs. During fiscal 2009, the Company reached a final settlement with the purchaser, resulting in a pre-tax gain of $0.7 million.

        The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2007	2008	2009
Revenue	$155,626	$137,002	$32,202
Income (loss) from operations before income taxes	$4,362	$(28,920)	$(10,704)
Provision (benefit) for income taxes	1,724	(11,414)	(4,228)

Income (loss) from discontinued operations	$2,638	$(17,506)	$(6,476)

Loss on disposal before income taxes	$—	$(9,314)	$(686)
Provision (benefit) for income taxes	—	(3,679)	881

Loss on disposal	$—	$(5,635)	$(1,567)

Income (loss) from discontinued operations	$2,638	$(23,141)	$(8,043)

Quarterly Results

        Set forth in "Note 17. Quarterly Information (unaudited)" to our consolidated financial statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2009. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Obligations and Commitments

        The following table summarizes our contractual obligations at September 30, 2009 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	74,619	27,747	36,054	7,599	3,219
Contingent consideration on business combination	961	961	—	—	—

Total(1)	$75,580	$28,708	$36,054	$7,599	$3,219

(1)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2009, we are unable to reasonably estimate settlements with taxing authorities. The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $1.9 million, of which approximately $0.1 million is related interest expense for fiscal 2009. See "Note 12. Income Taxes" of the Consolidated Financial Statements for a further discussion on income taxes

Liquidity and Capital Resources

  Current Economic Environment

        With the United States in a very significant recession, the current economic environment facing state and local governments is extremely challenging. Not only are they experiencing declining tax revenues, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Certain states may delay payments to vendors as a result of budgetary constraints. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company's cash flows, operations and profitability.

        The Federal government has passed economic stimulus legislation to address some of the pressures facing state and local governments. The Company believes that demand for its services in its core areas of health, education and human services will remain strong and that the economic stimulus package could ultimately increase demand for such services. However, any increases in demand resulting from the economic stimulus legislation will depend largely upon the timing, amount and nature of the stimulus targeted at the states as well as the timing and nature of the states' actions in response to such funding.

	Year ended September 30,
	2008	2009
	(dollars in thousands)
Net cash provided by (used in):
Operating activities—continuing operations	$56,756	$34,155
Operating activities—discontinued operations	(1,206)	(3,522)
Investing activities—continuing operations	151,393	(26,946)
Investing activities—discontinued operations	(2,933)	(90)
Financing activities—continuing operations	(154,877)	(35,574)
Financing activities—discontinued operations	—	—
Effect of exchange rates on cash and cash equivalents	—	187

Net increase (decrease) in cash and cash equivalents	$49,133	$(31,790)

        Cash provided by operating activities from continuing operations was $34.2 million in fiscal 2009, a decline of $22.6 million from the comparable 2008 cash inflow. The principal causes of this decrease were payments totaling $40 million made in conjunction with the legal settlement with TX HHSC and Accenture in December 2008, offset by the receipt of $18.8 million of insurance recoveries and the consequent tax effects of these transactions.

        In 2009, cash used in investing activities was $26.9 million for continuing operations, compared to cash provided by investing activities of $151.4 million in 2008. The fiscal 2008 cash inflow was primarily driven by the sale of $126.2 million of marketable securities, representing the entire balance held by the Company at the beginning of the year, $37.7 million from the disposition of the Company's Systems businesses, and $5.9 million from the sale of a building, offset by $3.1 million of cash outflow from the purchase of a business in the United Kingdom. There were no similar transactions of significance in 2009. The balance of the difference is driven principally by an increase in acquisitions of capital assets as the result of contract expansions in the United Kingdom and Australia and installation of an ERP system for internal use in the United States.

        Cash used in financing activities in 2009 was $35.6 million. This balance consisted of $30 million for the repurchase of the Company's common stock, $8.1 million of dividends paid and $0.4 million of principal payments on capital leases, offset by $2.9 million of cash inflows related to employee stock transactions. Cash used in financing activities in 2008 was $154.9 million, consisting of repurchases of common stock of $164.5 million, $7.8 million of dividends paid and $1.6 million of principal payments on capital leases, offset by a price adjustment under the Accelerated Share Repurchase agreement of $13.9 million and $5.1 million relating to employee stock transactions. Details of the Company's share repurchase activity is set forth in "Note 13. Shareholders'Equity".

  Repurchases of the Company's common stock

        On November 14, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of the Company's outstanding common stock under an Accelerated Share Repurchase ("ASR") program. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. The counter-party purchased an equivalent number of shares in the open market over the nine-month period ending August 15, 2008. Pursuant to the ASR agreement, at its completion the Company's initial price under the ASR agreement was adjusted down based on the volume-weighted average price ("VWAP") of the Company's stock during this period. Such adjustment could be settled in cash or stock at the Company's discretion. On July 11, 2008, the counter-party completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of $13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to common stock in the full amount of $13.9 million.

        Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management's discretion, of up to an aggregate of $75.0 million of the Company's common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company's common stock. Under the resolution, the Company acquired and retired 1,314,290 shares at an average price of $33.56 per share for $44.1 million. At September 30, 2009, $56.7 million remained available for future stock repurchases under the resolution. As of November 17, 2009, the Company has repurchased 25,400 common shares at a cost of $1.1 million during the first quarter of fiscal 2010.

        In total, the Company repurchased 4,145,057 common shares at a cost of $164.5 million and 927,690 shares at a cost of $30.0 million in 2008 and 2009, respectively. The Company did not repurchase any shares in 2007.

  Credit arrangements

        On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company's behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company's current indebtedness, to repurchase shares of the Company's capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At September 30, 2009, letters of credit totaling $10.3 million were outstanding under the credit facility.

        The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collaterized.

        The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2009. The Company's obligations under the Credit Facility are guaranteed by certain of the Company's direct and indirect subsidiaries (collectively, the "Guarantors") and are secured by substantially all of MAXIMUS' and the Guarantors' present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

  Other

        Our working capital at September 30, 2008 and 2009 was $150.0 million and $164.6 million, respectively. At September 30, 2009, we had cash and cash equivalents of $87.8 million and no debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company's common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

        Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2009, $8.2 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

        On October 9, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2009 to shareholders of record on November 13, 2009. Based on the number of shares outstanding, the payment will be approximately $2.1 million.

        We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Off-balance sheet arrangements

        We believe that we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements.

Effects of Inflation

        As measured by revenue, approximately 31% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 2% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

        We believe that we do not have material off-balance-sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

        We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

        Revenue Recognition.    In fiscal 2009, approximately 66% of our total revenue was derived from state and local government agencies; 9% from federal government agencies; 17% from foreign customers; and 8% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee ("cost-plus"); and (4) time and materials. Also, some contracts contain "not-to-exceed" provisions. Of the contracts with "not-to-exceed" provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2009, revenue from fixed-price contracts was approximately 27% of total revenue; revenue from performance-based contracts was approximately 40% of total revenue; revenue from cost-plus contracts was approximately 31% of total revenue; and revenue from time and materials contracts was approximately 2% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

        We recognize revenue on general service arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

        We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known.

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

        Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our management uses its judgment and experience to estimate cost of revenue expected on projects. Our management's ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our management's estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the customer.

        We also license software under license agreements. Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred and classified as deferred revenue in the accompanying consolidated balance sheets. The Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable.

        Impairment of Goodwill.    Goodwill is typically obtained by the Company as a result of business combinations. Goodwill represents the difference between the consideration paid in acquiring the business, including those costs directly incurred as a result of the acquisition, and the fair value of the identifiable net assets acquired.

        Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate the discounted cash flow results. When a portion of a reporting unit is disposed of, goodwill is allocated to using the relative fair value method for purposes of identifying the gain or loss on disposal. In addition, a goodwill impairment test is performed for the remaining portion of the reporting unit.

        The Company performs its annual impairment test as of July 1st of each year. Based on the analysis performed as of July 1, 2009, the Company determined that there had been no impairment of goodwill. Following the decision to sell the ERP division, the Company allocated the goodwill held by the Consulting segment between the ERP division and the remaining Consulting segment, based upon a relative fair value methodology. Fair value was determined using both a discounted cash flow and comparative market multiple approach based upon data available at September 30, 2009. The Company performed goodwill impairment tests over the ERP division and the remaining Consulting segment as of September 30, 2009. The Company recorded a $1.2 million goodwill impairment charge related to the ERP division, which is reflected in the loss on disposal of discontinued operations for the year ended September 30, 2009.

        Capitalized Software Development Costs.    Software development costs are capitalized and amortized using different methodologies, depending upon the intended use of the asset.

        All of the software development costs included within continuing operations relate to software which is intended to be used by the Company. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years.

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

        Legal and Settlement Expense (Recovery), Net.    Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

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

        Since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The cumulative effect of this change in accounting policy was an increase in the liability for unrecognized tax benefits of $0.4 million, which was accounted for as a decrease in the October 1, 2007 balance of retained earnings on our consolidated balance sheet.

        As of September 30, 2009, the Company had $5.2 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. Evaluating the net operating loss carryforwards requires us to make certain estimates, which we believe are reasonable. In the event that actual circumstances differ from management's estimates, or to the extent that these estimates are adjusted in the future, any changes to the valuation allowance could be material.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We believe that our exposure to market risk related to the effect of changes in interest rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

        The Company is exposed to foreign exchange fluctuations in the Australian Dollar, Canadian Dollar, British Pound and Israeli Shekel. During the year ended September 30, 2009, the Company earned approximately 17% of revenues and 12% of operating income from foreign subsidiaries. At September 30, 2009, approximately 22% of the Company's assets are held by foreign subsidiaries. The Company mitigates its foreign exchange risks through maintaining sufficient capital within its foreign subsidiaries to support the short-term and long-term capital requirements of these businesses. The Company's foreign subsidiaries typically incur costs in the same currency as they earn revenues, thus limiting the Company's exposure to unexpected expenditures. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries.

ITEM 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

        We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2008 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 17, 2009

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$119,605	$87,815
Restricted cash	2,736	3,919
Accounts receivable—billed, net	119,712	132,058
Accounts receivable—unbilled	9,166	16,706
Current portion of note receivable	746	736
Deferred income taxes	21,901	5,389
Due from insurance carrier	12,500	—
Prepaid income taxes	—	7,501
Prepaid expenses and other current assets	7,820	19,749
Current assets of discontinued operations	26,909	18,238

Total current assets	321,095	292,111
Property and equipment, net	33,721	45,286
Capitalized software, net	14,125	18,969
Deferred contract costs, net	5,324	8,206
Goodwill	59,459	61,029
Intangible assets, net	3,699	2,455
Note receivable	1,338	—
Deferred income taxes	10,933	1,239
Other assets	3,785	3,939
Noncurrent assets of discontinued operations	1,475	—

Total assets	$454,954	$433,234

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,612	$44,368
Accrued compensation and benefits	25,610	31,713
Current portion of deferred revenue	15,958	22,177
Current portion of income taxes payable	12,661	—
Current portion of capital lease obligations	417	—
Other accrued liabilities	53,892	15,083
Current liabilities of discontinued operations	19,979	14,124

Total current liabilities	171,129	127,465
Deferred revenue, less current portion	6,502	6,527
Income taxes payable, less current portion	1,617	1,871
Deferred income taxes	—	243

Total liabilities	179,248	136,106
Commitments and contingencies (Notes 10 and 14)
Shareholders' equity:
Common stock, no par value; 60,000,000 shares authorized; 26,937,498 and 27,161,849 shares issued and 18,302,368 and 17,599,029 outstanding at September 30, 2008 and September 30, 2009, at stated amount, respectively	328,323	338,739
Treasury stock, at cost; 8,635,130 and 9,562,820 shares at September 30, 2008 and September 30, 2009, respectively	(289,103)	(319,149)
Accumulated other comprehensive income	5,536	8,268
Retained earnings	230,950	269,270

Total shareholders' equity	275,706	297,128

Total liabilities and shareholders' equity	$454,954	433,234

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended September 30,
	2007	2008	2009
Revenue	$583,020	$693,663	$717,299
Cost of revenue	448,151	504,641	525,032

Gross profit	134,869	189,022	192,267
Selling, general and administrative expenses	97,930	107,986	106,723
Gain on sale of building	—	3,938	—
Gain on sale of business	451	—	—
Legal and settlement expense (recovery) (Note 20)	44,438	38,358	(4,271)

Operating income (loss) from continuing operations	(7,048)	46,616	89,815
Interest and other income, net	5,804	2,423	145

Income (loss) from continuing operations before income taxes	(1,244)	49,039	89,960
Provision for income taxes	9,649	19,221	35,377

Income (loss) from continuing operations	(10,893)	29,818	54,583
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	2,638	(17,506)	(6,476)
Loss on disposal	—	(5,635)	(1,567)

Income (loss) from discontinued operations	2,638	(23,141)	(8,043)

Net income (loss)	$(8,255)	$6,677	$46,540

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.50)	$1.56	$3.11
Income (loss) from discontinued operations	0.12	(1.21)	(0.46)

Basic earnings (loss) per share	$(0.38)	$0.35	$2.65

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.50)	$1.54	$3.05
Income (loss) from discontinued operations	0.12	(1.19)	(0.45)

Diluted earnings (loss) per share	$(0.38)	$0.35	$2.60

Dividends per share	$0.40	$0.40	$0.46

Weighted average shares outstanding:
Basic	21,870	19,060	17,570

Diluted	21,870	19,305	17,886

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Shareholders' Equity
Balance at September 30, 2006	21,545	$280,986	$(916)	$249,466	$(124,637)	$404,899
Net income	—	—	—	(8,255)	—	(8,255)
Foreign currency translation	—	—	2,646	—	—	2,646

Comprehensive income						(5,609)
Employee stock transactions	649	12,953	—	—	—	12,953
Cash dividends	—	—	—	(8,750)	—	(8,750)
Non-cash equity based compensation	—	3,829	—	—	—	3,829
Tax benefit due to option exercises	—	2,078	—	—	—	2,078

Balance at September 30, 2007 as previously reported	22,194	299,846	1,730	232,461	(124,637)	409,400
Cumulative impact of the adoption of new accounting standards (see "Note 12. Income Taxes")	—	—	—	(390)	—	(390)

Balance at September 30, 2007, adjusted	22,194	299,846	1,730	232,071	(124,637)	409,010
Net income	—	—	—	6,677	—	6,677
Foreign currency translation	—	—	3,806	—	—	3,806

Comprehensive income						10,483
Employee stock transactions	253	4,422	—	—	—	4,422
Cash dividends	—	—	—	(7,798)	—	(7,798)
Repurchases of common stock	(4,145)	—	—	—	(164,466)	(164,466)
Price adjustment under Accelerated Share Repurchase agreement	—	13,903	—	—	—	13,903
Non-cash equity based compensation	—	9,463	—	—	—	9,463
Tax benefit due to option exercises	—	689	—	—	—	689

Balance at September 30, 2008, adjusted	18,302	328,323	5,536	230,950	(289,103)	275,706
Net income	—	—	—	46,540	—	46,540
Foreign currency translation	—	—	2,732	—	—	2,732

Comprehensive income						49,272
Employee stock transactions	225	2,292	—	—	—	2,292
Cash dividends	—	—	—	(8,054)	—	(8,054)
Repurchases of common stock	(928)	—	—	—	(30,046)	(30,046)
Dividends on RSUs	—	166	—	(166)	—	—
Non-cash equity based compensation	—	7,307	—	—	—	7,307
Tax benefit due to option exercises	—	651	—	—	—	651

Balance at September 30, 2009	17,599	$338,739	$8,268	$269,270	$(319,149)	$297,128

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(8,255)	$6,677	$46,540
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(2,638)	23,141	8,043
Depreciation	9,534	8,845	8,882
Amortization	2,450	3,396	3,350
Deferred income taxes	(12,598)	(28,851)	26,719
Gain on sale of business	(451)	—	—
Gain on sale of building	—	(3,938)	—
Gain on sale of fixed assets	—	—	(51)
Deferred interest income on note receivable	—	147	376
Non-cash equity based compensation	3,962	9,123	7,307
Changes in assets and liabilities, net of effects from divestitures:
Accounts receivable—billed	(4,125)	(13,458)	(12,040)
Accounts receivable—unbilled	1,338	2,516	(7,649)
Due from insurance carrier	—	(12,500)	12,500
Prepaid expenses and other current assets	(143)	(1,207)	(11,801)
Deferred contract costs	3,049	2,792	(2,882)
Other assets	4,375	(1,250)	(824)
Accounts payable	358	266	1,855
Accrued compensation and benefits	3,815	2,422	5,476
Deferred revenue	2,267	(90)	5,820
Income taxes	14,490	11,223	(20,751)
Other liabilities	1,167	47,502	(36,715)

Cash provided by operating activities—continuing operations	18,595	56,756	34,155
Cash provided by (used in) operating activities—discontinued operations	32,595	(1,206)	(3,522)

Cash provided by operating activities	51,190	55,550	30,633
Cash flows from investing activities:
Proceeds (payments) from sales of discontinued operations, net of transaction costs	—	37,678	(1,626)
Proceeds from sale of business, net of transaction costs	1,871	—	—
Proceeds from sale of building, net of transaction costs	—	5,929	—
Acquisition of business, net of cash acquired	—	(3,150)	(406)
Proceeds from note receivable	—	237	972
Purchases of property and equipment	(12,152)	(10,380)	(19,694)
Capitalized software costs	(2,350)	(5,131)	(6,888)
(Increase) decrease in marketable securities	(8,895)	126,210	—
Proceeds from sale of equipment	—	—	696

Cash provided by (used in) investing activities—continuing operations	(21,526)	151,393	(26,946)
Cash used in investing activities—discontinued operations	(3,328)	(2,933)	(90)

Cash provided by (used in) investing activities	(24,854)	148,460	(27,036)
Cash flows from financing activities:
Employee stock transactions	12,953	4,422	2,292
Repurchases of common stock	—	(164,466)	(30,046)
Price adjustment under Accelerated Share Repurchase agreement	—	13,903	—
Payments on capital lease obligations	(1,690)	(1,627)	(417)
Tax benefit due to option exercises and restricted stock units vesting	2,078	689	651
Cash dividends paid	(8,750)	(7,798)	(8,054)

Cash provided by (used in) financing activities—continuing operations	4,591	(154,877)	(35,574)
Cash provided by financing activities—discontinued operations	—	—	—

Cash provided by (used in) financing activities	4,591	(154,877)	(35,574)

Effect of exchange rate changes on cash	—	—	187

Net increase (decrease) in cash and cash equivalents	30,927	49,133	(31,790)
Cash and cash equivalents, beginning of period	39,545	70,472	119,605

Cash and cash equivalents, end of period	$70,472	$119,605	$87,815

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies

  (a) Description of Business

        MAXIMUS, Inc. (the "Company" or "we") provides operations program management and consulting services primarily to government and government agencies in the United States and to foreign governments. The Company conducts its operations through two business segments: Operations and Consulting. The Operations Segment provides a variety of program management services, primarily the delivery of administrative services for government health and human service programs. The Consulting Segment provides specialized financial consulting services such as assisting states, local agencies, and schools in obtaining federal funding reimbursements for their programs, and implementing cost reductions strategies, as well as providing technical services and software products.

        Other than disclosed in Note 2, the Notes to Consolidated Financial Statements reflect operating results from continuing operations.

        The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 15%, 17%, and 17% of total revenue for the years ended September 30, 2007, 2008 and 2009, respectively.

  (b) Principles of Consolidation

        The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. In addition to the Company's wholly owned subsidiaries, the financial statements as of and for the fiscal years ended September 30, 2007, 2008 and 2009 include a majority (55%) owned international subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Revenue Recognition

        In fiscal 2009, approximately 66% of our total revenue was derived from state and local government agencies; 9% from federal government agencies; 17% from foreign customers; and 8% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee ("cost-plus"); and (4) time and materials. Also, some contracts contain "not-to-exceed" provisions. Of the contracts with "not-to-exceed" provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2009, revenue from fixed-price contracts was approximately 27% of total revenue; revenue from performance-based contracts was approximately 40% of total revenue; revenue from cost-plus contracts was approximately 31% of total revenue; and revenue from time and materials contracts was approximately 2% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

        We recognize revenue on general service arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

        We recognize revenue on fixed-priced contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known.

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

        Our most significant expense is cost of revenue, which consists primarily of project-related costs such as employee salaries and benefits, subcontractors, computer equipment and travel expenses. Our management uses its judgment and experience to estimate cost of revenue expected on projects. Our management's ability to accurately predict personnel requirements, salaries and other costs as well as to effectively manage a project or achieve certain levels of performance can have a significant impact on the gross margins related to our fixed-price, performance-based and time and materials contracts. If actual costs are higher than our management's estimates, profitability may be adversely affected. Service cost variability has little impact on cost-plus arrangements because allowable costs are reimbursed by the customer.

        We also license software under license agreements. Software license revenue is recognized when a customer enters into a non-cancelable license agreement, the software product has been delivered, there are no uncertainties surrounding product acceptance, there are no significant future performance obligations, the license fees are fixed or determinable and collection of the license fee is considered probable. Amounts received in advance of meeting these criteria are deferred and classified as deferred revenue in the accompanying consolidated balance sheets. The Company determines the value of the software component of its multiple-element arrangements using the residual method as vendor specific objective evidence ("VSOE") of fair value exists for the undelivered elements such as the support and maintenance agreements and related implementation and training services, but not for all delivered elements such as the software itself. The residual method requires revenue to be allocated to the undelivered elements based on the fair value of such elements, as indicated by VSOE. VSOE is based on the price charged when the element is sold separately. Maintenance and post-contract customer support revenue are recognized ratably over the term of the related agreements, which in most cases is

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

one year. Revenue from software-related consulting services under time and material contracts and for training is recognized as services are performed. Revenue from other software-related contract services requiring significant modification or customization of software is recognized under the percentage-of-completion method.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable.

  (d) Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

  (e) Restricted Cash

        Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

  (f) Accounts Receivable and Allowance for Doubtful Accounts

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

  (g) Property and Equipment

        Property and equipment is stated at cost and depreciated using the straight-line method based on estimated useful lives not to exceed 39.5 years for the Company's buildings and between three and seven years for office furniture and equipment. Leasehold improvements are amortized over their useful life or the remaining term of the lease, whichever is shorter.

  (h) Software Development Costs

        Software development costs are capitalized and amortized using different methodologies, depending upon the intended use of the asset.

        All of the software development costs included within continuing operations relate to software which is intended to be used by the Company. Direct costs of time and material incurred for the

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years.

  (i) Deferred Contract Costs

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

  (j) Goodwill and Intangible Assets

        Goodwill is typically obtained by the Company as a result of business combinations. Goodwill represents the difference between the consideration paid in acquiring the business, including those costs directly incurred as a result of the acquisition, and the fair value of the identifiable net assets acquired.

        Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate the discounted cash flow results. When a portion of a reporting unit is disposed of, goodwill is allocated using the relative fair value method for purposes of calculating the gain or loss on disposal. In addition, a goodwill impairment test is performed for the remaining portion of the reporting unit.

        The Company performs its annual impairment test as of July 1st of each year. Based on the analysis performed as of July 1, 2009, the Company determined that there had been no impairment of goodwill. Following the decision to sell the ERP division, the Company allocated the goodwill held by the Consulting segment between the ERP division and the remaining Consulting segment, based upon a relative fair value methodology. Fair value was determined using both a discounted cash flow and comparative market multiple approach based upon data available at September 30, 2009. The Company performed goodwill impairment tests over the ERP division and the remaining Consulting segment as of September 30, 2009. The Company recorded a $1.2 million goodwill impairment charge related to the ERP division, which is reflected in the loss on disposal of discontinued operations for the year ended September 30, 2009.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

        Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized over one to ten years, based on their estimated useful lives.

  (k) Long-Lived Assets (excluding Goodwill)

        The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated and a determination is made that the fair value of the asset is less than its book value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2009 are fully realizable.

  (l) Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. As of September 30, 2009, the Company had $5.2 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. Evaluating the net operating loss carryforwards requires us to make certain estimates relating to the future operating results and cash flows to assess the valuation of the deferred tax assets.

        Since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The cumulative effect of this change in accounting policy was an increase in the liability for unrecognized tax benefits of $0.4 million, which was accounted for as a decrease in the October 1, 2007 balance of retained earnings on our consolidated balance sheet.

  (m) Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes in the balances of the items that are reported directly as separate components of shareholder's equity. Comprehensive income (loss) includes net income plus changes in the net unrealized gain (loss) on investments, net of taxes, and changes in cumulative foreign currency translation adjustments.

  (n) Foreign Currency

        The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income (loss) on the consolidated balance sheet. For the years ended September 30, 2007, 2008, and 2009, accumulated foreign currency gains (losses) included in accumulated other comprehensive income (loss) were

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

$2,646,000, $3,806,000 and $2,723,000, respectively. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were $(194,000), $157,000 and $178,000 for the years ended September 30, 2007, 2008 and 2009, respectively.

  (o) Earnings per Share

        The Company presents both basic and diluted earnings per share on the face of the Consolidated Statements of Operations.

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

  (p) Fair Value of Financial Instruments

        The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at September 30, 2008 and 2009.

  (q) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by the Company include estimates of profits or loss on contracts in process, estimates of collectability of receivables, evaluation of asset impairment and accrual of estimated liabilities.

  (r) Legal and Settlement Expense (Recovery), Net

        Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

  (s) Reclassifications

        Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications include the qualification of our Enterprise Resource Performance (ERP) division as discontinued operations. We reclassified our consolidated balance sheet as of September 30, 2008 to show the assets and liabilities of the ERP division as discontinued operations. We also reclassified our

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

1. Business and Summary of Significant Accounting Policies (Continued)

consolidated statements of operations and statements of cash flows for the years ended September 30, 2007 and 2008 to show the results of this division as discontinued operations.

  (t) Contingencies

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

2. Discontinued Operations

        The Company has classified the results of the following divisions within discontinued operations: Enterprise Resource Planning (ERP), Security Solutions, Justice Solutions, Education Systems and Asset Solutions. The results of these divisions were previously reported within the Company's Systems segment. Following the sale of the other divisions in 2008, the results of the ERP division was reported within the Company's Consulting segment.

        The Company has classified the results of its Unison MAXIMUS, Inc. subsidiary (Unison) within discontinued operations. Unison's results were previously reported within the Company's Operating Segment.

        The associated financial position, results of operations, and cash flows of these businesses are reported separately for all periods presented.

  Enterprise Resource Planning (ERP)

        In September 2009, the Company committed to a sale of its ERP business. We are actively pursuing a buyer and expect to complete this sale by the end of the 2010 fiscal year. The Company has recorded a loss of $1.3 million as of September 30, 2009 relating to the impairment of long-term fixed assets and goodwill of this business.

        In fiscal 2008, this division also recorded a loss of $7.6 million relating to goodwill. In fiscal 2009, the division recorded a charge of $14.3 million attributable to a fixed price ERP contract. These charges are included in losses from discontinued operations.

  Security Solutions

        On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million.

  Unison MAXIMUS, Inc.

        On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the management team who are shareholders of the buyer. The Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain and deferred interest of $4.6 million is reflected as a deduction from the note receivable on the consolidated balance sheet as of September 30, 2009.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

2. Discontinued Operations (Continued)

  Justice Solutions, Education Systems and Asset Solutions

        On September 30, 2008, the Company sold its Justice Solutions, Education Systems, and Asset Solutions divisions, which were previously reported as part of its Systems Segment. At that time, the Company recognized a pre-tax loss of $12.2 million, subject to adjustment for purchase price adjustments and estimated transaction costs. During fiscal 2009, the Company reached a final settlement with the purchaser, resulting in a pre-tax gain of $0.7 million.

        The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2007	2008	2009
Revenue	$155,626	$137,002	$32,202
Income (loss) from operations before income taxes	$4,362	$(28,920)	$(10,704)
Provision (benefit) for income taxes	1,724	(11,414)	(4,228)

Income (loss) from discontinued operations	$2,638	$(17,506)	$(6,476)

Loss on disposal before income taxes	$—	$(9,314)	$(686)
Provision (benefit) for income taxes	—	(3,679)	881

Loss on disposal	$—	$(5,635)	$(1,567)

Income (loss) from discontinued operations	$2,638	$(23,141)	$(8,043)

        The following table summarizes the carrying values of the assets and liabilities associated with discontinued operations included in the Consolidated Balance Sheets (in thousands):

	As of September 30, 2008	As of September 30, 2009
Accounts receivable—billed	$9,299	$6,677
Accounts receivable—unbilled	17,537	11,508
Prepaid expenses and other current assets	73	53

Current assets of discontinued operations	$26,909	$18,238

Property and equipment, net	$272	$—
Goodwill	1,200	—
Other assets, net	3	—

Noncurrent assets of discontinued operations	$1,475	$—

Accounts payable	$16,641	$6,199
Accrued compensation and benefits	1,798	930
Current portion of deferred revenue	1,540	—
Other accrued liabilities	—	6,995

Current liabilities of discontinued operations	$19,979	$14,124

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

3. Contract Receivables and Deferred Revenue

        Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable— unbilled	Deferred revenue
September 30, 2008:
Revenue	$643,844	$853,332
Billings	634,678	875,792

Total	$9,166	$22,460

September 30, 2009:
Revenue	$710,738	$1,559,320
Billings	694,032	1,588,024

Total	$16,706	$28,704

        Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2008 and 2009, there was $0.4 million and $1.5 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

        At September 30, 2008 and 2009, $2.2 million of billed long-term contract receivables, net of reserves of $0.6 million, are included in other assets.

        In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

        Changes in the reserves against billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2007	2008	2009
Balance at beginning of year	$5,383	$28,579	$5,493
Additions to cost and expense	25,579	4,158	1,486
Deductions	(2,383)	(27,244)	(1,167)

Balance at end of year	$28,579	$5,493	$5,812

        Deductions from reserves against billed accounts receivable in fiscal year 2008 of $27.2 million include $21.9 million related to the write-off of a fully-reserved account receivable due from Accenture. The write-off of the fully-reserved account receivable due from Accenture arose from the related settlement with Accenture in the fourth quarter of fiscal 2008.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

4. Property and Equipment

        Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2008	2009
Land	$1,800	$1,800
Building and improvements	11,041	11,318
Office furniture and equipment	60,928	79,382
Leasehold improvements	4,363	6,281

	78,132	98,781
Less: Accumulated depreciation and amortization	(44,411)	(53,495)

Total property and equipment, net	$33,721	$45,286

5. Software Development Costs

        Software development costs consist of the following (in thousands):

	As of September 30,
	2008	2009
Capitalized software development costs	$19,979	$26,475
Less: Accumulated amortization	(5,854)	(7,506)

Total Software development costs, net	$14,125	$18,969

        Capitalized software amortization expense for the years ended September 30, 2007, 2008 and 2009 was $1.2 million, $1.8 million, and $2.0 million respectively.

6. Deferred Contract Costs

        Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers totaling $30.9 million and $13.0 million at September 30, 2008 and 2009, respectively. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2008 and 2009, accumulated amortization of deferred contract costs was $25.6 million and $4.8 million, respectively.

        At September 30, 2008, the balance included $7.6 million of leased equipment assets, net of $7.2 million of accumulated amortization. The balance included no leased equipment at September 30, 2009.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

7. Goodwill and Intangible Assets

        Changes in goodwill for the years ended September 30, 2008 and 2009 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2007	$18,646	$33,030	$51,676
Goodwill activity during year related to acquisition	—	4,260	4,260
Foreign currency translation	—	3,523	3,523

Balance as of September 30, 2008	18,646	40,813	59,459
Goodwill activity during year related to acquisition	—	724	724
Foreign currency translation	—	846	846

Balance as of September 30, 2009	$18,646	$42,383	$61,029

        During the year ended September 30, 2008, the Company acquired 100% of the shares of Westcountry Training and Consultancy Services Limited. The transaction included additional purchase consideration contingent upon the attainment of certain business performance criteria. These criteria were attained in fiscal 2009 and the balance is expected to be paid to the seller during fiscal 2010.

        The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2008			As of September 30, 2009
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Non-competition agreements	$1,882	$1,844	$38	$—	$—	$—
Technology-based intangibles	3,370	2,909	461	3,370	3,370	—
Customer contracts and relationships	7,077	3,877	3,200	6,100	3,645	2,455

Total	$12,329	$8,630	$3,699	$9,470	$7,015	$2,455

        Intangible assets from acquisitions are amortized over a period of five to ten years. The weighted-average amortization periods for non-competition agreements, technology-based intangibles, and customer contracts and relationships are approximately five years, five years, and ten years, respectively. The weighted-average amortization period for total intangible assets is approximately six years. The amortization charge for the year ended September 30, 2009 was $1.4 million. The estimated amortization expense for the years ending September 30, 2010 and 2011 is $1.4 million and $1.0 million, respectively. Amortization expense in 2012, 2013 and 2014 is expected to be less than $0.1 million in total.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

8. Earnings (Loss) Per Share

        The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2007	2008	2009
Numerator:
Income (loss) from continuing operations	$(10,893)	$29,818	$54,583
Income (loss) from discontinued operations	2,638	(23,141)	(8,043)

Net income (loss)	$(8,255)	$6,677	$46,540

Denominator:
Weighted average shares outstanding	21,870	19,060	17,570
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	—	245	316

Denominator for diluted earnings per share	21,870	19,305	17,886

        In computing diluted loss per share for the years ended September 30, 2007, 2008 and 2009, 336,000, zero and 76,000 employee stock options were excluded from the computation of diluted loss per share as a result of their antidilutive effect.

9. Credit Facilities

        On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the "Credit Facility"). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company's behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company's current indebtedness, to repurchase shares of the Company's capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company.

        Subject to applicable conditions, the Company may elect interest rates on its revolving borrowings calculated by reference to (i) the prime lending rate as announced by SunTrust Bank (or, if higher, the federal funds effective rate plus 0.50%) (a "Base Rate Borrowing"), or (ii) the reserve adjusted rate per annum equal to the offered rate for deposits in U.S. dollars for a one (1), two (2), three (3) or six (6) month period in the London Inter-Bank Market (a "LIBOR Borrowing"), and, in each case, plus an applicable margin that is determined by reference to the Company's then-current leverage ratio. For swingline borrowings, the Company will pay interest at the rate of interest for a one (1) month LIBOR Borrowing, plus the applicable margin, or at a rate to be separately agreed upon by the Company and the administrative agent.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

9. Credit Facilities (Continued)

        At September 30, 2009, the Company had issued three letters of credit totaling $10.3 million. A letter of credit for $10 million may be called by a customer in the event that the Company defaults under the terms of a contract. The letter was renewed in March 2009 and expires in March 2010. Two letters of credit totaling $0.3 million have been issued in relation to the Company's insurance policies. These letters of credit expire in May 2010 and may be renewed annually thereafter.

        The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

        The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2009. The Company's obligations under the Credit Facility are guaranteed by certain of the Company's direct and indirect subsidiaries (collectively, the "Guarantors") and are secured by substantially all of MAXIMUS' and the Guarantors' present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

        At September 30, 2008 and 2009, the Company had performance bond commitments totaling $83.4 million and $71.1 million, respectively.

10. Leases

        The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2007, 2008, and 2009 was $21.0 million, $19.5 million, and $24.5 million respectively.

        Minimum future payments under leases in effect as of September 30, 2009 are as follows (in thousands):

Operating Leases
Year ended September 30,
2010	$27,747
2011	20,190
2012	15,864
2013	5,594
2014	2,005
Thereafter	3,219

Total minimum lease payments	$74,619

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

11. Employee Benefit Plans and Deferred Compensation

        The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2007, 2008, and 2009, the Company contributed $3.2 million, $3.9 million, and $3.2 million to the plans, respectively.

12. Income Taxes

        Since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The cumulative effect of this change in accounting policy was an increase in the liability for unrecognized tax benefits of $0.3 million, which was accounted for as a decrease in the October 1, 2007 balance of retained earnings on our consolidated balance sheet.

        The Company's net unrecognized tax benefits totaled $2.0 million and $1.9 million at September 30, 2008 and 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.9 million at September 30, 2009.

        It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.6 million within the next twelve months as a result of settlement of audit issues, expiration of statute of limitations and/or payment of uncertain tax liabilities, which could have an impact on the effective tax rate. The anticipated reversals are related to state tax items, none of which individually are significant.

        The Company recognizes and presents uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended September 30
	2008	2009
Balance at beginning of year	$2,439	$2,291
Additions based on tax positions related to the current year	79	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(85)	—
Lapse of statute of limitations	(142)	(68)
Settlements	—	(178)

Balance at end of year	$2,291	$2,045

        The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2003.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

12. Income Taxes (Continued)

        The Company has elected to report interest and penalties as a component of income tax expense. In the fiscal year ending September 30, 2009, the Company recognized interest expense relating to unrecognized tax benefits of less than $0.1 million. The net liability balance at September 30, 2008 and 2009 of $2.0 million and $1.9 million includes approximately $0.2 million and $0.3 million, respectively, of interest and penalties.

        The Company's provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2007	2008	2009
Current provision:
Federal	$16,576	$39,616	$5,442
State and local	3,745	5,637	1,198
Foreign	1,926	2,819	2,266

Total current provision	22,247	48,072	8,906

Deferred tax expense (benefit):
Federal	(10,994)	(25,573)	21,203
State and local	(2,337)	(4,633)	4,534
Foreign	733	1,355	734

Total deferred tax expense (benefit)	(12,598)	(28,851)	26,471

Income tax expense	$9,649	$19,221	$35,377

        The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2007	2008	2009
Federal income tax provision at statutory rate of 35%	$(435)	$17,164	$31,486
District of Columbia settlement	7,641	—	—
Valuation allowance on net operating loss carryforwards	2,069	—	(330)
Permanent items	594	886	512
Municipal interest	(1,833)	(264)	—
State income taxes, net of federal benefit	927	2,243	3,866
Reserve for state income tax audits	646	—	—
Other	40	(808)	(157)

Income tax expense	$9,649	$19,221	$35,377

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

12. Income Taxes (Continued)

        The significant items comprising the Company's deferred tax assets and liabilities as of September 30, 2008 and 2009 are as follows (in thousands):

	As of September 30,
	2008	2009
Deferred tax assets—current:
Costs deductible in future periods	$25,258	$6,823
Deferred revenue	6,910	8,043

Total deferred tax assets—current	32,168	14,866
Deferred tax liabilities—current:
Accounts receivable—unbilled	10,267	9,035
Other	—	442

Total deferred tax liabilities—current:	10,267	9,477

Net deferred tax asset (liability)—current	$21,901	$5,389

Deferred tax assets (liabilities)—non-current:
Non-cash equity compensation	$3,813	$4,432
Costs deductible in future periods	3,800	3,512
Net operating loss carryforwards	2,291	1,853
Valuation allowance on net operating loss carryforwards	(1,404)	(1,773)
Amortization of goodwill	3,666	1,591
Depreciation	(1,185)	(5,909)
Capitalized software	(354)	(3,779)
Deferred contract costs	1,398	177
Other	(1,092)	1,135

Net deferred tax asset (liability)—non-current	$10,933	$1,239

        We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have been previously paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distributions. As at September 30, 2009, the approximate amount of earnings from Foreign subsidiaries is $20.8 million. The amount of taxes that may be applicable on earnings planned to be reinvested indefinitely outside the United States is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

        As of September 30, 2009, the Company had $5.2 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.8 million has been established against the related deferred tax asset. These net operating loss carryforwards begin to expire at the end of fiscal 2013 through fiscal 2017.

        Cash paid for income taxes during the years ended September 30, 2007, 2008, and 2009 was $10.3 million, $23.8 million, and $24.1 million, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

12. Income Taxes (Continued)

        Approximately 90% of the Company's total goodwill is expected to be deductible for income tax purposes.

13. Shareholders' Equity

  Stock-Based Compensation

        The Company's Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company's common stock. At September 30, 2009, 1.6 million shares remained available for grants under the Company's stock plans. The Company typically issues new shares in satisfying its obligations under its stock plans.

        The Company previously granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of the Company's common stock at the date of grant and generally vest ratably over a period of four years. Options issued prior to fiscal 2005 expire ten years after date of grant; those issued since expire after six years. The Company has transitioned towards providing Restricted Stock Units rather than options and, accordingly, no options have been granted since 2008. For the fiscal years ended September 30, 2007, 2008, and 2009, compensation expense related to stock options was $0.8 million, $2.7 million, and $1.4 million, respectively.

        The Company issues Restricted Stock Units (RSUs) to officers, employees and directors of the Company under its 1997 Equity Incentive Plan ("Plan"). Generally, these RSUs vest ratably over six years with full vesting upon the sixth anniversary of the date of grant. The fair value of the RSUs, based on the Company's stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2007, 2008 and 2009, compensation expense recognized related to RSUs was $3.1 million, $6.8 million and $5.9 million, respectively.

        In calculating stock-based compensation cost, the Company takes into account the expected fair value of the awards to be granted to employees and recognizes this over the service period. The methodology for calculating fair value of stock options typically utilizes the Black-Scholes method. The valuation of RSUs is based upon the share price on the day of grant. The Company considers the effect of estimated forfeitures and adjusts for changes in these estimates over the life of each grant. Stock-based compensation was $3.8 million, $9.5 million and $7.3 million for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

        During the first quarter of fiscal 2008, the Company identified an error in prior periods in recorded stock-based compensation expense related to stock options and RSUs. The error was due, in part, to how the software used by the Company applied estimated forfeiture rates to fully vested stock options and RSUs. The impact was to underestimate stock compensation expense by $1.1 million in each of fiscal 2006 and 2007. The Company corrected this error by recording additional stock compensation expense of $2.2 million in the first quarter of fiscal 2008.

        The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.1 million, $3.8 million and $2.9 million for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

13. Shareholders' Equity (Continued)

        The weighted average fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing method with the following assumptions for the fiscal years ended September 30, 2007 and 2008:

	2007	2008
Dividend yield	1.5%	0.9%
Risk-free interest rate	4.5%	4.1%
Expected volatility	37%	33%
Expected life of option term (in years)	4.3	4.3
Weighted average fair value at grant date	$8.71	$14.12

        The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

        A summary of the Company's stock option activity for the year ended September 30, 2009, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2008	1,148,492	$30.24
Exercised	(156,846)	29.83
Forfeited or expired	(35,389)	30.39

Outstanding at September 30, 2009	956,257	$32.27
Exercisable at September 30, 2009	832,495	$32.11

        The intrinsic value of exercisable stock options at September 30, 2009, was $8.5 million with a weighted average remaining life of 2.6 years.

        The following table summarizes information pertaining to the stock options vested and exercised for the years presented:

	Year ended September 30,
	2007	2008	2009
Aggregate fair value of all stock options vesting	$8,900	$3,300	1,735
Aggregate intrinsic value of all stock options exercised	7,300	2,000	1,752

        The following table provides certain information with respect to stock options outstanding at September 30, 2009:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$19.88-$46.20	956,257	32.27	2.62

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

13. Shareholders' Equity (Continued)

        The following table provides certain information with respect to stock options exercisable at September 30, 2009:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$19.88-$46.20	832,495	$32.11

        A summary of the Company's RSU activity for the year ended September 30, 2009, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2008	488,528	$33.80
Granted	334,920	30.53
Vested	(154,190)	33.16
Forfeited	(29,793)	33.70

Non-vested shares outstanding at September 30, 2009	639,465	$33.38

        As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $0.8 million and $14.8 million, respectively. This charge is expected to be realized over 2.0 years for stock options and 5.5 years for RSUs.

        Cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options and RSUs (excess tax benefits) are classified as financing cash flows.

  Employee Stock Purchase Plan

        The Company previously offered an employee stock purchase plan (ESPP) that allowed eligible employees to purchase shares of the Company's common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP was terminated in fiscal 2007 with 6,838 shares of common stock being acquired at an average price of $29.24. No expense was recorded relating to the ESPP.

  Stock Repurchase Programs

        On November 14, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $150.0 million of the Company's outstanding common stock under an Accelerated Share Repurchase ("ASR") program. Under the ASR agreement, the Company acquired and retired 3,758,457 shares at an initial price of $39.91 per share for $150.0 million plus fees of approximately $0.4 million. The counter-party purchased an equivalent number of shares in the open market over the nine-month period ended August 15, 2008. Pursuant to the ASR agreement, at its completion the Company's initial price under the ASR agreement was adjusted down based on the volume-weighted average price ("VWAP") of the Company's stock during this period. Such adjustment could be settled in cash or stock at the Company's discretion. On July 11, 2008, the counter-party completed the purchase of shares in the open market, and the Company elected to receive the price adjustment of

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

13. Shareholders' Equity (Continued)

$13.9 million in cash. In the fourth quarter of fiscal 2008, this receipt of cash was recorded as a decrease to common stock in the full amount of $13.9 million.

        Under a resolution adopted in July 2008, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $75.0 million of the Company's common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company's common stock. Under the resolution, the Company acquired and retired 1,314,290 shares at an average price of $33.56 per share for $44.1 million. At September 30, 2009, $56.7 million remained available for future stock repurchases under the resolution. As of November 17, 2009, the Company has acquired 25,400 common shares at a cost of $1.1 million during the first quarter of fiscal 2010.

        In total, the Company repurchased 4,145,057 common shares at a cost of $164.5 million and 927,690 shares at a cost of $30.0 million in 2008 and 2009, respectively. The Company did not repurchase any shares in 2007.

14. Commitments and Contingencies

  Litigation

        The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

        (a)   In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission ("HHSC") entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company's primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

        (b)   In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State's criminal justice information system. The State claims that MAXIMUS breached its contract and also alleges negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS has sued its primary subcontractor on the effort (ATS Corporation) which abandoned the project before completing its obligations. Although the State did not specify damages in its complaint, it demanded payment of alleged damages of approximately $6.2 million in a letter sent to the Company in September 2007. The Company denies that it breached its contract with the State. The Company cannot predict the outcome of the legal proceedings or any settlement negotiations or the impact they may have on the Company's operating results or financial condition.

        (c)   In March 2009, a state Medicaid agency asserted a claim against MAXIMUS in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

14. Commitments and Contingencies (Continued)

Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the Federal government. No legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the Federal government. However, the Company's agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009, MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract. No additional charges have been recorded since then. MAXIMUS has exited the Federal healthcare claiming business and no longer provides the services at issue in this matter.

        (d)   In July 2009 the District of Columbia ("District") initiated a civil action against MAXIMUS in the Superior Court of the District of Columbia, Civil Division. The District alleged violations of the District's False Claims Act ("Act"), fraud and unjust enrichment arising from the Company's preparation and submission of federal Medicaid reimbursement claims on behalf of the District. The District was seeking treble its actual damages plus a penalty of $10,000 per claim as provided under the Act. MAXIMUS previously settled a Federal investigation and related whistleblower lawsuit concerning these same activities in 2007. In connection with that settlement, MAXIMUS entered into a two-year Deferred Prosecution Agreement ("DPA"), a five-year Corporate Integrity Agreement ("CIA") and paid a settlement of $30.5 million. The DPA has since expired by its terms and the CIA has been suspended in light of the Company's exit from the Federal health care claiming business. The District was, in fact, a named party in the prior whistleblower lawsuit that was dismissed with prejudice, and MAXIMUS believes that the District's claims are barred. In October 2009, the District voluntarily dismissed the matter without prejudice.

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

        For the years ended September 30, 2007, 2008, and 2009, the Company derived approximately 18%, 16% and 11% respectively, of its consolidated revenue from contracts with the State of California, principally within our Operations Segment.

        For the years ended September 30, 2007, 2008 and 2009, the Company derived approximately 10%, 15% and 18% respectively, of its consolidated revenue from contracts with the State of Texas, principally within our Operations Segment.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

16. Business Segments

        The following table provides certain financial information for each business segment (in thousands).

	2007	2008	2009
Revenue:
Operations	$507,486	$629,226	$659,204
Consulting	75,534	64,437	58,095

Total	$583,020	$693,663	$717,299
Gross Profit:
Operations	$102,886	$163,308	$169,749
Consulting	31,983	25,714	22,518

Total	$134,869	$189,022	$192,267

Selling, General and Administrative expense:
Operations	$68,996	$79,439	$85,944
Consulting	28,397	26,623	19,866
Corporate / Other	537	1,924	913

Total	$97,930	$107,986	$106,723

Operating income (loss) from continuing operations (before income taxes):
Operations	$33,890	$83,869	$83,805
Consulting	3,586	(909)	2,652
Consolidating adjustments	(537)	(1,924)	(913)
Gain on sale of business	451	—	—
Gain on sale of building	—	3,938	—
Legal and settlement expense (recovery), net	44,438	38,358	(4,271)

Total	$(7,048)	$46,616	$89,815

Identifiable assets:
Operations	$183,552	$218,714	$210,646
Consulting	65,308	41,231	45,228
Corporate / Other	315,604	195,009	177,360

Total	$564,464	$454,954	$433,234

Depreciation and amortization:
Operations	$8,779	$9,678	$9,546
Consulting	1,430	992	844
Corporate / Other	1,775	1,571	1,842

Total	$11,984	$12,241	$12,232

        Revenue from foreign operations was $88.0 million, $121.2 million and $119.1 million for fiscal years 2007, 2008, and 2009, respectively. Total assets of foreign operations were $79.9 million and $94.6 million at September 30, 2008 and 2009, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

17. Quarterly Information (Unaudited)

        Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2008 and 2009. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company's management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

        Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008
	(In thousands, except per share data)
Fiscal Year 2008
Revenue:
Operations	$146,807	$160,982	$157,917	$163,520
Consulting	17,314	15,342	17,833	13,948

Total revenue	164,121	176,324	175,750	177,468
Gross profit	42,489	47,746	49,174	49,613
Selling, general and administrative expenses	24,914	26,885	27,018	29,169
Operating income (loss) from continuing operations:
Operations	17,429	22,295	22,316	21,829
Consulting	526	(1,016)	431	(850)
Consolidating adjustments	(380)	(418)	(591)	(535)
Gain on sale of building	—	—	3,938	—
Legal and settlement expense	—	931	700	36,727

Operating income (loss) from continuing operations	17,575	19,930	25,394	(16,283)
Discontinued operations, net of income taxes
Loss from discontinued operations	(652)	(2,506)	(6,599)	(7,749)
Gain (loss) on disposal	—	—	1,726	(7,361)

Loss from discontinued operations	(652)	(2,506)	(4,873)	(15,110)
Net income (loss)	$10,605	$9,627	$11,405	$(24,960)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.55	$0.65	$0.87	$(0.53)
Loss from discontinued operations	(0.03)	(0.13)	(0.26)	(0.82)

Basic earnings (loss) per share	$0.52	$0.52	$0.61	$(1.35)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.54	$0.65	$0.86	$(0.53)
Loss from discontinued operations	(0.03)	(0.14)	(0.25)	(0.82)

Diluted earnings (loss) per share	$0.51	$0.51	$0.61	$(1.35)

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

17. Quarterly Information (Unaudited) (Continued)

	Quarter Ended
	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
	(In thousands, except per share data)
Fiscal Year 2009
Revenue:
Operations	$156,338	$155,626	$165,522	$181,718
Consulting	13,372	21,532	10,871	12,320

Total revenue	169,710	177,158	176,393	194,038
Gross profit	46,904	46,534	48,352	50,477
Selling, general and administrative expenses	26,414	26,714	27,017	26,578
Operating income from continuing operations:
Operations	21,027	19,663	19,127	23,988
Consulting	(302)	512	2,252	190
Consolidating adjustments	(235)	(355)	(44)	(279)
Legal and settlement expense (recovery), net	—	368	(4,829)	190

Operating income from continuing operations	20,490	19,452	26,164	23,709
Discontinued operations, net of income taxes
Loss from discontinued operations	(485)	(763)	(924)	(4,304)
Loss on disposal	(5)	—	—	(1,562)

Loss from discontinued operations	(490)	(763)	(924)	(5,866)
Net income	$11,963	$11,027	$14,983	$8,567
Basic earnings (loss) per share:
Income from continuing operations	$0.70	$0.68	$0.91	$0.82
Loss from discontinued operations	(0.03)	(0.05)	(0.05)	(0.33)

Basic earnings per share	$0.67	$0.63	$0.86	$0.49

Diluted earnings (loss) per share:
Income from continuing operations	$0.69	$0.66	$0.89	$0.80
Loss from discontinued operations	(0.02)	(0.04)	(0.05)	(0.32)

Diluted earnings per share	$0.67	$0.62	$0.84	$0.48

18. Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised) ("SFAS 141(R)"), "Business Combinations." This standard is included within the FASB Accounting Standards Codification at ASC 805 "Business Combinations." The new requirements are effective for business combinations entered into in fiscal years beginning on or after December 15, 2008, which is the Company's 2010 fiscal year. As a consequence of the requirements, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

18. Recent Accounting Pronouncements (Continued)

contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. In partial acquisitions, companies generally will record 100 percent of the assets and liabilities at fair value, including goodwill. This will likely result in higher related depreciation and amortization charges in subsequent periods than under the current standard. The effect of the new requirements will depend upon the number and size of businesses acquired in future years.

        Concurrent with the issuance of SFAS 141(R), the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." This standard is included within the FASB Accounting Standards Codification at ASC 810 "Consolidation." The new requirements are effective for fiscal years beginning on or after December 15, 2008, which is the Company's 2010 fiscal year. This statement will be applied prospectively as of October 1, 2009 except for the presentation and disclosure requirements. The standard changes the accounting and reporting for minority interests and requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. At September 30, 2009, the Company does not have a subsidiary with a significant noncontrolling interest and, accordingly, the effect of the adoption of these new requirements is not expected to be material.

        On September 23, 2009, the FASB ratified EITF 08-1, "Revenue Arrangements with Multiple Deliverables" This standard has amended the FASB Accounting Standards Codification at ASC 605 "Revenue Recognition". The new requirements are effective for fiscal years beginning after June 15, 2010, which is the Company's 2011 fiscal year. Early adoption of the standard is allowed and various options for prospective or retroactive adoption are available. Where vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a Company will be required to develop a best estimate of the selling price of separate deliverables and allocate arrangement consideration using the relative selling price method. These new requirements will not apply to many arrangements involving software, which will continue to require vendor specific objective evidence in assessing selling price. We are in the process of reviewing and evaluating these new requirements and therefore their ultimate impact is not yet known.

        Concurrent with the ratification of EITF 08-1, the FASB ratified EITF 09-3, "Certain Revenue Arrangements That Include Software Elements." This standard has amended the FASB Accounting Standards Codification at ASC 985 "Software". The new requirements are effective for fiscal years beginning after June 15, 2010, which is the Company's 2011 fiscal year. Early adoption of the standard is allowed and various options for prospective or retroactive adoption are available. Under these requirements, tangible products which have software components which are "essential to the functionality" of the tangible product will be scoped out of software revenue recognition guidance. We

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

18. Recent Accounting Pronouncements (Continued)

are in the process of reviewing and evaluating these new requirements and therefore their ultimate impact is not yet known.

19. Texas Integrated Eligibility Project

        Our fiscal 2007 results were respectively impacted by a $25.2 million operating loss on the Texas Integrated Eligibility project. Up until February 2007, we served as a subcontractor to Accenture as part of the Texas Access Alliance, which provided services under the Texas Health and Human Services Commissions' (TX HHSC) Integrated Eligibility Program. We were awarded the five-year, $370 million subcontract in June 2005. In June 2006, we amended our subcontract with Accenture to reduce scope and realign responsibilities. In November 2006, we announced that we commenced negotiations with Accenture to further reduce our scope on the project. In January 2007, we initiated arbitration to resolve certain disputes under the subcontract and in February 2007, we terminated our subcontract with Accenture. In March 2007, the TX HHSC terminated its contract with Accenture and contracted directly with us to provide support services for its State Children's Health Insurance Program (SCHIP) and to provide enrollment broker services for its Medicaid program. We continue to provide services under these programs, but on a profitable basis. See "Note 14. Commitments and Contingencies" above for additional information.

20. Legal and Settlement Expense (Recovery), Net

        Legal and settlement expense (recovery) consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

        The following table sets forth the matters that represent legal and settlement expense (recovery) (dollars in thousands):

	Year ended September 30,
	2007	2008	2009
Accenture Arbitration, Related Settlement and Insurance Recoveries, net	$10,000	$38,377	$(6,300)
District of Columbia Contract Investigation and Related Settlement	31,980	(19)	—
Computer Equipment Leases Settlement	(150)	—	—
Ontario Child Support Project Settlement	2,608	—	—
Other	—	—	2,029

Total	$44,438	$38,358	$(4,271)

See "Note 14. Commitments and Contingencies" above for additional information.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2007, 2008 and 2009

21. Sale of Corrections Services Business

        On October 5, 2006, the Company sold its Corrections Services business for proceeds of $1.9 million, net of transaction costs of $0.8 million, and recognized a pre-tax gain on the sale of $0.5 million. During the fiscal year ended September 30, 2006, this business had revenue of $9.1 million and generated an operating loss of approximately $0.6 million.

22. Sale of Building

        During the quarter ended June 30, 2008, the Company sold a 21,000 square foot administrative office building in McLean, Virginia for proceeds of $5.9 million, net of transactions costs of $0.2 million, and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as gain on sale of building in the consolidated statement of operations.

23. Fair Value Measurements

        Effective October 1, 2008, the Company is required to disclose the fair value of all financial assets subject to fair value measurement and the nature of the valuation techniques, including their classification within the fair value hierarchy, utilized by the Company in performing these measurements. The only financial assets subject to fair value measurements held by the Company at September 30, 2009 were the Company's cash and cash equivalents. These assets are considered to be 'Level 1' assets as their valuation is based upon observable inputs such as unadjusted quoted prices in active markets for identical assets.

        The Company has taken advantage of a one year deferral in the requirement to provide fair value disclosures for non-financial assets and liabilities except for those that are recognized or disclosed in the financial statements at fair value at least annually.

24. Subsequent Events

        In preparing these financial statements, the Company's management has evaluated subsequent events through November 17, 2009, the date the financial statements were issued.

  Dividend

        On October 9, 2009, the Company's Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2009 to shareholders of record on November 13, 2009. Based on the number of shares outstanding, the payment will be approximately $2.1 million.

  Share Repurchases

        As of November 17, 2009, the Company has repurchased 25,400 common shares at a cost of $1.1 million during the first quarter of fiscal 2010.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

        Management's Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of September 30, 2009, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2009, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements is included following this Item 9A.

        Changes in Internal Control Over Financial Reporting.    During 2009, the Company completed the installation of a phased implementation of an Enterprise Resource Planning (ERP) system, transferring the core financials for certain divisions of the Company to the new ERP system. We have updated the Company's internal controls over financial reporting as necessary to accommodate modifications to business processes or accounting procedures. However, the internal control design remained substantially unchanged for the initial implementation. Further phases of implementation were implemented at the beginning of fiscal 2010 and these changes, as well as others planned for fiscal 2010, will continue to be monitored and tested as part of management's annual evaluation of internal control over financial reporting.

        Other than the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

        We have audited MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of MAXIMUS, Inc. and our report dated November 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 17, 2009

ITEM 9B.    Other Information.

        Certifications.    Our principal executive officer and principal financial officer file the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K. In addition, our principal executive officer annually certifies to the New York Stock Exchange that he is not aware of any violation by MAXIMUS of the New York Stock Exchange's corporate governance listing standards. This certification was submitted, without qualification, as required after the 2009 annual meeting of MAXIMUS shareholders.

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2010 (the "Proxy Statement") to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of September 30, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	1,595,722	$19.34	1,649,283
Equity compensation plans/arrangements not approved by the shareholders	—	—	—

Total	1,595,722	$19.34	1,649,283

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2009, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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
(b)		Exhibits—see Item 15(a)(3) above.
(c)		Financial Statement Schedules—see Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2009.

MAXIMUS, INC.
By:	/s/ RICHARD A. MONTONI Richard A. Montoni Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI Richard A. Montoni	President, Chief Executive Officer and Director (principal executive officer)	November 17, 2009
/s/ DAVID N. WALKER David N. Walker	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 17, 2009
/s/ PETER B. POND Peter B. Pond	Chairman of the Board of Directors	November 17, 2009
/s/ RUSSELL A. BELIVEAU Russell A. Beliveau	Director	November 17, 2009
/s/ JOHN J. HALEY John J. Haley	Director	November 17, 2009
/s/ PAUL R. LEDERER Paul R. Lederer	Director	November 17, 2009
/s/ RAYMOND B. RUDDY Raymond B. Ruddy	Director	November 17, 2009
/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Director	November 17, 2009
/s/ JAMES R. THOMPSON, JR. James R. Thompson, Jr.	Director	November 17, 2009
/s/ WELLINGTON E. WEBB Wellington E. Webb	Director	November 17, 2009

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Amended and Restated Bylaws of the Company.(2)
4.1	Specimen Common Stock Certificate.(3)
10.1	1997 Equity Incentive Plan, as amended.(4)*
10.2	First Amendment to the 1997 Equity Incentive Plan, as amended.(5)*
10.3	1997 Director Stock Option Plan, as amended.(6)*
10.4	1997 Employee Stock Purchase Plan, as amended.(7)*
10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(8)*
10.6	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(5)*
10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.8	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(9)*
10.10	Amended and Restated Income Continuity Program.(5)*
10.11	Deferred Compensation Plan, as amended.(5)*
10.12	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(10)
10.13	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(10)
10.14	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007.(11)
10.15
Revolving Credit Agreement, dated January 25, 2008, by and among MAXIMUS, Inc., as borrower, SunTrust Bank as administrative agent, issuing bank and swingline lender and the other lender parties thereto.(12)
10.16	Security Agreement, dated January 25, 2008, among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
10.17	Pledge Agreement, dated January 25, 2008, by and among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

Exhibit Number
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.

*
Denotes management contract or compensation plan.

(1)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, (File No. 1-12997) on February 8, 2008 and incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(4)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-136400) on August 8, 2006 and incorporated herein by reference.

(5)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on November 27, 2007 and incorporated herein by reference.

(6)
Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(7)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-122711) on February 10, 2005 and incorporated herein by reference.

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

(11)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on November 20, 2007 and incorporated herein by reference.

(12)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on January 29, 2008 and incorporated herein by reference.