Form 10-Q
period 2009-12-31
MAXIMUS INC
filed 2010-02-04
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 29, 2010, there were 17,387,937 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2009

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	December 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,815	$126,940
Restricted cash	3,919	4,590
Accounts receivable — billed, net of reserves of $5,812 and $5,628	132,058	122,574
Accounts receivable — unbilled	16,706	19,153
Note receivable	736	458
Income taxes receivable	7,501	—
Deferred income taxes	5,389	11,609
Prepaid expenses and other current assets	19,749	18,750
Current assets of discontinued operations	18,238	8,916
Total current assets	292,111	312,990

Property and equipment, at cost	98,781	103,300
Less accumulated depreciation and amortization	(53,495)	(56,857)
Property and equipment, net	45,286	46,443
Capitalized software	26,475	29,402
Less accumulated amortization	(7,506)	(8,504)
Capitalized software, net	18,969	20,898
Deferred contract costs, net	8,206	7,753
Goodwill	61,029	61,364
Intangible assets, net	2,455	3,218
Deferred income taxes	1,239	3,434
Other assets, net	3,939	3,975
Total assets	$433,234	$460,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,368	$47,550
Accrued compensation and benefits	31,713	29,361
Deferred revenue	22,177	32,278
Income taxes payable	—	4,982
Other accrued liabilities	15,083	16,396
Liabilities of discontinued operations	14,124	14,543
Total current liabilities	127,465	145,110
Deferred revenue, less current portion	6,527	9,572
Income taxes payable, less current portion	1,871	2,086
Deferred income tax liability	243	243
Total liabilities	136,106	157,011

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,161,849 and 27,223,890 shares issued and 17,599,029 and 17,474,269 shares outstanding at September 30, 2009 and December 31, 2009, at stated amount, respectively	338,739	341,819
Treasury stock, at cost; 9,562,820 and 9,749,621 shares at September 30, 2009 and December 31, 2009, respectively	(319,149)	(327,810)
Accumulated other comprehensive income	8,268	9,351
Retained earnings	269,270	279,704
Total shareholders’ equity	297,128	303,064
Total liabilities and shareholders’ equity	$433,234	$460,075

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2008	2009
Revenue	$169,710	$202,355
Cost of revenue	122,806	150,240
Gross profit	46,904	52,115
Selling, general and administrative expenses	26,414	27,324
Legal and settlement expense	—	686
Operating income from continuing operations	20,490	24,105
Interest and other income, net	94	99
Income from continuing operations before income taxes	20,584	24,204
Provision for income taxes	8,131	9,576
Income from continuing operations	12,453	14,628

Discontinued operations, net of income taxes:
Loss from discontinued operations	(485)	(2,000)
Loss on disposal	(5)	—
Loss from discontinued operations	(490)	(2,000)

Net income	$11,963	$12,628

Basic earnings (loss) per share (Note 6):
Income from continuing operations	$0.70	$0.83
Loss from discontinued operations	(0.03)	(0.11)
Basic earnings per share	$0.67	$0.72

Diluted earnings (loss) per share (Note 6):
Income from continuing operations	$0.69	$0.81
Loss from discontinued operations	(0.02)	(0.11)
Diluted earnings per share	$0.67	$0.70

Dividends paid per share	$0.10	$0.12

Weighted average shares outstanding:
Basic	17,802	17,595
Diluted	17,956	18,039

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2008	2009
Cash flows from operating activities:
Net income	$11,963	$12,628
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	490	2,000
Depreciation	1,961	3,104
Amortization of intangible assets and capitalized software	737	1,436
Deferred income taxes	12,043	(8,492)
Deferred interest income on note receivable	107	61
Non-cash equity based compensation	1,866	1,865

Change in assets and liabilities:
Accounts receivable — billed	23,143	9,596
Accounts receivable — unbilled	(5,775)	(2,448)
Prepaid expenses and other current assets	(3,844)	1,042
Deferred contract costs	(1,236)	479
Other assets	(899)	(34)
Accounts payable	(10,716)	342
Accrued compensation and benefits	(3,746)	(2,045)
Deferred revenue	2,492	13,134
Income taxes	(21,959)	14,867
Other liabilities	(34,755)	1,251
Cash provided by (used in) operating activities — continuing operations	(28,128)	48,786
Cash provided by operating activities — discontinued operations	951	6,235
Cash provided by (used in) operating activities	(27,177)	55,021

Cash flows from investing activities:
Proceeds from note receivable	182	217
Purchases of property and equipment	(2,414)	(3,938)
Capitalized software costs	(1,717)	(2,641)
Cash used in investing activities — continuing operations	(3,949)	(6,362)
Cash used in investing activities — discontinued operations	(11)	—
Cash used in investing activities	(3,960)	(6,362)

Cash flows from financing activities:
Employee stock transactions	593	1,004
Repurchases of common stock	(22,431)	(8,661)
Payments on capital lease obligations	(417)	—
Tax benefit due to option exercises and restricted stock units vesting	53	135
Cash dividends paid	(1,765)	(2,118)
Cash used in financing activities — continuing operations	(23,967)	(9,640)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(23,967)	(9,640)

Effect of exchange rate changes on cash and cash equivalents	(3,040)	106

Net increase/(decrease) in cash and cash equivalents	(58,144)	39,125

Cash and cash equivalents, beginning of period	119,605	87,815

Cash and cash equivalents, end of period	$61,461	$126,940

See notes to unaudited condensed consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2009 and 2008

In these Notes to Unaudited Condensed Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In addition to the Company’s wholly owned subsidiaries, the consolidated financial statements as of and for the three months ended December 31, 2009 and 2008, include a majority (55%) owned international subsidiary.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on November 17, 2009.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company will adopt this standard for all acquisitions which occur after October 1, 2009.

In December 2007, the FASB issued a new accounting standard that provides guidance on the accounting and reporting requirements for noncontrolling interests in financial statements. The guidance requires ownership interests in subsidiaries other than MAXIMUS, Inc. to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from MAXIMUS, Inc.’s equity. It also requires the amount of consolidated net income attributable to MAXIMUS, Inc. and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The Company does not have any material noncontrolling interests and, accordingly, there was no material impact on the adoption of this standard.

In February 2008, the FASB issued revised guidance delaying the effective date for requirements relating to the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the update deferred the effective date of the fair value measurement to the start of the Company’s current fiscal year, or October 1, 2009. The Company has assessed the impact of this guidance for its non-financial assets and liabilities and determined that there was no material impact.

In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. Adoption of this guidance is effective for the Company on October 1, 2010. We have not yet determined the impact, if any, that this revised guidance will have on our results of operations or disclosures.

3. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2009 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2009	$18,646	$42,383	$61,029
Foreign currency translation	—	335	335
Balance as of December 31, 2009	$18,646	$42,718	$61,364

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2009			As of December 31, 2009
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangibles	3,370	3,370	—	3,370	3,370	—
Customer contracts and relationships	6,100	3,645	2,455	7,410	4,192	3,218
Total	$9,470	$7,015	$2,455	$10,780	$7,562	$3,218

Intangible assets from acquisitions are amortized over a period of five to ten years. Various customer contracts and relationships are being amortized at December 31, 2009. These assets have an average remaining life of 2.5 years. For the three months ended December 31, 2009, intangible amortization expense was $0.5 million, compared to $0.3 million for the same period in fiscal 2009. The estimated amortization expense for the years ending September 30, 2010, 2011, 2012, and 2013 is $1.6 million, $1.3 million, $0.4 million, $0.4 million, respectively.

4. Commitments and Contingencies

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

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At December 31, 2009, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

Subject to applicable conditions, the Company may elect interest rates on its revolving borrowings calculated by reference to (i) the prime lending rate as announced by SunTrust Bank (or, if higher, the federal funds effective rate plus 0.50% or the one-month adjusted LIBOR) (a “Base Rate Borrowing”), or (ii) the reserve adjusted rate per annum equal to the offered rate for deposits in U.S. dollars for a one (1), two (2), three (3) or six (6) month period in the London Inter-Bank Market (a “LIBOR Borrowing”), and, in each case, plus an applicable margin that is determined by reference to the Company’s then-current leverage ratio. For swingline borrowings, the Company will pay interest at the rate of interest for a one (1) month LIBOR Borrowing, plus the applicable margin, or at a rate to be separately agreed upon by the Company and the administrative agent.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

At September 30, 2009 and December 31, 2009, the Company had performance bond commitments totaling $71.1 million and $40.9 million, respectively.

5. Legal and Settlement Expense

Legal and Settlement Expense consists of costs related to significant legal settlements, including future legal costs estimated to be incurred in connection with those matters.

Legal expenses of $686,000 for the three month period ended December 31, 2009 relate predominantly to costs incurred in resolving a dispute with one of the Company’s subcontractors. There were no comparative costs in the three month period ended December 31, 2008.

6. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2008	2009
Numerator:
Income from continuing operations	$12,453	$14,628
Loss from discontinued operations	(490)	(2,000)
Net income	$11,963	$12,628

Denominator:
Basic weighted average shares outstanding	17,802	17,595

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	154	444
Denominator for diluted earnings per share	17,956	18,039

The calculation excludes share options where the effect of including them would have been antidilutive. For the three months ended December 31, 2008, 586,000 outstanding options were excluded. For the three months ended December 31, 2009, no outstanding options were excluded.

7. Stock Repurchase Programs

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2008 and 2009, the Company repurchased 740,490 and 186,801 common shares at a cost of $23.2 million and $8.7 million, respectively. At December 31, 2009, $49.0 million remained available for future stock repurchases. As of February 4, 2009, the Company had repurchased an additional 91,940 common shares at a cost of $4.5 million during the second fiscal quarter of 2010.

8. Comprehensive Income

Comprehensive income comprises net income plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months ended December 31, 2008 and 2009 are as follows:

	Three Months Ended December 31,
	2008	2009

Net income	$11,963	$12,628
Foreign currency transalation adjustments	(6,675)	1,083
Comprehensive income	$5,288	$13,711

9. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2008	% (1)	2009	% (1)

Revenue:
Operations	$156,338	100%	$188,731	100%
Consulting	13,372	100%	13,624	100%
Total	169,710	100%	202,355	100%

Gross Profit:
Operations	41,469	26.5%	47,089	25.0%
Consulting	5,435	40.6%	5,026	36.9%
Total	46,904	27.6%	52,115	25.8%

Selling, general, and administrative expense:
Operations	20,442	13.1%	23,127	12.3%
Consulting	5,737	42.9%	4,056	29.8%
Corporate/Other	235	NM (2)	141	NM (2)
Total	26,414	15.6%	27,324	13.5%

Operating income (loss) from continuing operations:
Operations	21,027	13.4%	23,962	12.7%
Consulting	(302)	(2.3)%	970	7.1%
Consolidating adjustments	(235)	NM (2)	(141)	NM (2)
Operating income from continuing operations before Legal and Settlement Expense	20,490	12.1%	24,791	12.3%
Legal and Settlement Expense	—	NM (2)	(686)	NM (2)
Total	$20,490	12.1%	$24,105	11.9%

(1)	% of respective segment revenue

(2)	Not meaningful

10. Discontinued Operations

In September 2009, the Company committed to a sale of its ERP business. We are actively pursuing a buyer and expect to complete this sale by the end of the current fiscal year. The financial position, results of operations, and cash flows of this division, which were previously included in the Company’s Consulting segment, are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation.

Effective January 28, 2010, the Company entered into a Mutual Release and Settlement Agreement with a customer of the ERP business under which both parties agreed to a transfer of the project back to the client. The resolution resulted in an after-tax charge to the Company of $2.2 million, which was recorded in the current quarter.

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these Company’s were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the three months ended December 31, 2008.

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2008	2009

Revenue	$10,382	$3,563

Loss from operations before income taxes	$(802)	$(3,383)
Benefit from income taxes	(317)	(1,383)
Loss from discontinued operations	$(485)	$(2,000)

Loss on disposal before income taxes	(9)	$—
Benefit from income taxes	(4)	—
Loss on disposal	(5)	$—

Loss from discontinued operations	$(490)	$(2,000)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Condensed Consolidated Balance Sheets (in thousands):

	As of September 30, 2009	As of December 31, 2009

Accounts receivable — billed	$6,677	$4,866
Accounts receivable — unbilled	11,508	4,004
Prepaid expenses and other current assets	53	46
Current assets of discontinued operations	$18,238	$8,916

Accounts payable	$6,199	$6,039
Accrued compensation and benefits	930	996
Deferred revenue	—	1,232
Other accrued liabilities	6,995	6,276
Current liabilities of discontinued operations	$14,124	$14,543

11. Fair Value Measurements

The Company is required to disclose the fair value of all assets and liabilities subject to fair value measurement and the nature of the valuation techniques, including their classification within the fair value hierarchy, utilized by the Company in performing these measurements. The only such assets or liabilities held by the Company at September 30, 2009 and December 31, 2009 were the Company’s cash and cash equivalents of $87.5 million and $126.9 million, respectively. Under the FASB’s ASC 820, Fair Value Measurements and Disclosures, the inputs used to value these assets would be considered “Level 1” inputs as the valuation is based upon observable inputs such as quoted prices in active markets for identical assets.

12. Subsequent Events

In preparing these financial statements, the Company’s management has evaluated subsequent events through February 4, 2010, the date the financial statements were issued.

Dividend

On January 8, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on February 26, 2010, to shareholders of record on February 12, 2010.

Stock repurchase

As of February 4, 2009, the Company had repurchased an additional 91,940 common shares at a cost of $4.5 million during the second fiscal quarter of 2010.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission on November 17, 2009.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2009 and incorporated herein by reference.

Business Overview

We provide operations program management and consulting services focused in the areas of health and human services primarily for government-sponsored programs such as Medicaid and the Children’s Health Insurance Program (CHIP). Founded in 1975, we are the largest pure-play health and human services provider to government in the United States and are at the forefront of innovation in meeting our mission of Helping Government Serve the People®. We use our expertise, experience and advanced technological solutions to help government agencies run more efficient and cost-effective programs, while improving the quality of services provided to program beneficiaries. We operate in the United States, Australia, Canada, the United Kingdom, and Israel. We have held contracts with government agencies in all 50 states in the U.S. For the fiscal year ended September 30, 2009, we had revenue of $717.3 million and net income of $46.5 million. For the three months ended December 31, 2009, we had revenue of $202.4 million and net income of $12.6 million.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2008	2009
Revenue	$169,710	$202,355
Gross profit	$46,904	$52,115
Selling, general and administrative expense	$26,414	$27,324
Selling, general and administrative expense as a percentage of revenue	15.6%	13.5%

Legal and Settlement Expense	—	686

Operating income from continuing operations	$20,490	$24,105
Operating margin from continuing operations percentage	12.1%	11.9%

Income from continuing operations, net of income taxes	$12,453	$14,628
Loss from discontinued operations, net of income taxes	$(490)	$(2,000)
Net income	$11,963	$12,628

Basic earnings (loss) per share:
Income from continuing operations	$0.70	$0.83
Loss from discontinued operations	(0.03)	(0.11)
Basic earnings per share	$0.67	$0.72

Diluted earnings (loss) per share:
Income from continuing operations	$0.69	$0.81
Loss from discontinued operations	(0.02)	(0.11)
Diluted earnings per share	$0.67	$0.70

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, current quarter information from foreign operations is converted into United States dollars using average exchange rates from the same period in fiscal 2009. All of our foreign operations are in the Operations Segment.

Revenue increased by $32.6 million, or 19.2%, for the three months ended December 31, 2009, compared to the same period in fiscal 2009. On a constant currency basis, the increase in revenue is approximately 13.3%. Revenue growth was driven by new work in the Company’s international employment services operations in Australia and the United Kingdom, as well as modest growth in certain domestic business lines including Federal, health and child support.

Operating income from continuing operations increased $3.6 million, or 17.6%, for the three month period ended December 31, 2009, compared with the same period last year. On a constant currency basis, the increase is 7.6%. Much of the growth was driven by an increasing revenue contribution from new work in our international employment services business, particularly in Australia.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue for the three months ended December 31, 2009 was 13.5%, compared to 15.6% for the same period in fiscal 2009. The decline has been driven by increases in revenues, particularly in our international employment services division, with increases in costs being mitigated by economies of scale, as well as cost efficiencies within the Consulting segment.

Legal and Settlement Expense consists of costs related to significant legal settlements, including future legal costs estimated to be incurred in connection with those matters.

Legal expenses of $686,000 for the three month period ended December 31, 2009 relate predominantly to costs incurred in resolving a dispute with one of the Company’s subcontractors. There were no comparative costs in the three month period ended December 31, 2008.

Income from continuing operations, net of income taxes, was $14.6 million, or $0.81 per diluted share, for the three months ended December 31, 2009, compared with $12.5 million, or $0.69 per diluted share, for the same period in fiscal 2009.

Operations Segment

	Three Months Ended December 31,
(dollars in thousands)	2008	2009

Revenue	$156,338	$188,731
Gross profit	41,469	47,089
Operating income	21,027	23,962

Operating margin percentage	13.4%	12.7%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue increased by $32.4 million, or 20.7%, for the three months ended December 31, 2009, compared to the same period in fiscal 2009. On a constant currency basis, the increase in revenue is approximately 14.2%. Revenue growth was driven by our international employment services operations in Australia and the United Kingdom, as well as modest growth in certain domestic business lines including Federal, health and child support. Operating income from continuing operations increased $2.9 million, or 14.0%, for the three month period ended December 31, 2009, compared with the same period last year. On a constant currency basis, the increase is 4.2%. Much of the growth was driven by our international employment services division, particularly in Australia.

Consulting Segment

	Three Months Ended December 31,
(dollars in thousands)	2008	2009

Revenue	$13,372	$13,624
Gross profit	5,435	5,026
Operating income (loss)	(302)	970

Operating margin (loss) percentage	(2.3)%	7.1%

The Consulting Segment includes program performance services, program and systems integrity services, health and human services consulting, and educational services.

Revenues increased 1.9% for the three months ended December 31, 2009, compared to the same period last year. The operating income for the period was $1.0 million, compared with a loss of $0.3 million in the same period last year. The improvement is the result of increased efficiencies and an improved business mix within the segment.

Discontinued Operations

In September 2009, the Company committed to a sale of its ERP business. We are actively pursuing a buyer and expect to complete this sale by the end of the current fiscal year. The financial position, results of operations, and cash flows of this division, which were previously included in the Company’s Consulting segment, are reported as discontinued operations and all prior periods have been reclassified to conform to the current period’s presentation.

Effective January 28, 2010, the Company entered into a Mutual Release and Settlement Agreement with a customer of the ERP business under which both parties agreed to a transfer of the project back to the client. The resolution resulted in an after-tax charge to the Company of $2.2 million, which was recorded in the current quarter.

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these Company’s were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the three months ended December 31, 2008.

The following table summarizes the operating results of the discontinued operations included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2008	2009

Revenue	$10,382	$3,563

Loss from operations before income taxes	$(802)	$(3,383)
Benefit from income taxes	(317)	(1,383)
Loss from discontinued operations	$(485)	$(2,000)

Loss on disposal before income taxes	(9)	$—
Benefit from income taxes	(4)	—
Loss on disposal	(5)	$—

Loss from discontinued operations	$(490)	$(2,000)

Liquidity and Capital Resources

Current Economic Environment

The economic climate is a challenging one at present for all businesses. The Company operates in a number of jurisdictions across the globe and the issues which arise vary according to local conditions. In general, many of our customers are experiencing increased demand for critical services for the most vulnerable members of society, yet are also experiencing declines in the tax revenues they rely upon to fund these services. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

A number of governments worldwide have passed economic stimulus legislation. The Company believes that demand for its services in its core areas of health, education and human services will remain strong and that these stimulus packages could ultimately increase demand for such services. However, any increases in demand resulting from stimulus legislation will depend largely upon the timing, amount and nature of the stimulus.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2008	2009

Net cash provided by (used in):
Operating activities — continuing operations	$(28,128)	$48,786
Operating activities — discontinued operations	951	6,235
Investing activities — continuing operations	(3,949)	(6,362)
Investing activities — discontinued operations	(11)	—
Financing activities — continuing operations	(23,967)	(9,640)
Effect of exchange rate changes on cash and cash equivalents	(3,040)	106
Net increase/(decrease) in cash and cash equivalents	$(58,144)	$39,125

Cash provided by operating activities from continuing operations for the three months ended December 31, 2009 was $48.8 million, compared to cash used in operating activities from continuing operations of $28.1 million for the same period in fiscal 2009. The difference of $76.9 million is primarily driven by (1) advanced payments received in the United Kingdom and Australia to cover the start-up costs of new projects, (2) improved cash collections in the period from states who had delayed payments in previous quarters owing to legislative delays in budget approvals, and (3) the payment in fiscal 2009 of $40 million to cover arbitration matters which have not recurred in the current period.

Cash provided by operating activities from discontinued operations for the three months ended December 31, 2009 was $6.2 million, compared to $1.0 million for the same period in fiscal 2009. Our discontinued operations collected significant accounts receivable payments in the current quarter.

Cash used in investing activities from continuing operations for the three months ended December 31, 2009 was $6.4 million, compared to $3.9 million for the same period in fiscal 2009. The increase of $2.5 million is primarily attributable to increased purchases of property and equipment as part of new contracts in the United Kingdom and Australia.

Cash used in financing activities from continuing operations for the three months ended December 31, 2009 was $9.6 million, compared to $24.0 million for the same period in fiscal 2009. The decrease is primarily driven by the decline in the Company’s share repurchasing program, with $8.7 million being used in the current period compared to $22.4 million in the equivalent period in fiscal 2009.

Although there were exchange rate fluctuations between September 30, 2009 and December 31, 2009, the exchange rates for the most significant foreign currencies utilized by the Company on the beginning and ending date did not vary significantly, resulting in a slight benefit in cash flows from foreign exchange. The fluctuations between the comparable dates in fiscal 2009 were more significant and resulted in an adverse effect on cash flow, caused by the impact of the strengthening United States Dollar.

To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flows from continuing operations to analyze the funds generated from operations. We believe free cash flow from continuing operations is a useful basis for comparing our performance with our competitors. The presentation of non-GAAP free cash flows from continuing operations is not meant to be considered in isolation, or as an alternative to net income as an indicator of performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow from continuing operations as follows:

	Three Months Ended December 31,
(dollars in thousands)	2008	2009

Cash provided by (used in) operating activities — continuing operations	$(28,128)	$48,786
Purchases of property and equipment	(2,414)	(3,938)
Capitalized software costs	(1,717)	(2,641)
Free cash flow from continuing operations	$(32,259)	$42,207

Repurchases of the Company’s common stock

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2008 and 2009, the Company repurchased 740,490 and 186,801 common shares at a cost of $23.2 million and $8.7 million, respectively. At December 31, 2009, $49.0 million remained available for future stock repurchases. As of February 4, 2009, the Company had repurchased an additional 91,940 common shares at a cost of $4.5 million during the second fiscal quarter of 2010.

Credit arrangements

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. At December 31, 2009, letters of credit totaling $10.3 million were outstanding under the credit facility.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collaterized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2009. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

Other

Our working capital at September 30, 2009 and December 31, 2009 was $164.6 million and $167.9 million, respectively. At December 31, 2009, we had cash and cash equivalents of $126.9 million and no debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2009, $7.8 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On January 8, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on February 26, 2010, to shareholders of record on February 12, 2010.

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

During the three months ended December 31, 2009, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company will adopt this standard for all acquisitions which occur after October 1, 2009.

In December 2007, the FASB issued a new accounting standard that provides guidance on the accounting and reporting requirements for noncontrolling interests in financial statements. The guidance requires ownership interests in subsidiaries other than MAXIMUS, Inc. to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from MAXIMUS, Inc.’s equity. It also requires the amount of consolidated net income attributable to MAXIMUS, Inc. and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The Company does not have any material noncontrolling interests and, accordingly, there was no material impact on the adoption of this standard.

In February 2008, the FASB issued revised guidance delaying the effective date for requirements relating to the fair valuation of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, the update deferred the effective date of the fair value measurement to the start of the Company’s current fiscal year, or October 1, 2009. The Company has assessed the impact of this guidance for its non-financial assets and liabilities and determined that there was no material impact.

In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. Adoption of this guidance is effective for the Company on October 1, 2010. We have not yet determined the impact, if any, that this revised guidance will have on our results of operations or disclosures.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.

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

(b)           Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2010, the Company continued with the phased implementation of an enterprise resource planning (“ERP”) system and completed installation of core financial modules for all US based divisions. We have updated the Company’s internal controls over financial reporting as necessary to accommodate modifications to business processes and accounting procedures. However, the internal control design remained substantially unchanged for the implementation. Further phases of the implementation are planned during the remainder of fiscal 2010 and the Company will continue to monitor and test any resulting changes as part of management’s annual evaluation of internal control over financial reporting. Other than the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2009 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2009 — Oct. 31, 2009	—	$—	—	$57,411

Nov. 1, 2009 — Nov. 30, 2009	117,000	45.90	117,000	$52,165

Dec. 1, 2009 — Dec. 31, 2009	69,801	47.07	69,801	$48,966

Total	186,801	$46.34	186,801

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

MAXIMUS, INC.

Date: February 4, 2010	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Extension of Employment Agreement of Richard A. Montoni

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.