Form 10-Q
period 2010-03-31
MAXIMUS INC
filed 2010-05-06
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 17,465,429 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,815	$121,362
Restricted cash	3,919	3,971
Accounts receivable — billed, net of reserves of $5,812 and $5,521	132,058	129,715
Accounts receivable — unbilled	16,706	21,688
Note receivable	736	167
Income taxes receivable	7,501	5,478
Deferred income taxes	5,389	6,846
Prepaid expenses and other current assets	19,749	20,341
Current assets of discontinued operations	18,238	6,560
Total current assets	292,111	316,128

Property and equipment, at cost	98,781	107,189
Less accumulated depreciation and amortization	(53,495)	(60,380)
Property and equipment, net	45,286	46,809
Capitalized software	26,475	31,496
Less accumulated amortization	(7,506)	(9,379)
Capitalized software, net	18,969	22,117
Deferred contract costs, net	8,206	7,298
Goodwill	61,029	69,067
Intangible assets, net	2,455	8,826
Deferred income taxes	1,239	—
Other assets, net	3,939	3,999
Total assets	$433,234	$474,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,368	$53,151
Accrued compensation and benefits	31,713	34,799
Deferred revenue	22,177	30,319
Other accrued liabilities	15,083	10,554
Liabilities of discontinued operations	14,124	4,448
Total current liabilities	127,465	133,271
Deferred revenue, less current portion	6,527	13,039
Long-term debt	—	885
Acquisition-related contingent consideration	—	3,092
Income taxes payable, less current portion	1,871	2,041
Deferred income tax liability	243	2,714
Total liabilities	136,106	155,042

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,161,849 and 27,326,677 shares issued and 17,599,029 and 17,457,016 shares outstanding at September 30, 2009 and March 31, 2010, at stated amount, respectively	338,739	345,591
Treasury stock, at cost; 9,562,820 and 9,869,661 shares at September 30, 2009 and March 31, 2010, respectively	(319,149)	(333,657)
Accumulated other comprehensive income	8,268	11,007
Retained earnings	269,270	296,261
Total shareholders’ equity	297,128	319,202
Total liabilities and shareholders’ equity	$433,234	$474,244

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
Revenue	$177,158	$203,844	$346,868	$406,199
Cost of revenue	130,624	153,013	253,430	303,253
Gross profit	46,534	50,831	93,438	102,946
Selling, general and administrative expenses	26,714	28,629	53,128	55,953
Legal and settlement expense (recovery), net	368	(6,037)	368	(5,351)
Operating income from continuing operations	19,452	28,239	39,942	52,344
Interest and other income, net	35	186	129	285
Income from continuing operations before income taxes	19,487	28,425	40,071	52,629
Provision for income taxes	7,697	10,160	15,828	19,736
Income from continuing operations	11,790	18,265	24,243	32,893

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(763)	478	(1,248)	(1,522)
Loss on disposal	—	—	(5)	—
Income (loss) from discontinued operations	(763)	478	(1,253)	(1,522)

Net income	$11,027	$18,743	$22,990	$31,371

Basic earnings (loss) per share:
Income from continuing operations	$0.68	$1.05	$1.38	$1.88
Income (loss) from discontinued operations	(0.05)	0.03	(0.08)	(0.09)
Basic earnings per share	$0.63	$1.08	$1.30	$1.79

Diluted earnings (loss) per share:
Income from continuing operations	$0.66	$1.02	$1.36	$1.83
Income (loss) from discontinued operations	(0.04)	0.02	(0.07)	(0.09)
Diluted earnings per share	$0.62	$1.04	$1.29	$1.74

Dividends paid per share	$0.12	$0.12	$0.22	$0.24

Weighted average shares outstanding:
Basic	17,435	17,408	17,621	17,503
Diluted	17,751	17,980	17,832	18,012

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$22,990	$31,371
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,253	1,522
Depreciation	4,090	6,236
Amortization	1,525	2,782
Deferred income taxes	22,660	(155)
Gain on sale of fixed assets	(51)	—
Deferred interest income on note receivable	211	179
Non-cash equity based compensation	3,950	3,953

Change in assets and liabilities, net of effect of business combinations:
Accounts receivable — billed	25,079	4,661
Accounts receivable — unbilled	(13,597)	(4,644)
Prepaid expenses and other current assets	(9,925)	(414)
Deferred contract costs	(2,486)	966
Due from insurance carrier	12,500	—
Other assets	(766)	(287)
Accounts payable	6,878	1,292
Accrued compensation and benefits	(1,646)	2,888
Deferred revenue	2,549	14,126
Income taxes	(29,494)	3,768
Other liabilities	(35,478)	1,945
Cash provided by operating activities — continuing operations	10,242	70,189
Cash provided by (used in) operating activities — discontinued operations	1,442	(434)
Cash provided by operating activities	11,684	69,755

Cash flows from investing activities:
Proceeds from sale of fixed assets	54	—
Decrease in note receivable	366	390
Purchases of property and equipment	(4,890)	(6,031)
Capitalized software costs	(4,686)	(4,325)
Acquisition of businesses, net of cash acquired	—	(10,673)
Cash used in investing activities — continuing operations	(9,156)	(20,639)
Cash used in investing activities — discontinued operations	(14)	—
Cash used in investing activities	(9,170)	(20,639)

Cash flows from financing activities:
Employee stock transactions	(97)	1,615
Repurchases of common stock	(30,046)	(14,511)
Payments on capital lease obligations	(417)	—
Tax benefit due to option exercises and restricted stock units vesting	287	1,103
Cash dividends paid	(3,854)	(4,201)
Cash used in financing activities — continuing operations	(34,127)	(15,994)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(34,127)	(15,994)

Effect of exchange rate changes on cash and cash equivalents	(2,902)	425

Net increase (decrease) in cash and cash equivalents	(34,515)	33,547

Cash and cash equivalents, beginning of period	119,605	87,815

Cash and cash equivalents, end of period	$85,090	$121,362

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2010 and 2009

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on November 17, 2009.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company adopted this standard for the acquisition of DeltaWare in the period (see Note 3 - Acquisition) and will utilize this standard on all such future transactions.

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

3. Acquisition

DeltaWare

On February 10, 2010 (the acquisition date), the Company acquired 100% of the share capital of DeltaWare, Inc. (DeltaWare). DeltaWare is a Canadian company specializing in health administration management systems. MAXIMUS acquired DeltaWare, among other reasons, to broaden its core health services offerings and strengthen its position in the administration of public health programs. The acquired assets and business will be integrated into the Company’s Operations segment.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below and represent management’s best estimates (in thousands). Management is still in the process of completing certain assessments of fair value of these assets and liabilities and the valuation of the contingent consideration.

Cash, net of cash acquired	$9,097
Additional cash consideration payable	1,310
Contingent consideration obligations	3,015
Total fair value of consideration	$13,422

Accounts receivable	$2,337
Other tangible assets	1,401
Intangible assets	5,964
Total identifiable assets acquired	9,702

Accounts payable and other liabilities	2,370
Loans payable	870
Deferred revenue	723
Total liabilities assumed	3,963

Net identifiable assets acquired	5,739

Goodwill	7,683
Net assets acquired	$13,422

On the acquisition date, we paid $9.1 million (9.5 million Canadian Dollars) to the previous owners of DeltaWare in return for all of the outstanding ownership interests. Additional payments may be made to the previous owners based upon the final calculation of the tangible net worth of the business acquired. These payments are currently estimated to be an additional $1.3 million (1.4 million Canadian Dollars). In addition, we may make future additional payments (contingent consideration) totaling up to seven million Canadian Dollars in cash over the course of the next seven years. The contingent consideration payments are based upon the achievement of profitability and sales targets over the seven year period.

A liability was recognized for an estimate of the acquisition date fair value of the contingent consideration. We determined the fair value of the liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. Any change in the estimated liability subsequent to the acquisition date fair value will be recognized in earnings in the period in which the change of estimate occurs. Between the acquisition date and March 31, 2010, the Company did not change any assumptions regarding the likelihood of payment of the balance.

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS in the adjacent markets and opportunities to expand its geographic reach

The Company engaged a third-party valuation firm to assist in the determination of the intangible assets. The preliminary valuation of the intangible assets acquired are summarized below (in thousands).

	Useful life	Fair value
Technology-based intangibles	8.5 years	$3,734
Customer contracts and relationships	8-10 years	852
Non-compete arrangements	4 years	507
Tradename	10 years	871
Total intangible assets		$5,964

The fair value of the accounts receivable balance comprises gross receivables of $2.3 million. There is no material valuation allowance against this balance at acquisition.

Of the total fair value of consideration, $7.7 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill is not expected to be deductible for income tax purposes.

4. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2010 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2009	$18,646	$42,383	$61,029
Goodwill activity related to acquisitions	—	7,272	7,272
Foreign currency translation	—	766	766
Balance as of March 31, 2010	$18,646	$50,421	$69,067

During the period, the Company acquired DeltaWare, resulting in additional goodwill of $7.7 million (see Note 3 — Acquisition). The Company also had an adjustment to goodwill of approximately $0.4 million relating to the finalization of amounts related to a previous acquisition.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2009			As of March 31, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangibles	$3,370	$3,370	$—	$7,198	$3,433	$3,765
Customer contracts and relationships	6,100	3,645	2,455	7,871	4,192	3,679
Non-compete arrangements	—	—	—	520	24	496
Trademark	—	—	—	893	7	886
Total	$9,470	$7,015	$2,455	$16,482	$7,656	$8,826

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. Excluding these assets, the Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 8.4 years for technology-based intangibles, 3.8 years for customer contracts and relationships, 3.9 years for non-compete arrangements and 9.9 years for the trademark. Amortization expense for the three and six months ended March 31, 2010 was $0.5 million and $1.0 million. Future amortization expense is estimated as follows (in thousands):

Six months ended September 30, 2010	$1,168
Year ended September 30, 2011	2,069
Year ended September 30, 2012	1,154
Year ended September 30, 2013	1,075
Year ended September 30, 2014	688
Thereafter	2,672
Total	$8,826

5. Fair Value Measurements

The Company is required to disclose the fair value of all assets and liabilities subject to fair value measurement and the nature of the valuation techniques, including their classification within the fair value hierarchy, utilized by the Company in performing these measurements.

The FASB provides a fair value framework which requires the categorization of assets and liabilities into three levels based upon the assumptions (or inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of March 31,	Fair Value Measurements as of March 31, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
Cash and cash equivalents	$121,362	$121,362	$—	$—
Acquisition-related contingent consideration	$(3,092)	$—	$—	$(3,092)

The Company’s only acquisition-related contingent liability was incurred with the acquisition of DeltaWare in the current period. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. There has been no change to management’s estimates of profitability and sales targets between the acquisition date and March 31, 2010 and the only change to the value of the liability relates to foreign-exchange adjustments, which have been recorded as a component of other comprehensive income.

6. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a)           In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered $6.3 million from one of its excess insurance carriers. In March 2010, the Company recovered an additional $7.5 million from another excess insurance carrier. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

(b)           In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State alleged breach of contract, negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS in turn sued its primary subcontractor on the effort (ATS Corporation) for its performance on the project. In 2010 the three parties settled all outstanding claims among them and executed mutual releases. As a result of the settlement, MAXIMUS recorded a gain of $772,000 which reflected the partial reversal of a previous accrual related to the matter. The gain was recorded within discontinued operations.

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

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2010, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of March 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition (see Note 3 — Acquisition). This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At March 31, 2010, $885,000 was outstanding under this agreement. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2009 and March 31, 2010, the Company had performance bond commitments totaling $71.1 million and $38.7 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

7. Legal and settlement expense (recovery), net

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

From October 1, 2009, the incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are included in this balance. These expenses were previously included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2009	2010	2009	2010
Acquisition expenses relating to DeltaWare	—	254	—	254
Accenture Arbitration insurance recovery	—	(7,500)	—	(7,500)
Other	368	1,209	368	1,895
Total	$368	$(6,037)	$368	$(5,351)

8. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
Numerator:
Income from continuing operations	$11,790	$18,265	$24,243	$32,893
Income (loss) from discontinued operations	(763)	478	(1,253)	(1,522)
Net income	$11,027	$18,743	$22,990	$31,371

Denominator:
Basic weighted average shares outstanding	17,435	17,408	17,621	17,503

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	316	572	211	509
Denominator for diluted earnings (loss) per share	17,751	17,980	17,832	18,012

The calculation excludes share options where the effect of including them would have been antidilutive. For the three months and six months ended March 31, 2009, 166,000 and 534,000 outstanding options were excluded, respectively. For the three months and six months ended March 31, 2010, no outstanding options were excluded.

9. Stock Repurchase Programs

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the six months ended March 31, 2010, the Company repurchased 306,841 common shares at a cost of $14.5 million. At March 31, 2010, $45.0 million remained available for future stock repurchases under the July 2008 resolution.

10. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and six months ended March 31, 2009 and 2010 are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2009	2010	2009	2010
Net income	$11,027	$18,743	$22,990	$31,371
Foreign currency translation adjustments	(632)	1,656	(7,307)	2,739
Comprehensive income	$10,395	$20,399	$15,683	$34,110

11. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2009	% (1)	2010	% (1)	2009	% (1)	2010	% (1)

Revenue:
Operations	$155,626	100%	$191,390	100%	$311,964	100%	$380,121	100%
Consulting	21,532	100%	12,454	100%	34,904	100%	26,078	100%
Total	177,158	100%	203,844	100%	346,868	100%	406,199	100%

Gross Profit:
Operations	40,233	25.9%	46,412	24.2%	81,702	26.2%	93,501	24.6%
Consulting	6,301	29.3%	4,419	35.5%	11,736	33.6%	9,445	36.2%
Total	46,534	26.3%	50,831	24.9%	93,438	26.9%	102,946	25.3%

Selling, general, and administrative expense:
Operations	20,570	13.2%	24,674	12.9%	41,012	13.1%	47,801	12.6%
Consulting	5,789	26.9%	3,959	31.8%	11,526	33.0%	8,015	30.7%
Corporate/Other	355	NM (2)	(4)	NM (2)	590	NM (2)	137	NM (2)
Total	26,714	15.1%	28,629	14.0%	53,128	15.3%	55,953	13.8%

Operating income from continuing operations:
Operations	19,663	12.6%	21,738	11.4%	40,690	13.0%	45,700	12.0%
Consulting	512	2.4%	460	3.7%	210	0.6%	1,430	5.5%
Consolidating adjustments	(355)	NM (2)	4	NM (2)	(590)	NM (2)	(137)	NM (2)
Subtotal: Segment Operating Income	19,820	11.2%	22,202	10.9%	40,310	11.6%	46,993	11.6%
Legal and settlement recovery (expense), net	(368)	NM (2)	6,037	NM (2)	(368)	NM (2)	5,351	NM (2)
Total	$19,452	11.0%	$28,239	13.9%	$39,942	11.5%	$52,344	12.9%

(1)	% of respective segment revenue

(2)	Not meaningful

12. Discontinued Operations

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

Effective January 28, 2010, the Company entered into a Mutual Release and Settlement Agreement with a customer of the ERP business under which both parties agreed to a transfer of the project back to the client. The resolution resulted in an after-tax charge to the Company of $2.2 million, which was recorded in the three months ended December 31, 2009.

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these divisions were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the six months ended March 31, 2009.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Revenue	$7,043	$6,496	$17,425	$14,432

Income (loss) from discontinued operations	$(1,260)	947	(2,062)	(2,435)
Provision for (benefit from) income taxes	(497)	469	(814)	(913)
Income (loss) from discontinued operations	$(763)	$478	$(1,248)	$(1,522)

Loss from discontinued operations	—	—	(9)	—
Benefit from income taxes	—	—	(4)	—
Loss on disposal	—	—	(5)	—

Income (loss) from discontinued operations	$(763)	$478	$(1,253)	$(1,522)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Consolidated Balance Sheets (in thousands):

	As of September 30, 2009	As of March 31, 2010

Accounts receivable — billed	$6,677	$3,115
Accounts receivable — unbilled	11,508	3,362
Prepaid expenses and other current assets	53	83
Current assets of discontinued operations	$18,238	$6,560

Accounts payable	$6,199	$2,268
Accrued compensation and benefits	930	1,087
Deferred revenue	—	1,093
Other accrued liabilities	6,995	—
Current liabilities of discontinued operations	$14,124	$4,448

13. Subsequent Events

Dividend

On April 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on May 28, 2010, to shareholders of record on May 14, 2010.

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

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to this Quarterly Report.

Business Overview

We provide operations program management and consulting services focused in the areas of health and human services primarily for government-sponsored programs such as Medicaid and the Children’s Health Insurance Program (CHIP). Founded in 1975, we are the largest pure-play health and human services provider to government in the United States and are at the forefront of innovation in meeting our mission of Helping Government Serve the People®. We use our expertise, experience and advanced technological solutions to help government agencies run more efficient and cost-effective programs, while improving the quality of services provided to program beneficiaries. We operate in the United States, Australia, Canada, the United Kingdom, and Israel. We have held contracts with government agencies in all 50 states in the U.S. For the fiscal year ended September 30, 2009, we had revenue of $717.3 million and net income of $46.5 million. For the three months and six months ended March 31, 2010, we had revenue of $203.8 million and $406.2 million, respectively, and net income of $18.7 million and $31.4 million, respectively.

On February 10, 2010 (the acquisition date), the Company acquired 100% of the share capital of DeltaWare, Inc. (DeltaWare). DeltaWare is a Canadian company specializing in health administration management systems. MAXIMUS acquired DeltaWare, among other reasons, to broaden its core health services offerings and strengthen its position in the administration of public health programs. The results of Deltaware are included in the Operations Segment from the acquisition date.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2009	2010	2009	2010
Revenue	$177,158	$203,844	$346,868	$406,199
Gross profit	$46,534	$50,831	$93,438	$102,946
Selling, general and administrative expenses	$26,714	$28,629	$53,128	$55,953
Selling, general and administrative expense as a percentage of revenue	15.1%	14.0%	15.3%	13.8%

Legal and settlement expense (recovery), net	368	(6,037)	368	(5,351)

Operating income from continuing operations	$19,452	$28,239	$39,942	$52,344
Operating margin from continuing operations percentage	11.0%	13.9%	11.5%	12.9%

Income from continuing operations, net of income taxes	$11,790	$18,265	$24,243	$32,893
Income (loss) from discontinued operations, net of income taxes	$(763)	$478	$(1,253)	$(1,522)
Net income (loss)	$11,027	$18,743	$22,990	$31,371

Basic earnings (loss) per share:
Income from continuing operations	$0.68	$1.05	$1.38	$1.88
Income (loss) from discontinued operations	(0.05)	0.03	(0.08)	(0.09)
Basic earnings per share	$0.63	$1.08	$1.30	$1.79

Diluted earnings (loss) per share:
Income from continuing operations	$0.66	$1.02	$1.36	$1.83
Income (loss) from discontinued operations	(0.04)	0.02	(0.07)	(0.09)
Diluted earnings per share	$0.62	$1.04	$1.29	$1.74

We present constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To present this information, current quarter and year-to-date revenue from foreign operations is converted into United States dollars using average exchange rates from the same periods in fiscal 2009. All our foreign operations are in the Operations Segment.

Revenue increased 15.1%, or increased 8.5% on a constant currency basis, for the three months ended March 31, 2010, compared to the same period in fiscal 2009. Most of this growth was driven by foreign sourced revenue, principally in Australia.

Revenue increased 17.1%, or increased 10.9% on a constant currency basis, for the six months ended March 31, 2010, compared to the same period in fiscal 2009. Most of this growth was driven by foreign sourced revenue, principally in Australia.

Operating income from continuing operations for the three months ended March 31, 2010 was $28.2 million, an increase of $8.8 million over the comparative period in fiscal 2009. During the period, the Company recovered $7.5 million in insurance relating to the Accenture arbitration matter. This recovery, offset by certain additional charges in the period, resulted in a net improvement in legal and settlement expense of $6.4 million in the current period, compared with the comparative quarter in fiscal 2009. Excluding the effects of legal and settlement expense, operating income from continuing operations increased by $2.4 million, or 12.0%. This improvement was principally driven by increased income in the Operations Segment.

Operating income from continuing operations for the six months ended March 31, 2010 was $52.3 million, compared to income of $39.9 million for the same period in fiscal 2009, an increase of $12.4 million. During the period, the Company recovered $7.5 million in insurance relating to the Accenture arbitration matter. This recovery, offset by certain additional charges in the period, resulted in a net improvement in legal and settlement expense of $5.7 million in the current period, compared with the comparative quarter in fiscal 2009. Excluding the effects of legal and settlement expense, operating income from continuing operations increased by $6.7 million, or 16.6%. The improvement was principally driven by increased income in the Operations Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has declined year-on-year for both the three months and six months ended March 31, 2010, compared to the prior year. This decline is principally driven by the Operations Segment.

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

From October 1, 2009, the incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are included in this line item. These expenses were previously included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2009	2010	2009	2010
Acquisition expenses relating to DeltaWare	—	254	—	254
Accenture Arbitration insurance recovery	—	(7,500)	—	(7,500)
Other	368	1,209	368	1,895
Total	$368	$(6,037)	$368	$(5,351)

Legal and settlement expense (recovery), net for the three months and six months ended March 31, 2010 included a $7.5 million recovery from one of the Company’s excess insurance carriers for the Accenture arbitration matter. No such recoveries occurred in comparative periods.

Provision for income taxes was 35.7% and 37.5% of income from continuing operations before income taxes for the three months and six months ended March 31, 2010. The respective rate was 39.5% for both comparative periods in fiscal 2009. The effective rate has declined as a greater share of the Company’s income is being generated in jurisdictions with lower tax rates than those in the United States.

Income from continuing operations, net of income taxes was $18.3 million, or $1.02 per diluted share, for the three months ended March 31, 2010, compared with $11.8 million, or $0.66 per diluted share, for the same period in fiscal 2009. The increase in income from continuing operations, net of income taxes of $6.5 million is primarily driven by increases in revenue within the Operations Segment, as well as a decline in the Company’s effective tax rate resulting from a larger mix of international business.

Income from continuing operations, net of income taxes was $32.9 million, or $1.83 per diluted share, for the six months ended March 31, 2010, compared with $24.2 million, or $1.36 per diluted share, for the same period in fiscal 2009. The increase in income from continuing operations, net of income taxes of $8.7 million is primarily driven by increases in revenue within the Operations Segment, as well as a decline in the Company’s effective tax rate, resulting from a larger mix of international business.

Net income for the three months ended March 31, 2010 was $18.7 million, or $1.04 per diluted share, compared with $11.0 million, or $0.62 per diluted share, for the same period in fiscal 2009. The increase in net income of $7.7 million is primarily driven by increases in revenue within the Operations Segment, a decline in the Company’s effective tax rate, and the profitability of discontinued operations during the quarter.

Net income for the six months ended March 31, 2010 was $31.4 million, or $1.74 per diluted share, compared with $23.0 million, or $1.29 per diluted share, for the same period in fiscal 2009. The increase in net income of $8.4 million is primarily driven by increases in revenue within the Operations Segment and a decline in the Company’s effective tax rate.

Operations Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2009	2010	2009	2010

Revenue	$155,626	$191,390	$311,964	$380,121
Gross profit	40,233	46,412	81,702	93,501
Operating income	19,663	21,738	40,690	45,700

Operating margin percentage	12.6%	11.4%	13.0%	12.0%

The Operations Segment includes health services, workforce services, child support, and federal managed services and operations work.

Revenue increased 23%, or 15.6% on a constant currency basis, for the three months ended March 31, 2010, compared to the same period in fiscal 2009. Revenue growth is principally driven by our employment services operations in Australia and the United Kingdom. Operating income for the three months ended March 31, 2010 increased 10.6% compared to the same period in fiscal 2009, driven by increases in income from our international employment services operations.

Revenue increased 21.8%, or 14.9% on a constant currency basis, for the six months ended March 31, 2010, compared to the same period in fiscal 2009. Revenue growth is principally driven by our employment services operations in Australia and the United Kingdom, as well as the domestic health services business. Operating income for the six months ended March 31, 2010 increased 12.3% compared to the same period in fiscal 2009, driven by increases in income from our international employment services operations.

Consulting Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2009	2010	2009	2010

Revenue	$21,532	$12,454	$34,904	$26,078
Gross profit	6,301	4,419	11,736	9,445
Operating income	512	460	210	1,430

Operating margin percentage	2.4%	3.7%	0.6%	5.5%

The Consulting Segment includes program performance services, program and systems integrity services, health and human services, and educational services

Revenue decreased to $12.5 million for the three months ended March 31, 2010, compared to $21.5 million in the comparative period in fiscal 2009. The decline of $9 million is principally driven by $4.8 million of pass-through revenues related to hardware and third-party costs for a single education services contract in 2009, which did not recur in 2010, as well as the Company’s exit from federal healthcare claiming work. Operating income was $0.5 million was both the three month periods ended March 31, 2010 and 2009. The decline in revenue for the period was offset by increased efficiencies and an improved business mix within the segment.

Revenue decreased to $26.1 million for the six months ended March 31, 2010, compared to $34.9 million in the comparative period in fiscal 2009. The decline of $8.8 million is principally driven by $4.8 million of pass-through revenues related to hardware and third-party costs for a single education services contract in 2009, which did not recur in 2010, as well as the Company’s exit from federal healthcare claiming work. Operating income for the six month periods ended March 31, 2010 was $1.4 million, compared to $0.2 million in the comparative period in fiscal 2009. The decline in revenue for the period was offset by increased efficiencies and an improved business mix within the segment.

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

Effective January 28, 2010, the Company entered into a Mutual Release and Settlement Agreement with a customer of the ERP business under which both parties agreed to a transfer of the project back to the client. The resolution resulted in an after-tax charge to the Company of $2.2 million, which was recorded in the three months ended December 31, 2009.

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these divisions were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the six months ended March 31, 2009.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Revenue	$7,043	$6,496	$17,425	$14,432

Income (loss) from discontinued operations	$(1,260)	947	(2,062)	(2,436)
Provision for (benefit from) income taxes	(497)	469	(814)	(913)
Income (loss) from discontinued operations	$(763)	$478	$(1,248)	$(1,522)

Loss from discontinued operations	—	—	(9)	—
Benefit from income taxes	—	—	(4)	—
Loss on disposal	—	—	(5)	—

Income (loss) from discontinued operations	$(763)	$478	$(1,253)	$(1,522)

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

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2009	2010

Net cash provided by (used in):
Operating activities – continuing operations	$10,242	$70,189
Operating activities – discontinued operations	1,442	(434)
Investing activities – continuing operations	(9,156)	(20,639)
Investing activities – discontinued operations	(14)	—
Financing activities – continuing operations	(34,127)	(15,994)
Effect of exchange rate changes on cash and cash equivalents	(2,902)	425
Net decrease in cash and cash equivalents	$(34,515)	$33,547

Cash provided by operating activities from continuing operations for the six months ended March 31, 2010 was $70.2 million, compared to $10.2 million for the same period in fiscal 2009. The difference of $60.0 million is primarily driven by (1) improved operating results, particularly in the Company’s overseas contracts, (2) the receipt of $7.5 million of insurance recovery in the period relating to prior period arbitration matters, (3) advanced payments received in the United Kingdom and Australia to cover the start-up costs of new projects, and (4) the payment in fiscal 2009 of $40 million, offset by insurance recoveries of $12.5 million to cover arbitration matters which have not recurred in the current period.

Cash used in operating activities from discontinued operations for the six months ended March 31, 2010 was $0.4 million, compared to cash provided of $1.4 million for the same period in fiscal 2009. Discontinued operations in 2010 have been adversely affected by payments relating to the mutual termination of a contract, offset by large cash receipts from customers.

Cash used in investing activities from continuing operations for the six months ended March 31, 2010 was $ 20.6 million, compared to $9.2 million for the same period in fiscal 2009. The increase in cash used in investing activities from continuing operations of $11.4 million is primarily attributable to payments made for the acquisition of the DeltaWare business in the current period.

Cash used in financing activities from continuing operations for the six months ended March 31, 2010 was $16.0 million, compared to $34.1 million for the same period in fiscal 2009. The decrease in cash used in financing activities from continuing operations of $18.1 million is primarily attributable to the decline in repurchases of common stock. Repurchases of common stock were $30.0 million and $14.5 million in the first half of fiscal 2009 and 2010, respectively.

The adverse effect of exchange rate changes on cash and cash equivalents of $2.9 million in the first half of fiscal 2009 was due to the impact of the strengthening United States dollar on cash and cash equivalents held in our foreign operations. The effect of foreign exchange on our foreign operations has not been so significant in this period.

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

	Six Months Ended March 31,
(dollars in thousands)	2009	2010

Cash provided by operating activities — continuing operations	$10,242	$70,189
Purchases of property and equipment	(4,890)	(6,031)
Capitalized software costs	(4,686)	(4,325)
Free cash flow from continuing operations	$666	$59,833

Repurchases of the Company’s common stock

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the six months ended March 31, 2010, the Company repurchased 306,841 common shares at a cost of $14.5 million. At March 31, 2010, $45.0 million remained available for future stock repurchases under the July 2008 resolution.

Credit arrangements

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2010, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of March 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition. This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At March 31, 2010, $885,000 was outstanding under this agreement. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2009 and March 31, 2010, the Company had performance bond commitments totaling $71.1 million and $38.7 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Other

Our working capital at March 31, 2010 was $182.9 million. At March 31, 2010, we had cash and cash equivalents of $121.4 million and $0.9 million of debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash at March 31, 2010 was $4.0 million. Restricted cash represents amounts collected on behalf of certain customers where its use is restricted to the purposes specified under our contracts with these customers, and amounts on deposit with foreign banks as compensating balances for certain bank guarantees.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2010, $7.3 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On April 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on May 28, 2010, to shareholders of record on May 14, 2010.

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

During the six months ended March 31, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company adopted this standard for the acquisition of DeltaWare in the period and will utilize this standard on all such future transactions.

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

There have been no material changes to the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.

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

(b)           Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2010, the Company continued with the phased implementation of an enterprise resource planning (“ERP”) system and completed installation of core financial modules for all US based divisions. We have updated the Company’s internal controls over financial reporting as necessary to accommodate modifications to business processes and accounting procedures. However, the internal control design remained substantially unchanged for the implementation. Further phases of the implementation are planned during the remainder of fiscal 2010 and the Company will continue to monitor and test any resulting changes as part of management’s annual evaluation of internal control over financial reporting. Other than the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

(a)           In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS. In May 2009, the Company recovered $6.3 million from one of its excess insurance carriers. In March 2010, the Company recovered an additional $7.5 million from another excess insurance carrier. The Company continues to pursue additional insurance recoveries from its other excess insurance carriers; however, such recoveries are not assured.

(b)           In November 2007, MAXIMUS was sued by the State of Connecticut in the Superior Court in the Judicial District of Hartford. MAXIMUS had entered into a contract in 2003 with the Connecticut Department of Information Technology to update the State’s criminal justice information system. The State alleged breach of contract, negligence and breach of the implied warranty of fitness for a particular purpose. MAXIMUS in turn sued its primary subcontractor on the effort (ATS Corporation) for its performance on the project. In 2010 the three parties settled all outstanding claims among them and executed mutual releases. As a result of the settlement, MAXIMUS recorded a gain of $772,000 which reflected the partial reversal of a previous accrual related to the matter. The gain was recorded within discontinued operations.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2010 — Jan. 31, 2010	91,940	$48.89	91,940	$44,657

Feb. 1, 2010 — Feb. 28, 2010	28,100	48.08	28,100	$43,912

Mar. 1, 2010 — Mar. 31, 2010	—		—	$45,033

Total	120,040	$48.70	120,040

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

MAXIMUS, INC.

Date: May 6, 2010	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

99.1	Special Considerations and Risk Factors