Form 10-Q
period 2010-06-30
MAXIMUS INC
filed 2010-08-05
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, there were 17,324,075 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,815	$153,059
Restricted cash	3,919	3,753
Accounts receivable — billed, net of reserves of $5,812 and $1,484	132,058	122,611
Accounts receivable — unbilled	16,706	19,598
Note receivable	736	—
Income taxes receivable	7,501	—
Deferred income taxes	5,389	8,017
Prepaid expenses and other current assets	19,749	21,757
Current assets of discontinued operations	18,238	9,368
Total current assets	292,111	338,163

Property and equipment, at cost	98,781	109,708
Less accumulated depreciation and amortization	(53,495)	(62,887)
Property and equipment, net	45,286	46,821
Capitalized software	26,475	32,830
Less accumulated amortization	(7,506)	(10,049)
Capitalized software, net	18,969	22,781
Deferred contract costs, net	8,206	6,863
Goodwill	61,029	67,806
Intangible assets, net	2,455	8,128
Deferred income taxes	1,239	—
Other assets, net	3,939	3,816
Total assets	$433,234	$494,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,368	$55,834
Accrued compensation and benefits	31,713	37,941
Deferred revenue	22,177	35,385
Acquisition-related contingent consideration	—	906
Income taxes payable	—	823
Other accrued liabilities	15,083	9,577
Liabilities of discontinued operations	14,124	4,565
Total current liabilities	127,465	145,031
Deferred revenue, less current portion	6,527	16,081
Long-term debt	—	1,187
Acquisition-related contingent consideration	—	2,100
Income taxes payable, less current portion	1,871	1,755
Deferred income tax liability	243	2,724
Total liabilities	136,106	168,878

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,161,849 and 27,358,672 shares issued and 17,599,029 and 17,353,075 shares outstanding at September 30, 2009 and June 30, 2010, at stated amount, respectively	338,739	349,098
Treasury stock, at cost; 9,562,820 and 10,005,597 shares at September 30, 2009 and June 30, 2010, respectively	(319,149)	(341,664)
Accumulated other comprehensive income	8,268	6,673
Retained earnings	269,270	311,393
Total shareholders’ equity	297,128	325,500
Total liabilities and shareholders’ equity	$433,234	$494,378

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Revenue	$176,393	$210,659	$523,261	$616,859
Cost of revenue	128,041	153,359	381,471	456,612
Gross profit	48,352	57,300	141,790	160,247
Selling, general and administrative expenses	27,017	31,574	80,145	87,529
Legal and settlement expense (recovery), net	(4,829)	—	(4,461)	(5,351)
Operating income from continuing operations	26,164	25,726	66,106	78,069
Interest and other income, net	129	442	258	729
Income from continuing operations before income taxes	26,293	26,168	66,364	78,798
Provision for income taxes	10,386	9,813	26,214	29,549
Income from continuing operations	15,907	16,355	40,150	49,249

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(924)	970	(2,172)	(552)
Loss on disposal	—	—	(5)	—
Income (loss) from discontinued operations	(924)	970	(2,177)	(552)

Net income	$14,983	$17,325	$37,973	$48,697

Basic earnings (loss) per share:
Income from continuing operations	$0.91	$0.94	$2.28	$2.82
Income (loss) from discontinued operations	(0.05)	0.05	(0.12)	(0.03)
Basic earnings per share	$0.86	$0.99	$2.16	$2.79

Diluted earnings (loss) per share:
Income from continuing operations	$0.89	$0.91	$2.25	$2.73
Income (loss) from discontinued operations	(0.05)	0.05	(0.12)	(0.03)
Diluted earnings per share	$0.84	$0.96	$2.13	$2.70

Dividends paid per share	$0.12	$0.12	$0.34	$0.36

Weighted average shares outstanding:
Basic	17,503	17,423	17,582	17,476
Diluted	17,839	18,004	17,855	18,015

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$37,973	$48,697
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2,177	552
Depreciation	6,307	9,556
Amortization	2,080	4,093
Deferred income taxes	22,351	(1,281)
Gain on sale of fixed assets	(51)	—
Deferred interest income on note receivable	312	263
Non-cash equity based compensation	5,628	5,983

Change in assets and liabilities, net of effect of business combinations:
Accounts receivable — billed	7,493	11,065
Accounts receivable — unbilled	(8,111)	(2,762)
Prepaid expenses and other current assets	(10,949)	(2,004)
Deferred contract costs	(3,206)	1,358
Due from insurance carrier	12,500	—
Other assets	308	(136)
Accounts payable	3,418	7,543
Accrued compensation and benefits	(122)	6,727
Deferred revenue	3,389	22,549
Income taxes	(20,042)	9,519
Other liabilities	(35,664)	(1,952)
Cash provided by operating activities — continuing operations	25,791	119,770
Cash used in operating activities — discontinued operations	(2,306)	(1,573)
Cash provided by operating activities	23,485	118,197

Cash flows from investing activities:
Proceeds from sale of fixed assets	54	—
Decrease in note receivable	631	473
Purchases of property and equipment	(10,604)	(10,383)
Capitalized software costs	(5,037)	(6,307)
Acquisition of businesses, net of cash acquired	—	(10,673)
Cash used in investing activities — continuing operations	(14,956)	(26,890)
Cash used in investing activities — discontinued operations	(36)	—
Cash used in investing activities	(14,992)	(26,890)

Cash flows from financing activities:
Employee stock transactions	636	2,679
Repurchases of common stock	(30,046)	(22,518)
Payments on capital lease obligations	(417)	—
Tax benefit due to option exercises and restricted stock units vesting	6	1,424
Issuance of long-term debt	—	326
Cash dividends paid	(5,955)	(6,295)
Cash used in financing activities — continuing operations	(35,776)	(24,384)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(35,776)	(24,384)

Effect of exchange rate changes on cash and cash equivalents	(656)	(1,679)

Net increase (decrease) in cash and cash equivalents	(27,939)	65,244

Cash and cash equivalents, beginning of period	119,605	87,815

Cash and cash equivalents, end of period	$91,666	$153,059

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2010 and 2009

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2009 and 2008 and for each of the three years in the period ended September 30, 2009, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on November 17, 2009.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company adopted this standard in the current fiscal year, and applied the standard to the acquisition of DeltaWare (see Note 3 - Acquisition). The Company will utilize this standard on all such future transactions.

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

In September 2009, the FASB issued revised guidance for accounting for arrangements that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. The Company will adopt this standard on a prospective basis on October 1, 2010. We do not believe the adoption of this standard would have materially affected the accounting treatment for our existing contracts.

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

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below and represent management’s best estimates (in thousands). Management is still in the process of completing certain assessments of fair value of these assets and liabilities.

Cash, net of cash acquired	$9,097
Additional cash consideration payable	1,288
Contingent consideration obligations	3,015
Total fair value of consideration	$13,400

Accounts receivable	$2,010
Other tangible assets	1,571
Intangible assets	6,060
Total identifiable assets acquired	9,641

Accounts payable and other liabilities	2,278
Loans payable	870
Deferred revenue	723
Total liabilities assumed	3,871

Net identifiable assets acquired	5,770

Goodwill	7,630
Net assets acquired	$13,400

On the acquisition date, we paid $9.1 million to the previous owners of DeltaWare in return for all of the outstanding ownership interests. Additional payments may be made to the previous owners based upon the final calculation of the tangible net worth of the business acquired. These payments are currently estimated to be an additional $1.3 million. In addition, we may make future additional payments (contingent consideration) totaling up to seven million Canadian Dollars in cash over the course of the next seven years. The contingent consideration payments are based upon the achievement of profitability and sales targets over the seven year period.

A liability totaling $3.0 million was recognized for an estimate of the acquisition date fair value of the contingent consideration. We determined the fair value of the liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. Any change in the estimated liability subsequent to the acquisition date fair value will be recognized in earnings in the period in which the change of estimate occurs. Between the acquisition date and June 30, 2010, the Company did not change any assumptions regarding the likelihood of payment of the balance.

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

The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Technology-based intangibles	8.5 years	$3,733
Customer contracts and relationships	8-10 years	1,474
Non-compete arrangements	4 years	239
Tradename	10 years	614
Total intangible assets		$6,060

The fair value of the accounts receivable balance comprises gross receivables of $2.0 million. There is no material valuation allowance against this balance at acquisition.

Of the total fair value of consideration, $7.6 million was allocated to goodwill. Goodwill is not expected to be deductible for income tax purposes.

4. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2010 are as follows (in thousands):

	Consulting	Operations	Total
Balance as of September 30, 2009	$18,646	$42,383	$61,029
Goodwill activity related to acquisitions	—	7,219	7,219
Foreign currency translation	—	(442)	(442)
Balance as of June 30, 2010	$18,646	$49,160	$67,806

During the nine-month period ended June 30, 2010, the Company acquired DeltaWare, resulting in additional goodwill of $7.6 million (see Note 3 — Acquisition). The Company also had an adjustment to goodwill of approximately $0.4 million relating to the finalization of amounts related to a previous acquisition.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2009			As of June 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$3,370	$3,370	$—	$7,091	$3,538	$3,553
Customer contracts and relationships	6,100	3,645	2,455	7,889	4,116	3,773
Non-compete arrangements	—	—	—	238	23	215
Trademark	—	—	—	611	24	587
Total	$9,470	$7,015	$2,455	$15,829	$7,701	$8,128

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. Excluding these assets, the Company’s intangible assets have a weighted average remaining life of 6.5 years, comprising 8.1 years for technology-based intangible assets, 4.6 years for customer contracts and relationships, 3.6 years for non-compete arrangements and 9.6 years for the trademark. Amortization expense for the three and nine months ended June 30, 2010 was $0.6 million and $1.6 million. Future amortization expense is estimated as follows (in thousands):

Three months ended September 30, 2010	$550
Year ended September 30, 2011	1,955
Year ended September 30, 2012	1,090
Year ended September 30, 2013	1,013
Year ended September 30, 2014	676
Thereafter	2,844
Total	$8,128

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of June 30,	Fair Value Measurements as of June 30, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(906)	$—	$—	$(906)
Acquisition-related contingent consideration, less current portion	(2,100)	—	—	(2,100)

The Company’s only acquisition-related contingent consideration liability was incurred with the acquisition of DeltaWare in the current fiscal year. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. There has been no change to management’s estimates of profitability and sales targets between the acquisition date and June 30, 2010 and the only change to the value of the liability relates to foreign-exchange adjustments, which have been recorded as a component of other comprehensive income.

6. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including the matters described below, in the ordinary course of its business.

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

In August 2010 the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. The Company will work with the customer to resolve this matter before the audit report is finalized. To the extent that resolution is not reached, MAXIMUS will contest the matter through the dispute resolution process set forth in the contract.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2010, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of June 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition (see Note 3 — Acquisition). This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At June 30, 2010, $1.2 million (1.2 million Canadian Dollars) was outstanding under this agreement. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2009 and June 30, 2010, the Company had performance bond commitments totaling $71.1 million and $33.8 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

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

Following a change in accounting standards, from October 1, 2009 the incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are included in this balance. Under previous accounting guidance, these expenses were included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2009	2010	2009	2010
Acquisition expenses relating to DeltaWare	$—	$—	$—	$254
Arbitration insurance recovery	(6,300)	—	(6,300)	(7,500)
Other	1,471	—	1,839	1,895
Total	$(4,829)	$—	$(4,461)	$(5,351)

The balances above include insurance recoveries related to a 2008 arbitration settlement.

8. Earnings (Loss) Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Income from continuing operations	$15,907	$16,355	$40,150	$49,249
Income (loss) from discontinued operations	(924)	970	(2,177)	(552)
Net income	$14,983	$17,325	$37,973	$48,697

Denominator:
Basic weighted average shares outstanding	17,503	17,423	17,582	17,476

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	336	581	273	539
Denominator for diluted earnings (loss) per share	17,839	18,004	17,855	18,015

The calculation excludes share options where the effect of including them would have been antidilutive. For the three months and nine months ended June 30, 2009, 43,000 and 156,000 outstanding options were excluded, respectively. For the three months and nine months ended June 30, 2010, no outstanding options were excluded.

9. Stock Repurchase Programs

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the nine months ended June 30, 2010, the Company repurchased 442,777 common shares at a cost of $22.5 million. At June 30, 2010, $38.1 million remained available for future stock repurchases under the July 2008 resolution.

As of August 5, 2010, the Company had repurchased an additional 40,000 common shares at a cost of $2.3 million during the fourth quarter of fiscal 2010.

10. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended June 30, 2009 and 2010 are as follows:

	Three months Ended June 31,		Nine months Ended June 30,
(in thousands)	2009	2010	2009	2010
Net income	$14,983	$17,325	$37,973	$48,697
Foreign currency translation adjustments	6,465	(4,334)	(842)	(1,595)
Comprehensive income	$21,448	$12,991	$37,131	$47,102

11. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	% (1)	2010	% (1)	2009	% (1)	2010	% (1)

Revenue:
Operations	$165,522	100%	$196,458	100%	$477,486	100%	$576,580	100%
Consulting	10,871	100%	14,201	100%	45,775	100%	40,279	100%
Total	176,393	100%	210,659	100%	523,261	100%	616,859	100%

Gross Profit:
Operations	41,981	25.4%	52,271	26.6%	123,683	25.9%	145,773	25.3%
Consulting	6,371	58.6%	5,029	35.4%	18,107	39.6%	14,474	35.9%
Total	48,352	27.4%	57,300	27.2%	141,790	27.1%	160,247	26.0%

Selling, general, and administrative expense:
Operations	22,854	13.8%	27,311	13.9%	63,866	13.4%	75,114	13.0%
Consulting	4,119	37.9%	4,425	31.2%	15,645	34.2%	12,440	30.9%
Corporate/Other	44	NM	(162)	NM	634	NM	(25)	NM
Total	27,017	15.3%	31,574	15.0%	80,145	15.3%	87,529	14.2%

Operating income from continuing operations:
Operations	19,127	11.6%	24,960	12.7%	59,817	12.5%	70,659	12.3%
Consulting	2,252	20.7%	604	4.3%	2,462	5.4%	2,034	5.0%
Consolidating adjustments	(44)	NM	162	NM	(634)	NM	25	NM
Subtotal: Segment Operating Income	21,335	12.1%	25,726	12.2%	61,645	11.8%	72,718	11.8%
Legal and settlement recovery (expense), net	4,829	NM	—	NM	4,461	NM	5,351	NM
Total	$26,164	14.8%	$25,726	12.2%	$66,106	12.6%	$78,069	12.7%

(1)	% of respective segment revenue. Changes considered not meaningful are marked “NM”.

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

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these divisions were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the nine months ended June 30, 2009.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Revenue	$8,847	$7,661	$26,272	$22,093

Income (loss) from discontinued operations	$(1,528)	1,552	(3,590)	(884)
Provision for (benefit from) income taxes	(604)	582	(1,418)	(332)
Income (loss) from discontinued operations	$(924)	$970	$(2,172)	$(552)

Loss from discontinued operations	—	—	(9)	—
Benefit from income taxes	—	—	(4)	—
Loss on disposal	—	—	(5)	—

Income (loss) from discontinued operations	$(924)	$970	$(2,177)	$(552)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Consolidated Balance Sheets (in thousands):

	As of September 30, 2009	As of June 30, 2010

Accounts receivable — billed	$6,677	$5,088
Accounts receivable — unbilled	11,508	4,223
Prepaid expenses and other current assets	53	57
Current assets of discontinued operations	$18,238	$9,368

Accounts payable	$6,199	$2,885
Accrued compensation and benefits	930	1,206
Deferred revenue	—	474
Other accrued liabilities	6,995	—
Current liabilities of discontinued operations	$14,124	$4,565

13. Subsequent Events

Dividend

On July 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2010, to shareholders of record on August 16, 2010.

Stock repurchase

As of August 5, 2010, the Company had repurchased an additional 40,000 common shares at a cost of $2.3 million during the fourth fiscal quarter of 2010.

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

Business Overview

We provide operations program management and consulting services focused in the areas of health and human services primarily for government-sponsored programs such as Medicaid and the Children’s Health Insurance Program (CHIP). Founded in 1975, we are the largest pure-play health and human services provider to government in the United States and are at the forefront of innovation in meeting our mission of Helping Government Serve the People®. We use our expertise, experience and advanced technological solutions to help government agencies run more efficient and cost-effective programs, while improving the quality of services provided to program beneficiaries. We operate in the United States, Australia, Canada, the United Kingdom, and Israel. We have held contracts with government agencies in all 50 states in the U.S. For the fiscal year ended September 30, 2009, we had revenue of $717.3 million and net income of $46.5 million. For the three months and nine months ended June 30, 2010, we had revenue of $210.7 million and $616.9 million, respectively, and net income of $17.3 million and $48.7 million, respectively.

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

Results of Operations

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2009	% (1)	2010	% (1)	2009	% (1)	2010	% (1)

Revenue:
Operations	$165,522	100%	$196,458	100%	$477,486	100%	$576,580	100%
Consulting	10,871	100%	14,201	100%	45,775	100%	40,279	100%
Total	176,393	100%	210,659	100%	523,261	100%	616,859	100%

Gross Profit:
Operations	41,981	25.4%	52,271	26.6%	123,683	25.9%	145,773	25.3%
Consulting	6,371	58.6%	5,029	35.4%	18,107	39.6%	14,474	35.9%
Total	48,352	27.4%	57,300	27.2%	141,790	27.1%	160,247	26.0%

Selling, general, and administrative expense:
Operations	22,854	13.8%	27,311	13.9%	63,866	13.4%	75,114	13.0%
Consulting	4,119	37.9%	4,425	31.2%	15,645	34.2%	12,440	30.9%
Corporate/Other	44	NM	(162)	NM	634	NM	(25)	NM
Total	27,017	15.3%	31,574	15.0%	80,145	15.3%	87,529	14.2%

Operating income from continuing operations:
Operations	19,127	11.6%	24,960	12.7%	59,817	12.5%	70,659	12.3%
Consulting	2,252	20.7%	604	4.3%	2,462	5.4%	2,034	5.0%
Consolidating adjustments	(44)	NM	162	NM	(634)	NM	25	NM
Subtotal: Segment Operating Income	21,335	12.1%	25,726	12.2%	61,645	11.8%	72,718	11.8%
Legal and settlement recovery (expense), net	4,829	NM	—	NM	4,461	NM	5,351	NM
Total	$26,164	14.8%	$25,726	12.2%	$66,106	12.6%	$78,069	12.7%

(1)	% of respective segment revenue. Changes considered not meaningful are marked “NM”.

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

We also present organic growth revenue information to provide a framework for assessing how the business performed excluding the effect of business combinations. To present this information, revenue from recently-acquired entities is removed from the current period where no comparative revenues exist in the same period in fiscal 2009.

Both constant currency and organic growth revenue information are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth as a measure of performance.

Revenue increased $34.3 million, or 19.4%, for the three month period ended June 30, 2010, compared to the same period in fiscal 2009. On a constant currency basis, revenue growth would have been $28.0 million, or 15.9%. Organic revenue growth was $28.3 million (or 16.0%), or $22.0 million (or 12.5%) on a constant currency basis. Out of total revenue growth, $6.0 million was attributable to acquisitions. Acquisitions and foreign exchange affected only the Operations segment.

The principal driver of revenue growth came from the Operations segment. Operations segment revenue for the quarter increased $30.9 million (or 18.7%) compared to the same period in the prior fiscal year, driven by expanded scope and new work in Australia and the United Kingdom as well as $6.0 million of revenue from businesses acquired within the last twelve months. In fiscal 2009, MAXIMUS was awarded an expanded contract in Australia which doubled the size of the Company’s work in that region. In the UK, MAXIMUS was awarded a 5-year, $200 million welfare-to-work program which started on October 1, 2009. In June 2010, MAXIMUS and all other providers were notified that this contract will expire in June 2011. The government is launching a welfare reform plan and has consolidated most welfare-to-work programs under the new Work Programme, which is scheduled to be bid in fall 2010.

Revenue increased $93.6 million, or 17.9%, for the nine month period ended June 30, 2010, compared to the same period in fiscal 2009. On a constant currency basis, revenue growth would have been $65.6 million, or 12.5%. Organic revenue growth was $80.9 million (or 15.5%), or $52.9 million (or 10.1%) on a constant currency basis. Out of total revenue growth, $12.7 million was attributable to acquisitions.

The principal driver of revenue growth was the Operations segment. Operations segment revenue increased $99.0 million and generated over 93% of the Company’s total revenues. This growth was driven by the new contracts in Australia and the United Kingdom and by $12.7 million of growth from acquisitions. Consulting revenues for the same period declined by $5.5 million. Much of the decline is the result of a $4.8 million pass through of revenue in 2009 relating to the New York City Department of Education contract. No significant pass-throughs occurred in 2010.

Gross profit and segment operating income for the three month period ended June 30, 2010 increased compared to the same period in fiscal 2009 by $8.9 million (or 18.5%) and $4.4 million (or 20.6%), respectively. Gross profit and segment operating income for the nine month period ended June 30, 2010 increased compared to the same period in fiscal 2009 by $18.5 million (or 13.0%) and $11.1 million (or 18.0%), respectively. These increases were driven by factors consistent with revenue growth, principally the growth from the Australian and United Kingdom contracts.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has declined year-on-year for both the three months and nine months ended June 30, 2010, compared to the prior year. This is the result of improved efficiencies within the business.

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Following a change in accounting standards, from October 1, 2009 the incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are included in this line item. Under previous accounting guidance, these expenses were included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2009	2010	2009	2010
Acquisition expenses relating to DeltaWare	$—	$—	$—	$254
Arbitration insurance recovery	(6,300)	—	(6,300)	(7,500)
Other	1,471	—	1,839	1,895
Total	$(4,829)	$—	$(4,461)	$(5,351)

The balances above include insurance recoveries related to a 2008 arbitration settlement.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2009	2010	2009	2010
Income from continuing operations before income taxes	$26,293	$26,168	$66,364	$78,798
Provision for income taxes	10,386	9,813	26,214	29,549
Income from continuing operations, net of income taxes	15,907	16,355	40,150	49,249
Income (loss) from discontinued operations, net of income taxes	(924)	970	(2,177)	(552)
Net income	$14,983	$17,325	$37,973	$48,697

Basic earnings (loss) per share:
Income from continuing operations	$0.91	$0.94	$2.28	$2.82
Income (loss) from discontinued operations	(0.05)	0.05	(0.12)	(0.03)
Basic earnings per share	$0.86	$0.99	$2.16	$2.79

Diluted earnings (loss) per share:
Income from continuing operations	$0.89	$0.91	$2.25	$2.73
Income (loss) from discontinued operations	(0.05)	0.05	(0.12)	(0.03)
Diluted earnings per share	$0.84	$0.96	$2.13	$2.70

Provision for income taxes was 37.5% of income from continuing operations before income taxes for the three months and nine months ended June 30, 2010. The respective rate was 39.5% for both comparative periods in fiscal 2009. The effective rate has declined as a greater share of the Company’s income is being generated in jurisdictions with lower tax rates than those in the United States.

Income from continuing operations, net of income taxes was $16.4 million, or $0.91 per diluted share, for the three months ended June 30, 2010, compared with $15.9 million, or $0.89 per diluted share, for the same period in fiscal 2009. The increase in income from continuing operations, net of income taxes of $0.5 million is primarily driven by increases in revenue within the Operations Segment and a decline in the Company’s effective tax rate resulting from a larger mix of international business, offset by a $6.3 million, pre-tax, insurance recovery in the year-ago period.

Income from continuing operations, net of income taxes was $49.2 million, or $2.73 per diluted share, for the nine months ended June 30, 2010, compared with $40.2 million, or $2.25 per diluted share, for the same period in fiscal 2009. The increase in income from continuing operations, net of income taxes of $9.0 million is primarily driven by increases in revenue within the Operations Segment, as well as a decline in the Company’s effective tax rate, resulting from a larger mix of international business.

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

During fiscal 2008, the Company disposed of five business divisions. Although these sales occurred prior to September 30, 2008, the final sales prices for these divisions were based upon evaluation of the net assets transferred to the purchaser. Accordingly, further losses on disposal continued to be recorded during the nine months ended June 30, 2009.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Revenue	$8,847	$7,661	$26,272	$22,093

Income (loss) from discontinued operations	$(1,528)	1,552	(3,590)	(884)
Provision for (benefit from) income taxes	(604)	582	(1,418)	(332)
Income (loss) from discontinued operations	$(924)	$970	$(2,172)	$(552)

Loss from discontinued operations	—	—	(9)	—
Benefit from income taxes	—	—	(4)	—
Loss on disposal	—	—	(5)	—

Income (loss) from discontinued operations	$(924)	$970	$(2,177)	$(552)

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

Cash Flows

	Nine Months Ended June 30,
(dollars in thousands)	2009	2010

Net cash provided by (used in):
Operating activities — continuing operations	$25,791	$119,770
Operating activities — discontinued operations	(2,306)	(1,573)
Investing activities — continuing operations	(14,956)	(26,890)
Investing activities — discontinued operations	(36)	—
Financing activities — continuing operations	(35,776)	(24,384)
Effect of exchange rate changes on cash and cash equivalents	(656)	(1,679)
Net increase/(decrease) in cash and cash equivalents	$(27,939)	$65,244

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2010 was $119.8 million, compared to $25.8 million for the same period in fiscal 2009. The difference of $94.0 million is primarily driven by (1) improved operating results, particularly in the Company’s overseas contracts, (2) advanced payments received in the United Kingdom and Australia from favorable billing terms and to cover the start-up costs of new projects, and (3) the receipt of $7.5 million of insurance recoveries in the current year, compared with the payment in fiscal 2009 of $40 million, offset by insurance recoveries of $18.8 million to cover arbitration matters which have not recurred in the current period.

Cash used in operating activities from discontinued operations for the nine months ended June 30, 2010 was $1.6 million, compared to $2.3 million for the same period in fiscal 2009. Discontinued operations in 2010 have been adversely affected by payments relating to the mutual termination of a contract, offset by large cash receipts from customers.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2010 was $26.9 million, compared to $15.0 million for the same period in fiscal 2009. The increase in cash used in investing activities from continuing operations of $11.9 million is primarily attributable to payments made for the acquisition of the DeltaWare business in the current period.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2010 was $24.4 million, compared to $35.8 million for the same period in fiscal 2009. The decrease in cash used in financing activities from continuing operations of $11.4 million is primarily attributable to the decline in repurchases of common stock. Repurchases of common stock were $22.5 million in fiscal 2010, compared with $30.0 million in fiscal 2009.

The adverse effect of exchange rate changes on cash and cash equivalents of $1.7 million in the nine month period ended June 30, 2010 was due to the impact of the strengthening United States dollar on cash and cash equivalents held in our foreign operations.

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

	Nine Months Ended June 30,
(dollars in thousands)	2009	2010

Cash provided by operating activities — continuing operations	$25,791	$119,770
Purchases of property and equipment	(10,604)	(10,383)
Capitalized software costs	(5,037)	(6,307)
Free cash flow from continuing operations	$10,150	$103,080

Repurchases of the Company’s common stock

Under a resolution adopted in July 2008, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2009, the Company repurchased 927,690 common shares at a cost of $30.0 million. During the nine months ended June 30, 2010, the Company repurchased 442,777 common shares at a cost of $22.5 million. At June 30, 2010, $38.1 million remained available for future stock repurchases under the July 2008 resolution.

Credit arrangements

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2010, letters of credit totaling $10.3 million were outstanding under the Credit Facility.

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

The Credit Facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of June 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition (see Note 3 — Acquisition). This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At June 30, 2010, 1.2 million Canadian Dollars ($1.2 million) was outstanding under this agreement. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2009 and June 30, 2010, the Company had performance bond commitments totaling $71.1 million and $33.8 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Other

Our working capital at June 30, 2010 was $193.1 million. At June 30, 2010, we had cash and cash equivalents of $153.1 million and $1.2 million of debt. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash at June 30, 2010 was $3.8 million. Restricted cash represents amounts collected on behalf of certain customers where its use is restricted to the purposes specified under our contracts with these customers, and amounts on deposit with foreign banks as compensating balances for certain bank guarantees.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2010, $6.9 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On July 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2010, to shareholders of record on August 16, 2010.

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

During the nine months ended June 30, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company adopted this standard in the current fiscal year and applied the standard to the acquisition of DeltaWare (see Note 3 - Acquisition). The Company will utilize this standard on all such future transactions.

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

In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. The Company will adopt this standard on a prospective basis on October 1, 2010. We do not believe the adoption of this standard would have materially affected the accounting treatment for our existing contracts.

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

(b)                                 Changes in Internal Control over Financial Reporting

By the third quarter of fiscal 2010, the Company had substantially completed the phased implementation of an enterprise resource planning (“ERP”) system and completed installation of core financial modules for all US based divisions. We have updated the Company’s internal controls over financial reporting as necessary to accommodate modifications to business processes and accounting procedures. However, the internal control design remained substantially unchanged for the implementation. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                             Legal Proceedings.

The Company is involved in various legal proceedings, including the matter described below, in the ordinary course of its business.

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

In August 2010 the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. The Company will work with the customer to resolve this matter before the audit report is finalized. To the extent that resolution is not reached, MAXIMUS will contest the matter through the dispute resolution process set forth in the contract.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2010 — Apr. 30, 2010	—		$—	$45,309

May. 1, 2010 — May 31, 2010	59,636	59.36	59,636	$41,994

June. 1, 2010 — June 30, 2010	76,300	58.48	76,300	$38,080

Total	135,936	$58.87	135,936

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

MAXIMUS, INC.

Date: August 5, 2010	By:	/s/ David N. Walker
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