Form 10-K
period 2010-09-30
MAXIMUS INC
filed 2010-11-19
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2010 was $925,056,016 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 17,210,381 shares of the registrant’s Common Stock outstanding as of November 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on March 18, 2011, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2010

PART I

ITEM 1.  Business.

General

We provide business process outsourcing services to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is primarily focused on administering government-sponsored programs such as Medicaid, the Children’s Health Insurance Program (CHIP), health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada and the United Kingdom. We use our expertise, innovative business processes and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to beneficiaries.

Our core health and human services business has benefited from steady demand over the last five years. We have not experienced any material adverse change in demand as a result of government budgetary pressures. We believe the critical nature of our services in helping governments provide and administer important safety net programs in the United States, such as Medicaid, welfare-to-work and CHIP, to the most vulnerable populations helps insulate our services from significant downward pressure, particularly during an economic downturn. We also administer several international government-sponsored health and human services programs, most notably welfare-to-work, to help people find employment and achieve self-sufficiency in Australia and the United Kingdom. Favorable legislation and austerity measures that seek to help governments run more efficiently and cost effectively will continue to create demand for our core services.

During fiscal 2010, the Company acquired DeltaWare, an eHealth business in Canada, and sold the non-strategic ERP business unit. In fiscal 2008, MAXIMUS acquired a workforce services business in the United Kingdom and divested five non-core business units. These transactions were designed to allow the Company to better focus on its core health and human services businesses, as well as expand our geographic presence and enhance our service offerings through complementary acquisitions. For more details on these transactions, see “Note 3. Acquisition” and “Note 21. Discontinued Operations” within Item 8 of this Form 10-K.

For the fiscal year ended September 30, 2010, we had revenue from continuing operations of $831.7 million and net income from continuing operations of $69.4 million.

Market Overview

We expect that demand for our core health and human services offerings will continue to increase driven by new legislation, austerity measures and increasing caseloads as governments strive to deliver more services with fewer resources. New legislation such as the Affordable Care Act (ACA) in the United States and welfare reform initiatives abroad has created increased demand for our services and should continue to create increased demand for our services over the next several years. We believe that we remain well-positioned to benefit from this increasing demand as governments look for ways to improve overall program efficiency and achieve value for funds spent on social programs.

Demand for our services is contingent upon factors that affect government, including:

•                  The need for state governments, which run federally mandated and federally funded programs such as Medicaid and CHIP, to deliver efficient, cost-effective services to program beneficiaries while meeting requirements to maintain federal matching funds.

•                  The requirement of state governments to implement federal initiatives, such as the ACA (health care reform), which will expand health insurance coverage to millions of Americans.

•                  The impact of continued budgetary pressures, which compels governments to operate more programs with the same level of resources and/or implement austerity measures as a method to address rising costs associated with social benefits programs.

•                  The need to improve business processes, innovate, and update technology. In the United States, governments are likely to seek outside sources as they face the possibility of an increasing number of government workers eligible for retirement, coupled with the stovepipe systems and antiquated processes that cannot scale effectively to support projected caseload growth.

As a result, governments utilize business process outsourcing companies, such as MAXIMUS, to help them deliver efficient, cost-effective services to beneficiaries on their behalf. MAXIMUS possesses the knowledge and resources to efficiently operate government health and human programs and maintain requirements to achieve the maximum ongoing federal funding. With the ability to tightly balance resources with demand, MAXIMUS also offer flexibility and scalability that governments do not always possess.

Health Services Market Environment

Over the past decade, health care costs have substantially risen in the United States, a trend likely to continue over the long term. U.S. health care spending, among the highest of all industrialized countries, is increasing at a rate that outpaces inflation and national income growth. Stemming these costs as well as improving quality and access to health care is a major policy priority for government.

As a result, in March 2010, Congress passed the Affordable Care Act (ACA), a comprehensive overhaul of the health insurance system in the United States that initially seeks to expand beneficiaries’ access to health care, while ultimately improving quality and reducing overall costs of health care delivery. Most notably, ACA aims to expand health insurance coverage to over 30 million Americans in 2014 and beyond, primarily by expanding the Medicaid program through federal matching funds to cover more low-income individuals and families. In the interim, state fiscal realities have also prompted the expansion of Medicaid managed care to new populations — including the aged, blind and disabled populations — that have historically been served through fee-for-service Medicaid. Although these populations represent only 30% of the Medicaid population, they are responsible for approximately 70% of the costs. We believe we are well-positioned to benefit from the expected volume increases associated with Medicaid expansion due to our existing client base of states where we serve as the administrative enrollment vendor for 13 Medicaid managed care programs, which is 64% of the market served by third party administrators. ACA also extends CHIP through 2019, provides increased matching federal funds, and guarantees funding through 2015. We currently serve as the administrative vendor for CHIP in five states, which comprises approximately 68% of the market served by third party administrators.

The law also promotes the integration of new health insurance exchanges with existing state Medicaid and CHIP programs to provide for “no wrong door” of entry for program beneficiaries. A health insurance exchange is an insurance marketplace where individuals and small businesses can shop, compare and buy affordable and qualified health benefit plans. As a consequence, and in light of persistent budget pressures, state priorities now include the modernization of eligibility and enrollment processes for public health insurance programs such as Medicaid and CHIP. The goal of these modernization efforts is to improve access to health insurance for beneficiaries by simplifying and streamlining the eligibility and enrollment process, and allow for the seamless movement of subsidized populations among the various programs. We are currently supporting efforts in Colorado and New York to modernize their eligibility and enrollment processes for their subsidized health insurance programs. These programs may serve as the model as these states seek to set up their health insurance exchange to meet the ACA requirement of establishing an operational health insurance exchange by January 1, 2014. Many of the functions of a health insurance exchange are similar to the functions that we provide under Medicaid and CHIP: consumer outreach and education, eligibility and enrollment, customer contact centers, and comprehensive business process managed services to help beneficiaries navigate the new health insurance exchanges.

Other important features of ACA include funding for long-term care allowing states to offer home and community based services to elderly and disabled individuals through Medicaid rather than institutional care in nursing homes. As the population continues to age there is an increasing demand for quality and cost effective, long-term care in the least restrictive environment.

ACA also includes enhanced consumer protections for health insurance appeals. The law requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. This expands the requirement to ERISA plans which previously were not required to have an objective independent health appeals process. We are one of the largest providers of evidence-based health insurance appeals to Medicare and over 30 state agencies.

We believe the current health environment positions us to benefit from demand as governments must meet the requirements established under ACA. We believe states may be challenged to achieve these requirements and, as a result, are turning to business process outsourcers such as MAXIMUS to provide repeatable processes, proven solutions and consumer-friendly services. Overall, we expect the underlying demand for our services to increase due to the fundamental need for governments to provide these services to beneficiaries on an expanding and ongoing basis.

Human Services Market Environment

The Human Services market has experienced increased demand driven by the need for governments to reduce costs and improve efficiency. The most dynamic portion of the market is in the welfare-to-work area where governments worldwide are seeking to model new welfare reforms after the Wisconsin Works (W-2) program. Since 1997, we have provided welfare-to-work services in Wisconsin when the W-2 program was launched and we continue to serve as one of its vendor agencies today. W-2 is considered to be one of the most ambitious and comprehensive welfare reform initiatives undertaken and is credited with breaking the cycle of poverty and beneficiaries remaining on welfare for life. The “Wisconsin Model” also paved the way for privatization of welfare-to-work programs and demanded accountability from its vendor partners through performance-based measures and employment outcomes. This model, with which MAXIMUS has a substantial amount of knowledge and expertise, is being emulated around the world and privatized, with MAXIMUS being a leading provider.

We believe we are well positioned to compete for these global welfare-to-work opportunities because of our established presence, strong brand recognition and ability to achieve the requisite performance requirements and outcomes outlined in the new reform measures. We offer clients demonstrated results and over twenty years of proven experience in administering welfare-to-work programs. MAXIMUS provides welfare-to-work services in several states and countries. In Australia, MAXIMUS is one of the largest and highest rated welfare-to-work providers where we operate 74 sites and 40 outreach locations. We also have an established presence in the U.K.’s welfare-to-work market and presently provide employment and job training services under the UK’s previous Flexible New Deal program which is planned to be consolidated into the new Work Programme. We believe reform initiatives coupled with our experience, expertise and proven solutions will continue to drive demand for our welfare-to-work services.

In 2010, the United Kingdom’s coalition government unveiled an austerity program to reduce mounting debt.  A key feature of the plan involves comprehensive system-wide welfare reform, which is expected to yield a total savings of approximately £18 billion each year by 2014-2015. Under the Department of Work and Pensions (DWP), the welfare system overhaul will be complemented by the new Work Programme. The new Work Programme consolidates many of the U.K.’s disparate welfare-to-work programs — including the Flexible New Deal, Pathways to Work and Work Choice — into a single back-to-work program. Eligible providers must bid onto the Buying Framework prior to bidding for the 11 regional lots. DWP expects to appoint between three to eight organizations to each of the 11 regional lots and use the Buying Framework to identify organizations that have the capacity and expertise to deliver not only the Work Programme, but other potential employment related support services contracts, including those that may attract European Social Fund (ESF) support.

In addition to welfare reform, we have seen an increase in initiatives to utilize private firms for children’s services such as child support enforcement. MAXIMUS currently provides services to the Family Maintenance Enforcement Program in British Columbia as well as several jurisdictions’ throughout the United States including Shelby County, Tennessee, which was one of the largest child support privatization efforts in the United States.

As a result of measures to reduce costs and improve efficiency, coupled with our established presence, we believe we are well-positioned to benefit from an increase in demand for our core human services business across several geographies.

Our Clients

Our primary customers are government agencies at the federal and state level and, to a lesser extent, at the county and municipal level. In the United States, while certain of our direct customers may be state governments, a significant amount of our revenue from states is ultimately provided by the federal government in the form of cost sharing arrangements with the states, such as is the case with Medcaid programs. In fiscal 2010, approximately 59% of our total revenue was derived from state and local government agencies whose programs received significant federal funding, 27% from foreign government agencies, 9% from U.S.-based federal government agencies, and 5% from other sources (such as municipal or commercial customers).

For the year ended September 30, 2010, we derived approximately 12% and 18% of our consolidated revenue from contracts with the States of California and Texas, respectively, and 16% of our consolidated revenue from the Government of Australia.

We typically contract with government clients under four primary contract types including performance based, cost plus, fixed fee for service, and time and materials. For the year ended September 30, 2010, 47% of our contracts were performance based, 29% were cost plus, 21% were fixed fee for service, and 3% were time and materials.

Generally, the relationships with our clients are long-term multi-year contracts, subject to option years and periodic rebids. See below under “Backlog” for more details.

Our Business Segments

During the fourth quarter, the Company aligned its organization of the business to reflect its focus on the administration of government health and human services programs. As a result of this organizational realignment, the Company has reclassified its segment financial information to reflect the two new operating segments of Health Services and Human Services. The results of the segments have been reclassified for all periods shown. For more information concerning our segment presentation, including comparative revenue, gross profit, operating profit, identifiable assets and related financial information for the 2008, 2009 and 2010 fiscal years, see “Note 19. Business Segments” within Item 8 of this Form 10-K.

Health Services Segment

Our Health Services Segment generated 62% of our total revenue in fiscal 2010. The Health Services Segment provides a variety of business process outsourcing (BPO) and administrative support services, as well as consulting services for state, provincial, and federal government programs, such as: Medicaid, CHIP, SNAP (Supplemental Nutrition Assistance Program), Medicare and Health Insurance BC (British Columbia). The segment’s services help improve the efficiency, cost effectiveness, quality and accountability of government sponsored health benefit programs. Our BPO services are centered on legislative initiatives and mandated programs such as the Affordable Care Act (Health Care Reform), Medicaid, CHIP, Medicare and Long-term Care. In this segment, our BPO and consulting services include:

•                  Comprehensive government health insurance program administration

•                  Health insurance program eligibility and enrollment services to improve access to health care for citizens and help beneficiaries make the best choice for their health insurance coverage

•                  Eligibility and enrollment modernization for government health benefit programs

•                  Consumer outreach and education to support government health insurance programs and provide multi-channel self-service options, including consumer friendly toll-free phone numbers, Websites and Web-based portals for easy enrollment

•                  Application assistance and enrollment counseling to beneficiaries

•                  Premium payment processing and administration such as invoicing and reconciliation

•                  Multilingual customer contact centers

•                  Objective, evidence-based health appeals

•                  Comprehensive eHealth solutions with the Medigent® product suite

•                  Independent medical reviews

•                  Health plan oversight

•                  Medicaid Management Information System (MMIS) planning and oversight

•                  Specialized program consulting services

Human Services Segment

Our Human Services Segment generated 38% of our total revenue in fiscal 2010, with over half generated outside the United States, primarily in Australia and the United Kingdom. The Human Services Segment provides a variety of administrative support and case management services for federal, national, state and county human services agencies including welfare-to-work programs, child support enforcement, higher education services and K-12 special education services.  Our services include:

•                  Comprehensive workforce services — including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services — to help disadvantaged individuals transition from government assistance programs to employment

•                  Full and specialized child support case management services, call center operations, and program and systems consulting services

•                  Management tools and professional consulting services for higher education institutions

•                  K-12 special education case management solutions

•                  Program consulting services including independent verification and validation, cost allocation plans, and repeatable management services and other specialized consulting offerings

•                  Business and tax credit services for employers

Foreign Operations

The Company operates in the United States, Australia, Canada, the United Kingdom and Israel. The distribution of revenues and assets between the United States, Australia and the rest of the world are included in “Note 19. Business Segments” within Item 8 of this Form 10-K.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government-funded health and human services programs. Our reputation and extensive experience over the last 35 years give us a competitive advantage as governments value the level of expertise and brand recognition that MAXIMUS brings to its customers. The following are the competitive advantages that allow us to capitalize on various market opportunities:

Proven track record and exceptional brand recognition.  Since 1975, we have successfully assisted governments in delivering cost-effective services to beneficiaries on government programs. We operate large-scale program management operations on behalf of government agencies, improving the quality of services provided to beneficiaries, which has further enhanced our brand recognition with government agencies.

Subject matter expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration, and operation of government health and human services programs. Many of our employees have worked for governments in management positions and are better able to understand and advance service capabilities that are of the most value, practical, and effective for our clients.

Intellectual property that supports the administration of government programs.  We have proprietary case management solutions to support our health and human services business lines. By leveraging a common framework, MAXIMUS shortens, and sometimes eliminates, the development lifecycle to enable configuration for accelerated takeover of operations, providing clients with a significant amount of flexibility and support. By taking advantage of a large number of shared technical and business components, we reduce development costs and deliver clients increased capabilities and efficiencies related to workflow, calendaring and action plan management. As a market-share leader in CHIP and enrollment Broker, our shared core infrastructure provides price competitive advantages over other potential competitors. We have deployed these proven product solutions across several health and human services projects for clients such as Pennsylvania, New York and the United Kingdom. We have also made investments in business process modeling and monitoring tools to further enhance our operational efficiency. These assets, when combined with our subject matter expertise offer clients significant advantages over pure service providers who depend on third-party software.

Financial strength.  We maintain a strong balance sheet, generate consistent annual cash flow, and have minimal long-term debt. We possess the financial flexibility and sufficient cash on-hand to support client operations including ongoing technology investments and working capital for high-profile public health and human services programs.

Focused portfolio of services with a single-market emphasis.  We are one of the largest publicly traded companies that provide a portfolio of BPO health and human services specifically to government customers. Our government program expertise differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to manage the complexities of pursuing opportunities and serving health and human services government agencies efficiently. Our focused portfolio offers clients a continuum of service capabilities from consulting engagements to component services to full-service solutions.

Established international presence.  International governments are seeking to implement austerity measures as a means to improve government-sponsored health and human services programs and contain costs. We have an established presence in Australia, Canada and the United Kingdom with a focus on delivering cost effective welfare-to-work and health insurance eligibility and enrollment services to beneficiaries on behalf of governments.

Expertise in competitive bidding.  Government agencies typically award contracts through a comprehensive, complex and competitive Requests for Proposals (RFPs) and bidding process. With over 35 years of experience in responding to RFPs, we have the necessary experience to navigate government procurement processes. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.

Competition

The market for providing our services to government agencies can be competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, the market is difficult for new, unknown competitors. The complex nature of competitive bidding and required investment in subject-matter expertise, repeatable processes, and support infrastructure creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement.

Our primary competitors in the Health Services Segment in the United States are ACS, a Xerox Company (ACS); EDS, an HP Company and specialized private service providers. Our primary competitors in the Human Services Segment market include Serco, Atos Origin, private services and specialized consulting companies and non-profit organizations.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of operations program management and consulting services to government agencies. The key components of our business growth strategy include the following:

•                  Pursue new domestic and international business opportunities and expand our customer base. With over 30 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We seek to grow our domestic and international base business by leveraging our existing core capabilities and pursuing opportunities with new and current clients.

•                  Grow long-term, recurring revenue streams.  We seek to enter into long-term relationships with clients to meet their ongoing and long-term business objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are also beneficial to the Company.

•                  Pursue strategic acquisitions.  We will selectively identify and pursue strategic acquisitions. Acquisitions can provide us with a rapid, cost-effective method to enhance our services, obtain additional skill sets, expand our customer base, cross-sell additional services, enhance our technical capabilities, and establish or expand our geographic presence.

•                  Continue to optimize our current operations and drive innovation and quality to customers.  MAXIMUS continues to seek efficiencies and optimize operations in order to achieve sustainable, profitable growth. We will continue to drive improved business process managed services to clients to improve cost effectiveness, program efficiency and overall program scalability as governments deal with rising demand and increasing caseloads.

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

•                  Focus on core health and human services business lines.  We have focused our core business offerings around delivering business process managed services to government health and human services agencies. Our sharpened focus and established presence positions us to benefit from Health Care Reform in the United States and Welfare Reform initiatives abroad.

See Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors” for information on risks and uncertainties that could affect our business growth strategy.

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers and decision makers to understand the evolving needs of government agencies as they seek to optimize their programs. We have a team of business development professionals who ensure that we understand the needs, requirements, legislative initiatives, and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. As part of the procurement, we respond to competitive requests for bids through the government procurement process.

Legislative Initiatives

MAXIMUS actively monitors legislative initiatives and responds to opportunities as they develop. Over the past several years, legislative initiatives created new growth opportunities and potential markets for MAXIMUS. Legislation passed in the United States and in the United Kingdom have large public policy implications for all levels of government and present viable business opportunities in the health and human services arena. MAXIMUS is well-positioned to meet the operations program management and consulting needs resulting from legislative actions and subsequent regulatory and program implementation efforts.

Some recent legislative initiatives that have created new growth opportunities for us in the government market include the following:

Affordable Care Act. In March 2010, the United States enacted comprehensive health care reform, known as the Affordable Care Act (ACA). This new law expands access to health coverage to more than 30 million Americans, protects consumer rights, controls health care costs, and improves the overall health care delivery system over the course of the next four years and beyond. Many components of the ACA will require states to pass legislation and create program regulations. The law presents several business opportunities for MAXIMUS to offer our expertise in the administration of public programs, including:

•                  Establishment of Exchanges, insurance marketplaces where individuals and small businesses can buy affordable and qualified health benefit plans.

•                  Expansion of Medicaid where states will receive federal matching funds to cover more low-income individuals and families.

•                  Extension of CHIP through 2019 and the extension of funding through 2015, which is two additional years beyond the Children’s Health Insurance Program Reauthorization Act (CHIPRA) of 2009 .

•                  Modernization of eligibility and enrollment processes for public health insurance programs.

•                  Development of consumer-friendly education and outreach materials, including easy-to-use Websites, so beneficiaries with varying literacy levels can compare options and select the appropriate health insurance coverage.

•                  Funding for long-term care allowing states to offer home and community based services to elderly and disabled individuals through Medicaid rather than institutional care in nursing homes.

•                  Creation of Pre-Existing Condition Insurance Plans (PCIP) to provide health coverage to individuals, who have been denied health insurance by private insurance companies because of a pre-existing condition, through high risk pools.

•                  Consumer protection through an external review process and the option for individuals to appeal coverage determinations or claims to insurance companies.

•                  Implementation of eHealth requirements for a secure, confidential and electronic exchange of health information.

Education, Jobs and Medical Assistance Act. Signed into law in August 2010, this act extends the 6.2% increase in the Federal Medical Assistance Percentage (FMAP) set by the American Recovery and Reinvestment Act (ARRA) through June 30, 2011. The passage of this bill has both preserved and expanded Medicaid potential business for MAXIMUS.

Children’s Health Insurance Program Reauthorization Act (CHIPRA). CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the Affordable Care Act of 2010 (ACA), CHIP has been extended through 2019 and funding has been extended through 2015, which is two additional years beyond the original CHIPRA Act. By expanding state options to find and enroll eligible children through “express lane eligibility” and “auto enrollment,” CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states for the administration of CHIP programs.

Work Programme in the United Kingdom. The Work Programme, part of the new Coalition government’s austerity and debt reduction measures, is a new government-sponsored welfare-to-work model that consolidates several existing employment programs into a single comprehensive back-to-work program in an effort to achieve higher quality, longer-term and sustainable employment outcomes for job seekers in the United Kingdom. MAXIMUS previously performed work under the Flexible New Deal. In 2010, the Department of Work and Pensions notified all FND vendors and vendors under several other welfare-to-work programs that all current contracts will expire on June 30, 2011 and that vendors may bid for a spot on a contract vehicle called the Buying Framework for the new Work Programme. Vendors who successfully bid to be a qualified vendor on the Buying Framework will then be eligible to bid for the estimated 11 regions throughout the United Kingdom, where it is expected that these 11 regions will be served by three to eight vendor organizations in each region.

American Recovery and Reinvestment Act of 2009 (ARRA).ARRA provides states with opportunities to accelerate the adoption of health information technology under the Health Information Technology for Economic and Clinical Health (HITECH) provisions. ARRA also contains an expansion of HIPAA (Health Information Portability and Accountability Act) rules beyond “covered entities” to include business associates of covered entities. These provisions provide MAXIMUS with business opportunities in the health information technology and eHealth market.

Deficit Reduction Act of 2005 (DRA). Enacted in the spring of 2006, the DRA reauthorized the TANF program of 1996 through 2010. On September 30, 2010, a TANF block grant was signed as part of a continuing resolution that extends government funding of programs through December 3, 2010. The DRA includes a number of key health and human service issues important to the MAXIMUS core health and human service businesses in the United States. The DRA requires states to engage more TANF cases in productive activities to find employment in order to achieve self-sufficiency, as well as establish and maintain work participation rates and verification procedures. The DRA also provides states with additional flexibility to make reforms to their Medicaid programs.

Backlog

At September 30, 2010, we estimated that we had approximately $2.1 billion of revenue in backlog. Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance- based contracts), but does not assume any contract renewals.

Increases in backlog result from the awarding of new contracts or the extension or renewal of existing contracts and option periods. Reductions come from fulfilling contracts and early termination of contracts. Increases and decreases can follow from changes in estimates.

Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. The backlog associated with our performance-based contracts are generally estimates based upon management experience of case loads and similar transaction volume from which actual results may vary.

We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2009 and 2010, were as follows:

	As of September 30,
	2009	2010
	(In millions)
Health Services	$1,050	$1,515
Human Services	750	$585
Total	$1,800	$2,100

The Company’s BPO businesses typically involve contracts covering a number of years. At September 30, 2010, the average weighted life of these contracts was in excess of five years, including options. Although the exercise of options is uncertain, we believe the incumbent enjoys significant advantages. The longevity of these contracts assists management in predicting revenues, operating income and cash flows. The Company expects approximately 41% of the backlog balance to be recognized in fiscal 2011 and expects backlog, in addition to anticipated option period renewals, to represent 97% of estimated 2011 revenues.

Seasonal Nature of Business

We may experience seasonality in our business particularly in our fourth fiscal quarter as a result of tax credit work in the Human Services Segment. In addition, the summer and winter holiday vacations can impact the financial results for all of our segments. Specifically, reductions in working days due to holidays and vacations may impact our sales and accounts receivable, primarily in our first fiscal quarter.

Employees

As of September 30, 2010, we had 6,834 employees, consisting of 4,470 employees in the Health Services Segment, 2,187 employees in the Human Services Segment and 177 corporate administrative employees. Our success depends in large part on attracting, retaining, and motivating talented, innovative, and experienced professionals at all levels.

As of September 30, 2010, 343 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 184 employees covered by the MAXIMUS BC Health Benefits Operations, Inc. collective bargaining agreement with the British Columbia Government and Services Employees’ Union (“BCGEU”). Within our subsidiary Themis Program Management and Consulting Limited, we have two agreements. Under the first agreement, 148 employees are covered by a collective bargaining agreement with the BCGEU and, under the second agreement, 11 employees are covered by a collective bargaining agreement with the Professional Employees Association (“PEA”). These collective bargaining agreements expire on March 31, 2011.

As of September 30, 2010, 1,019 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

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

ITEM 2.  Properties.

We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2010, we leased 67 offices in the United States totaling approximately 1,055,000 square feet. In four countries outside the United States, we leased 113 offices containing approximately 430,000 square feet. The lease terms vary from month-to-month to seven-year leases and are generally at market rates.

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

In August 2010 the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6  million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. The Company is working with the customer to resolve this matter before the audit report is finalized. To the extent that a resolution is not reached, MAXIMUS will contest the matter through the dispute resolution process set forth in the contract.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “MMS.” The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2009:
First Quarter	$37.02	$25.94	$0.10
Second Quarter	40.93	32.78	0.12
Third Quarter	43.61	37.27	0.12
Fourth Quarter	48.49	39.10	0.12
Year Ended September 30, 2010:
First Quarter	$51.28	$43.41	$0.12
Second Quarter	62.01	47.57	0.12
Third Quarter	65.21	57.00	0.12
Fourth Quarter	62.25	53.52	0.12

As of October 31, 2010, there were 63 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 11,075 beneficial owners of our common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jul. 1, 2010 — Jul. 31, 2010	40,000	$57.23	40,000	$36,116

Aug. 1, 2010 — Aug 31, 2010	239,752	56.35	239,752	$23,813

Sep. 1, 2010 — Sep. 30, 2010	28,235	56.46	28,235	$122,755

Total	307,987	$56.48	307,987

(1)             Under a resolution adopted on July 22, 2008, which rescinds and supersedes all previous resolutions, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0  million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In September 2010, a further board resolution increased the authorized purchases by an additional $100  million. The Board of Directors has not set an expiration date for this authorized repurchase.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2005 to September 30, 2010, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and a peer group comprising Accenture, CGI, Hewlett Packard, IBM and Xerox. The peer group companies represent a mix of information technology, outsourcing and management consultancy businesses and reflect a cross section of businesses against whom the Company competes for business and executive talent. The peer group is weighted by market capitalization. In prior years, the cumulative shareholder return of our stock has been compared with the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index. As MAXIMUS has divested a number of businesses, the index is no longer seen as an appropriate gauge against which to monitor the Company’s performance. It has been included below for reference. This graph assumes the investment of $100 on September 30, 2005 in our common stock, the NYSE Stock Market (U.S. Companies) Index, our peer group and the NYSE/AMEX/NASDAQ Stocks (SIC 8740-8749 U.S. Companies) Management and Public Relations Services Index and assumes dividends are reinvested.

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

D.                                    The index level for all series was set to $100.0 on 09/30/2005.

Prepared by Zacks Investment Research, Inc. Copyright 1960-2010 CRSP Center for Research in Security Prices, Graduate School of Business, University of Chicago. Used with permission. All rights reserved.

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

	Year Ended September 30,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$557,974	$584,586	$699,552	$720,108	$831,749
Legal and settlement expense (recovery), net (1)	9,394	44,438	38,358	(4,271)	(5,351)
Write-off of deferred contract costs (2)	17,109	—	—	—	—
Gain on sale of building (3)	—	—	3,938	—	—
Operating income (loss) from continuing operations	(13,590)	(7,146)	46,028	88,589	107,406
Income (loss) from continuing operations	(4,053)	(10,954)	29,462	53,841	69,397
Income (loss) from discontinued operations (4)	6,513	2,699	(22,785)	(7,301)	1,012
Net income (loss) (5)	$2,460	$(8,255)	$6,677	$46,540	$70,409
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$(0.50)	$1.55	$3.06	$3.99
Income (loss) from discontinued operations	0.30	0.12	(1.20)	(0.41)	0.05
Basic earnings (loss) per share	$0.11	$(0.38)	$0.35	$2.65	$4.04
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$(0.19)	$(0.50)	$1.53	$3.01	$3.86
Income (loss) from discontinued operations	0.30	0.12	(1.18)	(0.41)	0.06
Diluted earnings (loss) per share	$0.11	$(0.38)	$0.35	$2.60	$3.92
Weighted average shares outstanding:
Basic	21,465	21,870	19,060	17,570	17,413
Diluted	21,465	21,870	19,305	17,886	17,965
Cash dividends per share of common stock	$0.40	$0.40	$0.40	$0.46	$0.48

	At September 30,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$156,860	$196,682	$119,605	$87,815	$155,321
Working capital	254,811	267,145	149,966	164,646	191,461
Total assets	558,501	564,464	454,954	433,234	527,741
Long-term debt, including capital lease obligations	2,044	417	—	—	1,411
Total shareholders’ equity	404,899	409,400	275,706	297,128	338,789

(1)                                  Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See “Note 17. Legal and Settlement Expense (Recovery), Net” to our consolidated financial statements for additional information.

(2)                                  During the quarter ended June 30, 2006, we determined that the estimated undiscounted cash flows associated with the Texas Integrated Eligibility project over its remaining term were insufficient to recover the project’s deferred contract costs. As a result, we recognized a non-cash impairment charge of $17.1 million to write off the full unamortized balance of the project’s deferred contract costs.

(3)                                  During the year ended September 30, 2008, the Company sold a 21,000 square foot administrative building in McLean, Virginia and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as a gain on sale of building in the consolidated statement of operations. See “Note 22. Sale of Building” to our consolidated financial statements for additional information.

(4)                                  On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6  million, net of transaction costs of $0.7  million, and recognized a pre-tax loss on sale of less than $0.1  million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In completing this sale, the Company elected to retain a single contract that had previously been included within the ERP division. This contract had identifiable cash flows and requires MAXIMUS to provide services which are dissimilar to other projects within the ERP division. The retained contract has been transferred to another business division within continuing operations. The results of this contract have been included in continuing operations for all the periods shown above. See “Note 21. Discontinued Operations” to our consolidated financial statements for additional information.

(5)                                  Under new accounting guidance effective since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. See “Note 18. Income Taxes” to our consolidated financial statements.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Forward-Looking Statements

Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward- looking statements due to a number of factors, including without limitation, the factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors.” As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

Business Overview

We provide business process outsourcing services to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs such as Medicaid, the Children’s Health Insurance Program (CHIP), health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada and the United Kingdom. We use our expertise, experience and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to program beneficiaries.

During recent years, the Company has made a number of changes to the business to eliminate unprofitable lines of business, focus on the Company’s core health and human services business, and put into place a risk management structure to enable focus on profitable growth. These steps have included the expansion of the Company’s core business, both domestically and internationally, the divestiture of several non-core businesses during 2008 and 2010, and the exit from an unprofitable contract in 2008, which resulted in a large legal and settlement expense in that year. The growth in 2010 in the welfare-to-work business in Australia and the United Kingdom has increasingly made the company a global competitor. We believe the growth in revenues and net income in these periods reflects the steps taken to improve the focus of this business.

During the fourth quarter, the Company aligned its organization of the business to reflect its focus on the administration of government health and human services programs. As a result of this organizational realignment, the Company has reclassified its segment financial information to reflect the two new operating segments of Health Services and Human Services. All historical results have been recast to reflect the organization in its current form. See “Note 20. Quarterly Information” to our consolidated financial statements for our unaudited quarterly segment income statement data.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2008	2009	2010
	(dollars in thousands, except per share data)
Revenue	$699,552	$720,108	$831,749
Gross profit	190,891	191,346	220,833
Selling, general and administrative expense	110,443	107,028	118,778
Selling, general and administrative expense as a percentage of revenue	15.8%	14.9%	14.3%
Gain on sale of building	3,938	—	—
Legal and settlement expense (recovery), net	38,358	(4,271)	(5,351)
Operating income from continuing operations	46,028	88,589	107,406
Operating margin from continuing operations	6.6%	12.3%	12.9%
Interest and other income, net	2,423	145	916
Provision for income taxes	18,989	34,893	38,925
Income (loss) from discontinued operations, net of income taxes	(17,150)	(5,734)	1,040
Loss on disposal	(5,635)	(1,567)	(28)
Net income	$6,677	$46,540	$70,409
Basic Earnings (loss) per share:
Income from continuing operations	$1.55	$3.06	$3.99
Income (loss) from discontinued operations	(1.20)	(0.41)	0.05
Basic earnings per share	$0.35	$2.65	$4.04
Diluted Earnings (loss) per share:
Income from continuing operations	$1.53	$3.01	$3.86
Income (loss) from discontinued operations	(1.18)	(0.41)	0.06
Diluted earnings per share	$0.35	$2.60	$3.92

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States dollars using average exchange rates from the previous fiscal year.

We also discuss organic growth revenue information to provide a framework for assessing how the business performed excluding the effect of business combinations. To provide this information, revenue from recently-acquired entities is removed from the current and prior years with no full-year comparative revenues.

Both constant currency and organic growth revenue information are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth as a measure of performance.

Revenue increased 15.5% to $831.7 million for the year ended September 30, 2010, compared with the prior year. Organic growth was responsible for 14.5% of this growth. On a constant currency basis, the revenue growth would have been 11.2%.

The principal driver of growth was the Human Services Segment. See “Human Services Segment” below.

Revenue increased 2.9% to $720.1 million for the year ended September 30, 2009, compared with the prior year. Organic growth was responsible for 2.0% of this growth. On a constant currency basis, the revenue increase would have been 6.1%.

The principal driver of growth for the 2009 fiscal year was strong results in our Health Services Segment. The Human Services Segment was adversely affected by the strong United States Dollar, which was partially offset by the benefit of a full year of operations from the Company’s UK subsidiary, which was acquired in the fourth quarter of fiscal 2008.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. In fiscal 2008, SG&A includes an additional charge of $2.2  million related to the under-estimation of stock option charges in 2006 and 2007. Without this adjustment, SG&A expenses in that year as a percentage of revenue would have been 15.5%. In 2010, SG&A included a bad debt charge of $2.2  million related to a long-term receivable balance. Without this charge, SG&A as a percentage of revenue would have been 14.0%. SG&A as a percentage of revenue has declined year-on-year for each of the last two years. This is the result of improved efficiencies within the business.

Operating income from continuing operations increased 21.2% in fiscal 2010 compared to fiscal 2009, from $88.6  million to $107.4  million. The increase of $18.8  million has been driven by growth in the business, the benefits of favorable exchange rates on foreign-sourced income, and increasing economies of scale in operating the business.

Operating income from continuing operations increased 92% in fiscal 2009, compared to fiscal 2008, from $46.0 million to $88.6 million. The increase of $42.6  million is primarily attributable to a $4.3 million legal and settlement recovery in 2009 compared with a charge of $38.4 million in 2008. See the discussion of Legal and Settlement expense below for a breakdown of this balance. In addition, fiscal 2008 benefited from a non-recurring $3.9 million gain on the sale of a property in McLean, Virginia.

Legal and settlement expense (recovery), net for fiscal years 2008, 2009 and 2010 was $38.4 million, ($4.3 million), and ($5.4 million), respectively. Legal and settlement expense (recovery) consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

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

	Year ended September 30,
	2008	2009	2010
	(Dollars in thousands)
Acquisition expenses	$—	$—	$254
Accenture Arbitration, Related Settlement and Insurance Recoveries, net	38,377	(6,300)	(7,500)
Other	(19)	2,029	1,895
Total	$38,358	$(4,271)	$5,351

In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS at the time of the settlement. In fiscal 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers, and in fiscal 2010 the Company recovered $7.5 million from another excess insurance carrier.

The decrease in interest and other income between 2008 and 2010 is primarily attributable to declines in market rates. At the beginning of fiscal 2008, the Company held a balance of cash and cash equivalents and marketable securities of $196.7 million. During the first quarter, $150 million was used as part of a share buyback, significantly reducing the cash balance and the consequent interest income. At the current time, the Company holds cash and cash equivalents in excess of $150 million but is generating significantly lower returns on this balance due to the decline of market rates. Approximately half of the interest earned in 2010 relates to interest on the loan note related to the sale of Unison MAXIMUS Inc., discussed below under Discontinued Operations.

Provisions for income taxes from continuing operations were 39.2%, 39.3%, and 35.9% in 2008, 2009 and 2010, respectively. The principal reason for the decline in the tax rate reflects the increasing amount of profit being recorded in foreign jurisdictions where income tax rates are lower than those within the United States of America. Certain non-recurring items, including adjustments to tax uncertainties and our operations in Israel, were responsible for a decline of 0.8% in the tax rate in 2010.

Health Services Segment

	Year ended September 30,
	2008	2009	2010
	(dollars in thousands)
Revenue	$465,660	$495,141	$514,258
Gross profit	126,729	131,547	130,276
Operating income	70,176	72,874	64,725
Operating margin percentage	15.1%	14.7%	12.6%

The Health Services Segment provides a variety of business process outsourcing and administrative support services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare, and the British Columbia Health Insurance Program.

In fiscal 2010, revenue increased 3.9% compared to fiscal 2009 driven by the acquisition of DeltaWare in 2010, which accounted for 1.4% of this growth, with the rest of the growth attributable to new work. Operating margin in 2010 was lower compared to fiscal 2009, principally due to the timing on contract rebids and the expansion of lower-risk, cost-reimbursable programs, where margins are typically lower.

Revenue increased 6.3% to $495.1 million in fiscal 2009 compared with fiscal 2008, driven by new work. Operating margin in fiscal 2009 was slightly lower compared to fiscal 2008, driven principally by the timing of contract rebids.

Human Services Segment

	Year ended September 30,
	2008	2009	2010
	(dollars in thousands)
Revenue	$233,892	$224,967	$317,491
Gross profit	64,162	59,799	90,557
Operating income	12,196	12,353	39,490
Operating margin percentage	5.2%	5.5%	12.4%

The Human Services Segment includes a variety of business process outsourcing, case management, job training, and support services for programs such as welfare-to-work programs, child support enforcement, K-12 special education, and other specialized consulting services.

Revenues increased 41.1% to $317.5 million in fiscal 2010 compared to fiscal 2009. The increase is primarily driven by program expansion in Australia (which commenced in the fourth quarter of fiscal 2009) and new work in the United Kingdom (which commenced in the first quarter fiscal 2010). Operating margin improvement in fiscal 2010 compared to fiscal 2009 was driven by margin improvement attributed to revenue growth in Australia and the United Kingdom, with the results tempered by cost growth on a fixed price education contract in the United States.

Revenues decreased 3.8% to $225.0 million in fiscal 2009 compared to 2008. Revenue growth in Australia was offset by declines related to the Company’s wind down of its Federal claiming business, which the Company formally exited in fiscal 2009. The Company had approximately $6.1 million of acquired growth from the United Kingdom business acquired in 2008, offset by $15.0 million of decline caused by foreign exchange. Operating margin of 5.5% was consistent with an operating margin of 5.2% in fiscal 2008.

Discontinued Operations

Enterprise Resource Planning (ERP)

On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recognized a pre-tax loss on sale of $1.3 million in fiscal 2009. In completing this sale, the Company elected to retain a single contract that had previously been included within the ERP division. This contract had identifiable cash flows and requires MAXIMUS to provide services which are dissimilar to other projects within the ERP division. The retained contract has been transferred to another business division within the Health Services segment.

Security Solutions

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million.

Unison MAXIMUS, Inc.

On May 2, 2008, the Company sold Unison MAXIMUS, Inc. for proceeds of $6.5 million. The sale transaction is structured as a sale of stock to the management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the management team who are shareholders of the buyer. The Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain and deferred interest of $4.6 million and $4.5 million is reflected as a deduction from the note receivable on the consolidated balance sheets as of September 30, 2009 and 2010, respectively.

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2008	2009	2010
	(Dollars in thousands)
Revenue	$131,113	$29,393	$27,054
Income (loss) from operations before income taxes	$(28,332)	$(9,478)	$1,664
Provision (benefit) for income taxes	(11,182)	(3,744)	624
Income (loss) from discontinued operations	$(17,150)	$(5,734)	$1,040
Loss on disposal before income taxes	$(9,314)	$(686)	$(45)
Provision (benefit) for income taxes	(3,679)	881	(17)
Loss on disposal	$(5,635)	$(1,567)	$(28)
Income (loss) from discontinued operations	$(22,785)	$(7,301)	$1,012

Quarterly Results

Set forth in “Note 20. Quarterly Information (unaudited)” to our consolidated financial statements (Item 8 of this Annual Report on Form 10-K) is selected income statement data for the eight quarters ended September 30, 2010. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

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

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2010 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating leases	$74,894	$28,984	$30,102	$10,702	$5,106
Long-term debt	1,411	—	176	282	953
Acquisition-related contingent consideration(1)	3,061	923	2,138	—	—
Deferred compensation plan liabilities	9,893	—	1,080	269	8,544
Total(2)	$89,259	$29,907	$33,496	$11,253	$14,603

(1)          Acquisition related contingent liabilities are based upon the achievement of profitability and sales targets. The fair value was determined based on a probability-weighted approach derived from management’s estimates. The timing and amount of these contingent payments are based upon our current assessment of the fair value of the liability. See “Note 3. Acquisition.”

(2)          Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized income tax benefits at September 30, 2010, we are unable to reasonably estimate settlements with taxing authorities. The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $1.5 million, of which approximately $0.3 million is related interest and penalties. See “Note 18. Income Taxes” of the Consolidated Financial Statements for a further discussion on income taxes.

Liquidity and Capital Resources

Current Economic Environment

Within the United States, the current economic environment facing state and local governments is extremely challenging. Not only are they experiencing declining tax revenues, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Certain states may delay payments to vendors as a result of budgetary constraints. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

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

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates offering unique local issues in addition to general global economic factors. Both Australia and the United Kingdom have had recent changes in government leadership and both appear set to attempt austerity measures to deal with significant debt and commitments.

	Year ended September 30,
	2008	2009	2010
	(dollars in thousands)
Net cash provided by (used in):
Operating activities—continuing operations	$54,144	$32,534	$140,971
Operating activities—discontinued operations	1,406	(1,901)	(2,530)
Investing activities—continuing operations	151,393	(26,946)	(32,395)
Investing activities—discontinued operations	(2,933)	(90)	—
Financing activities—continuing operations	(154,877)	(35,574)	(42,402)
Financing activities—discontinued operations	—	—	—
Effect of exchange rates on cash and cash equivalents	—	187	3,862
Net increase (decrease) in cash and cash equivalents	$49,133	$(31,790)	$67,506

Cash provided by operating activities from continuing operations was $141.0 million in fiscal 2010, an increase of $108.4 million compared to fiscal 2009. Principal drivers for this increase were an increase in net income of $23.9 million, favorable payment terms on certain contracts resulting in significant deferred revenue of $25.5 million, timing on cash collections of receivables of $22.2 million, and a non-recurring payment of $40  million made in conjunction with the legal settlement with TX HHSC and Accenture in December 2008, offset by $18.8  million of insurance recoveries. The legal settlement was recorded as an expense in fiscal 2008 but not paid until fiscal 2009.

Cash provided by operating activities from continuing operations in 2009 was $32.5 million, a decline of $21.6 million compared to fiscal 2008, notwithstanding improved profitability in 2009. The decline was principally driven by the payments of $40 million offset by recoveries of $18.8 million related to the legal settlement with TX HHSC and Accenture in December 2008.

Cash used in investing activities from continuing operations was $32.4 million in fiscal 2010, compared with $26.9 million in 2009. The increase of $5.5 million is principally driven by (1) $12  million of acquisition payments related to DeltaWare and other acquisitions in 2010, compared with $0.4  million in 2009, offset by (2) declines in overall capital spending of approximately $4.0  million following significant build out for contract expansions in Australia and the United Kingdom, as well as the completion of an Enterprise Resource Planning system for internal use in 2009, and (3) $1.7 million of cash received from the sale of the Company’s ERP division in 2010, compared with cash payments of $1.6  million related to other disposals in 2009.

Cash used in investing activities from continuing operations was $26.9  million in fiscal 2009, compared with cash provided by investing operations of $151.4  million in fiscal 2008. The difference of $178.3  million was primarily driven by the sale of $126.2 million of marketable securities, representing the entire balance held by the Company at the beginning of fiscal 2008, $37.7 million from the disposition of the Company’s Systems businesses in 2008, and $5.9 million from the sale of a building in 2008, offset by $3.1 million of cash outflow from the purchase of a business in the United Kingdom. The balance of the difference is driven principally by an increase in acquisitions of capital assets as the result of contract expansions in Australia and new work in the United Kingdom, as well as the installation of an ERP system for internal use in the United States.

Cash used in financing activities from continuing operations was $154.9  million, $35.6  million, and $42.4 million in fiscal years 2008, 2009, and 2010, respectively. These cash flows were principally driven by repurchases of common stock, including a price adjustment under an accelerated share repurchase agreement in 2008, of $150.6 million, $30.0  million, and $40.2  million in 2008, 2009, and 2010, respectively. Details of the Company’s share repurchase activity are set forth in “Note 13. Shareholders’ Equity”. The Company also paid $7.8  million, $8.1  million and $8.4  million in dividends in 2008, 2009, and 2010, respectively.

The beneficial effect of exchange rates of cash and cash equivalents of $3.9 million in the current year reflects the weakening of the United States Dollar and increases in our overseas cash balances, notably in Australia.

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

	Year ended September 30,
	2008	2009	2010
	(dollars in thousands)

Cash provided by operating activities – continuing operations	$54,144	$32,534	$140,971
Purchases of property and equipment	(10,380)	(19,694)	(13,936)
Capitalized software costs	(5,131)	(6,888)	(8,672)
Free cash flow from continuing operations	$38,633	$5,952	$118,363

Repurchases of the Company’s common stock

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

Under a resolution adopted in July 2008, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In September 2010, a further board resolution increased the authorized repurchases by an additional $100 million.

Total share purchases under these plans are summarized as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
Number of share acquired under:
ASR Agreement	3,758,457	—	—
July 2008 and September 2010 resolutions	386,600	927,690	750,764
Total	4,145,057	927,690	750,764
Total cost of shares (in thousands of dollars) acquired under:
ASR Agreement	$150,400	$—	$—
Price adjustment under ASR Agreement	(13,903)	—	—
July 2008 and September 2010 resolutions	14,066	30,046	40,217
Total	$150,563	$30,046	$40,217

As of November 19, 2010, the Company had repurchased an additional 37,500 shares at a cost of $2.3 million during the first quarter of fiscal 2011.

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

At September 30, 2010, the Company had issued three letters of credit under the credit facility totaling $10.3 million. A letter of credit for $10 million may be called by a customer in the event that the Company defaults under the terms of a contract. The letter was renewed in March 2010 and expires in March 2011. Two letters of credit totaling $0.3 million have been issued in relation to the Company’s insurance policies. These letters of credit expire in May 2011 and may be renewed annually thereafter. At September 30, 2010, the Company has capacity to borrow, subject to covenant constraints, of up to $23.3 million under this agreement.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition (see “Note 3. Acquisition”). This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At September 30, 2010, $1.4 million (1.4 million Canadian Dollars) was outstanding under this agreement. The balance will be repayable in forty quarterly installments commencing from July 1, 2012, with the final payment no later than fiscal 2022. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Other

Our working capital at September 30, 2009 and 2010 was $164.6 million and $191.5 million, respectively. At September 30, 2010, we had cash and cash equivalents of $155.3 million and debt of $1.4 million. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of September 30, 2010, $6.7 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On October 8, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2010 to shareholders of record on November 15, 2010. Based on the number of shares outstanding, the payment will be approximately $2.1 million.

We believe that we will have sufficient resources to meet our currently anticipated capital expenditure and working capital requirements for at least the next twelve months.

Off-balance sheet arrangements

We do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements.

Effects of Inflation

As measured by revenue, approximately 29% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 3% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed price and performance based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. In fiscal 2010, approximately 59% of our total revenue was derived from state and local government agencies; 27% from foreign customers; 9% from federal government agencies; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2010, revenue from performance-based contracts was approximately 47% of total revenue; revenue from cost-plus contracts was approximately 29% of total revenue; revenue from fixed-price contracts was approximately 21% of total revenue; and revenue from time and materials contracts was approximately 3% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

We recognize revenue on general service arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

We recognize revenue on fixed-price contracts when earned, as services are provided. For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known.

For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. Where obligations are fulfilled in a different pattern, revenue is generally recognized as services are provided, based upon outputs provided to the customer. With fixed-price contracts, we are subject to the risk of potential cost overruns. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. For transactions entered into after September 30, 2010, the Company will adopt updated accounting rules with respect to multiple-element arrangements. See “Note 2. Recent Accounting Pronouncements” in Item 8 of this Form 10-K.

Impairment of Goodwill.  Goodwill is typically obtained by the Company as a result of business combinations. Goodwill represents the difference between the consideration paid in acquiring the business and the fair value of the identifiable net assets acquired.

Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. Performing the goodwill impairment test requires judgment, including how we define reporting units and determine their fair value. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate the discounted cash flow results. When a portion of a reporting unit is disposed of, goodwill is allocated using the relative fair value method for purposes of calculating the gain or loss on disposal. In addition, a goodwill impairment test is performed for the remaining portion of the reporting unit.

The Company performs its annual impairment test as of July 1st of each year. At July 1, 2010, the Company performed the annual impairment test based upon the reporting units in existence at this time, which were consistent with the Company’s operating segments at this time, Consulting and Operations. Based upon this test, management determined that there had been no impairment of goodwill. Upon the reorganization of the business in the fourth quarter, goodwill balances were reallocated to the new reporting units and a further test for goodwill impairment was performed. This also did not demonstrate any evidence of goodwill impairment.

Changes in estimates and assumptions we make in conducting our goodwill impairment assessment could affect the estimated future fair value of one or more of our reporting units and could result in a goodwill impairment in the future. However, a 25% decline in the estimated fair value of any of our reporting units at July 1, 2010 or September 30, 2010 would not have resulted in a goodwill impairment charge.

Acquisition-related contingent consideration. For all acquisitions occurring after October 1, 2009, the Company is required to calculate the fair value of any contingent consideration included within the acquisition agreement. Subsequent changes to the fair value of the contingent consideration will be included as an expense or a benefit in the financial statements of the Company. The Company reassesses the most likely value of the consideration payable at each reporting period, based upon the financial performance or sales performance of the acquired entities and adjusts the liability to reflect these revised estimates. Any differences from the Company’s expectations of future profitability, both beneficially and adverse, will have an effect on the acquisition-related contingent consideration liability.

Capitalized Software Development Costs. All of the software development costs included within continuing operations relate to software which is intended for the Company’s internal use. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years.

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

Deferred Contract Costs.  Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2010.

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

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

The Company is exposed to foreign exchange fluctuations in the Australian Dollar, Canadian Dollar, British Pound and Israeli Shekel. During the year ended September 30, 2010, the Company earned approximately 27% of revenues and 39% of operating income from foreign subsidiaries. At September 30, 2010, approximately 35% of the Company’s assets are held by foreign subsidiaries. The Company mitigates its foreign exchange risks through maintaining sufficient capital within its foreign subsidiaries to support the short-term and long-term capital requirements of these businesses. The Company’s foreign subsidiaries typically incur costs in the same currency as they earn revenues, thus limiting the Company’s exposure to unexpected expenditures. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2009 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia

November 19, 2010

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$87,815	$155,321
Restricted cash	3,919	4,182
Accounts receivable—billed, net	133,485	136,260
Accounts receivable—unbilled	19,510	17,245
Current portion of note receivable	736	—
Prepaid income taxes	7,501	4,149
Deferred income taxes	5,389	13,290
Prepaid expenses and other current assets	19,749	25,702
Current assets of discontinued operations	14,007	—
Total current assets	292,111	356,149
Property and equipment, net	45,286	48,873
Capitalized software, net	18,969	24,715
Deferred contract costs, net	8,206	6,708
Goodwill	61,029	71,251
Intangible assets, net	2,455	7,778
Deferred income taxes	1,239	1,844
Deferred compensation plan assets	—	8,317
Other assets	3,939	2,106
Total assets	$433,234	$527,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,644	$49,200
Accrued compensation and benefits	31,738	40,807
Deferred revenue	22,177	58,070
Acquisition-related contingent consideration	—	923
Income taxes payable	—	7,120
Accrued liabilities	15,083	7,934
Liabilities of discontinued operations	13,823	634
Total current liabilities	127,465	164,688
Deferred revenue, less current portion	6,527	4,083
Long-term debt	—	1,411
Acquisition-related contingent consideration, less current portion	—	2,138
Income taxes payable, less current portion	1,871	1,793
Deferred income taxes	243	4,946
Deferred compensation plan liabilities	—	9,893
Total liabilities	136,106	188,952
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,161,849 and 27,487,725 shares issued and 17,599,029 and 17,174,141 outstanding at September 30, 2009 and September 30, 2010, at stated amount, respectively	338,739	352,696
Treasury stock, at cost; 9,562,820 and 10,313,584 shares at September 30, 2009 and September 30, 2010, respectively	(319,149)	(359,366)
Accumulated other comprehensive income	8,268	14,530
Retained earnings	269,270	330,929
Total shareholders’ equity	297,128	338,789
Total liabilities and shareholders’ equity	$433,234	$527,741

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended September 30,
	2008	2009	2010
Revenue	$699,552	$720,108	$831,749
Cost of revenue	508,661	528,762	610,916
Gross profit	190,891	191,346	220,833
Selling, general and administrative expenses	110,443	107,028	118,778
Gain on sale of building	3,938	—	—
Legal and settlement expense (recovery), net (Note 17)	38,358	(4,271)	(5,351)
Operating income from continuing operations	46,028	88,589	107,406
Interest and other income, net	2,423	145	916
Income from continuing operations before income taxes	48,451	88,734	108,322
Provision for income taxes	18,989	34,893	38,925
Income from continuing operations	29,462	53,841	69,397
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(17,150)	(5,734)	1,040
Loss on disposal	(5,635)	(1,567)	(28)
Income (loss) from discontinued operations	(22,785)	(7,301)	1,012
Net income	$6,677	$46,540	$70,409
Basic earnings (loss) per share:
Income from continuing operations	$1.55	$3.06	$3.99
Income (loss) from discontinued operations	(1.20)	(0.41)	0.05
Basic earnings per share	$0.35	$2.65	$4.04
Diluted earnings (loss) per share:
Income from continuing operations	$1.53	$3.01	$3.86
Income (loss) from discontinued operations	(1.18)	(0.41)	0.06
Diluted earnings per share	$0.35	$2.60	$3.92
Dividends per share	$0.40	$0.46	$0.48
Weighted average shares outstanding:
Basic	19,060	17,570	17,413
Diluted	19,305	17,886	17,965

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2007	22,194	$299,846	$1,730	$232,071	$(124,637)	$409,010
Net income	—	—	—	6,677	—	6,677
Foreign currency translation	—	—	3,806	—	—	3,806
Comprehensive income						10,483
Employee stock transactions	253	4,422	—	—	—	4,422
Cash dividends	—	—	—	(7,798)	—	(7,798)
Repurchases of common stock	(4,145)	—	—	—	(164,466)	(164,466)
Price adjustment under Accelerated Share Repurchase agreement	—	13,903	—	—	—	13,903
Non-cash equity based compensation	—	9,463	—	—	—	9,463
Tax benefit due to option exercises	—	689	—	—	—	689
Balance at September 30, 2008	18,302	328,323	5,536	230,950	(289,103)	275,706
Net income	—	—	—	46,540	—	46,540
Foreign currency translation	—	—	2,732	—	—	2,732
Comprehensive income						49,272
Employee stock transactions	225	2,292	—	—	—	2,292
Cash dividends	—	—	—	(8,054)	—	(8,054)
Repurchases of common stock	(928)	—	—	—	(30,046)	(30,046)
Dividends on RSUs	—	166	—	(166)	—	—
Non-cash equity based compensation	—	7,307	—	—	—	7,307
Tax benefit due to option exercises	—	651	—	—	—	651
Balance at September 30, 2009	17,599	338,739	8,268	269,270	(319,149)	297,128
Net income	—	—	—	70,409	—	70,409
Foreign currency translation	—	—	6,262	—	—	6,262
Comprehensive income						76,671
Employee stock transactions	326	2,763	—	—	—	2,763
Cash dividends	—	—	—	(8,375)	—	(8,375)
Repurchases of common stock	(751)	—	—	—	(40,217)	(40,217)
Dividends on RSUs	—	375	—	(375)	—	—
Non-cash equity based compensation	—	7,918	—	—	—	7,918
Tax benefit due to option exercises	—	2,901	—	—	—	2,901
Balance at September 30, 2010	17,174	$352,696	$14,530	$330,929	$(359,366)	$338,789

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2008	2009	2010
Cash flows from operating activities:
Net income	$6,677	$46,540	$70,409
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	22,785	7,301	(1,012)
Depreciation	8,845	8,882	12,857
Amortization	3,396	3,350	5,483
Deferred income taxes	(28,851)	26,471	(3,172)
Gain on sale of building	(3,938)	—	—
Gain on sale of fixed assets	—	(51)	—
Deferred interest income on note receivable	147	376	263
Non-cash equity based compensation	9,123	7,307	7,918
Changes in assets and liabilities, net of effects from divestitures:
Accounts receivable—billed	(12,694)	(13,052)	38
Accounts receivable—unbilled	(1,259)	(6,677)	2,415
Due from insurance carrier	(12,500)	12,500	—
Prepaid expenses and other current assets	(1,207)	(11,801)	(1,740)
Deferred contract costs	2,792	(2,882)	1,541
Other assets	(1,250)	(822)	(6,773)
Accounts payable	1,021	993	(407)
Accrued compensation and benefits	2,422	5,497	7,883
Deferred revenue	(90)	5,820	31,294
Income taxes	11,223	(20,503)	6,374
Other liabilities	47,502	(36,715)	7,600
Cash provided by operating activities—continuing operations	54,144	32,534	140,971
Cash provided by (used in) operating activities—discontinued operations	1,406	(1,901)	(2,530)
Cash provided by operating activities	55,550	30,633	138,441
Cash flows from investing activities:
Proceeds (payments) from sales of discontinued operations, net of transaction costs	37,678	(1,626)	1,700
Proceeds from sale of building, net of transaction costs	5,929	—	—
Acquisition of businesses, net of cash acquired	(3,150)	(406)	(11,960)
Proceeds from note receivable	237	972	473
Purchases of property and equipment	(10,380)	(19,694)	(13,936)
Capitalized software costs	(5,131)	(6,888)	(8,672)
Decrease in marketable securities	126,210	—	—
Proceeds from sale of equipment	—	696	—
Cash provided by (used in) investing activities—continuing operations	151,393	(26,946)	(32,395)
Cash used in investing activities—discontinued operations	(2,933)	(90)	—
Cash provided by (used in) investing activities	148,460	(27,036)	(32,395)
Cash flows from financing activities:
Employee stock transactions	4,422	2,292	2,763
Repurchases of common stock	(164,466)	(30,046)	(40,217)
Price adjustment under Accelerated Share Repurchase agreement	13,903	—	—
Payments on capital lease obligations	(1,627)	(417)	—
Tax benefit due to option exercises and restricted stock units vesting	689	651	2,901
Repayment of long-term debt	—	—	(7)
Issuance of long-term debt	—	—	533
Cash dividends paid	(7,798)	(8,054)	(8,375)
Cash used in financing activities—continuing operations	(154,877)	(35,574)	(42,402)
Cash provided by financing activities—discontinued operations	—	—	—
Cash used in financing activities	(154,877)	(35,574)	(42,402)
Effect of exchange rate changes on cash	—	187	3,862
Net increase (decrease) in cash and cash equivalents	49,133	(31,790)	67,506
Cash and cash equivalents, beginning of period	70,472	119,605	87,815
Cash and cash equivalents, end of period	$119,605	$87,815	$155,321

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2008, 2009 and 2010

1. Business and Summary of Significant Accounting Policies

(a) Description of Business

MAXIMUS, Inc. (the “Company” or “we”) provides business process outsourcing services to government health and human services agencies in the United States and to foreign governments. During the year, management made changes to the manner in which they operated the business. Following this reorganization, the Company conducts its operations through two business segments: Health Services and Human Services. The Health Services Segment provides a variety of business process managed services and administrative support services for state, federal, national and local government programs, including: Medicaid, Medicaid Managed Care, CHIP, Health Care Reform, Medicare and Health Insurance BC (British Columbia). The Human Services Segment provides a variety of administrative support and case management services for federal, national, state and county human services agencies including welfare-to-work programs, child support enforcement, higher education services and K-12 special education services.

Other than disclosed in Note 21, the Notes to Consolidated Financial Statements reflect operating results from continuing operations.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 17%, 17%, and 27% of total revenue for the years ended September 30, 2008, 2009 and 2010, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue Recognition

In fiscal 2010, approximately 59% of our total revenue was derived from state and local government agencies; 27% from foreign customers; 9% from federal government agencies; and 5% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time and materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2010, revenue from performance-based contracts was approximately 47% of total revenue; revenue from cost-plus contracts was approximately 29% of total revenue; revenue from fixed-price contracts was approximately 21% of total revenue; and revenue from time and materials contracts was approximately 3% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time and materials reimbursement contracts.

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

For other fixed-price contracts, revenue is recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. Where obligations are fulfilled in a different pattern, revenue is generally recognized as services are provided, based upon outputs provided to the customer. With fixed-price contracts, we are subject to the risk of potential cost overruns. Costs related to contracts may be incurred in periods prior to recognizing revenue. These costs are generally expensed. However, certain direct and incremental set-up costs may be deferred until services are provided and revenue begins to be recognized, when such costs are recoverable from a contractual arrangement. Set-up costs are costs related to activities that enable us to provide contractual services to a client. The timing of expense recognition may result in irregular profit margins.

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

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether (i) a delivered item has value to a customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair market value of the undelivered items; and (iii) whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have all three of these characteristics, we treat each deliverable item as a separate unit of accounting and apply the relevant revenue recognition guidance to each deliverable. For transactions entered into after September 30, 2010, the Company will adopt updated accounting rules with respect to multiple-element arrangements. See “Note 2. Recent Accounting Pronouncements.”

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

(h) Software Development Costs

All of the software development costs included within continuing operations relate to software which is intended for the Company’s internal use. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years.

(i) Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2010.

(j) Goodwill and Intangible Assets

Goodwill is typically obtained by the Company as a result of business combinations. Goodwill represents the difference between the consideration paid in acquiring the business and the fair value of the identifiable net assets acquired.

Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate the discounted cash flow results. When a portion of a reporting unit is disposed of, goodwill is allocated using the relative fair value method for purposes of calculating the gain or loss on disposal. In addition, a goodwill impairment test is performed for the remaining portion of the reporting unit.

The Company performs its annual impairment test as of July 1st of each year. At July 1, 2010, the Company performed the annual impairment test based upon the reporting units in existence at this time, which were consistent with the Company’s operating segments, Consulting and Operations. Based upon this test, management determined that there had been no impairment of goodwill.

During the fourth quarter, management reorganized the manner in which the Company is operated, which resulted in changes to the operating segments and reporting units. A further assessment was made of goodwill at this time, and no impairment was noted.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized using the straight-line method over one to ten years, based on their estimated useful lives.

(k) Long-Lived Assets (excluding Goodwill)

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated and a determination is made that the fair value of the asset is less than its book value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2010 are fully realizable.

(l) Legal and Settlement Expense (Recovery), Net

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

(m) Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. As of September 30, 2010, the Company had $4.0 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.1 million has been established against the related deferred tax asset. Evaluating the net operating loss carryforwards requires us to make certain estimates relating to the future operating results and cash flows to assess the valuation of the deferred tax assets.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination.

(n) Comprehensive Income

Comprehensive income includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income includes net income plus changes in cumulative foreign currency translation adjustments.

(o) Foreign Currency

The assets and liabilities of foreign operations are translated into U.S. dollars at current exchange rates, and revenue and expenses are translated at average exchange rates for the period. The resulting cumulative translation adjustment is included in accumulated other comprehensive income on the consolidated balance sheet. For the years ended September 30, 2008, 2009, and 2010, accumulated foreign currency gains included in accumulated other comprehensive income (loss) were $3.8  million, $2.7  million, and $6.3  million, respectively. Foreign currency transaction gains (losses), including foreign currency gains (losses) on short-term loans with our foreign subsidiaries, are included in other income and were $0.2 million, $0.2  million, and ($0.1  million) for the years ended September 30, 2008, 2009 and 2010, respectively.

(p) Earnings per Share

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

(q) Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable and accounts payable, acquisition-related contingent consideration and deferred compensation plan liabilities, to approximate the fair value of the respective assets and liabilities at September 30, 2009 and 2010.

(r) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used by the Company include estimates of profits or loss on contracts in process, estimates of collectability of receivables, evaluation of asset impairment, accrual of estimated liabilities, and valuation of acquisition-related contingent consideration liabilities.

(s) Reclassifications

Certain financial results have been reclassified to conform to the current year presentation.

In fiscal 2009, we presented our consolidated balance sheet as of September 30, 2009 to show the assets and liabilities of the ERP division as discontinued operations. We also previously reclassified our consolidated statements of operations and statements of cash flows for the years ended September 30, 2008 and 2009 to show the results of this division as discontinued operations. The sale of the ERP division was concluded in 2010 but the company retained a single contract. Accordingly, this contract has been removed from discontinued operations for all comparative periods and shown within continuing operations.

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

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance for business combinations. Under this standard, more transactions will be recorded as business combinations, as it changes the definitions of a business, which would no longer be required to be self-sustaining or revenue generating, and a business combination, which would include combinations that occur by contract alone or due to changes in substantive participation rights, such as a lapse in minority veto rights. Certain acquired contingencies will be recorded initially at fair value on the acquisition date. After the acquisition, if new information is available, contingent liabilities will be measured at the higher of the likely amount to be paid and the acquisition-date fair value. Contingent assets will be measured subsequently at the lower of the current estimated future amount to be realized and the acquisition-date fair value. Transaction and restructuring costs generally will be expensed as incurred. The Company adopted this standard in the current fiscal year, and applied the standard to the acquisition of DeltaWare (see “Note 3. Acquisition”). The Company will utilize this standard on all such future transactions.

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

3. Acquisition

DeltaWare

On February 10, 2010 (the acquisition date), the Company acquired 100% of the share capital of DeltaWare, Inc. (DeltaWare). DeltaWare is a Canadian company specializing in health administration management systems. MAXIMUS acquired DeltaWare, among other reasons, to broaden its core health services offerings and strengthen its position in the administration of public health programs. The acquired assets and business have been integrated into the Company’s Health Services segment.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below and represent management’s best estimates (in thousands).

Cash, net of cash acquired	$10,385
Contingent consideration obligations	3,015
Total fair value of consideration	$13,400

Accounts receivable	$2,010
Other tangible assets	1,571
Intangible assets	6,060
Total identifiable assets acquired	9,641

Accounts payable and other liabilities	2,125
Loans payable	870
Deferred revenue	723
Total liabilities assumed	3,718

Net identifiable assets acquired	5,923

Goodwill	7,477
Net assets acquired	$13,400

On the acquisition date, we paid $9.1 million to the previous owners of DeltaWare in return for all of the outstanding ownership interests. Additional payments of $1.3 million were made to the previous owners based upon the final calculation of the tangible net worth of the business acquired.

In addition, we may make future additional payments (contingent consideration) totaling up to seven million Canadian Dollars in cash over the course of the next seven years. The contingent consideration payments are based upon the achievement of profitability and sales targets over the seven year period.

A liability totaling $3.0 million was recognized for an estimate of the acquisition date fair value of the contingent consideration. We determined the fair value of the liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. Any change in the estimated liability subsequent to the acquisition date fair value will be recognized in earnings in the period in which the change of estimate occurs. From the acquisition date through September 30, 2010, there has been no change to the estimated liability except foreign exchange fluctuations.

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

The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Technology-based intangibles	8.5 years	$3,733
Customer contracts and relationships	8-10 years	1,474
Non-compete arrangements	4 years	239
Trade name	10 years	614
Total intangible assets		$6,060

The total weighted average amortization period is 8.6 years.

The fair value of the accounts receivable balance comprises gross receivables of $2.0 million. There is no material valuation allowance against this balance at acquisition.

Of the total fair value of consideration, $7.5 million was allocated to goodwill. Goodwill is not expected to be deductible for income tax purposes.

DeltaWare contributed $7.0 million of revenue and $0.6 million of net income for the year ending September 30, 2010.

4. Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2009 and 2010 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2008	$35,678	$23,781	$59,459
Goodwill activity during year related to acquisitions	—	724	724
Foreign currency translation	—	846	846
Balance as of September 30, 2009	35,678	25,351	61,029
Goodwill activity during year related to acquisitions	7,477	1,058	8,535
Foreign currency translation	115	1,572	1,687
Balance as of September 30, 2010	$43,270	$27,981	$71,251

During the year ended September 30, 2010, the Company acquired DeltaWare, resulting in additional goodwill of $7.5  million (see “Note 3. Acquisition”). The Company also had an adjustment to goodwill of approximately $1.1 million relating to the finalization of amounts related to previous acquisitions.

During the year ended September 30, 2008, the Company acquired 100% of the shares of Westcountry Training and Consultancy Services Limited. The transaction included additional purchase consideration contingent upon the attainment of certain business performance criteria. These criteria were attained during the year ended September 30, 2009.

Included within discontinued operations for 2008 and 2009 were goodwill impairment charges of $7.6 million and $1.2 million respectively. Both charges relate to our ERP division which we sold in the current year.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2009			As of September 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$3,370	$3,370	$—	$7,160	$3,654	$3,506
Customer contracts and relationships	6,100	3,645	2,455	8,989	5,504	3,485
Non-compete arrangements	—	—	—	243	39	204
Trademark	—	—	—	622	39	583
Total	$9,470	$7,015	$2,455	$17,014	$9,236	$7,778

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. Excluding these assets, the Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 7.9 years for technology-based intangible assets, 4.5 years for customer contracts and relationships, 3.4 years for non-compete arrangements and 9.4 years for the trademark. Amortization expense for the year ended September 30, 2010 was $2.1 million. Future amortization expense is estimated as follows (in thousands):

Year ending September 30, 2011	$2,106
Year ending September 30, 2012	1,141
Year ending September 30, 2013	1,063
Year ending September 30, 2014	700
Year ending September 30, 2015	677
Thereafter	2,091
Total	$7,778

5. Contract Receivables and Deferred Revenue

Uncompleted contracts consist of the following components (in thousands):

	Accounts receivable— unbilled	Deferred revenue
September 30, 2009:
Revenue	$507,178	$1,109,228
Billings	487,668	1,137,932
Total	$19,510	$(28,704)
September 30, 2010:
Revenue	$328,505	$1,637,295
Billings	311,260	1,699,448
Total	$17,245	$(62,153)

Unbilled accounts receivable and deferred revenue relate primarily to contracts wherein the timing of billings to customers varies based on individual contracts and often differs from the period of revenue recognition. At September 30, 2009 and 2010, there was $1.5 million and $3.3 million, respectively, billed but not paid by customers pursuant to contractual retainage provisions. Such balances are included in billed accounts receivable in the accompanying consolidated balance sheets.

At September 30, 2009 and 2010, $2.2 million and $3.1 million of billed long-term contract receivables, net of reserves of $0.6 million and $3.1  million, are included in other assets.

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against current billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
Balance at beginning of year	$27,993	$4,930	$5,249
Additions to cost and expense	4,158	1,486	1,594
Deductions	(27,221)	(1,167)	(4,998)
Balance at end of year	$4,930	$5,249	$1,845

Deductions from reserves against billed accounts receivable in fiscal year 2008 of $27.2 million include $21.9 million related to the write-off of a fully-reserved account receivable due from Accenture. The write-off of the fully-reserved account receivable due from Accenture arose from the related settlement with Accenture in the fourth quarter of fiscal 2008.

6. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2009	2010
Land	$1,800	$1,800
Building and improvements	11,318	11,393
Office furniture and equipment	79,382	97,714
Leasehold improvements	6,281	4,833
	98,781	115,740
Less: Accumulated depreciation and amortization	(53,495)	(66,867)
Total property and equipment, net	$45,286	$48,873

Fixed asset depreciation expense for the years ended September 30, 2008, 2009 and 2010 was $8.8 million, $8.9 million, and $12.9 million respectively.

7. Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2009	2010
Capitalized software development costs	$26,475	$35,648
Less: Accumulated amortization	(7,506)	(10,933)
Total Software development costs, net	$18,969	$24,715

Capitalized software amortization expense for the years ended September 30, 2008, 2009 and 2010 was $1.8 million, $2.0 million, and $3.4 million respectively.

8. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers totaling $13.0 million and $9.8 million at September 30, 2009 and 2010, respectively. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2009 and 2010, accumulated amortization of deferred contract costs was $4.8 million and $3.1 million, respectively.

9. Fair Value Measurements

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of September 30,	Fair Value Measurements as of September 30, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(923)	$—	$—	$(923)
Acquisition-related contingent consideration, less current portion	(2,138)	—	—	(2,138)
Deferred compensation plan liabilities	(9,893)	—	(9,893)	—

The Company’s only acquisition-related contingent consideration liability resulted from the acquisition of DeltaWare in the current fiscal year. The fair value of the acquisition-related contingent consideration liability is based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. There has been no change to management’s estimates of profitability and sales targets between the acquisition date and September 30, 2010 and the only change to the value of the liability relates to foreign-exchange adjustments, which have been recorded as a component of other comprehensive income.

10. Credit Facilities

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

At September 30, 2010, the Company had issued three letters of credit totaling $10.3 million. A letter of credit for $10 million may be called by a customer in the event that the Company defaults under the terms of a contract. The letter was renewed in March 2010 and expires in March 2011. Two letters of credit totaling $0.3 million have been issued in relation to the Company’s insurance policies. These letters of credit expire in May 2011 and may be renewed annually thereafter. At September 30, 2010, the Company has capacity to borrow, subject to covenant constraints, of up to $23.3  million under this agreement.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada, which was acquired as part of the DeltaWare acquisition (see “Note 3. Acquisition”). This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. At September 30, 2010, $1.4 million (1.4 million Canadian Dollars) was outstanding under this agreement. The balance will be repayable in forty quarterly installments commencing from July 1, 2012, with the final payment no later than fiscal 2022. Borrowings using this facility reduce the availability of credit under the Revolving Credit Agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2009 and September 30, 2010, the Company had performance bond commitments totaling $71.1 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

11. Commitments and Contingencies

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

In August 2010 the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6  million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. The Company is working with the customer to resolve this matter before the audit report is finalized. To the extent that a resolution is not reached, MAXIMUS will contest the matter through the dispute resolution process set forth in the contract.

Employment Agreements

The Company has an employment agreement with its chief executive officer with a term ending in fiscal 2014.

Collective bargaining agreements

Approximately 20% of our employees are covered by collective bargaining agreements or similar arrangements. These agreements are typically renewed annually.

12. Leases

The Company leases office space under various operating leases which typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. The terms of these leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2008, 2009, and 2010 was $19.5 million, $24.5 million, and $30.2 million respectively.

Minimum future payments under leases in effect as of September 30, 2010 are as follows (in thousands):

Operating Leases
Year ended September 30,
2011	$28,984
2012	20,661
2013	9,441
2014	6,117
2015	4,585
Thereafter	5,106
Total minimum lease payments	$74,894

13. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled. To date, these financial instruments have been derived from contract revenue earned primarily from federal, state and local government agencies located in the United States.

For the years ended September 30, 2008, 2009, and 2010, the Company derived approximately 16%, 11% and 12% respectively, of its consolidated revenue from contracts with the State of California, principally within our Health Services segment.

For the years ended September 30, 2008, 2009 and 2010, the Company derived approximately 15%, 18% and 16% respectively, of its consolidated revenue from contracts with the State of Texas, principally within our Health Services segment.

For the years ended September 30, 2008, 2009 and 2010, the Company derived approximately 7%, 8% and 16% respectively, of its consolidated revenue from contracts with the Government of Australia, wholly within our Human Services segment.

14. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2008	2009	2010
Numerator:
Income from continuing operations	$29,462	$53,841	$69,397
Income (loss) from discontinued operations	(22,785)	(7,301)	1,012
Net income	$6,677	$46,540	$70,409
Denominator:
Weighted average shares outstanding	19,060	17,570	17,413
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	245	316	552
Denominator for diluted earnings per share	19,305	17,886	17,965

In computing diluted earnings per share for the years ended September 30, 2009, 76,000 employee stock options were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect. No shares were excluded from the computation in computing earnings per share in the years ended September 30, 2008 and 2010.

15. Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans and other defined contribution plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2008, 2009, and 2010, the Company contributed $3.9 million, $3.2 million, and $3.2 million to the 401(k) plans, respectively.

The Company also has a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly-compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company.

During the current year, the Company determined the assets and liabilities associated with the defined compensation plan should be recorded in the consolidated financial statements. The cumulative effect of the correction during the year resulted in an additional pre-tax charge of $0.3 million and an after tax charge of $0.3 million. The impact to both the balance sheet and income statement are not material for the year or any previous periods. The plan assets contain life insurance policies, which are valued at cash surrender value. The balance sheet at September 30, 2010 includes an addition $0.6 million of cash and cash equivalents, an asset of $8.3 million related to the other rabbi trust assets, which are held at cash surrender value, and a long-term liability of $9.9 million related to the deferred compensation plan liabilities.

16. Shareholders’ Equity

Stock-Based Compensation

The Company’s Board of Directors established stock option plans during 1997 pursuant to which the Company may grant non-qualified stock options to officers, employees and directors of the Company. Such plans also provide for stock awards and direct purchases of the Company’s common stock. At September 30, 2010, 1.4 million shares remained available for grants under the Company’s stock plans. The Company typically issues new shares in satisfying its obligations under its stock plans.

The Company previously granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant and generally vest ratably over a period of four years. Options issued prior to fiscal 2005 expire ten years after date of grant; those issued since expire after six years. The Company has transitioned towards providing Restricted Stock Units rather than options and, accordingly, no options have been granted since 2008. For the fiscal years ended September 30, 2008, 2009, and 2010, compensation expense related to stock options was $2.7 million, $1.4 million, and $0.8 million, respectively.

The Company issues Restricted Stock Units (RSUs) to officers, employees and directors of the Company under its 1997 Equity Incentive Plan (“Plan”). Generally, RSUs issued before 2009 vest ratably over six years. RSUs issued since then vest ratably over five years. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2008, 2009 and 2010, compensation expense recognized related to RSUs was $6.8 million, $5.9 million and $7.1 million, respectively.

In calculating stock-based compensation cost, the Company takes into account the expected fair value of the awards to be granted to employees and recognizes this over the service period. The methodology for calculating fair value of stock options typically utilizes the Black-Scholes method. The valuation of RSUs is based upon the share price on the day of grant. The Company considers the effect of estimated forfeitures and adjusts for changes in these estimates over the life of each grant. Stock-based compensation was $9.5 million, $7.3 million and $7.9 million for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

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

The total income tax benefit recognized in the income statement for share- based compensation arrangements was $3.8 million, $2.9 million and $3.1 million for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

The weighted average fair value of stock options was estimated at the date of the grant using the Black-Scholes option pricing method with the following assumptions for the fiscal year ended September 30, 2008:

2008
Dividend yield	0.9%
Risk-free interest rate	4.1%
Expected volatility	33%
Expected life of option term (in years)	4.3
Weighted average fair value at grant date	$14.12

The dividend yield is based on historical experiences and expected future changes. The risk-free interest rate is derived from the U.S. Treasury yields in effect at the time of grant. Expected volatilities are based on the historical volatility of our common stock. The expected life of the option is derived from historical data pertaining to option exercises and employee terminations.

A summary of the Company’s stock option activity for the year ended September 30, 2010, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2009	956,257	$32.27
Exercised	(186,417)	31.91
Forfeited or expired	(441)	27.04
Outstanding at September 30, 2010	769,399	32.36
Exercisable at September 30, 2010	754,399	32.21

The intrinsic value of exercisable stock options at September 30, 2010, was $22.2 million with a weighted average remaining life of 2.4 years.

The following table summarizes information pertaining to the stock options vested and exercised for the years presented:

	Year ended September 30,
	2008	2009	2010
Aggregate fair value of all stock options vesting	$3,300	$1,735	$1,233
Aggregate intrinsic value of all stock options exercised	2,000	1,752	4,730

The following table provides certain information with respect to stock options outstanding at September 30, 2010:

Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
$19.88-$46.20	769,399	32.36	2.01

The following table provides certain information with respect to stock options exercisable at September 30, 2010:

Range of Exercise Prices	Stock Options Exercisable	Weighted Average Exercise Price
$19.88-$46.20	754,399	32.21

A summary of the Company’s RSU activity for the year ended September 30, 2010, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2009	639,465	$33.38
Granted	262,884	47.16
Vested	(158,950)	36.48
Forfeited	(16,400)	35.28
Non-vested shares outstanding at September 30, 2010	726,999	37.64

As of September 30, 2010, the total remaining unrecognized compensation cost related to unvested stock options and RSUs was $0.1 million and $22.0 million, respectively. This charge is expected to be realized over one year for stock options and 4.5 years for RSUs.

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

Under a resolution adopted in July 2008, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $75.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. In September 2010, a further board resolution increased the authorized repurchases by an additional $100 million.

Total share purchases under these plans are summarized as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
Number of share acquired under:
ASR Agreement	3,758,457	—	—
July 2008 and September 2010 resolutions	386,600	927,690	750,764
Total	4,145,057	927,690	750,764
Total cost of shares (in thousands of dollars) acquired under:
ASR Agreement	$150,400	$—	$—
Price adjustment under ASR Agreement	(13,903)	—	—
July 2008 and September 2010 resolutions	14,066	30,046	40,217
Total	$150,563	$30,046	$40,217

As of November 19, 2010, the Company had repurchased an additional 37,500 shares at a cost of $2.3 million during the first quarter of fiscal 2011.

17. Legal and Settlement Expense (Recovery), Net

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Following a change in accounting standards, from October 1, 2009 the incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are included in this balance. Under previous accounting guidance, these expenses were included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement expense (recovery), net (in thousands):

	Year ended September 30,
	2008	2009	2010
Acquisition expenses	$—	$—	$254
Accenture Arbitration, Related Settlement and Insurance Recoveries, net	38,377	(6,300)	(7,500)
Other	(19)	2,029	1,895
Total	$38,358	$(4,271)	$5,351

In December 2008, MAXIMUS, Accenture LLP and the Texas Health and Human Services Commission (“HHSC”) entered into an agreement settling all claims among the parties arising from a prime contract between Accenture and HHSC for integrated eligibility services and a subcontract between MAXIMUS and Accenture in support of the prime contract. In connection with that settlement, MAXIMUS paid a total of $40.0 million and agreed to provide services to HHSC valued at an additional $10.0 million. The Company’s primary insurance carrier paid $12.5 million of the amount due from MAXIMUS at the time of the settlement. In fiscal 2009, the Company recovered an additional $6.3 million from one of its excess insurance carriers, and in fiscal 2010 the Company recovered $7.5 million from another excess insurance carrier.

18. Income Taxes

The Company’s provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
Current provision:
Federal	$39,410	$5,013	$23,712
State and local	5,611	1,143	5,197
Foreign	2,819	2,266	13,188
Total current provision	47,840	8,422	42,097
Deferred tax expense (benefit):
Federal	$(25,573)	$21,203	$(1,678)
State and local	(4,633)	4,534	(278)
Foreign	1,355	734	(1,216)
Total deferred tax expense (benefit)	(28,851)	26,471	(3,172)
Income tax expense	$18,989	$34,893	$38,925

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
Federal income tax provision at statutory rate of 35%	$16,958	$31,057	$37,913
Valuation allowance on net operating loss carryforwards	—	(330)	(33)
Permanent items	886	512	1,263
Municipal interest	(264)	—	—
State income taxes, net of federal benefit	2,217	3,811	3,153
Foreign taxes	(595)	(518)	(2,177)
Other	(213)	361	(1,194)
Income tax expense	$18,989	$34,893	$38,925

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2009 and 2010 are as follows (in thousands):

	As of September 30,
	2009	2010
Deferred tax assets—current:
Costs deductible in future periods	$6,823	$8,060
Deferred revenue	8,043	13,177

Total deferred tax assets—current	14,866	21,237
Deferred tax liabilities—current:
Accounts receivable—unbilled	9,035	6,701
Other	442	1,246
Total deferred tax liabilities—current:	9,477	7,947
Net deferred tax asset —current	$5,389	$13,290
Deferred tax assets (liabilities)—non-current:
Non-cash equity compensation	$4,432	$4,852
Costs deductible in future periods	3,512	5,093
Net operating loss carryforwards	1,853	1,079
Valuation allowance on net operating loss carryforwards	(1,773)	(1,079)
Amortization of intangible assets	(243)	(2,064)
Amortization of goodwill	1,591	(164)
Depreciation	(5,909)	(6,723)
Capitalized software	(3,779)	(4,332)
Deferred contract costs	177	464
Other	1,135	(228)
Net deferred tax asset (liability) — non-current	$996	$(3,102)

Due to deferred tax assets and liabilities in different tax jurisdictions, the net long-term assets and liabilities are reflected on the accompanying consolidated balance sheet as follows (in thousands):

	As of September 30,
	2009	2010
Long-term assets	$1,239	$1,844
Long-term liabilities	243	4,946
Net deferred tax asset (liability)—non-current	$996	$(3,102)

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be permanently reinvested in the operations of such subsidiaries. If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have been previously paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distributions. As at September 30, 2010, the approximate amount of cumulative earnings from foreign subsidiaries is $44.3  million. The amount of taxes that may be applicable on earnings planned to be reinvested indefinitely outside the United States is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

As of September 30, 2010, the Company had $4.0 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.1 million has been established against the related deferred tax asset. These net operating loss carryforwards begin to expire at the end of fiscal 2013 through fiscal 2017.

Cash paid for income taxes during the years ended September 30, 2008, 2009, and 2010 was $23.8 million, $24.1 million, and $33.3 million, respectively.

Approximately 60% of the Company’s total goodwill is expected to be deductible for income tax purposes.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company’s net unrecognized tax benefits totaled $2.0 million, $1.9 million, and $1.5 million at September 30, 2008, 2009, and 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.5 million at September 30, 2010.

The Company has elected to report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2008, 2009, and 2010, the Company recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2008, 2009 and 2010 includes approximately $0.2 million, $0.3 million, and $0.3 million, respectively, of interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.1 million within the next twelve months as a result of settlement of expiration of statute of limitations, which could have an impact on the effective tax rate. The anticipated reversals are related to state tax items, none of which individually are significant.

The Company recognizes and presents uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30
	2008	2009	2010
Balance at beginning of year	$2,439	$2,291	$2,045
Additions based on tax positions related to the current year	79	—	45
Reductions for tax positions of prior years	(85)	—	(196)
Lapse of statute of limitations	(142)	(68)	—
Settlements	—	(178)	(341)
Balance at end of year	$2,291	$2,045	$1,553

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2006 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2004.

19. Business Segments

During the fourth quarter, the Company aligned its organization of the business to reflect its focus on the administration of government health and human services programs. As a result of this organizational realignment, the Company has reclassified its segment financial information to reflect the two new operating segments of Health Services and Human services. The results of the segments for the three years ended September 30, 2010, as well as information related to their asset base, are shown below (in thousands):

	Year ended September 30,
	2008	2009	2010
Revenue:
Health Services	$465,660	$495,141	$514,258
Human Services	233,892	224,967	317,491
Total	$699,552	$720,108	$831,749
Gross Profit:
Health services	$126,729	$131,547	$130,276
Human Services	64,162	59,799	90,557
Total	$190,891	$191,346	$220,833
Selling, General and Administrative expense:
Health Services	$56,553	$58,673	$65,551
Human Services	51,966	47,442	51,067
Corporate / Other	1,924	913	2,160
Total	$110,443	$107,028	$118,778
Operating income from continuing operations (before income taxes):
Health Services	$70,176	$72,874	$64,725
Human Services	12,196	12,357	39,490
Consolidating adjustments	(1,924)	(913)	(2,160)
Gain on sale of building	3,938	—	—
Legal and settlement expense (recovery), net	38,358	(4,271)	(5,351)
Total	$46,028	$88,589	$107,406
Identifiable assets:
Health Services	$169,705	$192,121	$202,339
Human Services	95,394	93,881	190,695
Corporate / Other	189,855	147,232	134,707
Total	$454,954	$433,234	$527,741
Depreciation and amortization:
Health Services	$5,504	$6,545	$9,055
Human Services	4,481	4,006	6,623
Corporate / Other	2,256	1,681	2,662
Total	$12,241	$12,232	$18,340

The Company operates in the United States, Australia, Canada, the United Kingdom and Israel.

Revenues for the Company were distributed as follows (in thousands):

	Year ended September 30,
	2008	2009	2010
United States	$578,346	$601,060	$606,396
Australia	51,570	54,487	135,635
Rest of World	69,636	64,561	89,718
Total	$699,552	$720,108	$831,749

Total assets of the Company were distributed as follows (in thousands):

	Year Ended September 30
	2009	2010
United States	$348,545	$349,795
Australia	41,105	84,777
Rest of World	43,584	93,169
Total	$433,234	$527,741

20. Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2009 and 2010. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

The information below differs from information previously reported by the Company on Forms 10-K and 10-Q. As discussed in “Note 19. Business Segments”, the Company has reclassified its segment financial information to reflect the two new operating segments of Health Services and Human services. As discussed in “Note 21. Discontinued Operations”, in completing this sale of the ERP business, the Company retained a single contract that was previously reported in discontinued operations. The results of this contract have been reclassified as continuing operations for all periods presented.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
		(In thousands, except per share data)
Fiscal Year 2009
Revenue:
Health Services	$121,995	$121,228	$122,415	$129,503
Human Services	47,715	55,930	56,019	65,303
Total revenue	169,710	177,158	178,434	194,806
Gross profit	46,904	46,534	47,370	50,538
Selling, general and administrative expenses	26,414	26,714	27,255	26,645
Operating income from continuing operations:
Health Services	20,625	18,429	14,804	19,016
Human Services	100	1,746	5,355	5,156
Consolidating adjustments	(235)	(355)	(44)	(279)
Legal and settlement expense (recovery)	—	368	(4,829)	190
Operating income from continuing operations	20,490	19,452	24,944	23,703
Discontinued operations, net of income taxes
Loss from discontinued operations	(485)	(763)	(186)	(4,300)
Loss on disposal	(5)	—	—	(1,562)
Loss from discontinued operations	(490)	(763)	(186)	(5,862)
Net income	$11,963	$11,027	$14,983	$8,567
Basic earnings (loss) per share:
Income from continuing operations	$0.70	$0.68	$0.87	$0.82
Loss from discontinued operations	(0.03)	(0.05)	(0.01)	(0.33)
Basic earnings per share	$0.67	$0.63	$0.86	$0.49
Diluted earnings (loss) per share:
Income from continuing operations	$0.69	$0.66	$0.85	$0.80
Loss from discontinued operations	(0.02)	(0.04)	(0.01)	(0.32)
Diluted earnings (loss) per share	$0.67	$0.62	$0.84	$0.48

	Quarter Ended
	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
	(In thousands, except per share data)
Fiscal Year 2010
Revenue:
Health Services	$130,640	$127,279	$127,307	$129,032
Human Services	72,680	77,107	84,220	83,484
Total revenue	203,320	204,386	211,527	212,516
Gross profit	52,175	50,551	57,013	61,094
Selling, general and administrative expenses	27,429	28,787	31,658	30,904
Operating income from continuing operations:
Health Services	17,508	12,723	14,509	19,985
Human Services	7,379	9,037	10,684	12,390
Consolidating adjustments	(141)	4	162	(2,185)
Legal and settlement expense (recovery), net	686	(6,037)	—	—
Operating income from continuing operations	24,060	27,801	25,355	30,190
Discontinued operations, net of income taxes
Income (loss) from discontinued operations	(1,972)	752	1,200	1,060
Loss on disposal	—	—	—	(28)
Income (loss) from discontinued operations	(1,972)	752	1,200	1,032
Net income	$12,628	$18,743	$17,325	$21,713
Basic earnings per share:
Income from continuing operations	$0.83	$1.03	$0.93	$1.20
Income (loss) from discontinued operations	(0.11)	0.05	0.06	0.06
Basic earnings per share	$0.72	$1.08	$0.99	$1.26
Diluted earnings per share:
Income from continuing operations	$0.81	$1.00	$0.90	$1.16
Loss from discontinued operations	(0.11)	0.04	0.06	0.06
Diluted earnings per share	$0.70	$1.04	$0.96	$1.22

21. Discontinued Operations

The Company has classified the results of the following divisions within discontinued operations: Enterprise Resource Planning (ERP), Security Solutions, Justice Solutions, Education Systems and Asset Solutions. In completing the sale of the ERP division, a single contract was not transferred to the buyer. The remaining contract has been included within the Human Services segment.

The Company has also classified the results of its Unison MAXIMUS, Inc. subsidiary (Unison) within discontinued operations.

The results of these entities had previously been recorded within operating segments which no longer correspond to the operating segments disclosed in these financial statements. The associated financial position, results of operations, and cash flows of these businesses are reported as discontinued operations for all periods presented.

Enterprise Resource Planning (ERP)

On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In completing this sale, the Company elected to retain a single contract that had previously been included within the ERP division. This contract had identifiable cash flows and requires MAXIMUS to provide services which are dissimilar to other projects within the ERP division.

Security Solutions

On April 30, 2008, the Company sold its Security Solutions division for cash proceeds of $4.6 million, net of transaction costs of $0.4 million, and recognized a pre-tax gain on the sale of $2.9 million.

Unison MAXIMUS, Inc.

On May 2, 2008, the Company sold Unison for proceeds of $6.5 million. The sale transaction was structured as a sale of stock to the management team of the subsidiary. The sale price of $6.5 million consists of $0.1 million in cash and $6.4 million in the form of a promissory note secured by (1) a security interest in all of the assets of the former subsidiary; (2) a pledge of shares by the buyer; and (3) a personal guaranty by members of the management team who are shareholders of the buyer. The Company has deferred recognition of a pre-tax gain on the sale of $3.9 million, and interest income on the promissory note, until realization is more fully assured. The deferred gain and deferred interest of $4.6 million and $4.5 million is reflected as a deduction from the note receivable on the consolidated balance sheets as of September 30, 2009 and 2010, respectively.

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2008	2009	2010
Revenue	$131,113	$29,393	$27,054
Income (loss) from operations before income taxes	$(28,332)	$(9,478)	$1,664
Provision (benefit) for income taxes	(11,182)	(3,744)	624
Income (loss) from discontinued operations	$(17,150)	$(5,734)	$1,040
Loss on disposal before income taxes	$(9,314)	$(686)	$(45)
Provision (benefit) for income taxes	(3,679)	881	(17)
Loss on disposal	$(5,635)	$(1,567)	$(28)
Income (loss) from discontinued operations	$(22,785)	$(7,301)	$1,012

The following table summarizes the carrying values of the assets and liabilities associated with discontinued operations included in the Consolidated Balance Sheets (in thousands):

	As of September 30, 2009	As of September 30, 2010
Accounts receivable—billed	$5,250	$—
Accounts receivable—unbilled	8,704	—
Prepaid expenses and other current assets	53	—
Current assets of discontinued operations	$14,007	$—
Accounts payable	$5,919	$95
Accrued compensation and benefits	909	539
Other accrued liabilities	6,995	—
Current liabilities of discontinued operations	$13,823	$634

22. Sale of Building

During the year ended September 30, 2008, the Company sold a 21,000 square foot administrative office building in McLean, Virginia for proceeds of $5.9 million, net of transactions costs of $0.2 million, and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as gain on sale of building in the consolidated statement of operations.

23. Related Party Transactions

Governor James R. Thompson, one of our outside directors who the Company’s Board of Directors has determined to be independent, is Senior Chairman of the law firm of Winston & Strawn in Chicago. Winston & Strawn has provided certain legal services to the Company. These services were provided in the normal course of business on terms and conditions consistent with the standard practices of Winston & Strawn and MAXIMUS. Governor Thompson had no personal involvement in the services provided. In 2008, 2009, and 2010, the Company paid Winston & Strawn $620,800, $934,391 and $150,609, respectively. These transactions do not represent a significant portion of Winston & Strawn’s annual revenues.

24. Subsequent Events

Dividend

On October 8, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2010 to shareholders of record on November 15, 2010. Based on the number of shares outstanding, the payment will be approximately $2.1 million.

Share Repurchases

As of November 19, 2010, the Company had repurchased an additional 37,500 shares at a cost of $2.3 million during the first quarter of fiscal 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of September 30, 2010, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2010, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Control Over Financial Reporting.  During the fourth quarter of fiscal 2010, the Company completed the phased implementation of an enterprise resource planning system and completed installation of core financial modules for all US based divisions. We have updated the Company’s internal controls over financial reporting as necessary to accommodate modifications to business processes and accounting procedures. However, the internal control design remained substantially unchanged for the implementation.

Other than the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of MAXIMUS, Inc. and our report dated November 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

November 19, 2010

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its Annual Meeting of Shareholders scheduled for March 18, 2011 (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	1,496,398	$16.56	1,406,442
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	1,496,398	$16.56	1,406,442

(1)                                  In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2010, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November 2010.

MAXIMUS, INC.
By:	/s/ RICHARD A. MONTONI
Richard A. Montoni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. MONTONI	President, Chief Executive Officer and Director (principal executive officer)	November 19, 2010
Richard A. Montoni

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 19, 2010
David N. Walker

/s/ PETER B. POND	Chairman of the Board of Directors	November 19, 2010
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	November 19, 2010
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 19, 2010
John J. Haley

/s/ PAUL R. LEDERER	Director	November 19, 2010
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	November 19, 2010
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	November 19, 2010
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	November 19, 2010
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	November 19, 2010
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Amended and Restated Bylaws of the Company.(2)
4.1	Specimen Common Stock Certificate.(3)
10.1	1997 Equity Incentive Plan, as amended.(4)*
10.2	First Amendment to the 1997 Equity Incentive Plan, as amended.(5)*
10.3	1997 Director Stock Option Plan, as amended.(6)*
10.4	1997 Employee Stock Purchase Plan, as amended.(7)*
10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(8)*
10.6	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(5)*
10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.8	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(9)*
10.10	Amended and Restated Income Continuity Program.(5)*
10.11	Deferred Compensation Plan, as amended.(5)*
10.12	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(10)
10.13	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(10)
10.14	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007.(11)
10.15

Revolving Credit Agreement, dated January 25, 2008, by and among MAXIMUS, Inc., as borrower, SunTrust Bank as administrative agent, issuing bank and swingline lender and the other lender parties thereto.(12)

10.16	Security Agreement, dated January 25, 2008, among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
10.17	Pledge Agreement, dated January 25, 2008, by and among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
10.18	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009 (13)*
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.

*                                         Denotes management contract or compensation plan.

(1)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)                                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, (File No. 1-12997) on February 8, 2008 and incorporated herein by reference.

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

(10)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on June 23, 2006 and incorporated herein by reference.

(11)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on November 20, 2007 and incorporated herein by reference.

(12)                            Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on January 29, 2008 and incorporated herein by reference.

(13)                            Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009  (File No. 1-12997) on February 4, 2010 and incorporated herein by reference.