Form 10-Q
period 2010-12-31
MAXIMUS INC
filed 2011-02-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 17,169,621 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended December 31, 2010

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,004	$155,321
Restricted cash	4,966	4,182
Accounts receivable — billed, net of reserves of $2,088 and $1,845	114,586	136,260
Accounts receivable — unbilled	18,797	17,245
Income taxes receivable	8,559	4,149
Deferred income taxes	14,848	13,290
Prepaid expenses and other current assets	24,682	25,702
Total current assets	363,442	356,149

Property and equipment, at cost	119,423	115,740
Less accumulated depreciation and amortization	(70,918)	(66,867)
Property and equipment, net	48,505	48,873
Capitalized software	38,537	35,648
Less accumulated amortization	(12,191)	(10,933)
Capitalized software, net	26,346	24,715
Deferred contract costs, net	7,320	6,708
Goodwill	72,189	71,251
Intangible assets, net	7,389	7,778
Deferred income taxes	425	1,844
Deferred compensation plan assets	8,878	8,317
Other assets, net	2,250	2,106
Total assets	$536,744	$527,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,638	$49,200
Accrued compensation and benefits	29,626	40,807
Deferred revenue	53,286	58,070
Acquisition-related contingent consideration	1,000	923
Income taxes payable	8,260	7,120
Other accrued liabilities	7,038	7,934
Liabilities of discontinued operations	—	634
Total current liabilities	152,848	164,688
Deferred revenue, less current portion	3,761	4,083
Long-term debt	1,452	1,411
Acquisition-related contingent consideration, less current portion	2,300	2,138
Income taxes payable, less current portion	1,823	1,793
Deferred income tax liability	5,924	4,946
Deferred compensation plan liabilities	11,459	9,893
Total liabilities	179,567	188,952

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,612,647 and 27,487,725 shares issued and 17,164,447 and 17,174,141 shares outstanding at December 31, 2010 and September 30, 2010, at stated amount, respectively	360,198	352,696
Treasury stock, at cost;10,448,200 and 10,313,584 shares at December 31, 2010 and September 30, 2010, respectively	(367,733)	(359,366)
Accumulated other comprehensive income	18,459	14,530
Retained earnings	346,253	330,929
Total shareholders’ equity	357,177	338,789
Total liabilities and shareholders’ equity	$536,744	$527,741

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Revenue	$214,114	$203,320
Cost of revenue	158,155	151,145
Gross profit	55,959	52,175
Selling, general and administrative expenses	28,667	27,429
Legal and settlement expense	—	686
Operating income from continuing operations	27,292	24,060
Interest and other income, net	491	99
Income from continuing operations before income taxes	27,783	24,159
Provision for income taxes	10,196	9,559
Income from continuing operations	17,587	14,600

Discontinued operations, net of income taxes:
Loss from discontinued operations	—	(1,972)
Loss on disposal	(105)	—
Loss from discontinued operations	(105)	(1,972)

Net income	$17,482	$12,628

Basic earnings (loss) per share (Note 7):
Income from continuing operations	$1.02	$0.83
Loss from discontinued operations	—	(0.11)
Basic earnings per share	$1.02	$0.72

Diluted earnings (loss) per share (Note 7):
Income from continuing operations	$0.99	$0.81
Loss from discontinued operations	—	(0.11)
Diluted earnings per share	$0.99	$0.70

Dividends paid per share	$0.12	$0.12

Weighted average shares outstanding:
Basic	17,180	17,595
Diluted	17,710	18,039

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$17,482	$12,628
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	105	1,972
Depreciation and amortization	5,232	4,540
Deferred income taxes	990	(8,492)
Deferred interest income on note receivable	—	61
Non-cash equity based compensation	2,057	1,865

Change in assets and liabilities:
Accounts receivable — billed	22,145	9,349
Accounts receivable — unbilled	(1,554)	(2,327)
Prepaid expenses and other current assets	1,041	1,042
Deferred contract costs	(580)	479
Other assets	(1,284)	(34)
Accounts payable	3,948	587
Accrued compensation and benefits	(11,553)	(2,035)
Deferred revenue	(5,270)	13,134
Income taxes	(3,470)	14,867
Other liabilities	1,092	1,251
Cash provided by operating activities — continuing operations	30,381	48,887
Cash provided by (used in) operating activities — discontinued operations	(739)	6,134
Cash provided by operating activities	29,642	55,021

Cash flows from investing activities:
Proceeds from note receivable	—	217
Purchases of property and equipment	(2,407)	(3,938)
Capitalized software costs	(2,298)	(2,641)
Cash used in investing activities — continuing operations	(4,705)	(6,362)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(4,705)	(6,362)

Cash flows from financing activities:
Employee stock transactions	4,329	1,004
Repurchases of common stock	(8,370)	(8,661)
Tax benefit due to option exercises and restricted stock units vesting	1,031	135
Cash dividends paid	(2,067)	(2,118)
Cash used in financing activities — continuing operations	(5,077)	(9,640)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(5,077)	(9,640)

Effect of exchange rate changes on cash and cash equivalents	1,823	106

Net increase in cash and cash equivalents	21,683	39,125

Cash and cash equivalents, beginning of period	155,321	87,815

Cash and cash equivalents, end of period	$177,004	$126,940

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended December 31, 2010 and 2009

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2010 and 2009 and for each of the three years ended September 30, 2010, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Securities and Exchange Commission on November 19, 2010.

2. Recent Accounting Pronouncements

In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. The Company adopted this guidance for all multiple-element arrangements entered into or significantly modified after October 1, 2010. The effect of this new guidance was not significant.

3. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2010 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2010	$43,270	$27,981	$71,251
Foreign currency translation	221	717	938
Balance as of December 31, 2010	$43,491	$28,698	$72,189

The following table sets forth the components of intangible assets (in thousands):

	As of December 31, 2010			As of September 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,270	$3,777	$3,493	$7,160	$3,654	$3,506
Customer contracts and relationships	9,260	6,141	3,119	8,989	5,504	3,485
Non-compete arrangements	250	55	195	243	39	204
Trademark	640	58	582	622	39	583
Total	$17,420	$10,031	$7,389	$17,014	$9,236	$7,778

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. Excluding these assets, the Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 7.6 years for technology-based intangible assets, 4.7 years for customer contracts and relationships, 3.1 years for non-compete arrangements and 9.1 years for the trademark. Amortization expense for the three months ended December 31, 2010 was $0.6 million. Future amortization expense is estimated as follows (in thousands):

Nine months ended September 30, 2011	$1,572
Year ended September 30, 2012	1,164
Year ended September 30, 2013	1,085
Year ended September 30, 2014	720
Year ended September 30, 2015	697
Thereafter	2,151
Total	$7,389

4. Fair Value Measurements

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of December 31,	Fair Value Measurements as of December 31, 2010 Using Fair Value Hierarchy
Description	2010	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(1,000)	$—	$—	$(1,000)
Acquisition-related contingent consideration, less current portion	(2,300)	—	—	(2,300)
Deferred compensation plan liabilities	(11,459)	—	(11,459)	—

The Company’s deferred compensation plan liabilities are valued using a market approach, utilizing the value of the underlying investments to identify the fair value. Changes in deferred compensation plan liabilities are recorded in the income statement within “Interest and other income, net”.

The Company’s only acquisition-related contingent consideration liability was incurred with the acquisition of DeltaWare Systems, Inc. in February 2010. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. During the current period, management’s estimates of DeltaWare’s future profitability have been revised, with the result that an additional charge was recognized in the period. Foreign currency translation adjustments were recorded as a component of other comprehensive income.

The effect on the financial statements is summarized below (in thousands):

	Acquisition-related contingent consideration
	Current portion	Long-term portion	Total
Balance as of September 30, 2010	$923	$2,138	$3,061
Additional estimated consideration	50	100	150
Foreign currency translation	27	62	89
Balance as of December 31, 2010	$1,000	$2,300	$3,300

5. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including contract and employment claims, in the ordinary course of its business. The matters reported on below involve significant pending or potential claims against us.

In March 2009, a state Medicaid agency asserted a claim against MAXIMUS, related to a discontinued business line, in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the federal government. No legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009, MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract. MAXIMUS has exited the federal healthcare claiming business and no longer provides the services at issue in this matter.

In August 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6  million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. In February 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract.  The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract.  The client alleges total damages in excess of $30 million.  MAXIMUS and the buyer plan to contest all of the client's claims.  The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At December 31, 2010, letters of credit totaling $11.3 million were outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At December 31, 2010, $1.5 million (1.5 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At December 31, 2010 and September 30, 2010, the Company had performance bond commitments totaling $31.3 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Loss contract

During the period, the Company recorded a charge of $3.2 million on a fixed price contract. The Company has recorded a liability of $2.9 million related to the anticipated loss to be recorded on this contract. The revenue and profitability on this contract are based upon estimated costs to complete the project, which are inherently subject to risk. The contract is expected to be completed during the 2012 fiscal year.

6. Legal and Settlement Expense

Legal and Settlement Expense consists of costs related to significant legal settlements, including future legal costs estimated to be incurred in connection with those matters.

Legal expenses of $686,000 for the three month period ended December 31, 2009 relate predominantly to costs incurred in resolving a dispute with one of the Company’s subcontractors. There were no comparative costs in the three month period ended December 31, 2010.

7. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2010	2009
Numerator:
Income from continuing operations	$17,587	$14,600
Loss from discontinued operations	(105)	(1,972)
Net income	$17,482	$12,628

Denominator:
Basic weighted average shares outstanding	17,180	17,595

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	530	444
Denominator for diluted earnings per share	17,710	18,039

The calculation of dilutive securities did not exclude any of the Company’s vesting or exercisable stock options in either period shown.

8. Stock Repurchase Programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2010 and 2009, the Company repurchased 136,153 and 186,801 common shares at a cost of $8.4 million and $8.7 million, respectively. At December 31, 2010, $118.6 million remained available for future stock repurchases.

9. Comprehensive Income

Comprehensive income comprises net income plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months ended December 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended December 31,
	2010	2009

Net income	$17,482	$12,628
Foreign currency translation adjustments	3,929	1,083
Comprehensive income	$21,411	$13,711

10. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2010	% (1)	2009	% (1)

Revenue:
Health Services	$130,011	100%	$130,640	100%
Human Services	84,103	100%	72,680	100%
Total	214,114	100%	203,320	100%

Gross profit:
Health Services	34,277	26.4%	32,910	25.2%
Human Services	21,682	25.8%	19,265	26.5%
Total	55,959	26.1%	52,175	25.7%

Selling, general, and administrative expense:
Health Services	15,454	11.9%	15,402	11.8%
Human Services	13,179	15.7%	11,886	16.4%
Corporate/other	34	NM	141	NM
Total	28,667	13.4%	27,429	13.5%

Operating income from continuing operations:
Health Services	18,823	14.5%	17,508	13.4%
Human Services	8,503	10.1%	7,379	10.2%
Corporate/other	(34)	NM	(141)	NM
Subtotal: Segment operating income	27,292	12.7%	24,746	12.2%
Legal and settlement expense	—	NM	(686)	NM
Total	$27,292	12.7%	$24,060	11.8%

(1)	% of respective segment revenue. Changes not considered meaningful are marked “NM”.

11. Discontinued Operations

On September 30, 2010, the Company sold its ERP business for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company had previously recognized a loss on sale of $1.3 million during the fourth quarter of fiscal 2009. During the current period, the Company identified additional liabilities which related to the ERP business. Accordingly, an additional pre-tax loss on sale of $0.2 million was recorded.

The Company’s losses during the quarter ended December 31, 2009 include an after-tax charge of $2.2 million related to the transfer of a single project back to the client.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2010	2009

Revenue	$—	$6,971

Loss from operations before income taxes	$—	$(3,337)
Benefit from income taxes	—	(1,365)
Loss from discontinued operations	$—	$(1,972)

Loss on disposal before income taxes	$(168)	$—
Benefit from income taxes	(63)	—
Loss on disposal	$(105)	$—

Loss from discontinued operations	$(105)	$(1,972)

The following table summarizes the carrying values of the assets and liabilities of discontinued operations included in the Consolidated Balance Sheet at September 30, 2010 (in thousands):

As of September 30, 2010

Accounts payable	$95
Accrued compensation and benefits	539
Current liabilities of discontinued operations	$634

No assets or liabilities related to discontinued operations were included in the Consolidated Balance Sheet at December 31, 2010.

12. Subsequent Events

Dividend

On January 7, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2011, to shareholders of record on February 15, 2011.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission on November 19, 2010.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2010 and incorporated herein by reference.

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

The Company is managed through two segments, Health Services and Human Services. The Health Services segment provides a variety of business process outsourcing and administrative support services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare, and the British Columbia Health Insurance Program. The Human Services segment includes a variety of business process outsourcing, case management, job training, and support services for programs such as welfare-to-work programs, child support enforcement, K-12 special education, and other specialized consulting services.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2010	2009
Revenue	$214,114	$203,320
Gross profit	$55,959	$52,175
Selling, general and administrative expense	$28,667	$27,429
Selling, general and administrative expense as a percentage of revenue	13.4%	13.5%

Legal and Settlement Expense	—	686

Operating income from continuing operations	$27,292	$24,060
Operating margin from continuing operations percentage	12.7%	11.8%

Income from continuing operations before income taxes	$27,783	$24,159
Provision for income taxes	10,196	9,559
Income from continuing operations, net of income taxes	17,587	14,600
Loss from discontinued operations, net of income taxes	(105)	(1,972)
Net income	$17,482	$12,628

Basic earnings (loss) per share:
Income from continuing operations	$1.02	$0.83
Loss from discontinued operations	—	(0.11)
Basic earnings per share	$1.02	$0.72

Diluted earnings (loss) per share:
Income from continuing operations	$0.99	$0.81
Loss from discontinued operations	—	(0.11)
Diluted earnings per share	$0.99	$0.70

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States Dollars using average exchange rates from the previous fiscal period.

We also discuss organic growth revenue information to provide a framework for assessing how the business performed excluding the effect of business combinations. To provide this information, revenue from recently acquired entities is removed.

Both constant currency and organic growth revenue information are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth as a measure of performance.

Revenue for the quarter ended December 31, 2010 increased 5.3% to $214.1 million. On a constant currency basis, the growth would have been 3.6%. Organic revenue growth was 4.1%. The principal driver of revenue growth was our international employment services business, which is reported within our Human Services segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue was 13.4% in the quarter ended December 31, 2010, compared with 13.5% in the same period in fiscal year 2010.

Operating income from continuing operations increased 13.4% for the quarter ended December 31, 2010 compared to the comparative period in the prior year to $27.3 million. Excluding legal and settlement expense, operating income increased 10.3% compared to the same period last year. This was driven by growth in the international operations within the Human Services segment, profit margin expansion in the Health Services segment and the benefits of favorable exchange rates on foreign-sourced income.

Legal and settlement expense consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The charge for the quarter ended December 31, 2009 relates to costs incurred in resolving a dispute with one of the Company’s subcontractors. There were no comparable costs in the current quarter.

The provision for income taxes in the quarter ended December 31, 2010 was $10.2 million, reflecting an effective tax rate of 36.7%. The comparative charge in the quarter ended December 31, 2009 was $9.6 million, an effective rate of 39.6%. The decline in taxation rates year-over-year has reflected the increase in business and profitability in jurisdictions outside the United States which currently have lower tax rates.

Income from continuing operations, net of income taxes, was $17.6 million, or $0.99 per diluted share, for the three months ended December 31, 2010, compared with $14.6 million, or $0.81 per diluted share, for the same period in fiscal year 2010. The increase is caused by the growth of the business, particularly in jurisdictions with lower tax rates than the United States, and the absence of legal and settlement charges in the current period.

Health Services

	Three Months Ended December 31,
(dollars in thousands)	2010	2009

Revenue	$130,011	$130,640
Gross profit	34,277	32,910
Operating income	18,823	17,508

Operating margin percentage	14.5%	13.4%

Revenue decreased by 0.5%, for the three months ended December 31, 2010, compared to the same period in fiscal year 2010. Operating margin within the Health Services segment has improved from 13.4% in fiscal year 2010 to 14.5% in fiscal year 2011. The improvement in the current period was driven by the favorable timing of contracts and transaction-based revenue during the current quarter. The operating margin within the Health Services segment is susceptible to fluctuations as a result of changes in volumes, contract start-ups and program timing.

Human Services

	Three Months Ended December 31,
(dollars in thousands)	2010	2009

Revenue	$84,103	$72,680
Gross profit	21,682	19,265
Operating income	8,503	7,379

Operating margin percentage	10.1%	10.2%

Revenues increased 15.7% for the three months ended December 31, 2010, compared to the same period in fiscal year 2010. On a constant currency basis, growth would have been 11.5%. Revenue growth was driven by international employment services businesses in Australia and the United Kingdom. These projects commenced around the beginning of fiscal year 2010 and were operating at full capacity during the quarter ended December 31, 2010.  These favorable results were partially tempered by cost growth of $3.2 million on a fixed price contract. The revenue and profitability on this contract are based upon estimated costs to complete the project, which are inherently subject to risk.

Operating margin in the three month periods ended December 31, 2010 and 2009 was consistent at 10.1% and 10.2% respectively.

Discontinued Operations

On September 30, 2010, the Company sold its ERP business for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company had previously recognized a loss on sale of $1.3 million during the fourth quarter of fiscal 2009. During the current period, the Company identified additional liabilities which related to the ERP business. Accordingly, an additional pre-tax loss on sale of $0.2 million was recorded.

The Company’s losses during the quarter ended December 31, 2009 include an after-tax charge of $2.2 million related to the transfer of a single project back to the client.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2010	2009

Revenue	$—	$6,971

Loss from operations before income taxes	$—	$(3,337)
Benefit from income taxes	—	(1,365)
Loss from discontinued operations	$—	$(1,972)

Loss on disposal before income taxes	(168)	$—
Benefit from income taxes	(63)	—
Loss on disposal	(105)	$—

Loss from discontinued operations	$(105)	$(1,972)

At December 31, 2010, there are no assets or liabilities within the Company’s financial statements which are classified as discontinued operations. In completing the sale of the ERP business, the Company expects to receive payment from the acquirer following completion of certain due diligence (expected in the second quarter of the current fiscal year) and upon collection of certain customer receivables (expected prior to the fourth quarter of the current fiscal year). These balances currently total $3.9 million and are subject to confirmation from the acquirer.

Liquidity and Capital Resources

Current Economic Environment

Within the United States, the current economic environment facing state and local governments continues to be challenging. Over the past few years, states have faced declining tax revenues, with increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Certain states may delay payments to vendors as a result of budgetary constraints. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

The Company believes that demand for its services in its core areas of health and human services will remain strong, driven by the need for governments to fulfill Federal mandates and “do more with less”.

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates experiencing unique local issues in addition to general global economic factors. The United Kingdom has had recent changes in government leadership and is implementing austerity measures to deal with significant debt and other commitments. These measures may provide opportunities for service providers such as MAXIMUS.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2010	2009

Net cash provided by (used in):
Operating activities — continuing operations	$30,381	$48,887
Operating activities — discontinued operations	(739)	6,134
Investing activities — continuing operations	(4,705)	(6,362)
Financing activities — continuing operations	(5,077)	(9,640)
Effect of exchange rate changes on cash and cash equivalents	1,823	106
Net increase in cash and cash equivalents	$21,683	$39,125

Cash flows provided by operating activities from continuing operations for the quarter ended December 31, 2010 was $30.4 million, compared with $48.9 million in the comparative quarter in fiscal year 2010. The decline was caused by: (1) $18.4 million in deferred revenue, primarily declines in advanced cash payments received from customers, principally in Australia and the United Kingdom; (2) $9.5 million of additional accrued compensation and benefits, the principal driver of which relates to the timing of annual bonus payments; and (3) $8.9 million of additional tax payments caused by the timing of payments to the federal and U.S. state governments. These cash outflows were offset by other significant cash inflows including: (1) $13.6 million of additional benefit from the receipt of funds for customers, which had been delayed at the fiscal year-end owing to budgetary constraints, and; (2) an increase in the profitability of the Company of $3.0 million.

Cash used in operating activities from discontinued operations for the three months ended December 31, 2010 was $0.7 million, compared to cash provided of $6.1 million for the same period in fiscal year 2010. In fiscal year 2010, the ERP division had made a number of accounting receivable collections. During the current quarter, the principal cash outflow related to the settlement of accounts payable and payroll liabilities which had not been transferred to the acquirer on the sale of the business.

Cash used in investing activities from continuing operations for the three months ended December 31, 2010 was $4.7 million, compared to $6.4 million for the same period in fiscal year 2010. The prior year cash outflow was principally driven by property and equipment purchases in Australia and the United Kingdom as part of the contract expansion in those locations.

Cash used in financing activities from continuing operations for the three months ended December 31, 2010 was $5.1 million, compared to $9.6 million for the same period in fiscal year 2010. This includes $8.4 million and $8.7 million of acquisitions of the Company’s own shares in the quarters ended December 31, 2010 and 2009, respectively, and dividend payments of $2.1 million in both periods.  These cash outflows were offset by cash inflows related to the exercise of stock options in the period. Stock option exercises were significantly higher in the quarter ended December 31, 2010 than in the comparative quarter in fiscal year 2010, resulting in $3.3 million of additional cash inflows from the exercise of stock options and $0.9 million of related income tax benefits.

The Company’s cash balance was increased by $1.8 million in the current period owing to foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Three Months Ended December 31,
(dollars in thousands)	2010	2009

Cash provided by operating activities — continuing operations	$30,381	$48,887
Purchases of property and equipment	(2,407)	(3,938)
Capitalized software costs	(2,298)	(2,641)
Free cash flow from continuing operations	$25,676	$42,308

Repurchases of the Company’s common stock

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2010 and 2009, the Company repurchased 136,153 and 186,801 common shares at a cost of $8.4 million and $8.7 million, respectively. At December 31, 2010, $118.6 million remained available for future stock repurchases.

Credit arrangements

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At December 31, 2010, letters of credit totaling $11.3 million were outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. As we have limited obligations under the current Credit Facility and are currently recording annual net income that exceeds these obligations, the Company significantly exceeds all ratio requirements. The Company was in compliance with these and all other covenants as of December 31, 2010. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.7 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At December 31, 2010, $1.5 million (1.5 million Canadian Dollars) was outstanding under this agreement

Certain contracts require us to provide a surety bond as a guarantee of performance. At December 31, 2010 and September 30, 2010, the Company had performance bond commitments totaling $31.3 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Other

Our working capital at December 31, 2010 and September 30, 2010, calculated as the difference between current assets and current liabilities, was $210.6 million and $191.5 million, respectively. At December 31, 2010, we had cash and cash equivalents of $177.0 million and debt of $1.5 million. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts collected on behalf of certain customers and its use is restricted to the purposes specified under our contracts with these customers.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of December 31, 2010, $7.3 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On January 7, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2011, to shareholders of record on February 15, 2011.

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

During the three months ended December 31, 2010, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

Recent Accounting Pronouncements

In September 2009, the FASB issued revised guidance for accounting for contracts that contain more than one contract element. The revised guidance establishes a selling price hierarchy for determining the selling price of each contract element. The guidance also expands the required disclosures. The Company adopted this guidance for all multiple-element arrangements entered into or significantly modified after October 1, 2010. The effect of this new guidance was not significant.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.

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

In March 2009, a state Medicaid agency asserted a claim against MAXIMUS, related to discontinued business line, in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the federal government. No legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. During the second quarter of fiscal 2009, MAXIMUS recorded a $0.7 million reduction of revenue reflecting the fees it earned under the contract. MAXIMUS has exited the federal healthcare claiming business and no longer provides the services at issue in this matter.

In August 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6  million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. In February 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract.  The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract.  The client alleges total damages in excess of $30 million.  MAXIMUS and the buyer plan to contest all of the client's claims.  The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

Item 1A.                 Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2010 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2010 — Oct. 31, 2010	—	$—	—	$123,926

Nov. 1, 2010 — Nov. 30, 2010	109,716	60.49	109,716	$117,808

Dec. 1, 2010 — Dec. 31, 2010	26,437	65.56	26,437	$118,623

Total	136,153	$61.45	136,153

(1)             Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: February 8, 2011	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document