Form 10-Q
period 2011-03-31
MAXIMUS INC
filed 2011-05-10
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 17,351,859 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2011

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,155	$155,321
Restricted cash	4,930	4,182
Accounts receivable — billed, net of reserves of $2,961 and $1,845	138,153	136,260
Accounts receivable — unbilled	15,228	17,245
Income taxes receivable	14,919	4,149
Deferred income taxes	16,074	13,290
Prepaid expenses and other current assets	24,386	25,702
Total current assets	396,845	356,149

Property and equipment, at cost	120,694	115,740
Less accumulated depreciation and amortization	(71,335)	(66,867)
Property and equipment, net	49,359	48,873
Capitalized software	38,418	35,648
Less accumulated amortization	(11,438)	(10,933)
Capitalized software, net	26,980	24,715
Deferred contract costs, net	7,991	6,708
Goodwill	72,832	71,251
Intangible assets, net	6,963	7,778
Deferred income taxes	453	1,844
Deferred compensation plan assets	9,176	8,317
Other assets, net	2,019	2,106
Total assets	$572,618	$527,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,206	$49,200
Accrued compensation and benefits	36,288	40,807
Deferred revenue	47,112	58,070
Acquisition-related contingent consideration	1,028	923
Income taxes payable	7,835	7,120
Other accrued liabilities	6,817	7,934
Liabilities of discontinued operations	—	634
Total current liabilities	161,286	164,688
Deferred revenue, less current portion	4,854	4,083
Long-term debt	1,802	1,411
Acquisition-related contingent consideration, less current portion	2,360	2,138
Income taxes payable, less current portion	1,851	1,793
Deferred income tax liability	7,332	4,946
Deferred compensation plan liabilities	10,543	9,893
Total liabilities	190,028	188,952

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 27,776,260 and 27,487,725 shares issued and 17,325,097 and 17,174,141 shares outstanding at March 31, 2011 and September 30, 2010, at stated amount, respectively	367,739	352,696
Treasury stock, at cost; 10,451,163 and 10,313,584 shares at March 31, 2011 and September 30, 2010, respectively	(367,822)	(359,366)
Accumulated other comprehensive income	20,918	14,530
Retained earnings	361,755	330,929
Total shareholders’ equity	382,590	338,789
Total liabilities and shareholders’ equity	$572,618	$527,741

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue	$227,116	$204,386	$441,230	$407,706
Cost of revenue	164,050	153,835	322,205	304,980
Gross profit	63,066	50,551	119,025	102,726
Selling, general and administrative expenses	33,572	28,787	62,239	56,216
Legal and settlement expense (recovery), net	—	(6,037)	—	(5,351)
Operating income from continuing operations	29,494	27,801	56,786	51,861
Interest and other income, net	919	186	1,410	285
Income from continuing operations before income taxes	30,413	27,987	58,196	52,146
Provision for income taxes	11,375	9,996	21,571	19,555
Income from continuing operations	19,038	17,991	36,625	32,591

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(265)	752	(265)	(1,220)
Loss on disposal	(554)	—	(659)	—
Income (loss) from discontinued operations	(819)	752	(924)	(1,220)

Net income	$18,219	$18,743	$35,701	$31,371

Basic earnings (loss) per share:
Income from continuing operations	$1.11	$1.03	$2.13	$1.86
Income (loss) from discontinued operations	(0.05)	0.05	(0.05)	(0.07)
Basic earnings per share	$1.06	$1.08	$2.08	$1.79

Diluted earnings (loss) per share:
Income from continuing operations	$1.07	$1.00	$2.06	$1.81
Income (loss) from discontinued operations	(0.05)	0.04	(0.05)	(0.07)
Diluted earnings per share	$1.02	$1.04	$2.01	$1.74

Dividends paid per share	$0.15	$0.12	$0.27	$0.24

Weighted average shares outstanding:
Basic	17,211	17,408	17,196	17,503
Diluted	17,787	17,980	17,750	18,012

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$35,701	$31,371
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	924	1,220
Depreciation and amortization	10,783	9,018
Deferred income taxes	1,146	(155)
Deferred interest income on note receivable	—	179
Non-cash equity based compensation	4,495	3,953
Change in assets and liabilities:
Accounts receivable — billed	(1,596)	4,777
Accounts receivable — unbilled	2,021	(4,430)
Prepaid expenses and other current assets	1,669	(414)
Deferred contract costs	(1,229)	966
Other assets	(1,246)	(287)
Accounts payable	12,287	1,806
Accrued compensation and benefits	(6,567)	2,917
Deferred revenue	(11,296)	14,126
Income taxes	(10,334)	3,768
Other liabilities	(372)	1,945
Cash provided by operating activities — continuing operations	36,386	70,760
Cash used in operating activities — discontinued operations	(951)	(1,005)
Cash provided by operating activities	35,435	69,755

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(10,673)
Purchases of property and equipment	(6,464)	(6,031)
Capitalized software costs	(3,872)	(4,325)
Proceeds from note receivable	—	390
Cash used in investing activities — continuing operations	(10,336)	(20,639)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(10,336)	(20,639)

Cash flows from financing activities:
Employee stock transactions	8,013	1,615
Repurchases of common stock	(8,459)	(14,511)
Tax benefit due to option exercises and restricted stock units vesting	3,818	1,110
Issuance of long-term debt	300	—
Repayment of long-term debt	—	(7)
Cash dividends paid	(4,643)	(4,201)
Cash used in financing activities — continuing operations	(971)	(15,994)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(971)	(15,994)

Effect of exchange rate changes on cash and cash equivalents	3,706	425

Net increase in cash and cash equivalents	27,834	33,547

Cash and cash equivalents, beginning of period	155,321	87,815

Cash and cash equivalents, end of period	$183,155	$121,362

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2011 and 2010

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company,” “MAXIMUS,” “us,” “we,” or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

3. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2011 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2010	$43,270	$27,981	$71,251
Foreign currency translation	441	1,140	1,581
Balance as of March 31, 2011	$43,711	$29,121	$72,832

The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2011			As of September 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,380	$3,906	$3,474	$7,160	$3,654	$3,506
Customer contracts and relationships	9,427	6,705	2,722	8,989	5,504	3,485
Non-compete arrangements	257	73	184	243	39	204
Trademark	658	75	583	622	39	583
Total	$17,722	$10,759	$6,963	$17,014	$9,236	$7,778

The intangible assets include $3.4 million of fully amortized technology-based assets still in use by the Company. Excluding these assets, the Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 7.4 years for technology-based intangible assets, 4.9 years for customer contracts and relationships, 2.9 years for non-compete arrangements and 8.9 years for the trademark. Amortization expense for the three and six months ended March 31, 2011 was $0.6 million and $1.2 million, respectively. Future amortization expense is estimated as follows (in thousands):

Six months ended September 30, 2011	$1,215
Year ended September 30, 2012	1,187
Year ended September 30, 2013	1,087
Year ended September 30, 2014	724
Year ended September 30, 2015	717
Thereafter	2,033
Total	$6,963

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of March 31,	Fair Value Measurements as of March 31, 2011 Using Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(1,028)	$—	$—	$(1,028)
Acquisition-related contingent consideration, less current portion	(2,360)	—	—	(2,360)
Deferred compensation plan liabilities	(10,543)	—	(10,543)	—

The Company’s deferred compensation plan liabilities are valued using a market approach, utilizing the value of the underlying investments to identify the fair value. Changes in deferred compensation plan liabilities are recorded in the income statement within “Interest and other income, net.”

The Company’s only acquisition-related contingent consideration liability was incurred with the acquisition of DeltaWare Systems, Inc. (“DeltaWare”) in February 2010. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. During the six months ended March 31, 2011, management’s estimates of DeltaWare’s future profitability have been revised, with the result that an additional charge was recognized in the period. Foreign currency translation adjustments were recorded as a component of other comprehensive income.

The effect on the financial statements is summarized below (in thousands):

	Acquisition-related contingent consideration
	Current portion	Long-term portion	Total
Balance as of September 30, 2010	$923	$2,138	$3,061
Additional estimated consideration	50	100	150
Foreign currency translation	55	122	177
Balance as of March 31, 2011	$1,028	$2,360	$3,388

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

In August 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. In February 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract. The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract. The client alleges total damages in excess of $30 million. MAXIMUS and the buyer plan to contest all of the client’s claims. The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2011, letters of credit totaling $11.3 million were outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the Credit Facility as of March 31, 2011. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At March 31, 2011, $1.8 million (1.8 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At March 31, 2011 and September 30, 2010, the Company had performance bond commitments totaling $25.7 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Loss contract

During the three and six month periods ended March 31, 2011, the Company recorded a charge of $4.2 million and $7.3 million, respectively, on a fixed price contract. The Company has recorded a liability of $4.8 million related to the anticipated loss to be recorded on this contract. The revenue and profitability on this contract are based upon estimated costs to complete the project. The contract is expected to be completed during the 2012 fiscal year.

6. Legal and Settlement Expense (Recovery), Net

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports, are also included in this balance. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2011	2010	2011	2010
Insurance Recovery	$—	$(7,500)	$—	$(7,500)
Acquisition expenses related to DeltaWare	—	254	—	254
Other	—	1,209	—	1,895
Total	$—	$(6,037)	$—	$(5,351)

The insurance recovery in the three and six month periods ended March 31, 2010 relate to an arbitration settlement in fiscal 2008.

7. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$19,038	$17,991	$36,625	$32,591
Income (loss) from discontinued operations	(819)	752	(924)	(1,220)
Net income	$18,219	$18,743	$35,701	$31,371

Denominator:
Basic weighted average shares outstanding	17,211	17,408	17,196	17,503

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	576	572	554	509
Denominator for diluted earnings (loss) per share	17,787	17,980	17,750	18,012

The calculation of dilutive securities did not exclude any of the Company’s vesting or exercisable stock options in any of the periods shown.

8. Stock Repurchase Programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2011 and 2010, the Company repurchased 137,579 and 306,841 common shares at a cost of $8.5 million and $14.5 million, respectively. At March 31, 2011, $122.2 million remained available for future stock repurchases.

9. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2011	2010	2011	2010
Net income	$18,219	$18,743	$35,701	$31,371
Foreign currency translation adjustments	2,459	1,656	6,388	2,739
Comprehensive income	$20,678	$20,399	$42,089	$34,110

10. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)

Revenue:
Health Services	$137,779	100%	$127,279	100%	$267,790	100%	$257,919	100%
Human Services	89,337	100%	77,107	100%	173,440	100%	149,787	100%
Total	$227,116	100%	$204,386	100%	$441,230	100%	$407,706	100%

Gross Profit:
Health services	$38,320	28%	$28,932	23%	$72,597	27%	$61,842	24%
Human Services	24,746	28%	21,619	28%	46,428	27%	40,884	27%
Total	$63,066	28%	$50,551	25%	$119,025	27%	$102,726	25%

Selling, general, and administrative expense:
Health Services	$18,968	14%	$16,209	13%	$34,422	13%	$31,611	12%
Human Services	14,623	16%	12,582	16%	27,802	16%	24,468	16%
Corporate/Other	(19)	NM	(4)	NM	15	NM	137	NM
Total	$33,572	15%	$28,787	14%	$62,239	14%	$56,216	14%

Operating income from continuing operations:
Health services	$19,352	14%	$12,723	10%	$38,175	14%	$30,231	12%
Human Services	10,123	11%	9,037	12%	18,626	11%	16,416	11%
Corporate/Other	19	NM	4	NM	(15)	NM	(137)	NM
Subtotal: Segment Operating Income	29,494	13%	21,764	11%	56,786	13%	46,510	11%
Legal and settlement recovery (expense), net	—	NM	6,037	NM	—	NM	5,351	NM
Total	$29,494	13%	$27,801	14%	$56,786	13%	$51,861	13%

(1)   Percentage of respective segment revenue. Changes not considered meaningful are marked “NM.”

11. Discontinued Operations

On September 30, 2010, the Company sold its ERP business for $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company had previously recognized a loss on sale of $1.3 million during the fourth quarter of fiscal 2009. At completion of the sale, the buyer agreed to pay $1.7 million with the balance payable following completion of certain procedures, including the preparation of a final balance sheet and working capital adjustment. During the quarter ended March 31, 2011, the buyer has informed us that they dispute the valuation of certain assets transferred at the time of sale and are withholding payment of the remaining balance until these matters are resolved. The Company established a reserve of $1.0 million during the quarter ended March 31, 2011 pending resolution of this matter.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands). During the sale negotiations for the ERP business in 2010, a contract previously included within discontinued operations was not transferred and, accordingly, is now included in continuing operations for all periods shown. Accordingly, the results for discontinued operations differ from those disclosed at March 31, 2010.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue	$—	$5,954	$—	$12,925

Income (loss) from discontinued operations	$(430)	$1,385	$(430)	$(1,952)
Provision for (benefit from) income taxes	(165)	633	(165)	(732)
Income (loss) from discontinued operations	$(265)	$752	$(265)	$(1,220)

Loss on disposal	$(916)	$—	$(1,089)	$—
Benefit from income taxes	(362)	—	(430)	—
Loss on disposal	$(554)	$—	(659)	$—

Income (loss) from discontinued operations	$(819)	$752	$(924)	$(1,220)

12. Subsequent Events

Dividend

On April 8, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2011, to shareholders of record on May 13, 2011.

On May 5, 2011, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share. The dividend is payable on June 30, 2011, to shareholders of record on June 15, 2011. On the same date, the Company’s Board of Directors declared a cash dividend of $0.09 for each share of the Company’s common stock outstanding. This dividend is payable on August 31, 2011 to shareholders of record on August 15, 2011.

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

The Company is managed through two segments, Health Services and Human Services. The Health Services segment provides a variety of business process outsourcing and administrative support services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare and the British Columbia Health Insurance Program. The Human Services segment includes a variety of business process outsourcing, case management, job training and support services for programs such as welfare-to-work programs, child support enforcement, K-12 special education and other specialized consulting services.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Revenue	$227,116	$204,386	$441,230	$407,706
Gross profit	63,066	50,551	119,025	102,726
Selling, general and administrative expenses	33,572	28,787	62,239	56,216
Selling, general and administrative expense as a percentage of revenue	14.8%	14.1%	14.1%	13.8%

Operating income from continuing operations excluding legal and settlement expense	29,494	21,764	56,786	46,510

Legal and settlement expense (recovery), net	—	(6,037)	—	(5,351)

Operating income from continuing operations	29,494	27,801	56,786	51,861
Operating margin from continuing operations percentage	13.0%	13.6%	12.9%	12.7%

Interest and other income, net	919	186	1,410	285

Income from continuing operations before income taxes	30,413	27,987	58,196	52,146
Provision for income taxes	11,375	9,996	21,571	19,555
Tax rate	37.4%	35.7%	37.1%	37.5%

Income from continuing operations, net of income taxes	$19,038	$17,991	$36,625	$32,591
Income (loss) from discontinued operations, net of income taxes	(819)	752	(924)	(1,220)
Net income	$18,219	$18,743	$35,701	$31,371

Basic earnings (loss) per share:
Income from continuing operations	$1.11	$1.03	$2.13	$1.86
Income (loss) from discontinued operations	(0.05)	0.05	(0.05)	(0.07)
Basic earnings per share	$1.06	$1.08	$2.08	$1.79

Diluted earnings (loss) per share:
Income from continuing operations	$1.07	$1.00	$2.06	$1.81
Income (loss) from discontinued operations	(0.05)	0.04	(0.05)	(0.07)
Diluted earnings per share	$1.02	$1.04	$2.01	$1.74

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States Dollars using average exchange rates from the previous fiscal period. Constant currency revenue information is a non-GAAP presentation of our numbers. We believe that constant currency growth provides a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth as a measure of performance.

We discuss operating income from continuing operations excluding legal and settlement expense. Legal and settlement expense, which is defined below, is broken out on the face of our financial statements as we believe that the exclusion of these costs and insurance recoveries from operating income provides a useful basis for assessing the Company’s performance. Operating income from continuing operations excluding legal and settlement expense is a non-GAAP presentation of our numbers. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to operating income as a measure of performance.

Revenue increased 11.1%, or 8.4% on a constant currency basis, for the three months ended March 31, 2011, compared to the same period in fiscal 2010. Revenue increased 8.2%, or 6.0% on a constant currency basis, for the six months ended March 31, 2011, compared to the same period in fiscal 2010. This growth was driven by organic growth in both our Human Services and Health Services segments and across all geographies. The results of the Company’s segments are considered in more detail below.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has increased moderately in the three and six month periods ended March 31, 2011 compared with the comparative periods in fiscal 2010. The Company routinely experiences fluctuations between its SG&A and its gross profit margin and believes operating margin is a more appropriate metric for measuring performance.

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports, are also included in this balance. No legal and settlement costs have been incurred in either the three months or six months ended March 31, 2011. The prior periods included an insurance recovery of $7.5 million related to an arbitration settlement from fiscal year 2008.

Operating income from continuing operations for the three months ended March 31, 2011 increased 6.1% to $29.5 million compared with the same period in the prior year and increased 35.5% excluding the effect of legal and settlement expense. Operating income from continuing operations for the six months ended March 31, 2011 increased 9.5% to $56.8 million compared with the same period in the prior year and increased 22.1% excluding the effect of legal and settlement expense. These increases in operating income in both Health and Human Services Segments are discussed in greater detail below.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal 2008, offset by charges related to the deferred compensation plan and acquisition-related contingent consideration related to DeltaWare. The balance also includes foreign exchange gains and losses, which are typically immaterial. Interest and other income, net has increased from $0.2 million to $0.9 million for the three months ended March 31,2011, compared with the same period in the prior year, and from $0.3 million to $1.4 million for the six months ended March 31, 2011, compared to the same period in the prior year. The increase is caused by increased cash balances and higher yields on investments, as well as the recovery of $0.3 million and $0.5 million for the three and six months ended March 31, 2011 related to a note received on the sale of a business in fiscal 2008. At the time of sale, the gain on sale was deferred and income is recognized as cash is received.

The provision for income taxes in the three months ended March 31, 2011 was $11.4 million, reflecting an effective tax rate of 37.4%. The comparative charge in the prior year was $10.0 million, an effective rate of 35.7%. The tax rate for the three months ended March 31, 2010 was affected by a revision to the Company’s full year budget in that year as businesses in overseas jurisdictions with lower tax rates than those in the United States were anticipated to provide a greater share of the Company’s income. The comparative tax rates for the six month periods ended March 31, 2011 and 2010 were 37.1% and 37.5% respectively. The decline for the current period is caused by the increase in overseas-sourced income in the current year.

Income from continuing operations, net of income taxes, was $19.0 million, or $1.07 per diluted share, for the three months ended March 31, 2011, compared with $18.0 million, or $1.00 per diluted share, for the same period in fiscal year 2010. For the six month periods ended March 31, 2011 and 2010, income from continuing operations, net of income taxes was $36.6 million and $32.6 million, or $2.06 and $1.81 per diluted share, respectively. Operating income increased in 2011, offset by a pre-tax insurance recovery of $7.5 million in 2010, which did not reoccur in 2011.

Health Services Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2011	2010	2011	2010

Revenue	$137,779	$127,279	$267,790	$257,919
Gross profit	38,320	28,932	72,597	61,842
Operating income	19,352	12,723	38,175	30,231

Operating margin percentage	14.0%	10.0%	14.3%	11.7%

Revenue increased by 8.2%, or 7.7% on a constant currency basis, for the three months ended March 31, 2011, compared to the same period in fiscal year 2010. Revenue increased by 3.8%, or 3.4% on a constant currency basis, for the six months ended March 31, 2011, compared to the same period in fiscal year 2010. Operating margin also improved in the three and six month periods ended March 31, 2011, compared to the same periods in fiscal year 2010. The improvement in revenue and operating margin were driven principally by organic growth; a spike in accretive, transaction-based work within our health appeals business and favorable timing on certain contracts.

Human Services Segment

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2011	2010	2011	2010

Revenue	$89,337	$77,107	$173,440	$149,787
Gross profit	24,746	21,619	46,428	40,884
Operating income	10,123	9,037	18,626	16,416

Operating margin percentage	11.3%	11.7%	10.7%	11.0%

Revenue increased by 15.9%, or 9.6% on a constant currency basis, for the three months ended March 31, 2011, compared to the same period in fiscal year 2010. Revenue increased by 15.8%, or 10.5% on a constant currency basis, for the six months ended March 31, 2011, compared to the same period in fiscal year 2010. Revenue growth was driven by our international welfare-to-work businesses in Australia and the United Kingdom. Margins were relatively consistent year-over-year. However, 2011 margins were dampered by cost growth on a single fixed-price contract. Charges of $4.2 million and $7.3 million were recorded against this contract during the three and six months ended March 31, 2011, respectively. Revenue and profitability on this contract are based upon estimated costs to complete the project. The contract is anticipated to be completed during the 2012 fiscal year.

Discontinued operations

On September 30, 2010, the Company sold its ERP business for $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company had previously recognized a loss on sale of $1.3 million during the fourth quarter of fiscal 2009. At completion of the sale, the buyer agreed to pay $1.7 million with the balance payable following completion of certain procedures, including the preparation of a final balance sheet and working capital adjustment. During the quarter ended March 31, 2011, the buyer has informed us that they dispute the valuation of certain assets transferred at the time of sale and are withholding payment of the remaining balance until these matters are resolved. The Company established a reserve of $1.0 million during the quarter ended March 31, 2011 pending resolution of this matter.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands). During the sale negotiations for the ERP business in 2010, a contract previously included within discontinued operations was not transferred and, accordingly, is now included in continuing operations for all periods shown. Accordingly, the results for discontinued operations differ from those disclosed at March 31, 2010.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue	$—	$5,954	$—	$12,925

Income (loss) from discontinued operations	$(430)	$1,385	$(430)	$(1,952)
Provision for (benefit from) income taxes	(165)	633	(165)	(732)
Income (loss) from discontinued operations	$(265)	$752	$(265)	$(1,220)

Loss on disposal	$(916)	$—	$(1,089)	$—
Benefit from income taxes	(362)	—	(430)	—
Loss on disposal	$(554)	$—	$(659)	$—

Income (loss) from discontinued operations	$(819)	$752	$(924)	$(1,220)

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

The Company believes that demand for its services in its core areas of health and human services will remain strong, driven by the need for governments to fulfill federal mandates and “do more with less.”

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates experiencing unique local issues in addition to general global economic factors.

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2011	2010

Net cash provided by (used in):
Operating activities — continuing operations	$36,386	$70,760
Operating activities — discontinued operations	(951)	(1,005)
Investing activities — continuing operations	(10,336)	(20,639)
Financing activities — continuing operations	(971)	(15,994)
Effect of exchange rate changes on cash and cash equivalents	3,706	425
Net increase in cash and cash equivalents	$27,834	$33,547

Cash provided by operating activities from continuing operations for the six months ended March 31, 2011 was $36.4 million, compared with $70.7 million in the same period in fiscal year 2010. In the current period, an additional $15.5 million of payments related to income taxes has been made compared to the comparative period in fiscal 2010. This is primarily driven by changes in the scheduling of the Company’s income tax payments. A decline in net operating cash flows of $13.4 million in the United Kingdom business was caused by the deferred revenue, or up-front payments, on a contract with the UK government received in the prior year but utilized in the current period. Fiscal year 2010 cash flows also received the benefit of a one-time $7.5 million insurance recovery. The Company’s operating cash flows may fluctuate between quarters owing to the receipt of significant collections and the payment of suppliers.

Cash used in operating activities from discontinued operations for the six months ended March 31, 2011 was $1.0 million, consistent with the same period in fiscal year 2010. During the six month period ended March 31, 2011, the principal cash outflow related to the settlement of accounts payable and payroll liabilities which had not been transferred to the acquirer on the sale of the business, as well as certain additional liabilities identified after the acquisition. In the comparative period in fiscal year 2010, the business was recording losses, including a charge related to the termination of a contract, resulting in cash outflows.

Cash used in investing activities from continuing operations for the six months ended March 31, 2011 was $10.3 million, compared to $20.6 million for the same period in fiscal year 2010. The principal driver of the change was the acquisition of DeltaWare Systems, Inc. (“DeltaWare”) for $10.7 million during the prior year.

Cash used in financing activities from continuing operations for the six months ended March 31, 2011 was $1.0 million, compared to $16.0 million for the same period in fiscal year 2010. This change is driven by: (1) an increase of $6.4 million of funds received from employee stock transactions, particularly proceeds from stock option exercises; (2) an increase of $2.7 million of tax benefits from the Company’s restricted stock units, reflecting the increased share price over that of RSU issuance; (3) a decline of $6.0 million of repurchases of common stock; and (4) $0.3 million of long-term debt obtained through our interest-free loan in Canada. These benefits were offset by a $0.4 million increase in our dividend payment, reflecting the increase in payments from twelve cents to fifteen cents per share.

The Company’s cash balance was increased by $3.7 million in the six-month period ended March 31, 2011 owing to foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Six Months Ended March 31,
(dollars in thousands)	2011	2010

Cash provided by operating activities — continuing operations	$36,386	$70,760
Purchases of property and equipment	(6,464)	(6,031)
Capitalized software costs	(3,872)	(4,325)
Free cash flow from continuing operations	$26,050	$60,404

Repurchases of the Company’s common stock

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2011 and 2010, the Company repurchased 137,579 and 306,841 common shares at a cost of $8.5 million and $14.5 million, respectively. At March 31, 2011, $122.2 million remained available for future stock repurchases.

Credit arrangements

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At March 31, 2011, there were no outstanding borrowings under the Credit Facility and letters of credit totaling $11.3 million were outstanding. The Company was in compliance with all covenants required by the Credit Facility.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At March 31, 2011, $1.8 million (1.8 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At March 31, 2011 and September 30, 2010, the Company had performance bond commitments totaling $25.7 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Other

Our working capital at March 31, 2011 and September 30, 2010, calculated as the difference between current assets and current liabilities, was $235.6 million and $191.5 million, respectively. At March 31, 2011, we had cash and cash equivalents of $183.2 million and debt of $1.8 million. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts held as security deposits on properties in overseas locations.

Under the provisions of certain contracts, we may receive funds on an accelerated basis that are treated as deferred revenue. The Company’s current contract within the United Kingdom, under the “Flexible New Deal” was established in this manner with significant cash funds in excess of revenues during fiscal 2010 and revenues in excess of cash receipts in fiscal 2011. This contract will terminate during the third quarter of the current fiscal year and the replacement contracts will not provide the same level of up-front cash benefit and will provide most payments on a contingent basis, which may take up to two years to be realized. This is expected to have an adverse effect of between $4 million and $6 million in cash flows in fiscal 2012, which management estimates will be recouped in fiscal 2013. The Company believes it has sufficient liquidity to manage these cash flows.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of March 31, 2011, $8.0 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On April 8, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2011, to shareholders of record on May 13, 2011. On May 5, 2011, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share. The dividend is payable on June 30, 2011, to shareholders of record on June 15, 2011. On the same date, the Company’s Board of Directors declared a cash dividend of $0.09 for each share of the Company’s common stock outstanding. This dividend is payable on August 31, 2011 to shareholders of record on August 15, 2011.

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

We believe that we do not have material off-balance-sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. While we have significant operating lease commitments for office space, these commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

During the six months ended March 31, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

In August 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommends a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. MAXIMUS believes the audit report is incorrect and that no amounts are owed as a refund. In February 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract. The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract. The client alleges total damages in excess of $30 million. MAXIMUS and the buyer plan to contest all of the client’s claims. The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2011 — Jan. 31, 2011	1,426	$62.50	1,426	$118,718

Feb. 1, 2011 — Feb. 28, 2011	—	—	—	$120,739

Mar. 1, 2011 — Mar. 31, 2011	—	—	—	$122,218

Total	1,426	$62.50	1,426

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

MAXIMUS, INC.

Date: May 9, 2011	By:	/s/ David N. Walker
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

101*

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements

*	Submitted electronically herewith