Form 10-Q
period 2011-06-30
MAXIMUS INC
filed 2011-08-09
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 34,513,856 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2011

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$204,016	$155,321
Restricted cash	5,097	4,182
Accounts receivable — billed, net of reserves of $3,792 and $1,845	125,747	136,260
Accounts receivable — unbilled	16,394	17,245
Income taxes receivable	19,127	4,149
Deferred income taxes	17,301	13,290
Prepaid expenses and other current assets	24,223	25,702
Total current assets	411,905	356,149

Property and equipment, net	50,426	48,873
Capitalized software, net	27,589	24,715
Goodwill	73,252	71,251
Intangible assets, net	6,409	7,778
Deferred contract costs, net	8,617	6,708
Deferred income taxes	676	1,844
Deferred compensation plan assets	9,171	8,317
Other assets, net	2,022	2,106
Total assets	$590,067	$527,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,552	$49,200
Accrued compensation and benefits	41,134	40,807
Deferred revenue	45,109	58,070
Acquisition-related contingent consideration	2,969	923
Income taxes payable	9,420	7,120
Other accrued liabilities	6,100	7,934
Liabilities of discontinued operations	—	634
Total current liabilities	166,284	164,688
Deferred revenue, less current portion	4,494	4,083
Long-term debt	1,794	1,411
Acquisition-related contingent consideration, less current portion	406	2,138
Income taxes payable, less current portion	1,784	1,793
Deferred income tax liability	7,824	4,946
Deferred compensation plan liabilities	11,507	9,893
Total liabilities	194,093	188,952

Shareholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 55,722,828 and 54,975,450 shares issued and 34,581,902 and 34,348,282 shares outstanding at June 30, 2011 and September 30, 2010, at stated amount, respectively	374,267	352,696
Treasury stock, at cost; 21,140,926 and 20,627,168 shares at June 30, 2011 and September 30, 2010, respectively	(377,247)	(359,366)
Accumulated other comprehensive income	23,154	14,530
Retained earnings	375,800	330,929
Total shareholders’ equity	395,974	338,789
Total liabilities and shareholders’ equity	$590,067	$527,741

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	$238,296	$211,527	$679,526	$619,233
Cost of revenue	171,897	154,514	494,102	459,494
Gross profit	66,399	57,013	185,424	159,739
Selling, general and administrative expenses	35,259	31,658	97,498	87,874
Legal and settlement expense (recovery), net	361	—	361	(5,351)
Operating income from continuing operations	30,779	25,355	87,565	77,216
Interest and other income, net	961	442	2,371	727
Income from continuing operations before income taxes	31,740	25,797	89,936	77,943
Provision for income taxes	11,780	9,672	33,351	29,227
Income from continuing operations	19,960	16,125	56,585	48,716

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(65)	1,200	(330)	(20)
Loss on disposal	(3)	—	(662)	—
Income (loss) from discontinued operations	(68)	1,200	(992)	(20)

Net income	$19,892	$17,325	$55,593	$48,696

Basic earnings per share:
Income from continuing operations	$0.58	$0.46	$1.64	$1.39
Income (loss) from discontinued operations	(0.01)	0.04	(0.03)	—
Basic earnings per share	$0.57	$0.50	$1.61	$1.39

Diluted earnings per share:
Income from continuing operations	$0.56	$0.45	$1.59	$1.35
Income (loss) from discontinued operations	—	0.03	(0.03)	—
Diluted earnings per share	$0.56	$0.48	$1.56	$1.35

Dividends paid per share	$0.075	$0.06	$0.21	$0.18
Dividends declared per share	$0.165	$0.06	$0.30	$0.18

Weighted average shares outstanding:
Basic	34,708	34,847	34,496	34,952
Diluted	35,803	36,008	35,612	36,030

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$55,593	$48,696
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	992	20
Depreciation and amortization	16,479	13,648
Deferred income taxes	372	(1,281)
Deferred interest income on note receivable	—	263
Non-cash equity based compensation	6,936	5,983

Change in assets and liabilities:
Accounts receivable — billed	10,887	10,895
Accounts receivable — unbilled	859	(2,539)
Prepaid expenses and other current assets	1,889	(2,004)
Deferred contract costs	(1,849)	1,358
Accounts payable	7,460	8,568
Accrued compensation and benefits	(506)	6,761
Deferred revenue	(13,975)	22,549
Income taxes	(13,217)	9,519
Other assets and liabilities	(1,435)	(2,087)
Cash provided by operating activities — continuing operations	70,485	120,349
Cash used in operating activities — discontinued operations	(1,086)	(2,152)
Cash provided by operating activities	69,399	118,197

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(10,673)
Purchases of property and equipment	(10,963)	(10,383)
Capitalized software costs	(5,693)	(6,307)
Proceeds from note receivable	65	473
Cash used in investing activities — continuing operations	(16,591)	(26,890)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(16,591)	(26,890)

Cash flows from financing activities:
Employee stock transactions	9,050	2,679
Repurchases of common stock	(16,974)	(22,518)
Tax benefit due to option exercises and restricted stock units vesting	5,227	1,424
Issuance of long-term debt	304	326
Cash dividends paid	(7,241)	(6,295)
Cash used in financing activities — continuing operations	(9,634)	(24,384)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(9,634)	(24,384)

Effect of exchange rate changes on cash and cash equivalents	5,521	(1,679)

Net increase in cash and cash equivalents	48,695	65,244

Cash and cash equivalents, beginning of period	155,321	87,815

Cash and cash equivalents, end of period	$204,016	$153,059

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2011 and 2010

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

On May 5, 2011, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share for shareholders of record on June 15, 2011. The additional shares were distributed on June 30, 2011. This did not change the proportionate interests that stockholders maintained in the Company. On the same date, the Board of Directors declared a cash dividend of nine cents per share. This dividend will be paid on August 31, 2011 to shareholders of record on August 15, 2011. A balance of $3.1 million has been accrued for this dividend payment. All common stock and per share amounts have been adjusted for the stock split.

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

3. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	June 30, 2011	September 30, 2010
Land	$1,800	$1,800
Building and improvements	11,485	11,393
Office furniture and equipment	97,245	97,714
Leasehold improvements	4,290	4,833
Property and equipment, gross	114,820	115,740
Less: Accumulated depreciation and amortization	(64,394)	(66,867)
Total property and equipment, net	$50,426	$48,873

4. Capitalized software

Software development costs consist of the following (in thousands):

	June 30, 2011	September 30, 2010
Capitalized software development costs	$40,390	$35,648
Less: Accumulated amortization	(12,801)	(10,933)
Total Software development costs, net	$27,589	$24,715

5. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2011 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2010	$43,270	$27,981	$71,251
Foreign currency translation	405	1,596	2,001
Balance as of June 30, 2011	$43,675	$29,577	$73,252

The following table sets forth the components of intangible assets (in thousands):

	As of June 30, 2011			As of September 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,362	$4,021	$3,341	$7,160	$3,654	$3,506
Customer contracts and relationships	9,553	7,215	2,338	8,989	5,504	3,485
Non-compete arrangements	256	89	167	243	39	204
Trademark	655	92	563	622	39	583
Total	$17,826	$11,417	$6,409	$17,014	$9,236	$7,778

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 7.1 years for technology-based intangible assets, 5.2 years for customer contracts and relationships, 2.6 years for non-compete arrangements and 8.6 years for the trademark. Amortization expense for the three months and nine months ended June 30, 2011 was $0.5 million and $1.7 million, respectively. Future amortization expense is estimated as follows (in thousands):

Three Months ended September 30, 2011	$470
Year ended September 30, 2012	1,183
Year ended September 30, 2013	1,104
Year ended September 30, 2014	737
Year ended September 30, 2015	713
Year ended September 30, 2016	713
Thereafter	1,489
Total	$6,409

6. Fair Value Measurements

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of June 30,	Fair Value Measurements as of June 30, 2011 Using Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(2,969)	$—	$—	$(2,969)
Acquisition-related contingent consideration, less current portion	(406)	—	—	(406)
Deferred compensation plan liabilities	(11,507)	—	(11,507)	—

The Company’s deferred compensation plan liabilities are valued using a market approach, utilizing the value of the underlying investments to identify the fair value. Changes in deferred compensation plan liabilities are recorded in the income statement within “Interest and other income, net”.

The Company’s only acquisition-related contingent consideration liability was incurred with the acquisition of DeltaWare Systems, Inc. (“DeltaWare”) in February 2010. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. During the nine month period ended June 30, 2011, management’s estimates of DeltaWare’s future profitability have been revised, with the result that an additional charge has been recognized. Foreign currency translation adjustments were recorded as a component of other comprehensive income.

The effect on the financial statements is summarized below (in thousands):

	Acquisition-related contingent consideration
	Current portion	Long-term portion	Total
Balance as of September 30, 2010	$923	$2,138	$3,061
Additional estimated consideration	50	100	150
Transfer of long-term portion to current portion	1,938	(1,938)	—
Foreign currency translation	58	106	164
Balance as of June 30, 2011	$2,969	$406	$3,375

7. Commitments and Contingencies

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

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2011, letters of credit totaling $11.0 million were outstanding under the Credit Facility. In addition, a letter of credit for $1.0 million has been issued on behalf of the Company by another financial institution.

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

The Credit Facility provides for the payment of specified fees and expenses, including commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of June 30, 2011. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At June 30, 2011, $1.8 million (1.8 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At June 30, 2011 and September 30, 2010, the Company had performance bond commitments totaling $18.9 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Loss contract

During the nine month period ended June 30, 2011, the Company recorded a charge of $7.3 million on a fixed price contract. The Company has recorded a liability of $4.2 million related to the anticipated loss to be recognized on this contract. The revenue and profitability on this contract are based upon estimated costs to complete the project. The contract is expected to be completed during the 2012 fiscal year.

8. Legal and Settlement Expense (Recovery), Net

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. The incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are also included in this balance. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The following table sets forth the matters that represent legal and settlement expense (recovery), net:

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Insurance Recovery	—	—	—	(7,500)
Acquisition expenses related to DeltaWare	—	—	—	254
Other	361	—	361	1,895
Total	$361	$—	$361	$(5,351)

9. Earnings Per Share

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2011.

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$19,960	$16,125	$56,585	$48,716
Income (loss) from discontinued operations	(68)	1,200	(992)	(20)
Net income	$19,892	$17,325	$55,593	$48,696

Denominator:
Basic weighted average shares outstanding	34,708	34,847	34,496	34,952

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,095	1,161	1,116	1,078
Denominator for diluted earnings per share	35,803	36,008	35,612	36,030

The calculation of dilutive securities did not exclude any of the Company’s vesting or exercisable stock options in any of the periods shown.

10. Stock Repurchase Programs

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2011.

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2011 and 2010, the Company repurchased 513,758 and 885,554 common shares at a cost of $17.9 million and $22.5 million, respectively. At June 30, 2011, $115.4 million remained available for future stock repurchases.

As of August 9, 2011, the Company had repurchased an additional 279,500 common shares at a cost of $11.0 million during the fourth quarter of fiscal 2011.

11. Comprehensive Income

Comprehensive income includes net income, plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income	$19,892	$17,325	$55,593	$48,696
Foreign currency translation adjustments	2,236	(4,334)	8,624	(1,595)
Comprehensive income	$22,128	$12,991	$64,217	$47,101

12. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2011	% (1)	2010	% (1)	2011	% (1)	2010	% (1)

Revenue:
Health Services	$141,788	100%	$127,307	100%	$409,578	100%	$385,226	100%
Human Services	96,508	100%	84,220	100%	269,948	100%	234,007	100%
Total	238,296	100%	211,527	100%	679,526	100%	619,233	100%

Gross Profit:
Health Services	35,459	25.0%	32,425	25.5%	108,056	26.4%	94,267	24.5%
Human Services	30,940	32.1%	24,588	29.2%	77,368	28.7%	65,472	28.0%
Total	66,399	27.9%	57,013	27.0%	185,424	27.3%	159,739	25.8%

Selling, general, and administrative expense:
Health Services	19,536	13.8%	17,916	14.1%	53,958	13.2%	49,527	12.9%
Human Services	16,032	16.6%	13,904	16.5%	43,834	16.2%	38,372	16.4%
Corporate/Other	(309)	NM	(162)	NM	(294)	NM	(25)	NM
Total	35,259	14.8%	31,658	15.0%	97,498	14.3%	87,874	14.2%

Operating income from continuing operations:
Health Services	15,923	11.2%	14,509	11.4%	54,098	13.2%	44,740	11.6%
Human Services	14,908	15.4%	10,684	12.7%	33,534	12.4%	27,100	11.6%
Consolidating adjustments	309	NM	162	NM	294	NM	25	NM
Subtotal: Segment Operating Income	31,140	13.1%	25,355	12.0%	87,926	12.9%	71,865	11.6%
Legal and settlement recovery (expense), net	(361)	NM	—	NM	(361)	NM	5,351	NM
Total	$30,779	12.9%	$25,355	12.0%	$87,565	12.9%	$77,216	12.5%

(1)       % of respective segment revenue.  Changes not considered meaningful are marked “NM”.

13. Discontinued Operations

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

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands). During the sale negotiations for the ERP business in 2010, a contract previously included within discontinued operations was not transferred and, accordingly, is now included in continuing operations for all periods shown. Accordingly, the results for discontinued operations differ from those disclosed at June 30, 2010.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenue	$—	$6,792	$—	$19,717

Income (loss) from discontinued operations	$(107)	1,920	(545)	(32)
Provision for (benefit from) income taxes	(42)	720	(215)	(12)
Income (loss) from discontinued operations	$(65)	$1,200	$(330)	$(20)

Loss from discontinued operations	(5)	—	(1,093)	—
Benefit from income taxes	(2)	—	(431)	—
Loss on disposal	(3)	—	(662)	—

Income (loss) from discontinued operations	$(68)	$1,200	$(992)	$(20)

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

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Revenue	$238,296	$211,527	$679,526	$619,233
Gross profit	66,399	57,013	185,424	159,739
Selling, general and administrative expenses	35,259	31,658	97,498	87,874
Selling, general and administrative expenses as a percentage of revenue	14.8%	15.0%	14.3%	14.2%

Operating income from continuing operations excluding legal and settlement expense	31,140	25,355	87,926	71,865
Operating income from continuing operations excluding legal and settlement expense as a percentage of revenue	13.1%	12.0%	12.9%	11.6%

Legal and settlement expense (recovery), net	361	—	361	(5,351)

Operating income from continuing operations	30,779	25,355	87,565	77,216
Operating margin from continuing operations percentage	12.9%	12.0%	12.9%	12.5%

Interest and other income, net	961	442	2,371	727

Income from continuing operations before income taxes	31,740	25,797	89,936	77,943
Provision for income taxes	11,780	9,672	33,351	29,227
Tax rate	37.1%	37.5%	37.1%	37.5%

Income from continuing operations, net of income taxes	$19,960	$16,125	$56,585	$48,716
Income (loss) from discontinued operations, net of income taxes	(68)	1,200	(992)	(20)
Net income	$19,892	$17,325	$55,593	$48,696

Basic earnings per share:
Income from continuing operations	$0.58	$0.46	$1.64	$1.39
Income (loss) from discontinued operations	(0.01)	0.04	(0.03)	—
Basic earnings per share	$0.57	$0.50	$1.61	$1.39

Diluted earnings per share:
Income from continuing operations	$0.56	$0.45	$1.59	$1.35
Income (loss) from discontinued operations	—	0.03	(0.03)	—
Diluted earnings per share	$0.56	$0.48	$1.56	$1.35

All per share numbers have been adjusted for the two-for-one stock split in June 2011.

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

Revenue increased 12.7%, or 7.9% on a constant currency basis, for the three months ended June 30, 2011, compared to the same period in fiscal 2010. Revenue increased 9.7%, or 6.7% on a constant currency basis, for the nine months ended June 30, 2011. compared to the same period in fiscal 2010. This growth was driven by organic growth in both our Human Services and Health Services segments and across all geographies. The results of the Company’s segments are considered in more detail below.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. During the current period, SG&A as a percentage of revenue has been consistent with that recorded in the comparative periods of fiscal 2010. The Company routinely experiences fluctuations between its SG&A and its gross profit margin and believes operating margin is a more appropriate metric for measuring performance.

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. The incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports, are also included in this balance. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The Company recorded a legal and settlement expense of $0.4 million for the three and nine month period ended June 30, 2011. During the nine month period ended June 30, 2010, the Company experienced miscellaneous legal settlement expenses and incurred costs related to the acquisition of DeltaWare, offset by a $7.5 million insurance recovery related to a legal settlement in fiscal 2008.

Operating income from continuing operations for the three months ended June 30, 2011 increased 21.4% to $30.8 million compared with the same period in the prior year and increased 22.8% excluding the effect of legal and settlement expense. Operating income from continuing operations for the nine months ended June 30, 2011 increased 13.4% to $87.6 million compared with the same period in the prior year and increased 22.3% excluding the effect of legal and settlement expense. Our expenses in both cost of revenue and SG&A are affected by seasonal fluctuations in employee benefits and payroll taxes. In the current period, the Company made a change in their vacation policy that resulted in an additional charge. This charge was largely offset by decreases in the costs of other taxes and benefits in the current period. Other increases in operating income in both the Health and Human Services Segments are discussed in greater detail below.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal 2008, offset by charges related to the deferred compensation plan and acquisition-related contingent consideration related to DeltaWare. The balance also includes foreign exchange gains and losses, which are typically immaterial. Interest and other income, net has increased from $0.4 million to $1.0 million for the three months ended June 30, 2011, compared with the same period in the prior year, and from $0.7 million to $2.4 million for the nine months ended June 30, 2011, compared to the same period in the prior year. The increase is caused by increased cash balances and higher yields on investments.

The Company’s tax rate for the three month and nine month periods ended June 30, 2011 was 37.1%, compared with 37.5% in the same periods in fiscal 2010. The decline is caused by the increase in overseas-sourced income in the current year, which typically incurs lower rates than those charged in the United States.

Income from continuing operations, net of income taxes, was $20.0 million, or $0.56 per diluted share, for the three months ended June 30, 2011, compared with $16.1 million, or $0.45 per diluted share, for the same period in fiscal year 2010. For the nine month periods ended June 31, 2011 and 2010, income from continuing operations, net of income taxes was $56.6 million and $48.7 million, or $1.59 and $1.35 per diluted share, respectively. Improvements in operating income were driven by improvements in segment results, which are discussed in greater detail below, as well as the beneficial effect of foreign exchange and a declining tax rate. These benefits were offset by an insurance recovery of $7.5 million in fiscal 2010, which did not reoccur in fiscal 2011.

Health Services Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Revenue	$141,788	$127,307	$409,578	$385,226
Gross profit	35,459	32,425	108,056	94,267
Operating income	15,923	14,509	54,098	44,740

Operating margin percentage	11.2%	11.4%	13.2%	11.6%

Revenue increased by 11.4%, or 10.7% on a constant currency basis, for the three months ended June 30, 2011, compared to the same period in fiscal year 2010. Revenue increased by 6.3%, or 5.8% on a constant currency basis, for the nine months ended June 30, 2011, compared to the same period in fiscal year 2010. Revenue increases have been driven by new work and expansion on existing contracts.

Operating profit margin for the three month period ended June 30, 2011 was 11.2%, compared with 11.4% in the same period last year. During the quarter, start-up costs were incurred for a project which commenced in mid-June. Operating profit margin for the nine month period ended June 30, 2011 was 13.2%, compared with 11.6% in the same period in the prior year. This growth was driven by a spike in accretive, transaction-based work within our health appeals business as well as favorable timing on certain contracts.

Human Services Segment

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010

Revenue	$96,508	$84,220	$269,948	$234,007
Gross profit	30,940	24,588	77,368	65,472
Operating income	14,908	10,684	33,534	27,100

Operating margin percentage	15.4%	12.7%	12.4%	11.6%

Revenue increased by 14.6%, or 3.7% on a constant currency basis, for the three months ended June 30, 2011, compared to the same period in fiscal year 2010. Revenue increased by 15.4%, or 8.1% on a constant currency basis, for the nine months ended June  30, 2011, compared to the same period in fiscal year 2010. Revenue growth was driven by our international welfare-to-work businesses, particularly in Australia. In the United Kingdom, we experienced acceleration of certain revenues related to the termination of the Flexible New Deal contract, partially offset by costs relating to the start-up of the replacement Work Programme contract, which commenced in June.

Margins for the three month and nine month periods ended June 30, 2011 improved compared with the same periods in fiscal 2010. Margin improvement was driven by improved contract performance in Australia and the acceleration of Flexible New Deal revenues. Operating income and margins for fiscal 2011 were dampened by cost growth on a single fixed-price contract. Charges of $7.3 million were recorded against this contract during the nine months ended June 30, 2011. No charges relating to cost growth were recorded in the current quarter. Revenue and profitability on this contract are based upon estimated costs to complete the project. The contract is anticipated to be completed during the 2012 fiscal year.

Discontinued operations

On September 30, 2010, the Company sold its ERP business for $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company had previously recognized a loss on sale of $1.3 million during the fourth quarter of fiscal 2009. At completion of the sale, the buyer agreed to pay $1.7 million with the balance payable following completion of certain procedures, including the preparation of a final balance sheet and working capital adjustment. During the quarter ended March 31, 2011, the buyer has informed us that they dispute the valuation of certain assets transferred at the time of sale and are withholding payment of the remaining balance until these matters are resolved. The Company established a reserve of $1.0 million during the quarter ended March 31, 2011 pending resolution of this matter. The losses recorded in the current quarter and year-to-date period reflect adjustments made to the value of the assets disposed of and adjustments to the loss on sale caused by the reserve.

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

Cash Flows

	Nine Months Ended June 30,
(dollars in thousands)	2011	2010

Net cash provided by (used in):
Operating activities — continuing operations	$70,485	$120,349
Operating activities — discontinued operations	(1,086)	(2,152)
Investing activities — continuing operations	(16,591)	(26,890)
Financing activities — continuing operations	(9,634)	(24,384)
Effect of exchange rate changes on cash and cash equivalents	5,521	(1,679)
Net increase in cash and cash equivalents	$48,695	$65,244

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2011 was $70.5 million, compared with $120.3 million in the same period in fiscal year 2010. This decline has occurred notwithstanding a $6.9 million increase in net income and a $2.8 million increase in amortization and depreciation. The principal driver of the decline is the difference in cash flows related to the United Kingdom business, resulting in approximately $20.0 million less in the current fiscal period than that of the comparative period in fiscal 2010. In fiscal 2010, the Company commenced a contract which provided significant cash inflows resulting in deferred revenue. The contract will terminate at the end of the current fiscal year and, accordingly, deferred revenue has been reduced.

Cash used in operating activities from discontinued operations for the nine months ended June 30, 2011 was $1.1 million, compared with $2.2 million in the same period in fiscal year 2010. During the nine month period ended June 30, 2011, the principal cash outflow related to the settlement of accounts payable and payroll liabilities which had not been transferred to the acquirer on the sale of the business, as well as certain additional liabilities identified after the acquisition. In the comparative period in fiscal year 2010, the business was recording losses, including a charge related to the termination of a contract, resulting in cash outflows.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2011 was $16.6 million, compared to $26.9 million for the same period in fiscal year 2010. The principal driver of the change was the acquisition of DeltaWare in February 2010.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2011 was $9.6 million, compared to $24.4 million for the same period in fiscal year 2010. This change is driven by: (1) an increase of $6.4 million of funds received from employee stock transactions, particularly proceeds from stock option exercises; (2) an increase of $3.8 million of tax benefits from the Company’s restricted stock units, reflecting the increased share price over that of RSU issuance; and (3) a decline of $5.5 million in repurchases of common stock. These benefits were offset by a $0.9 million increase in our dividend payment, reflecting the increase in payments from 18 cents to 21 cents per share.

Foreign exchange rate fluctuations increased the cash balance by $5.5 million in the nine month period ended June 30, 2011. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Nine Months Ended June 30,
(dollars in thousands)	2011	2010

Cash provided by operating activities — continuing operations	$70,485	$120,349
Purchases of property and equipment	(10,963)	(10,383)
Capitalized software costs	(5,693)	(6,307)
Free cash flow from continuing operations	$53,829	$103,659

Repurchases of the Company’s common stock

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2011 and 2010, the Company repurchased 513,758 and 885,554 common shares at a cost of $17.9 million and $22.5 million, respectively. At June 30, 2011, $115.4 million remained available for future stock repurchases. As of August 9, 2011, the Company had repurchased an additional 279,500 common shares at a cost of $11.0 million during the fourth quarter of fiscal 2011.

Credit arrangements

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At June 30, 2011, there were no outstanding borrowings under the Credit Facility and letters of credit totaling $12.0 million were outstanding, including a $1.0 million letter with another financial institution. The Company was in compliance with all covenants required by the Credit Facility.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At June 30, 2011, $1.8 million (1.8 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At June 30, 2011 and September 30, 2010, the Company had performance bond commitments totaling $18.9 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Other

Our working capital at June 30, 2011 and September 30, 2010, calculated as the difference between current assets and current liabilities, was $245.6 million and $191.5 million, respectively. At June 30, 2011, we had cash and cash equivalents of $204.0 million and debt of $1.8 million. Management believes this liquidity and financial position, along with the revolving credit facility discussed above, provides sufficient liquidity to continue any contemplated stock repurchase program (depending on the price of the Company’s common stock), to pursue selective acquisitions, and to consider the continuation of dividends on a quarterly basis. Restricted cash represents amounts held as collateral balances for property leases and credit cards in overseas locations.

Under the provisions of certain contracts, we may receive funds on an accelerated basis that are treated as deferred revenue. The Company’s current contract within the United Kingdom, under the “Flexible New Deal” was established in this manner with significant cash funds in excess of revenues during fiscal 2010 and revenues in excess of cash receipts in fiscal 2011. This contract was terminated in the current quarter and the replacement contracts will not provide the same level of up-front cash benefit and will provide most payments on a contingent basis, which may take up to two years to be realized. This is expected to have an adverse effect of between $4 million and $6 million in cash flows in fiscal 2012, which management estimates will be recouped in fiscal 2013. The Company believes it has sufficient liquidity to manage these cash flows.

Under the provisions of certain long-term contracts, we may incur certain reimbursable transition period costs. During the transition period, these expenditures result in the use of our cash and in our entering into lease financing arrangements for a portion of the costs. Reimbursement of these costs may occur in the set-up phase or over the contract operating period. Related revenue may also be deferred during the set-up phase. As of June 30, 2011, $8.6 million in net costs had been incurred and reported as deferred contract costs on our consolidated balance sheet.

On May 5, 2011, the Company’s Board of Directors declared a cash dividend of $0.09 for each share of the Company’s common stock outstanding. This dividend is payable on August 31, 2011 to shareholders of record on August 15, 2011. This is anticipated to represent a payment of $3.1 million.

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

During the nine months ended June 30, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

The Company is exposed to foreign exchange fluctuations in the Australian Dollar, Canadian Dollar, and British Pound. During the nine month period ended June 30, 2011, the Company earned approximately 32% of revenues from foreign subsidiaries. The Company mitigates its foreign exchange risks through maintaining sufficient capital within its foreign subsidiaries to support the short-term and long-term requirements of the businesses. The Company’s foreign subsidiaries typically incur costs in the same currency as they earn revenues, thus limiting the Company’s exposure to unexpected fluctuations in currency. The operations of the businesses in the United States do not depend upon cash flows from foreign subsidiaries.

In the nine month period ended June 30, 2011, an additional 1% fluctuation in the currencies listed above would have resulted in a difference of $2.2 million of revenue and $0.4 million of operating profit.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2011 — Apr. 30, 2011	—	$—	—	$123,233

May 1, 2011 — May 31, 2011	—	—	—	$124,565

Jun. 1, 2011 — Jun. 30, 2011	238,600	39.49	238,600	$115,439

Total	238,600	$39.49	238,600

(1)             All share numbers and prices have been adjusted to reflect the two-for-one stock split which occurred in June 2011.

(2)             Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: August 9, 2011	By:	/s/ David N. Walker
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

101*

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements

*	Submitted electronically herewith