Form 10-K
period 2011-09-30
MAXIMUS INC
filed 2011-11-14
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2011 was $1,195,512,731 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 33,585,754 shares of the registrant’s Common Stock outstanding as of November 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on March 7, 2012, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2011

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward- looking statements due to a number of factors, including without limitation,

•                  a failure on our part to comply with federal, state or local laws governing our business, which might result in us being subject to fines, penalties and other sanctions;

•                  a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•                  the outcome of reviews or audits by federal, state and local governments, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•                  matters related to business we have disposed of or divested;

•                  other factors, not limited to those set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors.”

As a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. Additionally, we caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether resulting from new information, future events or otherwise.

PART I

ITEM 1.  Business.

Throughout this annual report, the terms “MAXIMUS,” “Company,” “we,” “our” and “us” refer to MAXIMUS, Inc. and its subsidiaries. A list of key terms is included in a glossary at the end of this section.

General

MAXIMUS is a provider of business process outsourcing services to government health and human services agencies under its mission of Helping Government Serve the People.® The Company is primarily focused on administering government-sponsored programs such as Medicaid, CHIP, health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. We use our expertise, innovative business processes and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to beneficiaries. The Company serves both domestic and international governments, providing administrative services in the United States, Australia, Canada and the United Kingdom. MAXIMUS was founded in 1975 and operates as a Virginia corporation.

The Company’s core health and human services business has benefited from steady demand over the last five years and has  not experienced any material adverse change in demand as a result of government budgetary pressures. We believe the critical nature of our services in helping U.S. governments provide and administer important safety net programs, such as Medicaid, welfare-to-work and CHIP, to the most vulnerable populations helps insulate our services from significant downward pressure, particularly during an economic downturn. We also administer several international government-sponsored health and human services programs, most notably welfare-to-work, to help people in Australia and the United Kingdom find employment and achieve self-sufficiency. Favorable legislation and austerity measures that seek to help governments reduce costs and run more efficiently may continue to create demand for our core services.

For the fiscal year ended September 30, 2011, we had revenue from continuing operations of $929.6 million and net income from continuing operations of $82.1 million.

The Company operates in the United States, Australia, Canada and the United Kingdom. The distribution of revenues and assets among the United States, Australia and the rest of the world are included in “Note 2. Business Segments” within Item 8 of this Form 10-K.

Our Business Segments

The Company operates in two business segments, Health Services and Human Services. For more information concerning our segment presentation, including comparative revenue, gross profit, operating profit, identifiable assets and related financial information for the 2011, 2010 and 2009 fiscal years, see “Note 2. Business Segments” within Item 8 of this Form 10-K.

Health Services Segment

Our Health Services Segment generated 61% of our total revenue in fiscal 2011, with the U.S. Federal Government and the States of California and Texas providing 60% of total Health Services revenues. The Health Services Segment provides a variety of business process outsourcing (BPO) and administrative support services, as well as related consulting services, for state, provincial and federal government programs, including Medicaid, CHIP, SNAP (Supplemental Nutrition Assistance Program), Medicare and Health Insurance BC (British Columbia). The segment’s services help improve the efficiency, cost effectiveness, quality and accountability of government-sponsored health benefit programs. Our BPO services are centered on legislative initiatives and federally mandated programs such as the Affordable Care Act (Health Care Reform), Medicaid, CHIP, Medicare and Long-term Care. In this segment, our BPO and consulting services include:

•                  Comprehensive government health insurance program administration

•                  Health insurance program eligibility and enrollment services to improve access to health care for citizens and help beneficiaries make the best choice for their health insurance coverage

•                  Eligibility and enrollment modernization for government health benefit programs

•                  Health insurance exchange design and operations

•                  Consumer outreach and education, including multilingual customer contact centers and multi-channel self-service options, such as Web-based portals, for easy enrollment

•                  Application assistance and enrollment counseling to beneficiaries

•                  Premium payment processing and administration, such as invoicing and reconciliation

•                  Objective, evidence-based health appeals

•                  Comprehensive eHealth solutions with the Medigent® product suite

•                  Independent medical reviews

•                  Health plan oversight

•                  Medicaid Management Information System (MMIS) planning and oversight

•                  Specialized program consulting services

The Health Services business is not subject to significant effects from seasonality; however it experiences revenue and margin fluctuations due to transaction-based work, such as periodic program open enrollment and activity related to contract life cycle. During the first quarter of our fiscal year, reductions in working days due to holidays and vacations may impact our sales and accounts receivable, but the effect is generally not significant.

Human Services Segment

Our Human Services Segment generated 39% of our total revenue in fiscal 2011, with over half generated outside the United States, primarily in Australia and the United Kingdom. The Human Services Segment provides federal, national, state and county human services agencies with a variety of administrative support and case management services for welfare-to-work programs, child support enforcement, higher education services and K-12 special education services.  Our services include:

•                  Comprehensive welfare-to-work services — including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services — to help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence

•                  Full and specialized child support case management services, customer contact center operations, and program and systems consulting services

•                  Management tools and professional consulting services for higher education institutions

•                  K-12 special education case management solutions

•                  Program consulting services including independent verification and validation, cost allocation plans, and repeatable management services and other specialized consulting offerings

•                  Business and tax credit services for employers

Consistent with the Health Services Segment, the Human Services Segment may experience some seasonality due to holidays and vacations. In addition, during the fourth quarter of our fiscal year, the segment typically benefits from high margin contributions from our tax credit business.

Discontinued Operations

On September 30, 2010, the Company sold its ERP division. The results of operations of this business have been included within “discontinued operations” for all periods shown in this Annual Report.

Market Overview

We expect that demand for our core health and human services offerings will continue to increase, driven by new legislation, austerity measures and increasing caseloads as governments strive to deliver more services with fewer resources. Legislation such as the ACA in the United States and welfare reform initiatives abroad has created increased demand for our services and should continue to create increased demand over the next several years. We believe that we remain well-positioned to benefit from this increasing demand as governments look for ways to improve overall program efficiency and achieve value for funds spent on social benefits programs.

Demand for our services is contingent upon factors that affect government, including:

•                  The need for state governments, which run federally mandated and federally funded programs such as Medicaid and CHIP, to deliver efficient, cost-effective services to program beneficiaries while meeting requirements to maintain federal matching funds.

•                  The requirement of state governments to implement federal initiatives, such as the ACA, which will expand health insurance coverage to millions of Americans.

•                  The impact of continued budgetary pressures, which result in governments having to operate more programs with the same level of resources and/or implement cost-control measures.

•                  The need to improve business processes, push innovations, and update technology for public programs. In the United States, governments are likely to seek outside sources of support as they face the possibility of an increasing number of government workers eligible for retirement, coupled with stovepipe systems and antiquated processes that cannot scale effectively to support projected caseload growth.

As a result, governments utilize business process outsourcing companies, such as MAXIMUS, to help them deliver efficient, cost-effective services to beneficiaries on their behalf. MAXIMUS possesses the knowledge and resources to operate government health and human programs efficiently and maintain requirements to achieve the maximum level of ongoing federal funding. With the ability to tightly balance resources with demand, MAXIMUS also offers the flexibility and scalability that governments do not always possess.

Health Services Market Environment

Over the past decade, health care costs have substantially risen in the United States, a trend that is expected to continue. U.S. health care spending, among the highest of all industrialized countries, is increasing at a rate that outpaces inflation and national income growth. Stemming these costs, as well as improving quality and access to health care, is a major policy priority for governments.

As a result, in March 2010, Congress passed the ACA, a comprehensive overhaul of the health insurance system in the United States that initially seeks to expand access to health care, while ultimately improving quality and reducing overall costs of health care delivery. Most notably, the ACA aims to expand health insurance coverage to more than 30 million Americans in 2014 and beyond, primarily by expanding the Medicaid program through federal matching funds to cover more low-income individuals and families. In the interim, state fiscal realities have also prompted the expansion of Medicaid managed care to new populations — including the aged, blind and disabled populations — that have historically been served through fee-for-service Medicaid. Although these populations represent only a quarter of the total Medicaid population, they are responsible for approximately 70% of the costs. We are well-positioned to benefit from the expected volume increases associated with Medicaid expansion due to our existing client base of states where we serve as the administrative enrollment vendor for 13 Medicaid managed care programs, which is 62% of the market served by third party administrators. The ACA also extends CHIP through 2019, provides increased matching federal funds, and guarantees funding through 2015. We currently serve as the administrative vendor for CHIP in five states, which comprise approximately 71% of the market served by third party administrators.

The law also promotes the integration of new health insurance exchanges with existing state Medicaid and CHIP programs to provide a “no wrong door” entry for program beneficiaries. A health insurance exchange is an insurance marketplace where individuals and small businesses can shop, compare and buy affordable and qualified health benefit plans. We believe we are well-positioned to provide services to state health insurance exchanges, since many of the core functions of a health insurance exchange are similar to the functions that we provide under Medicaid and CHIP, including consumer outreach and education, eligibility and enrollment, customer contact centers, Web portals, and comprehensive business process managed services to help beneficiaries navigate the new health insurance exchanges and enroll in health insurance plans.

The ACA also includes enhanced consumer protections for health insurance appeals. The law requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. This expands the requirement to ERISA plans which previously were not required to have an objective independent health appeals process. We are one of the largest providers of evidence-based health insurance appeals to Medicare and more than 30 state agencies.

We believe the current health environment positions us to benefit from demand as governments must meet the requirements established under the ACA. We believe states may be challenged to achieve these requirements and, as a result, are turning to business process outsourcers such as MAXIMUS to provide repeatable processes, proven solutions and consumer-friendly services. Overall, we expect the underlying demand for our services to increase over the next several years due to the fundamental need for governments to provide these services to beneficiaries on an expanding and ongoing basis.

Human Services Market Environment

The Human Services market has experienced increased demand driven by the need for governments to reduce costs and improve efficiency of social benefits programs. The most dynamic portion of the market is in the welfare-to-work arena where governments worldwide are seeking to reform their programs as an important component of comprehensive fiscal austerity measures.  Many governments are modeling new welfare reforms after the Wisconsin Works (W-2) program. Since the launch of the W-2 program in 1997, we have provided welfare-to-work services in Wisconsin and continue to serve as one of its vendor agencies today. W-2 is considered to be one of the most ambitious and comprehensive welfare reform initiatives undertaken and is credited with breaking the cycle of poverty and beneficiaries remaining on welfare for life. The “Wisconsin Model” also paved the way for privatization of welfare-to-work programs and demands accountability from its vendor partners through performance-based measures and employment outcomes. This model, with which MAXIMUS has a substantial amount of knowledge and expertise, is being emulated around the world through privatized efforts, with MAXIMUS being a leading provider.

We believe we are well-positioned to compete for these global welfare-to-work opportunities because of our established presence, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes outlined in the new reform measures. We offer clients demonstrated results and more than twenty years of proven experience in administering welfare-to-work programs in several states and countries. In Australia, MAXIMUS is one of the largest and highest rated welfare-to-work providers where we operate 84 sites and 71 outreach locations. We also have an established presence in the United Kingdom’s welfare-to-work market and presently provide employment and job training services under the country’s ambitious reform effort called The Work Programme. This program is a key component of the coalition government’s plan to reduce mounting debt. The plan involves comprehensive system-wide welfare reform, which is expected to yield a total savings of approximately £18 billion each year by 2014-2015. The new Work Programme consolidates many of the U.K.’s disparate welfare-to-work programs — including the Flexible New Deal, Pathways to Work and Work Choice — into a single back-to-work program. In 2011, MAXIMUS was the highest rated provider for job placements and job retention under the U.K.’s previous Flexible New Deal program. We believe reform initiatives coupled with our outstanding performance, expertise and proven solutions will continue to drive demand for our welfare-to-work services.

In addition to welfare reform, we have seen an increase in initiatives to utilize private firms for children’s services such as child support enforcement. MAXIMUS currently provides services to the Family Maintenance Enforcement Program in British Columbia as well as several jurisdictions throughout the United States, including Shelby County, Tennessee, which is one of the largest child support privatization efforts in the nation.

As a result of these measures to reduce costs and improve efficiency, coupled with our established presence, we believe we are well-positioned to benefit from an increase in demand for our core human services business across several geographies.

Our Clients

Our primary customers are government agencies, with the majority at the federal, provincial and state level and, to a lesser extent, some at the county and municipal level. In the United States, when our direct customers are state governments, a significant amount of our revenue is ultimately provided by the U.S. federal government in the form of cost sharing arrangements with the states, such as is the case with Medicaid programs. In fiscal 2011, approximately 55% of our total revenue was derived from state and local government agencies whose programs received significant federal funding, 32% from foreign government agencies, 9% from U.S.-based federal government agencies, and 4% from other sources (such as municipal or commercial customers).

For the year ended September 30, 2011, we derived approximately 16% and 11% of our consolidated revenue from contracts with the States of Texas and California, respectively, and 19% of our consolidated revenue from the Government of Australia. Revenue from California and Texas is principally in our Health Services Segment; revenue from Australia is principally within our Human Services Segment.

We typically contract with government clients under four primary contract types: performance based, cost plus, fixed fee for service, and time and materials. For the year ended September 30, 2011, 50% of our contracts were performance based, 24% were cost plus, 22% were fixed fee for service, and 4% were time and materials.

Generally, the relationships with our clients are long-term, multi-year contracts, subject to option years and periodic rebids. See below under “Backlog” for more details.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government-funded health and human services programs. Our reputation and extensive experience over the last 35 years give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that MAXIMUS brings to its customers. The following are the competitive advantages that allow us to capitalize on various market opportunities:

Proven track record, ability to deliver outcomes and exceptional brand recognition.  Since 1975, we have successfully assisted governments in delivering cost-effective services to beneficiaries of government programs. We operate large-scale program management operations on behalf of government agencies, improving the quality of services provided to beneficiaries and achieving the necessary outcomes to help these governments cost-effectively achieve their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.

Subject matter expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration and operation of government health and human services programs. Many of our employees have worked for governments in management positions and can offer insights into how we can best provide valuable, practical and effective services to our clients.

Intellectual property that supports the administration of government programs.  We have proprietary case management solutions to support our health and human services business lines. By leveraging a common framework, MAXIMUS shortens, and sometimes eliminates, the development lifecycle to enable configuration for accelerated takeover of operations, providing clients with a significant amount of flexibility and support. By taking advantage of a large number of shared technical and business components, we reduce development costs and deliver clients increased capabilities and efficiencies related to workflow, calendaring and action plan management. As a market-share leader in CHIP and Medicaid, our shared core infrastructure provides price competitive advantages over other potential competitors. We have deployed these proven product solutions across several health and human services projects for clients such as Pennsylvania, New York and the United Kingdom. We have also made investments in business process modeling and monitoring tools to further enhance our operational efficiency. These assets, when combined with our subject matter expertise, offer clients significant advantages over pure service providers who depend on third-party software.

Financial strength.  We maintain a strong balance sheet, generate consistent annual cash flow, and have minimal long-term debt. We possess the financial flexibility and sufficient cash on-hand to support client operations including ongoing technology investments and working capital for high-profile public health and human services programs.

Focused portfolio of services with a single-market emphasis. We are one of the largest publicly traded companies that provide a portfolio of BPO health and human services specifically to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiates us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to manage the complexities of  serving health and human services government agencies efficiently. Our focused portfolio offers clients a continuum of service capabilities from consulting engagements to component services to full-service solutions.

Established international presence.  International governments are seeking to improve government-sponsored health and human services programs and contain costs. We have an established presence in Australia, Canada and the United Kingdom, with a focus on delivering cost effective welfare-to-work and health insurance eligibility and enrollment services to beneficiaries on behalf of governments.

Expertise in competitive bidding.  Government agencies typically award contracts through a comprehensive, complex and competitive Requests for Proposals (RFPs) and bidding process. With more than 35 years of experience in responding to RFPs, we have the necessary experience and resources to navigate government procurement processes. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.

Competition

The market for providing our services to government agencies can be competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, the market is difficult for new, unknown competitors. The complex nature of competitive bidding and required investment in subject-matter expertise, repeatable processes and support infrastructure creates significant barriers to entry for potential new competitors unfamiliar with the nature of government procurement.

Our primary competitors in the Health Services Segment market in the United States are Affiliated Computer Services, a Xerox Company; Electronic Data Systems, an HP Company; and specialized private service providers. Our primary competitors in the Human Services Segment market include Serco, Atos Origin, Ingeus, other specialized consulting companies and non-profit organizations such as United Way, Goodwill and Catholic Charities. In the areas in which we compete, we consider ourselves to be the largest or second largest provider.

Business Growth Strategy

Our goal is to enable future growth by remaining a leading provider of operations program management and consulting services to government agencies. The key components of our business growth strategy include the following:

•                  Pursue new domestic and international business opportunities and expand our customer base. With more than 35 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We seek to grow our domestic and international base businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients.

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

•                  Focus on core health and human services business lines.  We have centered our core business offerings on delivering business process managed services to government health and human services agencies. Our sharpened focus and established presence positions us to benefit from Health Care Reform in the United States and welfare reform initiatives abroad.

See Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors” for information on risks and uncertainties that could affect our business growth strategy.

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers and decision makers to understand the evolving needs of government agencies as they seek to optimize their programs. We have a team of business development professionals who ensure that we understand the needs, requirements, legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. As part of the procurement, we respond to competitive RFPs through the government procurement process.

Legislative Initiatives

MAXIMUS actively monitors legislative initiatives and responds to opportunities as they develop. Over the past several years, legislative initiatives created new growth opportunities and potential markets for MAXIMUS. Legislation passed in the United States and in the United Kingdom has significant public policy implications for all levels of government and present viable business opportunities in the health and human services arena. MAXIMUS is well-positioned to meet the operations program management and consulting needs resulting from legislative actions and subsequent regulatory and program implementation efforts.

Some recent legislative initiatives that have created new growth opportunities for us in the government market include the following:

ACA. In March 2010, the United States enacted comprehensive health care reform, known as the Affordable Care Act (ACA). This law expands access to health coverage to more than 30 million Americans, protects consumer rights, controls health care costs, and improves the overall health care delivery system over the course of the next four years and beyond. Many components of the ACA will require states to pass legislation and create program regulations. The law presents several business opportunities for MAXIMUS to offer our expertise in the administration of public programs, including:

•                  Establishment of Exchanges, insurance marketplaces where individuals and small businesses can buy affordable and qualified health benefit plans.

•                  Expansion of Medicaid where states will receive federal matching funds to cover more low-income individuals and families.

•                  Extension of CHIP through 2019 and the extension of funding through 2015, which is two additional years beyond the CHIPRA of 2009.

•                  Funding to promote the integration of state eligibility processing associated with health and human services entitlement programs.

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

•                  Creation of Pre-Existing Condition Insurance Plans (PCIP) to provide health coverage to individuals who have been denied health insurance by private insurance companies because of a pre-existing condition, through high risk pools.

•                  Expansion of independent medical appeals services to provide consumer protection through an external review process and the option for individuals to appeal coverage determinations or claims to insurance companies.

•                  Implementation of eHealth requirements for a secure, confidential and electronic exchange of health information.

•                  Funding and coordination of state demonstration projects associated with maintaining or improving care, while reducing costs for the dual-eligible population.

Shift to Medicaid Managed Care. As Medicaid programs become larger, more complex and costly, states look to new models. Estimates from the Centers for Medicare and Medicaid Services (CMS) indicate that although the fee-for-service system covers less than half of the total Medicaid population, it accounts for more than 80% of all Medicaid spending. In response, several states have initiatives to reduce the current costs of Medicaid by moving beneficiaries from fixed fee for service models to managed care, which represents new growth opportunities for MAXIMUS.

CHIPRA. CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019 and funding has been extended through 2015, which is two additional years beyond the original CHIPRA Act. By expanding state options to find and enroll eligible children through “express lane eligibility” and “auto enrollment,” CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states for the administration of CHIP programs.

Work Programme in the United Kingdom. The Work Programme, part of the Coalition government’s debt reduction measures, is a government-sponsored welfare-to-work model that consolidates several existing employment programs into a single comprehensive back-to-work program in an effort to achieve higher quality, longer-term and sustainable employment outcomes for job seekers in the United Kingdom. The Work Programme presented new opportunities for MAXIMUS and the Company has been delivering employment services throughout Thames Valley, Hampshire and the Isle of Wight and West London since June 2011.

Employment Program of British Columbia. In 2009, the Province of British Columbia (BC) and the Government of Canada signed a Labour Market Development Agreement that delegates responsibility for delivery of employment and training programs from the federal to the provincial level. In response, the new Employment Program of BC was created to provide all British Columbians eligible for work a single point of entry to employment and labour market services. This program represents a shift in policy to a consolidation and integration of programs into a “one-stop” and “employment first” model with required contracted services that are responsive, inclusive, accessible and client-centered. This program presents the opportunity for MAXIMUS to expand its workforce services offerings to a new jurisdiction.

Deficit Reduction Act of 2005 (DRA). Enacted in the spring of 2006, the DRA reauthorized the TANF program of 1996 through 2010. A TANF block grant was signed as part of a continuing resolution that extends government funding of programs on a provisional basis pending approval of the fiscal 2012 budget. The DRA includes a number of key health and human service issues important to the Company’s core health and human service businesses in the United States. The DRA requires states to engage more TANF cases in productive activities to find employment in order to achieve self-sufficiency, as well as establish and maintain work participation rates and verification procedures. The DRA also provides states with additional flexibility to make reforms to their Medicaid programs.

Backlog

At September 30, 2011, we estimated that we had approximately $2.9 billion of revenue in backlog. Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals.

Increases in backlog result from the awarding of new contracts or the extension or renewal of existing contracts and option periods. Reductions come from fulfilling contracts and early termination of contracts. Increases and decreases can follow from changes in estimates.

Our contracts typically contain provisions permitting government customers to terminate the contract on short notice, with or without cause. The backlog associated with our performance-based contracts is an estimate based upon management experience of case loads and similar transaction volume from which actual results may vary.

We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2011 and 2010 was as follows:

	As of September 30,
	2011	2010
	(In millions)
Health Services	$1,505	$1,515
Human Services	1,395	585
Total	$2,900	$2,100

The Company’s BPO businesses typically involve contracts covering a number of years. At September 30, 2011, the average weighted life of these contracts was in excess of 6.5 years, including options. Although the exercise of options is uncertain, we believe the incumbent contractor enjoys significant advantages. The longevity of these contracts assists management in predicting revenues, operating income and cash flows. The Company expects approximately 32% of the backlog balance to be recognized in fiscal 2012 and expects backlog, in addition to anticipated option period renewals, to represent 95% of estimated 2012 revenues.

Employees

As of September 30, 2011, we had 7,102 employees, consisting of 4,842 employees in the Health Services Segment, 2,105 employees in the Human Services Segment and 155 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2011, 390 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 378 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees’ Union and 12 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire on March 31, 2012.

As of September 30, 2011, 1,013 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Other information

Our principal executive offices are located at 11419 Sunset Hills Road, Reston, Virginia, 20190. Our telephone number is 703-251-8500. Our Internet address is http://www.maximus.com. We make our website information available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the proxy statement for our annual shareholders’ meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we file that material with, or furnish it to, the SEC. Our SEC filings may be accessed through the Investor Relations page of our website. These materials, as well as similar materials for other SEC registrants, may be obtained directly from the SEC through their website at http://www.sec.gov. This information may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Glossary

Key terms included in this section of our Annual Report on Form 10-K include the following:

ACA – The Affordable Care Act, also known as Health Reform

CHIP – Children’s Health Insurance Program

CHIPRA – Children’s Health Insurance Program Reauthorization Act

HIPAA – Health Information Portability and Accountability Act

TANF – Temporary Assistance to Needy Families

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

ITEM 2.  Properties.

We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2011, we leased 66 offices in the United States totaling approximately 1,160,000 square feet. In three countries outside the United States, we leased 125 offices containing approximately 460,000 square feet. The lease terms vary from month-to-month to seven-year leases and are generally at market rates. In the event that a property is used for our services in the United States, we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in overseas leases.

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

On May 5, 2011, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share for shareholders of record on June 15, 2011. The additional shares were distributed on June 30, 2011. All share price and dividend amounts have been adjusted for the stock split.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2011:
First Quarter	$34.00	$28.88	$0.06
Second Quarter	40.62	31.25	0.075
Third Quarter	42.57	37.42	0.075
Fourth Quarter	42.77	31.23	0.09
Year Ended September 30, 2010:
First Quarter	$25.64	$21.70	$0.06
Second Quarter	31.00	23.78	0.06
Third Quarter	32.60	28.50	0.06
Fourth Quarter	31.12	26.90	0.06

As of October 31, 2011, there were 57 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 11,577 beneficial owners of our common stock.

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jul. 1, 2011 — Jul. 31, 2011	150,000	$40.04	150,000	$109,456

Aug. 1, 2011 — Aug 31, 2011	506,200	37.66	506,200	$91,506

Sep. 1, 2011 — Sep. 30, 2011	427,500	34.00	427,500	$77,790

Total	1,083,700	$36.54	1,083,700

(1)             Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program, which authorizes the Company to purchase, at management’s discretion, up to $125.0 million of its common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2006 to September 30, 2011, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and a peer group comprising Accenture, CGI, Hewlett Packard, IBM and Xerox. The peer group companies represent a mix of information technology, outsourcing and management consultancy businesses and reflect a cross section of businesses against whom the Company competes for business and executive talent. The peer group is weighted by market capitalization. This graph assumes the investment of $100 on September 30, 2006 in our common stock, the NYSE Stock Market (U.S. Companies) Index, and our peer group and assumes dividends are reinvested.

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

D.                                    The index level for all series was set to $100.0 on 09/30/2006.

Prepared by Zacks Investment Research, Inc. Copyright 1960-2011 CRSP Center for Research in Security Prices, Graduate School of Business, University of Chicago. Used with permission. All rights reserved.

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

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$929,633	$831,749	$720,108	$699,552	$584,586
Legal and settlement recovery (expense), net (1)	808	5,351	4,271	(38,358)	(44,438)
Gain on sale of building (2)	—	—	—	3,938	—
Operating income (loss) from continuing operations	122,401	107,406	88,589	46,028	(7,146)
Income (loss) from continuing operations	82,142	69,397	53,841	29,462	(10,954)
Income (loss) from discontinued operations (3)	(974)	1,012	(7,301)	(22,785)	2,699
Net income (loss) (4)	$81,168	$70,409	$46,540	$6,677	$(8,255)
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$2.39	$1.99	$1.53	$0.77	$(0.25)
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)	(0.59)	0.06
Basic earnings (loss) per share	$2.36	$2.02	$1.32	$0.18	$(0.19)
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$2.31	$1.93	$1.51	$0.76	$(0.25)
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)	(0.59)	0.06
Diluted earnings (loss) per share	$2.28	$1.96	$1.30	$0.17	$(0.19)
Weighted average shares outstanding:
Basic	34,417	34,827	35,141	38,120	43,740
Diluted	35,531	35,930	35,773	38,610	43,740
Cash dividends per share of common stock	$0.30	$0.24	$0.23	$0.20	$0.20

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$172,950	$155,321	$87,815	$119,605	$196,682
Working capital	227,383	191,461	164,646	149,966	267,145
Total assets	565,279	527,741	433,234	454,954	564,464
Long-term debt, including capital lease obligations	1,654	1,411	—	—	417
Total shareholders’ equity	374,457	338,789	297,128	275,706	409,400

(1)                                  Legal and settlement recovery (expense), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Following a change in accounting standards, the incremental costs of acquisitions taking place after October 1, 2009, including legal fees, brokerage fees, and valuation reports, are also included in this balance. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. See “Note 17. Legal and Settlement Recovery, Net” to our consolidated financial statements for additional information.

(2)                                  During the year ended September 30, 2008, the Company sold a 21,000 square foot administrative building in McLean, Virginia and recognized a pre-tax gain on the sale of $3.9 million. This gain has been classified as a gain on sale of building in the consolidated statement of operations.

(3)                                  On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In 2011 the Company resolved a dispute with the buyer regarding the purchase price adjustment clause in their contract and recorded a loss of $1.7 million. See “Note 21. Discontinued Operations” to our consolidated financial statements for additional information.

During the year ended September 30, 2008, the Company sold a number of divisions, including the Security Solutions, Justice Solutions, Education Systems and Asset Solutions divisions, as well as Unison MAXIMUS, Inc.

The results of these businesses have been shown as discontinued operations for all periods presented.

(4)                                  Under new accounting guidance effective since October 1, 2007, the Company has accounted for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. See “Note 18. Income Taxes” to our consolidated financial statements.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Business Overview

We provide business process outsourcing services to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs such as Medicaid, CHIP, health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada and the United Kingdom. We use our expertise, experience and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to program beneficiaries.

During recent years, the Company has focused on its core health and human services, expanding these operations in the United States and internationally, while disposing of non-core businesses. This approach has resulted in the Company earning an increasing share of its revenues from overseas markets, up from 16% in 2008 to 32% in 2011. We believe that this focus, balanced by a risk-management structure, has enabled the Company to attain profitable growth in recent years. The Company believes that a combination of its record of results, robust financial performance and global experience leaves it well-positioned to capitalize on opportunities in its existing markets and elsewhere.

Industry considerations

Within the United States, the current economic environment facing state and local governments is extremely challenging. Not only are they experiencing fiscal challenges, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Since Medicaid accounts for a large portion of states’ budgets, many states have taken steps to control costs by increasing co-pays, reducing provider rates, modifying benefits and shifting more populations into Medicaid managed care. As more populations shift into managed care, demand for our administrative services and program volumes generally increase.

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates offering unique local issues in addition to general global economic factors. Both Australia and the United Kingdom have implemented austerity measures to deal with significant debt and commitments.

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2011	2010	2009
	(dollars in thousands, except per share data)
Revenue	$929,633	$831,749	$720,108
Gross profit	253,651	220,833	191,346
Selling, general and administrative expense	132,058	118,778	107,028
Selling, general and administrative expense as a percentage of revenue	14.2%	14.3%	14.9%
Operating income excluding legal and settlement expense	121,593	102,055	84,318
Operating income excluding legal and settlement expense as a percentage of revenue	13.1%	12.3%	11.7%
Legal and settlement recovery, net	808	5,351	4,271
Operating income from continuing operations	122,401	107,406	88,589
Operating margin from continuing operations	13.2%	12.9%	12.3%
Interest and other income, net	3,495	916	145
Income from continuing operations before income taxes	125,896	108,322	88,734
Provision for income taxes	43,754	38,925	34,893
Tax rate	34.8%	35.9%	39.3%
Income (loss) from discontinued operations, net of income taxes	(133)	1,040	(5,734)
Loss on disposal	(841)	(28)	(1,567)
Net income	$81,168	$70,409	$46,540
Basic Earnings per share:
Income from continuing operations	$2.39	$1.99	$1.53
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)
Basic earnings per share	$2.36	$2.02	$1.32
Diluted Earnings per share:
Income from continuing operations	$2.31	$1.93	$1.51
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)
Diluted earnings per share	$2.28	$1.96	$1.30

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States dollars using average exchange rates from the previous fiscal year.

We discuss operating income from continuing operations excluding legal and settlement recoveries. Legal and settlement recoveries are typically driven by factors that are not consistent with other drivers of our business, and the timing and extent of both legal and settlement expenses and recoveries may have an unusual effect on our financial results. In the three years ended September 30, 2011, we have consistently recorded recoveries from insurance settlements and we believe that excluding these recoveries from operating expense provides a framework for assessing how the business performed excluding the effects of legal and settlement recoveries.

Constant currency revenue and operating income excluding legal and settlement recoveries are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth or operating income as measures of performance.

In fiscal 2010, the Company acquired DeltaWare Systems, Inc. (DeltaWare). This acquisition was not material to revenue or operating income and substantially all growth in the two years ended September 30, 2011 has been organic.

Revenue increased 11.8% to $929.6 million for the year ended September 30, 2011, compared with the prior year. On a constant currency basis, growth would have been 8.4%. Both the Company’s Health Services and Human Services Segments contributed to this growth, with approximately half of the growth in each segment.

Revenue increased 15.5% to $831.7 million for the year ended September 30, 2010, compared with the prior year. On a constant currency basis, the revenue growth would have been 11.2%. The principal driver of growth was the Human Services Segment.

See information on the individual segments below for discussion of drivers.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has been relatively consistent for each of the last three years. The Company believes some SG&A benefit is derived from economies of scale and that operating profit is a more meaningful metric for the business.

Operating income from continuing operations increased 14.0% to $122.4 million for the year ended September 30, 2011, compared to the prior year. Excluding the legal and settlement recoveries, growth would have been 19.1%. This growth was caused by growth in the business, increasing economies of scale and the benefits of favorable exchange rate fluctuations.

Operating income from continuing operations increased 21.2% in fiscal 2010 compared to fiscal 2009, from $88.6 million to $107.4 million. The increase of $18.8 million was been driven by growth in the business, the benefits of favorable exchange rates on foreign-sourced income, and increasing economies of scale in operating the business.

During fiscal years 2011, 2010 and 2009, the Company received net recoveries of legal and settlement expense of $0.8 million, $5.4 million, and $4.3 million, respectively. Net legal and settlement recoveries consist of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. The incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are also included in this balance. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. During the year, the Company reversed a legal expense previously recognized in fiscal 2010 for a matter which concluded without liability to the Company. In the two years ended September 30, 2010 and 2009, the Company received insurance recoveries of $7.5 million and $6.3 million which related to a legal settlement entered into by the Company during fiscal year 2008. The following table sets forth the matters that represent legal and settlement recovery, net (dollars in thousands):

	Year ended September 30,
	2011	2010	2009
Insurance Recoveries	$—	$7,500	$6,300
Other	808	(2,149)	(2,029)
Total	$808	$5,351	$4,271

The increase in interest and other income between 2009 and 2011 is primarily attributable to increases in cash balance in jurisdictions which have high interest rates. At September 30, 2011, 60% of the Company’s cash is held in jurisdictions other than the United States, compared with 18% at September 30, 2008. The increase has been driven by strong cash flows in international businesses.

Provisions for income taxes from continuing operations were 34.8%, 35.9%, and 39.3% in 2011, 2010 and 2009, respectively. The principal reason for the decline in the tax rate reflects the increasing amount of profit being recorded in foreign jurisdictions where income tax rates are lower than those within the United States.

Health Services Segment

	Year ended September 30,
	2011	2010	2009
	(dollars in thousands)
Revenue	$565,881	$514,258	$495,141
Gross profit	147,239	130,276	131,547
Operating income	74,715	64,725	72,874
Operating margin percentage	13.2%	12.6%	14.7%

The Health Services Segment provides a variety of business process outsourcing and administrative support services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare and the British Columbia Health Insurance Program.

In fiscal 2011, revenue increased 10.0% compared to fiscal 2010. The principal driver of this growth was the expansion of existing work, with contracts in Texas and British Columbia contributing over 70% of the increase. In Texas, the Company benefitted from increases in transaction-based activities as more Medicaid populations are shifted into managed care plans. In British Columbia, additional work is being driven by the modernization of a system linking all pharmacies across the Province. Further growth in revenue was generated by higher volumes in transaction-based work in the Company’s federal appeals practice. Operating margin has improved from 12.6% to 13.2%. This improvement was driven principally by the volume growth in the federal practice and the add-on work in British Columbia.

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

Human Services Segment

	Year ended September 30,
	2011	2010	2009
	(dollars in thousands)
Revenue	$363,752	$317,491	$224,967
Gross profit	106,412	90,557	59,799
Operating income	46,822	39,490	12,357
Operating margin percentage	12.9%	12.4%	5.5%

The Human Services Segment includes a variety of business process outsourcing, case management, job training and support services for programs such as welfare-to-work programs, child support enforcement, K-12 special education and other specialized consulting services.

Revenue increased 14.6% to $363.8 million in fiscal year 2011 compared to fiscal 2010. On a constant currency basis, the growth would have been 6.9%. Growth in the Human Services Segment was principally driven by our welfare-to-work businesses, particularly in Australia and the United Kingdom. The Australian business provided much of this growth driven by strong volumes and performance. Within the United Kingdom, we accelerated the recognition of deferred revenue as a result of the earlier end date of the Flexible New Deal which was offset by cost increases related to the start-up of the Work Programme contract. Operating margins improved compared to the prior year, principally due to increased contract performance in Australia and profit improvement on the Flexible New Deal contract in the United Kingdom. The Company also incurred $7.3 million of charges related to a fixed-price education contract in the United States, compared to a similar charge of $10.3 million in fiscal 2010. No further charges have been incurred by this project since the second quarter of fiscal 2011 and the contract is anticipated to be completed during the 2012 fiscal year.

Revenue increased 41.1% to $317.5 million in fiscal 2010 compared to fiscal 2009. The increase was primarily driven by program expansion in Australia (which commenced in the fourth quarter of fiscal 2009) and new work in the United Kingdom (which commenced in the first quarter fiscal 2010). Operating margin improvement in fiscal 2010 compared to fiscal 2009 was driven by margin improvement attributed to revenue growth in Australia and the United Kingdom, with the results tempered by cost growth on the fixed price education contract noted above.

Discontinued Operations

On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In 2011, the Company resolved a dispute with the buyer regarding the purchase price adjustment clause in their contract and recorded a loss of $1.7 million.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2011	2010	2009
Revenue	$—	$27,054	$29,393
Income (loss) from operations before income taxes	$(219)	$1,664	$(9,478)
Provision (benefit) for income taxes	(86)	624	(3,744)
Income (loss) from discontinued operations	$(133)	$1,040	$(5,734)
Loss on disposal before income taxes	$(1,390)	$(45)	$(686)
Provision (benefit) for income taxes	(549)	(17)	881
Loss on disposal	$(841)	$(28)	$(1,567)
Income (loss) from discontinued operations	$(974)	$1,012	$(7,301)

Liquidity and Capital Resources

In recent years, the Company has relied upon cash flows from operations to fund operations, capital expenditures, acquisitions, share repurchases and dividends. Both domestic and overseas locations have remained self-sufficient in funding operations and capital resources. The Company expects to be able to continue to fund operations and capital expenditures from operating cash flows. In prior periods, the Company has faced short-term payment delays from state customers, all of which were ultimately recovered. The Company believes its liquidity and capital positions are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions. Extended payment delays could adversely affect the Company’s cash flows, operations and profitability.

At September 30, 2011, the Company held $173 million in cash and cash equivalents. Approximately 60% of these funds are held in overseas locations and, accordingly, there may be adverse tax consequences on its use in the United States. In addition to these cash balances, the Company had access to an additional $24 million from a credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions. The Company has also utilized a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada. These funds must be used for certain investment projects within Prince Edward Island.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At September 30, 2011, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

The following table provides a summary of our cash flow information for the years ended September 30, 2011, 2010, and 2009:

	Year ended September 30,
	2011	2010	2009
	(dollars in thousands)
Net cash provided by (used in):
Operating activities—continuing operations	$97,585	$140,971	$32,534
Operating activities—discontinued operations	(725)	(2,530)	(1,901)
Investing activities—continuing operations	(26,898)	(32,395)	(26,946)
Investing activities—discontinued operations	—	—	(90)
Financing activities—continuing operations	(50,587)	(42,402)	(35,574)
Effect of exchange rates on cash and cash equivalents	(1,746)	3,862	187
Net increase (decrease) in cash and cash equivalents	$17,629	$67,506	$(31,790)

Cash provided by operating activities from continuing operations was $97.6 million in fiscal 2011, a decline of $43.4 million compared to fiscal 2010. The principal driver for this decline was the cash flows associated with the United Kingdom’s Flexible New Deal program, which provided significant up-front funds during fiscal 2010, resulting in a larger deferred revenue balance. In the United Kingdom, we received $22.7 million of cash in excess of revenues in fiscal 2010 and recognized revenues in excess of cash receipts of $9.0 million in fiscal 2011, a net change in deferred revenue of $31.7 million. The United Kingdom contract was the largest driver of changes in deferred revenue. Fiscal 2011 cash flows were also adversely affected by the timing of tax payments, with payments in excess of expense of $8.4 million, resulting in prepaid income taxes. These declines were offset by an increase in net income of $10.8 million.

                Cash provided by operating activities from continuing operations was $141.0 million in fiscal 2010, an increase of $108.4 million compared to fiscal 2009. Principal drivers for this increase were an increase in net income of $23.9 million; favorable payment terms on certain contracts, principally the United Kingdom Flexible New Deal, resulting in significant deferred revenue of $25.5 million; timing on cash collections of receivables of $22.2 million; and a non-recurring payment of $40 million made in conjunction with the legal settlement with TX HHSC and Accenture in December 2008, offset by $18.8 million of insurance recoveries. The legal settlement was recorded as an expense in fiscal 2008 but not paid until fiscal 2009.

Cash provided by operating activities from discontinued operations relates to the Company’s ERP division, which was disposed of at September 30, 2010. Payments made in fiscal 2011 principally relate to the settlement of payroll and other liabilities that remained with the Company at the date of disposal.

Cash used in investing activities was $26.9 million in fiscal 2011, compared with $32.4 million in fiscal 2010. The decline of $5.5 million is principally caused by a $11.0 million decline in payments to acquire businesses, notably DeltaWare. In fiscal 2010, the Company paid $12.0 million for DeltaWare and other businesses; in fiscal 2011, a single payment of $1.0 million was made to the previous owners of DeltaWare related to the achievement of an earn-out. The balance of the difference was caused by $3.5 million additional capital expenditure in the 2011 fiscal year principally in the United States and British Columbia, and a $1.7 million receipt from the sale of the ERP business in fiscal 2010.

Cash used in investing activities from continuing operations was $32.4 million in fiscal 2010, compared with $26.9 million in 2009. The increase of $5.5 million was principally driven by (1) $12 million of acquisition payments related to DeltaWare and other acquisitions in 2010, compared with $0.4  million in 2009, offset by (2) declines in overall capital spending of approximately $4.0  million following significant build out for contract expansions in Australia and the United Kingdom, as well as the completion of an Enterprise Resource Planning system for internal use in 2009, and (3) $1.7 million of cash received from the sale of the Company’s ERP division in 2010, compared with cash payments of $1.6  million related to other disposals in 2009.

Cash used in financing activities from continuing operations was $50.6 million, $42.4 million, and $35.6 million in fiscal years 2011, 2010 and 2009, respectively. These cash flows were principally driven by repurchases of common stock of $56.5 million, $40.2 million and $30.0 million in 2011, 2010 and 2009, respectively. The Company also paid $10.3 million, $8.4 million and $8.1 million in dividends in 2011, 2010 and 2009, respectively, with the increases driven by changes in the dividend per share amount. The most recent fiscal year also benefitted from significant exercises of stock options and the vesting of restricted stock units at fair values in excess of their grant date values, which results in a tax benefit. The increases in the 2011 fiscal year were driven by increases in our share price and the imminent expiry of many of our stock awards.

The detrimental effect of exchange rates of cash and cash equivalents of $1.7 million in the 2011 fiscal year reflects the strengthening of the United States Dollar and increases in our overseas cash balances, notably in Australia.

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

	Year ended September 30,
	2011	2010	2009
	(dollars in thousands)

Cash provided by operating activities — continuing operations	$97,585	$140,971	$32,534
Purchases of property and equipment	(18,506)	(13,936)	(19,694)
Capitalized software costs	(7,608)	(8,672)	(6,888)
Free cash flow from continuing operations	$71,471	$118,363	$5,952

Repurchases of the Company’s common stock

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2011, 2010 and 2009, the Company has repurchased 1,597,458, 1,501,528 and 1,855,380 common shares at a cost of $57.5 million, $40.2 million and $30.0 million, respectively. As of November 14, 2011, the Company had repurchased an additional 236,700 shares at a cost of $8.8 million during the first quarter of fiscal 2012. On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program, which authorizes the Company to purchase, at management’s discretion, up to $125.0 million of its common stock.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At September 30, 2011, the Company had letters of credit totaling $12.0 million and performance bond commitments totaling $16.9 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On October 7, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2011 to shareholders of record on November 15, 2011. Based on the number of shares outstanding, the payment will be approximately $3.0 million.

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2011 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating leases	$101,690	$30,142	$43,422	$20,730	$7,396
Long-term debt	1,696	42	339	339	976
Acquisition-related contingent consideration (1)	2,228	1,840	388	—	—
Deferred compensation plan liabilities (2)	10,386	1,503	692	356	7,835
Total (3)	$116,000	$33,527	$44,841	$21,425	$16,207

(1)      Acquisition related contingent liabilities are based upon the achievement of profitability and sales targets. The fair value was determined based on a probability-weighted approach derived from management’s estimates. The timing and amount of these contingent payments are based upon our current assessment of the fair value of the liability. See “Note 10. Fair Value Measurements.”

(2)          Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. However, early withdrawal is permitted for certain conditions, including employee hardship or termination, which may accelerate the payment of these liabilities.

(3)      Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized income tax benefits at September 30, 2011, we are unable to reasonably estimate settlements with taxing authorities. The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $1.5 million, of which approximately $0.3 million is related interest and penalties. See “Note 18. Income Taxes” of the Consolidated Financial Statements for a further discussion on income taxes.

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

Effects of Inflation

As measured by revenue, approximately 28% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 4% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed-price and performance-based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe that our critical accounting policies are as follows:

Revenue Recognition. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time-and-materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed price. For fiscal 2011, revenue from performance-based contracts was approximately 50% of total revenue; revenue from cost-plus contracts was approximately 24% of total revenue; revenue from fixed-price contracts was approximately 22% of total revenue; and revenue from time-and-materials contracts was approximately 4% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time-and-materials reimbursement contracts.

We recognize revenue on general service arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

We recognize revenue on performance-based contracts when earned, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments.

Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time-and-materials contracts is recognized based on hours worked and expenses incurred.

We recognize revenue on fixed-price contracts when earned, as services are provided.

For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known. This policy may result in revenues being recognized at different points from amounts being billable.

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

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether a delivered item has value to a customer on a stand-alone basis and whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have both of these characteristics, we treat each deliverable item as a separate unit of accounting, allocate a fair value to each deliverable and apply the relevant revenue recognition guidance to each deliverable. For transactions entered into prior to October 1, 2010, the ability to isolate deliverables as separate units of accounting also required objective and reliable evidence of the fair market value of the undelivered items. This change in accounting rules did not have a material effect on the Company’s business.

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

The Company performs its annual impairment test as of July 1 of each year. At July 1, 2011, the Company performed the annual impairment test and determined that there had been no impairment of goodwill.

Changes in estimates and assumptions we make in conducting our goodwill impairment assessment could affect the estimated future fair value of one or more of our reporting units and could result in a goodwill impairment in the future. However, a 25% decline in the estimated fair value of any of our reporting units at July 1, 2011 would not have resulted in a goodwill impairment charge.

Long-Lived Assets (Excluding Goodwill) In addition to goodwill, the Company’s assets include property and equipment, internal-use capitalized software, intangible assets related to acquisitions and deferred contract costs, being the contractually recoverable costs related to direct set-up costs at the establishment of a contract. These assets are expensed over the period which we believe to represent their useful economic life. We review these assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review would typically be based upon the projection of undiscounted future operating cash flows related to the particular asset or asset group. To the extent that such projections indicate that future undiscounted cash flows are not sufficient to cover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal future discounted cash flows.

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

We may also establish tax reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are subject to challenge and that we may not fully succeed. We adjust these reserves in light of changing facts, such as the progress of a tax audit, new case law or expiration of a statute of limitations.

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

The Company is exposed to foreign exchange fluctuations in the Australian Dollar, the Canadian Dollar, and the British Pound. During the year ended September 30, 2011, the Company earned approximately 32% of revenues and 46% of operating income from foreign subsidiaries. At September 30, 2011, approximately 38% of the Company’s assets are held by foreign subsidiaries. The Company mitigates its foreign exchange risks through maintaining sufficient capital within its foreign subsidiaries to support the short-term and long-term capital requirements of these businesses. The Company’s foreign subsidiaries typically incur costs in the same currency as they earn revenues, thus limiting the Company’s exposure to unexpected expenditures. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2011, included in Item 9A, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia

November 14, 2011

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended September 30,
	2011	2010	2009
Revenue	$929,633	$831,749	$720,108
Cost of revenue	675,982	610,916	528,762
Gross profit	253,651	220,833	191,346
Selling, general and administrative expenses	132,058	118,778	107,028
Legal and settlement recovery, net (Note 17)	808	5,351	4,271
Operating income from continuing operations	122,401	107,406	88,589
Interest and other income, net	3,495	916	145
Income from continuing operations before income taxes	125,896	108,322	88,734
Provision for income taxes	43,754	38,925	34,893
Income from continuing operations	82,142	69,397	53,841
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(133)	1,040	(5,734)
Loss on disposal	(841)	(28)	(1,567)
Income (loss) from discontinued operations	(974)	1,012	(7,301)
Net income	$81,168	$70,409	$46,540
Basic earnings per share:
Income from continuing operations	$2.39	$1.99	$1.53
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)
Basic earnings per share	$2.36	$2.02	$1.32
Diluted earnings per share:
Income from continuing operations	$2.31	$1.93	$1.51
Income (loss) from discontinued operations	(0.03)	0.03	(0.21)
Diluted earnings per share	$2.28	$1.96	$1.30
Dividends per share	$0.30	$0.24	$0.23
Weighted average shares outstanding:
Basic	34,417	34,827	35,141
Diluted	35,531	35,930	35,773

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$172,950	$155,321
Restricted cash	4,839	4,182
Accounts receivable—billed, net	146,900	136,260
Accounts receivable—unbilled	7,170	17,245
Prepaid income taxes	12,959	4,149
Deferred income taxes	19,256	13,290
Prepaid expenses and other current assets	27,202	25,702
Total current assets	391,276	356,149
Property and equipment, net	51,740	48,873
Capitalized software, net	26,616	24,715
Goodwill	71,323	71,251
Intangible assets, net	5,651	7,778
Deferred contract costs, net	8,020	6,708
Deferred income taxes	732	1,844
Deferred compensation plan assets	8,004	8,317
Other assets	1,917	2,106
Total assets	$565,279	$527,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,470	$49,200
Accrued compensation and benefits	47,748	40,807
Deferred revenue	47,902	58,070
Current portion of long-term debt	42	—
Acquisition-related contingent consideration	1,840	923
Income taxes payable	5,104	7,120
Accrued liabilities	5,787	7,934
Liabilities of discontinued operations	—	634
Total current liabilities	163,893	164,688
Deferred revenue, less current portion	2,575	4,083
Long-term debt	1,654	1,411
Acquisition-related contingent consideration, less current portion	388	2,138
Income taxes payable, less current portion	1,484	1,793
Deferred income taxes	11,945	4,946
Deferred compensation plan liabilities, less current portion	8,883	9,893
Total liabilities	190,822	188,952
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,018 and 54,975 shares issued and 33,793 and 34,348 outstanding at September 30, 2011 and September 30, 2010, at stated amount, respectively	377,579	352,696
Treasury stock, at cost; 22,225 and 20,627 shares at September 30, 2011 and September 30, 2010, respectively	(416,850)	(359,366)
Accumulated other comprehensive income	12,480	14,530
Retained earnings	401,248	330,929
Total shareholders’ equity	374,457	338,789
Total liabilities and shareholders’ equity	$565,279	$527,741

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income	$81,168	$70,409	$46,540
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	974	(1,012)	7,301
Depreciation and amortization	22,845	18,340	12,232
Deferred income taxes	1,758	(3,172)	26,471
Gain on sale of fixed assets	—	—	(51)
Deferred interest income on note receivable	—	263	376
Non-cash equity based compensation	9,485	7,918	7,307
Changes in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable—billed	(11,584)	38	(13,052)
Accounts receivable—unbilled	10,068	2,415	(6,677)
Prepaid expenses and other current assets	(2,573)	(1,740)	(11,801)
Deferred contract costs	(1,309)	1,541	(2,882)
Accounts payable	7,312	(407)	993
Accrued compensation and benefits	4,490	7,883	5,497
Deferred revenue	(11,779)	31,294	5,820
Income taxes	(10,814)	6,374	(20,503)
Other assets and liabilities	(2,456)	827	(25,037)
Cash provided by operating activities—continuing operations	97,585	140,971	32,534
Cash used in operating activities—discontinued operations	(725)	(2,530)	(1,901)
Cash provided by operating activities	96,860	138,441	30,633
Cash flows from investing activities:
Proceeds (payments) from sales of discontinued operations, net of transaction costs	—	1,700	(1,626)
Acquisition of businesses, net of cash acquired	(1,021)	(11,960)	(406)
Proceeds from note receivable	237	473	972
Purchases of property and equipment	(18,506)	(13,936)	(19,694)
Capitalized software costs	(7,608)	(8,672)	(6,888)
Proceeds from sale of equipment	—	—	696
Cash used in investing activities—continuing operations	(26,898)	(32,395)	(26,946)
Cash used in investing activities—discontinued operations	—	—	(90)
Cash used in investing activities	(26,898)	(32,395)	(27,036)
Cash flows from financing activities:
Employee stock transactions	8,980	2,763	2,292
Tax benefit due to option exercises and restricted stock units vesting	6,996	2,901	651
Repurchases of common stock	(56,540)	(40,217)	(30,046)
Repayment of long-term debt and capital lease obligations	—	(7)	(417)
Issuance of long-term debt	304	533	—
Cash dividends paid	(10,327)	(8,375)	(8,054)
Cash used in financing activities	(50,587)	(42,402)	(35,574)
Effect of exchange rate changes on cash	(1,746)	3,862	187
Net increase (decrease) in cash and cash equivalents	17,629	67,506	(31,790)
Cash and cash equivalents, beginning of period	155,321	87,815	119,605
Cash and cash equivalents, end of period	$172,950	$155,321	$87,815

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2008	36,605	$328,323	$5,536	$230,950	$(289,103)	$275,706
Net income	—	—	—	46,540	—	46,540
Foreign currency translation	—	—	2,732	—	—	2,732
Comprehensive income						49,272
Cash dividends	—	—	—	(8,054)	—	(8,054)
Dividends on RSUs	—	166	—	(166)	—	—
Repurchases of common stock	(1,855)	—	—	—	(30,046)	(30,046)
Employee stock transactions	448	2,292	—	—	—	2,292
Non-cash equity based compensation	—	7,307	—	—	—	7,307
Tax benefit due to option exercises	—	651	—	—	—	651
Balance at September 30, 2009	35,198	338,739	8,268	269,270	(319,149)	297,128
Net income	—	—	—	70,409	—	70,409
Foreign currency translation	—	—	6,262	—	—	6,262
Comprehensive income						76,671
Cash dividends	—	—	—	(8,375)	—	(8,375)
Dividends on RSUs	—	375	—	(375)	—	—
Repurchases of common stock	(1,502)	—	—	—	(40,217)	(40,217)
Employee stock transactions	652	2,763	—	—	—	2,763
Non-cash equity based compensation	—	7,918	—	—	—	7,918
Tax benefit due to option exercises	—	2,901	—	—	—	2,901
Balance at September 30, 2010	34,348	352,696	14,530	330,929	(359,366)	338,789
Net income	—	—	—	81,168	—	81,168
Foreign currency translation	—	—	(2,050)	—	—	(2,050)
Comprehensive income						79,118
Cash dividends	—	—	—	(10,327)	—	(10,327)
Dividends on RSUs	—	522	—	(522)	—	—
Repurchases of common stock	(1,597)	—	—	—	(57,484)	(57,484)
Employee stock transactions	1,042	7,880	—	—	—	7,880
Non-cash equity based compensation	—	9,485	—	—	—	9,485
Tax benefit due to option exercises	—	6,996	—	—	—	6,996
Balance at September 30, 2011	33,793	$377,579	$12,480	$401,248	$(416,850)	$374,457

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2011, 2010 and 2009

1. Business and Summary of Significant Accounting Policies

(a) Description of Business

MAXIMUS, Inc. (the “Company” or “we”) provides business process outsourcing services to government health and human services agencies in the United States and to foreign governments. The Company conducts its operations through two business segments: Health Services and Human Services. The Health Services Segment provides a variety of business process managed services and administrative support services for state, federal, national and local government programs, including Medicaid, CHIP, Health Care Reform, Medicare and Health Insurance BC (British Columbia). The Human Services Segment provides a variety of administrative support and case management services for federal, national, state and county human services agencies including welfare-to-work programs, child support enforcement, higher education services and K-12 special education services.

Other than disclosed in Note 21, the Notes to Consolidated Financial Statements reflect operating results from continuing operations.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 32%, 27%, and 17% of total revenue for the years ended September 30, 2011, 2010 and 2009, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c) Stock Split

On May 5, 2011, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share for shareholders of record on June 15, 2011. The additional shares were distributed on June 30, 2011. This did not change the proportionate interests that stockholders maintained in the Company. All common stock and per share amounts in these financial statements have been adjusted for the stock split.

(d) Revenue Recognition

In fiscal 2011, approximately 55% of our total revenue was derived from state and local government agencies whose programs received significant federal funding; 32% from foreign customers; 9% from federal government agencies; and 4% from other sources, such as commercial customers. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time-and-materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed-price. For fiscal 2011, revenue from performance-based contracts was approximately 50% of total revenue; revenue from cost-plus contracts was approximately 24% of total revenue; revenue from fixed-price contracts was approximately 22% of total revenue; and revenue from time-and-materials contracts was approximately 4% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time-and-materials reimbursement contracts.

We recognize revenue on general service arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

We recognize revenue on performance-based contracts when earned, which generally occurs when amounts are billable to customers. For certain contracts, this may result in revenue being recognized in irregular increments.

Revenue on cost-plus contracts is recognized based on costs incurred plus an estimate of the negotiated fee earned. Revenue on time and materials contracts is recognized based on hours worked and expenses incurred.

We recognize revenue on fixed-priced contracts when earned, as services are provided.

For certain fixed-price contracts, primarily systems design, development and implementation, we recognize revenue based on costs incurred using estimates of total expected contract revenue and costs to be incurred. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known. This policy may result in revenues being recognized at different points from amounts being billable.

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

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether a delivered item has value to a customer on a stand-alone basis and whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have both of these characteristics, we treat each deliverable item as a separate unit of accounting, allocate a relative fair value to each deliverable and apply the relevant revenue recognition guidance to each deliverable. For transactions entered into prior to October 1, 2010, the ability to isolate deliverables as separate units of accounting also required objective and reliable evidence of the fair market value of the undelivered items. This change in accounting rules did not have a material effect on the Company’s business.

Sales and purchases in jurisdictions subject to indirect taxes, such as value added tax, are recorded net of tax collected and paid.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

(f) Restricted Cash

Restricted cash represents amounts held as collateral for lease, credit card and letter of credit arrangements.

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

(j) Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. Such costs are expensed over the period services are provided under the long-term service contract. We review deferred contract costs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2011.

(k) Goodwill and Intangible Assets

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

The Company performs its annual impairment test as of July 1 of each year. At July 1, 2011, the Company performed the annual impairment test and determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized using the straight-line method over one to ten years, based on their estimated useful lives.

(l) Long-Lived Assets (excluding Goodwill)

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated and a determination is made that the fair value of the asset is less than its book value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes that the carrying values of its assets as of September 30, 2011 are fully realizable.

(m) Legal and Settlement Recovery, Net

Legal and settlement recovery, net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. The incremental costs of acquisitions, including legal fees, brokerage fees, and valuation reports, are also included in this balance. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

(n) Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date. A tax benefit or expense is recognized for the net change in the deferred tax asset or liability during the year and the current tax liability for the year. We evaluate the realizability of our net operating loss carryforwards, which requires us to make certain estimates relating to the future operating results and cash flows to assess the valuation of the related deferred tax assets.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination.

(o) Comprehensive Income

Comprehensive income includes changes in the balances of the items that are reported directly as separate components of shareholder’s equity. Comprehensive income includes net income plus changes in cumulative foreign currency translation adjustments.

(p) Foreign Currency

For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses from foreign currency transactions are included in interest and other income and are typically immaterial.

(q) Earnings Per Share

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

(s) Contingencies

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

2. Business Segments

The results of the segments for the three years ended September 30, 2011, as well as information related to their asset base, are shown below (in thousands):

	Year ended September 30,
	2011	2010	2009
Revenue:
Health Services	$565,881	$514,258	$495,141
Human Services	363,752	317,491	224,967
Total	$929,633	$831,749	$720,108
Gross Profit:
Health services	$147,239	$130,276	$131,547
Human Services	106,412	90,557	59,799
Total	$253,651	$220,833	$191,346
Selling, General and Administrative expense:
Health Services	$72,524	$65,551	$58,673
Human Services	59,590	51,067	47,442
Corporate / Other	(56)	2,160	913
Total	$132,058	$118,778	$107,028
Operating income from continuing operations (before income taxes):
Health Services	$74,715	$64,725	$72,874
Human Services	46,822	39,490	12,357
Corporate / Other	56	(2,160)	(913)
Legal and settlement recovery, net	808	5,351	4,271
Total	$122,401	$107,406	$88,589
Identifiable assets:
Health Services	$224,400	$202,339	$192,121
Human Services	212,791	190,695	93,881
Corporate / Other	128,088	134,707	147,232
Total	$565,279	$527,741	$433,234
Depreciation and amortization:
Health Services	$12,120	$9,055	$6,545
Human Services	7,842	6,623	4,006
Corporate / Other	2,883	2,662	1,681
Total	$22,845	$18,340	$12,232

The Company operates primarily in the United States, Australia, Canada and the United Kingdom. During fiscal 2010 and 2009, the Company also operated in Israel.

Revenues for the Company were distributed as follows (in thousands):

	Year ended September 30,
	2011	2010	2009
United States	$630,812	$606,396	$601,060
Australia	176,814	135,635	54,487
Rest of World	122,007	89,718	64,561
Total	$929,633	$831,749	$720,108

Total long-lived assets of the Company, being property and equipment, capitalized software costs and deferred compensation costs, were distributed as follows (in thousands):

	Year Ended September 30
	2011	2010
United States	$51,245	$47,328
Australia	12,260	13,405
Rest of World	22,855	21,172
Total	$86,360	$81,905

3. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled.

For the years ended September 30, 2011, 2010 and 2009, the Company derived approximately 19%, 16% and 8% respectively, of its consolidated revenue from contracts with the Government of Australia, wholly within our Human Services Segment.

For the years ended September 30, 2011, 2010 and 2009, the Company derived approximately 16%, 16% and 18% respectively, of its consolidated revenue from contracts with the State of Texas, principally within our Health Services Segment.

For the years ended September 30, 2011, 2010, and 2009, the Company derived approximately 11%, 12% and 11% respectively, of its consolidated revenue from contracts with the State of California, principally within our Health Services Segment.

4. Earnings Per Share

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2011.

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2011	2010	2009
Numerator:
Income from continuing operations	$82,142	$69,397	$53,841
Income (loss) from discontinued operations	(974)	1,012	(7,301)
Net income	$81,168	$70,409	$46,540
Denominator:
Weighted average shares outstanding	34,417	34,827	35,141
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	1,114	1,103	632
Denominator for diluted earnings per share	35,531	35,930	35,773

For the year ended September 30, 2011, 15,000 unvested restricted stock units were excluded from the calculation of diluted earnings per share as the effect of including them would be anti-dilutive. No shares were excluded from the computation in computing earnings per share in the years ended September 30, 2010 or 2009.

5. Accounts Receivable Reserve

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against current billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2011	2010	2009
Balance at beginning of year	$1,845	$5,249	$4,930
Additions to reserve	3,063	1,594	1,486
Deductions	(1,643)	(4,998)	(1,167)
Balance at end of year	$3,265	$1,845	$5,249

At September 30, 2011 and 2010, $4.2 million and $3.3 million of our billed receivables related to amounts pursuant to contractual retainage provisions. We anticipate that most of the fiscal 2011 balance will be collected during the 2012 fiscal year.

6. Goodwill and Intangible Assets

Changes in goodwill for the years ended September 30, 2011 and 2010 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2009	$35,678	$25,351	$61,029
Goodwill activity during year related to acquisitions	7,477	1,058	8,535
Foreign currency translation	115	1,572	1,687
Balance as of September 30, 2010	43,270	27,981	71,251
Foreign currency translation	(28)	100	72
Balance as of September 30, 2011	$43,242	$28,081	$71,323

During the year ended September 30, 2010, the Company acquired DeltaWare Services, Inc., resulting in additional goodwill of $7.5 million. The Company also had an adjustment to goodwill of approximately $1.1 million relating to the finalization of amounts related to previous acquisitions.

There have been no impairment charges in our goodwill related to continuing operations.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2011			As of September 30, 2010
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,146	$4,097	$3,049	$7,160	$3,654	$3,506
Customer contracts and relationships	3,454	1,513	1,941	8,989	5,504	3,485
Trademark	620	102	518	622	39	583
Non-compete arrangements	242	99	143	243	39	204
Total	$11,462	$5,811	$5,651	$17,014	$9,236	$7,778

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.4 years, comprising 6.9 years for technology-based intangible assets, 5.4 years for customer contracts and relationships, 8.4 years for the trademark and 2.4 years for non-compete arrangements. Amortization expense for the years ended September 30, 2011, 2010 and 2009 was $2.2 million, $2.1 million and $1.4 million, respectively. Future amortization expense is estimated as follows (in thousands):

Year ending September 30, 2012	$1,136
Year ending September 30, 2013	1,060
Year ending September 30, 2014	697
Year ending September 30, 2015	675
Year ending September 30, 2016	675
Thereafter	1,408
Total	$5,651

7. Property and Equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2011	2010
Land	$1,800	$1,800
Building and improvements	11,485	11,393
Office furniture and equipment	94,558	97,714
Leasehold improvements	9,798	4,833
	117,641	115,740
Less: Accumulated depreciation and amortization	(65,901)	(66,867)
Total property and equipment, net	$51,740	$48,873

Fixed asset depreciation expense for the years ended September 30, 2011, 2010 and 2009 was $15.1 million, $12.9 million and $8.9 million respectively.

8. Software Development Costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2011	2010
Capitalized software development costs	$40,798	$35,648
Less: Accumulated amortization	(14,182)	(10,933)
Total Software development costs, net	$26,616	$24,715

Capitalized software amortization expense for the years ended September 30, 2011, 2010 and 2009 was $5.5 million, $3.4 million and $2.0 million respectively.

9. Deferred Contract Costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers totaling $12.8 million and $9.8 million at September 30, 2011 and 2010, respectively. Deferred contract costs are expensed ratably as services are provided under the contracts. At September 30, 2011 and 2010, accumulated amortization of deferred contract costs was $4.8 million and $3.1 million, respectively.

10. Fair Value Measurements

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

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows (in thousands):

	Fair Value as of September 30,	Fair Value Measurements as of September 30, 2011 Using Fair Value Hierarchy
Description	2011	Level 1	Level 2	Level 3
Current portion of acquisition-related contingent consideration	$(1,840)	$—	$—	$(1,840)
Acquisition related contingent consideration, net of current portion	(388)	—	—	(388)
Current portion of deferred compensation plan liabilities	(1,503)	—	(1,503)	—
Deferred compensation plan liabilities, net of current portion	(8,883)	—	(8,883)	—

The current portion of the deferred compensation plan liabilities is included on the balance sheet under “Accrued liabilities.”

The Company’s deferred compensation plan liabilities are valued using a market approach, utilizing the value of the underlying investments to identify the fair value. Changes in deferred compensation plan liabilities are recorded in the income statement within “Interest and other income, net.”

The Company’s only acquisition-related contingent consideration liability was incurred with the acquisition of DeltaWare Systems, Inc. (“DeltaWare”) in February 2010. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. During the current year, management’s estimates of DeltaWare’s future profitability have been revised, with the result that an additional charge has been recognized in the statement of operations. Foreign currency translation adjustments were recorded as a component of other comprehensive income.

The effect on the financial statements is summarized below (in thousands):

Balance at September 30, 2010	$3,061
Additional estimated consideration	150
Payment of consideration	(1,021)
Foreign currency translation	38
Balance at September 30, 2011	$2,228

11. Credit Facilities

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

At September 30, 2011, the Credit Facility had issued four letters of credit totaling $11.0 million on behalf of the Company. Two letters of credit for $10 million and $0.7 million may be called by a customer in the event that the Company defaults under the terms of a contract. The letters expire in March 2012 and December 2011, respectively. Two letters of credit totaling $0.3 million have been issued in relation to the Company’s insurance policies. These letters of credit expire in May 2012 and may be renewed annually thereafter. At September 30, 2011, the Company has capacity to borrow, subject to covenant constraints, of up to $24.0 million under this agreement. In addition, a letter of credit for $1.0 million has been issued on behalf of the Company by another financial institution.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

The Credit Facility, as amended by the Company and its lender on December 12, 2008, provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2011. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. At September 30, 2011, $1.7 million (1.8 million Canadian Dollars) was outstanding under this agreement. The balance will be repayable in forty quarterly installments commencing from July 1, 2012, with the final payment no later than fiscal 2022.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2011 and September 30, 2010, the Company had performance bond commitments totaling $16.9 million and $33.5 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

12. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings, including the matters described below, in the ordinary course of its business.

In March 2009, a state Medicaid agency asserted a claim against MAXIMUS, related to a discontinued business line, in the amount of $2.3 million in connection with a contract MAXIMUS had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. MAXIMUS entered into separate agreements with the school districts under which MAXIMUS helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the federal government. No legal action has been initiated. The state has asserted that its agreement with MAXIMUS requires the Company to reimburse the state for the amounts owed to the federal government. However, the Company’s agreements with the school districts require them to reimburse MAXIMUS for such payments and therefore MAXIMUS believes the school districts are responsible for any amounts disallowed by the state Medicaid agency or the federal government. Accordingly, the Company believes its exposure in this matter is limited to its fees associated with this work and that the school districts will be responsible for the remainder. MAXIMUS has exited the federal health care claiming business and no longer provides the services at issue in this matter.

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

Flexible New Deal Contract Liabilities and Contingent Gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the current year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As a consequence of the termination of the Flexible New Deal, MAXIMUS has incurred certain costs related to the termination of contracts, including property leases for offices which are no longer occupied by the Company but for which the Company retains responsibility for future lease payments. For properties which have been exited, the Company has recognized a liability for future lease rentals, service charges and property taxes for which they are liable, offset by anticipated future sublease rentals. A charge of $0.5 million has been recorded in this period for those contract termination costs.

As part of the Flexible New Deal contract, MAXIMUS is entitled to reimbursement for costs incurred as a consequence of early termination, as well as revenue foregone for payments the Company would have received for realizing certain long-term goals under the contract. MAXIMUS has submitted a claim of $7.8 million under the terms of the contract but cannot be certain that any funds will be recovered. Income will be recognized when and if the United Kingdom government determines that MAXIMUS is entitled to recover all or a portion of the submitted claim.

Employment Agreements

The Company has an employment agreement with its chief executive officer with a term ending in fiscal 2014.

Collective bargaining agreements

Approximately 20% of our employees are covered by collective bargaining agreements or similar arrangements. These agreements are typically renewed annually.

13. Leases

The Company leases office space under various operating leases. Within the United States, our leases typically contain clauses permitting cancellation upon certain conditions, including the early termination, non-renewal or material alteration of the related customer contract. Such clauses are not standard in overseas locations. Approximately 50% of our leases, and over 85% of our leases extending beyond 2015, are based within the United States. The terms of leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2011, 2010 and 2009 was $32.0 million, $30.2 million and $24.5 million respectively.

Minimum future payments under leases in effect as of September 30, 2011 are as follows (in thousands):

Operating Leases
Year ended September 30,
2012	$30,142
2013	23,428
2014	19,994
2015	14,545
2016	6,185
Thereafter	7,396
Total minimum lease payments	$101,690

14. Employee Benefit Plans and Deferred Compensation

The Company has 401(k) plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2011, 2010 and 2009, the Company contributed $3.0 million, $3.2 million and $3.2 million to the 401(k) plans, respectively.

The Company also has a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The balance sheet at September 30, 2011 includes $1.5 million of cash and cash equivalents; an asset of $8.0 million related to life insurance assets, which are held at cash surrender value; and liabilities totaling $10.4 million related to the deferred compensation plan liabilities.

15. Stock-Based Compensation

The Company’s Board of Directors adopted the 1997 Equity Incentive Plan (“1997 Plan”) under which the Company was authorized to grant stock options, restricted stock units (“RSUs”) and other forms of equity awards to officers, employees and directors of the Company. At September 30, 2011, 2.0 million shares remained available for grants under the Company’s stock plans. The Company typically issues new shares in satisfying its obligations under its stock plans.

In recent years, the Company has granted equity awards to officers, employees and directors in the form of RSUs. Generally, RSUs issued before 2009 vest ratably over six years. RSUs issued since then vest ratably over five years. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed over the vesting period. For the fiscal years ended September 30, 2011, 2010 and 2009, compensation expense recognized related to RSUs was $9.4 million, $7.1 million and $5.9 million, respectively. Employees who are granted RSUs receive the restricted shares and dividend-equivalent payments. However, until the shares are issued, they have no voting rights and employees may not buy or sell these RSUs.

A summary of the Company’s RSU activity for the year ended September 30, 2011, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2010	1,464,011	$18.82
Granted	519,857	31.80
Vested	(396,587)	20.86
Forfeited	(59,595)	20.47
Non-vested shares outstanding at September 30, 2011	1,527,686	22.64

The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2010 and 2009 was $23.58 and $15.27, respectively. The total fair value of RSUs vesting during the year was $14.5 million, $9.9 million and $6.5 million in the years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011, the total remaining unrecognized compensation cost related to unvested RSUs was $23.9 million. This charge is expected to be realized over four years, with a weighted average life of 1.7 years.

The Company previously granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant and generally vest ratably over a period of four years. Options issued prior to fiscal 2005 expire ten years after date of grant; those issued since expire after six years. The Company has transitioned towards providing RSUs rather than options and, accordingly, no options have been granted since 2008 and there is less than $0.1 million of unrecognized compensation cost related to stock options at September 30, 2011. For the fiscal years ended September 30, 2011, 2010 and 2009, compensation expense related to stock options was $0.1 million, $0.8 million and $1.4 million, respectively.

A summary of the Company’s stock option activity for the year ended September 30, 2011, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2010	1,538,798	$16.18
Exercised	(772,210)	16.16
Forfeited or expired	(912)	10.38
Outstanding at September 30, 2011	765,676	16.18
Exercisable at September 30, 2011	755,676	16.08

The intrinsic value of outstanding and exercisable stock options at September 30, 2011, was $14.2 million with a weighted average remaining life of 1.7 years.

The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2011	2010	2009
Aggregate intrinsic value of all stock options exercised	15,102	4,730	1,752
Net cash proceeds from exercise of stock options	12,482	5,948	4,678

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.7 million, $3.1 million and $2.9 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.

The Company settles certain RSU awards in cash in order to satisfy employees’ personal income tax obligations. Amounts paid were $3.5 million, $3.2 million and $2.4 million in the years ended September 30, 2011, 2010 and 2009.

Cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options and RSUs (excess tax benefits) are classified as financing cash flows.

16. Stock Repurchase Programs

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2011.

Under resolutions adopted in July 2008 and September 2010, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorize the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2011, 2010 and 2009, the Company has repurchased 1,597,458, 1,501,528 and 1,855,380 common shares at a cost of $57.5 million, $40.2 million and $30.0 million, respectively. At September 30, 2011, $77.8 million remained available for future stock repurchases.

On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program. This program authorizes the Company to repurchase, at management’s discretion, up to $125.0 million of its common stock.

As of November 14, 2011, the Company had repurchased an additional 236,700 shares at a cost of $8.8 million during the first quarter of fiscal 2012.

17. Legal and Settlement Recovery, Net

Legal and settlement recovery, net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

Following a change in accounting standards, from October 1, 2009 the incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports, are included in this balance. Under previous accounting guidance, these expenses were included as part of the acquisition consideration of successful acquisitions. The following table sets forth the matters that represent legal and settlement recovery, net (in thousands):

	Year ended September 30,
	2011	2010	2009
Insurance Recoveries	$—	$7,500	$6,300
Other	808	(2,149)	(2,029)
Total	$808	$5,351	$4,271

The insurance recoveries relate to a litigation settlement in fiscal 2008.

During the 2011 fiscal year, the Company reversed a legal expense previously recognized in fiscal 2010 for a matter which concluded without liability to the Company.

18. Income Taxes

The Company’s components of income from continuing operations before income taxes and the corresponding provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2011	2010	2009
Income from continuing operations before income taxes:
United States	$66,842	$66,162	$77,718
Foreign	59,054	42,160	11,016
Income from continuing operations before income taxes	$125,896	$108,322	$88,734

	Year ended September 30,
	2011	2010	2009
Current provision:
Federal	$20,090	$23,712	$5,013
State and local	4,484	5,197	1,143
Foreign	17,422	13,188	2,266
Total current provision	41,996	42,097	8,422
Deferred tax expense (benefit):
Federal	$1,572	$(1,678)	$21,203
State and local	397	(278)	4,534
Foreign	(211)	(1,216)	734
Total deferred tax expense (benefit)	1,758	(3,172)	26,471
Income tax expense	$43,754	$38,925	$34,893

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2011	2010	2009
Federal income tax provision at statutory rate of 35%	$44,063	$37,913	$31,057
Valuation allowance on net operating loss carryforwards	(16)	(33)	(330)
Permanent items	314	1,263	512
State income taxes, net of federal benefit	3,175	3,153	3,811
Foreign taxes	(3,644)	(2,177)	(518)
Other	(138)	(1,194)	361
Income tax expense	$43,754	$38,925	$34,893

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows (in thousands):

	As of September 30,
	2011	2010
Deferred tax assets—current:
Costs deductible in future periods	$9,315	$8,060
Deferred revenue	12,675	13,177
Total deferred tax assets—current	21,990	21,237
Deferred tax liabilities—current:
Accounts receivable—unbilled	2,734	6,701
Other	—	1,246
Total deferred tax liabilities—current:	2,734	7,947
Net deferred tax asset—current	$19,256	$13,290
Deferred tax assets—non-current:
Non-cash equity compensation	$4,012	$4,852
Costs deductible in future periods	2,567	5,093
Net operating loss carryforwards	1,028	1,079
Valuation allowance on net operating loss carryforwards	(1,028)	(1,079)
Deferred contract costs	101	464
Other	1,167	—
Total deferred tax assets—non-current	7,847	10,409
Total deferred tax liabilities—non-current
Amortization of goodwill and intangible assets	3,976	2,228
Property and equipment	10,767	6,723
Capitalized software	4,237	4,332
Other	80	228
Total deferred tax liability—non-current	$19,060	$13,511
Net deferred tax liability—non-current	$11,213	$3,102

Due to deferred tax assets and liabilities in different tax jurisdictions, the net long-term assets and liabilities are reflected on the accompanying consolidated balance sheet as follows (in thousands):

	As of September 30,
	2011	2010
Long-term assets	$732	$1,844
Long-term liabilities	11,945	4,946
Net deferred tax liability—non-current	$(11,213)	$(3,102)

We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we consider these to be indefinitely reinvested in the operations of such subsidiaries. If some of these earnings were distributed, some countries may impose withholding taxes; in addition, as foreign taxes have been previously paid on these earnings, we would expect to be entitled to a U.S. foreign tax credit that would reduce the U.S. taxes owed on such distributions. As at September 30, 2011, the approximate amount of cumulative earnings from foreign subsidiaries is $85.0 million. The amount of taxes that may be applicable on earnings planned to be reinvested indefinitely outside the United States is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

As of September 30, 2011, the Company had $4.0 million of net operating loss carryforwards related to a Canadian subsidiary. A full valuation allowance of $1.0 million has been established against the related deferred tax asset. These net operating loss carryforwards begin to expire at the end of fiscal 2027 through fiscal 2029.

Cash paid for income taxes during the years ended September 30, 2011, 2010, and 2009 was $45.2 million, $33.3 million and $24.1 million, respectively.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company’s net unrecognized tax benefits totaled $1.2 million, $1.5 million and $1.9 million at September 30, 2011, 2010 and 2009, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.2 million at September 30, 2011.

The Company has elected to report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2011, 2010 and 2009, the Company recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2011, 2010 and 2009 includes approximately $0.3 million of interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.1 million within the next twelve months as a result of settlement of expiration of statute of limitations, which could have an impact on the effective tax rate. The anticipated reversals are related to state tax items, none of which individually are significant.

The Company recognizes and presents uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30
	2011	2010	2009
Balance at beginning of year	$1,553	$2,045	$2,291
Additions based on tax positions related to the current year	—	45	—
Reductions for tax positions of prior years	—	(196)	—
Lapse of statute of limitations	(381)	—	(68)
Settlements	—	(341)	(178)
Balance at end of year	$1,172	$1,553	$2,045

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2008 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2006. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. The Company is no longer subject to audit by tax authorities for overseas jurisdictions for years prior to 2004.

19. Quarterly Information (Unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2011 and 2010. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s earnings per share amount may not equal the total earnings per share amount for the respective year. All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2011.

	Quarter Ended
	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
	(In thousands, except per share data)
Fiscal Year 2011
Revenue:
Health Services	$130,011	$137,779	$141,788	$156,303
Human Services	84,103	89,337	96,508	93,804
Total revenue	214,114	227,116	238,296	250,107
Gross profit	55,959	63,066	66,399	68,227
Selling, general and administrative expenses	28,667	33,572	35,259	34,560
Operating income from continuing operations:
Health Services	18,823	19,352	15,923	20,617
Human Services	8,503	10,123	14,908	13,288
Consolidating adjustments	(34)	19	309	(238)
Legal and settlement recovery (expense), net	—	—	(361)	1,169
Operating income from continuing operations	27,292	29,494	30,779	34,836
Discontinued operations, net of income taxes
Income/(loss) from discontinued operations	—	(265)	(65)	197
Loss on disposal	(105)	(554)	(3)	(179)
Loss from discontinued operations	(105)	(819)	(68)	18
Net income	$17,482	$18,219	$19,892	$25,575
Basic earnings per share:
Income from continuing operations	$0.51	$0.55	$0.58	$0.75
Loss from discontinued operations	—	(0.02)	(0.01)	—
Basic earnings per share	$0.51	$0.53	$0.57	$0.75
Diluted earnings per share:
Income from continuing operations	$0.50	$0.54	$0.56	$0.73
Loss from discontinued operations	(0.01)	(0.03)	—	—
Diluted earnings per share	$0.49	$0.51	$0.56	$0.73

	Quarter Ended
	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
	(In thousands, except per share data)
Fiscal Year 2010
Revenue:
Health Services	$130,640	$127,279	$127,307	$129,032
Human Services	72,680	77,107	84,220	83,484
Total revenue	203,320	204,386	211,527	212,516
Gross profit	52,175	50,551	57,013	61,094
Selling, general and administrative expenses	27,429	28,787	31,658	30,904
Operating income from continuing operations:
Health Services	17,508	12,723	14,509	19,985
Human Services	7,379	9,037	10,684	12,390
Consolidating adjustments	(141)	4	162	(2,185)
Legal and settlement recovery (expense), net	(686)	6,037	—	—
Operating income from continuing operations	24,060	27,801	25,355	30,190
Discontinued operations, net of income taxes
Income (loss) from discontinued operations	(1,972)	752	1,200	1,060
Loss on disposal	—	—	—	(28)
Income (loss) from discontinued operations	(1,972)	752	1,200	1,032
Net income	$12,628	$18,743	$17,325	$21,713
Basic earnings per share:
Income from continuing operations	$0.41	$0.52	$0.46	$0.60
Income (loss) from discontinued operations	(0.05)	0.02	0.04	0.03
Basic earnings per share	$0.36	$0.54	$0.50	$0.63
Diluted earnings per share:
Income from continuing operations	$0.40	$0.50	$0.45	$0.58
Income (loss) from discontinued operations	(0.05)	0.02	0.03	0.03
Diluted earnings per share	$0.35	$0.52	$0.48	$0.61

20. Acquisition

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

During fiscal 2010, the Company paid $10.4 million to the previous owners of DeltaWare in return for all of the outstanding ownership interests.

At the acquisition date, the Company was liable for future additional payments (contingent consideration) totaling up to seven million Canadian Dollars in cash over the course of the next seven years. The contingent consideration payments are based upon the achievement of profitability and sales targets over the seven year period.  We determined the fair value of the liability based on a probability-weighted approach derived from management’s own estimates of profitability and sales targets. At the acquisition date, we recognized an estimated liability of $3.0 million. During the 2011 fiscal year, we recognized an additional expense of $0.2 million and made a payment of $1.0 million. Any change in the estimated liability will be recognized in earnings in the period in which the change of estimate occurs.

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS in the adjacent markets and opportunities to expand its geographic reach.

The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Technology-based intangibles	8.5 years	$3,733
Customer contracts and relationships	8-10 years	1,474
Non-compete arrangements	4 years	239
Trade name	10 years	614
Total intangible assets		$6,060

The total weighted average amortization period is 8.6 years.

The fair value of the accounts receivable balance comprises gross receivables of $2.0 million. There was no material valuation allowance against this balance at acquisition.

Of the total fair value of consideration, $7.5 million was allocated to goodwill. Goodwill is not expected to be deductible for income tax purposes.

The results of DeltaWare were not material for any periods shown.

21. Discontinued Operations

On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In 2011 the Company resolved a dispute with the buyer regarding the purchase price adjustment clause in their contract and recorded a loss of $1.7 million.

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million. The promissory note has a current value of $3.8 million, which has been fully reserved since the disposal. The Company recorded a gain on sale of $0.3 million in the 2011 fiscal year, with no gains recorded in earlier periods. The Company continues to monitor the payments on the note but no further gains are certain at this time.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2011	2010	2009
Revenue	$—	$27,054	$29,393
Income (loss) from operations before income taxes	$(219)	$1,664	$(9,478)
Provision for (benefit from) income taxes	(86)	624	(3,744)
Income (loss) from discontinued operations	$(133)	$1,040	$(5,734)
Loss on disposal before income taxes	$(1,390)	$(45)	$(686)
Provision for (benefit from) income taxes	(549)	(17)	881
Loss on disposal	$(841)	$(28)	$(1,567)
Income (loss) from discontinued operations	$(974)	$1,012	$(7,301)

The Company made net payments of approximately $0.7 million in fiscal 2011 related to discontinued operations. These payments principally related to the settlement of customer and employee payments following the sale of the business.

22. Related Party Transactions

Governor James R. Thompson, one of our outside directors who the Company’s Board of Directors has determined to be independent, is Senior Chairman of the law firm of Winston & Strawn in Chicago. Winston & Strawn has provided certain legal services to the Company. These services were provided in the normal course of business on terms and conditions consistent with the standard practices of Winston & Strawn and MAXIMUS. Governor Thompson had no personal involvement in the services provided. In 2011, 2010 and 2009, the Company paid Winston & Strawn $248,748, $150,609 and $934,391, respectively. These transactions do not represent a significant portion of Winston & Strawn’s annual revenues.

23. Subsequent Events

Dividend

On October 7, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2011 to shareholders of record on November 15, 2011. Based on the number of shares outstanding, the payment will be approximately $3.0 million.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of September 30, 2011, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2011, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Control Over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of MAXIMUS, Inc. and our report dated November 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

November 14, 2011

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	2,293,363	$5.40	2,017,645
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	2,293,363	$5.40	2,017,645

(1)                                  In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2011, all shares under the 1997 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

(2)                                 Includes the 1997 Equity Incentive Plan and the 1997 Director Stock Option Plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2011.

MAXIMUS, INC.
By:	/s/ RICHARD A. MONTONI
Richard A. Montoni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. MONTONI	President, Chief Executive Officer and Director (principal executive officer)	November 14, 2011
Richard A. Montoni

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 14, 2011
David N. Walker

/s/ PETER B. POND	Chairman of the Board of Directors	November 14, 2011
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	November 14, 2011
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 14, 2011
John J. Haley

/s/ PAUL R. LEDERER	Director	November 14, 2011
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	November 14, 2011
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	November 14, 2011
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	November 14, 2011
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	November 14, 2011
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Amended and Restated Bylaws of the Company.(2)
4.1	Specimen Common Stock Certificate.(3)
10.1	1997 Equity Incentive Plan, as amended.(4)*
10.2	First Amendment to the 1997 Equity Incentive Plan, as amended.(5)*
10.3	1997 Director Stock Option Plan, as amended.(6)*
10.4	1997 Employee Stock Purchase Plan, as amended.(7)*
10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(8)*
10.6	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(5)*
10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.8	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(9)*
10.10	Amended and Restated Income Continuity Program.(5)*
10.11	Deferred Compensation Plan, as amended.(5)*
10.12	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(10)
10.13	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(10)
10.14	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007.(11)
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
101

The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

*              Denotes management contract or compensation plan.

(1)           Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)           Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on September 15, 2011 and incorporated herein by reference.

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