Form 10-Q
period 2011-12-31
MAXIMUS INC
filed 2012-02-03
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of January 30, 2012, there were 33,740,459 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2011

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue	$239,603	$214,114
Cost of revenue	179,756	158,155
Gross profit	59,847	55,959
Selling, general and administrative expenses	32,756	28,667
Legal and settlement expense	186	—
Operating income from continuing operations	26,905	27,292
Interest and other income, net	1,104	491
Income from continuing operations before income taxes	28,009	27,783
Provision for income taxes	10,351	10,196
Income from continuing operations	17,658	17,587

Discontinued operations, net of income taxes:
Loss from discontinued operations	(44)	—
Income (loss) on disposal	90	(105)
Income (loss) from discontinued operations	46	(105)

Net income	$17,704	$17,482

Basic earnings (loss) per share:
Income from continuing operations	$0.52	$0.51
Income (loss) from discontinued operations	0.01	—
Basic earnings per share	$0.53	$0.51

Diluted earnings (loss) per share:
Income from continuing operations	$0.51	$0.50
Income (loss) from discontinued operations	—	(0.01)
Diluted earnings per share	$0.51	$0.49

Dividends paid per share	$0.09	$0.06

Weighted average shares outstanding:
Basic	33,663	34,361
Diluted	34,557	35,420

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,048	$172,950
Restricted cash	7,116	4,839
Accounts receivable — billed, net of reserves of $3,413 and $3,265	149,936	146,900
Accounts receivable — unbilled	7,588	7,170
Prepaid income taxes	7,054	12,959
Deferred income taxes	22,409	19,256
Prepaid expenses and other current assets	26,605	27,202
Total current assets	411,756	391,276

Property and equipment, net	50,235	51,740
Capitalized software, net	26,444	26,616
Goodwill	72,020	71,323
Intangible assets, net	5,427	5,651
Deferred contract costs, net	7,246	8,020
Deferred income taxes	778	732
Deferred compensation plan assets	8,543	8,004
Other assets, net	1,962	1,917
Total assets	$584,411	$565,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,490	$55,470
Accrued compensation and benefits	34,527	47,748
Deferred revenue	56,030	47,902
Current portion of long-term debt	86	42
Acquisition-related contingent consideration	1,863	1,840
Income taxes payable	4,409	5,104
Other accrued liabilities	4,432	5,787
Total current liabilities	163,837	163,893
Deferred revenue, less current portion	2,274	2,575
Long-term debt	1,632	1,654
Acquisition-related contingent consideration, less current portion	392	388
Income taxes payable, less current portion	1,511	1,484
Deferred income taxes	12,523	11,945
Deferred compensation plan liabilities, less current portion	10,320	8,883
Total liabilities	192,489	190,822

Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,199 and 56,018 shares issued and 33,737 and 33,793 shares outstanding at December 31, 2011 and September 30, 2011, at stated amount, respectively	385,101	377,579
Treasury stock, at cost; 22,462 and 22,225 shares at December 31, 2011 and September 30, 2011, respectively	(425,651)	(416,850)
Accumulated other comprehensive income	16,711	12,480
Retained earnings	415,761	401,248
Total shareholders’ equity	391,922	374,457
Total liabilities and shareholders’ equity	$584,411	$565,279

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$17,704	$17,482
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(46)	105
Depreciation and amortization	6,111	5,232
Deferred income taxes	(2,424)	990
Non-cash equity based compensation	2,797	2,057

Change in assets and liabilities:
Accounts receivable — billed	(2,473)	22,145
Accounts receivable — unbilled	(418)	(1,554)
Prepaid expenses and other current assets	(1,621)	1,041
Deferred contract costs	790	(580)
Accounts payable	7,770	3,948
Accrued compensation and benefits	(10,553)	(11,553)
Deferred revenue	7,629	(5,270)
Income taxes	4,978	(3,470)
Other assets and liabilities	(2,688)	(192)
Cash provided by operating activities — continuing operations	27,556	30,381
Cash used in operating activities — discontinued operations	—	(739)
Cash provided by operating activities	27,556	29,642

Cash flows from investing activities:
Proceeds from sale of discontinued operations	2,240	—
Proceeds from note receivable	148	—
Purchases of property and equipment	(2,554)	(2,407)
Capitalized software costs	(720)	(2,298)
Cash used in investing activities — continuing operations	(886)	(4,705)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(886)	(4,705)

Cash flows from financing activities:
Employee stock transactions	(272)	4,329
Repurchases of common stock	(9,749)	(8,370)
Tax benefit due to option exercises and restricted stock units vesting	1,740	1,031
Cash dividends paid	(3,023)	(2,067)
Cash used in financing activities — continuing operations	(11,304)	(5,077)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(11,304)	(5,077)

Effect of exchange rate changes on cash and cash equivalents	2,732	1,823

Net increase in cash and cash equivalents	18,098	21,683

Cash and cash equivalents, beginning of period	172,950	155,321

Cash and cash equivalents, end of period	$191,048	$177,004

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended December 31, 2011 and 2010

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2011 and 2010 and for each of the three years ended September 30, 2011, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 filed with the Securities and Exchange Commission on November 14, 2011.

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2011	% (1)	2010	% (1)

Revenue:
Health Services	$158,043	100%	$130,011	100%
Human Services	81,560	100%	84,103	100%
Total	239,603	100%	214,114	100%

Gross profit:
Health Services	35,999	22.8%	34,277	26.4%
Human Services	23,848	29.2%	21,682	25.8%
Total	59,847	25.0%	55,959	26.1%

Selling, general, and administrative expense:
Health Services	19,216	12.2%	15,454	11.9%
Human Services	13,540	16.6%	13,179	15.7%
Corporate/other	—	NM	34	NM
Total	32,756	13.7%	28,667	13.4%

Operating income from continuing operations:
Health Services	16,783	10.6%	18,823	14.5%
Human Services	10,308	12.6%	8,503	10.1%
Corporate/other	—	NM	(34)	NM
Subtotal: Segment operating income	27,091	11.3%	27,292	12.7%
Legal and settlement expense	186	NM	—	NM
Total	$26,905	11.2%	$27,292	12.7%

(1)           % of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2011	2010
Numerator:
Income from continuing operations	17,658	$17,587
Income (loss) from discontinued operations	46	(105)
Net income	17,704	$17,482

Denominator:
Basic weighted average shares outstanding	33,663	34,361

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	894	1,059
Denominator for diluted earnings per share	34,557	35,420

No shares were excluded from the computation in calculating the earnings per share for the three months ended December 31, 2011 or 2010.

4. Comprehensive Income

Comprehensive income comprises net income plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three months ended December 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended December 31,
	2011	2010

Net income	$17,704	$17,482
Foreign currency translation adjustments	4,231	3,929
Comprehensive income	$21,935	$21,411

5. Property & Equipment

Property and equipment, at cost, consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Land	$1,800	$1,800
Building and improvements	11,485	11,485
Office furniture and equipment	98,216	94,558
Leasehold improvements	9,929	9,798
Property and equipment, gross	121,430	117,641
Less: Accumulated depreciation and amortization	(71,195)	(65,901)
Total property and equipment, net	$50,235	$51,740

6. Capitalized Software

Software development costs consist of the following (in thousands):

	December 31, 2011	September 30, 2011
Capitalized software development costs	$41,946	$40,798
Less: Accumulated amortization	(15,502)	(14,182)
Total Software development costs, net	$26,444	$26,616

7. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2011 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2011	$43,242	$28,081	$71,323
Foreign currency translation	95	602	697
Balance as of December 31, 2011	$43,337	$28,683	$72,020

The following table sets forth the components of intangible assets (in thousands):

	As of December 31, 2011			As of September 30, 2011
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,194	$4,219	$2,975	$7,146	$4,097	$3,049
Customer contracts and relationships	3,483	1,669	1,814	3,454	1,513	1,941
Trademark	627	118	509	620	102	518
Non-compete arrangements	245	116	129	242	99	143
Total	$11,549	$6,122	$5,427	$11,462	$5,811	$5,651

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.2 years, comprising 6.6 years for technology-based intangible assets, 5.3 years for customer contracts and relationships, 8.1 years for the trademark, and 2.1 years for non-compete arrangements. Amortization expense for the three months ended December 31, 2011 was $0.3 million. Future amortization expense is estimated as follows (in thousands):

Nine months ended September 30, 2012	$862
Year ended September 30, 2013	1,073
Year ended September 30, 2014	707
Year ended September 30, 2015	686
Year ended September 30, 2016	686
Year ended September 30, 2017	686
Thereafter	727
Total	$5,427

8. Acquisition-related contingent consideration

In February 2010, the Company acquired 100% of the share capital of DeltaWare Systems, Inc. (“DeltaWare). As part of the acquisition arrangement, certain payments were to be made to the previous owners of DeltaWare based upon profitability and sales targets. The fair value of these payments was estimated at the time of acquisition based upon a probability-weighted approach based upon management’s estimates of likely payments and the balance is updated on a quarterly basis as more information comes available. Changes to the liability based upon these changes in estimates are recorded within earnings. The Financial Accounting Standards Board (“FASB”) requires the classification of all assets and liabilities subject to fair value measurement based upon the inputs required for their valuation. As the inputs required for the valuation of these liabilities require significant judgment, they are considered to be Level 3 inputs under the FASB classification.

The Company has not recorded a charge in the three month period ended December 31, 2011, but did record a charge of $150,000 in the corresponding period in the 2011 fiscal year. No payments of contingent consideration were made in either period. At December 31, 2011, the Company has a current liability of $1.9 million and a non-current liability of $0.4 million.

9. Commitments and Contingencies

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

In 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommended a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. A final audit report was issued in 2011 which reduced the amount allegedly owed to approximately $42,000. Earlier in 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract. The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract. At that time, the client alleged total damages in excess of $30 million, although that amount will likely be reduced in light of the substantial reduction in the audit-related claim. MAXIMUS and the buyer are contesting the client’s claims. The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

Credit Facilities and Performance Bonds

The Company’s Revolving Credit Agreement provides for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender, and a syndicate of other lenders (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The Company may request an increase in the commitment under the Credit Facility, such that the aggregate commitments under the Credit Facility shall at no time exceed $75.0 million. The credit available under the Credit Facility may be used, among other purposes, to refinance the Company’s current indebtedness, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure, and general corporate needs of the Company. The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. At December 31, 2011, letters of credit totaling $14.0 million were outstanding under the Credit Facility.

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

The Credit Facility provides for the payment of specified fees and expenses, including commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of December 31, 2011. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

The Company also has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge and is repayable in installments between 2012 and 2022. At December 31, 2011, $1.7 million (1.8 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At December 31, 2011 and September 30, 2011, the Company had performance bond commitments totaling $17.2 million and $16.9 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Flexible New Deal Contract Liabilities

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As a consequence of the termination of the Flexible New Deal, MAXIMUS incurred certain costs related to the termination of contracts, including property leases for offices which are no longer occupied by the Company but for which the Company retains responsibility for future lease payments. For properties which have been exited, the Company has recognized a liability for future lease rentals, service charges and property taxes for which they are liable, offset by anticipated future sublease rentals. The Company initially recorded a reserve of $0.5 million at September 30, 2011 to cover these liabilities and no additional expense has been recorded at this time. Cash disbursements have reduced the net liability to $0.3 million at December 31, 2011.

As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as revenue earned for payments the Company would have received for realizing certain long-term goals under the contract. During the period ended December 31, 2011, MAXIMUS received a payment of $2.7 million for revenue earned and $1.5 million of cost recoveries, net of subcontractor expenses.

10. Stock Repurchase Programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2011 and 2010, the Company repurchased 236,700 and 272,306 common shares at a cost of $8.8 million and $8.4 million, respectively.

On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program. This program authorizes the Company to repurchase, at management’s discretion, up to $125.0 million of its common stock. In addition, the resolution also authorizes the use of option exercise proceeds for the repurchases of the Company’s common stock.

As a result of stock option exercises since November 8, 2011, the amount available for future repurchases increased to $127.9 million as of December 31, 2011.

11. Recent accounting pronouncements

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. We will adopt this accounting standard on its effective date, which for us will be for all financial statements relating to periods beginning October 1, 2012. This adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date, which for us will be periods beginning after October 1, 2012. We do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

12. Discontinued operations

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million. At December 31, 2011, the promissory note has a current value of $3.7 million, which has been fully reserved since the disposal. The Company recorded a gain on sale of $148,000 in the three month period ended December 31, 2011. The Company continues to monitor the payments on the note but no further gains are certain at this time.

13. Subsequent Events

Dividend

On January 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on February 29, 2012, to shareholders of record on February 15, 2012.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2011 and incorporated herein by reference.

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

Industry considerations

Within the United States, the current economic environment facing state and local governments is extremely challenging. Not only are they experiencing fiscal challenges, but they are also facing increasing demand for critical services from the most vulnerable members of society. At the same time, states are generally required to balance their budgets each year. Since Medicaid accounts for a large portion of states’ budgets, many states have taken steps to control costs by increasing co-pays, reducing provider rates, modifying benefits, and shifting more populations into Medicaid managed care. As more populations shift into managed care, demand for our administrative services and program volumes generally increase.

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates offering unique local issues in addition to general global economic factors. Both Australia and the United Kingdom have implemented measures to deal with significant debt and commitments.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2011	2010
Revenue	$239,603	$214,114
Gross profit	$59,847	$55,959
Selling, general and administrative expenses	$32,756	$28,667
Selling, general and administrative expenses as a percentage of revenue	13.7%	13.4%
Legal and settlement expense	186	—

Operating income from continuing operations	$26,905	$27,292
Operating margin from continuing operations percentage	11.2%	12.7%

Income from continuing operations before income taxes	$28,009	$27,783
Provision for income taxes	10,351	10,196
Income from continuing operations, net of income taxes	17,658	17,587
Income (loss) from discontinued operations, net of income taxes	46	(105)
Net income	$17,704	$17,482

Basic earnings (loss) per share:
Income from continuing operations	$0.52	$0.51
Income (loss) from discontinued operations	0.01	—
Basic earnings per share	$0.53	$0.51

Diluted earnings (loss) per share:
Income from continuing operations	$0.51	$0.50
Income (loss) from discontinued operations	—	(0.01)
Diluted earnings per share	$0.51	$0.49

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States Dollars using average exchange rates from the previous fiscal period

Constant currency revenue is a non-GAAP number. We believe that this number provides a useful basis for assessing the Company’s performance. The presentation of this non-GAAP number is not meant to be considered in isolation, or as an alternative to revenue growth as a measure of performance.

Revenue for the three month period ended December 31, 2011 increased 11.9% to $239.6 million. On a constant currency basis, the growth would have been 11.5%. Revenue increases were driven by growth in the Health Services Segment which offset lower revenue in the Human Services Segment resulting from the transition to the new Work Programme in the United Kingdom.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue was consistent during the quarter ended December 31, 2011 and 2010 at 13.7% and 13.4%, respectively.

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

Operating income from continuing operations for the quarter ended December 31, 2011 was $26.9 million compared to the prior year at $27.3 million. During the current period, the Company benefitted from an expected termination payment recognized in the Human Services Segment which offset lower margins in the Health Services segment.

The provision for income taxes in the quarter ended December 31, 2011 was $10.4 million, reflecting an effective tax rate of 37.0%. The comparative charge in the quarter ended December 31, 2010 was $10.2 million, an effective rate of 36.7%. The increase of taxation rate year-over-year has reflected the expansion of the domestic business which has a higher tax rate than that of foreign jurisdictions in which we operate.

Income from continuing operations, net of income taxes, was $17.7 million, or $0.51 per diluted share, for the three months ended December 31, 2011, compared with $17.6 million, or $0.50 per diluted share, for the same period in fiscal year 2011.

Health Services

	Three Months Ended December 31,
(dollars in thousands)	2011	2010

Revenue	$158,043	$130,011
Gross profit	35,999	34,277
Operating income	16,783	18,823

Operating margin percentage	10.6%	14.5%

Revenue increased by 21.6% for the three month period ended December 31, 2011, compared to the same period in fiscal year 2011. The improvement of revenue in the quarter was driven by the expansion of Medicaid managed care on our Texas contract and other organic growth. Operating income in the three month period ended December 31, 2011 was lower compared to the same period last year due to normal contract life-cycle fluctuations and the timing of a project change order on an existing contract.  In addition, the health margin experienced dilution in the first quarter of fiscal 2012 related to the growth on the Texas contract which is a lower margin, cost-reimbursable contract.

Human Services

	Three Months Ended December 31,
(dollars in thousands)	2011	2010

Revenue	$81,560	$84,103
Gross profit	23,848	21,682
Operating income	10,308	8,503

Operating margin percentage	12.6%	10.1%

Revenues declined 3.0% for the three month period ended December 31, 2011, compared to the same period in fiscal year 2011. On a constant currency basis, revenue would have declined 4.1%.  Revenue was lower due to the expected ramp up of revenue related to the transition to the new Work Programme contract in the United Kingdom. The Work Programme replaced the predecessor Flexible New Deal contract, which was terminated by the United Kingdom Government during fiscal 2011. Results for the three month period ended December 31, 2011 included a termination payment, related to the Flexible New Deal contract, for $2.7 million of revenue earned and $1.5 million of expense recoveries. The termination payment partially offset losses from the ramp-up of the new Work Programme. Operating income improved to $10.3 million in the three month period ended December 31, 2011, compared with $8.5 million in the comparable quarter of fiscal 2011. Operating results in the prior period were dampened by cost growth of $3.2 million on a fixed-price contract.

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

At December 31, 2011, the Company held $191.0 million in cash and cash equivalents. Approximately 55% of these funds are held in overseas locations. We do not intend to repatriate these funds to the United States and, if we were to do so, there may be adverse tax consequences. In addition to these cash balances, the Company had access to an additional $21.0 million from a credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions. The Company has also utilized a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada. These funds must be used for certain investment projects within Prince Edward Island.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At December 31, 2011, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2011	2010

Net cash provided by (used in):
Operating activities — continuing operations	$27,556	$30,381
Operating activities — discontinued operations	—	(739)
Investing activities — continuing operations	(886)	(4,705)
Financing activities — continuing operations	(11,304)	(5,077)
Effect of exchange rate changes on cash and cash equivalents	2,732	1,823
Net increase in cash and cash equivalents	$18,098	$21,683

Cash flows provided by operating activities from continuing operations for the quarter ended December 31, 2011 were $27.6 million, compared with $30.4 million in the comparative quarter in fiscal year 2011. This decrease was driven by increased cash disbursements to employees and suppliers of $20.0 million, offset by increased cash receipts from customers of $12.2 million and reduced payments to tax authorities of $4.9 million.

Cash receipts from customers increased by less than the overall increase in revenue. Cash receipts during the three months ended December 31, 2010 benefitted from the timing of cash payments from customers who had delayed payments at the end of fiscal 2010. This resulted in a decline in accounts receivable of approximately $22.1 million in the three months ended December 31, 2010 which did not reoccur in fiscal 2012. The three month period ended December 31, 2011 received the benefit of cash receipts from advanced payments on contracts, principally the United Kingdom Work Programme.

The decline in cash payments to tax authorities is caused by timing differences and the status of our tax accounts in the jurisdictions in which we operate. At September 30, 2011, we had tax prepayments in a number of jurisdictions in order to mitigate our exposure to interest and penalties.

Cash used in operating activities from discontinued operations for the three months ended December 31, 2010 was $0.7 million. This balance represented accounts payable and payroll liabilities which were not transferred upon the sale of the Company’s ERP division in September 2009.

Cash used in investing activities from continuing operations for the three months ended December 31, 2011 was $0.9 million, compared to $4.7 million for the same period in fiscal year 2011. The current quarter’s cash outflow was offset by a $2.2 million final payment for the sale of the Company’s ERP division in September 2009 and a decline in internal-use software expenditures of $1.6 million. Software expenditures are driven by contract requirements and there are fewer contracts requiring software build-outs in the current year.

Cash used in financing activities from continuing operations for the three months ended December 31, 2011 was $11.3 million, compared to $5.1 million for the same period in fiscal year 2011. This includes $9.7 million and $8.4 million of cash paid for acquisitions of the Company’s own shares in the quarters ended December 31, 2011 and 2010, respectively, and dividend payments of $3.0 million and $2.1 million in the quarters ended December 31, 2011 and December 31, 2010, respectively. In the quarter ended December 31, 2010, these outflows were offset by significant stock option purchases, which have been less significant in the current quarter.

The Company’s cash balance was increased by $2.7 million in the current period owing to foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Three Months Ended December 31,
(dollars in thousands)	2011	2010

Cash provided by operating activities — continuing operations	$27,556	$30,381
Purchases of property and equipment	(2,554)	(2,407)
Capitalized software costs	(720)	(2,298)
Free cash flow from continuing operations	$24,282	$25,676

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of the Company’s common stock. At December 31, 2011, $127.9 million is available for future stock repurchases. Under earlier repurchase plans, the Company repurchased 236,700 and 272,306 common shares at a cost of $8.8 million and $8.4 million, during the three month periods ended December 31, 2011 and 2010, respectively.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At December 31, 2011, the Company had letters of credit totaling $14.0 million and performance bond commitments totaling $17.2 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On January 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on February 29, 2012, to shareholders of record on February 15, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

During the three months ended December 31, 2011, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Item 3.                          Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.

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

In 2010, the Company received a draft audit report prepared on behalf of one of its former SchoolMAX customers. The SchoolMAX business line was sold as part of the divestiture of the MAXIMUS Education Systems division in 2008. The draft audit report recommended a refund of approximately $11.6 million primarily arising out of the alleged failure of MAXIMUS and the buyer of the division to observe the most favored customer pricing term of the contract. A final audit report was issued in 2011 which reduced the amount allegedly owed to approximately $42,000. Earlier in 2011, the client sent a letter to MAXIMUS and the buyer of the business initiating the dispute resolution process under the contract. The client reiterated some of the audit issues previously identified and also raised a number of issues pertaining to services and products delivered under the contract. At that time, the client alleged total damages in excess of $30 million, although that amount will likely be reduced in light of the substantial reduction in the audit-related claim. MAXIMUS and the buyer are contesting the client’s claims. The Company also believes that it is entitled to indemnification from the buyer of the business for claims pertaining to services and deliverables.

Item 1A.                 Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2011 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2011 — Oct. 31, 2011	209,300	$36.83	209,300	$70,119

Nov. 1, 2011 — Nov. 30, 2011	27,400	39.89	27,400	$125,851

Dec. 1, 2011 — Dec. 31, 2011	—	—	—	$127,877

Total	236,700	$37.19	236,700

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

MAXIMUS, INC.

Date: February 3, 2012	By:	/s/ David N. Walker
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Filed electronically herewith.