Form 10-Q
period 2012-03-31
MAXIMUS INC
filed 2012-05-04
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 33,947,468 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue	$243,452	$227,116	$483,055	$441,230
Cost of revenue	178,686	164,050	358,442	322,205
Gross profit	64,766	63,066	124,613	119,025
Selling, general and administrative expenses	37,959	33,572	70,715	62,239
Legal and settlement recovery, net	591	—	405	—
Operating income from continuing operations	27,398	29,494	54,303	56,786
Interest and other income, net	824	919	1,928	1,410
Income from continuing operations before income taxes	28,222	30,413	56,231	58,196
Provision for income taxes	14,011	11,375	24,362	21,571
Income from continuing operations	14,211	19,038	31,869	36,625

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(265)	—	(265)
Gain (loss) on disposal	62	(554)	108	(659)
Income (loss) from discontinued operations	62	(819)	108	(924)

Net income	$14,273	$18,219	$31,977	$35,701

Basic earnings (loss) per share:
Income from continuing operations	$0.42	$0.55	$0.95	$1.06
Income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per share	$0.42	$0.53	$0.95	$1.04

Diluted earnings (loss) per share:
Income from continuing operations	$0.41	$0.54	$0.92	$1.03
Income (loss) from discontinued operations	—	(0.03)	—	(0.02)
Diluted earnings per share	$0.41	$0.51	$0.92	$1.01

Dividends paid per share	$0.09	$0.08	$0.18	$0.14

Weighted average shares outstanding:
Basic	33,788	34,422	33,725	34,392
Diluted	34,728	35,574	34,638	35,500

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229,537	$172,950
Restricted cash	6,681	4,839
Accounts receivable — billed, net of reserves of $4,226 and $3,265	140,664	146,900
Accounts receivable — unbilled	7,242	7,170
Prepaid income taxes	4,109	12,959
Deferred income taxes	23,943	19,256
Prepaid expenses and other current assets	29,406	27,202
Total current assets	441,582	391,276

Property and equipment, net	50,722	51,740
Capitalized software, net	26,697	26,616
Goodwill	72,705	71,323
Intangible assets, net	5,246	5,651
Deferred contract costs, net	6,939	8,020
Deferred income taxes	812	732
Deferred compensation plan assets	9,116	8,004
Other assets, net	2,015	1,917
Total assets	$615,834	$565,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,278	$55,470
Accrued compensation and benefits	40,409	47,748
Deferred revenue	59,265	47,902
Current portion of long-term debt	132	42
Acquisition-related contingent consideration	2,005	1,840
Income taxes payable	5,497	5,104
Other accrued liabilities	2,377	5,787
Total current liabilities	176,963	163,893
Deferred revenue, less current portion	3,553	2,575
Long-term debt	1,625	1,654
Acquisition-related contingent consideration, less current portion	401	388
Income taxes payable, less current portion	1,538	1,484
Deferred income taxes	11,136	11,945
Deferred compensation plan liabilities, less current portion	9,895	8,883
Total liabilities	205,111	190,822

Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,413 and 56,018 shares issued and 33,951 and 33,793 shares outstanding at March 31, 2012 and September 30, 2011, at stated amount, respectively	389,477	377,579
Treasury stock, at cost; 22,462 and 22,225 shares at March 31, 2012 and September 30, 2011, respectively	(425,651)	(416,850)
Accumulated other comprehensive income	20,069	12,480
Retained earnings	426,828	401,248
Total shareholders’ equity	410,723	374,457
Total liabilities and shareholders’ equity	$615,834	$565,279

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$31,977	$35,701
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(108)	924
Depreciation and amortization	11,545	10,783
Deferred income taxes	(5,315)	1,146
Non-cash equity based compensation	5,633	4,495

Change in assets and liabilities:
Accounts receivable — billed	7,268	(1,596)
Accounts receivable — unbilled	(63)	2,021
Prepaid expenses and other current assets	(4,092)	1,669
Deferred contract costs	1,109	(1,229)
Accounts payable	12,298	12,287
Accrued compensation and benefits	(6,287)	(6,567)
Deferred revenue	11,291	(11,296)
Income taxes	8,910	(10,334)
Other assets and liabilities	(5,128)	(1,618)
Cash provided by operating activities — continuing operations	69,038	36,386
Cash used in operating activities — discontinued operations	—	(951)
Cash provided by operating activities	69,038	35,435

Cash flows from investing activities:
Proceeds from sale of discontinued operations	2,240	—
Proceeds from note receivable	272	—
Purchases of property and equipment	(6,576)	(6,464)
Capitalized software costs	(1,832)	(3,872)
Cash used in investing activities — continuing operations	(5,896)	(10,336)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(5,896)	(10,336)

Cash flows from financing activities:
Employee stock transactions	1,687	8,013
Repurchases of common stock	(9,749)	(8,459)
Tax benefit due to option exercises and restricted stock units vesting	2,510	3,818
Issuance of long-term debt	—	300
Cash dividends paid	(6,061)	(4,643)
Cash used in financing activities — continuing operations	(11,613)	(971)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(11,613)	(971)

Effect of exchange rate changes on cash and cash equivalents	5,058	3,706

Net increase in cash and cash equivalents	56,587	27,834

Cash and cash equivalents, beginning of period	172,950	155,321

Cash and cash equivalents, end of period	$229,537	$183,155

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2012 and 2011

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)

Revenue:
Health Services	$161,170	100%	$137,779	100%	$319,213	100%	$267,790	100%
Human Services	82,282	100%	89,337	100%	163,842	100%	173,440	100%
Total	243,452	100%	227,116	100%	483,055	100%	441,230	100%

Gross Profit:
Health services	41,137	26%	38,320	28%	77,136	24%	72,597	27%
Human Services	23,629	29%	24,746	28%	47,477	29%	46,428	27%
Total	64,766	27%	63,066	28%	124,613	26%	119,025	27%

Selling, general, and administrative expense:
Health Services	22,935	14%	18,968	14%	42,151	13%	34,422	13%
Human Services	15,024	18%	14,623	16%	28,564	17%	27,802	16%
Corporate/Other	—	NM	(19)	NM	—	NM	15	NM
Total	37,959	16%	33,572	15%	70,715	15%	62,239	14%

Operating income from continuing operations:
Health services	18,202	11%	19,352	14%	34,985	11%	38,175	14%
Human Services	8,605	10%	10,123	11%	18,913	12%	18,626	11%
Corporate/Other	—	NM	19	NM	—	NM	(15)	NM
Subtotal: Segment Operating Income	26,807	11%	29,494	13%	53,898	11%	56,786	13%
Legal and settlement recovery, net	591	NM	—	NM	405	NM	—	NM
Total	$27,398	11%	$29,494	13%	$54,303	11%	$56,786	13%

(1)           % of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$14,211	$19,038	$31,869	$36,625
Income (loss) from discontinued operations	62	(819)	108	(924)
Net income	$14,273	$18,219	$31,977	$35,701

Denominator:
Basic weighted average shares outstanding	33,788	34,422	33,725	34,392

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	940	1,152	913	1,108
Denominator for diluted earnings (loss) per share	34,728	35,574	34,638	35,500

No shares were excluded from the computation in calculating the earnings per share for the three or six months ended March 31, 2012 or 2011.

4. Comprehensive Income

Comprehensive income comprises net income plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and six months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months Ended March 31,		Six months Ended March 31,
(in thousands)	2012	2011	2012	2011
Net income	$14,273	$18,219	$31,977	$35,701
Foreign currency translation adjustments	3,358	2,459	7,589	6,388
Comprehensive income	$17,631	$20,678	$39,566	$42,089

5. Legal and Settlement Recovery, Net

Legal and settlement recovery, net consists of reimbursed insurance claims, net of costs related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. This account also includes the incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

The following table sets forth the matters that represent legal and settlement recovery, net:

	Three months Ended March 31,		Six Months Ended March 31,
(in thousands)	2012	2011	2012	2011
Insurance recovery	$735	$—	$735	$—
Acquisition expenses	(144)	—	(144)	—
Other	—	—	(186)	—
Total	$591	$—	$405	$—

The insurance recoveries relate to a litigation settlement in fiscal 2008. Acquisition expenses relate to the purchase of PSI Holdings, Inc. in April 2012.

6. Income Taxes

During the period ended March 31, 2012, the Company recorded a discrete tax charge of $3.0 million, which had the effect of increasing the effective tax rate from 38% to 43.3% for the year-to-date period. The charge relates to changes in the estimated blended state tax rate and includes the correction of an error of $1.6 million. The Company does not believe this correction is material to its consolidated financial statements.

7. Property & Equipment

Property and equipment, at cost, consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Land	$1,800	$1,800
Building and improvements	11,485	11,485
Office furniture and equipment	101,118	94,558
Leasehold improvements	9,856	9,798
Property and equipment, gross	124,259	117,641
Less: Accumulated depreciation and amortization	(73,537)	(65,901)
Total property and equipment, net	$50,722	$51,740

8. Software development costs

Software development costs consist of the following (in thousands):

	March 31, 2012	September 30, 2011
Capitalized software development costs	$43,437	$40,798
Less: Accumulated amortization	(16,740)	(14,182)
Total Software development costs, net	$26,697	$26,616

9. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2012 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2011	$43,242	$28,081	$71,323
Foreign currency translation	269	1,113	1,382
Balance as of March 31, 2012	$43,511	$29,194	$72,705

The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2012			As of September 30, 2011
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$7,280	$4,353	$2,927	$7,146	$4,097	$3,049
Customer contracts and relationships	3,535	1,838	1,697	3,454	1,513	1,941
Trademark	642	137	505	620	102	518
Non-compete arrangements	251	134	117	242	99	143
Total	$11,708	$6,462	$5,246	$11,462	$5,811	$5,651

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.0 years, comprising 6.3 years for technology-based intangible assets, 5.2 years for customer contracts and relationships, 7.8 years for the trademark, and 1.8 years for non-compete arrangements. Amortization expense for the six months ended March 31, 2012 was $0.6 million. Future amortization expense is estimated as follows (in thousands):

Six months ended September 30, 2012	$585
Year ended September 30, 2013	1,091
Year ended September 30, 2014	723
Year ended September 30, 2015	702
Year ended September 30, 2016	702
Year ended September 30, 2017	702
Thereafter	741
Total	$5,246

10. Acquisition-related contingent consideration

In February 2010, the Company acquired 100% of the share capital of DeltaWare Systems, Inc. (“DeltaWare”). As part of the acquisition arrangement, certain payments were to be made to the previous owners of DeltaWare based upon profitability and sales targets. The fair value of these payments was estimated at the time of acquisition based upon a probability-weighted approach based upon management’s estimates of likely payments and the balance is updated on a quarterly basis as more information comes available. Changes to the liability based upon these changes in estimates are recorded as “other income”. The Financial Accounting Standards Board (“FASB”) requires the classification of all assets and liabilities subject to fair value measurement based upon the inputs required for their valuation. As the inputs required for the valuation of these liabilities require significant judgment, they are considered to be Level 3 inputs under the FASB classification.

The Company must pay the former owners of DeltaWare the sum of two million Canadian Dollars ($2 million) in the event that certain profitability targets are reached. The Company believes that these targets have been reached and that payment will be made subject to completion of audit procedures and other administrative matters, which we expect to conclude shortly. This balance is shown as a current liability. The Company recorded charges of $0.1 million and $0.2 million during the six month periods ended March 31, 2012 and 2011, respectively, with respect to this balance.

The Company must also pay the former owners of DeltaWare up to four million Canadian Dollars ($4 million) based upon the Company making sales of DeltaWare’s products in particular geographic markets. The Company has recorded a long-term liability of $0.4 million which represents the payment that management assesses will likely be paid. In the event that such sales are anticipated by the Company, this could result in an increase to this liability based upon the size and location of the sales. No such sales have been made to date and the likelihood of future sales between this time and the end of the measurement period in 2016 is considered low. Management reviews the likelihood of future sales on a quarterly basis and, to the extent that sales opportunities are identified, proposals submitted or contracts won, the Company updates its probability weighted assessment of payment. Changes in this assessment will result in an expense or credit. The contingent consideration  payable for any single contract signed would be based upon the population of the area served but would be capped at one million Canadian Dollars per sale.

The effect on the financial statements is summarized below (in thousands):

	Acquisition-related contingent consideration
	Current portion	Long-term portion	Total
Balance as of September 30, 2011	$1,840	$388	$2,228
Additional estimated consideration	101	—	101
Foreign currency translation	64	13	77
Balance as of March 31, 2012	$2,005	$401	$2,406

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division.  In 2011, a school district which was a SchoolMAX client initiated the dispute resolution process under their contract. The client raised a number of issues pertaining to services and products delivered under the contract. The client also raised certain audit issues pertaining to royalties and most favored customer pricing but has apparently abandoned those claims in light of a final audit report that only questioned a total amount of approximately $42,000.  The parties participated in various mediation sessions during 2011, but they did not reach a resolution.  In April 2012, the client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract.  The client contends that those failures resulted in damages of at least $10 million.  MAXIMUS and the buyer are contesting the client’s claims.  We cannot at this time reasonably estimate the possible loss that could be incurred if the plaintiff were to prevail but we believe that we have substantial defenses. In addition, we believe that we are entitled to indemnification from the buyer of the business for the claims asserted in the arbitration notice.

Credit Facilities and Performance Bonds

The Company has a revolving credit agreement with SunTrust Bank. At March 31, 2012, the only indebtedness outstanding under this agreement was letters of credit totaling $14.0 million. The revolving credit facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of March 31, 2012.

Certain contracts require us to provide a surety bond as a guarantee of performance. At March 31, 2012 and September 30, 2011, the Company had performance bond commitments totaling $17.1 million and $16.9 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Flexible New Deal Contract Liabilities and Contingent Gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As a consequence of the termination of the Flexible New Deal, MAXIMUS incurred certain costs related to the termination of contracts, including property leases for offices which are no longer occupied by the Company but for which the Company retains responsibility for future lease payments. For properties which have been exited, the Company has recognized a liability for future lease rentals, service charges and property taxes for which they are liable, offset by anticipated future sublease rentals. The Company initially recorded a reserve of $0.5 million at September 30, 2011 to cover these liabilities which has been fully utilized at March 31, 2012.

As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the six months ended March 31, 2012, MAXIMUS received a claim of $2.7 million for revenue foregone and $1.5 million of cost recoveries, net of subcontractor expenses.

Loss contract

During the three and six month periods ended March 31, 2012, the Company recorded a gain of $2.6 million on a fixed price contract owing to changes in our estimate to complete the work and the execution of a change order. During the three and six month periods ended March 31, 2011, the Company recorded a charge of $4.2 million and $7.3 million, respectively, on the same contract. The Company has recorded a liability of $1.5 million related to the anticipated loss to be recorded on this contract. The revenue and profitability on this contract are based upon estimated costs to complete the project, which are inherently subject to risk.

12. Stock Repurchase Programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2012 and 2011, the Company repurchased 236,700 and 275,158 common shares at a cost of $8.8 million and $8.5 million, respectively.

On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program. This program authorizes the Company to repurchase, at management’s discretion, up to $125.0 million of its common stock. The resolutions also authorize the use of option exercise proceeds for the repurchases of the Company’s common stock.

As a result of stock option exercises since November 8, 2011, the amount available for future repurchases increased to $129.8 million as of March 31, 2012.

13. Recent accounting pronouncements

In May 2011, the FASB issued new guidance on fair value disclosure. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for assets or liabilities which require valuation based upon a Company’s own information and assumptions. This guidance is effective for this quarter and has resulted in additional disclosures related to our acquisition related contingent consideration.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. We will adopt this accounting standard on its effective date, which will be for all financial statements relating to periods beginning October 1, 2012. This adoption will not have any impact on our financial position or results of operations, but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date, which will be periods beginning after October 1, 2012. We do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

14. Discontinued operations

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million. At March 31, 2012, the promissory note has a current value of $3.5 million, which has been fully reserved since the disposal. The Company recorded a gain on sale of $0.1 million in the three and six month periods ended March 31, 2012. The Company continues to monitor the payments on the note but no further gains are certain at this time.

On September 30, 2010, the Company sold its ERP division. During the first half of fiscal 2011, the Company reserved an additional pre-tax loss on sale of $1.0 million owing to a dispute with the purchaser of the division. This matter was settled in the second half of fiscal 2011 for $1.7 million.

15. Subsequent Events

Acquisition of PSI Services Holding, Inc.

On April 30, 2012, the Company acquired 100% of the stock of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (collectively “PSI”). The acquisition will strengthen the Company’s business in the United States through new resources and customers as well as providing additional experience and knowledge of the health and human services markets. The purchase price was $67 million, subject to adjustment based upon PSI’s working capital on the date of acquisition. MAXIMUS paid for PSI using existing cash funds. The Company has not yet completed its allocation of the consideration to the assets acquired.

Dividend

On April 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2012, to shareholders of record on May 15, 2012.

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

On April 30, 2012, the Company completed the acquisition of PSI Holdings, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (“PSI”). The acquisition will strengthen the Company’s business in the United States through new resources and customers as well as providing additional experience and knowledge of the health and human services markets.

Industry considerations

Within the United States, fiscal pressures remain a challenge for state governments while at the same time they are also facing increasing demand for critical services from the most vulnerable members of society. The majority of states are required to balance their budgets each year and states have taken steps to more efficiently manage their social programs, including Medicaid. Since Medicaid accounts for a large portion of states’ budgets, many states have taken steps to control costs by shifting more populations to managed care, increasing co-pays, reducing provider rates, and modifying benefits. As more populations shift into managed care, demand for our administrative services and program volumes generally increases.

The situation for international governments is also challenging, with each of the areas in which MAXIMUS operates offering unique local issues in addition to general global economic factors. Both Australia and the United Kingdom have implemented measures to deal with significant debt and commitments and both have implemented welfare reform as a means to better manage resources.  Companies like MAXIMUS may benefit from the need for governments to reform certain benefits programs.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Revenue	$243,452	$227,116	$483,055	$441,230
Gross profit	$64,766	$63,066	$124,613	$119,025
Selling, general and administrative expenses	$37,959	$33,572	$70,715	$62,239
Selling, general and administrative expense as a percentage of revenue	15.6%	14.8%	14.6%	14.1%

Operating income from continuing operations excluding legal and settlement recovery	26,807	29,494	53,898	56,786

Legal and settlement recovery, net	591	—	405	—

Operating income from continuing operations	$27,398	$29,494	$54,303	$56,786
Operating margin from continuing operations percentage	11.3%	13.0%	11.2%	12.9%

Interest and other income, net	824	919	1,928	1,410

Income from continuing operations before income taxes	28,222	30,413	56,231	58,196
Provision for income taxes	14,011	11,375	24,362	21,571
Tax rate	49.6%	37.4%	43.3%	37.1%

Income from continuing operations, net of income taxes	$14,211	$19,038	$31,869	$36,625
Income (loss) from discontinued operations, net of income taxes	$62	$(819)	$108	$(924)
Net income	$14,273	$18,219	$31,977	$35,701

Basic earnings (loss) per share:
Income from continuing operations	$0.42	$0.55	$0.95	$1.06
Income (loss) from discontinued operations	—	(0.02)	—	(0.02)
Basic earnings per share	$0.42	$0.53	$0.95	$1.04

Diluted earnings (loss) per share:
Income from continuing operations	$0.41	$0.54	$0.92	$1.03
Income (loss) from discontinued operations	—	(0.03)	—	(0.02)
Diluted earnings per share	$0.41	$0.51	$0.92	$1.01

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

We discuss operating income from continuing operations excluding legal and settlement expenses and recoveries. Legal and settlement expenses and recoveries are typically driven by factors that are not consistent with other drivers of our business, and the timing and extent of both legal and settlement expenses and recoveries may have an unusual effect on our financial results. During the current year, we have received the benefit of an insurance recovery and incurred costs related to the acquisition of PSI. We believe that excluding the effects of these costs and recoveries provides a framework for assessing how the business performed excluding the effects of legal and settlement expenses and recoveries.

Constant currency revenue and operating income excluding legal and settlement expenses are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth or operating income as measures of performance.

Revenue increased 7.2%, or 6.5% on a constant currency basis, for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Revenue increased 9.5%, or 9.0% on a constant currency basis, for the six months ended March 31, 2012, compared to the same period in fiscal 2011. This growth was driven by growth in our managed care contract in Texas offset by declines in revenue notably due to the transition from the Flexible New Deal to the Work Programme contracts in the United Kingdom. The principal drivers of the changes in the Health Services and Human Services Segments are discussed in more detail below.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A has increased during the first half of 2012 due to increased business development activity, both domestically and internationally.

Legal and settlement recovery, net consists of reimbursed insurance claims, net of costs related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. The incremental costs of acquisitions, including legal fees, brokerage fees and valuation reports, are also included in this balance. During the three months ended March 31, 2012, the Company received the benefit of a $0.7 million insurance recovery related to an arbitration settlement from fiscal year 2008. This recovery was partially offset by charges incurred as a consequence of the Company’s acquisition of PSI in April 2012.

Operating income from continuing operations declined 7.1% to $27.4 million for the three months ended March 31, 2012 compared to the same period in the prior year. Excluding legal and settlement recoveries, operating income decreased 9.1% to $26.8 million, compared to the same period last year. Operating income from continuing operations decreased 4.4% to $54.3 million for the six months ended March 31, 2012 compared to the comparative period in the prior year. Excluding legal and settlement recoveries, operating income decreased 5.1% to $53.9 million, compared to the same period last year. These decreases were driven by contract life cycle in the Health Services Segment and by the transition to the new United Kingdom project in the Human Services Segment.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal 2008, offset by charges related to the deferred compensation plan and the acquisition-related contingent consideration related to DeltaWare. The balance also includes foreign exchange gains and losses, which are typically immaterial. Almost all of the income recorded represents income from interest on cash accounts in overseas jurisdictions.

The provision for income taxes in the three and six months ended March 31, 2012 was $14.0 million and $24.4 million, respectively, reflecting effective tax rates of 49.6% and 43.3%, respectively. The increase relates to changes in estimates and includes the correction of an immaterial error of $1.6 million related to prior years.

Income from continuing operations, net of income taxes, was $14.2 million, or $0.41 per diluted share, for the three months ended March 31, 2012, compared with $19.0 million, or $0.54 per diluted share, for the same period in fiscal year 2011. For the six month periods ended March 31, 2012 and 2011, income from continuing operations, net of income taxes was $31.9 million and $36.6 million, or $0.92 and $1.03 per diluted share, respectively.

Health Services

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2012	2011	2012	2011

Revenue	$161,170	$137,779	$319,213	$267,790
Gross profit	41,137	38,320	77,136	72,597
Operating income	18,202	19,352	34,985	38,175

Operating margin percentage	11.3%	14.0%	11.0%	14.3%

Revenue increased by 17.0%, or 17.2% on a constant currency basis, for the three months ended March 31, 2012, compared to the same period in fiscal year 2011. Revenue increased by 19.2%, or 19.4% on a constant currency basis, for the six months ended March 31, 2012, compared to the same period in fiscal year 2011. Growth in revenue was principally driven by our contracts in Texas which benefitted from the growth of managed care as well as other organic growth. Operating income growth did not increase in line with revenue growth as the Texas contract operates at lower margins than other work. Operating profit was also adversely affected by new programs that are in the first year of the business cycle as well as some recently rebid programs.

Human Services

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2012	2011	2012	2011

Revenue	$82,282	$89,337	$163,842	$173,440
Gross profit	23,629	24,746	47,477	46,428
Operating income	8,605	10,123	18,913	18,626

Operating margin percentage	10.5%	11.3%	11.5%	10.7%

Revenues declined 7.9% and 5.5% for the three and six month periods ended March 31, 2012, compared to the same periods in fiscal year 2011. On a constant currency basis, revenue would have declined 9.9% and 7.1%, respectively. Results in the Human Services Segment were affected by the transition from the United Kingdom’s “Flexible New Deal” contract, which was operational in fiscal year 2011, to the “Work Programme” contract which was operational in fiscal year 2012. The revenues for the Work Programme were lower than the “Flexible New Deal” by $6.4 million and by $15.0 million for the three and six months ended March 31, 2012 compared to the prior period. This decline was anticipated and reflected the ramp-up of the Work Programme and the new payment structure, where payments are made based upon achieving the required employment outcomes. These declines were offset in the six months ended March 31, 2012 by $2.7 million in termination payments related to the Flexible New Deal received in November 2011. Operating income declined to $8.6 million in the three month period ended March 31, 2012, compared with $10.1 million in the comparable quarter of fiscal 2011. This decline was principally driven by the United Kingdom contract, offset by a benefit of $2.6 million related to changes in estimate and a change order on a fixed-price contract. During the three months ended March 31, 2011, the same fixed-price contract had recorded a charge of $4.2 million. For the six months ended March 31, 2012, operating income increased to $18.9 million from $18.6 million in the comparative period. The fiscal 2011 period had been adversely affected by the fixed-price contract charge of $7.3 million, whereas the 2012 fiscal year has the benefit of the $2.6 million noted above, offset by the adverse effect of the United Kingdom contract.

Discontinued operations

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million. At March 31, 2012, the promissory note has a current value of $3.5 million, which has been fully reserved since the disposal. The Company recorded a gain on sale of $0.1 million in the three and six month periods ended March 31, 2012. The Company continues to monitor the payments on the note but no further gains are certain at this time.

On September 30, 2010, the Company sold its ERP division. During the first half of fiscal 2011, the Company reserved an additional pre-tax loss on sale of $1.0 million owing to a dispute with the purchaser of the division. This matter was settled in the second half of fiscal 2011 for $1.7 million

Liquidity and Capital Resources

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

At March 31, 2012, the Company held $229.5 million in cash and cash equivalents. Approximately 50% of these funds are held in overseas locations. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions as well as the manner and timing in which MAXIMUS would make these transactions. In addition to these cash balances, the Company had access to an additional $21.0 million from a credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions. The Company has also utilized a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada. These funds must be used for certain investment projects within Prince Edward Island.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At March 31, 2012, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

As noted above, the Company’s acquisition of PSI in April 2012 resulted in a cash payment of $67 million. The funds utilized in this acquisition came from cash based in the United States. The acquisition of PSI will also require up to $6.7 million of letters of credit, which will reduce the Company’s available credit by a corresponding amount.

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2012	2011

Net cash provided by (used in):
Operating activities — continuing operations	$69,038	$36,386
Operating activities — discontinued operations	—	(951)
Investing activities — continuing operations	(5,896)	(10,336)
Financing activities — continuing operations	(11,613)	(971)
Effect of exchange rate changes on cash and cash equivalents	5,058	3,706
Net increase in cash and cash equivalents	$56,587	$27,834

Cash provided by operating activities from continuing operations for the six months ended March 31, 2012 was $69.0 million, compared with $36.4 million in the same period in fiscal year 2011. The increase of $32.6 million was principally driven by increased cash receipts of $71.2 million, offset by increased operating payments of $49.5 million, a net cash inflow of $21.7 million.  This net increase reflects increased work, improved cash collections and cash payments up front in certain projects. The Company’s tax payments also declined by $8 million year-over-year, owing to overpayments in prior years.

Cash used in operating activities from discontinued operations for the six months ended March 31, 2011 was $1.0 million. Upon the sale of the Company’s ERP division in fiscal 2010, certain liabilities related to accounts payable and payroll had not been settled and were made by the Company in October 2010.

Cash used in investing activities from continuing operations for the six months ended March 31, 2012 was $5.9 million, compared to $10.3 million for the same period in fiscal year 2011. The decline is caused by the completion of capital software projects in the United States in 2011 as well as the receipt of $2.5 million from the sale of businesses.

Cash used in financing activities from continuing operations for the six months ended March 31, 2012 was $11.6 million, compared to $1.0 million for the same period in fiscal year 2011. The principal driver of the $10.6 million increase was a reduction of $6.3 million of funds received from employee stock transactions. In the first half of fiscal 2011, 475,000 stock options were exercised, compared with 300,000 in the first half of fiscal 2012. The balance of the decline was caused by an increase of $1.4 million in dividend payments caused by an increase in the Company’s dividend and $1.3 million of additional payments for share repurchases of common stock.

The Company’s cash balance increased by $5.1 million in the six-month period ended March 31, 2012 owing to foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Six Months Ended March 31,
(dollars in thousands)	2012	2011

Cash provided by operating activities — continuing operations	$69,038	$36,386
Purchases of property and equipment	(6,576)	(6,464)
Capitalized software costs	(1,832)	(3,872)
Free cash flow from continuing operations	$60,630	$26,050

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of the Company’s common stock. At March 31, 2012, $129.8 million is available for future stock repurchases. Under earlier repurchase plans, the Company repurchased 236,700 and 275,158 common shares at a cost of $8.8 million and $8.5 million, during the six month periods ended March 31, 2012 and 2011, respectively.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At March 31, 2012, the Company had letters of credit totaling $14.0 million and performance bond commitments totaling $17.1 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On April 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2012, to shareholders of record on May 15, 2012.

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

During the three months ended March 31, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Item 4.                          Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division.  In 2011, a school district which was a SchoolMAX client initiated the dispute resolution process under their contract. The client raised a number of issues pertaining to services and products delivered under the contract. The client also raised certain audit issues pertaining to royalties and most favored customer pricing but has apparently abandoned those claims in light of a final audit report that only questioned a total amount of approximately $42,000.  The parties participated in various mediation sessions during 2011, but they did not reach a resolution.  In April 2012, the client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract.  The client contends that those failures resulted in damages of at least $10 million.  MAXIMUS and the buyer are contesting the client’s claims.  We cannot at this time reasonably estimate the possible loss that could be incurred if the plaintiff were to prevail but we believe that we have substantial defenses. In addition, we believe that we are entitled to indemnification from the buyer of the business for the claims asserted in the arbitration notice.

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

The Company did not repurchase any common stock during the three months ended March 31, 2012.

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

MAXIMUS, INC.

Date: May 4, 2012	By:	/s/ David N. Walker
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Filed electronically herewith.