Form 10-Q
period 2012-06-30
MAXIMUS INC
filed 2012-08-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

Commission File Number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1891 Metro Center Drive
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

As of July 31, 2012, there were 34,050,250 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	$266,353	$238,296	$749,408	$679,526
Cost of revenue	187,652	171,897	546,094	494,102
Gross profit	78,701	66,399	203,314	185,424
Selling, general and administrative expenses	43,877	35,259	114,592	97,498
Acquisition-related expenses	1,877	—	2,110	—
Legal and settlement expense (recoveries), net	(352)	361	(990)	361
Operating income from continuing operations	33,299	30,779	87,602	87,565
Interest and other income, net	1,164	961	3,092	2,371
Income from continuing operations before income taxes	34,463	31,740	90,694	89,936
Provision for income taxes	13,987	11,780	38,349	33,351
Income from continuing operations	20,476	19,960	52,345	56,585

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(65)	—	(330)
Gain (loss) on disposal	9	(3)	117	(662)
Income (loss) from discontinued operations	9	(68)	117	(992)

Net income	$20,485	$19,892	$52,462	$55,593

Basic earnings (loss) per share:
Income from continuing operations	$0.60	$0.58	$1.55	$1.64
Income (loss) from discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share	$0.60	$0.57	$1.55	$1.61

Diluted earnings (loss) per share:
Income from continuing operations	$0.59	$0.56	$1.51	$1.59
Income (loss) from discontinued operations	—	—	—	(0.03)
Diluted earnings per share	$0.59	$0.56	$1.51	$1.56

Dividends paid per share	$0.09	$0.075	$0.27	$0.21
Dividends declared per share	$0.09	$0.165	$0.27	$0.30

Weighted average shares outstanding:
Basic	33,973	34,708	33,807	34,496
Diluted	34,868	35,803	34,720	35,612

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,900	$172,950
Restricted cash	11,930	4,839
Accounts receivable — billed, net of reserves of $4,580 and $3,265	157,795	146,900
Accounts receivable — unbilled	12,385	7,170
Prepaid income taxes	3,258	12,959
Deferred income taxes	23,916	19,256
Prepaid expenses and other current assets	39,266	27,202
Total current assets	417,450	391,276

Property and equipment, net	57,227	51,740
Capitalized software, net	26,140	26,616
Goodwill	104,697	71,323
Intangible assets, net	27,050	5,651
Deferred contract costs, net	6,717	8,020
Deferred income taxes	789	732
Deferred compensation plan assets	8,803	8,004
Other assets, net	2,713	1,917
Total assets	$651,586	$565,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,755	$55,470
Accrued compensation and benefits	47,769	47,748
Deferred revenue	62,619	47,902
Current portion of long-term debt	171	42
Acquisition-related contingent consideration	1,951	1,840
Income taxes payable	5,418	5,104
Other accrued liabilities	6,942	5,787
Total current liabilities	185,625	163,893
Deferred revenue, less current portion	5,021	2,575
Long-term debt	1,538	1,654
Acquisition-related contingent consideration, less current portion	390	388
Income taxes payable, less current portion	1,387	1,484
Deferred income taxes	16,798	11,945
Deferred compensation plan liabilities, less current portion	11,128	8,883
Total liabilities	221,887	190,822

Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,515 and 56,018 shares issued and 34,050 and 33,793 shares outstanding at June 30, 2012 and September 30, 2011, at stated amount, respectively	395,441	377,579
Treasury stock, at cost; 22,465 and 22,225 shares at June 30, 2012 and September 30, 2011, respectively	(425,791)	(416,850)
Accumulated other comprehensive income	15,949	12,480
Retained earnings	444,100	401,248
Total shareholders’ equity	429,699	374,457
Total liabilities and shareholders’ equity	$651,586	$565,279

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$52,462	$55,593
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(117)	992
Depreciation and amortization	18,513	16,479
Deferred income taxes	(4,628)	372
Non-cash equity based compensation	8,841	6,936

Change in assets and liabilities:
Accounts receivable — billed	7,084	10,887
Accounts receivable — unbilled	218	859
Prepaid expenses and other current assets	(8,245)	1,889
Deferred contract costs	1,319	(1,849)
Accounts payable	(3,274)	7,460
Accrued compensation and benefits	(4,020)	(506)
Deferred revenue	11,161	(13,975)
Income taxes	9,541	(13,217)
Other assets and liabilities	(3,794)	(1,435)
Cash provided by operating activities — continuing operations	85,061	70,485
Cash used in operating activities — discontinued operations	—	(1,086)
Cash provided by operating activities	85,061	69,399

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(66,000)	—
Proceeds from sale of discontinued operations	2,240	—
Proceeds from note receivable	299	65
Purchases of property and equipment	(11,884)	(10,963)
Capitalized software costs	(2,850)	(5,693)
Cash used in investing activities — continuing operations	(78,195)	(16,591)
Cash used in investing activities — discontinued operations	—	—
Cash used in investing activities	(78,195)	(16,591)

Cash flows from financing activities:
Employee stock transactions	1,966	9,050
Repurchases of common stock	(9,889)	(16,974)
Tax benefit due to option exercises and restricted stock units vesting	3,475	5,227
Issuance of long-term debt	—	304
Cash dividends paid	(9,117)	(7,241)
Cash used in financing activities — continuing operations	(13,565)	(9,634)
Cash used in financing activities — discontinued operations	—	—
Cash used in financing activities	(13,565)	(9,634)

Effect of exchange rate changes on cash and cash equivalents	2,649	5,521

Net increase in cash and cash equivalents	(4,050)	48,695

Cash and cash equivalents, beginning of period	172,950	155,321

Cash and cash equivalents, end of period	$168,900	$204,016

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2012 and 2011

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

2. Acquisition

On April 30, 2012 (the acquisition date), the Company acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (PSI). The final cash consideration will be based upon a mutually-agreed assessment of the balance sheet at the acquisition date and is currently estimated to be $64.2 million.

PSI supports clients in the administration of a number of health and human services programs exclusively within the United States. MAXIMUS acquired PSI, among other reasons, to strengthen its leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into the Company’s Health Services and Human Services segments.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below and represent management’s best estimates (in thousands).  Management is still in the process of completing certain assessments of fair value of these assets and liabilities including the intangible assets, deferred revenue and income tax assets and liabilities.

Purchase consideration, net of cash acquired	$64,228

Accounts receivable and unbilled receivables	$22,875
Other current assets	12,156
Property and equipment	6,411
Other assets	1,332
Intangible assets	22,883
Total identifiable assets acquired	65,657

Accounts payable and other liabilities	20,845
Deferred revenue	5,752
Deferred taxes	7,537
Total liabilities assumed	34,134

Net identifiable assets acquired	31,523

Goodwill	32,705
Net assets acquired	$64,228

The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Company’s two segments, Health Services and Human Services, based upon the respective valuations of the businesses. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

Included in the preliminary purchase price allocation are deferred taxes related to a net operating loss carryforward.

The preliminary valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Customer relationships	7-8 years	$17,200
Tradename	5 years	3,900
Technology-based intangible assets	1-5 years	1,783
Total intangible assets		$22,883

The total weighted average amortization period is 6.8 years.

Our consolidated statement of operations includes $23.3 million of revenue and $1.8 million of operating income for the three month and nine month periods ended June 30, 2012 generated by the acquired PSI business.

The following table presents the results for the Company for the three months and nine months ended June 30, 2012 and 2011 as though the acquisition of PSI had occurred on October 1, 2010. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of the Company if the acquisition had taken place at this time. The pro forma results presented include acquisition related costs, amortization charges for acquired intangible assets, adjustments to lease expenses, elimination of intercompany transactions, adjustments to interest and other expenses and related tax effects. The pro forma results in 2011 include costs directly related to the acquisition, including severance costs, which were incurred by the Company after the acquisition date.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	$278,158	$272,696	$831,440	$780,833
Income from continuing operations	21,589	21,204	55,157	57,620

3. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2012	% (1)	2011	% (1)	2012	% (1)	2011	% (1)

Revenue:
Health Services	$170,403	100%	$141,788	100%	$489,616	100%	$409,578	100%
Human Services	95,950	100%	96,508	100%	259,792	100%	269,948	100%
Total	266,353	100%	238,296	100%	749,408	100%	679,526	100%

Gross Profit:
Health services	50,787	30%	35,459	25%	127,923	26%	108,056	26%
Human Services	27,914	29%	30,940	32%	75,391	29%	77,368	29%
Total	78,701	30%	66,399	28%	203,314	27%	185,424	27%

Selling, general, and administrative expense:
Health Services	25,135	15%	19,536	14%	67,286	14%	53,958	13%
Human Services	18,727	20%	16,032	17%	47,291	18%	43,834	16%
Corporate/Other	15	NM	(309)	NM	15	NM	(294)	NM
Total	43,877	16%	35,259	15%	114,592	15%	97,498	14%

Operating income from continuing operations:
Health services	25,652	15%	15,923	11%	60,637	12%	54,098	13%
Human Services	9,187	10%	14,908	15%	28,100	11%	33,534	12%
Corporate/Other	(15)	NM	309	NM	(15)	NM	294	NM
Subtotal: Segment Operating Income	34,824	13%	31,140	13%	88,722	12%	87,926	13%
Acquisition-related expenses	(1,877)	NM	—	NM	(2,110)	NM	—	NM
Legal and settlement recoveries (expense), net	352	NM	(361)	NM	990	NM	(361)	NM
Total	$33,299	13%	$30,779	13%	$87,602	12%	$87,565	13%

(1)           % of respective segment revenue. Changes not considered meaningful are marked “NM”.

4. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$20,476	$19,960	$52,345	$56,585
Income (loss) from discontinued operations	9	(68)	117	(992)
Net income	$20,485	$19,892	$52,462	$55,593

Denominator:
Basic weighted average shares outstanding	33,973	34,708	33,807	34,496

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	895	1,095	913	1,116
Denominator for diluted earnings (loss) per share	34,868	35,803	34,720	35,612

5. Comprehensive Income

Comprehensive income comprises net income plus changes in cumulative foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three months Ended June 30,		Nine months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$20,485	$19,892	$52,462	$55,593
Foreign currency translation adjustments	(4,120)	2,236	3,469	8,624
Comprehensive income	$16,365	$22,128	$55,931	$64,217

6. Acquisition-related expenses and legal and settlement expense (recoveries), net

Acquisition-related expenses are direct costs incurred as a consequence of the acquisition of PSI and include legal fees, brokerage fees, due diligence, valuation reports, contract terminations and severance.

Legal and settlement expense, net consists of significant legal settlements and non-routine matters, including probable future legal costs estimated to be incurred in connection with those matters, net of reimbursed insurance claims. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.

The following table sets forth the matters that represent legal and settlement costs (recoveries), net:

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Insurance recoveries	$(445)	$—	$(1,181)	$—
Other	93	361	191	361
Total	$(352)	$361	$(990)	$361

The insurance recoveries relate to a litigation settlement in fiscal 2008.

7. Income Taxes

During the nine month period ended June 30, 2012, the Company recorded a discrete tax charge of $3.0 million. The charge relates to changes in the estimated blended state tax rate and includes the correction of an error of $1.6 million. The Company does not believe this correction is material to its consolidated financial statements.

8. Property & Equipment

Property and equipment, at cost, consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Land	$1,800	$1,800
Building and improvements	11,533	11,485
Office furniture and equipment	109,176	94,558
Leasehold improvements	12,153	9,798
Property and equipment, gross	134,662	117,641
Less: Accumulated depreciation and amortization	(77,435)	(65,901)
Total property and equipment, net	$57,227	$51,740

9. Software development costs

Software development costs consist of the following (in thousands):

	June 30, 2012	September 30, 2011
Capitalized software development costs	$44,005	$40,798
Less: Accumulated amortization	(17,865)	(14,182)
Total Software development costs, net	$26,140	$26,616

10. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2012 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2011	$43,242	$28,081	$71,323
Acquisition of PSI	22,223	10,482	32,705
Foreign currency translation	57	612	669
Balance as of June 30, 2012	$65,522	$39,175	$104,697

The following table sets forth the components of intangible assets (in thousands):

	As of June 30, 2012			As of September 30, 2011
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer relationships	$20,672	$2,326	$18,346	$3,454	$1,513	$1,941
Technology-based intangible assets	8,954	4,593	4,361	7,146	4,097	3,049
Trademark	4,524	279	4,245	620	102	518
Non-compete arrangements	244	146	98	242	99	143
Total	$34,394	$7,344	$27,050	$11,462	$5,811	$5,651

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.6 years, comprising 4.9 years for technology-based intangible assets, 7.3 years for customer contracts and relationships, 5.1 years for the trademark, and 1.6 years for non-compete arrangements. Amortization expense for the three and nine months ended June 30, 2012 was $0.8 million and $1.4 million. Future amortization expense is estimated as follows (in thousands):

Three months ended September 30, 2012	$1,276
Year ended September 30, 2013	4,918
Year ended September 30, 2014	3,894
Year ended September 30, 2015	3,873
Year ended September 30, 2016	3,873
Year ended September 30, 2017	3,481
Thereafter	5,735
Total	$27,050

11. Acquisition-related contingent consideration

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

The Company must pay the former owners of DeltaWare the sum of two million Canadian Dollars ($2 million) in the event that certain profitability targets are reached. The Company believes that these targets have been reached and that payment will be made subject to completion of audit procedures and other administrative matters, which we expect to conclude shortly. This balance is shown as a current liability. The Company recorded charges of $0.1 million and $0.2 million during the nine month periods ended June 30, 2012 and 2011, respectively, with respect to this balance.

The Company must also pay the former owners of DeltaWare up to four million Canadian Dollars ($4.0 million) based upon the Company making sales of DeltaWare’s products in particular geographic markets prior to December 2016. The Company has recorded a long-term liability of $0.4 million which represents the payment that management assesses will likely be paid. In the event that such sales are anticipated by the Company, this could result in an increase to this liability based upon the size and location of the sales. No such sales have been made to date and the likelihood of future sales between this time and December 2016 is considered low. Management reviews the likelihood of future sales on a quarterly basis and, to the extent that sales opportunities are identified, proposals submitted or contracts won, the Company updates its probability weighted assessment of payment. Changes in this assessment will result in an expense or credit. The contingent consideration payable for any single contract signed would be based upon the population of the area served but would be capped at one million Canadian Dollars per sale.

The effect of the contingent consideration on the financial statements is summarized below (in thousands):

	Acquisition-related contingent consideration
	Current portion	Long-term portion	Total
Balance as of September 30, 2011	$1,840	$388	$2,228
Additional estimated consideration	101	—	101
Foreign currency translation	10	2	12
Balance as of June 30, 2012	$1,951	$390	$2,341

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

Credit Facilities and Performance Bonds

The Company has a revolving credit agreement with SunTrust Bank. At June 30, 2012, the only indebtedness outstanding under this agreement was letters of credit totaling $18.5 million. The revolving credit facility contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2012.

Certain contracts require us to provide a surety bond as a guarantee of performance. At June 30, 2012 and September 30, 2011, the Company had performance bond commitments totaling $25.4 million and $16.9 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Flexible New Deal Contract Liabilities and Contingent Gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As a consequence of the termination of the Flexible New Deal, MAXIMUS incurred certain costs related to the termination of leases, including property leases for offices which are no longer occupied by the Company but for which the Company then retained responsibility for future lease payments. For properties which were exited, the Company recognized a liability for future lease rentals, service charges and property taxes for which it was liable, offset by anticipated future sublease rentals. The Company initially recorded a reserve of $0.5 million at September 30, 2011 to cover these liabilities, which reserve has been fully utilized at June 30, 2012.

As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the nine months ended June 30, 2012, MAXIMUS received a payment of $2.7 million for revenue foregone and $1.7 million of cost recoveries, net of subcontractor expenses.

Contracts

During the three and nine month periods ended June 30, 2012, the Company recorded gains of $4.4 million and $6.8 million, respectively, on a fixed price contract owing to changes in our estimate to complete the work and the execution of a change order. During the nine month periods ended June 30, 2011, the Company recorded a charge of $7.3 million on the same contract. As a consequence of this change order, the Company has no further liabilities relating to anticipated losses on this contract.

During the three and nine month periods ended June 30, 2012, the Company signed an amendment on a significant Health Services contract. As a consequence, the Company recognized additional revenue in the period of $10.2 million.

13. Stock Repurchase Programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. The resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2012 and 2011, the Company repurchased 240,200 and 513,758 common shares at a cost of $8.9 million and $17.9 million, respectively.

On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program. This program authorizes the Company to repurchase, at management’s discretion, up to $125.0 million of its common stock. The resolutions also authorize the use of option exercise proceeds for the repurchases of the Company’s common stock.

As a result of stock option exercises since November 8, 2011, the amount available for future repurchases increased to $131.2 million as of June 30, 2012.

14. Recent accounting pronouncements

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

15. Discontinued operations

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million. The Company recorded a gain on sale of $0.2 million in the nine month periods ended June 30, 2012. The Company continues to monitor the payments on the note but no further gains are certain at this time.

On September 30, 2010, the Company sold its ERP division. During the nine months ended June 30, 2011, the Company reserved an additional pre-tax loss on sale of $1.0 million owing to a dispute with the purchaser of the division. This matter was settled in the fourth quarter of fiscal 2011 for $1.7 million.

16. Subsequent Events

Dividend

On July 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2012, to shareholders of record on August 15, 2012.

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

Business Overview

We provide business process outsourcing services to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs such as Medicaid, the Children’s Health Insurance Program (CHIP), health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our expertise, experience and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to program beneficiaries.

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

On April 30, 2012, the Company completed the acquisition of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (“PSI”). PSI operations are consistent with and will be integrated into our core Health Services and Human Services segments. The acquisition will strengthen the Company’s business in the United States through new resources and customers as well as providing additional experience and knowledge of the health and human services markets.

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

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Revenue	$266,353	$238,296	$749,408	$679,526
Gross profit	$78,701	$66,399	$203,314	$185,424
Selling, general and administrative expenses	$43,877	$35,259	$114,592	$97,498
Selling, general and administrative expense as a percentage of revenue	16.5%	14.8%	15.3%	14.3%

Operating income from continuing operations excluding acquisition-related expenses and legal and settlement expense	34,824	31,140	88,722	87,926

Acquisition-related expenses and legal and settlement expense	1,525	361	1,120	361

Operating income from continuing operations	$33,299	$30,779	$87,602	$87,565
Operating margin from continuing operations percentage	12.5%	12.9%	11.7%	12.9%

Interest and other income, net	1,164	961	3,092	2,371

Income from continuing operations before income taxes	34,463	31,740	90,694	89,936
Provision for income taxes	13,987	11,780	38,349	33,351
Tax rate	40.6%	37.1%	42.3%	37.1%

Income from continuing operations, net of income taxes	$20,476	$19,960	$52,345	$56,585
Income (loss) from discontinued operations, net of income taxes	$9	$(68)	$117	$(992)
Net income	$20,485	$19,892	$52,462	$55,593

Basic earnings (loss) per share:
Income from continuing operations	$0.60	$0.58	$1.55	$1.64
Income (loss) from discontinued operations	—	(0.01)	—	(0.03)
Basic earnings per share	$0.60	$0.57	$1.55	$1.61

Diluted earnings (loss) per share:
Income from continuing operations	$0.59	$0.56	$1.51	$1.59
Income (loss) from discontinued operations	—	—	—	(0.03)
Diluted earnings per share	$0.59	$0.56	$1.51	$1.56

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide constant currency information, revenue from foreign operations is converted into United States dollars using average exchange rates from the previous fiscal year.

Following the Company’s acquisition of PSI, the results of PSI are included in the financial results of the Company for the period after April 30, 2012. Revenue of $23.3 million and operating income before acquisition-related expenses and legal and settlement expenses of $1.8 million were recorded related to PSI in the three and nine month periods ended June 30, 2012. We provide organic revenue growth information to provide a framework for assessing how our business performed excluding the effects of acquisitions. To provide organic growth information, revenue in the prior year is compared to the current year without PSI revenues.

We discuss operating income from continuing operations excluding acquisition-related expenses and legal and settlement expenses and recoveries. Acquisition-related expenses relate to costs incurred directly as a consequence of the acquisition of PSI. Legal and settlement expenses and recoveries are typically driven by factors that are not consistent with other drivers of our business, and the timing and extent of both legal and settlement expenses and recoveries may have an unusual effect on our financial results. During the current year, we have received the benefit of an insurance recovery. We believe that excluding the effects of these costs and recoveries provides a framework for better assessing the comparability of how the business performed between periods.

Constant currency revenue, organic growth and operating income excluding legal and settlement expenses are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth or operating income as measures of performance.

Revenue increased 11.8%, or 13.1% on a constant currency basis, for the three months ended June 30, 2012, compared to the same period in fiscal 2011. Revenue increased 10.3%, or 10.4% on a constant currency basis, for the nine months ended June 30, 2012, compared to the same period in fiscal 2011. Organic growth for the three months and nine months ended June 30, 2012 was 2.0% and 6.8% respectively. Revenue during the third quarter of fiscal 2012 included the results of PSI from the acquisition date, which contributed $23.3 million. The organic growth was driven by the Health Services segment offset by declines in revenue from the Human Services segment. The principal drivers of the changes in the Health Services and Human Services Segments are discussed in more detail below.

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

Acquisition-related expenses are direct costs incurred as a consequence of the acquisition of PSI and include legal fees, brokerage fees, due diligence, valuation reports, contract terminations related to redundant support services and severance. During the three and nine month periods ended June 30, 2012, the Company incurred $1.9 million and $2.1 million, respectively, of these costs. Legal and settlement costs and recoveries consist of significant legal settlements and non-routine matters, including probable future legal costs estimated to be incurred in connection with those matters, net of reimbursed insurance claims. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. During the three and nine months ended June 30, 2012, the Company received insurance recoveries of $0.4 million and $1.2 million, respectively.

Operating income from continuing operations increased 8.2% to $33.3 million for the three months ended June 30, 2012 compared to the same period in the prior year. Excluding acquisition-related expenses and legal and settlement costs and recoveries, operating income increased 11.8% to $34.8 million, compared to the same period last year. Operating income from continuing operations for the nine months ended June 30, 2012 was consistent with that of the comparative period in the prior year. Excluding acquisition-related expenses and legal and settlement costs and recoveries, operating income increased 0.9% to $88.7 million, compared to the same period last year. These increases were driven by the Health Services segment, offset by lower income from the Human Services Segment. The segment drivers are discussed in more detail below.

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

The provision for income taxes in the three and nine months ended June 30, 2012 was $14.0 million and $38.3 million, respectively, reflecting tax rates of 40.6% and 42.3%, respectively. These rates are higher than those in previous years owing to changes in our mix of income, with more income being earned in jurisdictions which carry a higher tax charge, as well as an error of $1.6 million which was recorded in the quarter ended March 31, 2012.

Income from continuing operations, net of income taxes, was $20.5 million, or $0.59 per diluted share, for the three months ended June 30, 2012, compared with $20.0 million, or $0.56 per diluted share, for the same period in fiscal year 2011. For the nine month periods ended June 30, 2012 and 2011, income from continuing operations, net of income taxes was $52.3 million and $56.6 million, or $1.51 and $1.59 per diluted share, respectively.

Health Services

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Revenue	$170,403	$141,788	$489,616	$409,578
Gross profit	50,787	35,459	127,923	108,056
Operating income	25,652	15,923	60,637	54,098

Operating margin percentage	15.1%	11.2%	12.4%	13.2%

Revenue increased by 20.2%, or 20.7% on a constant currency basis, for the three months ended June 30, 2012, compared to the same period in fiscal year 2011. Organic growth, excluding PSI, was 13.9%. For the three months ended June 30, 2012, Health Services benefitted from $10.2 million of additional revenue and operating income related to a contract amendment.

Revenue increased by 19.5%, or 19.8% on a constant currency basis, for the nine months ended June 30, 2012, compared to the same period in fiscal year 2011. Organic growth, excluding PSI, was 17.4%. For the nine month period ended June 30, 2012, organic growth was driven by expansion of Medicaid managed care, primarily in Texas. The expansion of work in Texas is cost-reimbursable and operates at lower margins than that of our other work which is the largest contributor to the operating margin decline compared to the comparative period.

Human Services

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Revenue	$95,950	$96,508	$259,792	$269,948
Gross profit	27,914	30,940	75,391	77,368
Operating income	9,187	14,908	28,100	33,534

Operating margin percentage	9.6%	15.4%	10.8%	12.4%

Revenue declined by 0.6% for the three months ended June 30, 2012, compared to the same period in fiscal year 2011. This decline was caused in part by adverse foreign exchange fluctuations as, on a constant currency basis, revenues would have increased 1.9%. Excluding the benefit of PSI, revenue declined 15.6%. The decline in organic revenue was principally driven by the transition from the United Kingdom’s “Flexible New Deal” contract, which was in operation during the first nine months of fiscal 2011, to the “Work Programme”, which commenced in late fiscal 2011. This decline was anticipated and reflects the payment structure of the Work Programme where a greater share of the revenues is earned in placing individuals in sustained employment. Segment results were also tempered by operations in Australia due to the completion of short-term government projects which concluded earlier in the year, lower caseload volumes and unfavorable foreign exchange rates. The Work Programme, lower revenue in Australia and unfavorable foreign exchange rates was responsible for the decline in Human Services operating income, offset by contributions from the PSI acquisition.

Revenue declined by 3.8%, or 3.9% on a constant currency basis, for the nine months ended June 30, 2012, compared to the same period in fiscal year 2011. Excluding the benefit of PSI, revenue declined 9.1%. This decline was principally driven by the transition to the Work Programme noted above. The decline in operating income was driven by the United Kingdom contract offset by the acquisition of PSI and the benefit of $6.8 million related to changes in estimates on a fixed price contract. During the nine months ended June 30, 2011, the same contract had recorded charges of $7.3 million.

Discontinued operations

The Company has recorded gains on disposal in the three and nine months ended June 30, 2012. These principally relate to the sale of the Company’s UNISON subsidiary in 2008, the terms of which included a promissory note of $6.4 million. The Company continues to monitor the payments on the note but no further gains are certain at this time.

The Company reported losses in discontinued operations in the three and nine months ended June 30, 2011. These charges related to the sale of the Company’s ERP division in 2010 and included a pre-tax loss on sale of $1.0 million which the Company recorded owing to a dispute with the purchaser. This dispute was resolved in September 2011 for a total charge of $1.7 million.

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

At June 30, 2012, the Company held $168.9 million in cash and cash equivalents. Approximately 70% of these funds are held in overseas locations. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions as well as the manner and timing in which MAXIMUS would make these transactions. In addition to these cash balances, the Company had access to an additional $19.5 million from a credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions.

The Company currently has no debt, with the exception of a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada. These funds must be used for certain investment projects within Prince Edward Island. In addition to this, certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At June 30, 2012, the Company had letters of credit totaling $18.5 million and performance bond commitments totaling $25.4 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At June 30, 2012, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

The Company’s acquisition of PSI in April 2012 resulted in a net cash payment to the sellers of $66 million. In addition, the Company incurred approximately $2.1 million of expenses directly attributable to the acquisition, including the costs of third-party due diligence, integration, severance and contract termination charges. The funds utilized in this acquisition came from cash based in the United States.

Cash Flows

	Nine Months Ended June 30,
(dollars in thousands)	2012	2011

Net cash provided by (used in):
Operating activities — continuing operations	$85,061	$70,485
Operating activities — discontinued operations	—	(1,086)
Investing activities — continuing operations	(78,195)	(16,591)
Financing activities — continuing operations	(13,565)	(9,634)
Effect of exchange rate changes on cash and cash equivalents	2,649	5,521
Net increase (decrease) in cash and cash equivalents	$(4,050)	$48,695

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2012 was $85.1 million, compared with $70.5 million in the same period in fiscal year 2011. The increase in net cash flows was driven by a decrease in payments to tax authorities period-over-period. Excluding the effect of taxation, the Company received $90.6 million in additional payments from customers driven by increased revenues and the timing of deferred revenue receipts, offset by an increase of $88.7 million in payments driven by similar factors.

Cash used in operating activities from discontinued operations for the nine months ended June 30, 2011 was $1.1 million. Upon the sale of the Company’s ERP division in fiscal 2010, certain liabilities related to accounts payable and payroll had not been settled and were made by the Company in October 2010.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2012 was $78.2 million, compared to $16.6 million for the same period in fiscal year 2011. The cash flows in fiscal 2012 include the initial payment of $66 million for the acquisition of PSI, offset by cash receipts of $2.5 million from the sale of businesses in 2010 and 2008. Cash outflows related to software costs also declined period-over-period owing to the completion of a number of capital software projects in the United States in 2011.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2012 was $13.6 million, compared to $9.6 million for the same period in fiscal year 2011. The principal driver of the $4.0 million increase was a reduction of $7.1 million of funds received from employee stock transactions and an increase in the Company’s dividends paid of $1.9 million, offset by a $7.1 million decline in funds utilized to buy back the Company’s common stock. The decline in employee stock transactions is driven by the expiry of many of the Company’s stock options, which have not been issued to employees since 2008. The increase in the dividend payment reflects the increase in the dividend per share from six cents per share to nine cents per share between the first and fourth quarters of fiscal 2011.

The Company’s cash balance increased by $2.6 million in the nine-month period ended June 30, 2012 owing to foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the Australian Dollar against the United States Dollar.

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

	Nine Months Ended June 30,
(dollars in thousands)	2012	2011

Cash provided by operating activities — continuing operations	$85,061	$70,485
Purchases of property and equipment	(11,884)	(10,963)
Capitalized software costs	(2,850)	(5,693)
Free cash flow from continuing operations	$70,327	$53,829

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of the Company’s common stock. At June 30, 2012, $131.2 million is available for future stock repurchases. Under earlier repurchase plans, the Company repurchased 240,200 and 513,758 common shares at a cost of $8.9 million and $17.9 million, during the nine month periods ended June 30, 2012 and 2011, respectively.

Dividend

On July 6, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on August 31, 2012, to shareholders of record on August 15, 2012.

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

During the three and nine months ended June 30, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

(b)                                 Changes in Internal Control over Financial Reporting

Following the acquisition of PSI on April 30, 2012, the Company has commenced the process of aligning the control processes of PSI to MAXIMUS’ existing control environment. The key processes were substantially aligned by July 2012.

With the exception of the above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2012 — Apr. 30, 2012	3,500	$40.00	3,500	$129,648

May 1, 2012 — May 31, 2012	—	—	—	$130,112

Jun. 1, 2012 — Jun. 30, 2012	—	—	—	$131,243

Total	3,500	$40.00	3,500

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

MAXIMUS, INC.

Date: August 8, 2012	By:	/s/ David N. Walker
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Filed electronically herewith.