Form 10-K
period 2012-09-30
MAXIMUS INC
filed 2012-11-16
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission file number: 1-12997

MAXIMUS, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1000588 (I.R.S. Employer Identification No.)

1891 Metro Center Drive, Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)

Registrant’s telephone number, including area code: (703) 251-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2012 was $1,354,461,804 based on the last reported sale price of the registrant’s Common Stock on The New York Stock Exchange as of the close of business on that day.

There were 34,088,737 shares of the registrant’s Common Stock outstanding as of November 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on March 20, 2013, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.

Form 10-K

September 30, 2012

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

•                  other factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption “Special Considerations and Risk Factors.”

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

General

MAXIMUS is a provider of business process services (“BPS”) to government health and human services agencies under its mission of Helping Government Serve the People.® The Company is primarily focused on operating government-sponsored programs such as Medicaid, Children’s Health Insurance Program (CHIP), health insurance exchanges and other health care reform initiatives, Medicare, welfare-to-work, child support services and other government programs. We use our expertise, innovative business processes and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to beneficiaries. The Company serves both domestic and international governments, providing administrative services in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. MAXIMUS was founded in 1975 and operates as a Virginia corporation.

The Company’s core health and human services business has benefited from steady demand over the last five years and has not experienced any material adverse change in demand as a result of government budgetary pressures. In addition, as a result of the 2012 U.S presidential election, federal and state governments must move forward with the implementation of the requirements of the Affordable Care Act as mandated under the 2010 law. These requirements include initiatives to expand health insurance coverage to millions of Americans and we believe MAXIMUS is well positioned to support our government clients in this roll-out. We also believe the critical nature of our services in helping U.S. governments provide and operate important safety net programs, such as Medicaid, welfare-to-work and CHIP, to the most vulnerable populations helps insulate our services from significant downward pressure, particularly during an economic downturn. We also administer several international government-sponsored programs, most notably welfare-to-work, to help people in Australia, the United Kingdom and Saudi Arabia find employment and achieve self-sufficiency. Favorable legislation and austerity measures that seek to help governments reduce costs and run more efficiently may continue to create demand for our core services.

For the fiscal year ended September 30, 2012, we had revenue from continuing operations of $1,050.1 million and net income from continuing operations of $76.1 million.

During fiscal 2012, the Company completed the acquisition of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (“PSI”). PSI operations are consistent with, and have been integrated into, our Health and Human Services Segments. The acquisition will strengthen the Company’s business in the United States through new resources and customers as well as providing additional experience and knowledge of the health and human services markets.

The Company operates in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. The distribution of revenues and assets among the United States, Australia and the rest of the world are included in “Note 2. Business Segments” within Item 8 of this Form 10-K.

Our Business Segments

The Company operates in two business segments, Health Services and Human Services. For more information concerning our segment presentation, including comparative revenue, gross profit, operating profit, identifiable assets and related financial information for the 2012, 2011 and 2010 fiscal years, see “Note 2. Business Segments” within Item 8 of this Form 10-K.

Health Services Segment

Our Health Services Segment generated 64% of our total revenue in fiscal 2012, of which approximately half was generated by contracts with the States of California and Texas. The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and federal government programs, including Medicaid, CHIP, SNAP (Supplemental Nutrition Assistance Program), Medicare and Health Insurance BC (British Columbia). The segment’s services help improve the efficiency, cost effectiveness, quality and accountability of government-sponsored health benefit programs. In this segment, our BPS and consulting services can be described as follows:

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

•                  Health insurance exchange design and operations

•                  Consumer outreach and education, including multilingual customer contact centers and multi-channel self-service options, such as Web-based portals, for easy enrollment

•                  Application assistance and independent enrollment counseling to beneficiaries

•                  Premium payment processing and administration, such as invoicing and reconciliation

•                  Objective, evidence-based health appeals

•                  Independent medical reviews

•                  Health plan oversight

•                  Comprehensive eHealth solutions with the Medigent® product suite

•                  Medicaid Management Information System (MMIS) planning and oversight

•                  Specialized program consulting services

The Health Services business is not subject to significant effects from seasonality; however it experiences revenue and margin fluctuations due to transaction-based work, such as periodic program open enrollment and activity related to contract life cycles. During the first quarter of our fiscal year, reductions in working days due to holidays and vacations may impact our sales and accounts receivable, but the effect is generally not significant.

Human Services Segment

Our Human Services Segment generated 36% of our total revenue in fiscal 2012, with approximately half generated outside the United States, primarily in Australia and the United Kingdom. The Human Services Segment provides federal, national, state and county human services agencies with a variety of business process services as well as related consulting services for welfare-to-work programs, child support services, higher education services and K-12 special education services.Our services can be described as follows:

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

•                  K-12 special education case management solutions

•                  Program consulting services including independent verification and validation, cost allocation plans, repeatable management services and other specialized consulting offerings

•                  Tax credit and employer services

Consistent with the Health Services Segment, the Human Services Segment may experience some seasonality due to holidays and vacations. In addition, during the fourth quarter of our fiscal year, the segment typically benefits from high margin contributions from our tax credit business.

Discontinued Operations

On September 30, 2010, the Company sold its Enterprise Resource Planning (ERP) division. The results of operations of this business have been included within “discontinued operations” for all periods shown in this Annual Report.

Market Overview

We expect that demand for our core health and human services offerings will continue to increase, driven by new legislation, austerity measures and increasing caseloads, as governments strive to deliver more services with fewer resources. Legislation such as the Affordable Care Act (ACA) in the United States and welfare reform initiatives abroad has created increased demand for our services and should continue to create increased demand over the next several years. We believe that we remain well-positioned to benefit from this increasing demand as governments look for ways to improve overall program efficiency and achieve value for funds spent on social benefits programs.

Demand for our services is contingent upon factors that affect government, including:

•                  The need for U.S. state governments, which run federally mandated and federally funded programs such as Medicaid and CHIP, to deliver efficient, cost-effective services to program beneficiaries while meeting requirements to maintain federal matching funds

•                  The requirement of state governments to implement federal initiatives, such as the ACA, which will expand health insurance coverage to millions of Americans

•                  The impact of continued budgetary pressures, which result in governments having to operate more programs with the same level of resources and/or implement cost-control measures

•                  The need to improve business processes, push innovations, and update technology for public programs with many governments seeking outside sources of support as more government workers become eligible for retirement and stovepipe systems and antiquated processes cannot scale effectively to support projected caseload growth

As a result, governments utilize BPS companies, such as MAXIMUS, to help them deliver innovative, efficient, cost-effective services to beneficiaries on their behalf. MAXIMUS possesses the knowledge and resources to operate government health and human programs efficiently, while maintaining the service levels demanded by our government clients. With the ability to tightly balance resources with demand, MAXIMUS also offers the flexibility and scalability that governments do not always possess.

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

In recent years, state fiscal realities have prompted states to reexamine their Medicaid programs. Many states have made changes to benefits, most notably through benefit changes and the expansion of managed care to new populations — including the aged, blind and disabled populations — that have historically been served through fee-for-service Medicaid. Although these populations represent only a quarter of the total Medicaid population, they are responsible for approximately 70% of the costs. MAXIMUS has already benefitted from Medicaid managed care expansion in our current programs. We believe the Company remains well-positioned to benefit from future Medicaid managed care expansion due to our existing client base of states where we serve as the administrative enrollment vendor for 17 Medicaid managed care programs, which represents approximately 52% of the total Medicaid managed care population.

In March 2010, Congress passed the ACA, a comprehensive overhaul of the U.S. health insurance system that initially seeks to expand access to health care, while ultimately improving quality and reducing overall delivery costs. Most notably, the ACA aims to expand health insurance coverage to more than 30 million Americans through Medicaid expansion and subsidized insurance coverage purchased through health insurance exchanges. In June 2012, the U.S. Supreme Court ruled that Medicaid expansion under the ACA was optional for states. Nevertheless, the Congressional Budget Office estimates that most states will expand Medicaid coverage over the next several years. The ACA also extends CHIP through 2019, provides increased matching federal funds, and guarantees funding through 2015. We currently serve as the administrative vendor for CHIP in nine states, which represents approximately 59% of the total CHIP population.

The law also promotes the integration of new health insurance exchanges with existing state Medicaid and CHIP programs to provide a “no wrong door” entry for program beneficiaries. A health insurance exchange is an insurance marketplace where individuals and small businesses can shop, compare and buy affordable and qualified health benefit plans. We believe MAXIMUS is well-positioned to provide services to the federal and state health insurance exchanges, since many of the core functions of a health insurance exchange are similar to the functions that we provide under Medicaid and CHIP, including consumer outreach and education, eligibility and enrollment, customer contact centers, Web portals, and comprehensive business process managed services to help beneficiaries navigate the new health insurance exchanges and enroll in health insurance plans.

The ACA also includes enhanced consumer protections for health insurance appeals. The law requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. This expands the requirement to states that do not have an existing compliant external review process and non-governmental, self-insured plans which previously were not required to have an objective independent health appeals process. MAXIMUS is one of the largest providers of evidence-based health insurance appeals to Medicare and more than 30 state agencies.

We believe the current health environment positions the Company to benefit from demand as governments must meet the requirements established under the ACA. In an effort to achieve compliance with the law, we believe states will turn to business process service providers such as MAXIMUS to provide repeatable processes, proven solutions and consumer-friendly services. Overall, we expect the underlying demand for our services to increase over the next several years due to the requirement for governments to provide these services to beneficiaries on an expanding and ongoing basis.

Human Services Market Environment

The Human Services market has experienced increased demand driven by the need for governments to reduce costs and improve efficiency of social benefits programs. The most dynamic portion of the market is in the welfare-to-work arena where governments worldwide are seeking to reform their programs as an important component of comprehensive fiscal austerity measures. Many governments are modeling new welfare reforms after established programs in Australia and the United States. These models, with which MAXIMUS has a substantial amount of experience, knowledge and expertise, are being emulated around the world through privatized efforts, with MAXIMUS being a leading provider.

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

Since 1997, we have provided comprehensive welfare-to-work case management services throughout the United States. In Australia, MAXIMUS is one of the largest and highest rated welfare-to-work providers where we operate more than 80 sites and 70 outreach locations. We also have an established presence in the United Kingdom’s welfare-to-work market and presently provide employment and job training services under the country’s ambitious reform effort called The Work Programme. This program is a key component of the coalition government’s austerity plan to reduce mounting debt. The new Work Programme consolidates many of the U.K.’s disparate welfare-to-work programs — including the Flexible New Deal, Pathways to Work and Work Choice — into a single back-to-work program. Under the predecessor Flexible New Deal program, MAXIMUS was the highest rated provider for job placements and job retention. In fiscal 2012, we expanded our geographic reach in the welfare-to-work market with new programs in Canada and Saudi Arabia.

In addition to welfare reform, we have seen an increase in initiatives to utilize private firms for children’s services such as child support enforcement. MAXIMUS currently provides services to the Family Maintenance Enforcement Program in British Columbia as well as several jurisdictions throughout the United States, including Shelby County, Tennessee and Baltimore City, Maryland, two of the largest child support privatization efforts in the nation.

We believe ongoing reform initiatives as well as measures to reduce costs and improve efficiencies, coupled with our outstanding performance, expertise and proven solutions will continue to drive demand for our core human services business across multiple geographies.

Our Clients

Our primary customers are government agencies, with the majority at the federal, provincial and state level and, to a lesser extent, some at the county and municipal level. In the United States, when our direct customers are state governments, a significant amount of our revenue is ultimately provided by the U.S. federal government in the form of cost sharing arrangements with the states, such as is the case with Medicaid programs. In fiscal 2012, approximately 61% of our total revenue was derived from state and local government agencies whose programs received significant federal funding, 26% from foreign government agencies, 9% from U.S.-based federal government agencies, and 4% from other sources (such as municipal or commercial customers).

For the year ended September 30, 2012, we derived approximately 18% and 10% of our consolidated revenue from contracts with the States of Texas and California, respectively, and 16% of our consolidated revenue from the Government of Australia. Revenue from California and Texas is principally in our Health Services Segment; revenue from Australia is principally within our Human Services Segment.

We typically contract with government clients under four primary contract types: performance based, cost plus, fixed fee for service, and time and materials. For the year ended September 30, 2012, 44% of our contracts were performance based, 25% were cost plus, 27% were fixed fee for service, and 4% were time and materials.

Generally, the relationships with our clients are long-term, multi-year contracts, subject to option years and periodic rebids. See the “Backlog” section below for more details.

Competitive Advantages

We offer a private sector alternative for the administration and management of critical government-funded health and human services programs. Our reputation and extensive experience over the last 37 years give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that MAXIMUS brings to its customers. The following are the competitive advantages that allow us to capitalize on various market opportunities:

Proven track record, ability to deliver outcomes and exceptional brand recognition. Since 1975, we have successfully assisted governments in delivering cost-effective services to beneficiaries of government programs. We operate large-scale program management operations on behalf of government agencies, improving the quality of services provided to beneficiaries, and achieving the necessary outcomes to help these governments cost-effectively achieve their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.

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

Flexibility and Scalability. We are experienced in launching large scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short-term and long-term contractual assignments in the most efficient and cost effective manner.

Financial strength. We maintain a strong balance sheet, generate consistent annual cash flow, and have minimal long-term debt. We possess the financial flexibility and sufficient cash on-hand to support client operations including ongoing technology investments and working capital for high-profile public health and human services programs.

Focused portfolio of services with a single-market emphasis. We are one of the largest publicly traded companies that provide a portfolio of BPS health and human services specifically to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and non-profit organizations with limited resources and skill sets, as well as from large consulting firms that serve multiple industries but lack the focus necessary to manage the complexities of serving health and human services government agencies efficiently.

Established international presence. International governments are seeking to improve government-sponsored health and human services programs and contain costs. We have an established presence in Australia, Canada, the United Kingdom and we launched a new pilot program in Saudi Arabia. Our international efforts are focused on delivering cost effective welfare-to-work and health insurance eligibility and enrollment services to beneficiaries on behalf of governments.

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

Marketing and Sales

We generate new business opportunities by establishing and maintaining relationships with key government officials, policy makers and decision makers to understand the evolving needs of government agencies as they seek to optimize their programs. We have a team of business development professionals who ensure that we understand the needs, requirements, legislative initiatives and priorities of our current and prospective customers. In conjunction with our subject matter experts and marketing consultants, our business development professionals create and identify new business opportunities and ensure that we proactively introduce our solutions and services early in the procurement cycle. As part of the procurement, we respond to competitive RFPs through the government procurement process and employ world-class proposal operations to support these efforts.

Legislative Initiatives

MAXIMUS actively monitors legislative initiatives and responds to opportunities as they develop. Over the past several years, legislative initiatives created new growth opportunities and potential markets for MAXIMUS. Legislation passed in the United States (US), the United Kingdom (UK), the European Union (EU) and Canada has significant public policy implications for all levels of government and presents viable business opportunities in the health and human services arena. MAXIMUS is well-positioned to meet the operations program management and consulting needs resulting from legislative actions and subsequent regulatory and program implementation efforts.

Some recent legislative initiatives that have created new growth opportunities for us in the government market include the following:

ACA. In March 2010, the United States enacted comprehensive health care reform, known as the Affordable Care Act (ACA). This law expands access to health coverage to more than 30 million Americans, protects consumer rights, controls health care costs, and improves the overall health care delivery system over the course of the next four years and beyond. Many components of the ACA will require states to pass legislation and create program regulations, but the law also provides for a federal administrative option for those states that choose not to implement the law at the state level. On June 28, 2012, the Supreme Court of the United States upheld ACA while allowing states to opt out of the previously mandated Medicaid expansion. The law presents several business opportunities for MAXIMUS to offer our expertise in the administration of public programs, including:

•                  Establishment of state and federal exchanges, insurance marketplaces where individuals and small businesses can buy affordable and qualified health benefit plans as well as initiate the process for enrolling in public health insurance programs

•                  Expansion of Medicaid in those states that elect to receive federal matching funds to cover more low-income individuals and families; as a result of the June 2012 Supreme Court decision, some states may opt out of the Medicaid expansion or may phase-in the expansion over time and as health insurance exchanges offer new avenues to enrollment; states may also see an increase in participation rates among Medicaid-eligible individuals

•                  Extension of CHIP through 2019 and the extension of funding through 2015, which is two additional years beyond the CHIPRA of 2009

•                  Funding up to 90% of total costs to promote the integration of state eligibility processing associated with health and human services entitlement programs

•                  Development of consumer-friendly education and outreach materials, including easy-to-use websites, so beneficiaries with varying literacy levels can compare options and select the appropriate health insurance coverage

•                  Funding for long-term care initiatives that allow states to offer home and community based services to elderly and disabled individuals through Medicaid rather than institutional care in nursing homes

•                  Creation of Pre-Existing Condition Insurance Plans (PCIP) to provide health coverage through high-risk pools to individuals who have been denied health insurance by private insurance companies because of a pre-existing condition

•                  Expansion of independent medical appeals services to provide consumer protection through an external review process and the option for individuals to appeal coverage determinations or claims to insurance companies

•                  Implementation of eHealth requirements for a secure, confidential and electronic exchange of health information

•                  Funding and coordination of state demonstration projects associated with integrating different funding streams, maintaining or improving care, and reducing costs for the dual-eligible population (individuals eligible for both Medicaid and Medicare)

Shift to Medicaid Managed Care. As Medicaid programs become larger, more complex and costly, states look to new models. Estimates from the Centers for Medicare and Medicaid Services (CMS) indicate that although the fee-for-service system covers less than half of the total Medicaid population, it accounts for more than 80% of all Medicaid spending. In response, several states have initiatives to reduce the current costs of Medicaid by moving different populations of beneficiaries from fixed-fee-for-service models to managed care, which represents new growth opportunities for MAXIMUS.

CHIPRA. CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019 and funding has been extended through 2015, which is two additional years beyond the original CHIPRA Act. By expanding state options to find and enroll eligible children through “express lane eligibility” and “auto enrollment,” CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states for the administration of CHIP programs. The advent of state and federal exchanges at the beginning of 2014 will increase participation of eligible children in CHIP.

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

Employment Program of British Columbia. In 2009, the Province of British Columbia (BC) and the Government of Canada signed a Labour Market Development Agreement that delegates responsibility for delivery of employment and training programs from the federal to the provincial level. In response, the new Employment Program of BC was created to provide all British Columbians eligible for work a single point of entry to employment and labor market services. This program represents a shift in policy to a consolidation and integration of programs into a “one-stop” and “employment first” model with required contracted services that are responsive, inclusive, accessible and client-centered. This program presented an opportunity for MAXIMUS to expand its workforce services offerings to new jurisdictions.

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

Backlog

At September 30, 2012, we estimated that we had approximately $2.9 billion of revenue in backlog. Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts), but does not assume any contract renewals.

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

We believe that period-to-period backlog comparisons are difficult and do not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2012 and 2011 was as follows:

	As of September 30,
	2012	2011
	(In millions)
Health Services	$1,412	1,505
Human Services	1,488	1,395
Total	$2,900	2,900

The Company’s BPS businesses typically involve contracts covering a number of years. At September 30, 2012, the average weighted life of these contracts was in excess of 4.6 years, including options. Although the exercise of options is uncertain, we believe the incumbent contractor enjoys significant advantages. The longevity of these contracts assists management in predicting revenues, operating income and cash flows. The Company expects approximately 38% of the backlog balance to be recognized in fiscal 2013 and expects backlog, in addition to anticipated option period renewals, to represent 90% of estimated 2013 revenues.

Employees

As of September 30, 2012, we had 8,657 employees, consisting of 5,634 employees in the Health Services Segment, 2,798 employees in the Human Services Segment and 225 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative and experienced professionals at all levels.

As of September 30, 2012, 403 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 391 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees’ Union and 12 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire in 2015.

As of September 30, 2012, 906 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Other information

Our principal executive offices are located at 1891 Metro Center Drive, Reston, Virginia, 20190. Our telephone number is 703-251-8500. Our Internet address is http://www.maximus.com. We make our website information available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

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

Glossary

Key terms included in this section of our Annual Report on Form 10-K include the following:

ACA — The Affordable Care Act, also known as Health Reform or Health Care Reform

CHIP — Children’s Health Insurance Program

CHIPRA — Children’s Health Insurance Program Reauthorization Act

TANF — Temporary Assistance to Needy Families

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

ITEM 2.  Properties.

We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for management and administrative functions in connection with the performance of our services. At September 30, 2012, we leased 92 offices in the United States totaling approximately 1,417,000 square feet. In four countries outside the United States, we leased 146 offices containing approximately 543,000 square feet. The lease terms vary from month-to-month to seven-year leases and are generally at market rates. In the event that a property is used for our services in the United States, we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in overseas leases.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2011, a school district which was a SchoolMAX client initiated the dispute resolution process under their contract. The client raised a number of issues pertaining to services and products delivered under the contract. The parties participated in various mediation sessions during 2011, but they did not reach a resolution. In April 2012, the client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The client contends that those failures resulted in damages of at least $10 million. MAXIMUS and the buyer are contesting the client’s claims. We cannot at this time reasonably estimate the possible loss that could be incurred if the plaintiff were to prevail but we believe that we have substantial defenses. In addition, we believe that we are entitled to indemnification from the buyer of the business for the claims asserted in the arbitration notice. Recently, the client has asserted that MAXIMUS defrauded the client in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation is not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously.

ITEM 4.  Mine Safety Disclosures

Not applicable

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “MMS.” The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2012:
First Quarter	$42.73	$33.48	$0.09
Second Quarter	46.79	40.26	0.09
Third Quarter	51.93	39.93	0.09
Fourth Quarter	60.05	48.48	0.09
Year Ended September 30, 2011:
First Quarter	$34.00	$28.88	$0.06
Second Quarter	40.62	31.25	0.075
Third Quarter	42.57	37.42	0.075
Fourth Quarter	42.77	31.23	0.09

As of October 31, 2012, there were 55 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 12,273 beneficial owners of our common stock.

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

The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jul. 1, 2012 — Jul. 31, 2012	—	$—	—	$131,243

Aug. 1, 2012 — Aug 31, 2012	—	—	—	$131,256

Sep. 1, 2012 — Sep. 30, 2012	65,800	58.57	65,800	$127,403

Total	65,800	$58.57	65,800

(1)            Under a resolution adopted on November 8, 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2007 to September 30, 2012, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index and a peer group comprising Accenture, CGI, Hewlett Packard, IBM and Xerox. The peer group companies represent a mix of information technology, BPS and management consultancy businesses and reflect a cross section of businesses against whom the Company competes for business and executive talent. The peer group is weighted by market capitalization. This graph assumes the investment of $100 on September 30, 2007 in our common stock, the NYSE Stock Market (U.S. Companies) Index, and our peer group and assumes dividends are reinvested.

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

D.                                    The index level for all series was set to $100.0 on 09/30/2007.

Prepared by Zacks Investment Research, Inc. Copyright 1960-2012 CRSP Center for Research in Security Prices, Graduate School of Business, University of Chicago. Used with permission. All rights reserved.

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,050,145	$929,633	$831,749	$720,108	$699,552
Acquisition-related expenses (1)	2,876	—	254	—	—
Legal and settlement expense (recovery), net (2)	90	(808)	(5,605)	(4,271)	38,358
Gain on sale of building (3)	—	—	—	—	3,938
Operating income from continuing operations	127,575	122,401	107,406	88,589	46,028
Income from continuing operations	76,099	82,142	69,397	53,841	29,462
Income (loss) from discontinued operations (4)	34	(974)	1,012	(7,301)	(22,785)
Net income	$76,133	$81,168	$70,409	$46,540	$6,677
Basic Earnings (loss) per share:
Income (loss) from continuing operations	$2.25	$2.39	$1.99	$1.53	$0.77
Income (loss) from discontinued operations	—	(0.03)	0.03	(0.21)	(0.59)
Basic earnings (loss) per share	$2.25	$2.36	$2.02	$1.32	$0.18
Diluted Earnings (loss) per share:
Income (loss) from continuing operations	$2.19	$2.31	$1.93	$1.51	$0.76
Income (loss) from discontinued operations	—	(0.03)	0.03	(0.21)	(0.59)
Diluted earnings (loss) per share	$2.19	$2.28	$1.96	$1.30	$0.17
Weighted average shares outstanding:
Basic	33,867	34,417	34,827	35,141	38,120
Diluted	34,806	35,531	35,930	35,773	38,610
Cash dividends per share of common stock	$0.36	$0.30	$0.24	$0.23	$0.20

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$189,312	$172,950	$155,321	$87,815	$119,605
Working capital	249,548	227,383	191,461	164,646	149,966
Total assets	695,293	565,279	527,741	433,234	454,954
Long-term debt	1,736	1,696	1,411	—	—
Total shareholders’ equity	451,106	374,457	338,789	297,128	275,706

(1)                                 Acquisition-related expenses are the incremental costs incurred as a consequence of the acquisitions of Policy Studies, Inc. during fiscal 2012 and DeltaWare, Inc. during fiscal 2010. These costs include legal fees, valuation costs, severance and costs related to the termination of redundant service contracts. Prior to October 1, 2009, the costs of successful acquisitions would have been included within the purchase price of the transaction and would have increased the Company’s goodwill balance.

(2)                                 Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. See “Note 17. Legal and settlement expense (recovery), net” to our consolidated financial statements for additional information.

(3)                                 During the year ended September 30, 2008, the Company sold a 21,000 square foot administrative building in McLean, Virginia and recognized a pre-tax gain on the sale of $3.9 million.

(4)                                 Income (loss) from discontinued operations includes the results of divisions that the Company has disposed of, as well as the net gain or loss recorded in these transactions.

During the year ended September 30, 2008, the Company sold a number of divisions, including the Security Solutions, Justice Solutions, Education Systems and Asset Solutions divisions, as well as Unison MAXIMUS, Inc. During the year ended September 30, 2010, the Company sold its ERP division. The operating results of these divisions are all shown as discontinued operations for all periods presented. The Company recorded an additional loss on the sale of the ERP division in the year ended September 30, 2011 as the final sales price was resolved.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Business Overview

We provide business process services (“BPS”) to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs such as Medicaid, CHIP, health care reform, welfare-to-work, Medicare, child support enforcement and other government programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada and the United Kingdom. We use our expertise, experience and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to program beneficiaries.

The Company is managed through two segments, Health Services and Human Services. The Health Services Segment provides a variety of business process services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare and the British Columbia Health Insurance Program. The Human Services Segment includes a variety of BPS, case management, job training and support services for programs such as welfare-to-work, child support enforcement, K-12 special education and other specialized consulting services.

During recent years, the Company has focused on its core health and human services, expanding these operations in the United States and internationally, while disposing of non-core businesses. This approach has resulted in the Company earning an increasing share of its revenues from overseas markets, up from 16% in 2008 to 26% in 2012. We believe that this focus, balanced by a risk-management structure, has enabled the Company to attain profitable growth in recent years. The Company believes that a combination of its record of results, robust financial performance and global experience leaves it well-positioned to capitalize on opportunities in its existing markets and elsewhere.

During fiscal 2012, the Company completed the acquisition of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (“PSI”). PSI operations are consistent with, and have been integrated into, our Health and Human Services Segments. The acquisition will strengthen the Company’s business in the United States through new resources and customers as well as providing additional experience and knowledge of the health and human services markets.

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

Results of Operations

Consolidated

The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2012	2011	2010
	(dollars in thousands, except per share data)
Revenue	$1,050,145	$929,633	$831,749
Gross profit	287,943	253,651	220,833
Selling, general and administrative expense	157,402	132,058	118,778
Selling, general and administrative expense as a percentage of revenue	15.0%	14.2%	14.3%
Operating income excluding acquisition —related expenses and legal and settlement expenses and recoveries	130,541	121,593	102,055
Operating income excluding legal and settlement expense as a percentage of revenue	12.4%	13.1%	12.3%
Acquisition-related expenses	2,876	—	254
Legal and settlement expense (recovery), net	90	(808)	(5,605)
Operating income from continuing operations	127,575	122,401	107,406
Operating margin from continuing operations	12.1%	13.2%	12.9%
Interest and other income, net	4,176	3,495	916
Income from continuing operations before income taxes	131,751	125,896	108,322
Provision for income taxes	55,652	43,754	38,925
Tax rate	42.2%	34.8%	35.9%
Income (loss) from discontinued operations, net of income taxes	—	(133)	1,040
Loss on disposal	34	(841)	(28)
Net income	$76,133	$81,168	$70,409
Basic Earnings per share:
Income from continuing operations	$2.25	$2.39	$1.99
Income (loss) from discontinued operations	—	(0.03)	0.03
Basic earnings per share	$2.25	$2.36	$2.02
Diluted Earnings per share:
Income from continuing operations	$2.19	$2.31	$1.93
Income (loss) from discontinued operations	—	(0.03)	0.03
Diluted earnings per share	$2.19	$2.28	$1.96

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As both of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. To provide this information, revenue from foreign operations is converted into United States dollars using average exchange rates from the previous fiscal year.

We discuss operating income from continuing operations excluding acquisition-related expenses and legal and settlement expenses and recoveries. Acquisition-related expenses relate to costs incurred directly as a consequence of the acquisitions of Policy Studies, Inc. (“PSI”) in fiscal 2012 and DeltaWare Services, Inc. (“DeltaWare”) in fiscal 2010. Legal and settlement expenses and recoveries are typically driven by factors that are not consistent with other drivers of our business and the timing and extent of these expenses and recoveries may have an unusual effect on our financial results. In recent years, we have received the benefits of insurance recoveries from a matter resolved during fiscal 2008 and these recoveries are not expected to continue. Offsetting these, we have incurred other legal charges for significant, non-routine matters which are also not expected to continue to occur. We believe that excluding acquisition-related expenses and legal and settlement expenses and recoveries provides a framework for comparing the performance of the business between periods.

The Company acquired PSI on April 30, 2012 and the financial results above include the performance of PSI for all periods after this date. The year ended September 30, 2012 includes $60.1 million of revenue contributed by PSI. The Company acquired DeltaWare on February 10, 2010 and the financial results include the performance of DeltaWare for all periods after this time. The acquisition of DeltaWare did not make a significant contribution to revenue or operating income. We provide organic revenue growth information to provide a framework for assessing how our business performed excluding the effects of acquisitions. Organic revenue growth comparisons between fiscal 2012 and fiscal 2011 are performed excluding all PSI revenues. Comparisons for the 2011 and 2010 fiscal years are performed excluding DeltaWare results.

Constant currency revenue, organic growth and operating income excluding acquisition-related expenses and legal and settlement expenses and recoveries are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth or operating income as measures of performance.

Revenue increased 13.0% to $1,050.1 million for the year ended September 30, 2012, compared with the prior year. On a constant currency basis, growth would have been 13.2%. Organic growth was 6.5%. Organic growth was driven by the Health Services Segment, which was offset by declines in revenue from our international operations in the Human Services Segment.

Revenue increased 11.8% to $929.6 million for the year ended September 30, 2011, compared with the prior year. On a constant currency basis, the revenue growth would have been 8.4%. The principal driver of growth was new work in the Human Services Segment.

See information on the individual segments below for discussion of drivers.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A has increased in absolute terms and as a percentage of revenue owing to significant business development activity, including the preparation of bids and proposals.

Acquisition-related expenses are direct costs incurred as a consequence of the acquisition of PSI (in 2012) and DeltaWare (in 2010). These include legal fees, brokerage fees, due diligence, valuation reports, contract terminations related to redundant support services and severance.

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. Legal and settlement expenses (recoveries) are summarized below (in thousands):

	Year ended September 30,
	2012	2011	2010
Insurance recoveries	$(1,180)	$—	$(7,500)
Employee lawsuit	600	—	—
Client indemnification	490	—	—
Other	180	(808)	1,895
Total	$90	$(808)	$(5,605)

The insurance recoveries in fiscal 2012 and 2010 relate to a litigation settlement in fiscal 2008. During the fourth quarter of fiscal year 2012, the company agreed to settle a lawsuit brought by a former employee, and the company accrued $600,000 consisting of settlement and legal costs related to that matter. The company has also accrued $490,000 relating to client indemnification of funds misapprapriated by a former employee. During the 2011 fiscal year, the Company reversed a legal expense previously recognized in fiscal 2010 for a matter which concluded without liability to the Company.

Operating income from continuing operations increased 4.2% to $127.6 million for the year ended September 30, 2012, compared to the prior year. Excluding the acquisition-related expenses and legal and settlement expense, growth would have been 7.4%. This growth was driven by the acquisition of PSI, new work in our Health Services segment and certain one-time benefits in our Human Services segment.

Operating income from continuing operations increased 14.0% in fiscal 2011 compared to fiscal 2010, from $107.4 million to $122.4 million. The increase of $15.0 million was driven by growth in the business, the benefits of favorable exchange rates on foreign-sourced income, and increasing economies of scale in operating the business.

The increase in interest and other income between 2010 and 2012 is primarily attributable to increases in cash balances in jurisdictions which have high interest rates. At September 30, 2012, 66% of the Company’s cash is held in jurisdictions other than the United States compared with 24% at September 30, 2009. The increase has been driven by strong cash flows in international businesses.

Our effective tax rates were 42.2%, 34.8%, and 35.9% in 2012, 2011 and 2010, respectively. The tax charge for the year ended September 30, 2012 includes a charge of $2.7 million to correct an error from prior years. Without this adjustment, the tax rate would have been 40.3%. We do not believe this adjustment is material to the financial statements. The tax rate increased in fiscal 2012 owing to the effect of a greater share of the Company’s income being earned in the United States, which has a higher corporate tax charge than other jurisdictions in which the Company does business. The increase in United States profits was driven by organic growth, the acquisition of PSI, which conducts business entirely within the United States, and the anticipated decline in profits in the United Kingdom owing to a transition between contracts which is discussed below.

Health Services Segment

	Year ended September 30,
	2012	2011	2010
	(dollars in thousands)
Revenue	$671,181	$565,881	$514,258
Gross profit	172,456	147,239	130,276
Operating income	80,619	74,715	64,725
Operating margin percentage	12.0%	13.2%	12.6%

The Health Services Segment provides a variety of business process services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare and the British Columbia Health Insurance Program.

Revenue increased by 18.6%, or 18.9% on a constant currency basis, in fiscal 2012 compared to fiscal 2011. Organic growth was 14.8%. In addition to PSI’s results, the Company also benefitted from new work and expansion on existing contracts including the expansion of Medicaid managed care, primarily in Texas. Operating margin declined in fiscal 2012. The Texas contract operates at a lower margin than that of our other work and it is the principal driver of the decline in operating margin. The segment also benefitted in 2012 from $10.2 million of additional revenue and operating income related to a contract amendment.

Revenue increased by 10.0% in fiscal 2011 compared to fiscal 2010. The principal driver of this growth was the expansion of existing work, with contracts in Texas and British Columbia contributing the majority of the increase. In Texas, the Company benefitted from increases in transaction-based activities as more Medicaid populations are shifted into managed care plans. In British Columbia, additional work was being driven by the modernization of a system linking all pharmacies across the Province. Further growth in revenue was generated by higher volumes in transaction-based work in the Company’s federal appeals practice. Operating margin in 2011 was higher compared to fiscal 2010, principally due to the volume growth in the federal practice and the add-on work in British Columbia.

Human Services Segment

	Year ended September 30,
	2012	2011	2010
	(dollars in thousands)
Revenue	$378,964	$363,752	$317,491
Gross profit	115,487	106,412	90,557
Operating income	49,922	46,822	39,490
Operating margin percentage	13.2%	12.9%	12.4%

The Human Services Segment includes a variety of business process services, case management, job training and support services for programs such as welfare-to-work programs, child support enforcement, K-12 special education and other specialized consulting services.

Revenue increased 4.2% to $379.0 million in fiscal year 2012 compared to fiscal 2011. On a constant currency basis, the growth would have been 4.4%. Excluding acquisition driven growth from PSI, segment revenues would have declined 6.4%. This decline was principally driven by the Company’s United Kingdom operations where the “Flexible New Deal” contract, which was in place through much of fiscal 2011, was terminated and replaced with the “Work Programme”. The decline in revenues was anticipated and reflects the back-ended payment structure of the Work Programme where a greater share of the revenue is earned when individuals remain in sustained employment for a pre-determined period of time, typically six months. Segment results were also tempered by lower revenue from our Australian operations due to the completion of short-term projects which concluded earlier in the year as well as lower caseload volumes. The operating margin in fiscal 2012 received the benefit of $6.8 million related to changes on a fixed price contract, partially offset by the dampened margins from the transition to the “Work Programme”.

Revenue increased 14.6% to $363.8 million in fiscal 2011 compared to fiscal 2010. On a constant currency basis, the growth would have been 6.9%. Growth was principally driven by our welfare-to-work businesses, particularly in Australia and the United Kingdom. The Australian business provided much of this growth driven by strong volumes, new short-term assignments and performance. Within the United Kingdom, we accelerated the recognition of deferred revenue as a result of the earlier end date of the Flexible New Deal which was offset by cost increases related to the start-up of the Work Programme contract. Operating margins improved compared to the prior year, principally due to increased contract performance in Australia and profit improvement on the Flexible New Deal contract in the United Kingdom. The Company also incurred $7.3 million of charges related to a fixed-price education contract in the United States, compared to a similar charge of $10.3 million in fiscal 2010. No further charges have been incurred by this project since the second quarter of fiscal 2011.

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

The Company continues to record small gains on the sale of Unison MAXIMUS, Inc. (“Unison”), a business which was sold in May 2008.  The consideration for the sale included a promissory note which is fully reserved. Small payments continue to be received on this note but owing to uncertainties over the collectability of the full balance, the Company has only recorded a gain on sale where recovery is considered assured, which is typically when cash payments are received.

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

At September 30, 2012, the Company held $189.3 million in cash and cash equivalents. Approximately 66% of these funds are held in overseas locations, principally in Australia. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We have no requirement to repatriate these funds as we believe we have access to sufficient funds in the United States to fund our operations, capital outlays, dividends, share repurchases or any other requirements. Accordingly, we do not intend to repatriate these funds held overseas and we have not attempted to quantify the charges that might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and in the overseas jurisdictions as well as the manner and timing of these transactions.

The Company currently has no debt, with the exception of a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada, the funds of which must be used for certain investment projects in Prince Edward Island. At September 30, 2012, the Company has access to up to $19.5 million from a credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions. Also at September 30, 2012, the Company had letters of credit totaling $18.5 million and performance bond commitments totaling $48.0 million. The letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default of our obligations under each contract, the probability of which we believe is remote.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At September 30, 2012, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

The Company’s acquisition of PSI in April 2012 resulted in a net cash payment of $66.0 million. In addition, the Company incurred approximately $2.9 million of expenses related to the acquisition including the costs of third-party due diligence, integration, severance and contract termination charges. The acquisition of DeltaWare in February 2010 resulted in a net payment of $12.0 million in 2010 and subsequent payments of contingent consideration of $1.0 million and $2.1 million in fiscal 2011 and 2012. The funds utilized for these acquisitions came from cash based in the United States.

The following table provides a summary of our cash flow information for the years ended September 30, 2012, 2011, and 2010:

	Year ended September 30,
	2012	2011	2010
	(dollars in thousands)
Net cash provided by (used in):
Operating activities—continuing operations	$115,160	$97,585	$140,971
Operating activities—discontinued operations	—	(725)	(2,530)
Investing activities—continuing operations	(86,612)	(25,877)	(32,395)
Financing activities—continuing operations	(17,765)	(51,608)	(42,402)
Effect of exchange rates on cash and cash equivalents	5,579	(1,746)	3,862
Net increase (decrease) in cash and cash equivalents	$16,362	$17,629	$67,506

Cash provided by operating activities was $115.2 million in fiscal 2012, an increase of $17.6 million from fiscal 2011. The increase was primarily driven by increases in cash receipts from customers. This was driven by increases in revenue as well as the timing of cash receipts on certain projects which do not directly correspond with revenue recognition.

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

Cash provided by operating activities from discontinued operations relates to the Company’s ERP division, which was disposed of on September 30, 2010. Payments made in fiscal 2011 principally relate to the settlement of payroll and other liabilities that remained with the Company at the date of disposal.

Cash used in investing activities was $86.6 million in fiscal 2012, compared with $25.9 million in fiscal 2011. Fiscal 2012 included a net cash payment of $66.0 million for the acquisition of PSI, offset by $2.2 million from the divestiture of the Company’s ERP division. This increase was offset by a decline in capitalized software costs following the completion of a number of capital software projects in the United States in 2011.

Cash used in investing activities from continuing operations was $25.9 million in fiscal 2011, compared with $32.4 million in 2010. The decline of $6.5 million was principally caused by a $12.0 million payment in fiscal 2010 to acquire DeltaWare. The balance of the difference was caused by $3.5 million additional capital expenditure in the 2011 fiscal year principally in the United States and British Columbia, and a $1.7 million receipt from the sale of the ERP business in fiscal 2010.

Cash used in financing activities from continuing operations was $17.8 million, $51.6 million, and $42.4 million in fiscal years 2012, 2011 and 2010, respectively. These cash flows were principally driven by repurchases of common stock of $13.0 million, $56.5 million and $40.2 million in 2012, 2011 and 2010, respectively. The Company also paid $12.2 million, $10.3 million and $8.4 million in dividends in 2012, 2011 and 2010, respectively, with the increases driven by changes in the dividend per share amount. The fiscal 2011 year also showed a significant cash inflow from employee stock transactions and the tax benefits from these transactions. The Company ceased offering stock options in 2008 and a number of awards were due to expire during fiscal 2011 and 2012. This, combined with recent increases in our share price, would appear to have resulted in this increased cash flow. Fewer options are now available to be exercised and all will be exercised or will expire prior to fiscal 2017.

The beneficial effect of exchange rates of cash and cash equivalents of $5.6 million in the 2012 fiscal year reflects the strengthening of the United States Dollar and increases in our overseas cash balances, notably in Australia.

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

	Year ended September 30,
	2012	2011	2010
	(dollars in thousands)

Cash provided by operating activities — continuing operations	$115,160	$97,585	$140,971
Purchases of property and equipment	(18,369)	(18,506)	(13,936)
Capitalized software costs	(4,779)	(7,608)	(8,672)
Free cash flow from continuing operations	$92,012	$71,471	$118,363

Repurchases of the Company’s common stock

The Board of Directors has authorized the repurchase, at management’s discretion, of limited amounts of the Company’s common stock. The resolutions have also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2012, 2011 and 2010, the Company has repurchased 306,000, 1,597,458 and 1,501,528 common shares at a cost of $12.8 million, $57.5 million and $40.2 million, respectively. Up to $127.4 million remained available for repurchase under the most recent board authorization as of September 30, 2012 and, between October 1, 2012 and November 16, 2012, the Company purchased an additional 168,500 shares at a cost of $9.7 million.

Dividend

On October 5, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2012 to shareholders of record on November 15, 2012. Based on the number of shares outstanding, the payment will be approximately $3.1 million.

Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2012 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating leases	$113,758	$36,395	$49,507	$18,554	$9,302
Long-term debt	1,736	178	356	356	846
Deferred compensation plan liabilities (1)	12,408	667	824	436	10,481
Total (2)	$127,902	$37,240	$50,687	$19,346	$20,629

(1)         Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. However, early withdrawal is permitted for certain conditions, including employee hardship or termination, which may accelerate the payment of these liabilities.

(2)         Due to the uncertainty with respect to the timing of future cash flows associated with the Company’s unrecognized income tax benefits at September 30, 2012, we are unable to reasonably estimate settlements with taxing authorities. The above Contractual Obligations table does not reflect unrecognized income tax benefits of approximately $1.1 million, of which approximately $0.4 million is related interest and penalties. See “Note 18. Income Taxes” of the Consolidated Financial Statements for a further discussion on income taxes.

The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration. As part of the acquisition arrangement for DeltaWare, we agreed to pay up to four million Canadian Dollars in the event that certain sales targets are reached up to 2016. At present, we have accrued $406,000 based upon a probability-weighted assessment of our likely payments under this arrangement. At this time, no sales arrangements have been entered into which would require a payment to be made. See “Note 5. Acquisitions” of the Consolidated Financial Statements for additional information on this balance.

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

Effects of Inflation

As measured by revenue, approximately 25% of our business is conducted under cost-reimbursable contracts which adjust revenue to cover costs increased by inflation. Approximately 4% of the business is time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed-price and performance-based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

We believe that our critical accounting policies are as follows:

Revenue Recognition. Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time-and-materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed-price. For fiscal 2012, revenue from performance-based contracts was approximately 44% of total revenue; revenue from cost-plus contracts was approximately 25% of total revenue; revenue from fixed-price contracts was approximately 27% of total revenue; and revenue from time-and-materials contracts was approximately 4% of total revenue. A majority of the contracts with state and local government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time-and-materials reimbursement contracts.

We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. Revenue is generally recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. The timing of expense recognition may result in irregular profit margins.

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

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether a delivered item has value to a customer on a stand-alone basis and whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have both of these characteristics, we treat each deliverable item as a separate unit of accounting, allocate a relative selling price to each deliverable and apply the relevant revenue recognition guidance to each deliverable. For transactions entered into prior to October 1, 2010, the ability to isolate deliverables as separate units of accounting also required objective and reliable evidence of the fair market value of the undelivered items. This change in accounting rules did not have a material effect on the Company’s business.

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

The Company performs its annual impairment test as of July 1 of each year. At July 1, 2012, the Company performed the annual impairment test and determined that there had been no impairment of goodwill.

Changes in estimates and assumptions we make in conducting our goodwill impairment assessment could affect the estimated future fair value of one or more of our reporting units and could result in a goodwill impairment in the future. However, a 25% decline in the estimated fair value of any of our reporting units at July 1, 2012 would not have resulted in a goodwill impairment charge.

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

The Company is exposed to foreign exchange fluctuations in the Australian Dollar, the Canadian Dollar, and the British Pound. During the year ended September 30, 2012, the Company earned approximately 26% of revenues and 27% of operating income from foreign subsidiaries. At September 30, 2012, approximately 36% of the Company’s assets are held by foreign subsidiaries. The Company mitigates its foreign exchange risks through maintaining sufficient capital within its foreign subsidiaries to support the short-term and long-term capital requirements of these businesses. The Company’s foreign subsidiaries typically incur costs in the same currency as they earn revenues, thus limiting the Company’s exposure to unexpected fluctuations. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries.

ITEM 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the perirod ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia

November 16, 2012

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended September 30,
	2012	2011	2010
Revenue	$1,050,145	$929,633	$831,749
Cost of revenue	762,202	675,982	610,916
Gross profit	287,943	253,651	220,833
Selling, general and administrative expenses	157,402	132,058	118,778
Acquisition-related expenses	2,876	—	254
Legal and settlement expense (recovery), net (Note 17)	90	(808)	(5,605)
Operating income from continuing operations	127,575	122,401	107,406
Interest and other income, net	4,176	3,495	916
Income from continuing operations before income taxes	131,751	125,896	108,322
Provision for income taxes	55,652	43,754	38,925
Income from continuing operations	76,099	82,142	69,397
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(133)	1,040
Gain (loss) on disposal	34	(841)	(28)
Income (loss) from discontinued operations	34	(974)	1,012
Net income	$76,133	$81,168	$70,409
Basic earnings per share:
Income from continuing operations	$2.25	$2.39	$1.99
Income (loss) from discontinued operations	—	(0.03)	0.03
Basic earnings per share	$2.25	$2.36	$2.02
Diluted earnings per share:
Income from continuing operations	$2.19	$2.31	$1.93
Income (loss) from discontinued operations	—	(0.03)	0.03
Diluted earnings per share	$2.19	$2.28	$1.96
Dividends per share	$0.36	$0.30	$0.24
Weighted average shares outstanding:
Basic	33,867	34,417	34,827
Diluted	34,806	35,531	35,930

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year ended September 30,
	2012	2011	2010
Net income	$76,133	$81,168	$70,409
Foreign currency translation adjustments	7,760	(2,050)	6,262
Comprehensive income	$83,893	$79,118	$76,671

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$189,312	$172,950
Restricted cash	11,593	4,839
Accounts receivable—billed, net	172,705	146,900
Accounts receivable—unbilled	10,539	7,170
Prepaid income taxes	3,800	12,959
Deferred income taxes	22,207	19,256
Prepaid expenses and other current assets	38,528	27,202
Total current assets	448,684	391,276
Property and equipment, net	58,798	51,740
Capitalized software, net	27,390	26,616
Goodwill	112,032	71,323
Intangible assets, net	25,330	5,651
Deferred contract costs, net	9,284	8,020
Deferred income taxes	1,369	732
Deferred compensation plan assets	9,220	8,004
Other assets	3,186	1,917
Total assets	$695,293	$565,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,314	$55,470
Accrued compensation and benefits	56,105	47,748
Deferred revenue	61,840	47,902
Current portion of long-term debt	178	42
Acquisition-related contingent consideration	—	1,840
Income taxes payable	3,100	5,104
Other liabilities	6,599	5,787
Total current liabilities	199,136	163,893
Deferred revenue, less current portion	19,550	2,575
Long-term debt	1,558	1,654
Acquisition-related contingent consideration, less current portion	406	388
Income taxes payable, less current portion	1,412	1,484
Deferred income taxes	10,384	11,945
Deferred compensation plan liabilities, less current portion	11,741	8,883
Total liabilities	244,187	190,822
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,516 and 56,018 shares issued and 33,985 and 33,793 outstanding at September 30, 2012 and September 30, 2011, at stated amount, respectively	395,967	377,579
Treasury stock, at cost; 22,531 and 22,225 shares at September 30, 2012 and September 30, 2011, respectively	(429,646)	(416,850)
Accumulated other comprehensive income	20,240	12,480
Retained earnings	464,545	401,248
Total shareholders’ equity	451,106	374,457
Total liabilities and shareholders’ equity	$695,293	$565,279

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$76,133	$81,168	$70,409
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(34)	974	(1,012)
Depreciation and amortization	26,460	22,845	18,340
Deferred income taxes	(3,274)	1,758	(3,172)
Deferred interest income on note receivable	—	—	263
Non-cash equity based compensation	12,077	9,485	7,918
Changes in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable—billed	(7,213)	(11,584)	38
Accounts receivable—unbilled	2,214	10,068	2,415
Prepaid expenses and other current assets	(6,018)	(2,573)	(1,740)
Deferred contract costs	(1,221)	(1,309)	1,541
Accounts payable and accrued liabilities	6,485	7,312	(407)
Accrued compensation and benefits	(2,648)	4,490	7,883
Deferred revenue	9,827	(11,779)	31,294
Income taxes	6,885	(10,814)	6,374
Other assets and liabilities	(4,513)	(2,456)	827
Cash provided by operating activities—continuing operations	115,160	97,585	140,971
Cash used in operating activities—discontinued operations	—	(725)	(2,530)
Cash provided by operating activities	115,160	96,860	138,441
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(66,003)	—	(11,960)
Purchases of property and equipment	(18,369)	(18,506)	(13,936)
Capitalized software costs	(4,779)	(7,608)	(8,672)
Proceeds from sales of discontinued operations	2,240	—	1,700
Proceeds from note receivable	299	237	473
Cash used in investing activities—continuing operations	(86,612)	(25,877)	(32,395)
Cash used in investing activities—discontinued operations	—	—	—
Cash used in investing activities	(86,612)	(25,877)	(32,395)
Cash flows from financing activities:
Cash dividends paid	(12,180)	(10,327)	(8,375)
Repurchases of common stock	(12,977)	(56,540)	(40,217)
Employee stock transactions	1,977	8,980	2,763
Tax benefit due to option exercises and restricted stock units vesting	7,268	6,996	2,901
Issuance of long-term debt	—	304	533
Repayment of long-term debt	(44)	—	(7)
Acquisition-related contingent consideration	(1,809)	(1,021)	—
Cash used in financing activities	(17,765)	(51,608)	(42,402)
Effect of exchange rate changes on cash	5,579	(1,746)	3,862
Net increase (decrease) in cash and cash equivalents	16,362	17,629	67,506
Cash and cash equivalents, beginning of period	172,950	155,321	87,815
Cash and cash equivalents, end of period	$189,312	$172,950	$155,321

See notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares Outstanding	Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
Balance at September 30, 2009	35,198	$338,739	$(319,149)	$8,268	$269,270	$297,128
Net income	—	—	—	—	70,409	70,409
Foreign currency translation	—	—	—	6,262	—	6,262
Cash dividends	—	—	—	—	(8,375)	(8,375)
Dividends on RSUs	—	375	—	—	(375)	—
Repurchases of common stock	(1,502)	—	(40,217)	—	—	(40,217)
Employee stock transactions	652	2,763	—	—	—	2,763
Non-cash equity based compensation	—	7,918	—	—	—	7,918
Tax benefit due to option exercises	—	2,901	—	—	—	2,901
Balance at September 30, 2010	34,348	352,696	(359,366)	14,530	330,929	338,789
Net income	—	—	—	—	81,168	81,168
Foreign currency translation	—	—	—	(2,050)	—	(2,050)
Cash dividends	—	—	—	—	(10,327)	(10,327)
Dividends on RSUs	—	522	—	—	(522)	—
Repurchases of common stock	(1,597)	—	(57,484)	—	—	(57,484)
Employee stock transactions	1,042	7,880	—	—	—	7,880
Non-cash equity based compensation	—	9,485	—	—	—	9,485
Tax benefit due to option exercises	—	6,996	—	—	—	6,996
Balance at September 30, 2011	33,793	377,579	(416,850)	12,480	401,248	374,457
Net income	—	—	—	—	76,133	76,133
Foreign currency translation	—	—	—	7,760	—	7,760
Cash dividends	—	—	—	—	(12,180)	(12,180)
Dividends on RSUs	—	656	—	—	(656)	—
Repurchases of common stock	(306)	—	(12,796)	—	—	(12,796)
Employee stock transactions	498	(1,613)	—	—	—	(1,613)
Non-cash equity based compensation	—	12,077	—	—	—	12,077
Tax benefit due to option exercises	—	7,268	—	—	—	7,268
Balance at September 30, 2012	33,985	$395,967	$(429,646)	$20,240	$464,545	$451,106

See notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2012, 2011 and 2010

1. Business and summary of significant accounting policies

(a) Description of business

MAXIMUS, Inc. (the “Company” or “we”) provides business process services (“BPS”) to government health and human services agencies in the United States and to foreign governments. The Company conducts its operations through two business segments: Health Services and Human Services. The Health Services Segment provides a variety of business process managed services and administrative support services for state, federal, national and local government programs, including Medicaid, CHIP, Health Care Reform, Medicare and Health Insurance BC (British Columbia). The Human Services Segment provides a variety of administrative support and case management services for federal, national, state and county human services agencies including welfare-to-work programs, child support enforcement, higher education services and K-12 special education services.

Other than disclosed in Note 21, the Notes to Consolidated Financial Statements reflect operating results from continuing operations.

(b) Principles of consolidation

The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(c) Revenue recognition

Revenue is generated from contracts with various pricing arrangements, including: (1) fixed-price; (2) performance-based criteria; (3) costs incurred plus a negotiated fee (“cost-plus”); and (4) time-and-materials. Also, some contracts contain “not-to-exceed” provisions. Of the contracts with “not-to-exceed” provisions, to the extent we estimate we will exceed the contractual limits, we treat these contracts as fixed-price. For fiscal 2012, revenue from performance-based contracts was approximately 44% of total revenue; revenue from cost-plus contracts was approximately 25% of total revenue; revenue from fixed-price contracts was approximately 27% of total revenue; and revenue from time-and-materials contracts was approximately 4% of total revenue. A majority of the contracts with state, local and foreign government agencies have been fixed-price and performance-based, and our contracts with the federal government generally have been cost-plus. Fixed-price and performance-based contracts generally offer higher margins but typically involve more risk than cost-plus or time-and-materials reimbursement contracts.

We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

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

We recognize revenue on fixed-priced contracts when earned, as services are provided. Revenue is generally recognized on a straight-line basis unless evidence suggests that revenue is earned or obligations are fulfilled in a different pattern. With fixed-price contracts, we are subject to the risk of potential cost overruns. The timing of expense recognition may result in irregular profit margins.

For certain fixed-price contracts, primarily systems design, development and implementation, we generally recognize revenue based upon costs incurred to date and our anticipated gross profit. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known. This policy may result in revenues being recognized at different points from amounts being billable. Where the Company enters into contracts where significant uncertainty exists over the ability of management to estimate the future costs, the Company will typically defer all revenue until such time as future costs are estimable or the system implementation is complete.

Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether a delivered item has value to a customer on a stand-alone basis and whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have both of these characteristics, we treat each deliverable item as a separate element in the arrangement, allocate a portion of the allocable arrangement consideration using the relative selling price method to each element and apply the relevant revenue recognition guidance to each element. For transactions entered into prior to October 1, 2010, the ability to isolate deliverables as separate elements also required objective and reliable evidence of the fair market value of the undelivered items. This change in accounting rules did not have a material effect on the Company’s business.

Sales and purchases in jurisdictions subject to indirect taxes, such as value added tax, are recorded net of tax collected and paid.

(d) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are valued at cost, which approximates market.

(e) Restricted cash

Restricted cash represents amounts held as collateral for lease, credit card and letter of credit arrangements, as well as funds held on behalf of clients.

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

(j) Goodwill and intangible assets

Goodwill is obtained by the Company as a result of business combinations. Goodwill represents the difference between the consideration paid in acquiring the business and the fair value of the identifiable net assets acquired.

Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When a portion of a reporting unit meeting the definition of a business is disposed of, goodwill is allocated using the relative fair value method for purposes of calculating the gain or loss on disposal. In addition, a goodwill impairment test is performed for the remaining portion of the reporting unit.

The Company performs its annual impairment test as of July 1 of each year. At July 1, 2012, the Company performed the annual impairment test and determined that there had been no impairment of goodwill.

Intangible assets from acquisitions, which consist primarily of customer contracts and relationships, technology-based intangibles and non-competition agreements, are amortized using the straight-line method over one to ten years, based on their estimated useful lives.

(k) Long-lived assets (excluding goodwill)

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2012.

(l) Leases

We lease office space under operating leases. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays and rent escalation clauses. For the purpose of recognizing these provisions on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of intended use.

For incentives received from the landlord, such as payments for tenant improvements or rent holidays, we record a deferred rent liability and amortize the deferred rent over the terms of the leases as reductions to rent expense. For scheduled rent escalation clauses during the lease term or for rental payments commencing at a date other than the date of initial occupancy, we record the minimum rental payments on a straight-line basis over the terms of the leases. Where rent escalations are based upon CPI, we recognize rent expense on a straight-line basis assuming the CPI rate in place at the inception of the lease. Increases or decreases in lease payments that result from subsequent changes in the index are contingent rentals and thus affect the determination of income as accruable.

In addition, some of our operating leases contain exit clauses, which include termination fees associated with exiting a lease prior to the expiration of the lease term. We record termination obligations when we give notice to the landlord that we have elected the termination clause of such agreement. Our leases within the United States generally allow us to terminate an arrangement if the related customer contract is terminated or materially altered.

(m) Legal and settlement expense (recovery), net

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

(o) Foreign currency

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

(r) Contingencies

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

(s) Reclassifications

Certain financial results have been reclassified to conform with the current year presentation.

2. Business segments

The Company is organized and managed based upon the services it provides. We operate in two business segments, Health Services and Human Services. The results of these segments for the three years ended September 30, 2012 are shown below (in thousands):

	Year ended September 30,
	2012	2011	2010
Revenue:
Health Services	$671,181	$565,881	$514,258
Human Services	378,964	363,752	317,491
Total	$1,050,145	$929,633	$831,749
Gross Profit:
Health services	$172,456	$147,239	$130,276
Human Services	115,487	106,412	90,557
Total	$287,943	$253,651	$220,833
Selling, general and administrative expense:
Health Services	$91,837	$72,524	$65,551
Human Services	65,565	59,590	51,067
Corporate / Other	—	(56)	2,160
Total	$157,402	$132,058	$118,778
Operating income from continuing operations (before income taxes):
Health Services	$80,619	$74,715	$64,725
Human Services	49,922	46,822	39,490
Corporate / Other	—	56	(2,160)
Acquisition-related expenses and legal and settlement expense, net	(2,966)	808	5,351
Total	$127,575	$122,401	$107,406

Depreciation and amortization:
Health Services	$14,257	$12,120	$9,055
Human Services	8,790	7,842	6,623
Corporate / Other	3,413	2,883	2,662
Total	$26,460	$22,845	$18,340

Corporate/Other operating income reflects the allocation of corporate depreciation and amortization to the Health Services and Human Services segments.

The Company operates primarily in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. During fiscal 2010 and 2009, the Company also operated in Israel.

Revenues for the Company were distributed as follows (in thousands):

	Year ended September 30,
	2012	2011	2010
United States	$775,871	$630,812	$606,396
Australia	163,482	176,814	135,635
Rest of World	110,792	122,007	89,718
Total	$1,050,145	$929,633	$831,749

Identifiable assets for the segments are shown below (in thousands):

Identifiable assets:

	Year Ended September 30
	2012	2011
Health Services	$266,017	$224,400
Human Services	305,376	212,791
Corporate / Other	123,900	128,088
Total	$695,293	$565,279

Total long-lived assets of the Company, consisting of property and equipment, capitalized software costs and deferred compensation costs, were distributed as follows (in thousands):

	Year Ended September 30
	2012	2011
United States	$56,188	$51,245
Canada	24,110	20,096
Australia	10,358	12,260
Rest of World	4,752	2,759
Total	$95,408	$86,360

3. Concentrations of Credit Risk and Major Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable, billed and unbilled.

The Company operates predominantly in the United States. Revenue from foreign-based projects and offices was 26%, 32%, and 27% of total revenue for the years ended September 30, 2012, 2011 and 2010, respectively.

In fiscal 2012, approximately 61% of our total revenue was derived from state and local government agencies whose programs received significant federal funding; 26% from foreign customers; 9% from federal government agencies; and 4% from other sources, such as commercial customers.

The Company has three customers who each provide over 10% of the Company’s annual revenues; the government of the Commonwealth of Australia and the governments of the States of California and Texas. Revenue from Australia is exclusively within the Human Services segment and revenue from Texas and California is principally recorded by the Human Services segment. The proportion of revenue recognized from each of these customers is as follows:

	Year ended September 30,
	2012	2011	2010
Texas	18%	16%	16%
Australia	16%	19%	16%
California	10%	11%	12%

4. Earnings per share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2012	2011	2010
Numerator:
Income from continuing operations	$76,099	$82,142	$69,397
Income (loss) from discontinued operations	34	(974)	1,012
Net income	$76,133	$81,168	$70,409
Denominator:
Weighted average shares outstanding	33,867	34,417	34,827
Effect of dilutive securities:
Employee stock options and unvested restricted stock awards	939	1,114	1,103
Denominator for diluted earnings per share	34,806	35,531	35,930

For the year ended September 30, 2011, 15,000 unvested restricted stock units were excluded from the calculation of diluted earnings per share as the effect of including them would be anti-dilutive. No shares were excluded from the computation in computing earnings per share in the years ended September 30, 2012 or 2010.

5. Acquisitions

PSI

On April 30, 2012 (the acquisition date), the Company acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (PSI). The final cash consideration will be based upon a mutually-agreed assessment of the balance sheet at the acquisition date and is currently estimated to be $63.2 million.

PSI supports clients in the administration of a number of health and human services programs exclusively within the United States. MAXIMUS acquired PSI, among other reasons, to strengthen its leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into the Company’s Health Services and Human Services segments.

The assets and liabilities of PSI are recorded in the Company’s financial statements at their fair values as of the date of the acquisition. An initial valuation was performed at June 30, 2012 and this valuation has been updated through September 30, 2012 (below, in thousands)

	Preliminary Purchase Price Allocation
	As of June 30, 2012	Adjustments	As of September 30, 2012
Accounts receivable and unbilled receivables	$22,875	$142	$23,017
Other current assets	9,527	—	9,527
Deferred income taxes	2,629	(698)	1,931
Property and equipment	6,411	—	6,411
Other assets	1,332	—	1,332
Intangible assets	22,883	(700)	22,183
Total identifiable assets acquired	65,657	(1,256)	64,401

Accounts payable and other liabilities	20,845	(179)	20,666
Deferred revenue	5,752	13,944	19,696
Deferred taxation	7,537	(7,537)	—
Total liabilities assumed	34,134	6,228	40,362

Net identifiable assets acquired	31,523	(7,484)	24,039
Goodwill	32,705	6,456	39,161

Net assets acquired	$64,228	$(1,028)	$63,200

In the fourth quarter 2012, a net increase of $6.5 million was made to goodwill as the Company finalized the allocation of the purchase price. This position is still subject to change as the final consideration balance is agreed with the former owners of PSI. The principal driver of this increase was an increase in the future obligations related to a loss-making system-integration contract acquired with PSI. This obligation, net of future cash flows, was valued at $15.1 million and will be treated as deferred revenue. This valuation was based upon our understanding of the contract terms and conditions, our estimates of the future costs of completing the contract and the likely profit margin that a participant providing a similar service would most likely charge to cover their overhead costs and their required rate of return. This valuation also affected the related intangible assets and deferred taxation.

The Company is still completing its evaluation of the valuation of the assets and liabilities acquired. In particular, the Company continues to evaluate the closing tax position of PSI within all of the jurisdictions in which it operates. The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Company’s two segments, Health Services and Human Services, based upon the respective valuations of the businesses. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

Included in the purchase price allocation are deferred taxes related to a net operating loss carryforward of $10.5 million.

The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Customer relationships	7-8 years	$16,600
Tradename	5 years	3,800
Technology-based intangible assets	1-5 years	1,783
Total intangible assets		$22,183

The total weighted average amortization period is 6.8 years.

Our consolidated statement of operations includes $60.1 million of revenue for the year ended September 30, 2012 generated by the acquired PSI business. The integration of PSI into the Company’s operating and administrative infrastructure does not allow us to identify a meaningful measure of operating income for the acquired PSI business.

During the year ended September 30, 2012, the Company incurred $2.9 million of costs directly related to the acquisition of PSI. These costs include legal fees, valuation costs, severance and costs related to the termination of redundant service contracts.

The following table presents the results for the Company for the year ended September 30, 2012 as though the acquisition of PSI had occurred on October 1, 2010. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of the Company if the acquisition had taken place at this time. The pro forma results presented include acquisition related costs, amortization charges for acquired intangible assets, adjustments to lease expenses, elimination of intercompany transactions, adjustments to interest and other expenses and related tax effects. The pro forma results in 2011 include costs directly related to the acquisition, including severance costs, which were incurred by the Company after the acquisition date (in thousands).

	Unaudited pro forma results for the year ended September 30,
	2012	2011
Revenue	$1,132,177	$1,065,345
Income from continuing operations	75,252	82,993

DeltaWare

On February 10, 2010 (the DeltaWare acquisition date), the Company acquired 100% of the share capital of DeltaWare, Inc. (DeltaWare). DeltaWare is a Canadian company specializing in health administration management systems. MAXIMUS acquired DeltaWare, among other reasons, to broaden its core health services offerings and strengthen its position in the administration of public health programs. The acquired assets and business have been integrated into the Company’s Health Services segment.

The estimated DeltaWare acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below (in thousands).

Purchase price allocation
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

The acquisition consideration comprised an initial cash payment, followed by additional payments (contingent consideration) totaling up to seven million Canadian Dollars. During fiscal years 2012 and 2011, the Company paid $2.1 million and $1.0 million, respectively, of contingent consideration. These payments were made based upon the achievement of profitability targets. The Company must also pay the former owners of DeltaWare up to four million Canadian Dollars ($4.0 million) based upon the Company making sales of DeltaWare’s products in particular geographic markets prior to December 2016. The Company has recorded a long-term liability of $0.4 million which represents the payment that management assesses will likely be paid. In the event that such sales are anticipated by the Company, this could result in an increase to this liability based upon the size and location of the sales. No such sales have been made to date and the likelihood of future sales between this time and December 2016 is considered low. Management reviews the likelihood of future sales on a quarterly basis and, to the extent that sales opportunities are identified, proposals submitted or contracts won, the Company updates its probability weighted assessment of payment. Changes in this assessment will result in an expense or credit to earnings. The contingent consideration payable for any single contract signed would be based upon the population of the area served but would be capped at one million Canadian Dollars per sale.

The Financial Accounting Standards Board (“FASB”) requires the classification of all assets and liabilities subject to fair value measurement based upon the inputs required for their valuation. Based upon these assessments, the Company recorded charges of $0.1 million and $0.2 million in fiscal 2012 and 2011, respectively, reflecting increases in the estimated payment of consideration. As the inputs required for the valuation of contingent consideration liabilities require significant judgment, they are considered to be Level 3 inputs under the FASB classification.

The effect on the financial statements is summarized below (in thousands):

Contingent consideration
Balance at September 30, 2011	$2,228
Additional estimated consideration	101
Payment of consideration	(2,059)
Foreign currency translation	136
Balance at September 30, 2012	$406

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

The total weighted average amortization period was 8.6 years.

Of the total fair value of consideration, $7.5 million was allocated to goodwill. Goodwill is not expected to be deductible for income tax purposes.

The results of DeltaWare were not material for any periods shown.

6. Accounts receivable reserve

In evaluating the net realizable value of accounts receivable, the Company considers such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

Changes in the reserves against current billed accounts receivable were as follows (in thousands):

	Year ended September 30,
	2012	2011	2010
Balance at beginning of year	$3,265	$1,845	$5,249
Additions to reserve	2,061	3,063	1,594
Deductions	(1,351)	(1,643)	(4,998)
Balance at end of year	$3,975	$3,265	$1,845

At September 30, 2012 and 2011, $3.2 million and $4.2 million of our billed receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2012 balance will be collected during the 2013 fiscal year.

7. Goodwill and intangible assets

Changes in goodwill for the years ended September 30, 2012 and 2011 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2010	$43,270	$27,981	$71,251
Foreign currency translation	(28)	100	72
Balance as of September 30, 2011	43,242	28,081	71,323
Goodwill acquired with PSI (Note 5)	19,898	19,263	39,161
Foreign currency translation	377	1,171	1,548
Balance as of September 30, 2012	$63,517	$48,515	$112,032

During the year ended September 30, 2012, the Company acquired PSI, resulting in additional goodwill of $39.2 million.

There have been no impairment charges in our goodwill related to continuing operations.

The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2012			As of September 30, 2011
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$9,114	$4,909	$4,205	$7,146	$4,097	$3,049
Customer relationships	20,167	3,082	17,085	3,454	1,513	1,941
Trademarks	4,450	497	3,953	620	102	518
Non-compete arrangements	254	167	87	242	99	143
Total	$33,985	$8,655	$25,330	$11,462	$5,811	$5,651

The intangible assets include $3.4 million of fully-amortized technology-based assets still in use by the Company. The Company’s intangible assets have a weighted average remaining life of 6.3 years, comprising 4.7 years for technology-based intangible assets, 7.1 years for customer contracts and relationships, 4.9 years for the trademarks and 1.3 years for non-compete arrangements. Amortization expense for the years ended September 30, 2012, 2011 and 2010 was $2.7 million, $2.2 million and $2.1 million, respectively. Future amortization expense is estimated as follows (in thousands):

Future amortization expense
Year ending September 30, 2013	$4,921
Year ending September 30, 2014	3,816
Year ending September 30, 2015	3,795
Year ending September 30, 2016	3,795
Year ending September 30, 2017	3,412
Thereafter	5,591
Total	$25,330

8. Property and equipment

Property and equipment, at cost, consist of the following (in thousands):

	As of September 30,
	2012	2011
Land	$1,800	$1,800
Building and improvements	11,588	11,485
Office furniture and equipment	107,859	94,558
Leasehold improvements	20,263	9,798
	141,510	117,641
Less: Accumulated depreciation and amortization	(82,712)	(65,901)
Total property and equipment, net	$58,798	$51,740

Fixed asset depreciation expense for the years ended September 30, 2012, 2011 and 2010 was $18.8 million, $15.1 million and $12.9 million respectively.

9. Software development costs

Software development costs consist of the following (in thousands):

	As of September 30,
	2012	2011
Capitalized software development costs	$46,767	$40,798
Less: Accumulated amortization	(19,377)	(14,182)
Total Software development costs, net	$27,390	$26,616

Capitalized software amortization expense for the years ended September 30, 2012, 2011 and 2010 was $4.9 million, $5.5 million and $3.4 million respectively.

10. Deferred contract costs

Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts in progress. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers. Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2012	2011
Deferred contract costs	$16,147	$12,826
Less: accumulated amortization	(6,863)	(4,806)
Total deferred contract costs, net	$9,284	$8,020

Deferred contract cost amortization expense for the years ended September 30, 2012, 2011 and 2010 was $2.0 million, $1.7 million and $1.7 million respectively.

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

At September 30, 2012, the Credit Facility had issued five letters of credit totaling $15.5 million on behalf of the Company. Three letters of credit totaling $15.2 million may be called by a customer in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. Two letters of credit totaling $0.3 million have been issued in relation to the Company’s insurance policies. These letters of credit are typically held over the life of the arrangement to which they related. At September 30, 2012, the Company has capacity to borrow, subject to covenant constraints, of up to $19.5 million under this agreement. In addition, two letters of credit for $3.0 million have been issued on behalf of the Company by another financial institution.

The Credit Facility matures on January 25, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

The Credit Facility provides for the payment of specified fees and expenses, including an up-front fee and commitment and letter of credit fees, and contains customary financial and other covenants that require the maintenance of certain ratios including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants in the amended Credit Facility as of September 30, 2012. The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. This balance is repayable in forty quarterly installments with the first payment being made in July 2012. At September 30, 2012, $1.7 million (1.7 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2012 and September 30, 2011, the Company had performance bond commitments totaling $48.0 million and $16.9 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2011, a school district which was a SchoolMAX client initiated the dispute resolution process under their contract. The client raised a number of issues pertaining to services and products delivered under the contract. The parties participated in various mediation sessions during 2011, but they did not reach a resolution. In April 2012, the client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The client contends that those failures resulted in damages of at least $10 million. MAXIMUS and the buyer are contesting the client’s claims. We cannot at this time reasonably estimate the possible loss that could be incurred if the plaintiff were to prevail but we believe that we have substantial defenses. In addition, we believe that we are entitled to indemnification from the buyer of the business for the claims asserted in the arbitration notice. Recently, the client has asserted that MAXIMUS defrauded the client in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation is not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously.

Flexible New Deal contract liabilities and contingent gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As a consequence of the termination of the Flexible New Deal, MAXIMUS incurred certain costs related to the termination of leases, including property leases for offices which are no longer occupied by the Company but for which the Company then retained responsibility for future lease payments. For properties which were exited, the Company recognized a liability for future lease rentals, service charges and property taxes for which it was liable, offset by anticipated future sublease rentals. The Company initially recorded a reserve of $0.5 million at September 30, 2011 to cover these liabilities, which reserve has been fully utilized at September 30, 2012.

As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the year ended September 30, 2012, MAXIMUS received a payment of $2.7 million for revenue foregone and $1.7 million of cost recoveries, net of subcontractor expenses.

Contracts

During the year ended September 30, 2012, the Company recorded a gain of $6.8 million on a fixed price contract owing to changes in our estimate to complete the work and the execution of a change order. During the year ended September 30, 2011, the Company recorded a charge of $7.3 million on the same contract. The Company has no further liabilities relating to anticipated losses on this contract.

During the year ended September 30, 2012, the Company signed an amendment on a significant Health Services contract. As a consequence, the Company recognized additional revenue in the period of $10.2 million.

Employment agreements

The Company has an employment agreement with its chief executive officer with a term ending in fiscal 2014.

Collective bargaining agreements

Approximately 15% of our employees are covered by collective bargaining agreements or similar arrangements. These agreements are typically renewed annually.

13. Leases

The Company leases office space under various operating leases. The terms of leases typically provide for certain minimum payments as well as increases in lease payments based upon the operating cost of the facility and the consumer price index. Rent expense for the years ended September 30, 2012, 2011 and 2010 was $37.6 million, $32.0 million and $30.2 million respectively. Contingent lease rental expense, caused by CPI escalators in lease agreements, represented less than $0.2 million of this cost in any year.

Minimum future payments under leases in effect as of September 30, 2012 are as follows (in thousands):

Operating Leases
Year ended September 30,
2013	$36,395
2014	28,048
2015	21,459
2016	10,081
2017	8,473
Thereafter	9,302
Total minimum lease payments	$113,758

14. Employee benefit plans and deferred compensation

The Company has 401(k) plans for the benefit of all employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions, and/or discretionary Company contributions. During the years ended September 30, 2012, 2011 and 2010, the Company contributed $3.0 million, $3.0 million and $3.2 million to the 401(k) plans, respectively.

The Company also has a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy of the Company. The balance sheet at September 30, 2012 includes $1.5 million of cash and cash equivalents; an asset of $9.2 million related to life insurance assets, which are held at cash surrender value; and liabilities totaling $12.4 million related to the deferred compensation plan liabilities.

15. Stock-based compensation

In March 2012, the Company’s shareholders approved the 2011 Equity Incentive Plan which superseded the Company’s 1997 Equity Incentive Plan. Under these plans, the Company is authorized to grant stock options, restricted stock units (“RSUs”) and other forms of equity awards to officers, employees and directors of the Company. At September 30, 2012, 1,647,669 million shares remained available for grants under the Company’s stock plans. The Company typically issues new shares in satisfying its obligations under its stock plans.

In recent years, the Company has granted equity awards to officers, employees and directors in the form of RSUs. Generally, RSUs issued before 2009 vest ratably over six years. RSUs issued since then vest ratably over five years. The fair value of the RSUs, based on the Company’s stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2012, 2011 and 2010, compensation expense recognized related to RSUs was $12.1 million, $9.4 million and $7.1 million, respectively. Employees who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and employees may not buy or sell these RSUs. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited.

A summary of the Company’s RSU activity for the year ended September 30, 2012, is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2011	1,527,686	$22.64
Granted	414,894	42.01
Vested	(452,804)	24.32
Forfeited	(43,706)	21.35
Non-vested shares outstanding at September 30, 2012	1,446,070	27.71

The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2011 and 2010 was $31.80 and $23.58, respectively. The total fair value of RSUs vesting during the year was $25.0 million, $14.5 million and $9.9 million in the years ended September 30, 2012, 2011 and 2010, respectively. As of September 30, 2012, the total remaining unrecognized compensation cost related to unvested RSUs was $28.1 million. This charge is expected to be realized over 4 years, with a weighted average life of 1.6 years.

The Company previously granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of the Company’s common stock at the date of grant and generally vest ratably over a period of four years. Options issued prior to fiscal 2005 expire ten years after date of grant; those issued since expire after six years. The Company has transitioned towards providing RSUs rather than options and, accordingly, no options have been granted since 2008. Compensation expenses related to stock options was less than $100,000 in the year ended September 30, 2012 and no future charges relating to stock options are anticipated. For the fiscal years ended September 30, 2011 and 2010, compensation expense related to stock options was $0.1 million and $0.8 million, respectively.

A summary of the Company’s stock option activity for the year ended September 30, 2012, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2011	765,676	$16.18
Exercised	(404,563)	15.92
Forfeited or expired	(934)	15.37
Outstanding and exercisable at September 30, 2012	360,179	16.52

The intrinsic value of outstanding and exercisable stock options at September 30, 2012, was $15.6 million with a weighted average remaining life of 2.5 years.

The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2012	2011	2010
Aggregate intrinsic value of all stock options exercised	$10,920	$15,102	$4,730
Net cash proceeds from exercise of stock options	6,441	12,482	5,948

The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.3 million, $3.7 million and $3.1 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Employees are permitted to forfeit a certain number of shares to cover their personal tax liability. Amounts paid to cover this liability by the Company were $4.5 million, $3.5 million and $3.2 million in the years ended September 30, 2012, 2011 and 2010.

Cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options and RSUs (excess tax benefits) are classified as financing cash flows.

16. Stock repurchase programs

Under resolutions adopted in July 2008 and September 2010, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $175.0 million of the Company’s common stock. In November 2011, this plan was replaced with a new program which authorized up to $125.0 million of repurchases. These resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the years ended September 30, 2012, 2011 and 2010, the Company has repurchased 306,000, 1,597,458 and 1,501,528 common shares at a cost of $12.8 million, $57.5 million, and $40.2 million respectively. At September 30, 2012, $127.4 million remained available for future stock repurchases.

As of November 16, 2012, the Company had repurchased an additional 168,500 shares at a cost of $9.7 million during the first quarter of fiscal 2013.

17. Legal and settlement expense (recovery), net

Legal and settlement expense (recovery), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense.  Expenses for the three years ended September 30, 2012 are shown below (in thousands):

	Year ended September 30,
	2012	2011	2010
Insurance recoveries	$(1,180)	$—	$(7,500)
Employee lawsuit	600	—	—
Client indemnification	490	—	—
Other	180	(808)	1,895
Total	$90	$(808)	$(5,605)

The insurance recoveries in fiscal 2012 and 2010 relate to a litigation settlement in fiscal 2008.

During the fourth quarter of fiscal year 2012, the company agreed to settle a lawsuit brought by a former employee, and the company accrued $600,000 consisting of settlement and legal costs related to that matter. Also, the company has accrued $490,000 relating to client indemnification of funds misapprapriated by a former employee.

During the 2011 fiscal year, the Company reversed a legal expense previously recognized in fiscal 2010 for a matter which concluded without liability to the Company.

18. Income taxes

The Company’s components of income from continuing operations before income taxes and the corresponding provision for income taxes is as follows (in thousands):

	Year ended September 30,
	2012	2011	2010
Income from continuing operations before income taxes:
United States	$93,418	$66,842	$66,162
Foreign	38,333	59,054	42,160
Income from continuing operations before income taxes	$131,751	$125,896	$108,322

	Year ended September 30,
	2012	2011	2010
Current provision:
Federal	$36,348	$20,090	$23,712
State and local	9,006	4,484	5,197
Foreign	13,572	17,422	13,188
Total current provision	58,926	41,996	42,097
Deferred tax expense (benefit):
Federal	$(1,272)	$1,572	$(1,678)
State and local	(471)	397	(278)
Foreign	(1,531)	(211)	(1,216)
Total deferred tax expense (benefit)	(3,274)	1,758	(3,172)
Income tax expense	$55,652	$43,754	$38,925

The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2012	2011	2010
Federal income tax provision at statutory rate of 35%	$46,113	$44,063	$37,913
State income taxes, net of Federal benefit	5,558	3,175	3,153
True up to prior year	2,715	—	—
Permanent items	2,808	314	1,263
Foreign taxation	(1,950)	(3,644)	(2,177)
Valuation allowances on net operating loss carryforwards	305	(16)	(33)
Other	103	(138)	(1,194)
Income tax expense	$55,652	$43,754	$38,925

During the year ended September 30, 2012, the Company recorded the correction of an error of $2.7 million. The Company does not believe this correction is material to its consolidated financial statements.

The significant items comprising the Company’s deferred tax assets and liabilities as of September 30, 2012 and 2011 are as follows (in thousands):

	As of September 30,
	2012	2011
Deferred tax assets—current:
Deferred revenue	$14,543	$12,675
Costs deductible in future periods	11,126	9,315
Net operating loss carryforwards	811	—
Total deferred tax assets—current	26,480	21,990
Deferred tax liabilities—current:
Accounts receivable—unbilled	3,932	2,734
Other	341	—
Total deferred tax liabilities—current:	4,273	2,734
Net deferred tax asset—current	$22,207	$19,256
Deferred tax assets—non-current:
Net operating loss carryforwards	$5,728	$1,028
Valuation allowance on net operating loss carryforwards	(1,313)	(1,028)
Net operating loss carryforwards net of valuation reserve	4,415	—
Deferred revenue	6,737	—
Non-cash equity compensation	4,176	4,012
Cash deductible in future periods	1,021	2,567
Deferred contract costs	—	101
Other	3,055	1,167
Total deferred tax assets—non-current	19,404	7,847
Deferred tax liabilities—non-current
Amortization of goodwill and intangible assets	14,218	3,976
Property and equipment	8,535	10,767
Capitalized software	4,701	4,237
Deferred contract costs	452	—
Other	513	80
Total deferred tax liability—non-current	$28,419	$19,060
Net deferred tax liability—non-current	$9,015	$11,213

Due to deferred tax assets and liabilities in different tax jurisdictions, the net long-term assets and liabilities are reflected on the accompanying consolidated balance sheet as follows (in thousands):

	As of September 30,
	2012	2011
Long-term assets	$1,369	$732
Long-term liabilities	10,384	11,945
Net deferred tax liability—non-current	$9,015	$11,213

At September 30, 2012, the Company’s overseas subsidiaries held approximately $108 million of cumulative earnings. We do not provide for U.S. income taxes on these undistributed earnings as we do not have the intention or the need to repatriate these funds. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions as well as the manner and timing in which MAXIMUS would make these transactions. The amount of taxes that may be applicable on earnings planned to be reinvested indefinitely outside the United States is not readily determinable given the various tax planning alternatives the Company could employ should it decide to repatriate these earnings.

The Company had $9.5 million of net operating loss carryforwards in the United States at September 30, 2012, resulting in a deferred tax asset of $4.2 million. This balance relates exclusively to the losses held by PSI upon their acquisition in 2012. Although the ability of the Company to use these loss carryforwards will be restricted to an annual allowance, the Company has sufficient profits and time within the jurisdictions where losses have arisen to ensure that these losses will be utilized in full. Accordingly, no reserve has been recorded against these balances. These net operating loss carryforwards expire between 2027 and 2031.

The Company had $5.0 million of net operating loss carryforwards in Canada at September 30, 2012, compared with $4.0 million at September 30, 2011. This results in a deferred tax asset of $1.2 million and $1.0 million, respectively. A reserve of $1.1 million and $1.0 million was applied to these balances at September 30, 2012 and 2011, respectively. These net operating loss carryforwards expire through 2027 to 2031.

The Company had $3.4 million of net operating loss carryforwards relating to its United Kingdom subsidiary, resulting in a current deferred tax asset of $0.8 million. No valuation reserve has been recorded against this balance as management believes it will be recovered in full during the fiscal 2013 year. The net operating loss carryforward does not expire.

The Company had $1.2 million of net operating loss carryforwards relating to its Saudi Arabian subsidiary. This results in a deferred tax asset of $0.2 million, which has been fully reserved.

Cash paid for income taxes during the years ended September 30, 2012, 2011, and 2010 was $44.3 million, $45.2 million and $33.3 million, respectively.

The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The Company’s net unrecognized tax benefits totaled $1.1 million, $1.2 million and $1.5 million at September 30, 2012, 2011 and 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the annual effective income tax rate is $1.1 million at September 30, 2012.

The Company reports interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2012, 2011 and 2010, the Company recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2012, 2011 and 2010 includes approximately $0.4 million, $0.3 million and $0.3 million, respectively, of interest and penalties.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months as a result of settlement of expiration of statute of limitations, which could have an impact on the effective tax rate. It is not anticipated that this balance will exceed $0.1 million. The anticipated reversals are related to state tax items, none of which individually are significant.

The Company recognizes and presents uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30
	2012	2011	2010
Balance at beginning of year	$1,172	$1,553	$2,045
Additions based on tax positions related to the current year	—	—	45
Reductions for tax positions of prior years	—	—	(196)
Lapse of statute of limitations	(113)	(381)	—
Settlements	—	—	(341)
Balance at end of year	$1,059	$1,172	$1,553

The Company files income tax returns in the United States Federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2009 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2007. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. The Company is no longer subject to audit by tax authorities for overseas jurisdictions for years prior to 2005.

19. Quarterly information (unaudited)

Set forth below are selected quarterly income statement data for the fiscal years ended September 30, 2012 and 2011. The Company derived this information from unaudited quarterly financial statements that include, in the opinion of Company’s management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
	(In thousands, except per share data)
Fiscal Year 2012
Revenue:
Health Services	$158,043	$161,170	$170,403	$181,564
Human Services	81,560	82,282	95,950	119,172
Total revenue	239,603	243,452	266,353	300,736
Gross profit	59,847	64,766	78,701	84,629
Selling, general and administrative expenses	32,756	37,959	43,877	42,810
Operating income from continuing operations:
Health Services	16,783	18,202	25,652	19,982
Human Services	10,308	8,605	9,187	21,822
Consolidating adjustments	—	—	(15)	15
Acquisition-related expenses	—	233	1,877	766
Legal and settlement expenses (recovery), net	186	(824)	(352)	1,080
Operating income from continuing operations	26,905	27,398	33,299	39,973
Discontinued operations, net of income taxes
Income/(loss) from discontinued operations	—	—	—	—
Loss on disposal	46	62	9	(83)
Loss from discontinued operations	46	62	9	(83)
Net income	$17,704	$14,273	$20,485	$23,671
Basic earnings per share:
Income from continuing operations	$0.52	$0.42	$0.60	$0.70
Loss from discontinued operations	0.01	—	—	—
Basic earnings per share	$0.53	$0.42	$0.60	$0.70
Diluted earnings per share:
Income from continuing operations	$0.51	$0.41	$0.59	$0.68
Loss from discontinued operations	—	—	—	—
Diluted earnings per share	$0.51	$0.41	$0.59	$0.68

	Quarter Ended
	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
	(In thousands, except per share data)
Fiscal Year 2011
Revenue:
Health Services	$130,011	$137,779	$141,788	$156,303
Human Services	84,103	89,337	96,508	93,804
Total revenue	214,114	227,116	238,296	250,107
Gross profit	55,959	63,066	66,399	68,227
Selling, general and administrative expenses	28,667	33,572	35,259	34,560
Operating income from continuing operations:
Health Services	18,823	19,352	15,923	20,617
Human Services	8,503	10,123	14,908	13,288
Consolidating adjustments	(34)	19	309	(238)
Legal and settlement expense (recovery), net	—	—	361	(1,169)
Operating income from continuing operations	27,292	29,494	30,779	34,836
Discontinued operations, net of income taxes
Income/(loss) from discontinued operations	—	(265)	(65)	197
Loss on disposal	(105)	(554)	(3)	(179)
Loss from discontinued operations	(105)	(819)	(68)	18
Net income	$17,482	$18,219	$19,892	$25,575
Basic earnings per share:
Income from continuing operations	$0.51	$0.55	$0.58	$0.75
Loss from discontinued operations	—	(0.02)	(0.01)	—
Basic earnings per share	$0.51	$0.53	$0.57	$0.75
Diluted earnings per share:
Income from continuing operations	$0.50	$0.54	$0.56	$0.73
Loss from discontinued operations	(0.01)	(0.03)	—	—
Diluted earnings per share	$0.49	$0.51	$0.56	$0.73

20. Recent accounting pronouncements

In May 2011, the FASB issued new guidance on fair value disclosure. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for assets or liabilities which require valuation based upon a Company’s own information and assumptions. This guidance is effective for this year and has resulted in additional disclosures related to our acquisition related contingent consideration.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. We have adopted this accounting policy in this period. This adoption will not have any impact on our financial position or results of operations, but will impact our financial statement presentation.

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

21. Discontinued operations

On September 30, 2010, the Company sold its ERP division for cash proceeds of $5.6 million, net of transaction costs of $0.7 million, and recognized a pre-tax loss on sale of less than $0.1 million. The Company previously recorded a pre-tax loss on sale of $1.3 million in fiscal 2009. In 2011 the Company resolved a dispute with the buyer regarding the purchase price adjustment clause in their contract and recorded a loss of $1.7 million. The results of this business have been classified within discontinued operations below.

On May 2, 2008, the Company sold its Unison MAXIMUS, Inc. subsidiary for $6.5 million, including a promissory note of $6.4 million, which is fully reserved. The Company recorded a gain on sale of $0.1 million and $0.3 million for the years ended September 30, 2012 and 2011, respectively. The Company continues to monitor the payments on the note but no further gains are certain at this time.

The following table summarizes the operating results of the discontinued operations included in the Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2012	2011	2010
Revenue	$—	$—	$27,054
Income (loss) from operations before income taxes	$—	$(219)	$1,664
Provision for (benefit from) income taxes	—	(86)	624
Income (loss) from discontinued operations	$—	$(133)	$1,040
Gain (loss) on disposal before income taxes	$57	$(1,390)	$(45)
Provision for (benefit from) income taxes	23	(549)	(17)
Gain/(loss) on disposal	$34	$(841)	$(28)
Income (loss) from discontinued operations	$34	$(974)	$1,012

The Company made net payments of approximately $0.7 million in fiscal 2011 related to discontinued operations. These payments principally related to the settlement of customer and employee payments following the sale of the business.

22. Related party transactions

Governor James R. Thompson, one of our outside directors who the Company’s Board of Directors has determined to be independent, is Senior Chairman of the law firm of Winston & Strawn in Chicago. Winston & Strawn has provided certain legal services to the Company. Governor Thompson had no personal involvement in the services provided. In 2012, 2011 and 2010, the Company paid Winston & Strawn $341,015, $248,748, and $150,609 respectively.

23. Subsequent events

Dividend

On October 5, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend will be paid on November 30, 2012 to shareholders of record on November 15, 2012. Based on the number of shares outstanding, the payment will be approximately $3.1 million.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of September 30, 2012, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2012, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

Changes in Internal Control Over Financial Reporting.  Following the acquisition of PSI in April 2012, the Company commenced the process of aligning the processes and controls of PSI to MAXIMUS’ existing control environment. This process was ongoing during the last fiscal quarter and the alignment was completed by September 30, 2012.

With the exception of the above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of MAXIMUS, Inc. and our report dated November 16, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

November 16, 2012

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company’s Proxy Statement relating to its 2013 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	1,806,249	$3.29	1,647,669
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	1,806,249	$3.29	1,647,669

(1)                                 In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2012, all shares under the 2011 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

(2)                                Includes the 2011 Equity Incentive Plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXIMUS, INC.
Dated: November 16, 2012	By:	/s/ RICHARD A. MONTONI
Richard A. Montoni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD A. MONTONI	President, Chief Executive Officer and Director (principal executive officer)	November 16, 2012
Richard A. Montoni

/s/ DAVID N. WALKER	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 16, 2012
David N. Walker

/s/ PETER B. POND	Chairman of the Board of Directors	November 16, 2012
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	November 16, 2012
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 16, 2012
John J. Haley

/s/ PAUL R. LEDERER	Director	November 16, 2012
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	November 16, 2012
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	November 16, 2012
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	November 16, 2012
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	November 16, 2012
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Amended and Restated Bylaws of the Company.(2)
4.1	Specimen Common Stock Certificate.(3)
10.1	1997 Equity Incentive Plan, as amended.(4)*
10.2	First Amendment to the 1997 Equity Incentive Plan, as amended.(5)*
10.3	1997 Director Stock Option Plan, as amended.(6)*
10.4	1997 Employee Stock Purchase Plan, as amended.(7)*
10.5	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(8)*
10.6	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(5)*
10.7	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.8	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(5)*
10.9	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(9)*
10.10	Amended and Restated Income Continuity Program.(5)*
10.11	Deferred Compensation Plan, as amended.(5)*
10.12	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(10)
10.13	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(10)
10.14	Purchase Agreement between MAXIMUS, Inc. and UBS AG, London Branch, dated November 15, 2007.(11)
10.15

Revolving Credit Agreement, dated January 25, 2008, by and among MAXIMUS, Inc., as borrower, SunTrust Bank as administrative agent, issuing bank and swingline lender and the other lender parties thereto.(12)

10.16	Security Agreement, dated January 25, 2008, among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
10.17	Pledge Agreement, dated January 25, 2008, by and among MAXIMUS, Inc. and certain subsidiaries of MAXIMUS, Inc., in favor of SunTrust Bank.(12)
10.18	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009 (13)*
10.19	2011 Equity Incentive Plan. (14)
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.
101

The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

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

(14)         Filed as an exhibit to the Company’s Proxy Statement on Schedule 14A (File No. 1-12997) on January 27, 2012 and incorporated herein by reference.