Form 10-Q
period 2012-12-31
MAXIMUS INC
filed 2013-02-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, there were 34,086,283 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2012

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue	$286,266	$239,603
Cost of revenue	209,736	179,756
Gross profit	76,530	59,847
Selling, general and administrative expenses	42,222	32,756
Acquisition-related expenses	148	—
Legal and settlement expense	142	186
Operating income from continuing operations	34,018	26,905
Interest and other income, net	1,106	1,104
Income from continuing operations before income taxes	35,124	28,009
Provision for income taxes	13,341	10,351
Income from continuing operations	21,783	17,658

Discontinued operations, net of income taxes:
Loss from discontinued operations	(503)	—
Gain on disposal	36	46
Income (loss) from discontinued operations	(467)	46

Net income	$21,316	$17,704

Basic earnings (loss) per share:
Income from continuing operations	$0.64	$0.52
Income (loss) from discontinued operations	(0.01)	0.01
Basic earnings per share	$0.63	$0.53

Diluted earnings (loss) per share:
Income from continuing operations	$0.62	$0.51
Income (loss) from discontinued operations	(0.01)	—
Diluted earnings per share	$0.61	$0.51

Dividends paid per share	$0.09	$0.09

Weighted average shares outstanding:
Basic	34,081	33,663
Diluted	34,876	34,557

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net income	$21,316	$17,704
Foreign currency translation adjustments	(603)	4,231
Comprehensive income	$20,713	$21,935

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,138	$189,312
Restricted cash	12,106	11,593
Accounts receivable — billed, net of reserves of $4,114 and $3,975	198,939	172,705
Accounts receivable — unbilled	11,387	10,539
Prepaid income taxes	4,711	3,800
Deferred income taxes	21,779	22,207
Prepaid expenses and other current assets	38,171	38,528
Total current assets	454,231	448,684

Property and equipment, net	58,284	58,798
Capitalized software, net	29,304	27,390
Goodwill	112,021	112,032
Intangible assets, net	24,129	25,330
Deferred contract costs, net	14,619	9,284
Deferred income taxes	833	1,369
Deferred compensation plan assets	9,373	9,220
Other assets, net	3,111	3,186
Total assets	$705,905	$695,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,826	$73,128
Accrued compensation and benefits	41,707	56,105
Deferred revenue	62,401	60,026
Current portion of long-term debt	176	178
Income taxes payable	1,785	3,100
Other accrued liabilities	6,819	6,599
Total current liabilities	195,714	199,136
Deferred revenue, less current portion	23,619	19,550
Long-term debt	1,494	1,558
Acquisition-related contingent consideration	401	406
Income taxes payable, less current portion	1,436	1,412
Deferred income taxes	8,323	10,384
Deferred compensation plan liabilities, less current portion	13,212	11,741
Total liabilities	244,199	244,187

Shareholders’ equity:
Common stock, no par value; 60,000 shares authorized; 56,866 and 56,516 shares issued and 34,086 and 33,985 shares outstanding at December 31, 2012 and September 30, 2012, at stated amount, respectively	403,706	395,967
Treasury stock, at cost; 22,780 and 22,531 shares at December 31, 2012 and September 30, 2012, respectively	(444,282)	(429,646)
Accumulated other comprehensive income	19,637	20,240
Retained earnings	482,645	464,545
Total shareholders’ equity	461,706	451,106
Total liabilities and shareholders’ equity	$705,905	$695,293

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$21,316	$17,704
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	467	(46)
Depreciation and amortization	9,975	6,111
Deferred income taxes	(611)	(2,424)
Non-cash equity based compensation	3,475	2,797

Change in assets and liabilities:
Accounts receivable — billed	(26,380)	(2,473)
Accounts receivable — unbilled	(845)	(418)
Prepaid expenses and other current assets	72	(1,621)
Deferred contract costs	(5,345)	790
Accounts payable and accrued liabilities	10,526	7,770
Accrued compensation and benefits	(7,694)	(10,553)
Deferred revenue	6,463	7,629
Income taxes	(2,233)	4,978
Other assets and liabilities	933	(2,688)
Cash provided by operating activities — continuing operations	10,119	27,556
Cash used in operating activities — discontinued operations	(493)	—
Cash provided by operating activities	9,626	27,556

Cash flows from investing activities:
Purchases of property and equipment	(7,087)	(2,554)
Capitalized software costs	(3,464)	(720)
Proceeds from note receivable	60	148
Proceeds from sale of discontinued operations	—	2,240
Cash used in investing activities	(10,491)	(886)

Cash flows from financing activities:
Repurchases of common stock	(15,403)	(9,749)
Employee tax withholding on restricted stock unit vesting	(6,677)	(3,088)
Tax benefit due to option exercises and restricted stock units vesting	2,365	1,740
Cash dividends paid	(3,064)	(3,023)
Stock option exercises	1,752	2,816
Repayment of long-term debt	(44)	—
Cash used in financing activities	(21,071)	(11,304)

Effect of exchange rate changes on cash and cash equivalents	(238)	2,732

Net increase/(decrease) in cash and cash equivalents	(22,174)	18,098

Cash and cash equivalents, beginning of period	189,312	172,950

Cash and cash equivalents, end of period	$167,138	$191,048

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended December 31, 2012 and 2011

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company”, “MAXIMUS”, “us”, “we”, or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2012 and 2011 and for each of the three years ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on November 16, 2012.

Certain financial results have been reclassified to conform with the current period presentation.

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2012	% (1)	2011	% (1)

Revenue:
Health Services	$175,998	100%	$158,043	100%
Human Services	110,268	100%	81,560	100%
Total	286,266	100%	239,603	100%

Gross profit:
Health Services	45,259	25.7%	35,999	22.8%
Human Services	31,271	28.4%	23,848	29.2%
Total	76,530	26.7%	59,847	25.0%

Selling, general, and administrative expense:
Health Services	24,633	14.0%	19,216	12.2%
Human Services	17,589	16.0%	13,540	16.6%
Total	42,222	14.7%	32,756	13.7%

Operating income from continuing operations:
Health Services	20,626	11.7%	16,783	10.6%
Human Services	13,682	12.4%	10,308	12.6%
Subtotal: Segment operating income	34,308	12.0%	27,091	11.3%
Acquisition-related expenses	148	NM	—	NM
Legal and settlement expense	142	NM	186	NM
Total	$34,018	11.9%	$26,905	11.2%

(1)                                 % of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2012	2011
Numerator:
Income from continuing operations	$21,783	$17,658
Income (loss) from discontinued operations	(467)	46
Net income	$21,316	$17,704

Denominator:
Basic weighted average shares outstanding	34,081	33,663

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	795	894
Denominator for diluted earnings per share	34,876	34,557

No shares were excluded from the computation in calculating the earnings per share for the three months ended December 31, 2012 or 2011.

4. PSI acquisition

On April 30, 2012 (the acquisition date), the Company acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (PSI). The final cash consideration of $63.4 million was agreed in the period ended December 31, 2012.

PSI supports clients in the administration of a number of health and human services programs exclusively within the United States. MAXIMUS acquired PSI, among other reasons, to strengthen its leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into the Company’s Health Services and Human Services segments.

The assets and liabilities of PSI are recorded in the Company’s financial statements at their fair values as of the date of the acquisition. An initial valuation was performed at September 30, 2012 and this valuation has been updated through December 31, 2012 (below, in thousands):

	Purchase Price Allocation
	Updated through September 30, 2012	Adjustments	Updated through December 31, 2012
Accounts receivable and unbilled receivables	$23,017	$—	$23,017
Other current assets	9,527	—	9,527
Deferred income taxes	1,931	198	2,129
Property and equipment	6,411	—	6,411
Other assets	1,332	—	1,332
Intangible assets	22,183	—	22,183
Total identifiable assets acquired	64,401	198	64,599

Accounts payable and other liabilities	20,666	—	20,666
Deferred revenue	19,696	79	19,775
Total liabilities assumed	40,362	79	40,441

Net identifiable assets acquired	24,039	119	24,158
Goodwill	39,161	129	39,290
Net assets acquired	$63,200	$248	$63,448

The Company has completed its evaluation of the valuation of the assets and liabilities acquired. The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Company’s two segments, Health Services and Human Services, based upon the respective valuations of the businesses. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

Included in the purchase price allocation are deferred taxes related to a net operating loss carryforward of $10.5 million.

5. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2012 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2012	$63,517	$48,515	$112,032
Changes to allocation of PSI purchase price	65	64	129
Foreign currency translation	(105)	(35)	(140)
Balance as of December 31, 2012	$63,477	$48,544	$112,021

The following table sets forth the components of intangible assets (in thousands):

	As of December 31, 2012			As of September 30, 2012
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Technology-based intangible assets	$9,062	$5,169	$3,893	$9,114	$4,909	$4,205
Customer contracts and relationships	20,136	3,720	16,416	20,167	3,082	17,085
Trademark	4,442	692	3,750	4,450	497	3,953
Non-compete arrangements	251	181	70	254	167	87
Total	$33,891	$9,762	$24,129	$33,985	$8,655	$25,330

The Company’s intangible assets have a weighted average remaining life of 6.1 years, comprising 4.6 years for technology-based intangible assets, 6.9 years for customer contracts and relationships, 4.7 years for the trademark, and 1.1 years for non-compete arrangements. Amortization expense for the three months ended December 31, 2012 and 2011 was $1.1 million and $0.3 million, respectively. Future amortization expense is estimated as follows (in thousands):

Nine months ended September 30, 2013	$3,427
Year ended September 30, 2014	3,963
Year ended September 30, 2015	3,887
Year ended September 30, 2016	3,830
Year ended September 30, 2017	3,431
Year ended September 30, 2018	2,728
Thereafter	2,863
Total	$24,129

6. Credit facilities

On January 25, 2008, the Company entered into a Revolving Credit Agreement providing for a senior secured revolving credit facility, with SunTrust Bank as administrative agent, issuing bank and swingline lender (the “Credit Facility”). The Credit Facility provides for a $35.0 million revolving line of credit commitment, which may be used (i) for revolving loans, (ii) for swingline loans, subject to a sublimit of $5.0 million, and (iii) to request the issuance of letters of credit on the Company’s behalf, subject to a sublimit of $25.0 million. The credit available under the Credit Facility may be used, among other purposes, to repurchase shares of the Company’s capital stock and to finance the ongoing working capital, capital expenditure and general corporate needs of the Company.

At December 31, 2012, the Credit Facility had issued five letters of credit totaling $15.5 million on behalf of the Company. Three letters of credit totaling $15.2 million may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. Two letters of credit totaling $0.3 million have been issued in relation to the Company’s insurance policies. These letters of credit are typically held over the life of the arrangement to which they related. At December 31, 2012, the Company has capacity to borrow, subject to covenant constraints, of up to $19.5 million under this agreement. In addition, two letters of credit for $3.0 million have been issued on behalf of the Company by another financial institution.

The Credit Facility matures on February 28, 2013, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must be terminated or cash collateralized.

The Company’s obligations under the Credit Facility are guaranteed by certain of the Company’s direct and indirect subsidiaries (collectively, the “Guarantors”) and are secured by substantially all of MAXIMUS’ and the Guarantors’ present and future tangible and intangible assets, including the capital stock of subsidiaries and other investment property.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. This balance is repayable in 38 remaining quarterly installments. At December 31, 2012, $1.7 million (1.7 million Canadian Dollars) were outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At December 31, 2012 and September 30, 2011, the Company had performance bond commitments totaling $50.4 million and $48.0 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2011, a school district (“District”) which was a SchoolMAX client initiated the dispute resolution process under their contract. The District raised a number of issues pertaining to services and products delivered under the contract. In April 2012, the District filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included in the current period as discontinued operations. The District has filed a motion to vacate the decision of the arbitration panel. In late 2012, the District asserted that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were asserted.

Flexible New Deal contract liabilities and contingent gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the three month period ended December 31, 2011, the Company received a one-time settlement payment of $2.7 million for revenue foregone and $1.7 million of cost recoveries, net of subcontractor expenses.

Acquired loss-making contract

During the fiscal year 2012, the Company identified a systems-integration contract acquired with PSI that was anticipated to record significant future losses. This obligation was treated as deferred revenue and disclosed in Note 5 of our financial statements for the year ended September 30, 2012. During December 2012, we were informed that our client may choose to terminate the contract for convenience which may result in a one-time, non-cash gain. At this time, no formal termination notice has been issued and no settlement agreement has been entered into. Accordingly, the Company is unable to estimate the benefit it may receive, if any, and continues to record the fair value of the obligation at acquisition, adjusted for subsequent transactions.

8. Stock Repurchase Programs

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2012, the Company repurchased 249,549 common shares at a cost of $14.6 million. The amount available for future repurchases was $114.6 million at December 31, 2012.

During the three month period ended December 31, 2011, the Company repurchased 236,700 common shares at a cost of $8.8 million. These purchases were authorized by a share repurchase plan previously adopted by the Board of Directors and replaced by the plan adopted in November 2011.

9. Recent accounting pronouncements

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date, which for us will be this current fiscal year. We do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

10. Subsequent Events

Dividend

On January 4, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2013, to shareholders of record on February 15, 2013.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on November 16, 2012.

Forward Looking Statements

From time to time, we may make forward-looking statements that are not historical facts, including statements about our confidence and strategies and our expectations about revenue, results of operations, profitability, current and future contracts, market opportunities, market demand or acceptance of our products and services. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be forward-looking statements. The words “could,” “estimate,” “future,” “intend,” “may,” “opportunity,” “potential,” “project,” “will,” “believes,” “anticipates,” “plans,” “expect” and similar expressions are intended to identify forward-looking statements. These statements may involve risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks are detailed in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended September 30, 2012 and incorporated herein by reference.

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

The Company is managed through two segments, Health Services and Human Services. The Health Services Segment provides a variety of business process outsourcing and administrative support services, as well as consulting services for state, provincial and federal programs, such as Medicaid, CHIP, Medicare, and the British Columbia Health Insurance Program. The Human Services Segment includes a variety of business process outsourcing, case management, job training, and support services for programs such as welfare-to-work, child support enforcement, K-12 special education, and other specialized consulting services.

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

Economic factors have also impacted international governments who are dealing with significant debt and unsustainable benefits programs. As a result, governments are looking for more affordable ways to effectively manage their social and benefits programs. For example, governments like the United Kingdom have implemented aggressive welfare reform measures as a means to better manage resources. As part of these efforts, the UK has utilized private vendors who can offer sophisticated solutions to help the government achieve desired outcomes. Companies like MAXIMUS may continue to benefit from the need for governments to find more cost-efficient ways to manage these public benefits programs.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2012	2011
Revenue	$286,266	$239,603
Gross profit	$76,530	$59,847
Selling, general and administrative expenses	$42,222	$32,756
Selling, general and administrative expenses as a percentage of revenue	14.7%	13.7%
Operating income from continuing operations excluding acquisition and legal and settlement expenses	34,308	27,091
Acquisition-related expenses	148	—
Legal and settlement expense	142	186

Operating income from continuing operations	$34,018	$26,905
Operating margin from continuing operations percentage	11.9%	11.2%

Interest and other income, net	1,106	1,104

Income from continuing operations before income taxes	$35,124	$28,009
Provision for income taxes	13,341	10,351
Income from continuing operations, net of income taxes	21,783	17,658
Income (loss) from discontinued operations, net of income taxes	(467)	46
Net income	$21,316	$17,704

Basic earnings (loss) per share:
Income from continuing operations	$0.64	$0.52
Income (loss) from discontinued operations	(0.01)	0.01
Basic earnings per share	$0.63	$0.53

Diluted earnings (loss) per share:
Income from continuing operations	$0.62	$0.51
Income (loss) from discontinued operations	(0.01)	—
Diluted earnings per share	$0.61	$0.51

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

The Company acquired PSI on April 30, 2012 and the financial results for the three month period ended December 31, 2012 include the performance of PSI. PSI contributed $34.1 million of revenue in this period. We provide organic revenue growth information to provide a framework for assessing how our business performed excluding the effects of acquisitions. Organic revenue growth comparisons between fiscal 2013 and fiscal 2012 are performed excluding all PSI revenues.

Constant currency revenue and organic growth are non-GAAP numbers. We believe that these numbers provide a useful basis for assessing the Company’s performance. The presentation of these non-GAAP numbers is not meant to be considered in isolation, or as an alternative to revenue growth or operating income as measures of performance.

Revenue for the three month period ended December 31, 2012 increased 19.5% to $286.3 million compared to the same period in the prior year. Of this growth, 14.2% was driven by the acquisition of PSI in 2012, 4.5% by organic growth and 0.8% from the benefits of foreign exchange. Both segments experienced organic growth. The drivers for each segment are discussed in greater detail below.

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

Acquisition-related expenses relate to costs incurred directly as a consequence of the acquisition of Policy Studies, Inc. (“PSI”) in fiscal 2012. During the current quarter, we incurred costs related to severance.

Operating income from continuing operations for the quarter ended December 31, 2012 was $34.0 million compared to the same period in the prior year of $26.9 million. Growth was driven by the acquisition of PSI, the ramp-up of the Work Programme in the United Kingdom and other organic growth from existing contracts and new work in both segments.

The provision for income taxes in the quarter ended December 31, 2012 was $13.3 million, reflecting an effective tax rate of 38.0%. The comparative charge in the quarter ended December 31, 2011 was $10.4 million, an effective rate of 37.0%. The tax rate has increased owing to an increased share of profits being anticipated in jurisdictions which have higher tax rates, notably for our domestic business, compared to the prior year.

Income from continuing operations, net of income taxes, was $21.8 million, or $0.62 per diluted share, for the three months ended December 31, 2012, compared with $17.7 million, or $0.51 per diluted share, for the same period in fiscal year 2012.

Health Services

	Three Months Ended December 31,
(dollars in thousands)	2012	2011

Revenue	$175,998	$158,043
Gross profit	45,259	35,999
Operating income	20,626	16,783

Operating margin percentage	11.7%	10.6%

Revenue increased by 11.4% to $176.0 million for the three month period ended December 31, 2012, compared to the same period in fiscal year 2012. Revenue growth was driven by the acquisition of PSI, and organic growth from new work, the expansion of existing contracts and higher volumes on transaction-based programs. Most notably, we experienced higher volumes in our Federal Medicare appeals business, we secured work related to health insurance exchanges and we continued to benefit from the shift of new populations from fee-for-service Medicaid into fully capitated Medicaid managed care. Our operating margin increased to 11.7% for the three month period ended December 31, 2012 compared to 10.6% in the prior year.  This margin expansion was a result of accretive, organic revenue growth from existing contracts. In addition, the operating margin in fiscal 2012 was tempered by margin dilution from a contract that experienced a temporary spike in low-margin revenue.

Human Services

	Three Months Ended December 31,
(dollars in thousands)	2012	2011

Revenue	$110,268	$81,560
Gross profit	31,271	23,848
Operating income	13,682	10,308

Operating margin percentage	12.4%	12.6%

Revenues increased 35.2% for the three month period ended December 31, 2012, compared to the same period in fiscal year 2012. Revenue growth was driven by the acquisition of PSI, as well as organic growth principally from our international welfare-to-work operations including the expected ramp-up from the Work Programme in the United Kingdom, and new work in Canada and Saudi Arabia. During the first quarter of fiscal 2012, revenue was tempered by the start-up of the Work Programme because revenue is derived from both fixed fees, which are deferred over the period of engagement with a jobseeker, and outcome fees which are paid once a jobseeker remains employed for a specified period of time (typically six months). Accordingly, revenue in earlier periods was moderated by revenue deferral and the required time taken to achieve outcomes. These fees are now being earned as the contract reaches maturity.

Discontinued operations

During November 2012, the Company entered into arbitration with respect to certain legal matters pertaining to a business which was sold in 2008. No settlement was required as part of the arbitration but the Company incurred costs of $0.9 million in representing itself.

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

At December 31, 2012, the Company held $167.1 million in cash and cash equivalents. Approximately 75% of these funds were held in overseas locations, principally in Australia. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We have no requirement to repatriate these funds as we believe we have access to sufficient funds in the United States to fund our operations, capital outlays, dividends, share repurchases or any other requirements. Accordingly, we do not intend to repatriate these funds held overseas and we have not attempted to quantify the charges that might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and in the overseas jurisdictions as well as the manner and timing of these transactions.

The Company has a loan facility within the United States which is available to provide additional funds for working capital, capital expenditures, share repurchases or acquisitions. The facility is currently used solely to issue letters of credit at a value of $15.5 million and, accordingly, an additional $19.5 million was available to borrow, subject to covenant restrictions, at December 31, 2012. The loan facility will expire at the end of February 2013 and management are currently in the process of finalizing a new agreement. The Company has no other indebtedness, with the exception of $3.0 million in letters of credit held with other financial institutions, a $1.7 million interest-free loan from the Atlantic Innovation Fund of Canada, the funds of which must be used for certain investment projects in Prince Edward Island, and performance bond commitments of $50.4 million. The letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default of our obligations under each contract, the probability of which we believe is remote.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms which can vary based upon a number of factors, including contract type. In certain contracts, particularly international welfare-to-work contracts, cash receipts are structured around our performance, which may take several quarters to be realized. In these cases, contracts will typically result in cash outflows over the early period of the contract and the ultimate cash flows of the contract will be subject to risk until the performance outcomes are known. Certain contracts require significant financial outlay in terms of capital assets and in reimbursable start-up costs. These expenditures result in our use of cash which may be reimbursed during the set-up phase or over the life of the contract. Related revenue may also be deferred during the set-up phase. At December 31, 2012, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2012	2011

Net cash provided by (used in):
Operating activities continuing operations	$10,119	$27,556
Operating activities — discontinued operations	(493)	—
Investing activities	(10,491)	(886)
Financing activities	(21,071)	(11,304)
Effect of exchange rate changes on cash and cash equivalents	(238)	2,732
Net increase/(decrease) in cash and cash equivalents	$(22,174)	$18,098

Cash flows provided by operating activities from continuing operations for the quarter ended December 31, 2012 were $10.1 million, compared with $27.6 million in the comparative quarter in fiscal year 2012. This decline occurred principally owing to short-term delays in cash collections  Such delays often happen during our first fiscal quarter owing to the number and timing of holidays. In addition, the Company’s tax payments in the quarter ended December 31, 2012 were $8.4 million higher than those in the comparative prior period. Such payments are principally driven by higher taxes as well as changes to management’s estimated tax positions during the year.

Cash outflows from discontinued operations relate exclusively to the costs of arbitration in resolving a legal matter for a discontinued line of business.

Cash used in investing activities from continuing operations for the three months ended December 31, 2012 was $10.5 million, compared to $0.9 million for the same period in fiscal year 2012. The Company has a number of projects commencing at this time, particularly within the United States, and has incurred significant capital expenditure in these areas. During the prior year, the Company received a payment of $2.2 million related to the sale of the Company’s ERP division during fiscal 2010.

Cash used in financing activities from continuing operations for the three months ended December 31, 2012 was $21.1 million, compared to $11.3 million for the same period in fiscal year 2012. This includes $15.4 million and $9.7 million of cash paid for acquisitions of the Company’s own shares in the quarters ended December 31, 2012 and 2011, respectively, and dividend payments of $3.1 million and $3.0 million in the quarters ended December 31, 2012 and December 31, 2011, respectively. Other differences are driven by the vesting of RSUs and the exercise of stock options in each period.

The Company’s cash balance decreased by $0.2 million in the current period owing to foreign exchange rate fluctuations.

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

	Three Months Ended December 31,
(dollars in thousands)	2012	2011

Cash provided by operating activities — continuing operations	$10,119	$27,556
Purchases of property and equipment	(7,087)	(2,554)
Capitalized software costs	(3,464)	(720)
Free cash flow from continuing operations	$(432)	$24,282

Repurchases of the Company’s common stock

The Company has repurchased 249,549 and 236,700 common shares at a cost of $14.6 million and $8.8 million, during the three month periods ended December 31, 2012 and 2011, respectively. At December 31, 2012, $114.6 million remains available for share repurchases under a board approved plan.

Dividend

On January 4, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2013, to shareholders of record on February 15, 2013.

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

During the three months ended December 31, 2012, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2012.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2011, a school district (“District”) which was a SchoolMAX client initiated the dispute resolution process under their contract. The District raised a number of issues pertaining to services and products delivered under the contract. In April 2012, the District filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included in the current period as discontinued operations. The District has filed a motion to vacate the decision of the arbitration panel. In late 2012, the District asserted that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were asserted.

Item 1A.               Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2012 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2012 — Oct. 31, 2012	126,500	$57.57	126,500	$120,120

Nov. 1, 2012 — Nov. 30, 2012	73,500	57.59	73,500	$116,690

Dec. 1, 2012 — Dec. 31, 2012	49,549	62.83	49,549	$114,614

Total	249,549	$58.62	249,549

(1)         On November 8, 2011, the Board of Directors replaced the existing share repurchase program with a new program, which authorizes the Company to purchase, at management’s discretion, up to $125.0 million of its common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: February 8, 2013	By:	/s/ David N. Walker
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii)  Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.