Form 10-Q
period 2013-03-31
MAXIMUS INC
filed 2013-05-10
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 34,155,217 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” and “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward- looking statements due to a number of factors, including without limitation,

•                                  a failure on our part to comply with federal, state or local laws governing our business, which might result in us being subject to fines, penalties and other sanctions;

•                                  a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•                                  the outcome of reviews or audits by federal, state and local governments, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•                                  matters related to businesses we have disposed of, discontinued or divested;

•                                  other factors set forth in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on November 16, 2012.

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$326,351	$243,452	$612,617	$483,055
Cost of revenue	228,907	178,686	438,643	358,442
Gross profit	97,444	64,766	173,974	124,613
Selling, general and administrative expenses	46,693	37,959	88,915	70,715
Acquisition-related expenses	16	233	164	233
Legal and settlement expenses/(recoveries), net	—	(824)	142	(638)
Operating income from continuing operations	50,735	27,398	84,753	54,303
Interest and other income, net	637	824	1,743	1,928
Income from continuing operations before income taxes	51,372	28,222	86,496	56,231
Provision for income taxes	19,658	14,011	32,999	24,362
Income from continuing operations	31,714	14,211	53,497	31,869

Discontinued operations, net of income taxes:
Loss from discontinued operations	(91)	—	(594)	—
Gain on disposal	66	62	102	108
Income (loss) from discontinued operations	(25)	62	(492)	108

Net income	$31,689	$14,273	$53,005	$31,977

Basic earnings (loss) per share:
Income from continuing operations	$0.93	$0.42	$1.57	$0.95
Income (loss) from discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.93	$0.42	$1.56	$0.95

Diluted earnings (loss) per share:
Income from continuing operations	$0.91	$0.41	$1.53	$0.92
Income (loss) from discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.91	$0.41	$1.52	$0.92

Dividends paid per share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding:
Basic	34,089	33,788	34,085	33,725
Diluted	34,954	34,728	34,917	34,638

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months Ended March 31,		Six months Ended March 31,
	2013	2012	2013	2012
Net income	$31,689	$14,273	$53,005	$31,977
Foreign currency translation adjustments	(965)	3,358	(1,568)	7,589
Comprehensive income	$30,724	$17,631	$51,437	$39,566

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,343	$189,312
Restricted cash	12,934	11,593
Accounts receivable — billed, net of reserves of $3,769 and $3,975	205,397	172,705
Accounts receivable — unbilled	18,689	10,539
Prepaid income taxes	11,517	3,800
Deferred income taxes	20,992	22,207
Prepaid expenses and other current assets	36,690	38,528
Total current assets	493,562	448,684

Property and equipment, net	58,845	58,798
Capitalized software, net	32,374	27,390
Goodwill	111,670	112,032
Intangible assets, net	22,874	25,330
Deferred contract costs, net	10,675	9,284
Deferred income taxes	1,249	1,369
Deferred compensation plan assets	9,831	9,220
Other assets, net	3,280	3,186
Total assets	$744,360	$695,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$80,553	$73,128
Accrued compensation and benefits	49,592	56,105
Deferred revenue	66,072	60,026
Current portion of long-term debt	172	178
Income taxes payable	4,434	3,100
Other accrued liabilities	9,018	6,599
Total current liabilities	209,841	199,136
Deferred revenue, less current portion	8,943	19,550
Long-term debt	1,420	1,558
Acquisition-related contingent consideration, less current portion	393	406
Income taxes payable, less current portion	1,460	1,412
Deferred income taxes	15,539	10,384
Deferred compensation plan liabilities, less current portion	13,573	11,741
Total liabilities	251,169	244,187

Shareholders’ equity:
Common stock, no par value; 100,000 and 60,000 shares authorized; 56,883 and 56,516 shares issued and 34,103 and 33,985 shares outstanding at March 31, 2013 and September 30, 2012, at stated amount, respectively	407,685	395,967
Treasury stock, at cost; 22,780 and 22,531 shares at March 31, 2013 and September 30, 2012, respectively	(444,282)	(429,646)
Accumulated other comprehensive income	18,672	20,240
Retained earnings	511,116	464,545
Total shareholders’ equity	493,191	451,106
Total liabilities and shareholders’ equity	$744,360	$695,293

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$53,005	$31,977
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	492	(108)
Depreciation and amortization	17,934	11,545
Deferred income taxes	6,757	(5,315)
Non-cash equity based compensation	7,062	5,633

Change in assets and liabilities:
Accounts receivable — billed	(33,311)	7,268
Accounts receivable — unbilled	(8,152)	(63)
Prepaid expenses and other current assets	(2,521)	(4,092)
Deferred contract costs	(1,413)	1,109
Accounts payable and accrued liabilities	8,728	12,298
Accrued compensation and benefits	(1,877)	(6,287)
Deferred revenue	(2,934)	11,291
Income taxes	(6,561)	8,910
Other assets and liabilities	2,285	(5,128)
Cash provided by operating activities — continuing operations	39,494	69,038
Cash used in operating activities — discontinued operations	(554)	—
Cash provided by operating activities	38,940	69,038

Cash flows from investing activities:
Purchases of property and equipment	(13,351)	(6,576)
Capitalized software costs	(8,240)	(1,832)
Proceeds from settlement of final PSI price	3,380	—
Proceeds from note receivable	172	272
Proceeds from sale of discontinued operations	—	2,240
Cash used in investing activities	(18,039)	(5,896)

Cash flows from financing activities:
Repurchases of common stock	(15,403)	(9,749)
Employee tax withholding on restricted stock unit vesting	(6,677)	(3,088)
Tax benefit due to option exercises and restricted stock units vesting	4,680	2,510
Cash dividends paid	(6,131)	(6,061)
Stock option exercises	1,752	4,775
Repayment of long-term debt	(87)	—
Cash used in financing activities	(21,866)	(11,613)

Effect of exchange rate changes on cash and cash equivalents	(1,004)	5,058

Net increase/(decrease) in cash and cash equivalents	(1,969)	56,587

Cash and cash equivalents, beginning of period	189,312	172,950

Cash and cash equivalents, end of period	$187,343	$229,537

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2013 and 2012

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain financial results have been reclassified to conform with the current period presentation.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the valuation of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2012 and 2011 and for each of the three years ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on November 16, 2012.

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)

Revenue:
Health Services	$197,948	100%	$161,170	100%	$373,946	100%	$319,213	100%
Human Services	128,403	100%	82,282	100%	238,671	100%	163,842	100%
Total	326,351	100%	243,452	100%	612,617	100%	483,055	100%

Gross Profit:
Health services	54,651	28%	41,137	26%	99,910	27%	77,136	24%
Human Services	42,793	33%	23,629	29%	74,064	31%	47,477	29%
Total	97,444	30%	64,766	27%	173,974	28%	124,613	26%

Selling, general, and administrative expense:
Health Services	25,742	13%	22,935	14%	50,375	13%	42,151	13%
Human Services	21,334	17%	15,024	18%	38,923	16%	28,564	17%
Corporate/Other	(383)	NM	—	NM	(383)	NM	—	NM
Total	46,693	14%	37,959	16%	88,915	15%	70,715	15%

Operating income from continuing operations:
Health services	28,909	15%	18,202	11%	49,535	13%	34,985	11%
Human Services	21,459	17%	8,605	10%	35,141	15%	18,913	12%
Corporate/Other	383	NM	—	NM	383	NM	—	NM
Subtotal:
Segment Operating Income	50,751	16%	26,807	11%	85,059	14%	53,898	11%
Acquisition-related expenses	16	NM	233	NM	164	NM	233	NM
Legal and settlement expenses/(recoveries), net	—	NM	(824)	NM	142	NM	(638)	NM
Total	$50,735	16%	$27,398	11%	$84,753	14%	$54,303	11%

(1)           Percentage of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$31,714	$14,211	$53,497	$31,869
Income (loss) from discontinued operations	(25)	62	(492)	108
Net income	$31,689	$14,273	$53,005	$31,977

Denominator:
Basic weighted average shares outstanding	34,089	33,788	34,085	33,725

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	865	940	832	913
Denominator for diluted earnings (loss) per share	34,954	34,728	34,917	34,638

No shares were excluded from the computation in calculating the earnings per share for the three or six months ended March 31, 2013 or 2012.

4. Credit facilities

On March 15, 2013, the Company entered into an unsecured five-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit agreement entered into in January 2008. The Credit Agreement provides for a revolving line of credit up to $100 million which may be used for revolving loans, swingline loans, subject to a sublimit of $5 million, and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital expenses, capital expenditures and acquisitions.  The arrangement terminates on March 15, 2018, at which time all outstanding borrowings must be repaid.

The interest rates under the Credit Agreement are floating rates that, at the Company’s option, equal a base rate, a Eurodollar rate or an index rate plus, in each case, an applicable percentage based upon the Company’s total leverage ratio.

At March 31, 2013, the Company’s only borrowings under the Credit Agreement were five letters of credit totaling $15.5 million. These letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million are held with another financial institution to cover similar obligations.

The Credit Agreement requires the Company to comply with certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio.  The Company was in compliance with all covenants as of March 31, 2013. The obligations of the Company under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. In the event that the Company’s total leverage ratio exceeds 2.5:1.0 or the Company incurs a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the Company and certain of its subsidiaries.  At March 31, 2013, our total leverage ratio was less than 0.5:1.0.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. This balance is repayable in 37 remaining quarterly installments. At March 31, 2013, $1.6 million (1.6 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At March 31, 2013 and September 30, 2012, the Company had performance bond commitments totaling $47.4 million and $48.0 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

5. PSI acquisition

On April 30, 2012 (the acquisition date), the Company acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (PSI) for cash consideration of $63.4 million.

PSI supports government clients in the administration of a number of health and human services programs exclusively within the United States. MAXIMUS acquired PSI, among other reasons, to strengthen its leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into the Company’s Health Services and Human Services segments.

The assets and liabilities of PSI are recorded in the Company’s financial statements at their fair values as of the date of the acquisition. An initial valuation was performed at September 30, 2012 and this valuation has been updated through March 31, 2013 (below, in thousands):

	Purchase Price Allocation
	Updated through September 30, 2012	Adjustments	Updated through March 31, 2013
Accounts receivable and unbilled receivables	$23,017	$—	$23,017
Other current assets	9,527	—	9,527
Deferred income taxes	1,931	198	2,129
Property and equipment	6,411	—	6,411
Other assets	1,332	—	1,332
Intangible assets	22,183	—	22,183
Total identifiable assets acquired	64,401	198	64,599

Accounts payable and other liabilities	20,666	—	20,666
Deferred revenue	19,696	79	19,775
Total liabilities assumed	40,362	79	40,441

Net identifiable assets acquired	24,039	119	24,158
Goodwill	39,161	129	39,290
Net assets acquired	$63,200	$248	$63,448

The Company has completed its valuation of the assets and liabilities acquired. The identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Company’s two segments, Health Services and Human Services, based upon the respective valuations of the businesses. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

Included in the purchase price allocation are deferred taxes related to a net operating loss carryforward of $10.5 million.

6. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2013 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2012	$63,517	$48,515	$112,032
Changes to allocation of PSI purchase price	65	64	129
Foreign currency translation	(268)	(223)	(491)
Balance as of March 31, 2013	$63,314	$48,356	$111,670

The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2013			As of September 30, 2012
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer contracts and relationships	$19,313	$3,589	$15,724	$20,167	$3,082	$17,085
Technology based intangible assets	8,981	5,419	3,562	9,114	4,909	4,205
Trademark	4,429	894	3,535	4,450	497	3,953
Non-compete arrangements	246	193	53	254	167	87
Total	$32,969	$10,095	$22,874	$33,985	$8,655	$25,330

The Company’s intangible assets have a weighted average remaining life of 6.0 years, comprising 6.7 years for customer contracts and relationships, 4.4 years for technology-based intangible assets, 4.4 years for the trademark, and 0.8 years for non-compete arrangements. Amortization expense for the six months ended March 31, 2013 and 2012 was $2.3 million and $0.6 million, respectively. Estimated future amortization expense is as follows (in thousands):

Six months ended September 30, 2013	$2,245
Year ended September 30, 2014	3,948
Year ended September 30, 2015	3,873
Year ended September 30, 2016	3,816
Year ended September 30, 2017	3,416
Year ended September 30, 2018	2,716
Thereafter	2,860
Total	$22,874

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

Flexible New Deal contract liabilities and contingent gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the six month period ended March 31, 2012, the Company received a one-time settlement payment of $2.7 million for revenue foregone and $1.7 million of cost recoveries, net of subcontractor expenses.

Acquired loss-making contract

As part of the acquisition of PSI in April 2012, the Company acquired a systems-integration contract which was anticipated to record significant future losses. The fair value of the obligation to provide these services at a loss was calculated and recorded on the Company’s balance sheet at acquisition as deferred revenue of $15.1 million.

In February 2013, the Company received a formal notice of termination for convenience for this contract. The work was terminated as part of a broad, state-wide initiative to focus resources on a select number of projects.

With the termination of this agreement, the Company will reimburse the client for certain funds received and will provide services in consideration for the termination. All other obligations to provide services have been extinguished and no material future costs will be incurred. Accordingly, revenue of $16.0 million has been recognized in the three and six month period ended March 31, 2013. In addition, costs of $5.1 million, including costs which had been deferred, were recognized in this period for an operating profit of $10.9 million.

8. Stock Repurchase Programs

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2013, the Company repurchased 249,549 common shares at a cost of $14.6 million. The amount available for future repurchases was $114.6 million at March 31, 2013.

During the six month period ended March 31, 2012, the Company repurchased 236,700 common shares at a cost of $8.8 million. These purchases were authorized by a share repurchase plan previously adopted by the Board of Directors and replaced by the plan adopted in November 2011.

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

10. Subsequent Events

Dividend

On April 5, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2013, to shareholders of record on May 15, 2013.

On April 16, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share. The dividend is payable on June 28, 2013, to shareholders of record on June 14, 2013.

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

Business Overview

We provide business process outsourcing services to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs. Founded in 1975, we are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our expertise, experience and advanced technological solutions to help government agencies run efficient, cost-effective programs and to improve program accountability, while enhancing the quality of services provided to program beneficiaries.

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

Within the United States, the Company’s core competencies place it in a strong position to assist governments with many of the facets of the Affordable Care Act, as well as other health and human services initiatives. Many states are proceeding with the provision of health insurances exchanges and addressing other requirements mandated by law. These changes, coupled with other federal mandates and local initiatives, place a significant burden on state governments at a time of increasing demand for critical services from the most vulnerable members of society. Many states have taken steps to control costs and increase the effectiveness of their social programs, such as Medicaid by shifting more populations to managed care, increasing co-pays, reducing provider rates, and modifying benefits. As more populations shift into Medicaid managed care, demand for our administrative services and program volumes generally increases.

International governments have unique local issues to address in addition to general global economic factors. Our international contracts are typically driven by welfare reforms designed to better manage resources and our compensation under these contracts is frequently tied to our ability to move people off public benefits and into long-term employment. Companies like MAXIMUS may benefit from the need for governments to reform certain benefits programs.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Revenue	$326,351	$243,452	$612,617	$483,055
Gross profit	$97,444	$64,766	$173,974	$124,613
Selling, general and administrative expenses	$46,693	$37,959	$88,915	$70,715
Selling, general and administrative expense as a percentage of revenue	14.3%	15.6%	14.5%	14.6%

Acquisition-related expenses	16	233	164	233
Legal and settlement expenses/(recoveries), net	—	(824)	142	(638)

Operating income from continuing operations	$50,735	$27,398	$84,753	$54,303
Operating margin from continuing operations percentage	15.5%	11.3%	13.8%	11.2%

Interest and other income, net	637	824	1,743	1,928

Income from continuing operations before income taxes	51,372	28,222	86,496	56,231
Provision for income taxes	19,658	14,011	32,999	24,362
Tax rate	38.3%	49.6%	38.2%	43.3%

Income from continuing operations, net of income taxes	$31,714	$14,211	$53,497	$31,869
Income (loss) from discontinued operations, net of income taxes	$(25)	$62	$(492)	$108
Net income	$31,689	$14,273	$53,005	$31,977

Basic earnings (loss) per share:
Income from continuing operations	$0.93	$0.42	$1.57	$0.95
Income (loss) from discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.93	$0.42	$1.56	$0.95

Diluted earnings (loss) per share:
Income from continuing operations	$0.91	$0.41	$1.53	$0.92
Income (loss) from discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.91	$0.41	$1.52	$0.92

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

The results for the three and six month periods ended March 31, 2013 were affected by a one-time benefit from the termination of a system-integration contract acquired with PSI. This termination resulted in one-time, non-cash benefits to revenue and operating profit of $16.0 million and $10.9 million, respectively. Although contract terminations for convenience do occur within our business, they are infrequent. In addition, this termination is unusual due to the significant effect of the transaction, which is highly unlikely to be repeated, as it involves deferred revenue from the PSI acquisition and does not reflect the underlying business operations of the Company. Accordingly, we discuss below the results of the business both including and excluding the effect of this contract termination. We believe the presentation of revenue,  operating income, operating margins and earnings per share excluding the effect of this contract termination provide a useful basis for assessing the Company’s performance compared to prior periods or our competitors. However, these numbers are “non-GAAP” numbers and are not meant to be considered in isolation or as alternatives to their GAAP equivalents as measures of performance.

Revenue for the three month period ended March 31, 2013 increased 34.1% to $326.4 million, compared to the comparative period in the prior year. Of this growth, 15.2% was driven by organic growth, approximately 12.7% was driven by contracts acquired with the acquisition of PSI and 6.6% was driven by the contract termination discussed above. The effects of currency translation compared to the prior year comparative period reduced revenues by approximately $1.0 million, or 0.4%. Revenue for the six months ended March 31, 2013 increased 26.8% to $612.6 million, compared to the comparative period in the prior year. Of this growth, approximately 13.4% was driven by contracts acquired with the acquisition of PSI, 9.9% was driven by organic growth and 3.3% was driven by the contract termination. The effects of currency fluctuations year-over-year were insignificant. Both segments experienced organic growth. The principal drivers of the changes in the segments are discussed in more detail below.

Sales pipeline at March 31, 2013 was $2.3 billion, compared to $2.7 billion at December 31, 2012. The sales pipeline only reflects opportunities where the request for proposal (RFP) is expected to be released within the next six months. Under most circumstances, contract opportunities that are carried within the pipeline reflect the base contract value and do not include future option periods. Option periods are typically reported in the pipeline six months before they are eligible to be exercised. For contracts with the United States Federal Government, it is common to see a single year base contract with multiple options, whereas state, local and international contracts typically have longer base periods.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has declined in the quarter ended March 31, 2013, compared with the prior year. This decline is primarily driven by the benefit of the contract termination revenue as well as a significant amount of bid and proposal expenses in the prior period.

Acquisition-related expenses relate to the costs incurred directly as a consequence of the acquisition of PSI. The costs incurred in fiscal 2012 are principally legal fees related to the acquisition of the business. The charges in fiscal 2013 are principally severance charges.

Legal and settlement expenses/(recoveries), net consists of costs related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters, net of reimbursed insurance settlements. Legal expenses incurred in the ordinary course of business are included in selling, general and administrative expense. In fiscal 2012, the Company received the benefit of insurance recoveries related to a 2008 arbitration settlement. The Company is not anticipating any further recoveries at this time.

Operating income from continuing operations increased 85% to $50.7 million for the three months ended March 31, 2013 compared to the same period in the prior year. If the effect of the contract termination noted above is excluded, operating income growth would have been 45%. Operating income from continuing operations increased 56% to $84.8 million for the six months ended March 31, 2013 compared to the comparative period in the prior year. Excluding the effect of the contract termination noted above, growth would have been 36%. These increases were driven by the acquisition of PSI and organic growth in both segments.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal 2008. The balance also includes immaterial foreign exchange gains and losses and the noncontrolling interest of our operations in Saudi Arabia. Almost all of the income recorded represents income from interest on cash accounts in overseas jurisdictions.

The provision for income taxes in the three and six months ended March 31, 2013 was $19.7 million and $33.0 million, respectively, reflecting effective tax rates of 38.3% and 38.2%, respectively. The comparative tax rates in fiscal 2012 were higher owing to the correction of an immaterial error of $1.6 million related to prior years.

Income from continuing operations, net of income taxes, was $31.7 million, or $0.91 per diluted share, for the three months ended March 31, 2013, compared with $14.2 million, or $0.41 per diluted share, for the same period in fiscal year 2012. For the six month periods ended March 31, 2013 and 2012, income from continuing operations, net of income taxes was $53.5 million and $31.9 million, or $1.53 and $0.92 per diluted share, respectively. For the periods ending March 31, 2013, net income and diluted earnings per share included the one-time benefits of $6.5 million and $0.19, respectively, from the contract termination noted above.

Health Services

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2013	2012	2013	2012

Revenue	$197,948	$161,170	$373,946	$319,213
Gross profit	54,651	41,137	99,910	77,136
Operating income	28,909	18,202	49,535	34,985

Operating margin percentage	14.6%	11.3%	13.2%	11.0%

Revenue increased by 22.8% and 17.1% for the three and six month periods ended March 31, 2013, compared with the comparative periods in fiscal year 2012. The majority of the increases in both periods were driven by organic growth from new contracts, including work associated with state health insurance exchanges and strong volumes in our Federal Medicare appeals business. This organic growth increased revenue in the health segment by 15.3% and 9.1% for the three and six month periods ended March 31, 2013, compared with the comparative period in the prior fiscal year. The balance of the growth was driven by the acquisition of PSI, which took place in the third quarter of fiscal 2012.

Operating margin in fiscal 2012 was tempered by margin dilution from a contract that experienced a temporary spike in low-margin revenue due to the customer’s initiative to expand Medicaid managed care and the effect of a number of new programs in start-up phase, which typically result in lower margins or losses during start-up.

Human Services

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2013	2012	2013	2012

Revenue	$128,403	$82,282	$238,671	$163,842
Gross profit	42,793	23,629	74,064	47,477
Operating income	21,459	8,605	35,141	18,913

Operating margin percentage	16.7%	10.5%	14.7%	11.5%

Revenues increased 56.1% and 45.7% for the three and six month periods ended March 31, 2013, compared to the same periods in fiscal year 2012. Of this growth, 22.7% and 24.2% was driven by revenues related to contracts acquired with PSI, 14.9% and 11.3% was driven by organic growth and 19.5% and 9.8% was driven by the contract termination noted above. This revenue growth affected by currency fluctuations, which reduced revenue by 1.1% for the three month period ended March 31, 2013, compared to the comparable period in the prior year, but increased revenue marginally over the six month period ended March 31, 2013.

Organic growth was driven by our international welfare-to-work businesses, including the anticipated ramp-up of the United Kingdom business and new work in Canada and Saudi Arabia. Within the United Kingdom, we recognize revenues related to both our ability to place jobseekers in sustained employment over a period of time, typically periods in excess of three or six months, as well as receiving fixed fees for managing individuals seeking work for a period of time. During fiscal 2012, the contract had only just started and, accordingly, the Company had both a small population of individuals with which to work and had not had sufficient time to earn significant fees for successful sustained employment outcomes. During fiscal year 2013, the contract has matured to the point where populations have reached the period of sustained employment where revenue can be recognized.

The operating profit margin for the three and six months ended March 31, 2013 has received a significant benefit from the termination of the project. Excluding this transaction, the Company would have recorded an operating profit margin of 9.4% and 10.9% for the respective periods. A reconciliation to these non-GAAP numbers is provided below.

(dollars in thousands)	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013

Revenue	$128,403	$238,671
Less revenue from terminated contract	(16,035)	(16,035)
Revenue excluding terminated contract	$112,368	$222,636

Operating income	$21,459	$35,141
Less operating income from terminated contract	(10,900)	(10,900)
Operating income excluding terminated contract	$10,559	$24,241

Operating margin percentage excluding terminated contract	9.4%	10.9%

Discontinued operations

During fiscal year 2013, the Company incurred $1.0 million related to arbitration proceedings pertaining to a discontinued operation.

During fiscal years 2012 and 2013, the Company recorded gains on sale from the disposal of a business in 2008. The terms of the sale included a promissory note. At March 31, 2013, the promissory note had a value of $3.4 million and is fully reserved. No further payments are certain at this time. The Company recorded pre-tax gains of $0.1 million in the three month periods ended March 31, 2013 and 2012 and recorded pre-tax gains of $0.2 million and $0.1 million for the six month periods ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

In March 2013, the Company entered into an unsecured, five-year revolving credit agreement (the “Credit Agreement”) with SunTrust Robinson Humphrey as arranger and book manager with Bank of America N.A. and HSBC USA N.A. as co-syndication agents. The Credit Agreement provides for a revolving line of credit up to $100 million and is available for general corporate purposes including working capital expenses, capital expenditures and certain permitted acquisitions. The Credit Agreement charges borrowings at a base rate, a Eurodollar rate or an index rate plus an applicable percentage based upon the Company’s total leverage ratio. The Company is required to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge ratio, as well as customary restrictions on liens, sales of assets, restrictive agreements, affiliate transactions and other matters. In the event that the Company’s total leverage ratio equals or exceeds 2.5:1.0, the Credit Agreement also includes restrictions or limits on the Company’s ability to incur or guarantee additional indebtedness, make loans or investments, declare dividends or buy back common stock. At March 31, 2013, the Company was in compliance with all covenants. At March 31, 2013, the Company’s only indebtedness under the Credit Agreement relates to letters of credit of $15.5 million, which is consistent with the balance outstanding at September 30, 2012. Accordingly, the Company has access to up to $84.5 million of funds from the Credit Agreement. The Company’s only other indebtedness comprises two letters of credit totaling $3.0 million ($3.0 million at September 30, 2012) and a $1.6 million ($1.7 million at September 30, 2012) interest-free loan from the Atlantic Innovation Fund of Canada, the proceeds of which must be used for specific purposes.

At March 31, 2013, the Company held $187.3 million in cash and cash equivalents. Approximately 70% of these funds are held in overseas locations. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions as well as the manner and timing in which MAXIMUS would make these transactions.

In general, although some overseas locations have required initial investment, the Company has been able to utilize cash flows from operations to fund working capital and capital expenditure requirements in all locations in which it has operated and the Company continues to expect that this will be the case. In addition, domestic cash flows have been sufficient to cover operating requirements as well as dividends, share repurchases and acquisitions. The principal source of these cash inflows are payments from customers, the timing of which may be driven by billing schedules and payment terms. Where contracts are performance-based, a project may experience cash outflows for several quarters before cash inflows are received. In addition, the Company has faced short-term delays in payments from certain customers, typically domestic customers, all of which were ultimately recovered. The Company believes that the combination of strong cash flows, large cash balances and access to the new credit facility should be sufficient to maintain liquidity in the event of protracted delays in payments although extended payment delays would adversely affect cash flows and the Company’s costs.

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2013	2012

Net cash provided by (used in):
Operating activities — continuing operations	$39,494	$69,038
Operating activities — discontinued operations	(554)	—
Investing activities — continuing operations	(18,039)	(5,896)
Financing activities — continuing operations	(21,866)	(11,613)
Effect of exchange rate changes on cash and cash equivalents	(1,004)	5,058
Net increase (decrease) in cash and cash equivalents	$(1,969)	$56,587

Cash provided by operating activities from continuing operations for the six months ended March 31, 2013 was $39.5 million, compared with $69.0 million in the same period in fiscal year 2012. The decline is driven by a combination of increased working capital from the growth of the business as well as payment delays from two large contracts in the United States. The delays relate to administrative delays on the part of the clients. However, we anticipate the payment process to improve during the fiscal year.

Cash flows from discontinued operations relate to arbitration expenses incurred in addressing legal matters for a discontinued line of business.

Cash used in investing activities from continuing operations for the six months ended March 31, 2013 was $18.0 million, compared to $5.9 million for the same period in fiscal year 2012. The increase was caused by increased property plant & equipment and capitalized software from new project start-ups, the acquisition of PSI and general corporate growth.

Cash used in financing activities from continuing operations for the six months ended March 31, 2013 was $21.9 million, compared to $11.6 million for the same period in fiscal year 2012. The principal driver of the increase was an increase of $5.7 million for share repurchases of common stock, an increase of $3.6 million related to employee tax withholding on restricted stock units and a reduction of $3.0 million of funds received from employee stock transactions. In the first half of fiscal 2012, 300,000 stock options were exercised, compared with 125,000 stock options in the first half of fiscal 2013. Cash flows related to employee tax withholding on restricted stock units also increased, offset by increased tax benefits from restricted stock releases and option exercises. These increases were both driven by the increase in the MAXIMUS stock price.

The Company’s cash balance decreased by $1.0 million in the six-month period ended March 31, 2013 owing to foreign exchange rate fluctuations. The principal driver of this change was the weakening of the British Pound against the United States Dollar.

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

	Six Months Ended March 31,
(dollars in thousands)	2013	2012

Cash provided by operating activities — continuing operations	$39,494	$69,038
Purchases of property and equipment	(13,351)	(6,576)
Capitalized software costs	(8,240)	(1,832)
Free cash flow from continuing operations	$17,903	$60,630

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2012, the Company repurchased 249,549 common shares at a cost of $14.6 million. No repurchases occurred during the three month period ended March 31, 2013. At March 31, 2013, $114.6 million is available for future stock repurchases. Under an earlier repurchase plan, the Company repurchased 236,700 common shares at a cost of $8.8 million, during the six month period ended March 31, 2012.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At March 31, 2013, the Company had letters of credit totaling $18.5 million and performance bond commitments totaling $47.4 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On April 5, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 for each share of the Company’s common stock outstanding. The dividend is payable on May 31, 2013, to shareholders of record on May 15, 2013.

On April 16, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share. The dividend is payable on June 28, 2013, to shareholders of record on June 14, 2013.

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

During the three months ended March 31, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

MAXIMUS, INC.

Date: May 10, 2013	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i)	Articles of Amendment of Amended and Restated Articles of Incorporation.

10.1

Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Robinson Humphrey as Administrative Agent and other lenders party thereto (filed as as exhibit to the Company’s Current Report on Form 8-K filed on March 21, 2013 and incorporated herein by reference).*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

* Portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and filed separately with the Securities and Exchange Commission.