Form 10-Q
period 2013-06-30
MAXIMUS INC
filed 2013-08-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 68,192,354 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	$334,323	$266,353	$946,940	$749,408
Cost of revenue	239,763	187,652	678,406	546,094
Gross profit	94,560	78,701	268,534	203,314
Selling, general and administrative expenses	49,181	43,877	138,096	114,592
Acquisition-related expenses	1,174	1,877	1,500	2,110
Legal and settlement expenses/(recoveries), net	(182)	(352)	(202)	(990)
Operating income from continuing operations	44,387	33,299	129,140	87,602
Interest and other income, net	701	1,164	2,444	3,092
Income from continuing operations before income taxes	45,088	34,463	131,584	90,694
Provision for income taxes	17,052	13,987	50,051	38,349
Income from continuing operations	28,036	20,476	81,533	52,345

Discontinued operations, net of income taxes:
Loss from discontinued operations	(3)	—	(597)	—
Gain on disposal	67	9	169	117
Income (loss) from discontinued operations	64	9	(428)	117

Net income	$28,100	$20,485	$81,105	$52,462

Basic earnings (loss) per share:
Income from continuing operations	$0.41	$0.30	$1.20	$0.77
Income (loss) from discontinued operations	—	—	(0.01)	0.01
Basic earnings per share	$0.41	$0.30	$1.19	$0.78

Diluted earnings (loss) per share:
Income from continuing operations	$0.40	$0.29	$1.17	$0.75
Income (loss) from discontinued operations	—	—	(0.01)	0.01
Diluted earnings per share	$0.40	$0.29	$1.16	$0.76

Dividends paid per share	$0.045	$0.045	$0.135	$0.135

Weighted average shares outstanding:
Basic	68,162	67,946	68,168	67,615
Diluted	69,867	69,736	69,864	69,440

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months Ended June 30,		Nine months Ended June 30,
	2013	2012	2013	2012
Net income	$28,100	$20,485	$81,105	$52,462
Foreign currency translation adjustments	(18,454)	(4,120)	(20,022)	3,469
Comprehensive income	$9,646	$16,365	$61,083	$55,931

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,911	$189,312
Restricted cash	12,313	11,593
Accounts receivable — billed, net of reserves of $3,293 and $3,975	221,319	172,705
Accounts receivable — unbilled	16,329	10,539
Prepaid income taxes	3,359	3,800
Deferred income taxes	25,183	22,207
Prepaid expenses and other current assets	36,466	38,528
Total current assets	502,880	448,684

Property and equipment, net	63,371	58,798
Capitalized software, net	36,106	27,390
Goodwill	109,295	112,032
Intangible assets, net	21,596	25,330
Deferred contract costs, net	11,695	9,284
Deferred income taxes	1,167	1,369
Deferred compensation plan assets	9,768	9,220
Other assets, net	3,180	3,186
Total assets	$759,058	$695,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$87,689	$73,128
Accrued compensation and benefits	55,052	56,105
Deferred revenue	66,009	60,026
Current portion of long-term debt	167	178
Income taxes payable	8,537	3,100
Other liabilities	8,715	6,599
Total current liabilities	226,169	199,136
Deferred revenue, less current portion	7,939	19,550
Long-term debt	1,333	1,558
Acquisition-related contingent consideration, less current portion	380	406
Income taxes payable, less current portion	1,460	1,412
Deferred income taxes	16,711	10,384
Deferred compensation plan liabilities, less current portion	14,093	11,741
Total liabilities	268,085	244,187

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 67,981 and 67,970 shares issued and outstanding at June 30, 2013 and September 30, 2012, at stated amount, respectively	411,444	395,967
Accumulated other comprehensive income	218	20,240
Retained earnings	79,311	34,899
Total shareholders’ equity	490,973	451,106
Total liabilities and shareholders’ equity	$759,058	$695,293

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$81,105	$52,462
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	428	(117)
Depreciation and amortization	25,763	18,513
Deferred income taxes	3,030	(4,628)
Non-cash equity based compensation	10,708	8,841

Change in assets and liabilities:
Accounts receivable — billed	(50,072)	7,084
Accounts receivable — unbilled	(5,921)	218
Prepaid expenses and other current assets	(2,522)	(8,245)
Deferred contract costs	(2,451)	1,319
Accounts payable and accrued liabilities	16,480	(3,274)
Accrued compensation and benefits	6,941	(4,020)
Deferred revenue	(2,940)	11,161
Income taxes	5,989	9,541
Other assets and liabilities	2,624	(3,794)
Cash provided by operating activities — continuing operations	89,162	85,061
Cash used in operating activities — discontinued operations	(587)	—
Cash provided by operating activities	88,575	85,061

Cash flows from investing activities:
Purchases of property and equipment	(24,869)	(11,884)
Capitalized software costs	(13,652)	(2,850)
Acquisition of business, net of cash acquired	—	(66,000)
Proceeds from settlement of final PSI price	3,380	—
Proceeds from note receivable	285	299
Proceeds from sale of discontinued operations	—	2,240
Cash used in investing activities	(34,856)	(78,195)

Cash flows from financing activities:
Repurchases of common stock	(27,814)	(9,889)
Employee tax withholding on restricted stock unit vesting	(8,868)	(4,445)
Tax benefit due to option exercises and restricted stock units vesting	4,680	3,475
Cash dividends paid	(9,202)	(9,117)
Stock option exercises	1,840	6,411
Repayment of long-term debt	(130)	—
Cash used in financing activities	(39,494)	(13,565)

Effect of exchange rate changes on cash and cash equivalents	(15,626)	2,649

Net decrease in cash and cash equivalents	(1,401)	(4,050)

Cash and cash equivalents, beginning of period	189,312	172,950

Cash and cash equivalents, end of period	$187,911	$168,900

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2013 and 2012

1. Organization and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain financial results have been reclassified to conform with the current period presentation.

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the valuation of goodwill, and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates.

On April 16, 2013, the Company’s Board of Directors declared a two-for-one stock split in the form of a dividend of one share for each outstanding share for shareholders of record on June 14, 2013. The additional shares were distributed on June 28, 2013. This stock-split did not affect the proportionate interests that stockholders maintained in the Company. All common stock and per share amounts have been adjusted for the stock split. Our previously repurchased shares constitute authorized but unissued shares and, accordingly, the Company has reclassified these amounts from treasury stock to retained earnings.

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2012 and 2011 and for each of the three years ended September 30, 2012, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 filed with the Securities and Exchange Commission on November 16, 2012.

2. Acquisitions

Health Management Limited

On July 1, 2013 (the acquisition date), the Company acquired 100% of the share capital of Health Management Limited (HML) for total consideration of $79.0 million (£51.9 million). The consideration is comprised of $71.4 million (£46.9 million) in cash and 202,972 shares of MAXIMUS stock worth $7.6 million (£5.0 million) of MAXIMUS stock. In addition, the Company incurred $0.9 million of expenses directly related to the transaction, including legal fees, due diligence expenses and duty related to the transfer of assets. These fees have been recorded as acquisition-related expenses for the three and nine months ended June 30, 2013.

HML provides independent health assessments within the United Kingdom. MAXIMUS acquired HML, among other reasons, to expand the Company’s independent medical assessment business and to establish a strong presence in the United Kingdom health services market. The acquired assets and business will be integrated into the Company’s Health Services segment.

The estimated acquisition date fair value of consideration transferred, assets acquired and liabilities are presented below and represent management’s best estimates (in thousands).

Cash consideration, net of cash acquired	$71,435
Stock consideration	7,559
Purchase consideration, net of cash acquired	$78,994

Accounts receivable and unbilled receivables	$12,002
Other current assets	807
Property and equipment	2,740
Total identifiable assets acquired	15,549

Accounts payable and other liabilities	10,495
Deferred revenue	1,295

Total liabilities assumed	11,790

Net identifiable assets acquired	3,759

Goodwill and intangible assets	75,235
Net assets acquired	$78,994

Management is still in the process of completing certain assessments of fair value of these assets and liabilities, including the assessment of the fair value of intangible assets acquired. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired will be recorded as goodwill. The Company considers the goodwill to represent benefits that are expected to be realized as a result of the acquisition, including, but not limited to, the assembled workforce and the benefit of the enhanced knowledge and capabilities of HML. Goodwill is not expected to be deductible for tax purposes.  As the Company has not completed its valuation of these assets and liabilities, it is not yet able to provide pro forma financial information related to this acquisition.

PSI

On April 30, 2012 (the PSI acquisition date), the Company acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly-owned subsidiary, Policy Studies, Inc. (PSI) for cash consideration of $63.4 million.

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

The assets and liabilities of PSI are recorded in the Company’s financial statements at their fair values as of the PSI acquisition date. An initial valuation was performed at September 30, 2012 and this valuation has been updated through June 30, 2013 (below, in thousands):

	Purchase Price Allocation
	Updated through September 30, 2012	Adjustments	Updated through June 30, 2013
Accounts receivable and unbilled receivables	$23,017	$—	$23,017
Other current assets	9,527	—	9,527
Deferred income taxes	1,931	198	2,129
Property and equipment	6,411	—	6,411
Other assets	1,332	—	1,332
Intangible assets	22,183	—	22,183
Total identifiable assets acquired	64,401	198	64,599

Accounts payable and other liabilities	20,666	—	20,666
Deferred revenue	19,696	79	19,775
Total liabilities assumed	40,362	79	40,441

Net identifiable assets acquired	24,039	119	24,158
Goodwill	39,161	129	39,290
Net assets acquired	$63,200	$248	$63,448

The Company has completed its valuation of the assets and liabilities acquired. The identifiable assets acquired and liabilities assumed were recognized and measured as of the PSI acquisition date based upon their estimated fair values. The excess of the acquisition date fair value of consideration over the estimated fair value of the net assets acquired was recorded as goodwill and allocated to the Company’s two segments, Health Services and Human Services, based upon the respective valuations of the businesses. The Company considers the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to bringing new capabilities to MAXIMUS and the assembled workforce. Goodwill is not expected to be deductible for tax purposes.

3. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2013	% (1)	2012	% (1)	2013	% (1)	2012	% (1)

Revenue:
Health Services	$217,901	100%	$170,403	100%	$591,847	100%	$489,616	100%
Human Services	116,422	100%	95,950	100%	355,093	100%	259,792	100%
Total	334,323	100%	266,353	100%	946,940	100%	749,408	100%

Gross Profit:
Health services	62,868	28.9%	50,787	29.8%	162,778	27.5%	127,923	26.1%
Human Services	31,692	27.2%	27,914	29.1%	105,756	29.8%	75,391	29.0%
Total	94,560	28.3%	78,701	29.5%	268,534	28.4%	203,314	27.1%

Selling, general, and administrative expense:
Health Services	28,507	13.1%	25,135	14.8%	78,882	13.3%	67,286	13.7%
Human Services	20,674	17.8%	18,727	19.5%	59,597	16.8%	47,291	18.2%
Corporate/Other	—	NM	15	NM	(383)	NM	15	NM
Total	49,181	14.7%	43,877	16.5%	138,096	14.6%	114,592	15.3%

Operating income from continuing operations:
Health services	34,361	15.8%	25,652	15.1%	83,896	14.2%	60,637	12.4%
Human Services	11,018	9.5%	9,187	9.6%	46,159	13.0%	28,100	10.8%
Corporate/Other	—	NM	(15)	NM	383	NM	(15)	NM
Segment Operating Income	45,379	13.6%	34,824	13.1%	130,438	13.8%	88,722	11.8%
Acquisition-related expenses	1,174	NM	1,877	NM	1,500	NM	2,110	NM
Legal and settlement expenses/(recoveries), net	(182)	NM	(352)	NM	(202)	NM	(990)	NM
Total	$44,387	13.3%	$33,299	12.5%	$129,140	13.6%	$87,602	11.7%

(1)                                 Percentage of respective segment revenue. Changes not considered meaningful are marked “NM”.

4. Earnings Per Share

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2013.

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations	$28,036	$20,476	$81,533	$52,345
Income (loss) from discontinued operations	64	9	(428)	117
Net income	$28,100	$20,485	$81,105	$52,462

Denominator:
Basic weighted average shares outstanding	68,162	67,946	68,168	67,615

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,705	1,790	1,696	1,825
Denominator for diluted earnings (loss) per share	69,867	69,736	69,864	69,440

No shares were excluded from the computation in calculating the earnings per share for the three or nine months ended June 30, 2013 or 2012.

5. Credit facilities

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

At June 30, 2013, the Company’s only borrowings under the Credit Agreement were five letters of credit totaling $15.5 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million are held with another financial institution to cover similar obligations.

The Credit Agreement requires the Company to comply with certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2013. The obligations of the Company under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. In the event that the Company’s total leverage ratio exceeds 2.5:1.0 or the Company incurs a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the Company and certain of its subsidiaries. At June 30, 2013, our total leverage ratio was less than 0.5:1.0.

In addition to this credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provides for a loan of up to 1.8 million Canadian Dollars, which must be used for specific technology-based research and development. The loan has no interest charge. This balance is repayable in 36 remaining quarterly installments. At June 30, 2013, $1.5 million (1.6 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At June 30, 2013 and September 30, 2012, the Company had performance bond commitments totaling $50.9 million and $48.0 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

6. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2013 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2012	$63,517	$48,515	$112,032
Changes to allocation of PSI purchase price	65	64	129
Foreign currency translation	(512)	(2,354)	(2,866)
Balance as of June 30, 2013	$63,070	$46,225	$109,295

The following table sets forth the components of intangible assets (in thousands):

	As of June 30, 2013			As of September 30, 2012
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer contracts and relationships	$19,265	$4,237	$15,028	$20,167	$3,082	$17,085
Technology based intangible assets	8,859	5,643	3,216	9,114	4,909	4,205
Trademark	4,409	1,093	3,316	4,450	497	3,953
Non-compete arrangements	238	202	36	254	167	87
Total	$32,771	$11,175	$21,596	$33,985	$8,655	$25,330

The Company’s intangible assets have a weighted average remaining life of 5.8 years, comprising 6.4 years for customer contracts and relationships, 4.7 years for technology-based intangible assets, 4.2 years for the trademark, and 0.6 years for non-compete arrangements. Amortization expense for the nine months ended June 30, 2013 and 2012 was $3.5 million and $0.8 million, respectively. Estimated future amortization expense is as follows (in thousands):

Three months ended September 30, 2013	$1,077
Year ended September 30, 2014	3,926
Year ended September 30, 2015	3,851
Year ended September 30, 2016	3,794
Year ended September 30, 2017	3,395
Year ended September 30, 2018	2,699
Thereafter	2,854
Total	$21,596

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district (“District”) which was a SchoolMAX client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included in the current period as discontinued operations. The District subsequently filed a motion to vacate the decision of the arbitration panel which was denied by the court in July 2013. In late 2012, the District asserted that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were asserted.

Flexible New Deal contract liabilities and contingent gains

In August 2009, the Company commenced work for the United Kingdom government as a provider of services under the “Flexible New Deal,” a welfare-to-work initiative. The work was performed in the Company’s Human Services Segment. This initiative was terminated for all contract providers during the 2011 fiscal year and replaced with the “Work Programme,” under which MAXIMUS also performs services. As part of the Flexible New Deal contract, MAXIMUS was entitled to reimbursement for costs incurred as a consequence of early termination, as well as a contract settlement for payments the Company would have received for realizing certain long-term goals under the contract. During the nine month period ended June 30, 2012, the Company received a one-time settlement payment of $2.7 million for revenue foregone and $1.7 million of cost recoveries, net of subcontractor expenses.

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

With the termination of this agreement, the Company will reimburse the client for certain funds received and will provide services in consideration for the termination. All other obligations to provide services have been extinguished and no material future costs will be incurred. Accordingly, revenue of $16.0 million has been recognized in the nine month period ended June 30, 2013. In addition, costs of $5.1 million, including costs which had been deferred, were recognized in the nine month period for an operating profit of $10.9 million.

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

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Insurance Recoveries	(390)	(445)	(390)	(1,181)
Other	208	93	188	191
Total	$(182)	$(352)	$(202)	$(990)

9. Stock Repurchase Programs

All common share and per share amounts have been adjusted for the two-for-one stock split in June 2013.

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2013, the Company repurchased 828,898 common shares at a cost of $27.0 million. The amount available for future repurchases was $102.2 million at June 30, 2013.

During the nine month period ended June 30, 2012, the Company repurchased 480,400 common shares at a cost of $8.9 million. These purchases were authorized by a share repurchase plan previously adopted by the Board of Directors and replaced by the plan adopted in November 2011.

10. Recent accounting pronouncements

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

11. Subsequent Events

Dividend

On July 5, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on August 30, 2013, to shareholders of record on August 15, 2013.

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

Within the United States, the Company’s core competencies place it in a strong position to assist governments with many of the facets of the Affordable Care Act (ACA), as well as other health and human services initiatives. Many states are proceeding with the provision of health insurances exchanges and addressing other requirements mandated by law. MAXIMUS is already benefitting from new work related to the ACA and expects this will continue to grow as states transition from the Federal exchange to the state-based exchanges, expand Medicaid and seek assistance to meet the various requirements of the ACA. These changes, coupled with other federal mandates and local initiatives, place a significant burden on state governments at a time of increasing demand for critical services from the most vulnerable members of society. Many states have taken steps to control costs and increase the effectiveness of their social programs, such as Medicaid by shifting more populations to managed care, increasing co-pays, reducing provider rates, and modifying benefits. As more populations shift into Medicaid managed care, demand for our administrative services and program volumes generally increases. Further, several states are expanding or contemplating expanding Medicaid over the next several years

International governments have unique local issues to address in addition to general global economic factors. Our international contracts are typically driven by welfare reforms designed to better manage resources and our compensation under these contracts is frequently tied to our ability to move people off public benefits and into long-term employment. Companies like MAXIMUS may benefit from the need for governments to reform certain benefits programs.

On July 1, 2013, the Company acquired Health Management Limited (HML), a business based in the United Kingdom. No results from this business have been included in the results discussed below. On April 30, 2012, the Company acquired Policy Studies, Inc. (PSI), the results of which have been included in the Company’s results after this time.

Trends and uncertainties

The implementation of the ACA in the United States has provided opportunities for MAXIMUS within our Health Services segment, notably in the provision of services related to the federal and state-based health insurance exchanges and Medicaid expansion across the United States. MAXIMUS estimates that it has added more than $150 million in new annual contract value for next year related to new health insurance contracts. The implementation of new contracts may require investment in both fixed assets and working capital. In many cases, all or part of our capital investment is reimbursed by the customer at the start of the contract.

The Company’s principal customers are governments, many of which are currently constrained by reduced budgets. We have experienced isolated instances of government agencies putting additional administrative processes in place prior to paying their vendor obligations, resulting in some increases in receivables and days sales outstanding. We believe this is isolated and these funds will be collected within the current fiscal year.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands, except per share data)	2013	2012	2013	2012
Revenue	$334,323	$266,353	$946,940	$749,408

Gross profit	$94,560	$78,701	$268,534	$203,314
Gross profit margin	28.3%	29.5%	28.4%	27.1%

Selling, general and administrative expenses	$49,181	$43,877	$138,096	$114,592
Selling, general and administrative expense as a percentage of revenue	14.7%	16.5%	14.6%	15.3%

Acquisition-related expenses	1,174	1,877	1,500	2,110
Legal and settlement expenses/(recoveries), net	(182)	(352)	(202)	(990)

Operating income from continuing operations	$44,387	$33,299	$129,140	$87,602
Operating margin from continuing operations percentage	13.3%	12.5%	13.6%	11.7%

Interest and other income, net	701	1,164	2,444	3,092

Income from continuing operations before income taxes	45,088	34,463	131,584	90,694
Provision for income taxes	17,052	13,987	50,051	38,349
Tax rate	37.8%	40.6%	38.0%	42.3%

Income from continuing operations, net of income taxes	$28,036	$20,476	$81,533	$52,345
Income (loss) from discontinued operations, net of income taxes	$64	$9	$(428)	$117
Net income	$28,100	$20,485	$81,105	$52,462

Basic earnings (loss) per share:
Income from continuing operations	$0.41	$0.30	$1.20	$0.77
Income (loss) from discontinued operations	—	—	(0.01)	0.01
Basic earnings per share	$0.41	$0.30	$1.19	$0.78

Diluted earnings (loss) per share:
Income from continuing operations	$0.40	$0.29	$1.17	$0.75
Income (loss) from discontinued operations	—	—	(0.01)	0.01
Diluted earnings per share	$0.40	$0.29	$1.16	$0.76

All common stock share and per share amounts have been adjusted for the two-for-one stock split in June 2013.

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

The Company uses certain measurements which are considered “non-GAAP”, namely organic revenue growth and revenue, operating income, operating margin and earnings per share excluding the effect of a contract termination discussed below. We believe that the presentation of these “non-GAAP numbers” assists the user of these financial statements in understanding the results of our business and assessing the performance of the Company. However, these non-GAAP numbers should not be used in isolation or used as alternatives to revenue growth, revenue, operating income, operating margin and earnings per share.

The results for the nine month period ended June 30, 2013 was affected by a one-time benefit from the termination of a system-integration contract acquired with PSI. This termination resulted in one-time, non-cash benefits to revenue of $16.0 million and gross and operating profit of $10.9 million. Although contract terminations for convenience do occur within our business, they are infrequent. In addition, this termination is unusual due to the significant effect of the transaction, which is highly unlikely to be repeated, as it involves deferred revenue from the PSI acquisition and does not reflect the underlying business operations of the Company. Accordingly, we discuss below the results of the business both including and excluding the effect of this contract termination. We believe the presentation of revenue, operating income, operating margins and earnings per share excluding the effect of this contract termination provide a useful basis for assessing the Company’s performance compared to prior periods or our competitors. However, these numbers are “non-GAAP” numbers and are not meant to be considered in isolation or as alternatives to their GAAP equivalents as measures of performance.

We discuss organic growth revenue to provide a framework for assessing how our business performed excluding the effects of the acquisition of PSI. Organic revenue growth comparisons are performed by excluding all PSI revenues from all periods discussed.

Revenue for the three month period ended June 30, 2013 increased 25.5% to $334.3 million, compared to the comparative period in the prior year. Excluding PSI’s business, the Company recorded organic growth of 25.9%. Revenue for the nine months ended June 30, 2013 increased 26.4% to $946.9 million, compared to the comparative period in the prior year, with organic growth being 15.4% for the same period. Both segments experienced organic growth. The principal drivers of the changes in the segments are discussed in more detail below.

Sales pipeline at June 30, 2013 was $2.2 billion, compared to $3.4 billion at June 30, 2012. The decrease is largely due to sales opportunities being converted into new awards. At the start of the current year, the Company had a significant number of new contracts in start-up and these converted opportunities were the principal driver behind the current fiscal year’s growth in revenue. The sales pipeline only reflects opportunities where the request for proposal (RFP) is expected to be released within the next six months. Under most circumstances, contract opportunities that are carried within the pipeline reflect the base contract value and do not include future option periods. Option periods are typically reported in the pipeline six months before they are eligible to be exercised. For contracts with the United States Federal Government, it is common to see a single year base contract with multiple options, whereas state, local and international contracts typically have longer base periods. Our assessment of pipeline reflects only opportunities that the Company is pursuing or planning to pursue and should not be considered as indicative of guaranteed future revenues.

Gross profit increased by 20.2% to $94.6 million for the three month period ended June 30, 2013 and increased 32.1% to $268.5 million for the nine month period ended June 30, 2013, compared to the comparative periods in fiscal year 2012. The growth in both cases was driven by a combination of organic growth and the acquisition of PSI. Fluctuations in gross margins within each segment are discussed below.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. The improvement in SG&A as a percentage of revenue has been driven by the integration of PSI and the growth of the business in the United Kingdom. The acquisition of PSI occurred in the comparative period, which included redundant SG&A costs which were eliminated in future periods. The business in the United Kingdom has relatively fixed SG&A but has recorded revenue growth in fiscal year 2013 as the contract receives the benefit of being fully ramped up.

Acquisition-related expenses relate to the costs incurred directly as a consequence of the acquisitions of HML and PSI as well as costs directly related to acquisitions which were not concluded in the period. The Company incurred $0.9 million of expenses directly relating to the acquisition of HML during the three month period ended June 30, 2013. These costs were principally legal and due diligence charges. All charges in fiscal year 2012 relate to the acquisition of PSI. Charges include legal and due diligence costs, as well as severance directly related to the acquisition.

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

	Three months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Insurance Recoveries	(390)	(445)	(390)	(1,181)
Other	208	93	188	191
Total	$(182)	$(352)	$(202)	$(990)

Operating income from continuing operations increased 33% to $44.4 million for the three months ended June 30, 2013 compared to the same period in the prior year. Operating income from continuing operations increased 47% to $129.1 million for the nine months ended June 30, 2013 compared to the comparative period in the prior year. Excluding the effect of the contract termination noted above, growth for the nine month period ended would have been 35%. These increases were driven by organic growth and the acquisition of PSI.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal year 2008. The balance also includes immaterial foreign exchange gains and losses and the noncontrolling interest of our operations in Saudi Arabia. Almost all of the income recorded represents income from interest on cash accounts in overseas jurisdictions and this income is expected to decline owing to the use of funds for the HML acquisition.

The provision for income taxes in the three and nine months ended June 30, 2013 was $17.1 million and $50.1 million, respectively, reflecting effective tax rates of 37.8% and 38.0%, respectively. The comparative tax rates in fiscal year 2012 were higher owing to the correction of an immaterial error of $1.6 million related to prior years.

Income from continuing operations, net of income taxes, was $28.0 million, or $0.40 per diluted share, for the three months ended June 30, 2013, compared with $20.5 million, or $0.29 per diluted share, for the same period in fiscal year 2012. For the nine month periods ended June 30, 2013 and 2012, income from continuing operations, net of income taxes was $81.5 million and $52.3 million, or $1.17 and $0.75 per diluted share, respectively. For the nine month period ending June 30, 2013, net income and diluted earnings per share included the one-time benefits of $6.5 million and $0.09, respectively, from the contract termination noted above.

Health Services

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2013	2012	2013	2012

Revenue	$217,901	$170,403	$591,847	$489,616
Gross profit	62,868	50,787	162,778	127,923
Operating income	34,361	25,652	83,896	60,637

Gross profit margin	28.9%	29.8%	27.5%	26.1%
Operating margin percentage	15.8%	15.1%	14.2%	12.4%

Revenue increased by 27.9% and 20.9% for the three and nine month periods ended June 30, 2013, compared with the comparative periods in fiscal year 2012. Organic growth, excluding the revenues of PSI, was 27.1% and 15.3% for the three and nine months ended June 30, 2013, respectively. This growth includes new work, including that associated with state health insurance exchanges, and strong volumes in our Federal Medicare appeals business.

Our gross profit and operating income increased as a consequence of this accretive revenue growth. However, results in fiscal year 2012 received the benefit of $10.2 million from a contract amendment which also affected gross profit and operating profit. Without this, gross profit margin in both comparative periods would have been approximately 25% and operating margin approximately 10%.

We continue to see strong demand in our health business and have recently won health exchange contract work in Hawaii, Maryland and the District of Columbia. We cannot accurately predict the volume of Federal Medicare appeals we will be asked to provide but we currently anticipate this business to remain stable in future periods at the level recorded in the most recent fiscal quarter.

Human Services

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2013	2012	2013	2012

Revenue	$116,422	$95,950	$355,093	$259,792
Gross profit	31,692	27,914	105,756	75,391
Operating income	11,018	9,187	46,159	28,100

Gross profit margin	27.2%	29.1%	29.8%	29.0%
Operating margin percentage	9.5%	9.6%	13.0%	10.8%

Revenue increased by 21.3% and 36.7% for the three and nine month periods ended June 30, 2013, compared with the comparative periods in fiscal year 2012. Organic growth for the same periods is 23.6% and 15.6%, respectively.  Included within the revenue for the nine months ended June 30, 2013 is $16.0 million relating to the terminated contract noted above. Excluding this unusual item, revenue increased by 30.5%. Organic revenue growth was driven by the Company’s international operations, notably in the United Kingdom.

Gross profit margin and operating profit margin for the three month period ended June 30, 2013 both declined compared to the prior year period.  Both gross and operating profit in fiscal year 2012 received the benefit of $4.4 million related to a change order on a fixed-price contract, which was beneficial to margins.  The declines also reflect lower margins in Australia, where changes in the contract have required additional resources, offset by margin improvements in the United Kingdom, related to the ongoing ramp up, and in Saudi Arabia, which began in the fourth quarter of fiscal year 2012.

Gross profit margin and operating margin for the nine months ended June 30, 2013 improved when compared to prior years. However, this improvement was principally driven by the $10.9 million favorable effect of the terminated contract, without which margins would be comparable to prior years. A calculation of adjusted gross and operating profit margins is shown below.

(amounts in thousands)	Nine Months Ended June 30, 2013

Revenue	$355,093
Less revenue from terminated contract	(16,035)
Revenue excluding terminated contract	$339,058

Gross profit	$105,756
Less gross profit from terminated contract	(10,900)
Gross profit excluding terminated contract	$94,856

Operating income	$46,159
Less operating income from terminated contract	(10,900)
Operating income excluding terminated contract	$35,259

Gross profit margin percentage excluding terminated contract	28.0%
Operating margin percentage excluding terminated contract	10.4%

The nine month period ended June 30, 2012 received the benefit of $6.8 million related to change orders on a fixed-price contract. The nine month period ended June 30, 2013 was adversely affected by lower margins in Australia, offset by growth in the United Kingdom and Saudi Arabia. The lower margins in Australia were driven by required changes from the government, principally in increased documentation and regulatory oversight. Margins for this business are currently anticipated to remain at levels consistent with the three month period ended June 30, 2013.

Discontinued operations

During fiscal year 2013, the Company incurred a pre-tax expense of $1.0 million related to arbitration proceedings pertaining to a discontinued operation.

During fiscal years 2012 and 2013, the Company recorded gains on sale from the disposal of a business in 2008. The terms of the sale included a promissory note. At June 30, 2013, the promissory note had a value of $3.2 million and is fully reserved. No further payments are certain at this time. The Company recorded pre-tax gains of $0.1 million in the three month periods ended June 30, 2013 and 2012 and recorded pre-tax gains of $0.3 million for the nine month periods ended June 30, 2013 and 2012.

Liquidity and Capital Resources

In March 2013, the Company entered into an unsecured, five-year revolving credit agreement (the “Credit Agreement”) with SunTrust Robinson Humphrey as arranger and book manager with Bank of America N.A. and HSBC USA N.A. as co-syndication agents. The Credit Agreement provides for a revolving line of credit up to $100 million and is available for general corporate purposes including working capital expenses, capital expenditures and certain permitted acquisitions. The Credit Agreement charges borrowings at a base rate, a Eurodollar rate or an index rate plus an applicable percentage based upon the Company’s total leverage ratio. The Company is required to comply with certain financial covenants, including a maximum leverage ratio and a minimum fixed charge ratio, as well as customary restrictions on liens, sales of assets, restrictive agreements, affiliate transactions and other matters. In the event that the Company’s total leverage ratio equals or exceeds 2.5:1.0, the Credit Agreement also includes restrictions or limits on the Company’s ability to incur or guarantee additional indebtedness, make loans or investments, declare dividends or buy back common stock. At June 30, 2013, the Company was in compliance with all covenants. At June 30, 2013, the Company’s only indebtedness under the Credit Agreement relates to letters of credit of $15.5 million. Accordingly, the Company has access to up to $84.5 million of funds from the Credit Agreement. The Company’s only other indebtedness comprises two letters of credit totaling $3.0 million and a $1.5 million interest-free loan from the Atlantic Innovation Fund of Canada, the proceeds of which must be used for specific purposes.

At June 30, 2013, the Company held $187.9 million in cash and cash equivalents. Included in this total was $71.4 million of cash used to acquire HML on July 1, 2013. The funds used to acquire HML were held in overseas locations and, after this transaction, the Company continues to hold approximately 60% of its cash and cash equivalents in overseas locations. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions as well as the manner and timing in which MAXIMUS would make these transactions.

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

Cash Flows

	Nine Months Ended June 30,
(amounts in thousands)	2013	2012

Net cash provided by (used in):
Operating activities — continuing operations	$89,162	$85,061
Operating activities — discontinued operations	(587)	—
Investing activities — continuing operations	(34,856)	(78,195)
Financing activities — continuing operations	(39,494)	(13,565)
Effect of exchange rate changes on cash and cash equivalents	(15,626)	2,649
Decrease in cash and cash equivalents	$(1,401)	$(4,050)

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2013 was $89.2 million, compared with $85.1 million in the same period in fiscal year 2012. The increase of $4.1 million is significantly less than the increase in net income of $28.6 million, reflecting a combination of increased working capital from the growth of the business as well as payment delays from two large contracts in the United States. The delays relate to administrative delays on the part of the clients. However, we anticipate that these matters will be resolved shortly and that our operating cash receipts will receive a benefit during our fourth fiscal quarter.

Cash flows from discontinued operations relate to arbitration expenses incurred in addressing legal matters for a discontinued line of business.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2013 was $34.9 million, compared to $78.2 million for the same period in fiscal year 2012. The prior period includes $66.0 million used to acquire PSI, offset in the current period by a receipt of $3.4 million related to the final settlement of the purchase price. The balance is principally driven by capital investment in the significant number of projects started during the current fiscal year. Future investing cash flows will be contingent upon new business awards.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2013 was $39.5 million, compared to $13.6 million for the same period in fiscal year 2012. The principal driver of this growth was an increase of $17.9 million for share repurchases of common stock, an increase of $4.4 million related to employee tax withholding on restricted stock units and a reduction of $4.6 million of funds received from employee stock transactions. In the nine months of fiscal year 2013, 251,000 stock options were exercised, compared with 800,000 stock options in the first nine months of fiscal year 2012.

The Company’s cash balance decreased by $15.6 million in the nine-month period ended June 30, 2013 owing to foreign exchange rate fluctuations. The principal driver of this change was the weakening of the Australian Dollar against the United States Dollar.

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

	Nine Months Ended June 30,
(amounts in thousands)	2013	2012

Cash provided by operating activities — continuing operations	$89,162	$85,061
Purchases of property and equipment	(24,869)	(11,884)
Capitalized software costs	(13,652)	(2,850)
Free cash flow from continuing operations	$50,641	$70,327

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2013, the Company repurchased 828,898 common shares at a cost of $27.0 million. At June 30, 2013, $102.2 million is available for future stock repurchases. Under an earlier repurchase plan, the Company repurchased 480,400 common shares at a cost of $8.9 million, during the nine month period ended June 30, 2012.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At June 30, 2013, the Company had letters of credit totaling $15.5 million and performance bond commitments totaling $50.9 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On July 5, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on August 30, 2013, to shareholders of record on August 15, 2013.

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

During the three months ended June 30, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

In 2008 MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district (“District”) which was a SchoolMAX client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included in the current period as discontinued operations. The District subsequently filed a motion to vacate the decision of the arbitration panel which was denied by the court in July 2013. In late 2012, the District asserted that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were asserted.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2013 — Apr. 30, 2013	—	$—	—	$114,614

May 1, 2013 — May 31, 2013	289,800	37.83	289,800	$103,656

Jun. 1, 2013 — Jun. 30, 2013	40,000	36.20	40,000	$102,208

Total	329,800	$37.63	329,800

(1)            All share numbers and prices have been adjusted to reflect the two-for-one stock split which occurred in June 2013.

(2)            Under a resolution adopted in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: August 9, 2013	By:	/s/ David N. Walker
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.