Form 10-Q
period 2013-12-31
MAXIMUS INC
filed 2014-02-07
CIK 1032220

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, there were 67,856,402 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

 For the Quarter Ended December 31, 2013

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

•                                  other factors set forth in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013.

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenue	$406,592	$286,266
Cost of revenue	300,676	209,736
Gross profit	105,916	76,530
Selling, general and administrative expenses	52,603	42,222
Acquisition-related expenses	—	148
Legal and settlement expense	—	142
Operating income from continuing operations	53,313	34,018
Interest and other income, net	721	1,106
Income from continuing operations before income taxes	54,034	35,124
Provision for income taxes	20,234	13,341
Income from continuing operations	33,800	21,783

Discontinued operations, net of income taxes:
Loss from discontinued operations	(10)	(503)
Gain on disposal	69	36
Income (loss) from discontinued operations	59	(467)

Net income	$33,859	$21,316

Basic earnings (loss) per share:
Income from continuing operations	$0.49	$0.32
Income (loss) from discontinued operations	0.01	(0.01)
Basic earnings per share	$0.50	$0.31

Diluted earnings (loss) per share:
Income from continuing operations	$0.48	$0.31
Income (loss) from discontinued operations	0.01	—
Diluted earnings per share	$0.49	$0.31

Dividends paid per share	$0.045	$0.045

Weighted average shares outstanding:
Basic	68,397	68,162
Diluted	69,762	69,752

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net income	$33,859	$21,316
Foreign currency translation adjustments	(3,085)	(603)
Comprehensive income	$30,774	$20,713

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2013	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,584	$125,617
Restricted cash	11,915	12,176
Accounts receivable — billed, net of reserves of $4,227 and $3,828	277,603	272,636
Accounts receivable — unbilled	21,596	20,320
Prepaid income taxes	—	358
Deferred income taxes	19,386	26,443
Prepaid expenses and other current assets	31,775	32,049
Total current assets	482,859	489,599

Property and equipment, net	73,333	77,710
Capitalized software, net	40,991	40,456
Goodwill	172,216	171,867
Intangible assets, net	41,017	42,039
Deferred contract costs, net	12,954	14,318
Deferred income taxes	566	1,179
Deferred compensation plan assets	10,901	10,314
Other assets, net	9,363	10,496
Total assets	$844,200	$857,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$105,723	$109,020
Accrued compensation and benefits	52,111	83,280
Deferred revenue	54,081	53,137
Current portion of long-term debt	164	170
Income taxes payable	14,001	8,327
Other liabilities	7,636	8,373
Total current liabilities	233,716	262,307
Deferred revenue, less current portion	30,593	32,953
Long-term debt	1,229	1,319
Deferred compensation plan liabilities, less current portion	16,562	13,953
Other liabilities	22,988	17,938
Total liabilities	305,088	328,470

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 68,057 and 68,525 shares issued and outstanding at December 31, 2013 and September 30, 2013, at stated amount, respectively	419,803	415,271
Accumulated other comprehensive income	4,902	7,987
Retained earnings	114,407	106,250
Total shareholders’ equity	539,112	529,508
Total liabilities and shareholders’ equity	$844,200	$857,978

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$33,859	$21,316
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(59)	467
Depreciation and amortization	12,022	9,975
Deferred income taxes	7,659	(611)
Stock compensation expense	4,081	3,475

Change in assets and liabilities:
Accounts receivable — billed	(5,266)	(26,380)
Accounts receivable — unbilled	(1,295)	(845)
Prepaid expenses and other current assets	201	72
Deferred contract costs	1,354	(5,345)
Accounts payable and accrued liabilities	(471)	10,526
Accrued compensation and benefits	(17,954)	(7,694)
Deferred revenue	(1,043)	6,463
Income taxes	6,072	(2,233)
Other assets and liabilities	2,822	933
Cash provided by operating activities — continuing operations	41,982	10,119
Cash used in operating activities — discontinued operations	(36)	(493)
Cash provided by operating activities	41,946	9,626

Cash flows from investing activities:
Purchases of property and equipment	(4,440)	(7,087)
Capitalized software costs	(3,584)	(3,464)
Proceeds from note receivable	115	60
Cash used in investing activities	(7,909)	(10,491)

Cash flows from financing activities:
Repurchases of common stock	(21,530)	(15,403)
Employee tax withholding on restricted stock unit vesting	(12,804)	(6,677)
Tax benefit due to option exercises and restricted stock units vesting	—	2,365
Cash dividends paid	(3,085)	(3,064)
Stock option exercises	327	1,752
Repayment of long-term debt	(42)	(44)
Cash used in financing activities	(37,134)	(21,071)

Effect of exchange rate changes on cash and cash equivalents	(1,936)	(238)

Net decrease in cash and cash equivalents	(5,033)	(22,174)

Cash and cash equivalents, beginning of period	125,617	189,312

Cash and cash equivalents, end of period	$120,584	$167,138

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended December 31, 2013 and 2012

In these Notes to Unaudited Consolidated Financial Statements, the terms the “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2013 and 2012 and for each of the three years ended September 30, 2013, included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 which was filed with the Securities and Exchange Commission on November 19, 2013. Certain comparative balances have been reclassified to conform to the current year presentation.

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended December 31,
	2013	% (1)	2012	% (1)

Revenue:
Health Services	$299,158	100%	$175,998	100%
Human Services	107,434	100%	110,268	100%
Total	406,592	100%	286,266	100%

Gross profit:
Health Services	76,818	25.7%	45,259	25.7%
Human Services	29,098	27.1%	31,271	28.4%
Total	105,916	26.0%	76,530	26.7%

Selling, general, and administrative expense:
Health Services	35,265	11.8%	24,633	14.0%
Human Services	17,338	16.1%	17,589	16.0%
Total	52,603	12.9%	42,222	14.7%

Operating income from continuing operations:
Health Services	41,553	13.9%	20,626	11.7%
Human Services	11,760	10.9%	13,682	12.4%
Subtotal: Segment operating income	53,313	13.1%	34,308	12.0%
Acquisition-related expenses	—	NM	148	NM
Legal and settlement expense	—	NM	142	NM
Total	$53,313	13.1%	$34,018	11.9%

(1)  Percentage of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Three Months Ended December 31,
	2013	2012
Numerator:
Income from continuing operations	$33,800	$21,783
Income (loss) from discontinued operations	59	(467)
Net income	$33,859	$21,316

Denominator:
Basic weighted average shares outstanding	68,397	68,162

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,365	1,590
Denominator for diluted earnings per share	69,762	69,752

No shares were excluded from the computation in calculating the earnings per share for the three months ended December 31, 2013 or 2012.

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

The assets and liabilities of HML were recorded in the Company’s financial statements at their fair values at the acquisition date as follows (in thousands):

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

The weighted average amortization period was 19.5 years.

Australian business

On January 31, 2014, the Company acquired certain businesses operated by the Corporation of the Trustees of the Roman Catholic Archdiocese of Brisbane, Australia for $2.7 million in cash. The operations of these businesses are consistent with the services provided by MAXIMUS in Australia. The Company acquired these businesses in order to expand our operations in Australia. Management is still in the process of allocating the fair value of the consideration to the assets acquired.

5. Goodwill and Intangible Assets

The changes in goodwill for the three months ended December 31, 2013 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2013	$125,096	$46,771	$171,867
Foreign currency translation	1,051	(702)	349
Balance as of December 31, 2013	$126,147	$46,069	$172,216

The following table sets forth the components of intangible assets (in thousands):

	As of December 31, 2013			As of September 30, 2013
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer contracts and relationships	$39,643	$4,789	$34,854	$39,243	$3,953	$35,290
Technology-based intangible assets	9,457	6,200	3,257	9,583	5,974	3,609
Trademarks	4,398	1,499	2,899	4,421	1,303	3,118
Non-compete arrangements	234	227	7	243	221	22
Total	$53,732	$12,715	$41,017	$53,490	$11,451	$42,039

The Company’s intangible assets have a weighted average remaining life of 12.6 years, comprising 14.1 years for customer contracts and relationships, 3.8 years for technology-based intangible assets, 3.7 years for the trademarks, and 0.1 years for non-compete arrangements. Amortization expense for the three months ended December 31, 2013 and 2012 was $1.4 million and $1.1 million, respectively. Future amortization expense is estimated as follows (in thousands):

Nine months ended September 30, 2014	$3,975
Year ended September 30, 2015	5,143
Year ended September 30, 2016	4,869
Year ended September 30, 2017	4,470
Year ended September 30, 2018	3,777

6. Credit facilities

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

At December 31, 2013, the Company’s only borrowings under the Credit Agreement were four letters of credit totaling $14.7 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million are held with another financial institution to cover similar obligations.

The Credit Agreement requires the Company to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of December 31, 2013. The obligations of the Company under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that the Company’s total leverage ratio exceeds 2.5:1.0 or the Company incurs a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the Company and certain of its subsidiaries. At December 31, 2013, our total leverage ratio was less than 0.1:1.0.

The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon the Company’s leverage and varies between 0.15% and 0.3%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement and the applicable percentages are based upon the Company’s leverage rate at the time of the borrowing. At December 31, 2013, the Company utilized the lowest available applicable margins listed above.

In addition to this revolving credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provided a loan of 1.8 million Canadian Dollars, the proceeds of which were required to be used for specific technology-based research and development. The loan has no interest charge. At December 31, 2013, this balance was repayable in 34 remaining quarterly installments. At December 31, 2013, $1.4 million (1.5 million Canadian Dollars) was outstanding under this agreement.

Certain contracts require us to provide a surety bond as a guarantee of performance. At December 31, 2013 and September 30, 2012, the Company had performance bond commitments totaling $49.0 million and $50.8 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

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

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS Federal health care project in Boise. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s Federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5 million. MAXIMUS denies liability and will contest the matter vigorously.

8. Stock Repurchase Programs

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the three months ended December 31, 2013 and 2012, the Company repurchased 505,738 and 499,098 common shares at a cost of $22.5 million and $14.6 million, respectively. The amount available for future repurchases was $74.9 million at December 31, 2013.

The Company has acquired an additional 231,100 common shares at a cost of $9.9 million between January 1, 2014 and February 7, 2014.

9. Subsequent Events

Dividend

On January 3, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2014 to shareholders of record on February 14, 2014.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013.

Business Overview

We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® Our business is focused almost exclusively on administering government-sponsored programs, such as Medicaid, CHIP, health care reform, welfare-to-work, Medicare, child support and other government programs. We are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our deep domain expertise, repeatable processes and technology solutions to help government agencies run efficient, cost-effective programs and to improve program accountability and outcomes, while enhancing the quality of services provided to program beneficiaries.

Both within the United States and internationally, governments are being challenged by factors that increase social burdens, including aging populations and demands for health care reform, offset by reduced funds with which to deal with these demands. We believe that these trends will provide a demand for services that can be met by companies such as MAXIMUS. We are also seeing increased scrutiny and heightened accountability within the markets which we serve. The Company believes that a combination of its rigorous employee training, stringent adherence to its Standards of Business Conduct and Ethics, robust financial performance and global experience gives existing and future customers the confidence that MAXIMUS can reliably operate their high-profile public health and human services programs.

Financial overview

The Company experienced significant growth in both revenue and operating profit for the three month period ended December 31, 2013 compared to the same period in fiscal year 2013. This principal driver of this growth is work related to the Affordable Care Act (ACA). In serving our clients, we delivered high-quality customer contact center operations and comprehensive contingency plans where technology issues in the health insurance exchanges were causing delays. The Company was also effectively able to address spikes in call volumes where consumers were unable to enroll in health plans using health insurance exchange websites.

The Company continues to see opportunities to expand further our business related to the ACA. MAXIMUS is currently providing customer contact centers for five states, the District of Columbia and the United States Federal Government. The Company anticipates that some states currently utilizing the federal marketplace may migrate to their own exchanges over the next several years. If this does occur, there will be opportunities for experienced service providers such as MAXIMUS to operate these exchanges.

The Company reported strong operating cash flows in the three month period ended December 31, 2013 driven by increased business and improved cash collections. The Company continued to invest funds in working capital as well as in repurchases of common stock. The Company holds $120.6 million in unrestricted cash and cash equivalents and has minimal debt.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2013	2012
Revenue	$406,592	$286,266

Gross profit	$105,916	$76,530
Gross profit percentage	26.0%	26.7%

Selling, general and administrative expenses	$52,603	$42,222
Selling, general and administrative expenses as a percentage of revenue	12.9%	14.7%

Acquisition-related expenses	—	148
Legal and settlement expense	—	142

Operating income from continuing operations	$53,313	$34,018
Operating margin from continuing operations percentage	13.1%	11.9%

Interest and other income, net	721	1,106

Income from continuing operations before income taxes	$54,034	$35,124
Provision for income taxes	20,234	13,341
Effective tax rate	37.4%	38.0%

Income from continuing operations, net of income taxes	33,800	21,783
Income (loss) from discontinued operations, net of income taxes	59	(467)
Net income	$33,859	$21,316

Basic earnings (loss) per share:
Income from continuing operations	$0.49	$0.32
Income (loss) from discontinued operations	0.01	(0.01)
Basic earnings per share	$0.50	$0.31

Diluted earnings (loss) per share:
Income from continuing operations	$0.48	$0.31
Income (loss) from discontinued operations	0.01	—
Diluted earnings per share	$0.49	$0.31

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. Constant currency revenue growth is a non-GAAP number that we believe is useful for assessing the performance of the business excluding the effects of currency fluctuations. To provide this information, revenue from foreign operations is converted into United States dollars using average exchange rates from the previous fiscal year. Constant currency revenue growth should not be considered in isolation, nor as an alternative to revenue growth. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.

In assessing the performance of our business, we believe that it is helpful to our investors to show organic revenue growth, which represents the increase in revenue from contracts excluding those acquired with HML. Organic growth is a non-GAAP number that we believe provides a useful basis for assessing the performance of the business excluding the results of HML. In order to calculate organic growth, we remove the revenue from HML from the three month period ended December 31, 2013. Organic growth is not meant to be used in isolation, nor as an alternative to revenue growth as a measure of performance. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.

Revenue for the three month period ended December 31, 2013 increased 42.0% to $406.6 million compared to the same period in the prior year. Most of this growth was driven by new work, particularly within the Health Services Segment, with 5.1% growth contributed from the Company’s acquisition of HML in fiscal year 2013. Foreign currency fluctuations caused a decline of 1.9% in revenue. The drivers for each segment are discussed in greater detail below.

Gross profit margin for the three months ended December 31, 2013 declined slightly to 26.0% compared to 26.7% in the same period in fiscal 2013. This decline was attributable to our Human Services Segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, and legal expenses incurred in the ordinary course of business. SG&A expenses as a percentage of revenue declined during the current year to 12.9% compared to 14.7% in the same period in the prior year. The improvement as a percentage of revenue is driven by significant growth in revenue from contracts launched in late fiscal year 2013, without a corresponding increase in discretionary selling costs.

Operating income from continuing operations for the quarter ended December 31, 2013 was $53.3 million compared to the same period in the prior year of $34.0 million. The increase in operating income was principally driven by organic growth in our Health Services Segment, as well as the acquisition of HML.

Income from continuing operations, net of income taxes, was $33.8 million, or $0.48 per diluted share, for the three months ended December 31, 2013, compared with $21.8 million, or $0.31 per diluted share, for the same period in fiscal year 2013.

Health Services Segment

The Health Services Segment provides a variety of business process services for state, provincial and federal programs, such as the ACA, Medicaid, CHIP, Medicare and the Health Insurance British Columbia Program.

	Three Months Ended December 31,
(dollars in thousands)	2013	2012

Revenue	$299,158	$175,998
Gross profit	76,818	45,259
Operating income	41,553	20,626

Gross profit percentage	25.7%	25.7%
Operating margin percentage	13.9%	11.7%

Revenue increased by 70.0% to $299.2 million for the three month period ended December 31, 2013, compared to the same period in the prior year. Organic revenue growth was 61.7%. The Company’s gross profit increased by 69.7% and operating income more than doubled. These increases were driven by:

•                  Revenues from new work and expansion on existing contracts, including those supporting the implementation and operation of the ACA;

•                  Increased volumes in our federal Medicare appeals business, which is reimbursed on a per-transaction basis; and

•                  The acquisition of HML in July 2013.

The growth generated by ACA-related work was in excess of the Company’s initial expectations and was driven by increased call volumes related to the customer technology challenges that made it difficult for consumers to enroll online. We anticipate that some of this financial benefit will continue into the second quarter of our fiscal year as we will continue to provide support to some ACA clients through the open enrollment period, which is currently scheduled to end on March 31, 2014.

In addition, the Company’s new work related to the ACA will also likely result in changes to the seasonal pattern of the Company’s revenues and earnings, with a greater share now expected to be realized in the first half of our fiscal year, to coincide with the open enrollment period.

Human Services Segment

The Human Services Segment includes a variety of business process services, case management, job training and support services for programs such as welfare-to-work programs, child support, K-12 special education and other specialized consulting services.

	Three Months Ended December 31,
(dollars in thousands)	2013	2012

Revenue	$107,434	$110,268
Gross profit	29,098	31,271
Operating income	11,760	13,682

Gross profit percentage	27.1%	28.4%
Operating margin percentage	10.9%	12.4%

Revenues decreased by 2.6% to $107.4 million compared to the same period in fiscal year 2013. Our results in Australia were affected by a decline in the value of the Australian Dollar and, on a constant currency basis revenue would have increased 1.7%.

During the three month period ended December 31, 2012, the Company received the benefit of performance-based payments in a domestic welfare-to-work program, which were not anticipated to continue. The absence of this accretive revenue is the principal driver of declines in the gross and operating profit for the three months ended December 31, 2013.

Discontinued operations

The Company continues to record small gains on the sale of Unison MAXIMUS, Inc. (“Unison”), a business that was sold in May 2008. The consideration for the sale included a promissory note that is fully reserved. Small payments continue to be received on this note but owing to uncertainties over the collectability of the full balance, the Company has only recorded a gain on sale where recovery is considered assured, which is typically when cash payments are received. The Company has recorded gains of $0.1 million in the three month periods ended December 31, 2013 and 2012.

During November 2012, the Company incurred legal costs of approximately $0.9 million in defending a proceeding related to a discontinued operation, as further described in Note 7 to our consolidated financial statements for the three month period ended December 31, 2013. The Company prevailed in that proceeding, but the plaintiff has appealed and the Company may continue to incur costs in defending itself due to claims arising from this, or any other, discontinued operation. Although the Company estimates and accrues anticipated costs relating to such actions, and tries to negotiate indemnifications against liabilities arising from discontinued operations where possible, the Company is unable to anticipate every potential legal claim, and might incur legal defense costs.

Liquidity and Capital Resources

In recent years, the Company has relied upon cash flows from operations to fund operations, capital expenditures, acquisitions, share repurchases and dividends. Both domestic and overseas locations have remained self-sufficient in funding operations and capital resources. The Company expects to be able to continue to fund operations and capital expenditures from operating cash flows, but has a line of credit available under its revolving credit facility if necessary to cover short-term working capital requirements or delays in payment. In prior periods, the Company has faced short-term payment delays from customers, all of which were ultimately recovered. The Company believes its liquidity and capital resources are adequate to weather short-term payment delays. In the event of more protracted delays, the Company may be required to seek additional capital sources, amend payment terms or take other actions and extended payment delays could adversely affect the Company’s cash flows, operations and profitability. However, the nature of the programs that we operate are typically considered essential and short-term government shut-downs or budget delays would not be expected to cause significant disruption to our operations.

At December 31, 2013, the Company held $120.6 million in cash and cash equivalents. Approximately 65% of these funds are held in overseas locations, principally in Australia and Canada. If we were to transfer these funds to the United States, the Company could be required to accrue and pay additional taxes. We have no requirement to repatriate these funds as we believe we have access to sufficient funds in the United States to fund our operations, capital outlays, dividends and share repurchases. Accordingly, we do not intend to repatriate these funds held overseas and we have not attempted to quantify the charges that might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and in the overseas jurisdictions as well as the manner and timing of these transactions.

The Company currently has no debt outstanding, with the exception of a $1.4 million interest-free loan from the Atlantic Innovation Fund of Canada, the funds of which must be used for certain investment projects in Prince Edward Island. At December 31, 2013, the Company has access to up to $85.3 million from a revolving credit facility in the United States. These funds are available to cover short-term cash requirements and other potential capital outlays, including share repurchases and acquisitions. Also at December 31, 2013, the Company had letters of credit totaling $17.7 million and performance bond commitments totaling $49.0 million. The letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default of our obligations under each contract, the probability of which we believe is remote.

Our primary source of cash is revenues received from customers. Our collection of cash is driven by billing schedules and payment terms that can vary based upon a number of factors, including contract type. Our revenue recognition may be inconsistent with our costs incurred. Where contracts have contingent revenues, based upon meeting standards of performance or levels of outcome, revenue is typically only recognized when these performance outcomes are known, which may be several months after the related costs have been incurred. The Company treats favorable cash flow terms from contracts as deferred revenue. Deferred revenue generally results from up-front reimbursement of project start-up costs or payment terms more favorable than revenue recognition. Deferred revenue from these favorable contract terms are derived from a relatively small percentage of the Company’s portfolio of contracts and, therefore, should generally not be viewed as a predictor of revenue trends. In addition, where contracts require significant financial outlay, MAXIMUS will incur cash outflows for fixed assets and other related costs, which are generally recognized over the life of the arrangement. At December 31, 2013, management considered that the net book value of all capital assets, including deferred contract costs, was less than the expected future cash flows related to these assets.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2013	2012

Net cash provided by (used in):
Operating activities continuing operations	$41,982	$10,119
Operating activities — discontinued operations	(36)	(493)
Investing activities	(7,909)	(10,491)
Financing activities	(37,134)	(21,071)
Effect of exchange rate changes on cash and cash equivalents	(1,936)	(238)
Net decrease in cash and cash equivalents	$(5,033)	$(22,174)

Cash flows provided by operating activities from continuing operations for the quarter ended December 31, 2013 were $42.0 million, compared with $10.1 million in the same quarter in fiscal year 2013. The Company received the benefits of increased earnings and improved cash collections, offset by cash consumed for receivables tied to revenue growth and the payment of annual bonuses.

Cash used in investing activities from continuing operations for the three months ended December 31, 2013 was $7.9 million, compared to $10.5 million for the same period in fiscal year 2013. During fiscal year 2013, the Company incurred in excess of $60 million of capital assets, including capitalized internal-use software, much of which was for the benefit of new or expanding contracts. Capital expenditure in fiscal year 2014 is anticipated to be lower as many of these projects, particularly those related to the ACA, have now commenced.

Cash used in financing activities from continuing operations for the three months ended December 31, 2013 was $37.1 million, compared to $21.1 million for the same period in fiscal year 2013. During the first quarter, the Company paid $12.8 million in employee taxation related to the vesting of restricted stock units in September 2013, compared with $6.7 million in the same period in fiscal 2013. The increase is driven by increases in the Company’s share price. In addition, the Company also used $21.5 million in repurchases of common stock, compared with $15.4 million in the same period in fiscal 2013.

The Company’s cash balance decreased by $1.9 million in the current period owing to foreign exchange rate fluctuations, most notably the decline in value of the Australian Dollar against the United States Dollar.

To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flows from continuing operations to analyze the funds generated from operations. We believe free cash flow from continuing operations is a useful basis for comparing our performance with our competitors. The presentation of non-GAAP free cash flows from continuing operations is not meant to be considered in isolation, nor as an alternative to net income as an indicator of performance, nor as an alternative to cash flows from operating activities as a measure of liquidity. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to other related or similarly titled measures used by other companies. We calculate free cash flow from continuing operations as follows:

	Three Months Ended December 31,
(dollars in thousands)	2013	2012

Cash provided by operating activities — continuing operations	$41,982	$10,119
Purchases of property and equipment	(4,440)	(7,087)
Capitalized software costs	(3,584)	(3,464)
Free cash flow from continuing operations	$33,958	$(432)

Repurchases of the Company’s common stock

The Company has repurchased 505,738 and 499,098 common shares at a cost of $22.5 million and $14.6 million during the three month periods ended December 31, 2013 and 2012, respectively. At December 31, 2013, $74.9 million remains available for share repurchases under a board approved plan.

Dividend

On January 3, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on February 28, 2014 to shareholders of record on February 14, 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and other long-lived assets, and amounts related to contingencies and income tax liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

During the three months ended December 31, 2013, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013.

Item 4.                   Controls and Procedures.

(a)                                 Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS Federal health care project in Boise. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s Federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5 million. MAXIMUS denies liability and will contest the matter vigorously.

Item 1A.              Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2013 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K for the year ended September 30, 2013.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2013 — Oct. 31, 2013	—	$—	—	$97,175

Nov. 1, 2013 — Nov. 30, 2013	208,702	45.05	208,702	$87,881

Dec. 1, 2013 — Dec. 31, 2013	297,036	44.02	297,036	$74,916

Total	505,738	$44.44	505,738

(1)              Under a resolution adopted on November 8, 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: February 7, 2014	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*

Extension of Employment Agreement of Richard A. Montoni, dated October 7, 2013 , filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-12997) on October 7, 2013 and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii)  Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

*                                         Denotes management contract or compensation plan.