Form 10-Q
period 2014-03-31
MAXIMUS INC
filed 2014-05-09
CIK 1032220

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 67,697,400 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

Throughout this Quarterly Report on Form 10-Q, the terms “Company”, “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries unless this report otherwise indicates or the context otherwise requires.

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	$439,015	$326,351	$845,607	$612,617
Cost of revenue	318,343	228,907	619,019	438,643
Gross profit	120,672	97,444	226,588	173,974
Selling, general and administrative expenses	55,129	46,693	107,732	88,915
Acquisition-related expenses	—	16	—	164
Legal and settlement expenses	600	—	600	142
Operating income from continuing operations	64,943	50,735	118,256	84,753
Interest and other income, net	183	637	904	1,743
Income from continuing operations before income taxes	65,126	51,372	119,160	86,496
Provision for income taxes	23,964	19,658	44,198	32,999
Income from continuing operations	41,162	31,714	74,962	53,497

Discontinued operations, net of income taxes:
Income/(loss) from discontinued operations	22	(91)	12	(594)
Gain on disposal	23	66	92	102
Income (loss) from discontinued operations	45	(25)	104	(492)

Net income	$41,207	$31,689	$75,066	$53,005

Basic earnings/(loss) per share:
Income from continuing operations	$0.61	$0.47	$1.10	$0.78
Income/(loss) from discontinued operations	—	(0.01)	—	—
Basic earnings per share	$0.61	$0.46	$1.10	$0.78

Diluted earnings/(loss) per share:
Income from continuing operations	$0.59	$0.45	$1.08	$0.77
Income/(loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.59	$0.45	$1.08	$0.76

Dividends paid per share	$0.045	$0.045	$0.09	$0.09

Weighted average shares outstanding:
Basic	67,884	68,179	68,143	68,171
Diluted	69,307	69,909	69,538	69,835

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months Ended March 31,		Six months Ended March 31,
	2014	2013	2014	2013
Net income	$41,207	$31,689	$75,066	$53,005
Foreign currency translation adjustments	1,638	(965)	(1,447)	(1,568)
Comprehensive income	$42,845	$30,724	$73,619	$51,437

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,323	$125,617
Restricted cash	12,073	12,176
Accounts receivable — billed, net of reserves of $5,430 and $3,828	309,784	272,636
Accounts receivable — unbilled	20,303	20,320
Prepaid income taxes	75	358
Deferred income taxes	29,928	26,443
Prepaid expenses and other current assets	31,966	32,049
Total current assets	535,452	489,599

Property and equipment, net	70,982	77,710
Capitalized software, net	41,542	40,456
Goodwill	173,191	171,867
Intangible assets, net	42,974	42,039
Deferred contract costs, net	12,321	14,318
Deferred income taxes	590	1,179
Deferred compensation plan assets	10,977	10,314
Other assets, net	8,950	10,496
Total assets	$896,979	$857,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$109,654	$109,020
Accrued compensation and benefits	64,651	83,280
Deferred revenue	53,042	53,137
Current portion of long-term debt	158	170
Income taxes payable	18,379	8,327
Other liabilities	10,115	8,373
Total current liabilities	255,999	262,307
Deferred revenue, less current portion	27,065	32,953
Long-term debt	1,149	1,319
Deferred compensation plan liabilities, less current portion	16,161	13,953
Other liabilities	24,969	17,938
Total liabilities	325,343	328,470

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 67,889 and 68,525 shares issued and outstanding at March 31, 2014 and September 30, 2013, at stated amount, respectively	425,648	415,271
Accumulated other comprehensive income	6,540	7,987
Retained earnings	139,448	106,250
Total shareholders’ equity	571,636	529,508
Total liabilities and shareholders’ equity	$896,979	$857,978

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$75,066	$53,005
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(104)	492
Depreciation and amortization	23,759	17,934
Deferred income taxes	(1,387)	6,757
Non-cash equity based compensation	8,561	7,062

Change in assets and liabilities:
Accounts receivable — billed	(37,516)	(33,311)
Accounts receivable — unbilled	(50)	(8,152)
Prepaid expenses and other current assets	2,539	(2,521)
Deferred contract costs	1,979	(1,413)
Accounts payable and accrued liabilities	3,835	8,728
Accrued compensation and benefits	(7,450)	(1,877)
Deferred revenue	(6,211)	(2,934)
Income taxes	10,153	(6,561)
Other assets and liabilities	3,390	2,285
Cash provided by operating activities — continuing operations	76,564	39,494
Cash used in operating activities — discontinued operations	(104)	(554)
Cash provided by operating activities	76,460	38,940

Cash flows from investing activities:
Purchases of property and equipment	(9,516)	(13,351)
Capitalized software costs	(7,317)	(8,240)
Proceeds from settlement of final PSI price	—	3,380
Acquisition of business, net of cash acquired	(2,670)	—
Proceeds from note receivable	154	172
Proceeds from sale of discontinued operations	—	—
Cash used in investing activities	(19,349)	(18,039)

Cash flows from financing activities:
Repurchases of common stock	(34,696)	(15,403)
Employee tax withholding on restricted stock unit vesting	(12,905)	(6,677)
Tax benefit due to option exercises and restricted stock units vesting	2,925	4,680
Cash dividends paid	(6,138)	(6,131)
Stock option exercises	518	1,752
Issuance of long-term debt	15,000	—
Repayment of long-term debt	(15,082)	(87)
Cash used in financing activities	(50,378)	(21,866)

Effect of exchange rate changes on cash and cash equivalents	(1,027)	(1,004)

Net increase/(decrease) in cash and cash equivalents	5,706	(1,969)

Cash and cash equivalents, beginning of period	125,617	189,312

Cash and cash equivalents, end of period	$131,323	$187,343

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2014 and 2013

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

2. Segment Information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)

Revenue:
Health Services	$324,060	100%	$197,948	100%	$623,218	100%	$373,946	100%
Human Services	114,955	100%	128,403	100%	222,389	100%	238,671	100%
Total	439,015	100%	326,351	100%	845,607	100%	612,617	100%

Gross Profit:
Health services	85,061	26.2%	54,651	27.6%	161,879	26.0%	99,910	26.7%
Human Services	35,611	31.0%	42,793	33.3%	64,709	29.1%	74,064	31.0%
Total	120,672	27.5%	97,444	29.9%	226,588	26.8%	173,974	28.4%

Selling, general, and administrative expense:
Health Services	36,285	11.2%	25,742	13.0%	71,550	11.5%	50,375	13.5%
Human Services	18,844	16.4%	21,334	16.6%	36,182	16.3%	38,923	16.3%
Corporate/Other	—	NM	(383)	NM	—	NM	(383)	NM
Total	55,129	12.6%	46,693	14.3%	107,732	12.7%	88,915	14.5%

Operating income from continuing operations:
Health services	48,776	15.1%	28,909	14.6%	90,329	14.5%	49,535	13.2%
Human Services	16,767	14.6%	21,459	16.7%	28,527	12.8%	35,141	14.7%
Corporate/Other	—	NM	383	NM	—	NM	383	NM
Subtotal:
Segment Operating Income	65,543	14.9%	50,751	15.6%	118,856	14.1%	85,059	13.9%
Acquisition-related expenses	—	NM	16	NM	—	NM	164	NM
Legal and settlement expenses	600	NM	—	NM	600	NM	142	NM
Total	$64,943	14.8%	$50,735	15.5%	$118,256	14.0%	$84,753	13.8%

(1)                                 Percentage of respective segment revenue. Changes not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$41,162	$31,714	$74,962	$53,497
Income (loss) from discontinued operations	45	(25)	104	(492)
Net income	$41,207	$31,689	$75,066	$53,005

Denominator:
Basic weighted average shares outstanding	67,884	68,179	68,143	68,171

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,423	1,730	1,395	1,664
Denominator for diluted earnings (loss) per share	69,307	69,909	69,538	69,835

No shares were excluded from the computation in calculating the earnings per share for the three or six months ended March 31, 2014 or 2013.

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

The assets and liabilities of HML were recorded in the Company’s financial statements at their fair values at the acquisition date as follows (in thousands):

	Purchase Price Allocation
	Updated through September 30, 2013	Adjustments	Updated through March 31, 2014
Cash consideration, net of cash acquired	$71,435	$—	$71,435
Stock consideration	6,425	—	6,425
Purchase consideration, net of cash acquired	$77,860	$—	$77,860

Accounts receivable and unbilled receivables	$7,671	$—	$7,671
Other current assets	1,382	—	1,382
Property and equipment	2,752	—	2,752
Intangible assets	20,542	—	20,542
Total identifiable assets acquired	32,347	—	32,347
Accounts payable and other liabilities	6,228	—	6,228
Deferred revenue	1,149	—	1,149
Current income tax liability	612	144	756
Deferred tax liability	4,814	(113)	4,701
Total liabilities assumed	12,803	31	12,834
Net identifiable assets acquired	19,544	(31)	19,513
Goodwill	58,316	31	58,347
Net assets acquired	$77,860	$—	$77,860

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

Centacare

On January 31, 2014, the Company acquired certain businesses trading as Centacare for $2.7 million (3.1 million Australian Dollars) in cash. The operations of these businesses are consistent with the services provided by MAXIMUS in Australia. The Company acquired these businesses in order to expand our operations in Australia.

Of the purchase price, MAXIMUS allocated $3.2 million to intangible assets, representing customer relationships, and $0.5 million to deferred revenue. The intangible assets will be amortized over the anticipated lives of the customer relationships, which are approximately four years.

The businesses acquired with Centacare were immediately integrated into the existing MAXIMUS business. Accordingly, we are unable to accurately estimate the revenue from this acquisition. However, we believe the acquired revenue from this acquisition would not be material.

5. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2014 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2013	$125,096	$46,771	$171,867
Changes to allocation of HML purchase price	31	—	31
Foreign currency translation	1,393	(100)	1,293
Balance as of March 31, 2014	$126,520	$46,671	$173,191

The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2014			As of September 30, 2013
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer contracts and relationships	$43,130	$5,766	$37,364	$39,243	$3,953	$35,290
Technology based intangible assets	9,343	6,415	2,928	9,583	5,974	3,609
Trademarks and trade names	4,378	1,696	2,682	4,421	1,303	3,118
Non-compete arrangements	—	—	—	243	221	22
Total	$56,851	$13,877	$42,974	$53,490	$11,451	$42,039

The Company’s intangible assets have a weighted average remaining life of 11.9 years, comprising 13.2 years for customer contracts and relationships, 3.6 years for technology-based intangible assets and 3.4 years for the trademarks and trade names. Amortization expense for the six months ended March 31, 2014 and 2013 was $2.8 million and $2.3 million, respectively. Estimated future amortization expense is as follows (in thousands):

Six months ended September 30, 2014	$3,046
Year ended September 30, 2015	5,968
Year ended September 30, 2016	5,692
Year ended September 30, 2017	5,293
Year ended September 30, 2018	4,052
Year ended September 30, 2019	3,070

6. Credit facilities

On March 15, 2013, the Company entered into an unsecured five-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit agreement entered into in January 2008. The Credit Agreement provides for a revolving line of credit up to $100 million that may be used for revolving loans; swingline loans, subject to a sublimit of $5 million; and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital expenses, capital expenditures and acquisitions. The arrangement terminates on March 15, 2018, at which time all outstanding borrowings must be repaid.

At March 31, 2014, the Company’s only borrowings under the Credit Agreement were four letters of credit totaling $6.7 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million are held with another financial institution to cover similar obligations. During the three month period ended March 31, 2014, the Company borrowed $15 million, which was repaid within the period.

The Credit Agreement requires the Company to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of March 31, 2014. The obligations of the Company under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that the Company’s total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1.0 or the Company incurs a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the Company and certain of its subsidiaries. At March 31, 2014, our total leverage ratio was less than 0.1 to 1.0.

The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon the Company’s leverage and varies between 0.15% and 0.3%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement and the applicable percentages are based upon the Company’s leverage rate at the time of the borrowing. At March 31, 2014, the Company utilized the lowest available applicable margins listed above.

In addition to this revolving credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provided a loan of 1.8 million Canadian Dollars, the proceeds of which were required to be used for specific technology-based research and development. The loan has no interest charge. At March 31, 2014, $1.3 million (1.4 million Canadian Dollars) was outstanding under this agreement, which is repayable in 33 remaining quarterly installments.

Certain contracts require us to provide a surety bond as a guarantee of performance. At March 31, 2014 and September 30, 2013, the Company had performance bond commitments totaling $50.5 million and $50.8 million, respectively. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

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

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care project in Boise. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5 million. MAXIMUS has since reclassified the trainers as non-exempt employees and is seeking an expedited resolution of their wage claims.  MAXIMUS denies liability as to the supervisors and will contest the matter vigorously. As of March 31, 2014, the Company has reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

8. Stock Repurchase Programs

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2014 and 2013, the Company repurchased 807,138 and 499,098 common shares at a cost of $35.5 million and $14.6 million, respectively. The amount available for future repurchases was $62.1 million at March 31, 2014.

The Company has acquired an additional 241,500 shares at a cost of $10.3 million between April 1, 2014 and May 9, 2014.

9. Subsequent Events

Dividend

On April 4, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on May 30, 2014 to shareholders of record on May 15, 2014.

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

Business Overview

We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People. ®  Our business is focused almost exclusively on administering government-sponsored programs, such as Medicaid, CHIP, health care reform, welfare-to-work, Medicare, child support and other government programs. We are one of the largest pure-play health and human services administrative providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our deep domain expertise, repeatable processes and technology solutions to help government agencies run efficient, cost-effective programs and to improve program accountability and outcomes, while enhancing the quality of services provided to program beneficiaries.

Both within the United States and internationally, governments are being challenged by factors that increase social burdens, including aging populations and demands for health care reform, offset by reduced funds with which to deal with these demands. We believe that these trends will continue to provide a demand for services that can be met by companies such as MAXIMUS. We are also seeing increased scrutiny and heightened accountability within the markets which we serve. The Company believes that a combination of its rigorous employee training, stringent adherence to its Standards of Business Conduct and Ethics, robust financial performance and global experience gives existing and future customers the confidence that MAXIMUS can reliably operate their high-profile public health and human services programs.

Financial overview

The Company experienced significant growth in both revenue and operating profit for the three and six month periods ended March 31, 2014 compared to the same periods in fiscal year 2013. The principal driver of this growth was work in our Health Services segment related to the Affordable Care Act (ACA). In serving our clients, we delivered high-quality customer contact center operations and comprehensive contingency plans where technology issues in the health insurance exchanges were causing delays. The Company was also effectively able to address spikes in call volumes where consumers were unable to enroll in health plans using health insurance exchange websites.

The Company continues to see opportunities to expand further our business related to the ACA and Medicaid-related initiatives. MAXIMUS is currently providing customer contact centers for five states, the District of Columbia and the United States Federal Government. The Company anticipates that some states currently utilizing the federal marketplace may migrate to their own exchanges over the next several years. If this does occur, there will be opportunities for experienced service providers such as MAXIMUS to operate these exchanges.

The Company reported strong operating cash flows in the six month period ended March 31, 2014 driven by increased business. The Company continued to invest funds in working capital as well as in repurchases of common stock. At March 31, 2014, the Company held $131.3 million in unrestricted cash and cash equivalents and had minimal debt.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$439,015	$326,351	$845,607	$612,617

Gross profit	$120,672	$97,444	$226,588	$173,974
Gross profit percentage	27.5%	29.9%	26.8%	28.4%

Selling, general and administrative expenses	$55,129	$46,693	$107,732	$88,915
Selling, general and administrative expense as a percentage of revenue	12.6%	14.3%	12.7%	14.5%

Acquisition-related expenses	—	16	—	164
Legal and settlement expenses	600	—	600	142

Operating income from continuing operations	$64,943	$50,735	$118,256	$84,753
Operating margin from continuing operations percentage	14.8%	15.5%	14.0%	13.8%

Interest and other income, net	183	637	904	1,743

Income from continuing operations before income taxes	65,126	51,372	119,160	86,496
Provision for income taxes	23,964	19,658	44,198	32,999
Tax rate	36.8%	38.3%	37.1%	38.2%

Income from continuing operations, net of income taxes	$41,162	$31,714	$74,962	$53,497
Income (loss) from discontinued operations, net of income taxes	$45	$(25)	$104	$(492)
Net income	$41,207	$31,689	$75,066	$53,005

Basic earnings (loss) per share:
Income from continuing operations	$0.61	$0.47	$1.10	$0.78
Income (loss) from discontinued operations	—	(0.01)	—	—
Basic earnings per share	$0.61	$0.46	$1.10	$0.78

Diluted earnings (loss) per share:
Income from continuing operations	$0.59	$0.45	$1.08	$0.77
Income (loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.59	$0.45	$1.08	$0.76

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

The results for the three and six month periods ended March 31, 2013 were affected by a one-time benefit from the termination of a system-integration contract acquired with Policy Studies Inc. (PSI). This termination resulted in one-time, non-cash benefits to revenue and pre-tax profit of $16.0 million and $10.9 million, respectively. Although contract terminations for convenience do occur within our business, they are infrequent. In addition, this termination was unusual due to the significant effect of the transaction, which is highly unlikely to be repeated, as it involved deferred revenue from the PSI acquisition and did not reflect the underlying business operations of the Company. Accordingly, we discuss below the results of the business both including and excluding the effect of this contract termination. We believe the presentation of revenue, profit, profit margins and earnings per share excluding the effect of this contract termination provide a useful basis for assessing the Company’s performance compared to prior periods or our competitors. However, these numbers are “non-GAAP” numbers and are not meant to be considered in isolation or as alternatives to their GAAP equivalents as measures of performance. A reconciliation between the Company’s results and those results excluding the effect of this terminated contract is shown below:

(dollars in thousands)	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013

Revenue	$326,351	$612,617
Less revenue from terminated contract	(16,035)	(16,035)
Revenue excluding terminated contract	$310,316	$596,582

Gross profit	$97,444	$173,974
Less gross profit from terminated contract	(10,900)	(10,900)
Gross profit excluding terminated contract	$86,544	$163,074

Operating income	$50,735	$84,753
Less operating income from terminated contract	(10,900)	(10,900)
Operating income excluding terminated contract	39,835	73,853

Gross profit margin excluding terminated contract	27.9%	27.3%
Operating margin percentage excluding terminated contract	12.8%	12.4%

We discuss constant currency revenue information to provide a framework for assessing how our business performed excluding the effect of foreign currency rate fluctuations. Constant currency revenue growth is a non-GAAP number that we believe is useful for assessing the performance of the business excluding the effects of currency fluctuations. To provide this information, revenue from foreign operations is converted into United States dollars using exchange rates from the comparative period in the prior fiscal year. Constant currency revenue growth should not be considered in isolation, nor as an alternative to revenue growth. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.

In assessing the performance of our business, we believe that it is helpful to our investors to show organic revenue growth, which represents the increase in revenue from contracts excluding those acquired in business combinations within the last twelve months. Organic growth is a non-GAAP number that we believe provides a useful basis for assessing the performance of the business excluding the results of acquisitions. In order to calculate organic growth, we remove the revenue from HML from the three and six month periods ended March 31, 2014. Organic growth is not meant to be used in isolation, nor as an alternative to revenue growth as a measure of performance. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies. In January 2014, the Company acquired additional business in Australia, which would typically be excluded from our organic growth calculation. However, as the contracts acquired with the acquisition were immediately integrated into existing, identical contracts held by MAXIMUS, we are unable to accurately estimate the revenue from this acquisition. However, we believe the acquired revenue from this acquisition would not be material to the business or to the analyses shown below.

Revenue growth for the three and six months ended March 31, 2014 is summarized below:

(dollars in thousands)	Three Months Ended March 31		Six Months Ended March 31

Revenue for fiscal year 2013, respective periods	$326,351		$612,617
Revenue from terminated contract	(16,035)	(5)%	(16,035)	(3)%
Revenue for fiscal year 2013, respective periods, excluding terminated contract	$310,316		$596,582

Organic growth	112,654	35%	218,453	36%
Acquired growth	16,045	5%	30,572	5%

Revenue for fiscal year 2014, respective periods	$439,015	35%	$845,607	38%

Revenue increased 35% and 38% for the three and six month periods ended March 31, 2014, compared to their respective comparative periods. This growth was principally driven by organic growth in the Health Services Segment. The Company also received the benefit of the acquisition of HML, which increased revenue by approximately 5% compared to prior year, offset by the effect of the terminated contract. On a constant currency basis, overall revenue growth would have been 37% and 40% for the three and six month periods ended March 31, 2014, respectively. A decline in the value of the Australian Dollar was responsible for much of the shortfall in revenue.

Gross profit margin declined from 29.9% to 27.5% for the three month period ended March 31, 2014 and declined from 28.4% to 26.8% for the six month period ended March 31, 2014, compared to the same periods in fiscal year 2013. The principal cause of this decline is the termination of the contract noted above.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has declined in the quarter ended March 31, 2014, compared with the same period in the prior year. This decline was driven by the significant increase in revenue in fiscal year 2014.

Operating income for the three and six month periods ended March 31, 2014 increased 28% to $64.9 million and 40% to $118.3 million, compared with the comparative periods in fiscal year 2013. If the effect of the contract termination noted above is excluded, operating income growth would have been 63% and 60%, respectively. This growth was driven by organic growth and the acquisition of HML.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal year 2008. The balance also includes immaterial foreign exchange gains and losses and the noncontrolling interest of our operations. Almost all of the income recorded represents income from interest on cash accounts in overseas jurisdictions. The declines recorded reflect the use of overseas cash balances in July 2013 to acquire HML.

The provision for income taxes in the three and six months ended March 31, 2014 was $24.0 million and $44.2 million, respectively, reflecting effective tax rates of 36.8% and 37.1%, respectively. The tax rates are lower than the comparative periods as the Company received the benefit of certain tax credits in this period totaling approximately $0.7 million.

Income from continuing operations, net of income taxes, was $41.2 million, or $0.59 per diluted share, for the three months ended March 31, 2013, compared with $31.7 million, or $0.45 per diluted share, for the same period in fiscal year 2013. For the six month periods ended March 31, 2014 and 2013, income from continuing operations, net of income taxes, was $75.0 million and $53.5 million, or $1.08 and $0.77 per diluted share, respectively. For the periods ending March 31, 2013, net income and diluted earnings per share included the one-time benefits of $6.5 million and $0.09, respectively, from the contract termination noted above.

Health Services

The Health Services Segment provides a variety of business process services for state, provincial and federal programs, such as the ACA, Medicaid, CHIP, Medicare and the Health Insurance British Columbia Program.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2014	2013	2014	2013

Revenue	$324,060	$197,948	$623,218	$373,946
Gross profit	85,061	54,651	161,879	99,910
Operating income	48,776	28,909	90,329	49,535

Gross profit percentage	26.2%	27.6%	26.0%	26.7%
Operating margin percentage	15.1%	14.6%	14.5%	13.2%

Revenue increased by 64% and 67% for the three and six month periods ended March 31, 2014, compared with the comparative periods in fiscal year 2013. Organic revenue provided the majority of this growth, being 56% and 58% of the increase, respectively, with the balance made up of HML revenues. Increases in revenue were driven by:

•                  Revenues from new work and expansion of existing contracts, including those related to the implementation and support of the ACA;

•                  Increased volumes in our appeals and assessments businesses, which is reimbursed on a per-transaction basis; and

•                  The acquisition of HML in July 2013.

We anticipate that increased demand for ACA and Medicaid-related services will continue throughout fiscal year 2014 with additional supplemental work to support both programs. We anticipate that volumes within our appeals and assessments businesses will continue to remain strong as new appeals and assessments work offsets a slow-down, expected in fiscal year 2015, in Medicare appeals volumes due to changes in the Recovery Audit Contractor (RAC) program. Future demand may fluctuate either up or down on a seasonal basis or in future enrollment years.

Gross profit margins for the three and six months ended March 31, 2014 were slightly lower than those in the same periods in fiscal year 2013. Gross profit margins remain consistent with prior periods and Company expectations; although short-term fluctuations may be driven by the timing of change orders, open enrollments and the contract lifecycle, these changes are not expected to be significant. Operating profit margin has improved compared to fiscal year 2013, driven by the significant increase in business.

Human Services

The Human Services Segment includes a variety of business process services, case management, job training and support services for programs such as welfare-to-work programs, child support, K-12 special education and other specialized consulting services.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2014	2013	2014	2013

Revenue	$114,955	$128,403	$222,389	$238,671
Gross profit	35,611	42,793	64,709	74,064
Operating income	16,767	21,459	28,527	35,141

Gross profit percentage	31.0%	33.3%	29.1%	31.0%
Operating margin percentage	14.6%	16.7%	12.8%	14.7%

The results in fiscal year 2013 were significantly affected by the terminated contract, the effects of which are summarized below:

(dollars in thousands)	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013

Revenue	$128,403	$238,671
Less revenue from terminated contract	(16,035)	(16,035)
Revenue excluding terminated contract	$112,368	$222,636

Gross profit	$42,793	$74,064
Less gross profit from terminated contract	(10,900)	(10,900)
Gross profit excluding terminated contract	31,893	63,164

Operating income	$21,459	$35,141
Less operating income from terminated contract	(10,900)	(10,900)
Operating income excluding terminated contract	$10,559	$24,241

Gross profit margin percentage excluding terminated contract	28.4%	28.4%
Operating margin percentage excluding terminated contract	9.4%	10.9%

Revenues decreased 10% and 7% for the three and six month periods ended March 31, 2014, compared to the comparative periods in fiscal 2013. Excluding the effects of the terminated contract, revenues increased 2% and remained consistent over the same periods. On a constant currency basis and excluding the terminated contract, revenues would have increased 7% and 4% for the three and six month periods, respectively.

Gross and operating profit margins have declined year-over-year, driven by the terminated contract. Excluding this effect, profit margins have increased, driven by expected increases for the quarter in international business and short-term consulting contracts.

In future quarters, we anticipate additional growth from the expansion of our contracts in Australia, where MAXIMUS has been awarded a greater allocation of work based upon past performance. Much of this work is expected to commence in the final quarter of fiscal year 2014.

Discontinued operations

The Company continues to record small gains on the sale of Unison MAXIMUS, Inc. (“Unison”), a business that was sold in May 2008. The consideration for the sale included a promissory note that is fully reserved. Small payments continue to be received on this note but owing to uncertainties over the collectability of the full balance, the Company has only recorded a gain on sale where recovery is considered assured, which is typically when cash payments are received. The Company has recorded gains of $0.2 million in the six month periods ended March 31, 2014 and 2013.

Liquidity and Capital Resources

At March 31, 2014, the Company held $131.3 million in cash and cash equivalents. Approximately 65% of these funds are held in overseas locations in which we do business, principally Australia, Canada and the United Kingdom. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other overseas jurisdictions, as well as the manner and timing in which MAXIMUS would make these transactions.

Owing to restrictions in transferring funds to the United States, domestic cash flows are required to cover dividend payments and share repurchases. In addition, the acquisition of PSI was funded with domestic cash and we would expect any other acquisitions taking place in the United States would be funded in a similar manner. Payments from our customers are our principal source of cash inflows, which are affected by billing schedules, payment terms and delays in payments. Delays in payments most often occur at the beginning of contractual arrangements or may be driven by difficulties with state and local budgets. Although the Company has experienced such delays from customers, most funds are ultimately recovered in full. The Company may also experience cash outflows from contracts at their inception, as start-up costs are incurred prior to revenues being billable, and, where contracts are performance-based, a project may experience initial cash outflows until outcome-based payments are received. To provide against such outflows, the Company utilizes a credit facility with up to $100 million of borrowing capacity. During the three month period ended March 31, 2014, the Company borrowed $15 million to cover short-term cash requirements. This balance was repaid within the quarter and no such borrowings were outstanding at March 31, 2014. The only indebtedness under this credit facility at March 31, 2014 relates to four letters of credit totaling $6.7 million. In addition, the Company has two letters of credit totaling $3.0 million outstanding with another financial institution.

In general, although some overseas locations have required initial investment, the Company has been able to utilize cash flows from operations to fund working capital and capital expenditure requirements in all locations in which it has operated and the Company continues to expect that this will be the case. The Company has one overseas loan: an interest-free loan from the Atlantic Innovation Fund of Canada, which must be used for specific purposes.

At March 31, 2014, the Company was in compliance with all debt covenants.

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2014	2013

Net cash provided by (used in):
Operating activities — continuing operations	$76,564	$39,494
Operating activities — discontinued operations	(104)	(554)
Investing activities — continuing operations	(19,349)	(18,039)
Financing activities — continuing operations	(50,378)	(21,866)
Effect of exchange rate changes on cash and cash equivalents	(1,027)	(1,004)
Net increase (decrease) in cash and cash equivalents	$5,706	$(1,969)

Cash provided by operating activities from continuing operations for the six months ended March 31, 2014 was $76.6 million, compared with $39.5 million in the same period in fiscal year 2013. This increase is driven by the Company’s increased profitability.

Cash used in investing activities from continuing operations for the six months ended March 31, 2014 was $19.3 million, compared to $18.0 million for the same period in fiscal year 2013. Investment in property and equipment and capitalized software has declined by approximately $4.8 million year-over-year, reflecting the significant investment which occurred in fiscal year 2013 to address many project start-ups in fiscal year 2014. This decline was offset by a payment of $2.7 million in fiscal year 2014 related to the Company’s acquisition of Centacare’s business and the receipt of $3.4 million in fiscal 2013 related to the final settlement of the acquisition price of PSI.

Cash used in financing activities from continuing operations for the six months ended March 31, 2014 was $50.4 million, compared to $21.9 million for the same period in fiscal year 2013. The principal driver of the increase was an increase of $19.3 million for share repurchases of common stock.

The Company’s cash balance decreased by $1.0 million in the six-month period ended March 31, 2014 owing to foreign exchange rate fluctuations. The principal driver of this change was the weakening of the Canadian Dollar against the United States Dollar.

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

	Six Months Ended March 31,
(dollars in thousands)	2014	2013

Cash provided by operating activities — continuing operations	$76,564	$39,494
Purchases of property and equipment	(9,516)	(13,351)
Capitalized software costs	(7,317)	(8,240)
Free cash flow from continuing operations	$59,731	$17,903

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the six months ended March 31, 2014 and 2013, the Company repurchased 807,138 and 499,098 common shares at a cost of $35.5 million and $14.6 million, respectively. The amount available for future repurchases was $62.1 million at March 31, 2014.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At March 31, 2014, the Company had letters of credit totaling $9.7 million and performance bond commitments totaling $50.5 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On April 4, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on May 30, 2014 to shareholders of record on May 15, 2014.

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

During the three months ended March 31, 2014, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care project in Boise. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5 million. MAXIMUS has since reclassified the trainers as non-exempt employees and is seeking an expedited resolution of their wage claims. MAXIMUS denies liability as to the supervisors and will contest the matter vigorously. As of March 31, 2014, the Company has reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2014 — Jan. 31, 2014	214,200	$43.07	214,200	$65,800

Feb. 1, 2014 — Feb. 28, 2014	25,300	41.37	25,300	$64,835

Mar. 1, 2014 — Mar. 31, 2014	61,900	43.81	61,900	$62,123

Total	301,400	$43.08	301,400

(1)        Under a resolution adopted and publicly announced in November 2011, the Board of Directors has authorized the repurchase, at management’s discretion, of up to an aggregate of $125.0 million of the Company’s common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: May 9, 2014	By:	/s/ David N. Walker
David N. Walker
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*

Letter agreement between Richard A. Montoni and MAXIMUS, Inc. dated March 4, 2014, filed as an exhibit to the Current Report on Form 8-K (File No. 1-12997) on March 4, 2014 and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

* Denotes management contract or compensation plan.