Form 10-Q
period 2014-06-30
MAXIMUS INC
filed 2014-08-08
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 66,993,971 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	$419,899	$334,323	$1,265,506	$946,940
Cost of revenue	307,296	239,763	926,315	678,406
Gross profit	112,603	94,560	339,191	268,534
Selling, general and administrative expenses	57,345	49,181	165,077	138,096
Acquisition-related expenses	—	1,174	—	1,500
Legal and settlement expenses/(recoveries), net	—	(182)	600	(202)
Operating income from continuing operations	55,258	44,387	173,514	129,140
Interest and other income, net	9	701	913	2,444
Income from continuing operations before income taxes	55,267	45,088	174,427	131,584
Provision for income taxes	21,226	17,052	65,424	50,051
Income from continuing operations	34,041	28,036	109,003	81,533

Discontinued operations, net of income taxes:
Loss from discontinued operations	(21)	(3)	(9)	(597)
Gain on disposal	118	67	210	169
Income (loss) from discontinued operations	97	64	201	(428)

Net income	$34,138	$28,100	$109,204	$81,105

Basic earnings/(loss) per share:
Income from continuing operations	$0.50	$0.41	$1.60	$1.20
Income/(loss) from discontinued operations	—	—	0.01	(0.01)
Basic earnings per share	$0.50	$0.41	$1.61	$1.19

Diluted earnings/(loss) per share:
Income from continuing operations	$0.49	$0.40	$1.57	$1.17
Income/(loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.49	$0.40	$1.57	$1.16

Dividends paid per share	$0.045	$0.045	$0.135	$0.135

Weighted average shares outstanding:
Basic	67,659	68,162	67,982	68,168
Diluted	69,031	69,867	69,369	69,864

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months Ended June 30,		Nine months Ended June 30,
	2014	2013	2014	2013
Net income	$34,138	$28,100	$109,204	$81,105
Foreign currency translation adjustments	6,366	(18,454)	4,919	(20,022)
Comprehensive income	$40,504	$9,646	$114,123	$61,083

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,942	$125,617
Restricted cash	13,356	12,176
Accounts receivable — billed and billable, net of reserves of $3,831 and $3,828	274,544	272,636
Accounts receivable — unbilled	17,006	20,320
Prepaid income taxes	2,620	358
Deferred income taxes	27,773	26,443
Prepaid expenses and other current assets	36,159	32,049
Total current assets	554,400	489,599

Property and equipment, net	71,961	77,710
Capitalized software, net	41,482	40,456
Goodwill	175,471	171,867
Intangible assets, net	42,117	42,039
Deferred contract costs, net	13,750	14,318
Deferred income taxes	1,567	1,179
Deferred compensation plan assets	11,242	10,314
Other assets, net	10,090	10,496
Total assets	$922,080	$857,978

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,313	$109,020
Accrued compensation and benefits	73,133	83,280
Deferred revenue	57,447	53,137
Current portion of long-term debt	164	170
Income taxes payable	17,743	8,327
Other liabilities	11,576	8,373
Total current liabilities	261,376	262,307
Deferred revenue, less current portion	30,056	32,953
Long-term debt	1,150	1,319
Deferred taxes	16,965	16,359
Deferred compensation plan liabilities, less current portion	17,422	13,953
Other liabilities	6,609	1,579
Total liabilities	333,578	328,470

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 67,366 and 68,525 shares issued and outstanding at June 30, 2014 and September 30, 2013, at stated amount, respectively	430,642	415,271
Accumulated other comprehensive income	12,906	7,987
Retained earnings	144,954	106,250
Total shareholders’ equity	588,502	529,508
Total liabilities and shareholders’ equity	$922,080	$857,978

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$109,204	$81,105
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(201)	428
Depreciation and amortization	36,297	25,763
Deferred income taxes	(577)	3,030
Non-cash equity based compensation	12,809	10,708

Change in assets and liabilities:
Accounts receivable — billed	(1,362)	(50,072)
Accounts receivable — unbilled	3,280	(5,921)
Prepaid expenses and other current assets	(1,343)	(2,522)
Deferred contract costs	556	(2,451)
Accounts payable and accrued liabilities	(5,337)	16,480
Accrued compensation and benefits	2,510	6,941
Deferred revenue	88	(2,940)
Income taxes	6,162	5,989
Other assets and liabilities	3,212	2,624
Cash provided by operating activities — continuing operations	165,298	89,162
Cash used in operating activities — discontinued operations	(148)	(587)
Cash provided by operating activities	165,150	88,575

Cash flows from investing activities:
Purchases of property and equipment	(18,389)	(24,869)
Capitalized software costs	(9,177)	(13,652)
Proceeds from settlement of final PSI price	—	3,380
Acquisition of business, net of cash acquired	(2,670)	—
Proceeds from note receivable	350	285
Cash used in investing activities	(29,886)	(34,856)

Cash flows from financing activities:
Repurchases of common stock	(59,354)	(27,814)
Employee tax withholding on restricted stock unit vesting	(14,681)	(8,868)
Tax benefit due to option exercises and restricted stock units vesting	2,925	4,680
Cash dividends paid	(9,181)	(9,202)
Stock option exercises	1,145	1,840
Issuance of long-term debt	15,000	—
Repayment of long-term debt	(15,122)	(130)
Cash used in financing activities	(79,268)	(39,494)

Effect of exchange rate changes on cash and cash equivalents	1,329	(15,626)

Net increase/(decrease) in cash and cash equivalents	57,325	(1,401)

Cash and cash equivalents, beginning of period	125,617	189,312

Cash and cash equivalents, end of period	$182,942	$187,911

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2014 and 2013

1. Organization and basis of presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

2. Segment information

The following table provides certain financial information for each of the Company’s business segments (in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)

Revenue:
Health Services	$305,647	100%	$217,901	100%	$928,865	100%	$591,847	100%
Human Services	114,252	100%	116,422	100%	336,641	100%	355,093	100%
Total	419,899	100%	334,323	100%	1,265,506	100%	946,940	100%

Gross Profit:
Health services	79,679	26.1%	62,868	28.9%	241,558	26.0%	162,778	27.5%
Human Services	32,924	28.8%	31,692	27.2%	97,633	29.0%	105,756	29.8%
Total	112,603	26.8%	94,560	28.3%	339,191	26.8%	268,534	28.4%

Selling, general, and administrative expense:
Health Services	37,430	12.2%	28,507	13.1%	108,980	11.7%	78,882	13.3%
Human Services	19,915	17.4%	20,674	17.8%	56,097	16.7%	59,597	16.8%
Corporate/Other	—	NM	—	NM	—	NM	(383)	NM
Total	57,345	13.7%	49,181	14.7%	165,077	13.0%	138,096	14.6%

Operating income from continuing operations:
Health services	42,249	13.8%	34,361	15.8%	132,578	14.3%	83,896	14.2%
Human Services	13,009	11.4%	11,018	9.5%	41,536	12.3%	46,159	13.0%
Corporate/Other	—	NM	—	NM	—	NM	383	NM
Subtotal:
Segment Operating Income	55,258	13.2%	45,379	13.6%	174,114	13.8%	130,438	13.8%
Acquisition-related expenses	—	NM	1,174	NM	—	NM	1,500	NM
Legal and settlement expenses/ (recoveries)	—	NM	(182)	NM	600	NM	(202)	NM
Total	$55,258	13.2%	$44,387	13.3%	$173,514	13.7%	$129,140	13.6%

(1)                                 Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM”.

3. Earnings Per Share

The following table sets forth the components of basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$34,041	$28,036	$109,003	$81,533
Income (loss) from discontinued operations	97	64	201	(428)
Net income	$34,138	$28,100	$109,204	$81,105

Denominator:
Basic weighted average shares outstanding	67,659	68,162	67,982	68,168

Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,372	1,705	1,387	1,696
Denominator for diluted earnings (loss) per share	69,031	69,867	69,369	69,864

All outstanding stock awards were included in the computation in calculating the earnings per share for the three or nine months ended June 30, 2014 or 2013.

4. Supplemental disclosures

During the nine months ended June 30, 2014 and 2013, the Company made income tax payments of $57.4 million and $40.6 million, respectively.

At June 30, 2014, the Company held cash and cash equivalents of $182.9 million. Approximately 55% of these funds are in jurisdictions outside the United States and the Company does not intend at this time to transfer these funds to the United States.

5. Business combinations

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

The Company allocated the acquisition price to the fair value of the assets and liabilities of HML at the acquisition date. The Company provided estimates of these balances at September 30, 2013 and has updated these estimates as more information became available. The Company has completed this exercise and no additional changes to the acquisition date balance sheet are expected. The assets and liabilities of HML recorded in the Company’s financial statements at the acquisition date are summarized below (in thousands):

	Purchase Price Allocation
	Updated through September 30, 2013	Adjustments	Updated through June 30, 2014
Cash consideration, net of cash acquired	$71,435	$—	$71,435
Stock consideration	6,425	—	6,425
Purchase consideration, net of cash acquired	$77,860	$—	$77,860

Accounts receivable and unbilled receivables	$7,671	$—	$7,671
Other current assets	1,382	—	1,382
Property and equipment	2,752	—	2,752
Intangible assets	20,542	—	20,542
Total identifiable assets acquired	32,347	—	32,347
Accounts payable and other liabilities	6,228	—	6,228
Deferred revenue	1,149	—	1,149
Current income tax liability	612	144	756
Deferred tax liability	4,814	(113)	4,701
Total liabilities assumed	12,803	31	12,834
Net identifiable assets acquired	19,544	(31)	19,513
Goodwill	58,316	31	58,347
Net assets acquired	$77,860	$—	$77,860

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

Centacare

On January 31, 2014, the Company acquired certain businesses trading as Centacare for $2.7 million ($3.1 million Australian) in cash. The operations of these businesses are consistent with the services provided by MAXIMUS in Australia. The Company acquired these businesses in order to expand our operations in Australia.

Of the purchase price, MAXIMUS allocated $3.2 million to intangible assets, representing customer relationships, and $0.5 million to deferred revenue. The intangible assets will be amortized over the anticipated lives of the customer relationships, which are approximately four years.

The businesses acquired with Centacare were immediately integrated into the existing MAXIMUS business within our Human Services segment. The results of the acquired business would not be material for any periods shown.

6. Goodwill and intangible assets

The changes in goodwill for the nine months ended June 30, 2014 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2013	$125,096	$46,771	$171,867
Changes to allocation of HML purchase price	31	—	31
Foreign currency translation	3,213	360	3,573
Balance as of June 30, 2014	$128,340	$47,131	$175,471

The following table sets forth the components of intangible assets (in thousands):

	As of June 30, 2014			As of September 30, 2013
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net

Customer contracts and relationships	$43,782	$6,888	$36,894	$39,243	$3,953	$35,290
Technology based intangible assets	9,490	6,757	2,733	9,583	5,974	3,609
Trademarks and trade names	4,400	1,910	2,490	4,421	1,303	3,118
Non-compete arrangements	—	—	—	243	221	22
Total	$57,672	$15,555	$42,117	$53,490	$11,451	$42,039

The Company’s intangible assets have a weighted average remaining life of 11.9 years, comprising 13.1 years for customer contracts and relationships, 3.4 years for technology-based intangible assets and 3.2 years for the trademarks and trade names. Amortization expense for the nine months ended June 30, 2014 and 2013 was $4.4 million and $3.5 million, respectively. Estimated future amortization expense is as follows (in thousands):

Three months ended September 30, 2014	$1,543
Year ended September 30, 2015	6,033
Year ended September 30, 2016	5,759
Year ended September 30, 2017	5,360
Year ended September 30, 2018	4,099
Year ended September 30, 2019	3,101

7. Credit facilities

On March 15, 2013, the Company entered into an unsecured five-year revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit agreement entered into in January 2008. The Credit Agreement provides for a revolving line of credit up to $100 million that may be used for revolving loans; swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. The arrangement terminates on March 15, 2018, at which time all outstanding borrowings must be repaid.

At June 30, 2014, the Company’s only indebtedness under the Credit Agreement was four letters of credit totaling $6.7 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations. During the nine month period ended June 30, 2014, the Company borrowed $15.0 million, which was repaid within the period.

The Credit Agreement requires the Company to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of June 30, 2014. The obligations of the Company under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that the Company’s total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1.0 or the Company incurs a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the Company and certain of its subsidiaries. At June 30, 2014, our total leverage ratio was negligible.

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

In addition to this revolving credit facility, the Company has a loan agreement with the Atlantic Innovation Fund of Canada. This provided a loan of $1.8 million (Canadian), the proceeds of which were required to be used for specific technology-based research and development. The loan has no interest charge. At June 30, 2014, $1.3 million ($1.4 million Canadian) was outstanding under this agreement, which is repayable in 32 remaining quarterly installments.

Certain contracts require us to provide a surety bond as a guarantee of performance. At June 30, 2014, the Company had performance bond commitments totaling $39.3 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

8. Commitments and contingencies

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

In 2008, MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district (“District”) which was a SchoolMAX client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included within discontinued operations. The District subsequently filed a motion to vacate the decision of the arbitration panel which was denied by the court in July 2013. The District has appealed that ruling. Separately, in late 2012, the District claimed that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were formally asserted.

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care projects in Boise, Idaho and Brownsville, Texas. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5.0 million. MAXIMUS has since reclassified the trainers as non-exempt employees and is seeking an expedited resolution of their wage claims. MAXIMUS denies liability as to the supervisors and will contest the matter vigorously. As of June 30, 2014, the Company has reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

9. Stock repurchase program

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125 million of the Company’s common stock. Under a resolution adopted in June 2014, the Company increased this balance by $150 million, from $43.7 million to $193.7 million. The resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2014 and 2013, the Company repurchased 1,406,667 and 828,898 common shares at a cost of $60.9 million and $27.0 million, respectively. The amount available for future repurchases was $187.3 million at June 30, 2014.

The Company has acquired an additional 403,433 common shares at a cost of $17.0 million between July 1, 2014 and August 8, 2014.

10. Revenue recognition

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which the Company evaluates revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. The Company will adopt this standard during its 2018 fiscal year. At present, the Company is continuing to evaluate the effect of this standard.

11. Dividend

On July 3, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on August 29, 2014 to shareholders of record on August 15, 2014.

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

During fiscal year 2012, the Company acquired Policy Studies, Inc. (PSI). This acquisition strengthened MAXIMUS’ leadership in the administration of public health and human services programs within the United States. During fiscal year 2013, the Company acquired Health Management Limited (HML), a provider of independent health assessments in the United Kingdom. We believe the acquisition of these businesses has provided MAXIMUS with enhanced expertise and knowledge base to enable us to compete for work both domestically and internationally.

Financial overview

The Company experienced significant growth in both revenue and operating profit for the three and nine month periods ended June 30, 2014 compared to the same periods in fiscal year 2013. The principal driver of this growth was contracts in our Health Services segment related to the Affordable Care Act (ACA). In serving our clients, we delivered high-quality customer contact center operations and comprehensive contingency plans where technology issues in the health insurance exchanges were causing delays. The Company was also effectively able to address spikes in call volumes where consumers were unable to enroll in health plans using health insurance exchange websites.

The Company continues to see opportunities to expand further our business related to the ACA and Medicaid-related initiatives. MAXIMUS is currently providing customer contact centers for five states, the District of Columbia and the United States Federal Government. At present, 36 states use the federal marketplace rather than a state-based health insurance exchange and the Company anticipates that some of these states may migrate to their own exchanges over the next several years. If this does occur, there will be opportunities for experienced service providers such as MAXIMUS to operate these exchanges. In international markets, we continue to see demand as governments rationalize their benefits programs and increase their propensity to outsource. We believe that this will provide opportunities to providers like MAXIMUS in both our existing and new markets.

The Company reported strong operating cash flows in the nine month period ended June 30, 2014 driven by increased business. The Company continued to invest funds in working capital as well as in repurchases of common stock. At June 30, 2014, the Company held $182.9 million in unrestricted cash and cash equivalents, of which approximately 55% is held in foreign locations, and minimal debt.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Revenue	$419,899	$334,323	$1,265,506	$946,940

Gross profit	$112,603	$94,560	$339,191	$268,534
Gross profit percentage	26.8%	28.3%	26.8%	28.4%

Selling, general and administrative expenses	$57,345	$49,181	$165,077	$138,096
Selling, general and administrative expense as a percentage of revenue	13.7%	14.7%	13.0%	14.6%

Acquisition-related expenses	—	1,174	—	1,500
Legal and settlement expenses/ (recoveries)	—	(182)	600	(202)

Operating income from continuing operations	$55,258	$44,387	$173,514	$129,140
Operating margin from continuing operations percentage	13.2%	13.3%	13.7%	13.6%

Interest and other income, net	9	701	913	2,444

Income from continuing operations before income taxes	55,267	45,088	174,427	131,584
Provision for income taxes	21,226	17,052	65,424	50,051
Tax rate	38.4%	37.8%	37.5%	38.0%

Income from continuing operations, net of income taxes	$34,041	$28,036	$109,003	$81,533
Income (loss) from discontinued operations, net of income taxes	$97	$64	$201	$(428)
Net income	$34,138	$28,100	$109,204	$81,105

Basic earnings (loss) per share:
Income from continuing operations	$0.50	$0.41	$1.60	$1.20
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Basic earnings per share	$0.50	$0.41	$1.61	$1.19

Diluted earnings (loss) per share:
Income from continuing operations	$0.49	$0.40	$1.57	$1.17
Income (loss) from discontinued operations	—	—	—	(0.01)
Diluted earnings per share	$0.49	$0.40	$1.57	$1.16

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As each of our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

Revenue increased 26% and 34% for the three and nine month periods ended June 30, 2014, compared to their respective comparative periods. The acquisition of HML resulted in growth of 4.9% for the three and nine month periods respectively, with the balance driven by organic growth. This growth was driven by the Health Services segment, which received the benefit of significant new work and expansion of existing work related to the Affordable Care Act.

Gross profit margins have declined in fiscal year 2014 compared to the prior year. These declines are principally driven by our Health Services segment.

Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization and legal expenses incurred in the ordinary course of business. SG&A as a percentage of revenue has declined in the quarter ended June 30, 2014, compared with the same period in the prior year. This decline was driven by the significant increase in revenue in fiscal year 2014.

Operating income for the three and nine month periods ended June 30, 2014 increased 24% to $55.3 million and 34% to $173.5 million, compared with the comparative periods in fiscal year 2013. Operating profit margins remain broadly comparative year-over-year.

Interest and other income, net includes interest earned on cash and cash equivalents and on a note received by the Company for the disposal of a business in fiscal year 2008. The balance also includes immaterial foreign exchange gains and losses and the noncontrolling interest of our operations. Almost all of the income recorded represents income from interest on cash accounts in foreign jurisdictions. The declines recorded reflect the use of foreign cash balances in July 2013 to acquire HML.

The provision for income taxes for the nine months ended June 30, 2014 was $65.4 million, reflecting an effective tax rate of 37.5%. The Company received the benefit of tax credits of $0.7 million during the current fiscal year.

Health Services

The Health Services Segment provides a variety of business process services for state, provincial and federal programs, such as the ACA, Medicaid, CHIP, Medicare and the Health Insurance British Columbia Program.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Revenue	$305,647	$217,901	$928,865	$591,847
Gross profit	79,679	62,868	241,558	162,778
Operating income	42,249	34,361	132,578	83,896

Gross profit percentage	26.1%	28.9%	26.0%	27.5%
Operating margin percentage	13.8%	15.8%	14.3%	14.2%

Revenue increased by 40% and 57% for the three and nine month periods ended June 30, 2014, compared with the comparative periods in fiscal year 2013. HML contributed 7.5% and 7.9% to growth for the three and nine month periods, respectively, with most of the balance driven by new work and expansion of existing contracts related to the implementation and support of the ACA.

Gross profit margins have declined for both the three month and nine month periods ended June 30, 2014. This has been driven by lower margins in our new health care contracts with the Federal Government, which are reimbursed on a cost-plus basis and therefore typically receive lower margins. During the latter half of fiscal year 2013 and the first half of the current year, the Company received the benefit of accretive growth in our appeals and assessments businesses. This growth offset the declines in gross profit for the nine months ended June 30, 2014 compared to the prior year.

Operating profit margins for fiscal year 2014 reflect the effects of the contracts noted above and additional charges related to HML’s intangible asset amortization, offset by the effect of the Company’s economies of scale as the growth in the business exceeds the increase in the Company’s SG&A.

We anticipate that increased demand for ACA and Medicaid-related services will continue throughout fiscal year 2014 with additional supplemental work to support both programs. Although most of this work is recurring, some services will not be repeated in fiscal year 2015. We also anticipate that volumes in our ACA-related work will be lower next year. We anticipate that volumes within our appeals and assessments businesses will decline due to changes in the Recovery Audit Contractor (RAC) program.

During the fourth quarter of fiscal year 2014, the Company will commence operations in two new large programs with the United States Department of Education and the United Kingdom Department of Work and Pensions. These contracts are anticipated to record losses over the next few quarters as the level of work expands. The Company is also anticipating contract amendments on other projects in the fourth quarter of fiscal year 2014 which are expected to offset the losses in that quarter.

Human Services

The Human Services Segment includes a variety of business process services, case management, job training and support services for programs such as welfare-to-work programs, child support, K-12 special education and other specialized consulting services.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Revenue	$114,252	$116,422	$336,641	$355,093
Gross profit	32,924	31,692	97,633	105,756
Operating income	13,009	11,018	41,536	46,159

Gross profit percentage	28.8%	27.2%	29.0%	29.8%
Operating margin percentage	11.4%	9.5%	12.3%	13.0%

Revenues decreased 1.9% three month period ended June 30, 2014, compared to the comparative period in fiscal 2013. This decline was principally driven by declines in the value of the Australian Dollar compared to the United States Dollar. For the nine months ended June 30, 2014, revenue declined 5.2% compared to the same period in fiscal year 2013. The prior year included a one-time benefit from a contract termination of $16.0 million of revenue and $10.9 million of profit.

Gross profit and operating margins have improved for the three months ended June 30, 2014, principally driven by the performance of our short-term consulting contracts. Gross and operating profit margins for the nine months ended June 30, 2013 received the benefit of a contract termination, resulting in a one-time benefit to these results. Excluding the effects of this termination, gross profit and operating profit margins would have grown, driven by the Company’s international businesses and short-term consulting projects.

In future quarters, we anticipate growth from the expansion of our contracts in Australia, where MAXIMUS has been awarded a greater allocation of work based upon past performance. This growth will initially temper margins as the work commences in the final quarter of fiscal year 2014.

Discontinued operations

The Company continues to record small gains on the sale of Unison MAXIMUS, Inc. (“Unison”), a business that was sold in May 2008. The consideration for the sale included a promissory note that is fully reserved. Small payments continue to be received on this note but owing to uncertainties over the collectability of the full balance, the Company has only recorded a gain on sale where recovery is considered assured, which is typically when cash payments are received. The Company has recorded gains of $0.2 million in the nine month periods ended June 30, 2014 and 2013.

Liquidity and Capital Resources

At June 30, 2014, the Company held $182.9 million in cash and cash equivalents. Approximately 55% of these funds are held in foreign locations in which we do business, principally Australia, Canada and the United Kingdom. If we were to transfer these funds to the United States, the Company would be required to accrue and pay additional taxes. We do not intend to repatriate these funds and, accordingly, we have not attempted to quantify the charges which might arise if we were to make this transaction. The charges would vary based upon tax legislation in the United States and the other foreign jurisdictions, as well as the manner and timing in which MAXIMUS would make these transactions.

Accordingly, domestic cash flows are required to cover dividend payments and share repurchases. In addition, the acquisition of PSI in 2012 was funded with domestic cash and we would expect any other acquisitions taking place in the United States would be funded in a similar manner. Payments from our customers are our principal source of cash inflows, which are affected by billing schedules, payment terms and delays in payments. Delays in payments most often occur at the beginning of contractual arrangements or may be driven by difficulties with state and local budgets. Although the Company has experienced such delays from customers, most funds are ultimately recovered in full. The Company may also experience cash outflows from contracts at their inception, as start-up costs are incurred prior to revenues being billable, and, where contracts are performance-based, a project may experience initial cash outflows until outcome-based payments are received. The Company utilizes a credit facility with up to $100 million of borrowing capacity. During the nine month period ended June 30, 2014, the Company borrowed $15 million to cover short-term cash requirements. This balance was repaid before March 31, 2014. No borrowings were outstanding at June 30, 2014.

In general, although some foreign locations have required initial investment, the Company has been able to utilize cash flows from operations to fund working capital and capital expenditure requirements in all locations in which it has operated and the Company continues to expect that this will be the case. The Company has one loan: an interest-free loan from the Atlantic Innovation Fund of Canada, which must be used for specific purposes.

At June 30, 2014, the Company was in compliance with all debt covenants.

Cash Flows

	Nine Months Ended June 30,
(dollars in thousands)	2014	2013

Net cash provided by (used in):
Operating activities — continuing operations	$165,298	$89,162
Operating activities — discontinued operations	(148)	(587)
Investing activities — continuing operations	(29,886)	(34,856)
Financing activities — continuing operations	(79,268)	(39,494)
Effect of exchange rate changes on cash and cash equivalents	1,329	(15,626)
Net increase (decrease) in cash and cash equivalents	$57,325	$(1,401)

Cash provided by operating activities from continuing operations for the nine months ended June 30, 2014 was $165.2 million, compared with $89.2 million in the same period in fiscal year 2013. Operating cash inflows have increased due to the Company’s increased business. In addition, as a significant number of new contracts commenced in the latter half of fiscal year 2013, there were administrative delays in payments from our clients. Many of these issues have been resolved in fiscal year 2014 and this has resulted in significant cash receipts in excess of revenues. However, owing to the growth of the business as well as the anticipated timing of cash receipts, we are anticipating that the Company’s accounts receivable balance will grow during the fourth fiscal quarter of 2014.

Cash used in investing activities from continuing operations for the nine months ended June 30, 2014 was $29.9 million, compared to $34.9 million for the same period in fiscal year 2013. Investment in property and equipment and capitalized software has declined by approximately $11.0 million year-over-year, reflecting the significant investment which occurred in fiscal year 2013 to address many project start-ups in fiscal year 2014. This decline was offset by a payment of $2.7 million in fiscal year 2014 related to the Company’s acquisition of Centacare’s business and the receipt of $3.4 million in fiscal year 2013 related to the final settlement of the acquisition price of PSI.

Cash used in financing activities from continuing operations for the nine months ended June 30, 2014 was $79.3 million, compared to $39.5 million for the same period in fiscal year 2013. The Company has continued to repurchase common stock in fiscal year 2014, using $59.4 million compared with $27.8 million in fiscal year 2013.

The Company’s cash balance increased by $1.3 million in the nine month period ended June 30, 2014 from foreign exchange rate fluctuations. The principal driver of this change was the strengthening of the British Pound against the United States Dollar.

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

	Nine Months Ended June 30,
(dollars in thousands)	2014	2013

Cash provided by operating activities — continuing operations	$165,298	$89,162
Purchases of property and equipment	(18,389)	(24,869)
Capitalized software costs	(9,177)	(13,652)
Free cash flow from continuing operations	$137,732	$50,641

Repurchases of the Company’s common stock

Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $125 million of the Company’s common stock. Under a resolution adopted in June 2014, the Company increased this balance by $150 million. The resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock. During the nine months ended June 30, 2014 and 2013, the Company repurchased 1,406,667 and 828,898 common shares at a cost of $60.9 million and $27.0 million, respectively. The amount available for future repurchases was $187.3 million at June 30, 2014.

Letters of Credit and Performance Bonds

Certain contracts require us to provide a letter of credit or a surety bond as a guarantee of performance. At June 30, 2014, the Company had letters of credit totaling $9.7 million and performance bond commitments totaling $39.3 million. These letters of credit and performance bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Dividend

On July 3, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company’s common stock outstanding. The dividend is payable on August 29, 2014 to shareholders of record on August 15, 2014.

Critical Accounting Policies and Estimates

During the three and nine months ended June 30, 2014, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

In 2008, MAXIMUS sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district (“District”) which was a SchoolMAX client filed a formal arbitration notice alleging that MAXIMUS and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract. The District contended that those failures resulted in damages of at least $10 million. In December 2012, the arbitration panel denied the District’s claims in their entirety. Costs related to the arbitration proceeding have been included within discontinued operations. The District subsequently filed a motion to vacate the decision of the arbitration panel which was denied by the court in July 2013. The District has appealed that ruling. Separately, in late 2012, the District claimed that MAXIMUS had defrauded the District in 2007 or 2008 by misrepresenting its intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit has been filed. The company believes it has a number of defenses to that allegation and would contest it vigorously if it were formally asserted.

In January 2014, MAXIMUS was named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care projects in Boise, Idaho and Brownsville, Texas. They allege the Company willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company’s federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5.0 million. MAXIMUS has since reclassified the trainers as non-exempt employees and is seeking an expedited resolution of their wage claims. MAXIMUS denies liability as to the supervisors and will contest the matter vigorously. As of June 30, 2014, the Company has reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2014 — Apr. 30, 2014	217,900	$42.49	217,900	$53,080

May 1, 2014 — May 31, 2014	68,929	42.07	68,929	$50,398

Jun. 1, 2014 — Jun. 30, 2014	312,700	42.49	312,700	$187,328

Total	599,529	$42.44	599,529

(1)        Under a resolution adopted and publicly announced in November 2011, the Board of Directors had authorized the repurchase, at management’s discretion, of up to an aggregate of $125 million of the Company’s common stock. Under a resolution adopted and publicly announced in June 2014, the Board of Directors authorized the repurchase of an additional $150 million of the Company’s common stock. Both resolutions also authorized the use of option exercise proceeds for the repurchase of the Company’s common stock.

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

MAXIMUS, INC.

Date: August 8, 2014	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

* Denotes management contract or compensation plan.