Form 10-K
period 2014-09-30
MAXIMUS INC
filed 2014-11-17
CIK 1032220

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2014 was $2,985,201,164 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.

         There were 65,859,637 shares of the registrant's Common Stock outstanding as of November 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on March 11, 2015, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements that are not historical facts. Words such as "anticipate," "believe," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," "will" and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

  •
  a failure on our part to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

  •
  a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

  •
  the outcome of reviews or audits, which might result in financial penalties and reduce our ability to respond to invitations for new work;

  •
  the effects of future legislative or government budgetary and spending changes;

  •
  difficulties in integrating acquired businesses;

  •
  matters related to business we have disposed of or divested;

  •
  our failure to successfully bid for and accurately price contracts to generate our desired profit;

  •
  our ability to maintain relationships with key government entities upon whom a substantial portion of our revenue is derived;

  •
  the ability of government customers to terminate contracts on short notice, with or without cause;

  •
  our ability to manage capital investments and start-up costs incurred before receiving related contract payments;

  •
  our ability to maintain technology systems and otherwise protect confidential or protected information;

  •
  the costs and outcome of litigation; and

  •
  other factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors."

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

General

        We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs and improve program accountability and outcomes, while enhancing the quality of services provided to program beneficiaries.

        Over the course of the past five years, our revenue and earnings have grown primarily as a result of demographic, economic and legislative trends. These trends drive demand for services from providers, such as MAXIMUS, who can provide efficient and cost-effective solutions to problems, including:

  •
  A need for governments to manage budgets in the face of increasing demands for social services;

  •
  Aging populations that place a greater strain on health care and welfare systems;

  •
  A global demand for social services that are based upon measurable outcomes; and

  •
  Legislative initiatives, such as the Affordable Care Act (ACA) in the U.S. and the Work Programme in the U.K., which require the implementation of new services.

        With our proven track record and expertise, we are in a strong position to provide these services. We believe that we bring the right combination of people, business process and technology to deliver the best-value solution to governments. Our success has allowed us to gain market share in the areas in which we operate. As a result, we are:

  •
  The largest operator of Medicaid and the Children's Health Insurance Program (CHIP) in the U.S.;

  •
  A leading operator of U.S. health insurance exchange customer contact centers, with services provided to 5 of the 15 states operating state-based exchanges, as well as to the District of Columbia, and two customer contact centers for the federal marketplace;

  •
  The largest provider of government-sponsored health benefit appeals and assessments in the U.S.;

  •
  One of the largest occupational health providers in the U.K.; and

  •
  An established provider of welfare-to-work services throughout all of our geographies including the U.S., Australia, the U.K., Saudi Arabia and Canada.

        We also pursue selective acquisitions to enhance and expand our offerings or geographic presence. In 2013, we acquired Health Management Limited, a leading provider of independent medical assessments in the U.K. In 2012, we acquired Policy Studies, Inc., a provider of health and human services operations in the U.S. In 2010, we acquired DeltaWare Services, Inc., a provider of software in Canada.

        Much of our revenue is derived from long-term contractual arrangements with governments. Base contracts are typically three to five years and often have additional option periods, which provide good visibility in terms of predicting revenue. Most of our contracts are related to programs that are long-term in nature, such as Medicaid, Medicare and the Work Programme. Our client relationships are frequently decades long.

Our business segments

        Our reportable segments are Health Services and Human Services. For more information concerning our segment presentation, including comparative revenue, gross profit, operating profit, identifiable assets and related financial information for the 2014, 2013 and 2012 fiscal years, see "Note 2. Business segments" within Item 8 of this Form 10-K, which we incorporate by reference herein.

  Health Services Segment

        Our Health Services Segment generated 74% of our total revenue in fiscal year 2014. This segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs. These programs include the Affordable Care Act (ACA), Medicaid, CHIP, Medicare and the Supplemental Nutrition Assistance Program (SNAP) in the U.S.; the Health and Disability Assessment Service and the Health and Work Service (Fit for Work) in the U.K.; and Health Insurance BC (British Columbia) in Canada. The segment's services help people access and utilize government programs as well as to help improve the efficiency, cost effectiveness, quality and accountability of government-sponsored health and disability benefit programs.

        In this Segment, our comprehensive government health insurance program administration services include:

  •
  Health insurance exchange customer contact center operations and support services;

  •
  Health insurance program eligibility and enrollment services to help beneficiaries make the best choice for their health insurance coverage and improve their access to health care;

  •
  Beneficiary outreach and education—including multilingual customer contact centers and multi-channel self-service options, such as Web-based portals—for easy enrollment;

  •
  Application assistance and independent health plan enrollment counseling to beneficiaries;

  •
  Premium payment processing and administration, such as invoicing and reconciliation;

  •
  Health plan oversight; and

  •
  Comprehensive eHealth solutions with the Medigent® product suite.

        Our independent health review services include:

  •
  Independent disability and health assessments;

  •
  Occupational health clinical assessments;

  •
  Independent medical reviews; and

  •
  Health appeals dispute resolution.

        Our consulting services include:

  •
  Medicaid Management Information System (MMIS) planning, oversight and consulting services; and

  •
  Specialized program consulting services.

        The Health Services business experiences seasonality due to transaction-based work, such as periodic program open enrollment and activity related to contract life cycles. Most notably, the segment may experience revenue and margin fluctuations associated with the ACA, which provides a three-month open enrollment period that begins in our first fiscal quarter and extends into our second fiscal quarter, but may be subject to change. During the first quarter of our fiscal year, reductions in working days due to holidays and vacations may impact our sales and accounts receivable, but the effect is generally not significant.

  Human Services Segment

        Our Human Services Segment generated 26% of our total revenue in fiscal year 2014. This segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. Our services can be described as follows:

  •
  Comprehensive welfare-to-work services to help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence; these include eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services;

  •
  Full and specialized child support case management services, customer contact center operations, and program and systems consulting services;

  •
  Management tools and professional consulting services for higher education institutions;

  •
  K-12 special education case management solutions;

  •
  Program consulting services, including independent verification and validation, cost allocation plans, repeatable management services and other specialized consulting offerings; and

  •
  Tax credit and employer services.

        The Human Services Segment may experience some seasonality due to holidays and vacations during the first quarter of our fiscal year.

  Geographic Information

        We operate in the U.S., Australia, Canada, the U.K. and Saudi Arabia. The distribution of revenue and assets among the U.S., Australia and the rest of the world are included in "Note 2. Business Segments" within Item 8 of this Form 10-K.

Market overview

        We expect that demand for our core health and human services offerings will continue to increase over the next few years, driven by new legislation, an increasing propensity by governments to implement outcomes-based programs, austerity measures and increasing caseloads, as governments strive to deliver more services with fewer resources. Health and welfare reform initiatives and legislation has created increased demand for our services, a trend we expect to continue over the next several years. Notable programs include the ACA in the U.S. and the Work Programme, the Health and Disability Assessment Service and the Health and Work Service (Fit for Work) in the U.K. We believe that we remain well-positioned to benefit from this increasing demand as governments look for ways to improve overall program efficiency, deliver the outcomes that matter, and achieve value for funds spent on social benefits programs.

        Demand for our services is contingent upon factors that affect governments, including:

  •
  The need for governments to deliver efficient, cost-effective services to program beneficiaries while meeting requirements and achieving programmatic goals;

  •
  The requirement of U.S. state governments to implement federal initiatives and maintain federal matching funds, such as ACA, which expands health insurance coverage to millions of Americans;

  •
  The impact of continued budgetary pressures, which result in governments having to operate more programs with the same level of resources and/or implement cost-control measures; and

  •
  The need to improve business processes, push innovations, and update technology for public programs as governments seek outside sources of support to gain needed expertise or to address trends as more public workers become eligible for retirement.

        As a result, governments hire BPS companies, such as MAXIMUS, to help them deliver innovative, efficient and cost-effective services to beneficiaries on their behalf. We possess the knowledge and resources to operate government health and human programs efficiently, while maintaining the service levels demanded by our government clients. With the ability to balance resources with demand, we also offer the flexibility and scalability that governments do not always possess.

  Health Services Market Environment

        Over the past decade, health care costs have risen substantially and this trend is expected to continue. For example, U.S. health care spending, among the highest of all industrialized countries, is increasing at a rate that outpaces inflation and national income growth. Stemming these costs, as well as improving quality and access to health care, is a major policy priority for governments.

        Governments seek efficient and cost-effective solutions to manage their public health programs and programs meant to support individuals with disabilities and long-term medical conditions, as well as those with shorter-term health conditions.

        Outside the U.S., many governments are seeking partners to help them manage, administer or operate their social benefits programs. Countries like the U.K. are examining how public health relates to productivity, cost reduction and economic growth. In the U.K., the government provides a range of social welfare benefits for people who are unable to work as a result of a disability, long-term illness or other health condition. In order for the government to determine the level of benefits for individuals with long-term sickness or disabilities, it has decided that the best method is independent health assessments provided by a vendor partner through the Health and Disability Assessment Service. In addition and under a separate program, the government has also decided to launch a new service to help people with health conditions, which tend to be shorter-term in nature, to remain in or return to work through the new Health and Work Service (Fit for Work). Under Fit for Work, the government sought a vendor partner to provide occupational health assessments and general health and work advice to employees, employers and general practitioners to assist employees with a wellness and return-to-work plan. We believe there is market demand for companies like MAXIMUS, one of the largest occupational health care providers in the U.K., to conduct independent assessments for participants of public benefit programs.

        In the U.S., many states have made program changes, most notably through benefit changes and the expansion of managed care to new populations—including the aged, blind and disabled (ABD) populations—that have historically been served through fee-for-service Medicaid. Although ABD populations represent only a quarter of the total Medicaid population, they are responsible for approximately 70% of the costs. We have seen growth in our current Medicaid programs from the expansion of managed care. We believe that we remain well-positioned to benefit from future expansion due to our role as the administrative enrollment vendor for 19 Medicaid managed care programs.

        In March 2010, Congress passed ACA, a comprehensive overhaul of the U.S. health insurance system to expand access to health care, improve quality and reduce overall delivery costs. The expanded access to health insurance is primarily through insurance subsidies and Medicaid expansion. States are not required to expand their Medicaid programs, but the Congressional Budget Office estimates that most will expand coverage over the next several years. The ACA also extends CHIP through 2019, provides increased matching federal funds and guarantees funding through 2015. We currently serve as the administrative vendor for CHIP in nine states.

        The law established health insurance exchanges to compare and purchase qualified health plans. In 2014, 13 states, as well as the District of Columbia operate their own exchanges. In addition, 10 states participate in a partnership model and 27 states have opted to use the federal marketplace, but may transition to their own state-based exchanges in the future. We currently operate customer contact centers for the District of Columbia and five state-based exchanges, as well as two customer contact centers as a subcontractor for the federal marketplace. ACA promotes the integration of exchanges with existing state Medicaid and CHIP programs to provide a "no wrong door" entry for program beneficiaries. Many of the core functions of an exchange are similar to Medicaid and CHIP, including consumer outreach and education, eligibility and enrollment, customer contact centers, Web portals and BPS to help individuals understand their options and select an insurance plan.

        ACA also requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. This expands the requirement to states that do not have an existing compliant external review process and non-governmental, self-insured plans which previously were not required to have an objective independent health appeals process. We are presently managing the eligibility appeals process for the Federally Facilitated Marketplace and we are one of the largest providers of evidence-based health insurance appeals to Medicare and 48 state agencies.

        We believe the current U.S. health environment positions us to benefit from continued demand under the ACA. Overall, we expect the underlying demand for our services to increase over the next several years as states consider transitioning from the federal exchange to their own state-based exchanges and some also contemplate Medicaid expansion.

  Human Services Market Environment

        The Human Services market has experienced increased demand driven by the need for governments to reduce costs and improve efficiency of social benefits programs. The most dynamic portion of the market is in the welfare-to-work arena where governments worldwide are seeking to reform their programs as an important component of comprehensive fiscal austerity measures. Certain governments are modeling new welfare reforms after established programs in Australia and the U.S. Variations of these models, with which we have a substantial amount of experience, knowledge and expertise, are being emulated around the world through public-private partnerships, with MAXIMUS being a leading provider.

        We believe we are well-positioned to compete for these global welfare-to-work opportunities because of our established presence, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes outlined in the new reform measures. We offer clients demonstrated results and decades of proven experience in administering welfare-to-work programs in several states and countries.

        We provide comprehensive welfare-to-work case management services throughout the U.S., Australia, the U.K., Canada and Saudi Arabia. In Australia, we are one of the largest and highest rated welfare-to-work providers, operating more than 100 sites and 85 outreach locations. We also have an established presence in the U.K.'s welfare-to-work market and presently provide employment and job training services under the Work Programme, a key component of the coalition government's austerity plan to rein in costly benefits programs and reduce mounting debt.

        In addition to welfare reform, we have seen an increase in initiatives to use private firms for children's services, such as family maintenance and child support. We currently provide services to the Family Maintenance Enforcement Program in British Columbia as well as several jurisdictions throughout the U.S., including Shelby County, Tennessee and Baltimore, Maryland, two of the largest child support privatization efforts in the nation.

        We believe ongoing reform initiatives, as well as measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core human services business across multiple geographies.

Our growth strategy

        Our goal is to enable future growth by remaining a leading provider of BPS and consulting services to government agencies. The key components of our business growth strategy include the following:

        Pursue new domestic and international business opportunities and expand our customer base.    With nearly 40 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We seek to grow our domestic and international businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients.

        Grow long-term, recurring revenue streams.    We seek to enter into long-term relationships with clients to meet their ongoing objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and are also beneficial to us. We believe an incumbent has a considerable advantage in recompetes and that customer relationships can last for decades.

        Pursue strategic acquisitions.    We will selectively identify and pursue strategic acquisitions. Acquisitions can provide us with a rapid and cost-effective method to enhance our services, obtain additional skill sets, expand our customer base, cross-sell additional services, enhance our technical capabilities and establish or expand our geographic presence.

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

        Focus on core health and human services business lines.    We have centered our core business offerings on delivering business process managed services to government health and human services agencies. Our market focus and established presence positions us to benefit from health care and welfare reform initiatives both in the U.S. and internationally.

        See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our business growth strategy.

Competitive advantages

        We offer a private sector alternative for the operation and management of critical government-funded health and human services programs. Our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring our customers. The following are the competitive advantages that allow us to capitalize on various market opportunities:

        Proven track record, ability to deliver outcomes and exceptional brand recognition.    Since 1975, we have successfully assisted governments in delivering cost-effective services to beneficiaries of government programs. We run large-scale program management operations on behalf of government agencies, improving the quality of services provided to their beneficiaries and achieving the necessary outcomes to help them cost-effectively meet their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.

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

        Intellectual property that supports the administration of government programs.    We have proprietary solutions to address client requirements in our market that are configurable or provide a platform that can be transferred to meet contractual needs. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable proven solutions. We also leverage software development methodology to shorten software development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. Management believes our extensive industry focus and expertise embedded in our systems and process provide us with a competitive advantage.

        Flexibility and Scalability.    We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in the most efficient and cost-effective manner.

        Financial strength.    We maintain a strong balance sheet, generate consistent annual cash flow and have access to a $100 million revolving credit facility. We possess the financial strength to ensure clients can confidently trust us to safely operate their high-profile public health and human services programs.

        Focused portfolio of services.    We are one of the largest publicly traded companies that provide a portfolio of BPS health and human services specifically to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and non-profit organizations, as well as from large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving health and human services government agencies efficiently.

        Established international presence.    International governments are seeking to improve government-sponsored health and human services programs and contain costs. We have an established presence in Australia, Canada, the U.K. and Saudi Arabia. Our international efforts are focused on delivering cost effective welfare-to-work and health benefits services to beneficiaries on behalf of governments.

        Expertise in competitive bidding.    Government agencies typically award contracts through a comprehensive, complex and competitive requests for proposals (RFPs) and bidding process. Although the bidding criteria varies from contract to contract, we believe that typical contracts are awarded based upon a mix of technical solution and price. In some cases, governments award points for past performance tied to program outcomes. With nearly 40 years of experience in responding to RFPs, we have the necessary experience and resources to navigate government procurement processes. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.

Our clients

        Our primary customers are government agencies, with the majority at the national, provincial and state level and, to a lesser extent, some at the county and municipal level. In the U.S., even when our direct customers are state governments, a significant amount of our revenue is ultimately provided by the United States Federal Government in the form of cost-sharing arrangements with the states, such as is the case with Medicaid. In the year ended September 30, 2014, approximately 55% of our total revenue was derived from state government agencies whose programs received significant federal funding, 20% from foreign government agencies, 17% from U.S. federal government agencies, and 8% from other sources including local municipalities and commercial customers. We were not significantly affected by the shut-down of the United States Federal Government in October 2013. The nature of our programs is such that they are typically deemed essential, which means that a short-term shut-down would not be expected to cause significant disruption to our operations. However, an extended delay may affect certain government programs that rely upon federal funding and may also have an effect on our cash flows from operations if payments are delayed.

        For the year ended September 30, 2014, we derived approximately 17% of our consolidated revenue from contracts with the U.S. Federal Government and approximately 10% from each of Australia, California and Texas. Revenue from the U.S. Federal Government, California and Texas was principally in our Health Services Segment; revenue from Australia was exclusively within our Human Services Segment.

        We typically contract with government clients under four primary contract types: performance-based, cost-plus, fixed-price and time-and-materials. For the year ended September 30, 2014, 49% of our contracts were performance based, 25% were cost-plus, 23% were fixed-price and 3% were time-and-materials.

        Generally, the relationships with our clients are long-term, multi-year contracts, subject to option years and periodic rebids. See the "Backlog" section below for more details.

Competition

        The market for providing our services to government agencies is competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, market entry can be difficult for new or inexperienced firms. The complex nature of competitive bidding and required investment in subject-matter expertise, repeatable processes and support infrastructure and the need to achieve specific program outcomes creates barriers to entry for potential new competitors unfamiliar with the nature of government procurement.

        In the U.S., our primary competitors in the Health Services Segment market are Affiliated Computer Services, a Xerox Company, and Electronic Data Systems, an HP Company. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider. Our primary competitors in the Human Services market vary according to specific business line, but are primarily specialized consulting service providers and local non-profit organizations. Outside of the U.S., our primary competitors in both the Health Services Segment and the Human Services Segment markets include Serco, Atos Origin, Ingeus, a Providence Service Company, and other specialized private companies and non-profit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of technical solution and price. In some cases, customers award points for past performance tied to program outcomes.

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

        Some recent legislative initiatives in the U.S. that have created new growth opportunities for MAXIMUS include:

        Work Innovation and Opportunity Act (WIOA).    Signed into law in July 2014, WIOA replaces the Workforce Investment Act of 1998 and takes effect on July 1, 2015. The law coordinates several core federal employment, training, education and literacy programs. It also requires states to strategically align their workforce development programs, with the option to include TANF (Temporary Assistance for Needy Families), to help job seekers access the necessary support services and to match employers with skilled workers they need to compete in the global economy. WIOA represents potential new opportunities for us to complement our existing TANF welfare-to-work operations in the U.S.

        U.K. Health and Work Service.    In 2011, the U.K. government set up a review of the sickness absence system to help reduce the 140 million days lost to sickness absence every year. The review considered how the current sickness absence system could be changed to help people stay in work, reduce costs and contribute to economic growth. One of the outcomes of the study is a new Health and Work Service that provides occupational health assessments and general health and work advice to employees, employers and general practitioners to help people with a health condition to stay in or return to work. We have been operating the Health and Work Service program on behalf of the Department for Work and Pensions (DWP) since August 2014.

        U.K. Work Programme.    The Work Programme, part of the U.K. government's debt reduction measures, is a government-sponsored welfare-to-work model that consolidates several existing employment programs into a single comprehensive back-to-work program in an effort to achieve higher quality, longer-term and sustainable employment outcomes for job seekers in the U.K. The Work Programme presented new opportunities for us and we have been delivering employment services throughout Thames Valley, Hampshire and the Isle of Wight and West London since June 2011.

        Affordable Care Act (ACA).    In March 2010, the U.S. enacted comprehensive health care reform, known as ACA, to expand access to health coverage, protect consumer rights, control health care costs, and improve the overall health care delivery system. In June 2012, the Supreme Court of the United States upheld ACA while allowing states to opt out of the previously mandated Medicaid expansion. The law presents several opportunities for MAXIMUS including: the operation of health insurance exchange operations, Medicaid expansion, the extension of CHIP, the integration of state eligibility processing for entitlement programs, new initiatives for long-term care that allow states more flexibility in Medicaid for home and community-based services, the expansion of independent medical appeals services and the Medicaid demonstration projects for the dual eligible population (those individuals eligible for both Medicaid and Medicare)

        CHIPRA.    CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019 and funding has been extended through 2015, which is two additional years beyond the original CHIPRA Act. By expanding state options to find and enroll eligible children through "express lane eligibility" and "auto enrollment," CHIPRA has presented us with an opportunity to expand our partnerships with states for the administration of CHIP programs. The advent of state and federal exchanges at the beginning of 2014 will increase participation of eligible children in CHIP.

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

        Employment Program of British Columbia (Canada).    In 2009, the Province of British Columbia (BC) and the Government of Canada signed a Labor Market Development Agreement that delegates responsibility for delivery of employment and training programs from the federal to the provincial level. In response, the new Employment Program of BC was created to provide all British Columbians eligible for work a single point of entry to employment and labor market services. This program represents a shift in policy to a consolidation and integration of programs into a "one-stop" and "employment first" model with required contracted services that are responsive, inclusive, accessible and client-centered. This program presented an opportunity for us to expand our workforce services offerings to new jurisdictions.

        U.K. Work Capability Assessment.    The Welfare Reform Act of 2007 replaced incapacity benefits with the Employment and Support Allowance, included a Work Capability Assessment (WCA). The WCA was designed to distinguish people who could not work due to health-related problems from people who were 'fit for work' or, with additional support, could eventually return to work. In 2010, the Coalition Government decided to reassess the 2.5 million people who had previously been determined to be eligible to receive Incapacity Benefits.

Backlog

        At September 30, 2014, we estimate that we had approximately $3.8 billion of revenue in backlog. Backlog represents an estimate of the remaining future revenue from existing signed base contracts and revenue from contracts that have been awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts). Our backlog estimate does not assume any contract renewals or option exercises.

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

        We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2014 and 2013 was as follows:

	Backlog as of September 30,
	2014	2013
	(In millions)
Health Services	$2,900	$2,379
Human Services	900	1,021

Total	$3,800	$3,400

        Our BPS businesses typically involve contracts covering a number of years. Once contracts are signed, they typically take three to six months to begin generating revenue. At September 30, 2014, the average weighted life of these contracts was approximately 5 years, including option periods. Although the exercise of options is uncertain, we believe the incumbent contractor enjoys significant advantages and they are exercised nearly 100% of the time. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 45% of the backlog balance to be realized as revenue in fiscal 2015 and, with the inclusion of anticipated option period renewals, to represent approximately 90% of current estimated 2015 revenue.

Employees

        As of September 30, 2014, we had approximately 13,000 employees, consisting of 9,800 employees in the Health Services Segment, 3,000 employees in the Human Services Segment and 200 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels.

        As of September 30, 2014, 412 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 399 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and 13 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire in 2015.

        As of September 30, 2014, 1,400 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

        None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Other information

        MAXIMUS, Inc. is a Virginia Corporation, founded in 1975.

        Our principal executive offices are located at 1891 Metro Center Drive, Reston, Virginia, 20190. Our telephone number is 703-251-8500.

        Our Internet address is http://www.maximus.com. We make our website available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

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

ITEM 1A.    Risk Factors.

        Our operations are subject to many risks that could adversely affect our future financial condition, results of operations and cash flows and, therefore, the market value of our securities. See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our future financial condition and performance. The information in Exhibit 99.1 is incorporated by reference into this Item 1A.

ITEM 2.    Properties.

        We own a 60,000 square foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2014, we leased 114 offices in the United States totaling approximately 2.2 million square feet. In four countries outside the United States, we leased 202 offices totaling approximately 0.5 million square feet. The lease terms vary from month- to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.

        We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3.    Legal Proceedings.

        We are involved in various legal proceedings, including the matters described below, in the ordinary course of our business.

        In March 2009, a state Medicaid agency asserted a claim against us, related to a discontinued business line, in the amount of $2.3 million in connection with a contract we had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. We entered into separate agreements with the school districts under which we helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the United States Federal Government. No legal action has been initiated. The state has asserted that its agreement with us requires the Company to reimburse the state for the amounts owed to the Federal Government. However, the Company's agreements with the school districts require them to reimburse us for such payments and therefore we believe the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal Government. We believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have exited the federal health care claiming business and no longer provide the services at issue in this matter.

        In 2008, we sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district ("District") which was a SchoolMAX client initiated arbitration alleging that we and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract, resulting in damages of at least $10 million. In December 2012, the arbitration panel denied the District's claims in their entirety, and the District filed a motion in court seeking to vacate that decision. Separately, in late 2012, the District claimed that we had defrauded the District in 2007 or 2008 by misrepresenting our intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit was filed. The parties settled all claims among them at no cost to us in September 2014.

        In January 2014, we were named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care projects in Boise, Idaho and Brownsville, Texas. They allege we willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company's federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5.0 million. We have since reclassified the trainers as non-exempt employees and are seeking an expedited resolution of their wage claims. We deny liability as to the supervisors and will contest the matter vigorously. As of September 30, 2014, the Company reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

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

	Price Range
	High	Low	Dividends
Year Ended September 30, 2014:
First Quarter	$50.55	$42.71	$0.045
Second Quarter	50.24	40.61	0.045
Third Quarter	46.48	40.27	0.045
Fourth Quarter	43.40	37.94	0.045
Year Ended September 30, 2013:
First Quarter	$32.58	$27.20	$0.045
Second Quarter	40.50	31.76	0.045
Third Quarter	40.69	35.32	0.045
Fourth Quarter	45.35	34.65	0.045

        As of October 31, 2014, there were 61 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 24,000 beneficial owners of our common stock.

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

        The following table sets forth information regarding repurchases of common stock that we made during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jul. 1, 2014 - Jul. 31, 2014	403,433	$42.25	403,433	$170,294
Aug. 1, 2014 - Aug. 31, 2014	423,880	40.20	423,880	153,268
Sep. 1, 2014 - Sep. 30, 2014(2)	745,546	40.83	438,171	135,176

Total	1,572,859	41.02	1,265,484

(1)
Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $125 million of the Company's common stock. Under a resolution adopted in June 2014, the Company increased this balance by $150 million. The resolution also authorized the use of option exercise proceeds for the repurchase of the Company's common stock.

(2)
The total number of shares purchased in September 2014 includes 307,375 restricted stock units which vested in this month but which were utilized by the recipients to net-settle personal income tax obligations. The shares were not issued and a payment for this liability was made by us in October 2014.

 Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2009 to September 30, 2014, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of two peer groups to our performance. The first peer group comprises Accenture, CGI, Hewlett Packard, IBM and Xerox and represents a mix of information technology, BPS and management consultancy businesses. We have historically shown these entities in comparing our performance. The second peer group is comprised of companies noted in our annual proxy statement as entities with whom we compete for executive talent. These companies are SAIC, Unisys, CACI International, ManTech International, CIBER, Navigant Consulting and Sapient. The peer groups are weighted by market capitalization. This graph assumes the investment of $100 on September 30, 2009 in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer groups and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2014

Notes:

A.
The lines represent index levels derived from compounded daily returns that include all dividends.

B.
The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.
If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.
The index level for all series was set to $100.0 on 09/30/2009.

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of operations data:
Revenue	$1,700,912	$1,331,279	$1,050,145	$929,633	$831,749
Operating income	225,308	185,155	127,334	122,401	107,406
Net income attributable to MAXIMUS	145,440	116,731	76,133	81,168	70,409
Basic earnings per share attributable MAXIMUS	$2.15	$1.71	$1.12	$1.18	$1.01
Diluted earnings per share attributable to MAXIMUS	$2.11	$1.67	$1.09	$1.14	$0.98
Weighted average shares outstanding:
Basic	67,680	68,165	67,734	68,834	69,653
Diluted	69,087	69,893	69,611	71,062	71,860
Cash dividends per share of common stock	$0.18	$0.18	$0.18	$0.15	$0.12

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$158,112	$125,617	$189,312	$172,950	$155,321
Total assets	900,996	857,978	695,293	565,279	527,741
Long-term debt	1,217	1,489	1,736	1,696	1,411
Total MAXIMUS shareholders' equity	555,962	529,508	451,106	374,457	338,789

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Business overview

        We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes, while enhancing the quality of services provided to program beneficiaries.

        During the past five years, we have focused on our core health and human services businesses. Prior to this point, a number of non-core businesses were divested or discontinued while operations were expanded in the United States and internationally through a combination of organic growth and the acquisition of companies with complementary capabilities. We believe that this focus, balanced by a risk-management structure, has enabled us to attain profitable growth in recent years.

        Both within the United States and internationally, governments are being challenged by factors that increase social burdens, including aging populations and demands for health care reform, offset by reduced funds with which to deal with these demands. We believe that these trends will continue to provide a demand for services that can be met by companies such as MAXIMUS. We are also seeing increased scrutiny and heightened accountability within the markets which we serve. We believe that a combination of our rigorous employee training, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and global experience gives existing and future customers the confidence that MAXIMUS can reliably operate their high-profile public health and human services programs.

Significant recent acquisitions

        On July 1, 2013, we acquired Health Management Limited (HML), a leading provider of independent health assessments within the United Kingdom. We acquired HML in order to expand our independent medical assessment business and to strengthen the presence of our Health Services Segment in the United Kingdom.

        On April 30, 2012, we acquired Policy Studies, Inc. (PSI). PSI supports government clients in the administration of a number of health and human services programs exclusively within the United States. We acquired PSI, among other reasons, to strengthen our leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into both the Health Services and Human Services Segments.

        In assessing the performance of our business, we believe that it is helpful to our investors to show organic revenue growth, which represents the increase in revenue from contracts excluding those provided by our acquired businesses. Organic growth is a non-GAAP number that we believe provides a useful basis for assessing the performance of the business excluding the effects of HML. In order to calculate organic growth, we remove the acquired business' prior year pro forma revenue from the current period. Organic growth is not meant to be used in isolation, nor as an alternative to revenue growth as a measure of performance. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable with related or similarly-titled measures presented by other companies.

Financial overview

        We have experienced strong year-over-year growth in both revenue and operating profit.

  •
  In both fiscal years 2014 and 2013, the Health Services Segment achieved significant organic growth driven by revenue from services related to the Affordable Care Act, the transfers of Medicaid populations to managed-care plans and volume growth in our Medicare federal appeals business.

  •
  During fiscal year 2013, the Human Services Segment achieved organic growth though the ramp up of its international businesses, particularly in the United Kingdom and Saudi Arabia. Growth in fiscal year 2014 has been tempered by the completion of a significant fixed price contract.

  •
  We benefitted from acquired growth from HML and PSI.

        We continue to see opportunities to expand further our business related to the Affordable Care Act (ACA) and Medicaid-related initiatives. We are currently providing customer contact centers for five states, the District of Columbia and the United States Federal Government. At present, 37 states use the federal marketplace or a partnership model, rather than a state-based health insurance exchange and we anticipate that some of these states may migrate to their own exchanges over the next several years. If this does occur, there will be opportunities for experienced service providers such as MAXIMUS to operate these exchanges. In international markets, we continue to see demand as governments rationalize their benefits programs and increase their propensity to outsource. We believe that this will provide opportunities to providers like MAXIMUS in both our existing and new markets.

        Our cash flows in fiscal year 2013 were constrained through the additional requirements for working capital necessitated by our growth, as well as increases in the time taken by our customers to pay us. Free cash flow, which includes cash outflows related to capital expenditures, was also tempered by the need to invest in the necessary infrastructure primarily associated with new contract awards, particularly in the United States. We have seen significant cash flows in fiscal year 2014 as these investments and improvements in working capital have resulted in improved net cash flow.

        Sales pipeline at September 30, 2014 was $3.5 billion, compared to $2.4 billion at September 30, 2013. At the start of the current year, we had a significant number of new contracts in start-up and these converted opportunities were the principal driver behind the current fiscal year's growth in revenue. The sales pipeline only reflects opportunities where the request for proposal (RFP) is expected to be released within the next six months. Under most circumstances, contract opportunities that are carried within the pipeline reflect the base contract value and do not include future option periods. Option periods are typically reported in the pipeline six months before they are eligible to be exercised. For contracts with the United States Federal Government, it is common to see a single year base contract with multiple options, whereas state, local and international contracts typically have longer base periods. Our assessment of pipeline reflects only opportunities that we are pursuing or planning to pursue and should not be considered as indicative of guaranteed future revenue.

International businesses

        We operate in international locations and, accordingly, transact business in currencies other than the United States Dollar, principally the Australian Dollar, the Canadian Dollar, the British Pound and the Saudi Arabian Riyal. During the year ended September 30, 2014, we earned approximately 23% and 20% of revenue and operating income, respectively, from our foreign subsidiaries. At September 30, 2014, approximately 36% of our assets are held by foreign subsidiaries. International business exposes us to certain risks.

  •
  International tax rules may limit the use of cash in other parts of the business without increasing significant additional tax expense or withholding. We mitigate this risk by maintaining sufficient capital within our foreign subsidiaries to support the short-term and long-term capital requirements of the businesses. We establish our legal entities to make the most efficient use of tax laws and holding companies to minimize this exposure.

  •
  We may be subject to exposure from foreign currency fluctuations. Our foreign subsidiaries typically incur costs in the same currency as they earn revenue, thus limiting our exposure to unexpected currency fluctuations. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries.

Summary of consolidated results

        The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2014	2013	2012
	(dollars in thousands, except per share data)
Revenue	$1,700,912	$1,331,279	$1,050,145
Gross profit	452,123	386,033	287,943
Gross profit margin	26.6%	29.0%	27.4%
Selling, general and administrative expense	226,815	200,878	160,609
Selling, general and administrative expense as a percentage of revenue	13.3%	15.1%	15.3%
Operating income	225,308	185,155	127,334
Operating income margin	13.2%	13.9%	12.1%
Interest and other income, net	2,061	3,867	4,172
Income before income taxes	227,369	189,022	131,506
Provision for income taxes	81,973	71,673	55,675
Effective tax rate	36.1%	37.9%	42.3%
Net income	145,396	117,349	75,831
Loss/(income) attributable to noncontrolling interests	44	(618)	302
Net income attributable to MAXIMUS	$145,440	$116,731	$76,133
Basic earnings per share attributable to MAXIMUS	$2.15	$1.71	$1.12
Diluted earnings per share attributable to MAXIMUS	$2.11	$1.67	$1.09

        The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

  Fiscal year 2014 compared to fiscal year 2013

        Revenue increased 28% to $1,701 million. Much of the growth was organic, particularly in the Health Services segment, supplemented with acquired growth from HML. In fiscal year 2013, we terminated a contract which had been acquired as part of the PSI acquisition, resulting in a one-time benefit of $16.0 million to revenue, $10.9 million to pre-tax profit and $0.09 to diluted earnings per share. This contract was in the Human Services Segment. Excluding the effect of this termination, revenue growth was 29% and organic revenue growth was 27%.

	Dollars in Thousands	Percentage change excluding terminated contract
Revenue for fiscal year 2013	$1,331,279
Terminated contract	(16,035)

Revenue for fiscal year 2013 excluding the effect of the terminated contract	1,315,244
Organic growth	348,548	26.5%
Acquired growth	37,120	2.8%

Revenue for fiscal year 2014	$1,700,912	29.3%

        Gross profit increased 17% to $452.1 million, representing a profit margin of 26.6% compared to 29.0% in the prior year. Gross profit margins declined due to new, cost-plus contracts in the Health Services segment, which typically operate at lower margins than performance-based or fixed fee arrangements. Margins in fiscal year 2013 had received the benefit of the terminated contract.

        Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, legal expenses and the costs of business combinations. Our SG&A as a percentage of revenue has declined between fiscal years 2013 to 2014, as the revenue growth of the business overall exceeded that of our administrative cost base.

        Operating income increased 22% to $225.3 million representing a profit margin of 13.2% for the year ended September 30, 2014, compared to 13.9% in the prior year. This growth was principally driven by new work tied to the ACA in our Health Services Segment.

        Interest and other income declined due to decreases in our international cash balances, which generated the majority of our interest income. These funds were used to acquire HML in fiscal year 2013.

        Our tax rate for fiscal year 2014 was 36.1%, compared to 37.9% in 2013. This decline has been caused by the utilization of significant additional employment-related tax credits in fiscal year, the utilization of a tax net operating loss in Canada which had previously been fully reserved and a benefit to our state taxes for the difference between the estimates in fiscal year 2013 to the tax returns filed in the fourth quarter of fiscal year 2014. For fiscal year 2015, the Company is anticipating a tax rate between 37.0% and 37.5%.

  Fiscal year 2013 compared to fiscal year 2012

        Revenue increased 27% to $1,331 million. Much of the growth was organic, particularly in the Health Services segment, as well as acquired growth from PSI and HML. We also received a one-time benefit from the termination of a contract.

        Gross profit increased 34% to $386.0 million, representing a profit margin of 29.0% compared to 27.4% in the prior year. Gross profit margins within the Health Services Segment were driven principally by the accretive nature of the higher volumes in our federal Medicare appeals business. Gross profit margins declined within our Human Services Segment, driven in part by additional costs within our Australian business.

        Our SG&A as a percentage of revenue remained broadly consistent between fiscal year 2013 and 2012.

        Operating income increased 45% to $185.2 million for the year ended September 30, 2013, compared to the prior year. This growth was driven by new work in our Health Services Segment, the acquisitions of PSI and HML and $10.9 million of income related to the terminated contract.

        Interest and other income declined due to decreases in our international cash balances, which generated the majority of our interest income. These funds were used to acquire HML.

        Our tax rate for fiscal year 2013 was 37.9%, compared to 42.3% in 2012. The prior year tax rate includes a charge of $2.7 million to correct an error from prior years, without which the rate would have been 40.3%. During fiscal year 2013, we received the benefit of increased profits in locations with lower tax rates than the United States, particularly in the United Kingdom, where the ramp up of the U.K. Work Programme contract and the acquisition of HML resulted in profits taxed at lower rates.

Health Services Segment

        The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP, Supplemental Nutrition Assistance Program (SNAP), Medicare, the Affordable Care Act (ACA), Health Insurance BC (British Columbia) and the Health and Work Programme in the United Kingdom.

	Year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Revenue	$1,250,565	$862,879	$671,181
Gross profit	325,559	248,100	172,456
Operating income	175,378	129,834	80,619
Gross profit margin	26.0%	28.8%	25.7%
Operating profit margin	14.0%	15.0%	12.0%

  Fiscal year 2014 versus fiscal year 2013

        Revenue increased by 45% to $1,251 million. Gross profit increased by 31% and operating profit increased by 35%. Profit margins declined year-over-year.

        The results for the Segment were driven by:

  •
  Work related to the ACA, including new work and the expansion of work on existing contracts;

  •
  The benefit of a full year of HML's business, which was acquired in July 2013; and

  •
  Other significant new contracts which commenced during the 2013 and 2014 fiscal years.

        Gross and operating profit margins were lower than in prior years driven by:

  •
  An increase in our portfolio of cost-plus contracts, which have lower margins;

  •
  Contract start-up activity in late fiscal year 2014, related to the U.K. Health and Work Service (Fit for Work) and the U.S. Federal Department of Education Debt Management contract; and

  •
  The launch, during fiscal year 2014, of an unprofitable contract which had been acquired with PSI.

        For our fiscal year 2015, we are anticipating that the majority of our ACA related work will recur, but we expect that a combination of one-time services in fiscal year 2014 and anticipated declines in volumes may reduce revenue by between $50 million and $100 million. We expect growth in our appeals and assessments business driven by expansion on existing programs and new contracts in the United Kingdom, but this will be partially offset by declines in the company's federal Medicare appeals business resulting from changes in the Recovery Audit Contractor program. Both the Fit for Work and Debt Management contracts noted above are anticipated to report start-up losses which will be recovered over the life of the contract. We will also commence work in fiscal year 2015 on a new contract to provide health and disability assessments in the United Kingdom which is expected to contribute revenues of between $140 million to $165 million. This contract is anticipated to be accretive in fiscal year 2015.

  Fiscal year 2013 versus fiscal year 2012

        Revenue increased by 29% to $862.9 million. Growth was not significantly affected by year-over-year fluctuations in foreign currency exchange rates. Gross profit increased by 44% and operating profit increased by 61%, with margins increasing year-over-year.

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

Human Services Segment

        The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs.

	Year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Revenue	$450,347	$468,400	$378,964
Gross profit	126,564	137,933	115,487
Operating income	50,542	58,091	49,922
Gross profit margin	28.1%	29.4%	30.5%
Operating profit margin	11.2%	12.4%	13.2%

        The results for the Human Services Segment in fiscal year 2013 were affected by a one-time benefit from the termination of a system-integration contract acquired with PSI. The termination resulted in a one-time benefit of $16.0 million to revenue, $10.9 million to pre-tax profit and $0.09 to diluted earnings per share. Although contract terminations for convenience do occur within our business, they are infrequent. In addition, this termination was unusual due to the significant effect of the transaction as it involved deferred revenue from the PSI acquisition and does not reflect the underlying operations of the Company. We have provided a reconciliation below showing our results excluding the favorable effect of this contract.

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

  Fiscal year 2014 versus fiscal year 2013

        Revenue for fiscal year 2014 totaled $450.3 million and was comparable to the same period in the prior year, excluding the terminated contract noted above. Fiscal year 2014 revenue was reduced by approximately $11.0 million by currency fluctuations and was adversely affected by the completion of a large fixed price contract which came to an end in early 2014.

        We are currently in the process of rebidding on much of our work in Australia. We anticipate that a new contract will commence during the fourth quarter of fiscal year 2015. These contracts are likely to have more contingent revenue streams, less up-front fees and will likely incur losses in early quarters. However, we anticipate that the contracts will be profitable.

  Fiscal year 2013 versus fiscal year 2012

        Revenue increased 24% to $468.4 million. Gross profit increased 19% and operating profit increased 16%. Excluding the effect of the termination of the contract, revenue growth was 19%.

        Results for the Segment were driven by a number of factors:

  •
  The termination of the contract noted above, which resulted in significant one-time benefits to revenue, profit and profit margins;

  •
  Our contract in the United Kingdom had reached a level of maturity where the deferred nature of the fees for achieving sustained employment more closely matches the ongoing operating cost of the contract;

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

Liquidity and capital resources

        Our principal source of liquidity remains cash flows from operations. We rely upon these cash flows to fund working capital and capital expenditures, acquire businesses, repurchase our own common shares and pay dividends. Cash collections from customers are driven by a number of factors. For many contracts, particularly those in our Human Services Segment, customer payments may be based upon our success at delivering outcomes and, accordingly, our cash inflows will not correspond with the related cash outflows. Customer payments may also be subject to delays. These most often occur at the beginning of a contract as processes for billing and review and processing are being established. We have also experienced short-term payment delays from customers where budget constraints have occurred. We were not significantly affected by the shut-down of the U.S. Federal Government in early fiscal year 2014 but, in the event of a more protracted delay, it is possible that our cash flows, operations and profitability could be affected. Our operating cash outflows will also be affected by our contract life-cycle. At the beginning of contracts, we will typically incur one-time capital expenses and the costs of commencing a contract, as well as increasing the required levels of working capital that we will need.

        We hold significant cash balances and have access to additional funds. At September 30, 2014, we held $158.1 million of cash and cash equivalents and had access to up to $95.3 million from a revolving credit facility. With the exception of a $1.2 million interest-free loan in Canada, we had no borrowings. At September 30, 2014, our foreign subsidiaries held approximately $173 million of cumulative earnings. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax efficient manner. As of September 30, 2014, our foreign subsidiaries held approximately $95 million of cash and cash equivalents. In November 2014, we remitted $32 million from an international subsidiary to the U.S. as a return of capital on a tax-free basis.

        The Company's acquisition of Centacare in January 2014 resulted in a net cash payment of $2.7 million, which was paid from cash held outside the United States. The Company's acquisition of HML in July 2013 resulted in a net cash payment of $71.4 million, which was paid from cash held outside the United States. The Company's acquisition of PSI in April 2012 resulted in a net cash payment of $63.4 million, using cash held in the United States.

        The following table provides a summary of our cash flow information for the three years ended September 30, 2014.

	Year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$213,600	$120,938	$115,160
Investing activities	(49,389)	(129,833)	(86,612)
Financing activities	(127,144)	(41,862)	(17,765)
Effect of exchange rates on cash and cash equivalents	(4,572)	(12,938)	5,579

Net increase (decrease) in cash and cash equivalents	32,495	$(63,695)	$16,362

        Cash provided by operating activities was $213.6 million in fiscal year 2014, which was $92.7 million higher than in fiscal year 2013. This has been driven by a significant increase in our business, as well as improvements in our working capital. During the final quarter of fiscal year 2013 and the first quarter of fiscal year 2014, we commenced a significant number of new contracts. As is typically the case, the new contracts resulted in an expansion of our working capital as well as additional costs as contracts started. As these new contracts have matured, net operating cash flows have improved. During the first two fiscal quarters of fiscal year 2015, we will be establishing two new large contracts in the United Kingdom and, accordingly, we anticipate that these contracts will constrain our operating cash flows in fiscal year 2015.

        Cash provided by operating activities for fiscal year 2013 was $120.9 million, an improvement of $5.8 million over fiscal year 2012 despite an increase in net income of $41.5 million for the same periods. As noted above, operating cash flows in fiscal year 2013 were dampened by the working capital needs of new contracts.

        Cash used in investing activities includes net cash outflows related to acquisitions of businesses of $2.7 million, $68.1 million and $66.0 million in fiscal years 2014, 2013 and 2012, respectively. These cash flows relate to the acquisitions of Centacare, HML and PSI. Excluding these payments, the principal driver of investing activities was our investments in property and equipment and internal-use capitalized software. These cash outflows were at their most significant in fiscal year 2013, reflecting the significant investment required in establishing several new projects in early fiscal year 2014. Future investing cash flows will be contingent upon acquisition activity and new business awards.

        Cash used in financing activities was $127.1 million, $41.9 million and $17.8 million in fiscal years 2014, 2013 and 2012, respectively. These cash flows were principally driven by repurchases of common stock of $111.1 million, $33.3 million and $13.0 million, respectively. We have repurchased in excess of four million shares over these three years and, at September 30, 2014, we had $135.2 million available for future repurchases under a plan approved by our Board of Directors. This is in addition to our existing dividend, which has provided payments of approximately $12 million per year. Both our share repurchases and cash dividends are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. During the first quarter of fiscal year 2015 through November 17, 2014, we acquired an additional 0.8 million shares at a cost of $30.6 million. Based upon our shares repurchased and our expectations for future purchases, we are anticipating that our diluted number of shares for fiscal year 2015 will be approximately 67 million. In addition, we declared a dividend of $0.045 per common share which will be paid on November 28, 2014 to shareholders of record on November 14, 2014. Based on the number of shares outstanding, the payment will be approximately $3.0 million.

        The detrimental effect of exchange rates on cash and cash equivalents of $4.6 million in the 2014 fiscal year primarily reflects the strengthening of the United States Dollar against the Australian Dollar.

        To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze the funds generated from operations. We believe free cash flow is a useful basis for comparing our performance with our competitors. The presentation of non-GAAP free cash flow is not meant to be considered in isolation, nor as an alternative to net income as an indicator of performance, nor as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flow as follows:

	Year ended September 30,
	2014	2013	2012
	(dollars in thousands)
Cash provided by operating activities	213,600	$120,938	$115,160
Purchases of property and equipment	(36,262)	(43,580)	(18,369)
Capitalized software costs	(10,886)	(18,596)	(4,779)

Free cash flow	166,452	$58,762	$92,012

Obligations and commitments

        The following table summarizes our contractual obligations at September 30, 2014 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Operating leases	$154,041	$56,264	$64,405	$24,097	$9,275
Long-term debt	1,217	157	314	314	432
Deferred compensation plan liabilities(1)	19,520	752	1,461	855	16,452

Total(2)	$174,778	$57,173	$66,180	$25,266	$26,159

(1)
Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. However, early withdrawal is permitted for certain conditions, including employee hardship or termination, which may accelerate the payment of these liabilities.

(2)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2014, we are unable to reasonably estimate settlements with taxing authorities. The above table does not reflect unrecognized income tax benefits of approximately $1.1 million, of which approximately $0.5 million is related interest and penalties. See "Note 17. Income Taxes" of the Consolidated Financial Statements for a further discussion on income taxes.

The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration. As part of the acquisition arrangement for DeltaWare Systems, Inc., which was acquired in fiscal year 2010, we agreed to pay up to $4.0 million (Canadian) in the event that certain sales targets are reached up to 2016. At present, we have accrued $0.4 million based upon a probability-weighted assessment of our likely payments under this arrangement. At this time, no sales arrangements have been entered into which would require a payment to be made. See "Note 4. Business combinations" of the Consolidated Financial Statements for additional information.

Off-balance sheet arrangements

        Other than our operating lease commitments, we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. We have significant operating lease commitments for office space; those commitments are generally tied to the period of performance under related contracts. Additionally, although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions.

Effects of inflation

        As measured by revenue, approximately 25% of our business in fiscal year 2014 was conducted under cost-reimbursable contracts that adjust revenue to cover costs increased by inflation. Approximately 3% of the business was time-and-material contracts where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. The remaining portions of our contracts are fixed-price and performance-based and are typically priced to account for the likely inflation from period to period to mitigate the risk of our business being adversely affected by inflation.

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

        Revenue Recognition.    Revenue is generated from contracts with various pricing arrangements, including:

  •
  performance-based criteria, constituting approximately 49% of total revenue in fiscal year 2014;

  •
  costs incurred plus a negotiated fee ("cost-plus") (25%);

  •
  fixed-price (23%); and

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

        For certain fixed-price contracts, primarily systems design, development and implementation, we generally recognize revenue based upon costs incurred to date and our anticipated gross profit. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known. This policy may result in revenue being recognized at different points from amounts being billable. Such contracts require a number of estimates including the timing of future work to be performed, the future costs of labor and materials and, where considered to be estimable and probable, adjustments to revenue from change orders or contract incentives. Changes to these estimates may result in changes to revenue and project profitability. Where the Company enters into contracts where significant uncertainty exists over the ability of management to estimate the future costs, the Company will typically defer all revenue until such time as future costs are estimable or the system implementation is complete.

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

        Business combinations and goodwill.    The purchase price of an acquired business is allocated to tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values. The excess balance is recorded as goodwill. Accounting for business combinations requires the use of judgment in determining the fair value of assets acquired and liabilities assumed in order to allocate the purchase price of entities acquired. Our estimates of these fair values are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms.

        Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in identifying our reporting units, appropriately allocating goodwill to these reporting units and assessing the fair value of these reporting units. At July 1, 2014, the Company performed the annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.

        Long-Lived Assets (Excluding Goodwill).    The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2014.

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

        Income Taxes.    The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would "more likely than not" sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The assumptions and estimates used in preparing these calculations may change over time and may result in adjustments that will affect our tax charge.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.

        We are exposed to market rate risk relating to interest rates through our cash equivalent balances and our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We currently have no borrowings under the revolving credit facility. Accordingly, we believe our exposure to risk from changes in interest rates is immaterial at this time.

        We are exposed to foreign currency exchange risk through our businesses in Australia, Canada and the United Kingdom. At September 30, 2014, we held net assets in functional currencies other than the U.S. Dollar of $221.6 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $22.2 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.

ITEM 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders of MAXIMUS, Inc.,

        We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia November 17, 2014

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year ended September 30,
	2014	2013	2012
Revenue	$1,700,912	$1,331,279	$1,050,145
Cost of revenue	1,248,789	945,246	762,202

Gross profit	452,123	386,033	287,943
Selling, general and administrative expenses	226,815	200,878	160,609

Operating income	225,308	185,155	127,334
Interest and other income, net	2,061	3,867	4,172

Income before income taxes	227,369	189,022	131,506
Provision for income taxes	81,973	71,673	55,675

Net income	145,396	117,349	75,831
Loss/(income) attributable to noncontrolling interests	44	(618)	302

Net income attributable to MAXIMUS	$145,440	$116,731	$76,133

Basic earnings per share attributable to MAXIMUS:	$2.15	$1.71	$1.12

Diluted earnings per share attributable to MAXIMUS:	$2.11	$1.67	$1.09

Dividends per share	$0.18	$0.18	$0.18

Weighted average shares outstanding:
Basic	67,680	68,165	67,734

Diluted	69,087	69,893	69,611

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year ended September 30,
	2014	2013	2012
Net income	145,396	117,349	75,831
Foreign currency translation adjustments	(7,757)	(12,253)	7,760

Comprehensive income	137,639	105,096	83,591

Comprehensive loss/(income) attributable to noncontrolling interests	44	(618)	302

Comprehensive income attributable to MAXIMUS	137,683	104,478	83,893

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$158,112	$125,617
Accounts receivable—billed and billable, net	263,011	264,300
Accounts receivable—unbilled	26,556	28,656
Deferred income taxes	28,108	26,443
Prepaid expenses and other current assets	56,673	44,583

Total current assets	532,460	489,599
Property and equipment, net	80,246	77,710
Capitalized software, net	39,734	40,456
Goodwill	170,626	171,867
Intangible assets, net	39,239	42,039
Deferred contract costs, net	12,046	14,318
Deferred compensation plan assets	17,126	10,314
Other assets	9,519	11,675

Total assets	$900,996	$857,978

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,181	$109,020
Accrued compensation and benefits	94,137	83,280
Deferred revenue	55,878	53,137
Income taxes payable	4,693	8,327
Other liabilities	7,432	8,276

Total current liabilities	265,321	262,040
Deferred revenue, less current portion	32,257	32,953
Deferred income taxes	21,383	16,359
Deferred compensation plan liabilities, less current portion	18,768	13,953
Other liabilities	7,082	2,898

Total liabilities	344,811	328,203

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 66,613 and 68,525 shares issued and outstanding at September 30, 2014 and 2013, at stated amount, respectively	429,857	415,271
Accumulated other comprehensive income	230	7,987
Retained earnings	125,875	106,250

Total MAXIMUS shareholders' equity	555,962	529,508
Noncontrolling interests	223	267

Total equity	556,185	529,775

Total liabilities and equity	$900,996	$857,978

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	145,396	$117,349	$75,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and capitalized software	42,778	30,933	23,730
Amortization of intangible assets	5,890	4,883	2,730
Deferred income taxes	2,898	2,396	(3,274)
Stock compensation expense	17,278	14,555	12,077
Changes in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable—billed and billable	(144)	(87,999)	(8,170)
Accounts receivable—unbilled	2,056	(14,998)	3,171
Prepaid expenses and other current assets	(2,540)	(2,492)	(6,018)
Deferred contract costs	2,254	(5,073)	(1,221)
Accounts payable and accrued liabilities	(2,928)	31,453	6,451
Accrued compensation and benefits	12,277	21,308	(2,648)
Deferred revenue	2,841	6,304	9,827
Income taxes	(10,974)	2,034	6,885
Other assets and liabilities	(3,482)	285	(4,211)

Cash provided by operating activities	213,600	120,938	115,160

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,670)	(71,435)	(66,003)
Proceeds from settlement of final PSI price	—	3,380	—
Purchases of property and equipment	(36,262)	(43,580)	(18,369)
Capitalized software costs	(10,886)	(18,596)	(4,779)
Proceeds from note receivable	429	398	299
Proceeds from sale of discontinued operations	—	—	2,240

Cash used in investing activities	(49,389)	(129,833)	(86,612)

Cash flows from financing activities:
Cash dividends paid	(12,187)	(12,272)	(12,180)
Repurchases of common stock	(111,141)	(33,287)	(12,977)
Stock compensation tax benefit	9,665	10,569	7,268
Tax withholding related to RSU vesting	(14,681)	(8,868)	(4,464)
Stock option exercises	1,362	2,168	6,441
Issuance of debt	15,000	—	—
Repayment of debt	(15,162)	(172)	(44)
Acquisition-related contingent consideration	—	—	(1,809)

Cash used in financing activities	(127,144)	(41,862)	(17,765)

Effect of exchange rate changes on cash	(4,572)	(12,938)	5,579

Net increase (decrease) in cash and cash equivalents	32,495	(63,695)	16,362
Cash and cash equivalents, beginning of period	125,617	189,312	172,950

Cash and cash equivalents, end of period	$158,112	$125,617	$189,312

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2011	67,587	$377,579	$12,480	$(15,602)	$(49)	$374,408
Net income	—	—	—	76,133	(302)	75,831
Foreign currency translation	—	—	7,760	—	—	7,760
Cash dividends	—	—	—	(12,180)	—	(12,180)
Dividends on RSUs	—	656	—	(656)	—	—
Repurchases of common stock	(612)	—	—	(12,796)	—	(12,796)
Stock compensation expense	—	12,077	—	—	—	12,077
Stock compensation tax benefit	—	7,268	—	—	—	7,268
Tax withholding related to RSU vesting	—	(8,054)	—	—	—	(8,054)
Stock option exercises and RSU releases	996	6,441	—	—	—	6,441

Balance at September 30, 2012	67,971	395,967	20,240	34,899	(351)	450,755
Net income	—	—	—	116,731	618	117,349
Foreign currency translation	—	—	(12,253)	—	—	(12,253)
Cash dividends	—	—	—	(12,272)	—	(12,272)
Dividends on RSUs	—	583	—	(583)	—	—
Repurchases of common stock	(974)	—	—	(32,525)	—	(32,525)
Stock compensation expense	—	14,555	—	—	—	14,555
Stock compensation tax benefit	—	10,569	—	—	—	10,569
Common stock issued pursuant to acquisition of HML	203	6,425	—	—	—	6,425
Tax withholding relating to RSU vesting	—	(14,996)	—	—	—	(14,996)
Stock option exercises and RSU releases	1,325	2,168	—	—	—	2,168

Balance at September 30, 2013	68,525	415,271	7,987	106,250	267	529,775
Net income	—	—	—	145,440	(44)	145,396
Foreign currency translation	—	—	(7,757)	—	—	(7,757)
Cash dividends	—	—	—	(12,187)	—	(12,187)
Dividends on RSUs	—	493	—	(493)	—	—
Repurchases of common stock	(2,672)	—	—	(113,135)	—	(113,135)
Stock compensation expense	—	17,278	—	—	—	17,278
Stock compensation tax benefit	—	9,665	—	—	—	9,665
Tax withholding related to RSU vesting	—	(14,212)	—	—	—	(14,212)
Stock option exercises and RSU releases	760	1,362	—	—	—	1,362

Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2014, 2013 and 2012

1. Business and summary of significant accounting policies

  (a)   Description of business

        MAXIMUS, Inc. (the "Company" or "we") provides business process services (BPS) to government health and human services agencies in the United States and to foreign governments. We conduct our operations through two business segments: Health Services and Human Services. The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP, Supplemental Nutrition Assistance Program (SNAP), Medicare, the Affordable Care Act (ACA), Health Insurance BC (British Columbia) and the Health and Work Programme in the United Kingdom. The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs.

  (b)   Principles of consolidation

        The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        Where MAXIMUS owns less than 100% of the share capital of its subsidiaries, but is still considered to have sufficient ownership to control the businesses, the results of these business operations are consolidated within our financial statements. The ownership interests held by other parties are shown as noncontrolling interests.

  (c)   Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Our significant estimates include estimates of the fair value of assets acquired and liabilities assumed in business combinations, estimates of the collectability of receivables, estimates of future discounts in performance-based contracts, evaluation of asset impairment, accrual of estimated liabilities and valuation of acquisition-related contingent consideration liabilities.

  (d)   Revenue recognition

        Revenue is generated from contracts with various pricing arrangements, including:

  •
  performance-based criteria, constituting approximately 49% of total revenue in fiscal year 2014;

  •
  costs incurred plus a negotiated fee ("cost-plus") (25%);

  •
  fixed-price (23%); and

  •
  time-and-materials (3%).

        We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

1. Business and summary of significant accounting policies (Continued)

        We recognize revenue on performance-based contracts when earned, which occurs when we have achieved the performance goal. This revenue generally occurs when amounts are billable to customers and may result in revenue being recognized in irregular increments.

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

        For certain fixed-price contracts, primarily systems design, development and implementation, we generally recognize revenue based upon costs incurred to date and our anticipated gross profit. The cumulative impact of any revisions in estimated revenue and costs is recognized in the period in which the facts that give rise to the revision become known. Provisions for estimated losses on incomplete contracts are provided for in full in the period in which such losses become known. This policy may result in revenue being recognized at different points from amounts being billable. Where we enter into contracts where significant uncertainty exists over the ability of management to estimate the future costs, we will typically defer all revenue until such time as future costs are estimable or the system implementation is complete.

        Revenue on time-and-materials contracts is recognized based on hours worked and expenses incurred.

        Where contracts have multiple deliverables, we evaluate these deliverables at the inception of each contract and as each item is delivered. As part of this evaluation, we consider whether a delivered item has value to a customer on a stand-alone basis and whether the delivery of the undelivered items is considered probable and substantially within our control, if a general right of return exists. Where deliverables, or groups of deliverables, have both of these characteristics, we treat each deliverable item as a separate element in the arrangement, allocate a portion of the allocable arrangement consideration using the estimated relative selling price method to each element and apply the relevant revenue recognition guidance to each element.

        Sales and purchases in jurisdictions subject to indirect taxes, such as value added tax, are recorded net of tax collected and paid.

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2018 fiscal year. The standard permits a retrospective or cumulative effect transition method. At present, we are continuing to evaluate the effect of this standard and have not yet determined a transition method or the likely effects on the business.

  (e)   Cash and cash equivalents

        We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Where we are obliged to hold cash balances as collateral for lease,

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

1. Business and summary of significant accounting policies (Continued)

credit card or letter of credit arrangements, or where we hold funds on behalf of clients, this balance is reported within other current assets. The balance was $10.6 million and $12.2 million at September 30, 2014 and 2013, respectively.

  (f)    Accounts receivable and allowance for doubtful accounts

        Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to cover the risk of collecting less than full payment on our receivables. We re-evaluate our client receivables on a quarterly basis, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues.

  (g)   Business combinations and goodwill

        The purchase price of an acquired business is allocated to tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values. The excess balance is recorded as goodwill. Costs incurred directly related to an acquisition, including legal, accounting and valuation services, are expensed as incurred.

        The separately identifiable intangible assets are amortized on a straight-line basis over useful lives estimated at the time of the business combination.

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

        We perform our annual impairment test as of July 1 of each year. At July 1, 2014, we performed the annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.

  (h)   Long-lived assets (excluding goodwill)

        Property and equipment is recorded at cost. Depreciation is recorded over the assets' respective useful economic lives, which are not to exceed 39.5 years for our buildings and seven years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

1. Business and summary of significant accounting policies (Continued)

        All of the Company's capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and material incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.

        Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of us providing service to enable us to provide the contracted services to our customer. These costs are expensed over the period the services are provided on a straight-line basis.

        We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2014.

  (i)    Income taxes

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

        We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would "more likely than not" sustain the position following an audit. For tax positions meeting the "more likely than not" threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

  (j)    Foreign currency

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

  (k)   Contingencies

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

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

1. Business and summary of significant accounting policies (Continued)

  (l)    Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument approximate fair value due to the short-term nature of these balances.

  (m)  Reclassifications

        Certain financial results have been reclassified to conform to the current year presentation.

        The statements of operations have been reclassified to exclude immaterial discontinued operations. We recorded a loss of $0.4 million and a profit of less than $0.1 million for the years ended September 30, 2013 and 2012, respectively. These balances are now included in "Selling, general and administrative expense" and in "Interest and other income, net."

        The statements of operations, balance sheet and statements of cash flows have been reclassified to show noncontrolling interests that were previously considered to be immaterial.

        The balance sheet and statements of cash flows have been reclassified to show retainage balances as unbilled receivables.

        Certain immaterial items have been consolidated on the balance sheet.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

2. Business segments

        The Company is organized and managed based upon the services it provides. We operate in two business segments, Health Services and Human Services. The results of these segments for the three years ended September 30, 2014 are shown below (in thousands):

	Year ended September 30,
	2014	2013	2012
Revenue:
Health Services	$1,250,565	$862,879	$671,181
Human Services	450,347	468,400	378,964

Total	$1,700,912	$1,331,279	$1,050,145

Gross Profit:
Health services	$325,559	$248,100	$172,456
Human Services	126,564	137,933	115,487

Total	$452,123	$386,033	$287,943

Selling, general and administrative expense:
Health Services	$150,181	$118,266	$91,837
Human Services	76,022	79,842	65,565
Acquisition-related expenses	—	2,168	2,876
Legal and settlement expenses /(recoveries), net	596	(202)	90
Other	16	804	241

Total	$226,815	$200,878	$160,609

Operating income
Health Services	$175,378	$129,834	$80,619
Human Services	50,542	58,091	49,922
Acquisition-related expenses	—	(2,168)	(2,876)
Legal and settlement recoveries / (expenses), net	(596)	202	(90)
Other	(16)	(804)	(241)

Total	$225,308	$185,155	$127,334

Depreciation and amortization:
Health Services	$36,740	$20,846	$16,908
Human Services	11,928	14,970	9,552

Total	$48,668	$35,816	$26,460

        Acquisition-related expenses are costs directly incurred from the purchases of HML in 2013 and PSI in 2012, as well as any unsuccessful transactions. No significant costs were incurred in the acquisition of Centacare. Legal and settlement expenses (recoveries), net consists of costs, net of reimbursed insurance claims, related to significant legal settlements and non-routine legal matters, including future probable legal costs estimated to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in their respective business segments.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

2. Business segments (Continued)

        We operate primarily in the United States, Australia, Canada, the United Kingdom and Saudi Arabia.

        Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2014	2013	2012
United States	$1,306,026	$999,419	$775,871
Australia	170,727	157,383	163,482
Rest of World	224,159	174,477	110,792

Total	$1,700,912	$1,331,279	$1,050,145

        Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2014	2013
Health Services	$511,188	$518,914
Human Services	152,243	221,604
Corporate / Other	237,565	117,460

Total	$900,996	$857,978

        Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2014	2013
United States	$93,500	$88,812
Canada	27,043	24,135
Australia	8,769	9,459
Rest of World	7,794	6,074

Total	$137,106	$128,480

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

3. Earnings per share

        The following table sets forth the components of basic and diluted earnings per share (in thousands):

	Year ended September 30,
	2014	2013	2012
Numerator:
Net income	$145,396	$117,349	$75,831
Loss/(income) attributable to noncontrolling interests	44	(618)	302

Net income attributable to MAXIMUS	$145,440	$116,731	$76,133

Denominator:
Weighted average shares outstanding	67,680	68,165	67,734
Effect of employee stock options and unvested restricted stock awards	1,407	1,728	1,877

Denominator for diluted earnings per share	69,087	69,893	69,611

        For the year ended September 30, 2014, 286,000 unvested restricted stock units have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive. The number of unvested restricted stock units excluded from the calculations in earlier years is immaterial.

4. Business combinations

  Centacare

        On January 31, 2014, we acquired certain businesses from Centacare for $2.7 million ($3.1 million Australian) in cash. The operations of these businesses are consistent with the welfare-to-work services we provide Australia. The Company acquired these businesses in order to expand our operations in Australia.

        Of the purchase price, we allocated $3.2 million to intangible assets, representing customer relationships, and $0.5 million to deferred revenue. The intangible assets will be amortized over the anticipated lives of the customer relationships, which are approximately four years.

        The businesses acquired with Centacare were immediately integrated into our existing business within our Human Services segment. The results of the acquired business would not be material for any periods shown.

  Health Management Limited

        On July 1, 2013 (the acquisition date), we acquired 100% of the share capital of Health Management Limited (HML) for total consideration of $77.9 million (£51.1 million). The consideration was comprised of $71.4 million (£46.9 million) in cash and 202,972 shares of MAXIMUS stock worth $6.4 million (£4.2 million).

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

4. Business combinations (Continued)

        HML provides independent health assessments within the U.K. We acquired HML, among other reasons, to expand the Company's independent medical assessment business and to establish a strong presence in the U.K. health services market. The acquired assets and business have been integrated into our Health Services Segment.

        We allocated the acquisition price to the fair value of the assets and liabilities of HML at the acquisition date. We provided estimates of these balances at September 30, 2013 and updated these estimates as more information became available. We have completed this exercise. The assets and liabilities of HML recorded in our financial statements at the acquisition date are summarized below (in thousands):

	Updated through September 30, 2013	Adjustments	Updated through September 30, 2014
Cash consideration, net of cash acquired	$71,435	$—	$71,435
Stock consideration	6,425	—	6,425

Purchase consideration, net of cash acquired	$77,860	$—	$77,860

Accounts receivable and unbilled receivables	$7,671	$—	$7,671
Other current assets	1,382	—	1,382
Property and equipment	2,752	—	2,752
Intangible assets	20,542	—	20,542

Total identifiable assets acquired	32,347	—	32,347

Accounts payable and other liabilities	6,228	—	6,228
Deferred revenue	1,149	—	1,149
Current income tax liability	612	144	756
Deferred tax liability	4,814	(113)	4,701

Total liabilities assumed	12,803	31	12,834

Net identifiable assets acquired	19,544	(31)	19,513
Goodwill	58,316	31	58,347

Net assets acquired	$77,860	$—	$77,860

        The difference between the acquisition date fair value of the consideration and the estimated fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent benefits that are expected to be realized as a result of the business combination, including, but not limited to, the assembled workforce and the benefit of the enhanced knowledge and capabilities of HML. Goodwill is not deductible for tax purposes.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

4. Business combinations (Continued)

        The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Customer relationships	20 years	$19,933
Technology-based intangible assets	2 years	609

Total intangible assets		$20,542

        The weighted average amortization period was 19.5 years.

Policy Studies, Inc.

        On April 30, 2012 (the PSI acquisition date),we acquired 100% of the share capital of PSI Services Holding, Inc. and its wholly owned subsidiary, Policy Studies, Inc. (PSI) for cash consideration of $63.4 million.

        PSI supports government clients in the administration of a number of health and human services programs exclusively within the U.S. We acquired PSI, among other reasons, to strengthen our leadership in the administration of public health and human services programs. The acquired assets and business have been integrated into our Health Services and Human Services Segments.

        The assets and liabilities of PSI were recorded in our financial statements at their fair values as of the PSI acquisition date. The final valuation of the assets and liabilities acquired was as follows (in thousands):

Accounts receivable and unbilled receivables	$23,017
Other current assets	9,527
Deferred income taxes	2,129
Property and equipment	6,411
Other assets	1,332
Intangible assets	22,183

Total identifiable assets acquired	64,599
Accounts payable and other liabilities	20,666
Deferred revenue	19,775

Total liabilities assumed	40,441

Net identifiable assets acquired	24,158
Goodwill—Health Services Segment	19,963
Goodwill—Human Services Segment	19,327

Net assets acquired	$63,448

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

4. Business combinations (Continued)

        The difference between the acquisition date fair value of the consideration and the estimated fair value of the net assets acquired was recorded as goodwill and allocated to our two segments, Health Services and Human Services, based upon the respective valuations of the businesses. We consider the goodwill to represent a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition, including, but not limited to, the assembled workforce and the addition of new capabilities within our existing business. Goodwill is not deductible for tax purposes.

DeltaWare Systems, Inc.

        On February 10, 2010 (the DeltaWare acquisition date), we acquired 100% of the share capital of DeltaWare Systems, Inc. (DeltaWare).

        As part of the acquisition agreement, we must pay the former owners of DeltaWare up to $4.0 million (Canadian). These payments, considered contingent consideration, will be made based upon sales of DeltaWare's products in particular geographic markets prior to December 2016. The Company has recorded a long-term liability of $0.4 million that represents the payment that management assesses will likely be paid. In the event that such sales are anticipated, this could result in an increase to this liability based upon the size and location of the sales. No such sales have been made to date and the likelihood of future sales between this time and December 2016 is considered low. We review the likelihood of future sales on a quarterly basis and, to the extent that sales opportunities are identified, proposals submitted or contracts won, we update our probability weighted assessment of payment. Changes in this assessment will result in an expense or credit to earnings. The contingent consideration payable for any single contract signed would be based upon the population of the area served but would be capped at $1.0 million (Canadian) per sale. As the inputs required for the valuation of this liability require significant judgment, they are considered to be Level 3 inputs under the Financial Accounting Standards Board's classification of assets and liabilities subject to fair value measurement.

        The effect on the financial statements is summarized below (in thousands):

Contingent consideration
Balance at September 30, 2013	$388
Foreign currency translation	(30)

Balance at September 30, 2014	$358

5. Concentrations of credit risk and major customers

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable, billed, billable and unbilled.

        We operate predominantly in the U.S. Revenue from foreign projects and offices was 23%, 25% and 26% of total revenue for the years ended September 30, 2014, 2013 and 2012, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

5. Concentrations of credit risk and major customers (Continued)

        In the year ended September 30, 2014, approximately 55% of our total revenue was derived from state government agencies whose programs received significant federal funding, 20% from foreign government agencies, 17% from U.S.-based federal government agencies, and 8% from other sources including local municipalities and commercial customers. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

        During fiscal year 2014, we had four customers who each provided more than 10% of the our annual revenue: the United States Federal Government, the States of California and Texas and the Government of Australia. Revenue from the U.S. Federal Government, California and Texas was principally within the Health Services Segment. Revenue from Australia was exclusively within the Human Services Segment. The proportion of revenue recognized from customers providing in excess of 10% of our consolidated revenue for each of the three years ended September 30, 2014 was as follows:

	Year ended September 30,
	2014	2013	2012
U.S. Federal	17%	12%	*
Australia	10%	12%	16%
California	10%	*	10%
Texas	10%	14%	18%

*
Entity provided less than 10% of our consolidated revenue in this year.

6. Billed and unbilled receivables

        Changes in the reserves against current billed, billable and unbilled accounts receivable were as follows (in thousands):

	Year ended September 30,
	2014	2013	2012
Balance at beginning of year	$3,828	$3,975	$3,265
Additions to reserve	1,767	2,334	2,061
Deductions	(2,457)	(2,481)	(1,351)

Balance at end of year	$3,138	$3,828	$3,975

        In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.

        At September 30, 2014 and 2013, $8.8 million and $8.3 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2014 balance will be collected during the 2015 fiscal year.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

7. Goodwill and intangible assets

        Changes in goodwill for the years ended September 30, 2014 and 2013 are as follows (in thousands):

	Health Services	Human Services	Total
Balance as of September 30, 2012	$63,517	$48,515	$112,032
Goodwill acquired with HML	58,316	—	58,316
Adjustment to goodwill acquired with PSI	65	64	129
Foreign currency translation	3,198	(1,808)	1,390

Balance as of September 30, 2013	125,096	46,771	171,867
Adjustment to goodwill acquired with HML	31	—	31
Foreign currency translation	(207)	(1,065)	(1,272)

Balance as of September 30, 2014	$124,920	$45,706	$170,626

        There have been no impairment charges in our goodwill.

        The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2014			As of September 30, 2013
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$42,403	$7,821	$34,582	$39,243	$3,953	$35,290
Technology-based intangible assets	9,295	6,910	2,385	9,583	5,974	3,609
Trademarks and trade names	4,374	2,102	2,272	4,421	1,303	3,118
Non-compete arrangements	—	—	—	243	221	22

Total	$56,072	$16,833	$39,239	$53,490	$11,451	$42,039

        The intangible assets include $3.4 million of fully amortized technology-based assets still in use. Our intangible assets have a weighted average remaining life of 11.7 years, comprising 12.9 years for customer contracts and relationships, 3.2 years for technology-based intangible assets and 3.0 years for trademarks and trade names. Amortization expense for the years ended September 30, 2014, 2013 and 2012 was $5.9 million, $4.9 million and $2.7 million, respectively. Estimated future amortization expense is estimated as follows (in thousands):

Year ending September 30, 2015	$5,875
Year ending September 30, 2016	5,613
Year ending September 30, 2017	5,214
Year ending September 30, 2018	4,002
Year ending September 30, 2019	3,042

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

8. Property and equipment

        Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2014	2013
Land	$1,738	$1,738
Building and improvements	11,707	11,661
Office furniture and equipment	177,939	149,796
Leasehold improvements	23,124	17,870

	214,508	181,065
Less: Accumulated depreciation and amortization	(134,262)	(103,355)

Total property and equipment, net	$80,246	$77,710

        Fixed asset depreciation expense for the years ended September 30, 2014, 2013 and 2012 was $32.9 million, $26.3 million and $18.8 million, respectively.

9. Capitalized software

        Capitalized software consists of the following (in thousands):

	As of September 30,
	2014	2013
Capitalized software	$72,758	$64,189
Less: Accumulated amortization	(33,024)	(23,733)

Total Software development costs, net	$39,734	$40,456

        Capitalized software amortization expense for the years ended September 30, 2014, 2013 and 2012 was $9.9 million, $4.6 million and $4.9 million, respectively.

10. Deferred contract costs

        Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers. These costs are expensed over the period the services are provided. Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2014	2013
Deferred contract costs	$25,489	$23,623
Less: accumulated amortization	(13,443)	(9,305)

Total deferred contract costs, net	$12,046	$14,318

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

11. Credit facilities

        On March 15, 2013, we entered into an unsecured five-year revolving credit agreement (the "Credit Agreement"). The Credit Agreement amended and restated our existing revolving credit agreement entered into in January 2008. The Credit Agreement provides for a revolving line of credit up to $100 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. The arrangement will terminate on March 15, 2018, at which time all outstanding borrowings must be repaid.

        We had no borrowings under the Credit Agreement at September 30, 2014.

        At September 30, 2014, our only indebtedness under the Credit Agreement was three letters of credit totaling $4.7 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations.

        The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2014. Our obligations under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1.0 or we incur a certain level of indebtedness outside of the Credit Agreement, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. At September 30, 2014, our total leverage ratio was negligible.

        The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.15% and 0.3%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement.

        In addition to this revolving credit facility, we have a loan agreement with the Atlantic Innovation Fund of Canada. This provided a loan of $1.8 million (Canadian), the proceeds of which were required to be used for specific technology-based research and development. The loan has no interest charge. At September 30, 2014, $1.2 million ($1.4 million Canadian) was outstanding under this agreement, which is repayable in 31 remaining quarterly installments.

        Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2014, we had performance bond commitments totaling $38.2 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

12. Commitments and contingencies

Litigation

        We are involved in various legal proceedings, including the matters described below, in the ordinary course of our business.

        In March 2009, a state Medicaid agency asserted a claim against us, related to a discontinued business line, in the amount of $2.3 million in connection with a contract we had through February 1, 2009 to provide Medicaid administrative claiming services to school districts in the state. We entered into separate agreements with the school districts under which we helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the United States Federal Government. No legal action has been initiated. The state has asserted that its agreement with us requires the Company to reimburse the state for the amounts owed to the Federal Government. However, the Company's agreements with the school districts require them to reimburse us for such payments and therefore we believe the school districts are responsible for any amounts disallowed by the state Medicaid agency or the Federal Government. We believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have exited the federal health care claiming business and no longer provide the services at issue in this matter.

        In 2008, we sold the SchoolMAX student information system business line as part of the divestiture of the MAXIMUS Education Systems division. In 2012, a school district ("District") which was a SchoolMAX client initiated arbitration alleging that we and the buyer failed to (i) use best practices in developing the software and (ii) deliver and test product releases as required by the contract, resulting in damages of at least $10 million. In December 2012, the arbitration panel denied the District's claims in their entirety, and the District filed a motion in court seeking to vacate that decision. Separately, in late 2012, the District claimed that we had defrauded the District in 2007 or 2008 by misrepresenting our intentions regarding the sale of the Education Systems division. That allegation was not part of the arbitration, and no formal claim or lawsuit was filed. The parties settled all claims among them at no cost to us in September 2014.

        In January 2014, we were named a defendant in Norton et al. v. MAXIMUS in the U.S. District Court for Idaho. The plaintiffs in this purported class action are current and former trainers and supervisors at the MAXIMUS federal health care projects in Boise, Idaho and Brownsville, Texas. They allege we willfully misclassified them as exempt employees under the Fair Labor Standards Act and failed to pay them overtime, and they seek to establish a nationwide class covering the company's federal health care operations. The plaintiffs allege compensatory and punitive damages of at least $5.0 million. We have since reclassified the trainers as non-exempt employees and are seeking an expedited resolution of their wage claims. We deny liability as to the supervisors and will contest the matter vigorously. As of September 30, 2014, the Company reserved $0.6 million to cover the estimated legal costs of defending this lawsuit, in addition to estimated liabilities to employees.

Acquired loss-making contract

        As part of the acquisition of PSI in April 2012, we acquired a systems-integration contract that was anticipated to record significant future losses. The fair value of the obligation to provide these services at a loss was calculated and recorded on our balance sheet at acquisition as deferred revenue of $15.1 million.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

12. Commitments and contingencies (Continued)

        The contract was an arrangement that included both significant production and customization of software as well as postcontract customer support for these services. As we were unable to estimate the costs of providing these services, management deferred all revenue and costs related to service in anticipation of recognizing revenue at the commencement of the postcontract customer support services.

        In February 2013, we received a formal notice of termination for convenience for this contract. The work was terminated as part of a broad, state-wide initiative to focus resources on a select number of projects. At the termination of this agreement, we reimbursed the client for certain funds received and undertook to provide future services. All other obligations to provide services have been extinguished and no material future costs will be incurred. Accordingly, revenue of $16.0 million was recognized in the year ended September 30, 2013. In addition, costs of $5.1 million, including costs which had been deferred, were recognized in the same period for an operating profit of $10.9 million.

Employment agreements

        We have an employment agreement with our chief executive officer with a term ending in April 2018.

Collective bargaining agreements

        Approximately 14% of our employees are covered by collective bargaining agreements or similar arrangements.

13. Leases

        We lease office space and equipment under various operating leases. Lease expense for the years ended September 30, 2014, 2013 and 2012 was $61.8 million, $49.0 million and $37.6 million, respectively. Our operating leases may contain rent escalations or concessions. Lease expense is recorded on a straight-line basis over the life of the respective lease.

        Minimum future lease commitments under leases in effect as of September 30, 2014 are as follows (in thousands):

	Office space	Equipment	Total
Year ended September 30,
2015	$52,906	$3,358	$56,264
2016	35,007	1,394	36,401
2017	27,241	763	28,004
2018	14,751	648	15,399
2019	8,439	259	8,698
Thereafter	9,275	—	9,275

Total minimum lease payments	$147,619	$6,422	$154,041

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

14. Employee benefit plans and deferred compensation

        We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for company match, specified company contributions and discretionary company contributions. During the years ended September 30, 2014, 2013 and 2012, we contributed $4.3 million, $3.8 million and $3.0 million to the 401(k) plans, respectively.

        We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets within the rabbi trust include $6.2 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the statement of operations.

15. Stock compensation

        At September 30, 2014, 2.4 million shares remained available for grants under our 2011 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.

        In recent years, we have granted equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2014, 2013 and 2012, compensation expense recognized related to RSUs was $17.3 million, $14.6 million and $12.1 million, respectively. Employees who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and employees may not buy or sell these RSUs. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited.

        A summary of our RSU activity for the year ended September 30, 2014, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2013	2,418,954	$17.47
Granted	451,741	46.49
Vested	(946,478)	17.46
Forfeited	(39,316)	22.90

Non-vested shares outstanding at September 30, 2014	1,884,901	24.32

        The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2013 and 2012 was $30.66 and $21.00, respectively. The total fair value of RSUs which vested during the years ended September 30, 2014, 2013 and 2012 was $38.7 million, $40.8 million and $25.0 million, respectively. As of September 30, 2014, the total remaining unrecognized compensation cost related to unvested RSUs was $31.8 million. This charge is expected to be realized over the next four years, with a weighted average life of 1.6 years.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

15. Stock compensation (Continued)

        Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown.

        A summary of our stock option activity for the year ended September 30, 2014, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2013	421,464	$8.85
Exercised	(161,020)	8.60
Expired	(444)	10.22

Outstanding and exercisable at September 30, 2014	260,000	9.00

        The intrinsic value of outstanding and exercisable stock options at September 30, 2014 was $8.1 million with a weighted average remaining life of 1.9 years.

        The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2014	2013	2012
Aggregate intrinsic value of all stock options exercised	$5,698	$7,081	$10,920
Net cash proceeds from exercise of stock options	1,362	2,168	6,441

        The total income tax benefit recognized in the income statement for share-based compensation arrangements was $7.0 million, $5.2 million and $4.3 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

        Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the statements of cash flows as financing cash flows. During the year ended September 30, 2014, our employees forfeited 349,353 shares in this manner, resulting in a liability of $14.2 million.

        Cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options and RSUs (excess tax benefits) are classified as financing cash flows.

16. Stock repurchase programs

        Under a resolution adopted in November 2011, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $125 million of our common stock. Under a resolution adopted in June 2014, the Company increased this balance by $150 million. The resolutions also authorized the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2014, 2013 and 2012, we repurchased 2.7 million, 1.0 million and 0.6 million common shares at a cost of $113.1 million, $32.5 million and $12.8 million, respectively. At September 30, 2014, $135.2 million remained available for future stock repurchases.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

16. Stock repurchase programs (Continued)

        We acquired an additional 0.8 million common shares at a cost of $30.6 million between October 1, 2014 and November 17, 2014.

17. Income taxes

        The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2014	2013	2012
Income before income taxes:
United States	$180,820	$139,716	$93,475
Foreign	46,549	49,306	38,031

Income before income taxes	$227,369	$189,022	$131,506

	Year ended September 30,
	2014	2013	2012
Current provision:
Federal	55,656	$43,199	$36,371
State and local	12,003	11,257	9,006
Foreign	11,416	14,821	13,572

Total current provision	79,075	69,277	58,949

Deferred tax expense (benefit):
Federal	1,750	2,741	(1,272)
State and local	181	851	(471)
Foreign	967	(1,196)	(1,531)

Total deferred tax expense (benefit)	2,898	2,396	(3,274)

Provision for income taxes	$81,973	$71,673	$55,675

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

17. Income taxes (Continued)

        The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2014	2013	2012
Federal income tax provision at statutory rate of 35%	$79,579	$66,158	$46,027
State income taxes, net of federal benefit	7,920	8,151	5,561
Foreign taxation	(3,909)	(3,715)	(1,844)
Permanent items	1,286	708	2,808
Tax credits	(1,623)	(217)	(109)
True up to prior year	—	—	2,715
Valuation allowances on net operating loss carryforwards	(962)	—	305
Other	(318)	588	212

Income tax expense	$81,973	$71,673	$55,675

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

17. Income taxes (Continued)

        The significant items comprising our deferred tax assets and liabilities as of September 30, 2014 and 2013 are as follows (in thousands):

	As of September 30,
	2014	2013
Deferred tax assets—current:
Deferred revenue	$19,815	$10,930
Costs deductible in future periods	14,944	21,186
Net operating loss carryforwards	207	—
Other	—	544

Total deferred tax assets—current	34,966	32,660

Deferred tax liabilities—current:
Accounts receivable—unbilled	6,858	6,217
Net deferred tax asset—current	$28,108	$26,443

Deferred tax assets—non-current:
Net operating loss carryforwards	$2,355	$4,080
Valuation allowance on net operating loss carryforwards	—	(968)

Net operating loss carryforwards net of valuation reserve	2,355	3,112
Deferred revenue	7,089	10,340
Stock compensation	4,100	4,601
Costs deductible in future periods	1,662	1,528
Other	7,828	5,360

Total deferred tax assets—non-current	23,034	24,941

Deferred tax liabilities—non-current
Amortization of goodwill and intangible assets	20,261	19,383
Capitalized software	12,057	9,045
Property and equipment	10,045	10,127
Deferred contract costs	1,762	2,059
Other	292	686

Total deferred tax liability—non-current	$44,417	$41,300

Net deferred tax liability—non-current	$21,383	$16,359

        At September 30, 2014, our foreign subsidiaries held approximately $173 million of cumulative earnings. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner. As of September 30, 2014, our foreign subsidiaries held approximately $95 million of cash and cash equivalents. In November 2014, we remitted $32 million from an international subsidiary to the U.S. as a return of capital on a tax-free basis.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

17. Income taxes (Continued)

        We had $4.5 million and $6.9 million of net operating loss carryforwards in the U.S. at September 30, 2014 and 2013, respectively. These balances resulted in deferred tax assets of $2.4 million and $3.1 million, respectively, and relate exclusively to the losses held by PSI prior to the acquisition in 2012. Although our ability to use these loss carryforwards will be restricted to an annual allowance, we have sufficient profits and time within the jurisdictions where losses have arisen to ensure that these losses will be utilized in full through fiscal year 2017. Accordingly, no reserve has been recorded against these balances. These net operating loss carryforwards expire between 2027 and 2031.

        We had $0.8 million and $3.9 million of net operating loss carryforwards in Canada at September 30, 2014 and 2013, respectively, resulting in deferred tax assets of $0.2 million and $1.0 million. The balance at September 30, 2013 was fully reserved. During fiscal year 2014, $3.1 million of these net operating losses were utilized and the balance of the existing reserve was reversed. These net operating loss carryforwards expire through 2027 to 2031.

        Cash paid for income taxes during the years ended September 30, 2014, 2013, and 2012 was $79.4 million, $58.2 million and $44.3 million, respectively.

        We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. Our net unrecognized tax benefits totaled $1.1 million and $1.0 million at September 30, 2014 and 2013, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.1 million at September 30, 2014.

        We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2014, 2013 and 2012, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2014 and 2013 includes approximately $0.5 million of interest and penalties.

        We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012
Balance at beginning of year	$812	$1,059	$1,172
Lapse of statute of limitation	—	(230)	(113)
Reductions for tax positions of prior years	—	(17)	—

Balance at end of year	$812	$812	$1,059

        We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2011 and to state and local income tax examinations by tax authorities for years before 2009. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2009.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2014, 2013 and 2012

18. Quarterly information (unaudited)

        Set forth below are selected quarterly statement of operations data for the fiscal years ended September 30, 2014 and 2013. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

        As disclosed in Note 1, we have made certain reclassifications in our presentation of the statements of operations. These reclassifications have been made below and, accordingly, these results will be different from those previously reported.

        Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
	(In thousands, except per share data)
Revenue	$406,592	$439,015	$419,899	$435,406
Gross profit	105,916	120,672	112,603	112,932
Net income	33,355	41,461	34,428	36,152
Net income attributable to MAXIMUS	33,859	41,207	34,138	36,236
Basic earnings per share	$0.50	$0.61	$0.50	$0.54

Diluted earnings per share	$0.49	$0.59	$0.49	$0.53

	Quarter Ended
	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
	(In thousands, except per share data)
Revenue	$286,266	$326,351	$334,323	$384,339
Gross profit	76,530	97,444	94,560	117,499
Net income	21,299	32,049	28,581	35,420
Net income attributable to MAXIMUS	21,316	31,689	28,100	35,626
Basic earnings per share	$0.31	$0.46	$0.41	$0.52

Diluted earnings per share	$0.31	$0.45	$0.40	$0.51

19. Dividend

        On October 3, 2014, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company's common stock outstanding. The dividend will be paid on November 28, 2014 to shareholders of record on November 14, 2014. Based on the number of shares outstanding, the payment will be approximately $3.0 million.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that as of September 30, 2014, our internal control over financial reporting was effective based on criteria set forth by COSO in Internal Control—Integrated Framework.

        The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2014, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of MAXIMUS, Inc.,

        We have audited MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MAXIMUS, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2014 of MAXIMUS, Inc. and our report dated November 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia November 17, 2014

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2015 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of September 30, 2014 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	2,144,901	$1.09	2,434,703
Equity compensation plans/arrangements not approved by the shareholders	—	—	—

Total	2,144,901	$1.09	2,434,703

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2014, all shares under the 2011 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

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
None. Financial statement schedules are not required under the related instructions.
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

Dated: November 17, 2014	MAXIMUS, INC.
	By:	/s/ RICHARD A. MONTONI Richard A. Montoni Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI Richard A. Montoni	President, Chief Executive Officer and Director (principal executive officer)	November 17, 2014
/s/ RICHARD J. NADEAU Richard J. Nadeau	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 17, 2014
/s/ PETER B. POND Peter B. Pond	Chairman of the Board of Directors	November 17, 2014
/s/ RUSSELL A. BELIVEAU Russell A. Beliveau	Director	November 17, 2014
/s/ JOHN J. HALEY John J. Haley	Director	November 17, 2014
/s/ PAUL R. LEDERER Paul R. Lederer	Director	November 17, 2014
/s/ RAYMOND B. RUDDY Raymond B. Ruddy	Director	November 17, 2014

Signature	Title	Date

/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Director	November 17, 2014
/s/ JAMES R. THOMPSON, JR. James R. Thompson, Jr.	Director	November 17, 2014
/s/ WELLINGTON E. WEBB Wellington E. Webb	Director	November 17, 2014

EXHIBIT INDEX

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation.(2)
3.3	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen Common Stock Certificate.(4)
10.1	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(5)*
10.2	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(6)*
10.3	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(7)*
10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.5	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.6	Amended and Restated Income Continuity Program.(7)*
10.7	Deferred Compensation Plan, as amended.(7)*
10.8	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009.(8)*
10.9	2011 Equity Incentive Plan.(9)
10.10	Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.(10)
10.11	Extension of Employment Agreement of Richard A. Montoni, dated October 7, 2013.(11)*
10.12	Letter Agreement between Richard A. Montoni and MAXIMUS, Inc. dated March 4, 2014.(12)*
10.13	1997 Equity Incentive Plan, as amended.(13)*
10.14	First Amendment to the 1997 Equity Incentive Plan, as amended.(7)*
10.15	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(14)*
10.16	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(14)*
10.17	1997 Director Stock Option Plan, as amended.(15)*
10.18	1997 Employee Stock Purchase Plan, as amended.(16)*
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.

Exhibit Number
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.
101
The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

*
Denotes management contract or compensation plan.

(1)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1- 12997) on August 14, 2000 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1- 12997) on May 10, 2013 and incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Current Report on Form 8- K (File No. 1-12997) on September 15, 2011 and incorporated herein by reference.

(4)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1- 12997) on August 14, 1997 and incorporated herein by reference.

(5)
Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21611) on February 12, 1997 and incorporated herein by reference.

(6)
Filed as an exhibit to the Company's Current Report on Form 8- K (File No. 1-12997) on April 26, 2006 and incorporated herein by reference.

(7)
Filed as an exhibit to the Company's Current Report on Form 8- K (File No. 1-12997) on November 27, 2007 and incorporated herein by reference.

(8)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File No. 1- 12997) on February 4, 2010 and incorporated herein by reference.

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

(13)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333 - 136400) on August 8, 2006 and incorporated herein by reference.

(14)
Filed as an exhibit to the Company's Current Report on Form 8- K (File No. 1-12997) on June 23, 2006 and incorporated herein by reference.

(15)
Filed as an exhibit to the Company's Annual Report on Form 10- K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(16)
Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333 - 122711) on February 10, 2005 and incorporated herein by reference.