Form 10-Q
period 2014-12-31
MAXIMUS INC
filed 2015-02-06
CIK 1032220

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, there were 65,859,633 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

 For the Quarter Ended December 31, 2014

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•                  the costs and outcome of litigation; and

•                  other factors set forth in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on November 17, 2014.

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenue	$467,043	$406,592
Cost of revenue	347,776	300,676
Gross profit	119,267	105,916
Selling, general and administrative expenses	54,036	52,619
Operating income	65,231	53,297
Interest and other income, net	901	332
Income before income taxes	66,132	53,629
Provision for income taxes	23,782	20,274
Net income	42,350	33,355
(Income)/loss attributable to noncontrolling interests	(489)	504
Net income attributable to MAXIMUS	$41,861	$33,859

Basic earnings per share attributable to MAXIMUS:	$0.63	$0.50

Diluted earnings per share attributable to MAXIMUS:	$0.63	$0.49

Dividends paid per share	$0.045	$0.045

Weighted average number of shares outstanding:
Basic	65,935	68,397
Diluted	66,898	69,762

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Net income	$42,350	$33,355
Foreign currency translation adjustments	(10,480)	(3,085)
Comprehensive income	31,870	30,270
Comprehensive (income)/loss attributable to noncontrolling interests	(489)	504
Comprehensive income attributable to MAXIMUS	$31,381	$30,774

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31, 2014	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,196	$158,112
Accounts receivable — billed and billable, net of reserves of $3,208 and $3,138	265,383	263,011
Accounts receivable — unbilled	30,862	26,556
Deferred income taxes	25,152	28,108
Prepaid expenses and other current assets	52,877	56,673
Total current assets	523,470	532,460

Property and equipment, net	83,355	80,246
Capitalized software, net	37,665	39,734
Goodwill	166,470	170,626
Intangible assets, net	36,630	39,239
Deferred contract costs, net	15,390	12,046
Deferred compensation plan assets	20,657	17,126
Other assets, net	8,615	9,519
Total assets	$892,252	$900,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,671	$103,181
Accrued compensation and benefits	57,025	94,137
Deferred revenue	56,106	55,878
Income taxes payable	19,449	4,693
Other liabilities	7,702	7,432
Total current liabilities	253,953	265,321
Deferred revenue, less current portion	33,894	32,257
Deferred income taxes	17,653	21,383
Deferred compensation plan liabilities, less current portion	21,444	18,768
Other liabilities	6,867	7,082
Total liabilities	333,811	344,811

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 65,860 and 66,613 shares issued and outstanding at December 31, 2014 and September 30, 2014, at stated amount, respectively	433,922	429,857
Accumulated other comprehensive income/(loss)	(10,250)	230
Retained earnings	134,057	125,875
Total MAXIMUS shareholders’ equity	557,729	555,962
Noncontrolling interests	712	223
Total equity	558,441	556,185
Total liabilities and equity	$892,252	$900,996

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$42,350	$33,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	10,967	10,669
Amortization of intangible assets	1,474	1,353
Deferred income taxes	(925)	7,659
Stock compensation expense	3,966	4,081

Change in assets and liabilities:
Accounts receivable — billed and billable	(4,242)	(5,266)
Accounts receivable — unbilled	(4,314)	(1,295)
Prepaid expenses and other current assets	(221)	201
Deferred contract costs	(3,454)	1,354
Accounts payable and accrued liabilities	13,441	(566)
Accrued compensation and benefits	(23,901)	(17,954)
Deferred revenue	3,610	(1,043)
Income taxes	18,836	6,072
Other assets and liabilities	(993)	3,326
Cash provided by operating activities	56,594	41,946

Cash flows from investing activities:
Purchases of property and equipment	(12,754)	(4,440)
Capitalized software costs	(1,356)	(3,584)
Proceeds from note receivable	160	115
Cash used in investing activities	(13,950)	(7,909)

Cash flows from financing activities:
Cash dividends paid	(2,962)	(3,085)
Repurchases of common stock	(32,616)	(21,530)
Tax withholding related to RSU vesting	(12,337)	(12,804)
Stock option exercises	—	327
Repayment of long-term debt	(39)	(42)
Cash used in financing activities	(47,954)	(37,134)

Effect of exchange rate changes on cash and cash equivalents	(3,606)	(1,936)

Net decrease in cash and cash equivalents	(8,916)	(5,033)

Cash and cash equivalents, beginning of period	158,112	125,617

Cash and cash equivalents, end of period	$149,196	$120,584

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	41,861	489	42,350
Foreign currency translation	—	—	(10,480)	—	—	(10,480)
Cash dividends	—	—	—	(2,962)	—	(2,962)
Dividends on RSUs	—	99	—	(99)	—	—
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	3,966	—	—	—	3,966
Balance at December 31, 2014	65,860	$433,922	$(10,250)	$134,057	$712	$558,441

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2013	68,525	$415,271	$7,987	$106,250	$267	$529,775
Net income	—	—	—	33,859	(504)	33,355
Foreign currency translation	—	—	(3,085)	—	—	(3,085)
Cash dividends	—	—	—	(3,085)	—	(3,085)
Dividends on RSUs	—	125	—	(125)	—	—
Repurchases of common stock	(506)	—	—	(22,492)	—	(22,492)
Stock compensation expense	—	4,081	—	—	—	4,081
Stock options exercised	38	327	—	—	—	327
Balance at December 31, 2013	68,057	$419,804	$4,902	$114,407	$(237)	$538,876

See accompanying notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended December 31, 2014 and 2013

In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

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

These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2014 and 2013 and for each of the three years ended September 30, 2014, included in our Annual Report on Form 10-K for the year ended September 30, 2014 which was filed with the Securities and Exchange Commission on November 17, 2014.

2. Segment Information

The following table provides certain financial information for each of our business segments (in thousands):

	Three Months Ended December 31,
	2014	% (1)	2013	% (1)

Revenue:
Health Services	$351,667	100%	$299,158	100%
Human Services	115,376	100%	107,434	100%
Total	467,043	100%	406,592	100%

Gross profit:
Health Services	85,566	24.3%	76,818	25.7%
Human Services	33,701	29.2%	29,098	27.1%
Total	119,267	25.5%	105,916	26.0%

Selling, general, and administrative expense:
Health Services	35,209	10.0%	35,265	11.8%
Human Services	18,222	15.8%	17,338	16.1%
Other	605	NM	16	NM
Total	54,036	11.6%	52,619	12.9%

Operating income
Health Services	50,357	14.3%	41,553	13.9%
Human Services	15,479	13.4%	11,760	10.9%
Other	(605)	NM	(16)	NM
Total	$65,231	14.0%	$53,297	13.1%

(1)  Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM”.

3. Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share was as follows (in thousands):

	Three Months Ended December 31,
	2014	2013
Weighted average number of shares outstanding - basic	65,935	68,397
Dilutive effect of employee stock options and restricted stock units	963	1,365
Weighted average number of shares outstanding - diluted	66,898	69,762

No share awards were excluded from the computation in calculating earnings per share for the three months ended December 31, 2014 or 2013.

4. Supplemental disclosures

During the three months ended December 31, 2014 and 2013, we made income tax payments of $5.9 million and $6.5 million, respectively.

At December 31, 2014, we held cash and cash equivalents of $149.2 million. Approximately 30% of these funds are denominated and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $10.5 million in the three months ended December 31, 2014, including a $3.6 million decline in our cash and cash equivalents balance and a $4.2 million decline in our goodwill balance. These declines were recorded as losses in our statement of comprehensive income.

Our deferred compensation plan assets include $9.5 million invested in mutual funds which have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the statement of operations. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable balance includes both amounts invoiced and those where amounts are ready to be invoiced and the funds are collectable within standard invoice terms.

5. Stock Repurchase Programs

Under resolutions adopted in November 2011 and June 2014, our Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $275.0 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2014 and 2013, we repurchased 0.8 million and 0.5 million common shares at a cost of $30.6 million and $22.5 million, respectively. The amount available for future repurchases at December 31, 2014 was $104.6 million.

6. Revenue recognition

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

7. Dividend

On January 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on February 27, 2015 to shareholders of record on February 13, 2015.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on November 17, 2014.

Business Overview

We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, Australia, Canada, the United Kingdom and Saudi Arabia. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes and enhance the quality of services provided to program beneficiaries.

Over the past five years, our business has grown significantly.  We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care, and the need for governments to operate programs effectively and efficiently.  This growth has been driven by reform efforts in the United States, including the Affordable Care Act, as well as internationally with various welfare-to-work programs in Australia and the United Kingdom’s Work Programme.

We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges through companies such as MAXIMUS.  We believe that a combination of our innovative technical solutions, deep subject matter expertise, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and global experience gives existing and future customers the confidence that MAXIMUS can reliably operate their high-profile public health and human services programs.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2014	2013
Revenue	$467,043	$406,592

Gross profit	$119,267	$105,916
Gross profit percentage	25.5%	26.0%

Selling, general and administrative expenses	$54,036	$52,619
Selling, general and administrative expenses as a percentage of revenue	11.6%	12.9%

Operating income	$65,231	$53,297
Operating income margin	14.0%	13.1%

Interest and other income, net	901	332

Income before income taxes	$66,132	$53,629
Provision for income taxes	23,782	20,274
Effective tax rate	36.0%	37.8%

Net income	42,350	33,355
(Income)/loss attributable to noncontrolling interests	(489)	504
Net income attributable to MAXIMUS	$41,861	$33,859

Basic earnings per share	$0.63	$0.50

Diluted earnings per share	$0.63	$0.49

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

Revenue, gross profit and operating profit have all increased for the three months ended December 31, 2014, compared to the prior-year period, by 15%, 13% and 22%, respectively. This growth was across both segments and was entirely organic revenue, driven by new work and the expansion of existing contracts. We were adversely affected by the effects of foreign currency fluctuations with the strengthening of the United States Dollar reducing revenues and profits in our foreign operations, particularly within our Human Services Segment.

Our interest income has received the benefit of interest income from higher cash balances in jurisdictions outside the United States, which have higher rates, as well as foreign exchange benefits in this quarter.

Our effective tax rate for the three months ended December 31, 2014 was 36.0%. We are anticipating an effective rate of 36.7% for the full year. During the first quarter of fiscal year 2015, we received a benefit from the retroactive provision of the United States Work Opportunity Tax Credit through the beginning of calendar year 2014. This resulted in a reduction to our tax charge of $0.6 million.

Health Services Segment

The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP, Supplemental Nutrition Assistance Program (SNAP), Medicare, the Affordable Care Act (ACA) and Health Insurance BC (British Columbia). This segment also includes the operations of two significant United Kingdom contracts which are in start-up and are expected to commence revenue-generating activities in our second fiscal quarter.

	Three Months Ended December 31,
(dollars in thousands)	2014	2013

Revenue	$351,667	$299,158
Gross profit	85,566	76,818
Operating income	50,357	41,553

Gross profit percentage	24.3%	25.7%
Operating margin percentage	14.3%	13.9%

Revenue for the three months ended December 31, 2014 increased 18% compared to the same period in fiscal year 2014.  Operating income increased by 21%. Revenue for the current year period benefitted from new work as well as expansion of existing contracts including expected accretive change orders. These benefits have been offset by anticipated declines in income in our federal Medicare appeals business and anticipated start-up losses in a new federal contract, which have also reduced gross profit margins. Overall operating profit margins have grown as selling, general and administrative costs have remained stable.

Our first fiscal quarter benefits from additional work through the open enrollment period for the Affordable Care Act which, in fiscal year 2015, runs from November 1, 2014 through February 15, 2015. As open enrollment drives additional revenue-generating activity, we anticipate that this segment will experience seasonal growth during the first quarter of each fiscal year.

This segment is anticipated to receive the benefit of revenue from two new contracts commencing in the United Kingdom during the second fiscal quarter of the year, tempered by further start-up costs.

Human Services Segment

The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs.

	Three Months Ended December 31,
(dollars in thousands)	2014	2013

Revenue	$115,376	$107,434
Gross profit	33,701	29,098
Operating income	15,479	11,760

Gross profit percentage	29.2%	27.1%
Operating margin percentage	13.4%	10.9%

The Human Services Segment has received the benefit of new work and the timing of contract extensions within our international welfare-to-work businesses. The contract extensions resulted in approximately $2.4 million of incremental revenue and profit in the period. This has been offset by the detrimental effects of foreign exchange rates, which reduced revenue by approximately $5.0 million.

Liquidity and Capital Resources

Our principal source of liquidity remains cash flows from operations. We use these cash flows to fund working capital and capital expenditures, acquire businesses, repurchase our own common shares and pay dividends. Cash collections from customers are driven by a number of factors. For many contracts, particularly those in our Human Services Segment, customer payments may be based upon our success at delivering outcomes and, accordingly, our cash inflows will not correspond with the related cash outflows. Customer payments may also be subject to delays. These most often occur at the beginning of a contract as processes for billing and review and processing are being established. We have also experienced short-term payment delays from customers where budget constraints have occurred. We were not significantly affected by the shut-down of the U.S. Federal Government in early fiscal year 2014 but, in the event of a more protracted delay, it is possible that our cash flows, operations and profitability could be affected. Our operating cash outflows will also be affected by our contract life-cycle. At the beginning of contracts, we will typically incur one-time capital expenses and the costs of commencing a contract, as well as increasing the required levels of working capital that we will need.

We hold significant cash balances and have access to additional funds. At December 31, 2014, we held $149.2 million of cash and cash equivalents and had access to up to $95.3 million from a revolving credit facility. At December 31, 2014, our foreign subsidiaries held approximately $180 million of cumulative earnings. We have no requirement or intent to remit these earnings to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner. As of December 31, 2014, our foreign subsidiaries held approximately 30% of our cash and cash equivalents.

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2014	2013

Net cash provided by (used in):
Operating activities	$56,594	$41,946
Investing activities	(13,950)	(7,909)
Financing activities	(47,954)	(37,134)
Effect of exchange rate changes on cash and cash equivalents	(3,606)	(1,936)
Net decrease in cash and cash equivalents	$(8,916)	$(5,033)

Cash provided by operating activities have increased 35% to $56.6 million for the three months ended December 31, 2014, compared with the period in the prior fiscal year. This increase was driven by the growth of our business and improvements in our cash collections.

Cash used in investing activities was $14.0 million for the three months ended December 31, 2014, compared to $7.9 million for the three months ended December 31, 2013. The increase is principally driven by investment in the United Kingdom related to two projects which are set to start in our second fiscal quarter.

Although many of the start-up costs to be incurred by the United Kingdom contracts will be reimbursed, we anticipate that our cash flows may be tempered in the remaining quarters of this fiscal year as payments are made for milestones achieved in the start-up of these contracts. We believe we have sufficient funds available to cover this cash outflow.

Cash used in financing activities was $48.0 million and $37.1 million for the three months ended December 31, 2014 and 2013, respectively. The increase was driven by $32.6 million of repurchases of common stock in fiscal year 2015, compared to $21.5 million of repurchases in fiscal year 2014.

To supplement our statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flows to analyze the funds generated from operations. We believe free cash flow is a useful basis for comparing our performance with our competitors. The presentation of non-GAAP free cash flows is not meant to be considered in isolation, nor as an alternative to net income as an indicator of performance, nor as an alternative to cash flows from operating activities as a measure of liquidity. In addition, this non-GAAP financial measure, as determined and presented by us, may not be comparable to other related or similarly titled measures used by other companies. We calculate free cash flow as follows:

	Three Months Ended December 31,
(dollars in thousands)	2014	2013

Cash provided by operating activities	$56,594	$41,946
Purchases of property and equipment	(12,754)	(4,440)
Capitalized software costs	(1,356)	(3,584)
Free cash flow	$42,484	$33,922

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

During the three months ended December 31, 2014, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.

We believe that our exposure to market risk related to the effect of changes in interest rates, foreign currency exchange rates, commodity prices and other market risks with regard to instruments entered into for trading or for other purposes is immaterial.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2014.

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

PART II.  OTHER INFORMATION

Item 1A.              Risk Factors.

In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2014 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Form 10-K for the year ended September 30, 2014.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2014 — Oct. 31, 2014	753,010	$40.66	753,010	$104,581

Nov. 1, 2014 — Nov. 30, 2014	—	—	—	$104,581

Dec. 1, 2014 — Dec. 31, 2014	—	—	—	$104,581

Total	753,010	$40.66	753,010

(1)              Under resolutions adopted in November 2011 and June 2014, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $275.0 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

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

MAXIMUS, INC.

Date: February 6, 2015	By:	/s/ Richard J. Nadeau
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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii)  Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. Filed electronically herewith.

*                                         Denotes management contract or compensation plan.