Form 10-Q
period 2015-03-31
MAXIMUS INC
filed 2015-05-08
CIK 1032220

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 65,891,694 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

 For the Quarter Ended March 31, 2015

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward- looking statements due to a number of factors, including without limitation:

•                  a failure on our part to comply with laws governing our business, which might result in us being subject to fines, penalties and other sanctions;

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue	$481,794	$439,015	$948,837	$845,607
Cost of revenue	357,449	318,343	705,225	619,019
Gross profit	124,345	120,672	243,612	226,588
Selling, general and administrative expenses	59,392	53,624	111,353	104,889
Amortization of intangible assets	1,432	1,468	2,907	2,823
Acquisition-related expenses	1,514	—	2,114	—
Legal and settlement expenses	—	600	—	600
Operating income	62,007	64,980	127,238	118,276
Interest and other income, net	219	476	1,120	808
Income before income taxes	62,226	65,456	128,358	119,084
Provision for income taxes	23,198	23,995	46,980	44,268
Net income	39,028	41,461	81,378	74,816
(Income)/loss attributable to noncontrolling interests	(220)	(254)	(709)	250
Net income attributable to MAXIMUS	$38,808	$41,207	80,669	$75,066

Basic earnings per share attributable to MAXIMUS	$0.59	$0.61	$1.22	$1.10

Diluted earnings per share attributable to MAXIMUS	$0.58	$0.59	$1.20	$1.08

Dividends paid per share	$0.045	$0.045	$0.09	$0.09

Weighted average shares outstanding:
Basic	65,862	67,884	65,899	68,143
Diluted	66,987	69,307	66,947	69,538

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months Ended March 31,		Six months Ended March 31,
	2015	2014	2015	2014
Net income	$39,028	$41,461	$81,378	$74,816
Foreign currency translation adjustments	(10,553)	1,638	(21,033)	(1,447)
Comprehensive income	28,475	43,099	60,345	73,369
Comprehensive (income)/loss attributable to noncontrolling interests	(220)	(254)	(709)	250
Comprehensive income attributable to MAXIMUS	$28,255	$42,845	$59,636	$73,619

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,535	$158,112
Accounts receivable — billed and billable, net of reserves of $4,004 and $3,138	339,527	263,011
Accounts receivable — unbilled	28,845	26,556
Deferred income taxes	32,572	28,108
Prepaid expenses and other current assets	54,530	56,673
Total current assets	570,009	532,460

Property and equipment, net	103,234	80,246
Capitalized software, net	35,311	39,734
Goodwill	162,214	170,626
Intangible assets, net	34,031	39,239
Deferred contract costs, net	19,005	12,046
Deferred compensation plan assets	21,003	17,126
Other assets, net	10,154	9,519
Total assets	$954,961	$900,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,122	$103,181
Accrued compensation and benefits	67,765	94,137
Deferred revenue	55,096	55,878
Income taxes payable	16,887	4,693
Other liabilities	6,951	7,432
Total current liabilities	272,821	265,321
Deferred revenue, less current portion	50,682	32,257
Deferred income taxes	15,930	21,383
Deferred compensation plan liabilities, less current portion	20,973	18,768
Other liabilities	6,326	7,082
Total liabilities	366,732	344,811

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 65,871 and 66,613 shares issued and outstanding at March 31, 2015 and September 30, 2014, at stated amount, respectively	438,373	429,857
Accumulated other comprehensive income/(loss)	(20,803)	230
Retained earnings	169,802	125,875
Total MAXIMUS shareholders’ equity	587,372	555,962
Noncontrolling interests	857	223
Total equity	588,229	556,185
Total liabilities and equity	$954,961	$900,996

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$81,378	$74,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	23,706	20,936
Amortization of intangible assets	2,907	2,823
Deferred income taxes	(10,134)	(1,387)
Stock compensation expense	8,436	8,561

Change in assets and liabilities:
Accounts receivable — billed and billable	(80,883)	(37,516)
Accounts receivable — unbilled	(2,311)	(50)
Prepaid expenses and other current assets	(6,043)	2,539
Deferred contract costs	(7,105)	1,979
Accounts payable and accrued liabilities	27,274	3,627
Accrued compensation and benefits	(12,263)	(7,450)
Deferred revenue	21,858	(6,211)
Income taxes	19,583	10,153
Other assets and liabilities	(4,337)	3,640
Cash provided by operating activities	62,066	76,460

Cash flows from investing activities:
Purchases of property and equipment	(44,226)	(9,516)
Capitalized software costs	(3,247)	(7,317)
Acquisition of business, net of cash acquired	—	(2,670)
Proceeds from note receivable	282	154
Cash used in investing activities	(47,191)	(19,349)

Cash flows from financing activities:
Cash dividends paid	(5,928)	(6,138)
Repurchases of common stock	(32,616)	(34,696)
Tax withholding related to RSU vesting	(12,453)	(12,905)
Expansion of credit facility	(1,444)	—
Borrowings under credit facility	—	15,000
Repayment of credit facility and other long-term debt	(74)	(15,082)
Tax benefit due to option exercises and restricted stock units vesting	—	2,925
Stock option exercises	—	518
Cash used in financing activities	(52,515)	(50,378)

Effect of exchange rate changes on cash and cash equivalents	(5,937)	(1,027)

Net decrease in cash and cash equivalents	(43,577)	5,706

Cash and cash equivalents, beginning of period	158,112	125,617

Cash and cash equivalents, end of period	$114,535	$131,323

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	80,669	709	81,378
Foreign currency translation	—	—	(21,033)	—	—	(21,033)
Cash dividends	—	—	—	(5,928)	—	(5,928)
Dividends on RSUs	—	196	—	(196)	—	—
Dividends to noncontrolling interests	—	—	—	—	(75)	(75)
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	8,436	—	—	—	8,436
Tax withholding related to RSU vesting	—	(116)	—	—	—	(116)
RSUs vested	11	—	—	—	—	—
Balance at March 31, 2015	65,871	$438,373	$(20,803)	$169,802	$857	$588,229

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2013	68,525	$415,271	$7,987	$106,250	$267	$529,775
Net income	—	—	—	75,066	(250)	74,816
Foreign currency translation	—	—	(1,447)	—	—	(1,447)
Cash dividends	—	—	—	(6,138)	—	(6,138)
Dividends on RSUs	—	250	—	(250)	—	—
Repurchases of common stock	(807)	—	—	(35,480)	—	(35,480)
Stock compensation expense	—	8,561	—	—	—	8,561
Stock compensation tax benefit	—	2,925	—	—	—	2,925
Tax withholding related to RSU vesting	—	(1,877)	—	—	—	(1,877)
Stock options exercised and RSUs vested	171	518	—	—	—	518
Balance at March 31, 2014	67,889	$425,648	$6,540	$139,448	$17	$571,653

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended March 31, 2015 and 2014

In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made from prior year to conform with current presentation.

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

2. Segment Information

The table below provides certain financial information for each of our business segments. The presentation of segments has been updated from our presentation at prior year to show amortization of intangible assets separately and to reflect the transfer of a small business division from the Health Services Segment to the Human Services Segment.

	Three Months Ended March 31,				Six Months Ended March 31,
(Amounts in thousands)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)

Revenue:
Health Services	$370,383	100%	$323,598	100%	$721,682	100%	$622,182	100%
Human Services	111,411	100%	115,417	100%	227,155	100%	223,425	100%
Total	481,794	100%	439,015	100%	948,837	100%	845,607	100%

Gross Profit:
Health Services	91,887	24.8%	84,868	26.2%	177,302	24.6%	161,374	25.9%
Human Services	32,458	29.1%	35,804	31.0%	66,310	29.2%	65,214	29.2%
Total	124,345	25.8%	120,672	27.5%	243,612	25.7%	226,588	26.8%

Selling, general, and administrative expense:
Health Services	40,774	11.0%	35,133	10.9%	75,031	10.4%	69,308	11.1%
Human Services	18,523	16.6%	18,528	16.1%	36,222	15.9%	35,602	15.9%

Other	95	NM	(37)	NM	100	NM	(21)	NM
Total	59,392	12.3%	53,624	12.2%	111,353	11.7%	104,889	12.4%

Operating income:
Health Services	51,113	13.8%	49,735	15.4%	102,271	14.2%	92,066	14.8%
Human Services	13,935	12.5%	17,276	15.0%	30,088	13.2%	29,612	13.3%
Amortization of intangible assets	(1,432)	NM	(1,468)	NM	(2,907)	NM	(2,823)	NM
Acquisition-related expenses (2)	(1,514)	NM	—	NM	(2,114)	NM	—	NM
Legal and settlement expenses (3)	—	NM	(600)	NM	—	NM	(600)	NM
Other	(95)	NM	37	NM	(100)	NM	21	NM
Total	$62,007	12.9%	$64,980	14.8%	$127,238	13.4%	$118,276	14.0%

(1)                                 Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)                                 Acquisition-related expenses are costs directly incurred from the purchases of Acentia and Remploy.

(3)                                 Legal and settlement expenses consist of costs related to significant legal settlements and non-routine legal matters, including future probable legal costs expected to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in their respective operating segments.

3. Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands)	2015	2014	2015	2014
Basic weighted average shares outstanding	65,862	67,884	65,899	68,143
Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,125	1,423	1,048	1,395
Denominator for diluted earnings per share	66,987	69,307	66,947	69,538

No shares were excluded from the computation in calculating the earnings per share for the three or six months ended March 31, 2015 or 2014.

4. Business combinations

Acentia

On April 1, 2015 (the “acquisition date”), we acquired 100% of the ownership interests of Acentia, LLC (“Acentia”) for an estimated cash consideration of $294 million. The final cash consideration will be subject to adjustment based upon calculation of the working capital on the acquisition date, as well as certain other adjustments.

Acentia provides system modernization, software development, program management and other information technology services and solutions to the United States Federal Government. We acquired Acentia, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. The acquired assets and liabilities will be integrated into our Health Services Segment.

As the acquisition occurred after March 31, 2015, no assets, liabilities, results of operations or cash flows related to Acentia are included in these financial statements. We are in the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date. In itial estimates of this allocation are shown below but may be subject to change as we complete our assessment of the acquisition date balance sheet.

(Amounts in thousands)	Preliminary Purchase Price Accounting
Estimated purchase consideration, net of cash acquired	$294,005
Billed and unbilled receivables	$35,087
Other assets	3,635
Property and equipment	1,619
Intangible assets — customer relationships	69,900
Total identifiable assets acquired	110,241
Accounts payable and other liabilities	30,676
Deferred revenue	251
Total liabilities assumed	30,927
Net identifiable assets acquired	79,314
Goodwill	214,691
Net assets acquired	$294,005

The excess of the acquisition date consideration over the estimated fair value of the net assets acquired will be recorded as goodwill. We consider the goodwill to represent the value of the assembled workforce of Acentia, as well as the enhanced knowledge and capabilities resulting from this business combination. Approximately 70% of the goodwill balance is anticipated to be deductible for tax purposes.

The intangible assets acquired represent customer relationships. These are expected to be amortized on a straight-line basis over 14 years.

The following table presents certain results for the Company for the three and six months ended March 31, 2015 and 2014 as though the acquisition of Acentia had occurred on October 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of the Company if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets, adjustments to interest expense incurred and exclude related acquisition expenses.

	Unaudited pro forma results
	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$533,408	$491,720	$1,052,390	$951,669
Net income	40,984	43,783	86,668	79,314
Basic earnings per share attributable to MAXIMUS	0.62	0.64	1.30	1.17
Diluted earnings per share attributable to MAXIMUS	0.61	0.63	1.28	1.14

Remploy

On April 7, 2015 (the “Remploy acquisition date”), we acquired 70% of the ownership interests of Remploy (2015) Limited, whose assets had previously operated under the “Remploy” tradename. The remaining 30% is held in a trust for the benefit of the employees. The acquisition consideration was $3.0 million (£2.0 million). The purchase agreement stipulates that the net assets of Remploy are to be zero on the Remploy acquisition date as calculated using United Kingdom accounting principles.

Remploy provides services to the United Kingdom government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the United Kingdom. The acquired assets and liabilities will be integrated into our Human Services Segment.

No financial results related to Remploy are included in our statement of operations for the three and six months ended March 31, 2015. The results of Remploy for periods prior to the Remploy acquisition date would not have had a significant effect on our financial results.

5. Goodwill and Intangible Assets

The changes in goodwill for the six months ended March 31, 2015 are as follows:

(Amounts in thousands)	Health Services	Human Services	Total
Balance as of September 30, 2014	$124,920	$45,706	$170,626
Foreign currency translation	(6,210)	(2,202)	(8,412)
Balance as of March 31, 2015	$118,710	$43,504	$162,214

The following table sets forth the components of intangible assets:

	As of March 31, 2015			As of September 30, 2014
(Amounts in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$40,027	$9,545	$30,482	$42,403	$7,821	$34,582
Technology based intangible assets	8,828	7,095	1,733	9,295	6,910	2,385
Trademarks and trade names	4,306	2,490	1,816	4,374	2,102	2,272
Total	$53,161	$19,130	$34,031	$56,072	$16,833	$39,239

Our intangible assets at March 31, 2015 had a weighted average remaining life of 11.5 years, comprising 12.5 years for customer contracts and relationships, 2.9 years for technology-based intangible assets and 2.5 years for the trademarks and trade names. Amortization expense for the six months ended March 31, 2015 and 2014 was $2.9 million and $2.8 million, respectively. Estimated future amortization expense excluding the effects of the Acentia and Remploy acquisitions is as follows (in thousands):

Six months ended September 30, 2015	$2,758
Year ended September 30, 2016	5,354
Year ended September 30, 2017	4,955
Year ended September 30, 2018	3,820
Year ended September 30, 2019	2,936
Year ended September 30, 2020	1,832

Amortization expenses related to the Acentia and Remploy acquisitions are not included above. The additional expense is anticipated to be approximately $6 million per year.

6. Credit facilities

On March 9, 2015, we entered into an amendment to our unsecured credit agreement (the “Credit Agreement”). The Credit Agreement, as amended, provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. The arrangement will terminate on March 9, 2020, at which time all outstanding borrowings must be repaid.

We had no borrowings under the Credit Agreement at March 31, 2015.

At March 31, 2015, our only indebtedness under the Credit Agreement was three letters of credit totaling $4.7 million. Each of these letters of credit may be called by customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations.

The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of March 31, 2015. Our obligations under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. At March 31, 2015, our total leverage ratio was negligible.

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

On April 1, 2015, in connection with the Acentia acquisition, we borrowed $225 million under our Credit Agreement and issued an additional letter of credit for $0.6 million. We currently estimate that our leverage ratio will be below 1.0:1.0 after this borrowing.

7. Supplemental disclosures

During the six months ended March 31, 2015 and 2014, we made income tax payments of $37.6 million and $35.5 million, respectively.

At March 31, 2015, we held cash and cash equivalents of $114.5 million. Approximately 33% of these funds are denominated and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $21.0 million in the six months ended March 31, 2015, including a $5.9 million decline in our cash and cash equivalents balance and a $8.4 million decline in our goodwill balance. These declines were recorded as losses in our statement of comprehensive income.

Our deferred compensation plan assets include $9.6 million invested in mutual funds which have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the statement of operations. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable balance includes both amounts invoiced and those where amounts are ready to be invoiced and the funds are collectable within standard invoice terms.

8. Stock Repurchase Programs

Under resolutions adopted in November 2011 and June 2014, our Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $275.0 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock. During the six months ended March 31, 2015 and 2014, we repurchased 0.8 million and 0.8 million common shares at a cost of $30.6 million and $35.5 million, respectively. The amount available for future repurchases at March 31, 2015 was $104.6 million.

9. Revenue recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. In April 2015, the FASB proposed a one-year delay in the effective date of the standard. If this proposal is ratified, we would adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the likely effects on our business.

10. Dividend

On April 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on May 29, 2015 to shareholders of record on May 15, 2015.

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

Over the past five years, our business has grown significantly.  We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care, and the need for governments to operate programs effectively and efficiently.  This growth has been driven by reform efforts in the United States, including the Affordable Care Act, as well as internationally with various programs in Australia and the United Kingdom.

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

On April 1, 2015, we acquired Acentia LLC (“Acentia”) for an estimated cash consideration of $294 million. Acentia provides system modernization, software development, program management and other information technology services and solutions to the United States Federal Government. We acquired Acentia, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. We have provided certain unaudited pro forma financial information for Acentia in a Current Report on Form 8-K dated May 8, 2015. The unaudited pro forma financial information from Acentia for the year ended September 30, 2014 was $212 million and pro forma diluted earnings per share increased from $2.11 to $2.25. The pro forma information is based upon historical information and is not necessarily indicative of what would have been achieved or will be achieved.

On April 7, 2015, we acquired 70% of the ownership interests of Remploy (2015) Limited, whose assets had previously operated under the “Remploy” tradename. The remaining 30% is held in a trust for the benefit of the employees. Remploy provides services to the United Kingdom government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the United Kingdom. We expect the acquisition of Remploy will increase our revenue for the second half of the year by approximately $30 million to $35 million.

Our financial results for the three and six month periods ended March 31, 2015 do not include any results related to Acentia or Remploy. The results of these businesses will be included in the Health and Human Services Segments, respectively, in future financial reporting. We expect the acquisitions of Acentia and Remploy will increase our revenues for fiscal year 2015 by $140 million to $160 million and diluted earnings per share by $0.07 to $0.09. The acquisition of Acentia was funded, in part, through a borrowing of $225 million on our revolving line of credit.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(amounts in thousands, except per share data)	2015	2014	2015	2014
Revenue	$481,794	$439,015	$948,837	$845,607

Gross profit	$124,345	$120,672	$243,612	$226,588
Gross profit percentage	25.8%	27.5%	25.7%	26.8%

Selling, general and administrative expenses	$59,392	$53,624	$111,353	$104,889
Selling, general and administrative expense as a percentage of revenue	12.3%	12.2%	11.7%	12.4%

Amortization of intangible assets	1,432	1,468	2,907	2,823
Acquisition-related expenses	1,514	—	2,114	—
Legal and settlement expenses	—	600	—	600

Operating income	$62,007	$64,980	$127,238	$118,276
Operating margin	12.9%	14.8%	13.4%	14.0%

Interest and other income, net	219	476	1,120	808

Income before income taxes	62,226	65,456	128,358	119,084
Provision for income taxes	23,198	23,995	46,980	44,268
Effective tax rate	37.3%	36.7%	36.6%	37.2%

Net income	$39,028	$41,461	$81,378	$74,816
(Income)/loss attributable to noncontrolling interests	(220)	$(254)	$(709)	$250
Net income	$38,808	$41,207	$80,669	$75,066

Basic earnings per share attributable to MAXIMUS	$0.59	$0.61	$1.22	$1.10

Diluted earnings per share attributable to MAXIMUS	$0.58	$0.59	$1.20	$1.08

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

All revenue growth for the periods presented is organic, driven by new work and growth in existing work principally within our Health Services Segment. Overall, profit margins have declined due to expected lower volumes in our federal Medicare appeals business.

Acquisition-related expenses are costs incurred related to the acquisitions of Acentia and Remploy. These costs include professional fees and other transaction-related costs. Additional expenses were incurred in April 2015 as the transactions closed.

Our effective tax rate for the six months ended March 31, 2015 was 36.6%. We anticipate that our tax rate will increase in the second half of this fiscal year as Acentia operates in the United States and will, accordingly, incur taxes at rates higher than our current effective rate.

Health Services Segment

The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP, Supplemental Nutrition Assistance Program (SNAP), Medicare, the Affordable Care Act (ACA), the Health Assessment and Advisory Service in the United Kingdom and Health Insurance BC (British Columbia).

	Three Months Ended March 31,		Six Months Ended March 31,
(amounts in thousands)	2015	2014	2015	2014

Revenue	$370,383	$323,598	$721,682	$622,182
Gross profit	91,887	84,868	177,302	161,374
Operating income	51,113	49,735	102,271	92,066

Gross profit percentage	24.8%	26.2%	24.6%	25.9%
Operating margin percentage	13.8%	15.4%	14.2%	14.8%

Revenue for the three and six months ended March 31, 2015 increased 14% and 16% compared to the same period in fiscal year 2014.  Revenue for the current year benefitted from new work as well as expansion of existing contracts including expected accretive change orders. These benefits have been offset by anticipated declines in revenue in our federal Medicare appeals business.

Our gross and operating margins have declined in the three and six months ended March 31, 2015 due to lower volumes in our federal Medicare appeals business and new contracts in start-up phase.

During the second half of fiscal year 2015, we anticipate the benefits of Acentia’s business and the United Kingdom Health Advisory and Assessment Services contract, which commenced in March 2015.

Human Services Segment

The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs.

	Three Months Ended March 31,		Six Months Ended March 31,
(amounts in thousands)	2015	2014	2015	2014

Revenue	$111,411	$115,417	$227,155	$223,425
Gross profit	32,458	35,804	66,310	65,214
Operating income	13,935	17,276	30,088	29,612

Gross profit percentage	29.1%	31.0%	29.2%	29.2%
Operating margin percentage	12.5%	15.0%	13.2%	13.3%

Revenue and profit have declined for the three months ended March 31, 2015, compared to the corresponding period in the prior year, and increased for the six months ended March 31, 2015 compared to the respective period. The current fiscal year has seen significant effects from currency fluctuations. Revenues for the three and six month periods ended March 31, 2015 would have been $8.2 million and $13.1 million higher if the foreign exchange rates in fiscal year 2014 had prevailed through the current year.

Profit margins in fiscal year 2014 were higher due to a number of short-term consulting projects, which typically enjoy higher margins. The margin for the six month period ended March 31, 2015 also had the benefit of incremental revenue and profit from change orders in the first quarter of fiscal year 2015.

In March 2015, we were informed that we have been successful in expanding our existing welfare-to-work contract in Australia, starting in July 2015. Although this contract is anticipated to be profitable, the costs of expanding our operations and the structure of reimbursement under the new arrangement is expected to reduce our fourth quarter earnings by between $6 million and $9 million.

Liquidity and Capital Resources

Our principal source of liquidity has been our cash flows from operations which, through March 31, 2015, have provided sufficient funds to fund working capital, capital expenditures, business combinations, share repurchases and dividends. In April 2015, we acquired Acentia and utilized $225 million of funds from a revolving credit facility to cover the majority of the $294 million estimated purchase price.

Our operating cash inflows are typically driven by our contracts and influenced by payment terms in contracts. For many contracts, including two new projects in the United Kingdom, we are frequently reimbursed up front for the costs of our start-up operations. Although there may be a gap between incurring costs and receiving this reimbursement, we have sufficient funds to cover these costs. Other factors that may cause delays in our realization of customer receipts include customer payments based upon delivering outcomes, which may not correspond with the costs incurred to achieve these outcomes, and short-term payment delays where government budgets are constrained. Our receivables have increased in the first half of fiscal year 2015, driven in part by significant outstanding invoices in the United Kingdom to recover start-up costs related to two large contracts. The related contracts commenced operations in March and, accordingly, revenue included in the calculation of days sales outstanding (DSO) included only one month of revenue whereas receivables included significant billings for start-up costs. The effect on DSO was approximately five days. We do not anticipate any issues in collecting these balances.

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our receivable balances. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. DSO was 70 as of March 31, 2015, compared to 58 as of December 31, 2014.

Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations over the course of the next two years should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.

At March 31, 2015, our foreign subsidiaries held approximately $37 million in cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows

	Six Months Ended March 31,
(amounts in thousands)	2015	2014

Net cash provided by (used in):
Operating activities	$62,066	$76,460
Investing activities	(47,191)	(19,349)
Financing activities	(52,515)	(50,378)
Effect of exchange rate changes on cash and cash equivalents	(5,937)	(1,027)
Net increase/(decrease) in cash and cash equivalents	$(43,577)	$5,706

Cash provided by operating activities declined 19% to $62.1 million for the six months ended March 31, 2015, compared with the period in the prior fiscal year, notwithstanding an increase in revenue and profitability. This decline was driven by increases in our working capital, particularly in accounts receivable, caused by growth in our business and the timing of certain receivable payments.

Cash used in investing activities was $47.2 million for the six months ended March 31, 2015, compared to $19.3 million for the six months ended March 31, 2014. This increase has been driven by significant investment in our infrastructure in the United States and the United Kingdom. These types of capital investments typically occur in five-to-seven year cycles. The investments include: facilities, fixed assets, and upgrades in our telephony and back office data centers. We believe these prudent investments will help drive efficiencies in future periods.

Cash used in financing activities was $52.5 million and $50.4 million for the six months ended March 31, 2015 and 2014, respectively. We utilized $32.6 million and $34.7 million, respectively, in repurchasing common stock.

The effects of exchange rates reduced our cash balances by $5.9 million in the six months ended March 31, 2015, principally in balances denominated in the Australian Dollar and British Pound.

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

	Six Months Ended March 31,
(amounts in thousands)	2015	2014

Cash provided by operating activities	$62,066	$76,460
Purchases of property and equipment	(44,226)	(9,516)
Capitalized software costs	(3,247)	(7,317)
Free cash flow	$14,593	$59,627

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

During the six months ended March 31, 2015, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2014.

On April 1, 2015, we borrowed $225 million from our credit facility to assist in acquiring Acentia. Our interest rates are based upon our leverage, as defined in our loan agreement, and market interest rates. Accordingly, changes in interest rates will affect our results prospectively. To mitigate this risk, we entered into a derivative transaction to fix the interest rate on $80 million of this balance.

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

Following the end of the fiscal quarter, we acquired both Acentia and Remploy. We have reviewed and identified the existing key controls in these entities and will integrate these entities into our existing control environment over the course of the next few months.

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

MAXIMUS, INC.

Date: May 8, 2015	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Equity Purchase Agreement dated as of March 6, 2015 by and among Acentia, LLC, Certain of the Equity Holders of Acentia, LLC, SPG Acentia Seller Representative, LLC, MAXIMUS Federal Services, Inc. and MAXIMUS, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed March 9, 2015).

10.1

First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among MAXIMUS, Inc., Sun Trust Humphrey Robinson as Administrative Agent and other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 9, 2015).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii)  Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.