Form 10-Q
period 2015-06-30
MAXIMUS INC
filed 2015-08-07
CIK 1032220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 65,951,694 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$572,301	$419,899	$1,521,138	$1,265,506
Cost of revenue	428,503	307,296	1,133,728	926,315
Gross profit	143,798	112,603	387,410	339,191
Selling, general and administrative expenses	66,997	55,838	178,350	160,727
Amortization of intangible assets	3,275	1,542	6,182	4,365
Acquisition-related expenses	2,459	—	4,573	—
Legal and settlement expenses	—	—	—	600
Operating income	71,067	55,223	198,305	173,499
Interest and other income/(expense), net	(681)	495	439	1,304
Income before income taxes	70,386	55,718	198,744	174,803
Provision for income taxes	28,127	21,290	75,108	65,559
Net income	42,259	34,428	123,636	109,244
Income attributable to noncontrolling interests	(593)	(290)	(1,302)	(40)
Net income attributable to MAXIMUS	$41,666	$34,138	122,334	$109,204

Basic earnings per share attributable to MAXIMUS	$0.63	$0.50	$1.86	$1.61

Diluted earnings per share attributable to MAXIMUS	$0.62	$0.49	$1.83	$1.57

Dividends paid per share	$0.045	$0.045	$0.135	$0.135

Weighted average shares outstanding:
Basic	65,901	67,659	65,900	67,982
Diluted	67,098	69,031	67,003	69,369

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months Ended June 30,		Nine months Ended June 30,
	2015	2014	2015	2014
Net income	$42,259	$34,428	$123,636	$109,244
Foreign currency translation adjustments	8,339	6,366	(12,694)	4,919
Interest rate hedge, net of income taxes	(23)	—	(23)	—
Comprehensive income	50,575	40,794	110,919	114,163
Comprehensive income attributable to noncontrolling interests	(593)	(290)	(1,302)	(40)
Comprehensive income attributable to MAXIMUS	$49,982	$40,504	$109,617	$114,123

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,877	$158,112
Accounts receivable — billed and billable, net of reserves of $4,331 and $3,138	377,729	263,011
Accounts receivable — unbilled	27,578	26,556
Deferred income taxes	31,567	28,108
Prepaid expenses and other current assets	64,336	56,673
Total current assets	583,087	532,460

Property and equipment, net	118,169	80,246
Capitalized software, net	34,787	39,734
Goodwill	379,895	170,626
Intangible assets, net	106,621	39,239
Deferred contract costs, net	19,715	12,046
Deferred compensation plan assets	20,904	17,126
Other assets, net	12,467	9,519
Total assets	$1,275,645	$900,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$164,486	$103,181
Accrued compensation and benefits	88,413	94,137
Deferred revenue	63,586	55,878
Income taxes payable	38,640	4,693
Other liabilities	10,843	7,432
Total current liabilities	365,968	265,321
Deferred revenue, less current portion	56,734	32,257
Deferred income taxes	16,543	21,383
Long-term debt	166,844	1,060
Deferred compensation plan liabilities, less current portion	20,906	18,768
Other liabilities	8,252	6,022
Total liabilities	635,247	344,811

Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 65,932 and 66,613 shares issued and outstanding at June 30, 2015 and September 30, 2014, at stated amount, respectively	442,135	429,857
Accumulated other comprehensive income/(loss)	(12,487)	230
Retained earnings	208,404	125,875
Total MAXIMUS shareholders’ equity	638,052	555,962
Noncontrolling interests	2,346	223
Total equity	640,398	556,185
Total liabilities and equity	$1,275,645	$900,996

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$123,636	$109,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	37,617	31,932
Amortization of intangible assets	6,182	4,365
Deferred income taxes	(8,921)	(577)
Stock compensation expense	12,785	12,809

Change in assets and liabilities:
Accounts receivable — billed and billable	(81,430)	(1,362)
Accounts receivable — unbilled	2,209	3,280
Prepaid expenses and other current assets	(3,496)	(1,343)
Deferred contract costs	(7,390)	556
Accounts payable and accrued liabilities	45,064	(5,686)
Accrued compensation and benefits	(4,546)	2,510
Deferred revenue	32,424	88
Income taxes	37,476	6,162
Other assets and liabilities	(10,630)	3,172
Cash provided by operating activities	180,980	165,150

Cash flows from investing activities:
Purchases of property and equipment	(68,243)	(18,389)
Capitalized software costs	(4,924)	(9,177)
Acquisition of businesses, net of cash acquired	(289,612)	(2,670)
Proceeds from note receivable	406	350
Cash used in investing activities	(362,373)	(29,886)

Cash flows from financing activities:
Cash dividends paid	(8,966)	(9,181)
Repurchases of common stock	(32,616)	(59,354)
Tax withholding related to RSU vesting	(12,451)	(14,681)
Expansion of credit facility	(1,444)	—
Borrowings under credit facility	255,993	15,000
Repayment of credit facility and other long-term debt	(90,112)	(15,122)
Tax benefit/(provision) due to option exercises and restricted stock units vesting	(1,208)	2,925
Stock option exercises	521	1,145
Cash provided by/(used in) financing activities	109,717	(79,268)

Effect of exchange rate changes on cash and cash equivalents	(4,559)	1,329

Net increase/(decrease) in cash and cash equivalents	(76,235)	57,325

Cash and cash equivalents, beginning of period	158,112	125,617

Cash and cash equivalents, end of period	$81,877	$182,942

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	122,334	1,302	123,636
Foreign currency translation	—	—	(12,694)	—	—	(12,694)
Interest rate hedge, net of income taxes	—	—	(23)	—	—	(23)
Cash dividends	—	—	—	(8,891)	(75)	(8,966)
Dividends on RSUs	—	296	—	(296)	—	—
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	12,785	—	—	—	12,785
Stock compensation tax provision	—	(1,208)	—	—	—	(1,208)
Tax withholding related to RSU vesting	—	(116)	—	—	—	(116)
Stock options exercised and RSUs vested	72	521	—	—	—	521
Addition of noncontrolling interest from acquisition	—	—	—	—	896	896
Balance at June 30, 2015	65,932	$442,135	$(12,487)	$208,404	$2,346	$640,398

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2013	68,525	$415,271	$7,987	$106,250	$267	$529,775
Net income	—	—	—	109,204	40	109,244
Foreign currency translation	—	—	4,919	—	—	4,919
Cash dividends	—	—	—	(9,181)	—	(9,181)
Dividends on RSUs	—	369	—	(369)	—	—
Repurchases of common stock	(1,406)	—	—	(60,950)	—	(60,950)
Stock compensation expense	—	12,809	—	—	—	12,809
Stock compensation tax benefit	—	2,925	—	—	—	2,925
Tax withholding related to RSU vesting	—	(1,877)	—	—	—	(1,877)
Stock options exercised and RSUs vested	247	1,145	—	—	—	1,145
Balance at June 30, 2014	67,366	$430,642	$12,906	$144,954	$307	$588,809

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended June 30, 2015 and 2014

In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.

1. Organization and Basis of Presentation

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made from prior year to conform with current presentation.

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

2. Segment Information

The table below provides certain financial information for each of our business segments. The presentation of segments has been updated from our presentation in the prior year to show amortization of intangible assets separately and to reflect the transfer of a small business division from the Health Services Segment to the Human Services Segment.

	Three Months Ended June 30,				Nine Months Ended June 30,
(Amounts in thousands)	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)

Revenue:
Health Services	$439,560	100%	$305,253	100%	$1,161,242	100%	$927,435	100%
Human Services	132,741	100%	114,646	100%	359,896	100%	338,071	100%
Total	572,301	100%	419,899	100%	1,521,138	100%	1,265,506	100%

Gross Profit:
Health Services	104,593	23.8%	79,532	26.1%	281,895	24.3%	240,906	26.0%
Human Services	39,205	29.5%	33,071	28.8%	105,515	29.3%	98,285	29.1%
Total	143,798	25.1%	112,603	26.8%	387,410	25.5%	339,191	26.8%

Selling, general, and administrative expense:
Health Services	44,587	10.1%	36,333	11.9%	119,618	10.3%	105,641	11.4%
Human Services	22,402	16.9%	19,470	17.0%	58,624	16.3%	55,072	16.3%
Other	8	NM	35	NM	108	NM	14	NM
Total	66,997	11.7%	55,838	13.3%	178,350	11.7%	160,727	12.7%

Operating income:
Health Services	60,006	13.7%	43,199	14.2%	162,277	14.0%	135,265	14.6%
Human Services	16,803	12.7%	13,601	11.9%	46,891	13.0%	43,213	12.8%
Amortization of intangible assets	(3,275)	NM	(1,542)	NM	(6,182)	NM	(4,365)	NM
Acquisition-related expenses (2)	(2,459)	NM	—	NM	(4,573)	NM	—	NM
Legal and settlement expenses (3)	—	NM	—	NM	—	NM	(600)	NM
Other	(8)	NM	(35)	NM	(108)	NM	(14)	NM
Total	$71,067	12.4%	$55,223	13.2%	$198,305	13.0%	$173,499	13.7%

(1)                                 Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)                                 Acquisition-related expenses are costs directly incurred from the purchases of Acentia and Remploy, including legal, accounting and valuation services and severance costs.

(3)                                 Legal and settlement expenses consist of costs related to significant legal settlements and non-routine legal matters, including future probable legal costs expected to be incurred in connection with those matters. Legal expenses incurred in the ordinary course of business are included in their respective operating segments.

3. Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Basic weighted average shares outstanding	65,901	67,659	65,900	67,982
Effect of dilutive securities:
Employee stock options and unvested restricted stock units	1,197	1,372	1,103	1,387
Denominator for diluted earnings per share	67,098	69,031	67,003	69,369

No shares were excluded from the computation in calculating the earnings per share for the three or nine months ended June 30, 2015 or 2014.

4. Business combinations

Acentia

On April 1, 2015 (the “acquisition date”), we acquired 100% of the ownership interests of Acentia, LLC (“Acentia”) for an estimated cash consideration of $292.8 million. The final cash consideration will be subject to adjustment based upon calculation of the working capital on the acquisition date, as well as certain other adjustments.

Acentia provides system modernization, software development, program management and other information technology services and solutions to the United States Federal Government. We acquired Acentia, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. The acquired assets and liabilities have been integrated into our Health Services Segment.

We are in the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date. Initial estimates of this allocation are shown below but may be subject to change as we complete our assessment of the acquisition date balance sheet.

(Amounts in thousands)	Preliminary Purchase Price Accounting
Estimated purchase consideration, net of cash acquired	$292,815
Billed and unbilled receivables	$35,060
Other assets	5,151
Property and equipment	1,619
Intangible assets — customer relationships	69,900
Total identifiable assets acquired	111,730
Accounts payable and other liabilities	32,619
Deferred revenue	251
Total liabilities assumed	32,870
Net identifiable assets acquired	78,860
Goodwill	213,955
Net assets acquired	$292,815

The excess of the acquisition date consideration over the estimated fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent the value of the assembled workforce of Acentia, as well as the enhanced knowledge and capabilities resulting from this business combination. Approximately 70% of the goodwill balance is anticipated to be deductible for tax purposes.

The intangible assets acquired represent customer relationships. These will be amortized on a straight-line basis over 14 years.

During the three and nine months ended June 30, 2015, Acentia contributed $52.9 million and $4.3 million of revenue and operating income, respectively.

The following table presents certain results for the three and nine months ended June 30, 2015 and 2014 as though the acquisition of Acentia had occurred on October 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses.

	Unaudited pro forma results
	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands, except per share amounts)	2015	2014	2015	2014
Revenue	$572,301	$473,408	$1,624,664	$1,425,077
Net income	43,896	37,154	130,260	116,469
Basic earnings per share attributable to MAXIMUS	$0.66	$0.54	$1.96	$1.71
Diluted earnings per share attributable to MAXIMUS	$0.64	$0.53	$1.92	$1.68

Remploy

On April 7, 2015 (the “Remploy acquisition date”), we acquired 70% of the ownership interests of Remploy (2015) Limited, whose assets had previously operated under the “Remploy” tradename. The remaining 30% is held in a trust for the benefit of the employees. The acquisition consideration was $3.0 million (£2.0 million). The purchase agreement stipulated that the net assets of Remploy were zero on the Remploy acquisition date as calculated using United Kingdom accounting principles.

Remploy provides services to the United Kingdom government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the United Kingdom. The acquired assets and liabilities have been integrated into our Human Services Segment. We are still in the process of allocating values to Remploy’s acquired assets and liabilities.

5. Goodwill and Intangible Assets

The changes in goodwill for the nine months ended June 30, 2015 are as follows:

(Amounts in thousands)	Health Services	Human Services	Total
Balance as of September 30, 2014	$124,920	$45,706	$170,626
Acquisition of Acentia	213,955	—	213,955
Foreign currency translation	(2,676)	(2,010)	(4,686)
Balance as of June 30, 2015	$336,199	$43,696	$379,895

The following table sets forth the components of intangible assets:

	As of June 30, 2015			As of September 30, 2014
(Amounts in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$115,975	$12,524	$103,451	$42,403	$7,821	$34,582
Technology based intangible assets	8,936	7,398	1,538	9,295	6,910	2,385
Trademarks and trade names	4,318	2,686	1,632	4,374	2,102	2,272
Total	$129,229	$22,608	$106,621	$56,072	$16,833	$39,239

Our intangible assets at June 30, 2015 had a weighted average remaining life of 12.6 years, comprising 12.9 years for customer contracts and relationships, 2.8 years for technology-based intangible assets and 2.2 years for the trademarks and trade names. Amortization expense for the nine months ended June 30, 2015 and 2014 was $6.2 million and $4.4 million, respectively. Estimated future amortization expense is as follows (in thousands):

Three months ended September 30, 2015	$3,213
Year ended September 30, 2016	12,852
Year ended September 30, 2017	11,235
Year ended September 30, 2018	8,880
Year ended September 30, 2019	7,989
Year ended September 30, 2020	6,884

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

On April 1, 2015, we borrowed $225 million under the Credit Agreement in order to fund our acquisition of Acentia. Additional borrowings and repayments were subsequently made to fund working capital and capital expenditure requirements. The Credit Agreement permits us to make borrowings in currencies other than the United States Dollar. At June 30, 2015, we have U.S.  Dollar borrowings of $155.0 million and Canadian Dollar borrowings of $11.0 million (13.5 million Canadian Dollars). In addition to borrowings under the Credit Facility, we have an outstanding loan of $1.0 million (1.2 million Canadian Dollars) with the Atlantic Innovation Fund of Canada.

At June 30, 2015, we held four letters of credit under the Credit Agreement totaling $1.4 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations.

The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of June 30, 2015. Our obligations under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. At June 30, 2015, our total leverage ratio was less than 1.0:1.0.

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

In order to reduce our exposure to floating interest rates, we entered into a derivative arrangement to fix payments on part of our open loan balance. We will pay a fixed rate of interest to a financial institution and receive a balance equivalent to the floating rate payable. At June 30, 2015, payments on $66.7 million of our principal balance are fixed. The principal balance subject to this derivative arrangement will decline through September 30, 2016. At June 30, 2015, the fair value of this derivative instrument was a liability of less than $0.1 million. As this cash flow hedge is considered effective, the loss related to the decline in the fair value of this derivative instrument is reported in the Statement of Comprehensive Income.

During the three months ended June 30, 2015, we made interest payments of $0.5 million.

7. Supplemental disclosures

During the nine months ended June 30, 2015 and 2014, we made income tax payments of $47.8 million and $57.4 million, respectively.

At June 30, 2015, we held cash and cash equivalents of $81.9 million. Approximately 80% of these funds are denominated and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $12.7 million in the nine months ended June 30, 2015, including a $4.6 million decline in our cash and cash equivalents balance and a $4.7 million decline in our goodwill balance. These declines were recorded as losses in our statement of comprehensive income.

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

8. Stock Repurchase Programs

Under resolutions adopted in November 2011 and June 2014, our Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $275.0 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock. During the nine months ended June 30, 2015 and 2014, we repurchased 0.8 million and 1.4 million common shares at a cost of $30.6 million and $60.9 million, respectively. The amount available for future repurchases at June 30, 2015 was $105.1 million.

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

10. Dividend

On July 2, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on August 31, 2015 to shareholders of record on August 14, 2015.

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

Over the past five years, our business has grown significantly. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care, and the need for governments to operate programs effectively and efficiently. This growth has been driven by reform efforts in the United States, including the Affordable Care Act (ACA), as well as internationally with various programs in Australia and the United Kingdom.

In April 2015, we acquired 100% of Acentia LLC (“Acentia”), a provider of services to the United States Federal Government, and 70% of Remploy, a business providing services to the United Kingdom government. We believe both acquisitions will provide us with the ability to complement our existing services in their respective markets. The results of both entities are included in our results for the three months ended June 30, 2015.

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

Financial Overview

Our results for the three and nine months ended June 30, 2015 have been driven by the following:

•                  The acquisitions of Acentia and Remploy, which have increased revenue in our Health Services and Human Services Segments, respectively, as well as increasing our working capital, goodwill and intangible asset balances;

•                  Growth in our Health Services Segment driven by new contracts and expansions to existing work;

•                  Growth in our Human Services Segment, driven by our international welfare-to-work businesses, offset by the effect of the United States Dollar, whose strength relative to the Australian Dollar and British Pound has reduced our revenues and profits year-over-year;

•                  Increased investment in our capital infrastructure, which has increased our fixed asset balance and depreciation expense; and

•                  Borrowings on our credit facility, which have resulted in interest expense.

Results of Operations

Consolidated

The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands, except per share data)	2015	2014	2015	2014
Revenue	$572,301	$419,899	$1,521,138	$1,265,506

Gross profit	143,798	112,603	387,410	339,191
Gross profit percentage	25.1%	26.8%	25.5%	26.8%

Selling, general and administrative expenses	66,997	55,838	178,350	160,727
Selling, general and administrative expense as a percentage of revenue	11.7%	13.3%	11.7%	12.7%

Amortization of intangible assets	3,275	1,542	6,182	4,365
Acquisition-related expenses	2,459	—	4,573	—
Legal and settlement expenses	—	—	—	600

Operating income	71,067	55,223	198,305	173,499
Operating margin	12.4%	13.2%	13.0%	13.7%

Interest and other income/(expense), net	(681)	495	439	1,304

Income before income taxes	70,386	55,718	198,744	174,803
Provision for income taxes	28,127	21,290	75,108	65,559
Effective tax rate	40.0%	38.2%	37.8%	37.5%

Net income	42,259	34,428	123,636	109,244
Income attributable to noncontrolling interests	(593)	(290)	(1,302)	(40)
Net income attributable to MAXIMUS	$41,666	$34,138	$122,334	$109,204

Basic earnings per share attributable to MAXIMUS	$0.63	$0.50	$1.86	$1.61

Diluted earnings per share attributable to MAXIMUS	$0.62	$0.49	$1.83	$1.57

The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

As noted above, the acquisitions of Acentia and Remploy occurred in April 2015. Incremental costs incurred which relate directly to these acquisitions, including legal fees, due diligence, insurance and severance are included above as acquisition-related expenses. The acquisitions also resulted in an additional $1.8 million of intangible amortization expense and $0.7 million of interest expense related to borrowings made to finance the Acentia transaction.

Our year-to-date effective tax rate for the 2015 fiscal year is 37.8%, an increase over the prior year. The acquisition of Acentia and our organic growth has resulted in an increasing share of our income being realized in the United States, which incurs higher tax rates than other jurisdictions in which we operate.

Health Services Segment

The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP, the ACA, the Health Assessment Advisory Service in the United Kingdom and Health Insurance BC (British Columbia). Acentia’s business has also been integrated into this segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2015	2014	2015	2014

Revenue	$439,560	$305,253	$1,161,242	$927,435
Gross profit	104,593	79,532	281,895	240,906
Operating income	60,006	43,199	162,277	135,265

Gross profit percentage	23.8%	26.1%	24.3%	26.0%
Operating margin percentage	13.7%	14.2%	14.0%	14.6%

Revenue for the three and nine months ended June 30, 2015 increased 44% and 25% compared to the same periods in fiscal year 2014. This movement is a combination of organic revenue increases, acquired revenue and currency fluctuations, summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	Dollars in Thousands	Percentage change	Dollars in Thousands	Percentage change
Revenue for respective period in fiscal year 2014	$305,253		$927,435
Organic revenue growth	89,844	29.4%	195,573	21.1%
Acquired revenue from Acentia	52,876	17.3%	52,876	5.7%
Currency effect compared to the prior period	(8,413)	(2.8)%	(14,642)	(1.6)%
Revenue for respective period in fiscal year 2015	$439,560	44.0%	1,161,242	25.2%

Our organic revenue growth is driven by:

•                  New contracts, including the Health Assessment Advisory Service (“HAAS”) and Fit for Work in the United Kingdom and our contract with the Department of Education in the United States;

•                  Expansion of our existing work, particularly contracts within the United States, offset by

•                  An anticipated decline in our federal health appeals business.

The currency declines are caused by the strength of the United States Dollar compared to the same periods in fiscal year 2014. On a constant currency basis, our revenue growth for the three and nine months ended June 30, 2015 would have been 47% and 27%, respectively.

Gross and operating profit margins have declined compared to the prior year. Although many of our domestic change orders have been accretive, the overall margin has been reduced by the following factors.

•                  The federal appeals business has declined year-over-year.

•                  With the acquisition of Acentia and the commencement of the HAAS contract, we have a greater share of our customer portfolio that earns income from cost-plus or time-and-materials contracts. These contracts typically offer lower margins in return for lower risk.

•                  We have several contracts in start-up. We typically see lower profit margins in the early stages of a contract.

We anticipate that our revenue will continue to grow through the final quarter of the fiscal year due to a new contract with an existing client for the U.S. Federal Government and other scope expansion. This benefit will be offset by declines in revenue and profit from the HAAS contract, where challenges in recruiting and retaining healthcare professionals may reduce our performance incentives in this program.

Human Services Segment

The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. The Remploy business has been integrated into this segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2015	2014	2015	2014

Revenue	$132,741	$114,646	$359,896	$338,071
Gross profit	39,205	33,071	105,515	98,285
Operating income	16,803	13,601	46,891	43,213

Gross profit percentage	29.5%	28.8%	29.3%	29.1%
Operating margin percentage	12.7%	11.9%	13.0%	12.8%

Revenue for the three and nine months ended June 30, 2015 increased 16% and 6.5% compared to the same periods in fiscal year 2014. This movement is a combination of organic revenue increases, acquired revenue and currency fluctuations, summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	Dollars in Thousands	Percentage change	Dollars in Thousands	Percentage change
Revenue for respective period in fiscal year 2014	$114,646		$338,071
Organic revenue growth	11,724	10.2%	28,565	8.4%
Acquired revenue from Remploy	17,770	15.5%	17,770	5.3%
Currency effect compared to prior period	(11,399)	(9.9)%	(24,510)	(7.2)%
Revenue for respective period in fiscal year 2015	$132,741	15.8%	359,896	6.5%

Almost all our organic revenue growth driven by our international welfare-to-work contracts has been offset by the detrimental effect of the United States Dollar strength against the Australian Dollar and British Pound. The organic growth was driven by the expansion of existing contracts.

Remploy’s business enjoys higher gross and operating margins than the core Human Services business, resulting in higher overall margins for the business.

In March 2015, we were informed that we have been successful in rebidding and expanding our existing welfare-to-work contract in Australia, starting in July 2015. Although the new contract is anticipated to be profitable, the costs of expanding our operations and the structure of reimbursement under the new arrangement is expected to reduce our fiscal year net income by between $6 million and $9 million. We have incurred some of these costs in the three months ended June 30, 2015, but will incur the majority of these costs in the final quarter of the fiscal year.

Liquidity and Capital Resources

In April 2015, we utilized $225 million from our revolving credit facility to acquire Acentia, with the balance of the payment being made up with available cash in the United States. In addition, we made some short-term borrowings to cover our immediate working capital requirements. Other outlays, including working capital, capital expenditure, the acquisition of Remploy, repurchases of shares and cash dividends have been funded from our operating cash flows. At June 30, 2015, we have outstanding borrowings of $166.0 million under the credit facility.

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

Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our receivable balances. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. DSO was 64 as of June 30, 2015, compared to 70 as of March 31, 2015. This reduction was driven by improved collection of balances relating to contract start-ups.

Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations over the course of the next two years should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.

At June 30, 2015, our foreign subsidiaries held approximately 80% of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows

	Nine Months Ended June 30,
(amounts in thousands)	2015	2014

Net cash provided by (used in):
Operating activities	$180,980	$165,150
Investing activities	(362,373)	(29,886)
Financing activities	109,717	(79,268)
Effect of exchange rate changes on cash and cash equivalents	(4,559)	1,329
Net increase/(decrease) in cash and cash equivalents	$(76,235)	$57,325

Cash provided by operating activities increased 9.6% to $181.0 million for the nine months ended June 30, 2015, compared with the period in the prior fiscal year. This increase is broadly in line with the growth in the overall business.

Cash used in investing activities in for the nine months ended June 30, 2015 included both the acquisitions of Acentia and Remploy, as well as significant investment in our infrastructure in the United States and the United Kingdom. These types of capital investments typically occur in five-to-seven year cycles and include facilities, fixed assets, and upgrades in our telephony and back office data centers. We believe these prudent investments will help drive efficiencies in future periods. This investment will increase our depreciation costs in future periods.

Cash flows from financing activities in the nine months ended June 30, 2015 include the borrowing of $256.0 million from our revolving credit facility, the repayment of $90.0 million and $32.6 million of repurchases of our common stock which occurred in October and November 2014.

The effects of exchange rates reduced our cash balances by $4.6 million in the nine months ended June 30, 2015, principally in balances denominated in the Australian Dollar.

To supplement our statements of cash flows, we calculate free cash flow as follows:

	Nine Months Ended June 30,
(amounts in thousands)	2015	2014

Cash provided by operating activities	$180,980	$165,150
Purchases of property and equipment	(68,243)	(18,389)
Capitalized software costs	(4,924)	(9,177)
Free cash flow	$107,813	$137,584

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

During the nine months ended June 30, 2015, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Non-GAAP measures

Our Discussion and Analysis of Financial Condition and Results of Operations includes measures that are considered non-GAAP numbers. We believe these numbers offer a useful basis for comparing our performance across periods and against our competitors. The presentation of these numbers should not be considered in isolation or as alternatives to revenue growth, net income or cash flows from operations as measures of performance. In addition, these non-GAAP measures, as calculated and presented by us, may not be comparable to other related or similarly titled measures used by other companies. The non-GAAP measures we utilize are as follows:

•                  Organic revenue growth, which we calculate by excluding the effects of acquisitions and currency fluctuations from our overall revenue growth. We include this measure to assist users of the financial statements assess the performance of our business excluding the effects of acquisitions. We have reconciled this non-GAAP number to related GAAP revenue balances where shown.

•                  Currency effect on revenue, which we calculate by identifying the difference between international revenues recognized at prevailing exchange rates and what that revenue would have been had the exchange rates prevailing in the comparative period been used. By excluding this revenue fluctuation from our overall revenue growth, we calculate our overall revenue growth on a “constant currency” basis — the revenue we would have reported had exchange rates remained consistent year-over-year. We include this measure to assist users of the financial statements assess the performance of our business excluding the results of foreign exchange fluctuations. We have reconciled this non-GAAP number to the related GAAP revenue balances where shown.

•                  Free cash flow, which we calculate by deducting fixed asset and software capitalization payments from cash flows from operating activities. We include this measure to assist users of the financial statements in comparing our performance with our competitors and viewing our cash flows without the effects of acquisition expenditures and financing transactions. We have provided a reconciliation of free cash flow where shown.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information presented in Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2014.

On April 1, 2015, we borrowed $225 million under our credit facility in connection with our acquisition of Acentia. Our interest rates are based upon our leverage, as defined in our loan agreement, and market interest rates. Accordingly, changes in interest rates will affect our results prospectively. To mitigate our interest rate exposure, we entered into a derivative transaction to fix the interest rate on a portion of this balance. At June 30, 2015, approximately 60% of our outstanding balance was subject to changes in interest rates.

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

(b)                                 Changes in Internal Control over Financial Reporting

With the exception of the matter noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In April 2015, we acquired both Acentia and Remploy. We have reviewed and identified the existing key controls in these entities and we are in the process of integrating these entities into our existing control environment.

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

MAXIMUS, INC.

Date: August 7, 2015	By:	/s/ Richard J. Nadeau
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

3.1	Amended and Restated Bylaws, effective June 18, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed June 19, 2015).

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

101

The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.