Form 10-K
period 2015-09-30
MAXIMUS INC
filed 2015-11-16
CIK 1032220

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2015 was $4,308,922,065 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.

         There were 65,334,671 shares of the registrant's Common Stock outstanding as of November 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on March 16, 2016, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2015

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

  •
  a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

  •
  our failure to successfully bid for and accurately price contracts to generate our desired profit;

  •
  our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

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

General

        We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and New Zealand. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs. Our solutions improve program accountability and outcomes, while enhancing the quality of services provided to program beneficiaries.

        Over the past five years, our revenue and earnings have grown primarily as a result of demographic, economic and legislative trends. These trends drive demand for services from providers, such as MAXIMUS, who can provide efficient and cost-effective solutions to problems, including:

  •
  A need for governments to manage budgets in the face of increasing demands for social services;

  •
  Aging populations that place a greater strain on health care and welfare systems;

  •
  A global demand for social services that are based upon measurable outcomes; and

  •
  Legislative initiatives, such as the Affordable Care Act (ACA) or welfare reform efforts in the U.K., which require the implementation of new services and new programs.

        With our proven track record and expertise, we are in a strong position to provide these services. We believe that we bring the right combination of people, business processes and technology to deliver the best-value solution to governments. Our success has allowed us to gain market share in the areas in which we operate. As a result, we are:

  •
  The largest provider of Medicaid enrollment and the Children's Health Insurance Program (CHIP) services in the U.S.;

  •
  A leading operator of U.S. health insurance exchange customer contact centers, with services provided to six entities operating state-based exchanges and a customer contact center for the federal marketplace;

  •
  The largest provider of government-sponsored health benefit appeals and assessments in the U.S. and the U.K.;

  •
  One of the largest providers of occupational health services in the U.K.;

  •
  One of the largest providers of disability and long-term sick support services in the U.K.; and

  •
  An established provider of welfare-to-work services throughout all of our geographies, including the U.S., the U.K., Australia, Canada, Saudi Arabia and New Zealand.

        We also pursue selective acquisitions to enhance and expand our offerings or geographic presence.

  •
  In 2015, we acquired Acentia, LLC (Acentia), a provider of system modernization, software development, program management and other information technology services to the U.S. Federal Government.

  •
  In 2015, we acquired Remploy, a leading provider of disability employment services in the U.K.

  •
  In 2013, we acquired Health Management Limited, a leading provider of independent medical assessments in the U.K.

  •
  In 2012, we acquired Policy Studies, Inc., a provider of health and human services operations in the U.S.

        Much of our revenue is derived from long-term contractual arrangements with governments. Base contracts are typically three to five years and often have additional option periods, which provide good visibility in terms of predicting revenue. Most of our contracts are related to programs that are long-term in nature, such as Medicaid, Medicare, Social Security, the ACA and long-term employment support programs. Our client relationships are frequently decades long.

Our business segments

        The Company is organized and managed based on the services we provide.

        As our business changes, we revise our internal reporting and the manner in which our Chief Executive Officer operates and reviews the results of our business. This reporting forms the basis for our external reporting of our business segments. During the fourth quarter of fiscal year 2015, we revised our reporting structure to accommodate three business segments, adding a U.S. Federal Services Segment that comprises the work we perform for the U.S. Federal Government, as well as some U.S.-based appeals work. The businesses within this new segment were previously included within our Health Services Segment and include the results of the businesses acquired with Acentia in April 2015. We made these changes to our operations and internal reporting due to our acknowledgement that the U.S. Federal Government is a distinct customer with different procurement methods and regulations, the scale of our business with the U.S. Federal Government and the growth of our federal business from a primarily health-focused business to a broader business covering several federal agencies.

        For more information on our segment presentation, including comparative revenue, gross profit, operating profit, identifiable assets and related financial information for the 2015, 2014 and 2013 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K, which we incorporate by reference herein.

  Health Services Segment

        Our Health Services Segment generated 53% of our total revenue in fiscal year 2015.

        The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs. These programs include Medicaid, CHIP and the ACA in the U.S., Health Insurance BC (British Columbia) in Canada, and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K. The Segment's services help people access, navigate and use health benefit and other government programs. The Segment also helps governments engage with program recipients, while at the same time helping them to improve the efficiency, cost effectiveness, quality and accountability of their health and disability benefits programs.

        Our comprehensive administrative and program operations services for government health benefits programs include:

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

        Our independent health review services include:

  •
  Independent disability, long-term sick and other health assessments; and

  •
  Occupational health clinical assessments.

        Our consulting services include:

  •
  Medicaid Management Information System (MMIS) planning, oversight and consulting services; and

  •
  Specialized program consulting services.

        The Health Services Segment may experience seasonality due to transaction-based work, such as program open enrollment periods and activity related to contract life cycles. Most notably, the Segment may experience revenue and margin fluctuations associated with the ACA, which provides an open enrollment period that begins in our first fiscal quarter and extends into our second fiscal quarter. The exact dates may be subject to change by the U.S. Federal Government. During the first quarter of our fiscal year, reductions in working days due to holidays and vacations may also impact our sales and accounts receivable, but the effect is generally not significant.

  U.S. Federal Services Segment

        Our U.S. Federal Services Segment generated 24% of our total revenue in fiscal year 2015.

        The U.S. Federal Services Segment provides business process services and program management for large government programs, independent health review and appeals services for both the U.S. Federal Government and similar state-based programs and technology solutions for civilian federal programs.

        In this Segment, our comprehensive government program administration services include:

  •
  Centralized customer contact centers and support services;

  •
  Documents and records management; and

  •
  Case management, citizen engagement and consumer education.

        Our independent health review services include:

  •
  Independent medical reviews and worker's compensation benefit appeals;

  •
  Health benefit appeals; and

  •
  Eligibility appeals.

        Our technology solutions include:

  •
  Modernization of systems and IT infrastructure;

  •
  Infrastructure operations and support;

  •
  Software development, operations and management; and

  •
  Data analytics.

        The U.S. Federal Services Segment is not expected to experience seasonality related to its programs. However, it may experience fluctuations as a result of program maturity including lower revenue and profitability related to transaction or performance based-contracts during program start-up. Some of the contracts may also be structured as cost-reimbursable, which typically carry the lowest level of risk but also carry lower levels of operating margin.

  Human Services Segment

        Our Human Services Segment generated 23% of our total revenue in fiscal year 2015.

        The Human Services Segment provides national, state and local human services agencies with a variety of business process services and related consulting services for government programs. These programs include welfare-to-work, child support, higher education and K-12 special education. The Segment's services include:

  •
  Comprehensive welfare-to-work services to help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence, including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services;

  •
  Full and specialized child support case management services, customer contact center operations, and program and systems consulting services;

  •
  Management tools and professional consulting services for higher education institutions;

  •
  K-12 special education case management solutions;

  •
  Program consulting services, including independent verification and validation, cost allocation plans and other specialized consulting offerings; and

  •
  Tax credit and employer services.

        The Human Services Segment is not expected to experience seasonality related to its programs.

  Geographic Information

        We operate in the U.S., the U.K., Australia, Canada, Saudi Arabia and New Zealand. The distribution of revenue and assets across geographies are included in "Note 2. Business Segments" within Item 8 of this Annual Report on Form 10-K.

Market overview

        We expect that demand for our core offerings will continue to increase over the next few years. This is driven principally by macro trends such as new legislation, an increasing interest by governments to implement outcomes-based programs, austerity measures and increasing caseloads, as governments strive to deliver more services with fewer resources. Health and welfare reform initiatives have created increased demand for our services, a trend we expect to continue over the next several years. In addition, we believe there is an increasing propensity by certain governments to use public-private partnerships and seek help from firms like MAXIMUS as a means to run more effective and efficient programs. We believe that we remain well-positioned to benefit from this increasing demand.

        Demand for our services is contingent upon factors that affect governments, including:

  •
  The need for governments to deliver efficient, cost-effective services to program beneficiaries while meeting legal requirements and achieving programmatic goals and value for funds spent on social benefits programs;

  •
  The requirement of U.S. state governments to implement federal initiatives and qualify for federal matching funds;

  •
  The impact of continued budgetary pressures, which result in governments having to operate more programs with the same level of resources and/or implement cost-control measures;

  •
  The increased demand for social benefits programs as a result of rising caseloads and demographic trends in many developed countries; and

  •
  The need to improve business processes, push innovations, and update technology for public programs as governments seek outside sources of support to gain needed expertise or to address trends as more public workers become eligible for retirement.

        As a result, governments hire companies like MAXIMUS to help them deliver innovative, efficient and cost-effective services to beneficiaries on their behalf. We possess the knowledge and resources to operate government health and human programs efficiently and to engage with program beneficiaries, while maintaining the service levels and achieving the outcomes demanded by our clients. With the ability to balance resources with demand, we also offer the flexibility and scalability that governments do not always possess.

  Health Services Market Environment

        Over the past decade, health care costs have risen substantially, and this trend is expected to continue. For example, U.S. health care spending, among the highest of all industrialized countries, is increasing at a rate that outpaces inflation and national income growth. Stemming these costs, as well as improving quality and access to health care, is a major policy priority for governments. Governments seek efficient and cost-effective solutions to manage their public health programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.

        Outside the U.S., many governments are seeking partners to help them manage, administer or operate their social benefits programs. Countries like the U.K. are examining how public health relates to productivity, cost reduction and economic growth. The U.K. Government provides a range of social welfare benefits for people who are unable to work as a result of a disability, long-term illness or other health condition. For individuals with long-term sickness or disabilities, the government requires an independent health assessment provided by a vendor through the Health Assessment Advisory Service to determine an individual's level of benefits. For individuals with shorter-term health conditions, the Government requires an occupational health assessment and general health and work advice provided by a vendor partner through the Fit for Work Service to assist employees referred by employers and general practitioners with a wellness and return-to-work plan. We believe there is continued market demand to conduct independent assessments for participants in public benefit programs and to support employers and their employees through our commercial occupational health services.

        In the U.S., as a result of Medicaid expansion and the ACA, many states have made program changes. These changes have occurred most notably through benefit changes and the expansion of managed care to new populations that have historically been served through fee-for-service Medicaid or are now eligible for coverage through the new ACA health insurance exchanges.

        The ACA expanded access to health coverage primarily through insurance subsidies and Medicaid expansion. States are not required to expand their Medicaid programs, but the Congressional Budget Office estimates that most will expand coverage over the next several years. The Kaiser Family Foundation also estimates that 30 states and the District of Columbia have already expanded Medicaid. The ACA also extends CHIP through 2019, provides increased matching federal funds and guarantees funding through 2015. We currently serve as the administrative vendor for CHIP in six states.

        In 2015, certain states and the District of Columbia operated their own exchanges. Other states participate in a partnership model or have opted to use the federal exchange. We currently operate customer contact centers for the District of Columbia and five state-based exchanges, as well as a customer contact center as a subcontractor for the federal marketplace. In 2017, states will have access to the State Innovation Waivers, also known as the 1332 Waivers, which give states the most comprehensive and flexible framework for best using federal funding for their public health insurance programs. As a result, we believe that these waivers may create a more palatable path for additional states to contemplate a shift to a state-based exchange or partnership model over the coming years.

        We believe the current health market environment positions us to benefit from continued demand across all of our geographies from service areas such as operations program management and health assessments. Overall, we expect the underlying demand for our services to increase over the next several years.

  U.S. Federal Services Market Environment

        The U.S. federal market continues to see modest growth after several years of uncertainty due primarily to political struggles around the federal budget and the subsequent reduction of agency budgets. The overall 2016 federal budget for information technology (IT) spend is expected to grow by 1.8 percent while the projected budget for federal IT services shows 2 percent growth.

        Through our acquisition of Acentia, we are now a full-service provider of business process services and technology to the U.S. Federal Government. The acquisition also provided 12 new contract vehicles that give us the opportunity to bid on task orders that we were previously unable to bid as a prime contractor. We also have access to new federal agencies, as well as the ability to expand our current portfolio of work with agencies where both companies have existing relationships. Our expanded capabilities allow us to more comprehensively address many of the challenges faced by federal agencies today.

        While federal agency budgets still face fiscal pressures, we continue to see opportunities to apply our cost-effective and efficient solutions in the federal market. Federal agencies are tasked with cost-effectively managing programs at a time when changing demographics are leading to rising caseloads in many federal programs, such as Medicare where MAXIMUS provides conflict-free reviews of appeals.

        Many federal agencies must also address the maintenance of legacy systems—and the pressing need for infrastructure as IT modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are unsustainably expensive to operate in an environment that requires online agility and rapid response to new demands, requirements and global challenges. We are in a prime position to help agencies modernize and operate their mission-critical systems.

        The implementation of the ACA also continues to impact the federal landscape. The ACA requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. We are presently managing the eligibility appeals process for the Federally Facilitated Marketplace and we are one of the largest providers of evidence-based health insurance appeals to Medicare and 48 state agencies. Other key factors that will likely impact the U.S. federal market include a variety of political, economic, social and technological issues:

  •
  A focus on the citizen experience and citizen services, as well as digital services;

  •
  Legacy to modernization through case management;

  •
  Agencies moving from transformation initiatives to operations and maintenance;

  •
  Agencies seeking consolidation and shared services to achieve cost efficiencies;

  •
  Changes in the acquisition and contracting environment, including consolidation of GSA schedules; and

  •
  Limited program and procurement activity ahead of the November 2016 Presidential Election.

  Human Services Market Environment

        The Human Services market has experienced increased demand driven by the need for governments to reduce costs and improve efficiency of certain social benefits programs. The most dynamic portion of the market is in the welfare-to-work arena where governments worldwide seek program reform as an important component of comprehensive fiscal austerity measures. Certain governments are modeling new welfare reforms after established programs in Australia, the U.K. and the U.S. Variations of these models, with which we have a substantial amount of experience, knowledge and expertise, are being emulated around the world through public-private partnerships, with MAXIMUS being a leading provider. However, the re-engineering of well-established programs like these may take years to adapt to new program models from conceptualization to implementation.

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

        We provide comprehensive welfare-to-work case management services throughout the U.S., the U.K., Australia, Canada, Saudi Arabia and New Zealand. In Australia, we are one of the largest and highest rated welfare-to-work providers, with more than 250 locations nationwide. We also have an established presence in the U.K.'s welfare-to-work market and presently provide employment and job training services under the Work Programme, a key component of the coalition government's austerity plan to rein in costly benefits programs and reduce mounting debt.

        Through our acquisition of Remploy in the U.K., we have increased our presence in the disability employment services market where we support people with disabilities and health conditions into mainstream employment. We believe these services are transferrable to our other geographies and position us well for emerging trends in the disability services market.

        In addition to welfare reform, we have seen an increase in initiatives to use private firms for children's services, such as family maintenance and child support. We currently provide services to the Family Maintenance Enforcement Program in British Columbia, as well as several jurisdictions throughout the U.S., including Shelby County, Tennessee and Baltimore, Maryland, two of the largest child support privatization efforts in the nation.

        We believe ongoing reform initiatives and measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core services across multiple geographies.

Our growth strategy

        Our goal is to enable future growth by remaining a leading provider of BPS and consulting services to government agencies. The key components of our business growth strategy include the following:

        Pursue new business opportunities and expand our customer base.    With 40 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We seek to grow our businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients.

        Grow long-term, recurring revenue streams.    We seek to enter into long-term relationships with clients to meet their ongoing objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for customers and provide us with predictable recurring revenue streams. We believe an incumbent has a considerable advantage in recompetes and that customer relationships can last for decades.

        Pursue strategic acquisitions.    We will selectively identify and pursue strategic acquisitions. Acquisitions can provide us with a rapid and cost-effective method to enhance our services. This includes obtaining additional skill sets, increasing our access to contract vehicles, expanding our customer base, cross-selling additional services, enhancing our technical capabilities, and establishing or expanding our geographic presence.

        Continue to optimize our current operations to drive innovation and quality to customers.    We continue to seek efficiencies and optimize operations in order to achieve sustainable, profitable growth. We will continue to deliver quality BPS to government clients to improve the cost effectiveness, efficiency and scalability of their programs as they deal with rising demand and increasing caseloads.

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

        Focus on core health, U.S. federal civilian and human services business lines.    We have centered our core business offerings on delivering BPS to government health and human services agencies as well as to other civilian agencies within the U.S. Federal Government. Our market focus and established presence positions us to benefit from health care and welfare reform initiatives both in the U.S. and internationally.

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

        Proven track record, ability to deliver outcomes and exceptional brand recognition.    We assist governments in delivering cost-effective services to beneficiaries of government programs. We run large-scale program management operations on behalf of government agencies, improving the quality of services provided to their beneficiaries and achieving the necessary outcomes to help them cost-effectively meet their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.

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

        Intellectual property that supports the administration of government programs.    We have proprietary solutions to address client requirements in our market that are configurable or provide a platform that can be transferred to meet contractual needs. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable proven solutions. We also leverage software development methodology to shorten software development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. Management believes our extensive industry focus and expertise embedded in our systems and processes provide us with a competitive advantage.

        Flexibility and scalability.    We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in the most efficient and cost-effective manner.

        Financial strength.    We maintain a strong balance sheet, generate consistent annual cash flow, and have access to a $400 million revolving credit facility. We possess the financial strength to ensure clients can confidently trust us to safely operate their high-profile public health and human services programs.

        Focused portfolio of services.    We are one of the largest publicly traded companies that provides a portfolio of BPS specifically to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and non-profit organizations. This includes large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government agencies efficiently.

        Established presence outside the United States.    Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads, and contain costs. We have an established presence in the U.K., Australia, Canada, Saudi Arabia and New Zealand. Our international efforts are focused on delivering cost effective welfare-to-work and health benefits services to program participants on behalf of governments.

        Expertise in competitive bidding.    Government agencies typically award contracts through a comprehensive, complex and competitive request for proposals (RFP) and bidding process. Although the bidding criteria varies from contract to contract, we believe that typical contracts are awarded based upon a mix of technical solution and price. In some cases, governments award points for past performance tied to program outcomes. With more than 40 years of experience in responding to RFPs, we have the necessary experience and resources to navigate government procurement processes. We possess the expertise and experience to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.

Our clients

        Our primary customers are government agencies, with the majority at the national, provincial and state level and, to a lesser extent, some at the county and municipal level. In the U.S., even when our direct customers are state governments, a significant amount of our revenue is ultimately provided by the U.S. Federal Government in the form of cost-sharing arrangements with the states, such as is the case with Medicaid. In the year ended September 30, 2015, approximately 50% of our total revenue was derived from state government agencies, many of whose programs received significant federal funding, 22% from foreign government agencies, 20% from U.S. federal government agencies, and 8% from other sources including local municipalities and commercial customers.

        We were not significantly affected by the shut-down of the U.S. Federal Government in October 2013. Many of our federally funded health and human services programs are typically deemed essential, which means that a short-term shut-down would not be expected to cause significant disruption to these operations. With the acquisition of Acentia's business, our contract portfolio contains services that may be considered discretionary. Therefore, in the event of a shut-down, a portion of our U.S. Federal Services Segment may incur costs with no certainty of recovery. In all cases, an extended delay may affect certain government programs that rely upon federal funding and may also have an effect on our cash flows from operations if payments are delayed.

        For the year ended September 30, 2015, we derived approximately 20% of our consolidated revenue from contracts with the U.S. Federal Government, exclusively within our U.S. Federal Services Segment, and approximately 10% from the state of New York, exclusively within our Health Services Segment.

        We typically contract with government clients under four primary pricing arrangements: performance-based, cost-plus, fixed-price and time-and-materials. For the year ended September 30, 2015, 44% of our contracts were performance-based, 29% were cost-plus, 21% were fixed-price and 6% were time-and-materials.

        Generally, the relationships with our clients are long-term, multi-year contracts that are subject to option years and periodic rebids. See the "Backlog" section below for more details.

Competition

        The market for providing our services to government agencies is competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, market entry can be difficult for new or inexperienced firms. The complex nature of competitive bidding, the required investment in subject-matter expertise, repeatable processes and support infrastructure, and the need to achieve specific program outcomes creates barriers to entry for potential new competitors unfamiliar with the nature of government procurement.

        In the U.S., our primary competitors in the Health Services Segment are Xerox, HP, Automated Health Systems and Fanuel. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider. In the U.S. Federal Services Segment, our primary competitors in the BPS market are Serco, General Dynamics Information Technology and FCi. In the U.S. Federal Services Segment, our primary competitors in the technology sector tend to be IBM, Oracle, SRA and other federal contractors. Our primary competitors in the Human Services Segment vary according to specific business line, but are primarily specialized consulting service providers and local non-profit organizations.

        Outside of the U.S., our primary competitors in the Health Services Segment include Atos, Capita, Interserve, Virgin Care and Optum. Our primary competitors in the Human Services Segment include Serco; Ingeus, a Providence Service Company; Staffline; Shaw Trust; Sarina Russon; Advanced Placement Management; and other specialized private companies and non-profit organizations, such as The Salvation Army and Goodwill Industries. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of technical solution and price. In some cases, customers award points for past performance tied to program outcomes.

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

        Some legislative initiatives that have created new growth opportunities for MAXIMUS include:

        The Affordable Care Act (ACA).    In March 2010, the U.S. Federal Government enacted comprehensive health care reform, known as the ACA, to expand access to health coverage, protect consumer rights, control health care costs and improve the overall health care delivery system. In June 2012, the Supreme Court of the United States upheld the ACA while allowing states to opt out of the previously mandated Medicaid expansion. The law presents several opportunities for MAXIMUS. These include the operation of health insurance exchange operations; Medicaid expansion; the extension of CHIP; the integration of state eligibility processing for entitlement programs; new initiatives for long-term care that allow states more flexibility in Medicaid for home and community-based services; the expansion of independent medical appeals services and the Medicaid demonstration projects for the dual eligible population (people eligible for both Medicaid and Medicare).

        Children's Health Insurance Program Reauthorization Act (CHIPRA).    CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019 and funding has been extended through 2015, which is two additional years beyond the original CHIPRA. By expanding state options to find and enroll eligible children through "express lane eligibility" and "auto enrollment," CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states for the administration of CHIP programs. The advent of state and federal exchanges at the beginning of 2014 has increased participation of eligible children in CHIP.

        Shift to Medicaid Managed Care.    As Medicaid programs become larger, more complex and costly, states look to new models. Estimates from the Centers for Medicare & Medicaid Services (CMS) indicate that although the fee-for-service system covers less than half of the total Medicaid population, it accounts for more than 80% of all Medicaid spending. In response, several states have initiatives to reduce the current costs of Medicaid by moving different populations of beneficiaries from fixed-fee-for-service models to managed care, which represents new growth opportunities for MAXIMUS.

        Work Innovation and Opportunity Act (WIOA).    Signed into law in July 2014, WIOA replaces the Workforce Investment Act of 1998 and took effect on July 1, 2015. The law coordinates several core federal employment, training, education and literacy programs. It also requires states to strategically align their workforce development programs, with the option to include TANF (Temporary Assistance for Needy Families), to help job seekers access the necessary support services and to match employers with skilled workers they need to compete in the global economy. WIOA represents potential new opportunities for us to complement our existing TANF welfare-to-work operations in the U.S.

        U.K. Health Assessment Advisory Service (formerly known as the Health and Disability Assessment Service).    The Welfare Reform Act of 2007 replaced Incapacity Benefits with the Employment and Support Allowance and introduced the Work Capability Assessment (WCA). The WCA was designed to distinguish people who could not work due to health-related problems from people who were 'fit for work' or, with additional support, could eventually return to work. In 2010, the U.K. Government decided to reassess the 2.5 million people who had previously been determined to be eligible to receive Incapacity Benefits. The Government also decided that an independent health assessment provided by a vendor partner is the best method for the Government to determine the level of benefits for individuals with long-term sickness or disabilities. MAXIMUS has been providing assessments through the resulting HAAS on behalf of the Department for Work and Pensions (DWP) since March 2015.

        U.K. Fit for Work Service (formerly known as the Health and Work Service).    In 2011, the U.K. Government set up a review of the sickness absence system to help reduce the 140 million days lost to sickness absence every year. The review considered how the current sickness absence system could be changed to help people stay in work, reduce costs and contribute to economic growth. One of the outcomes of the study is the Fit for Work Service that provides occupational health assessments and general health and work advice to employees, employers and general practitioners to help people with a health condition to stay in or return to work. MAXIMUS has been operating the Fit for Work Service on behalf of DWP since August 2014.

        U.K. Work Programme.    The Work Programme is a government-sponsored welfare-to-work model that consolidates several existing employment programs into a single comprehensive back-to-work program in an effort to achieve higher quality, longer-term and sustainable employment outcomes for job seekers in the U.K. The Work Programme presented new opportunities for MAXIMUS and we have been delivering employment services throughout Thames Valley, Hampshire and the Isle of Wight and West London since June 2011 and North East Yorkshire and the Humber since February 2015.

Backlog

        At September 30, 2015, we estimate that we had approximately $4.6 billion of revenue in backlog. Backlog represents an estimate of the remaining future revenue from existing signed base contracts and revenue from contracts that have been formally awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts). Our backlog estimate does not assume any contract renewals or option period exercises.

        Increases in backlog result from the award of new contracts, the extension or renewal of existing contracts and the exercise of option periods. Reductions in backlog come from fulfilling contracts or the early termination of contracts. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume from which actual results may vary. The Company may modify its estimates related to performance-based contracts and as a result backlog from these contracts may increase or decrease based upon the information that management has at that time.

        Government contracts typically contain provisions permitting government customers to terminate contracts on short notice, with or without cause.

        We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2015 and 2014 was as follows:

	Backlog as of September 30,
	2015	2014
	(In millions)
Health Services	$2,320	$2,330
U.S. Federal Services	832	570
Human Services	1,448	900

Total	$4,600	$3,800

        Our BPS businesses typically involve contracts covering a number of years. Once contracts are signed, they typically take three to six months to begin generating revenue. At September 30, 2015, the average weighted life of these contracts was approximately 5 years, including option periods. Although the exercise of options is uncertain, we believe the incumbent contractor enjoys significant advantages and these options are exercised nearly 100% of the time. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 45% of the backlog balance to be realized as revenue in fiscal 2016 and, with the inclusion of anticipated option period renewals, to represent approximately 93% of current estimated 2016 revenue.

Employees

        As of September 30, 2015, we had approximately 17,000 employees, consisting of 9,300 employees in the Health Services Segment, 3,000 employees in our U.S. Federal Services Segment, 4,300 employees in the Human Services Segment and 400 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels.

        As of September 30, 2015, 414 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 402 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and 12 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire beginning in 2019 through 2020.

        As of September 30, 2015, 1,917 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.

        As of September 30, 2015, 732 of our employees in the United Kingdom were covered under four different collective bargaining agreements, each of which has different components and requirements. There are 170 employees covered by a collective bargaining agreement with the Union Public and Commercial Services, six employees covered by a collective bargaining agreement with the Union Prospect, and a total of 556 employees covered by a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.

        None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Other information

        MAXIMUS, Inc. is a Virginia Corporation, founded in 1975.

        Our principal executive offices are located at 1891 Metro Center Drive, Reston, Virginia, 20190. Our telephone number is 703-251-8500.

        Our website address is http://www.maximus.com. We make our website available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 1B.    Unresolved Staff Comments.

        Not applicable.

ITEM 2.    Properties.

        We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2015, we leased 114 offices in the United States totaling approximately 2.2 million square feet. In five countries outside the U.S., we leased 294 offices totaling approximately 1.1 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.

        We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.

ITEM 3.    Legal Proceedings.

        We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the United States Federal Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or disbarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by state, local and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business. These include but are not limited to, bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

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

	Price Range
	High	Low	Dividends
Year Ended September 30, 2015:
First Quarter	$55.97	$38.93	$0.045
Second Quarter	66.93	52.36	0.045
Third Quarter	69.04	61.90	0.045
Fourth Quarter	70.00	55.99	0.045
Year Ended September 30, 2014:
First Quarter	$50.55	$42.71	$0.045
Second Quarter	50.24	40.61	0.045
Third Quarter	46.48	40.27	0.045
Fourth Quarter	43.40	37.94	0.045

        As of October 30, 2015, there were 61 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 28,000 beneficial owners of our common stock.

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

        The following table sets forth information regarding repurchases of common stock that we made during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2015 - July 31, 2015	—	$—	—	$104,581
August 1, 2015 - August 31, 2015	643,797	60.13	643,797	182,004
September 1, 2015 - September 30, 2015(2)	417,265	60.68	222,900	168,568

Total	1,061,062	60.34	866,697

(1)
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

(2)
The total number of shares purchased in September 2015 includes 194,365 restricted stock units which vested in this month but which were utilized by the recipients to net-settle personal income tax obligations. The shares were not issued and a payment for this liability was made by us in October 2015.

Stock Performance Graph

        The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2010 to September 30, 2015, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of a peer group to our performance. The peer group is comprised of companies noted in our annual proxy statement as entities with whom we compete for executive talent. These companies are SAIC, Unisys, CACI International, ManTech International, CIBER and Sapient. The peer groups are weighted by market capitalization. This graph assumes the investment of $100 on September 30, 2010 in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer groups and assumes dividends are reinvested.

Notes:

A.
The lines represent index levels derived from compounded daily returns that include all dividends.

B.
The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.
If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.
The index level for all series was set to $100.00 on 09/30/2010.

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

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of operations data:
Revenue	$2,099,821	$1,700,912	$1,331,279	$1,050,145	$929,633
Operating income	259,832	225,308	185,155	127,334	122,401
Net income attributable to MAXIMUS	157,772	145,440	116,731	76,133	81,168
Basic earnings per share attributable to MAXIMUS	$2.37	$2.15	$1.71	$1.12	$1.18
Diluted earnings per share attributable to MAXIMUS	$2.35	$2.11	$1.67	$1.09	$1.14
Weighted average shares outstanding:
Basic	66,682	67,680	68,165	67,734	68,834
Diluted	67,275	69,087	69,893	69,611	71,062
Cash dividends per share of common stock	$0.18	$0.18	$0.18	$0.18	$0.15

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$74,672	$158,112	$125,617	$189,312	$172,950
Total assets	1,280,171	900,996	857,978	695,293	565,279
Debt	210,974	1,217	1,489	1,736	1,696
Total MAXIMUS shareholders' equity	612,378	555,962	529,508	451,106	374,457

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.

Business overview

        We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and New Zealand. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes and enhance the quality of services provided to program beneficiaries.

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

Significant recent acquisitions

        In April 2015, we acquired 100% of Acentia, LLC (Acentia), a provider of services to the U.S. Federal Government, and 70% of Remploy, a business providing services to the United Kingdom government. We believe both acquisitions will provide us with the ability to complement our existing services in their respective markets. These acquisitions have been integrated into our U.S. Federal Services and Human Services Segments, respectively.

        On July 1, 2013, we acquired Health Management Limited (HML), a leading provider of independent health assessments within the United Kingdom. We acquired HML in order to expand our independent medical assessment business and to strengthen the presence of our Health Services Segment in the United Kingdom.

Financial overview

        Our results for the three years ended September 30, 2015 have been driven by the following:

  •
  The acquisitions of Acentia, HML and Remploy, which have increased revenue and profit, as well as our working capital, goodwill and intangible asset balances;

  •
  New contracts in the United Kingdom, particularly the HAAS, which commenced in fiscal year 2015;

  •
  New contracts in the United States, particularly those related to the ACA, which resulted in growth in fiscal years 2014 and 2015;

  •
  Expansion to our existing work in Australia, offset by the initial costs of setting up this work and deferral of initial revenue received;

  •
  Additional growth, driven by new work and the expansion of existing contracts;

  •
  Increased investment in our capital infrastructure, which has increased our operating costs, fixed asset balance and depreciation charges;

  •
  Detrimental movement in foreign currencies which has resulted in reduced revenues and profits recorded by our international businesses; and

  •
  Borrowings on our credit facilities, which have resulted in interest expense.

International businesses

        We operate in international locations and, accordingly, we also transact business in currencies other than the United States Dollar, principally the British Pound, the Australian Dollar, the Canadian Dollar, the Saudi Arabian Riyal and the New Zealand Dollar. During the year ended September 30, 2015, we earned approximately 26% and 10% of revenue and operating income, respectively, from our foreign subsidiaries. At September 30, 2015, approximately 28% of our assets are held by foreign subsidiaries. International business exposes us to certain risks.

  •
  International tax rules may limit the use of cash in other parts of the business without increasing significant additional tax expense or withholding. We mitigate this risk by maintaining sufficient capital outside the United States to support the short-term and long-term capital requirements of the businesses. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure.

  •
  We are subject to exposure from foreign currency fluctuations. Our foreign subsidiaries typically incur costs in the same currency as they earn revenue, thus limiting our exposure to unexpected currency fluctuations. The operations of the U.S. business do not depend upon cash flows from foreign subsidiaries. However, declines in the relevant strength of foreign currencies against the U.S. Dollar will affect our revenue mix, profit margin and tax rate.

Summary of consolidated results

        The following table sets forth, for the fiscal year ends indicated, selected statements of operations data:

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands, except per share data)
Revenue	$2,099,821	$1,700,912	$1,331,279
Gross profit	512,717	452,123	386,033
Gross profit margin	24.4%	26.6%	29.0%
Selling, general and administrative expense	238,792	220,925	193,827
Selling, general and administrative expense as a percentage of revenue	11.4%	13.0%	14.6%
Amortization of intangible assets	9,348	5,890	4,883
Acquisition-related expenses	4,745	—	2,168
Operating income	259,832	225,308	185,155
Operating income margin	12.4%	13.2%	13.9%
Interest expense	1,398	—	—
Other income, net	1,385	2,061	3,867
Income before income taxes	259,819	227,369	189,022
Provision for income taxes	99,770	81,973	71,673
Effective tax rate	38.4%	36.1%	37.9%
Net income	160,049	145,396	117,349
Income/(loss) attributable to noncontrolling interests	2,277	(44)	618
Net income attributable to MAXIMUS	$157,772	$145,440	$116,731
Basic earnings per share attributable to MAXIMUS	$2.37	$2.15	$1.71
Diluted earnings per share attributable to MAXIMUS	$2.35	$2.11	$1.67

        To assist our presentation of the financial statements, we also include the following performance indicators. These items are considered "non-GAAP" numbers. We have also included at the end of this section details on our use of these performance indicators and reconciliations to their respective Generally Accepted Accounting Principles (GAAP) numbers.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands, except per share data)
Adjusted diluted earnings per share attributable to MAXIMUS	$2.39	$2.11	$1.59
Earnings Before Interest, Taxes and Amortization (EBITA)	$289,545	$248,766	$206,343
Earnings Before Interest, Taxes Depreciation and Amortization (EBITDA)	336,394	291,544	237,276
Adjusted EBITDA	336,394	291,544	226,376

        The following provides an overview of the significant elements of our Consolidated Statements of Operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail. Our business sections have been updated in fiscal year 2015. Please refer to Note 2. Business segments in Item 8 of this Annual Report on Form 10-K.

  Fiscal year 2015 compared to fiscal year 2014

        Revenue increased 23% to $2,099.8 million. Much of the growth was organic, particularly in the Health Services Segment, supplemented with acquired growth from Acentia and Remploy. During fiscal year 2015, the United States Dollar gained in strength against the Australian Dollar and Canadian Dollar and, accordingly, we received lower revenues than would have been the case if currency rates had remained stable.

	Dollars in Thousands	Percentage change
Revenue for fiscal year 2014	$1,700,912
Organic revenue growth	317,653	18.7%
Acquired revenue from Acentia and Remploy	141,036	8.3%
Currency effect compared to fiscal year 2014	(59,780)	(3.5)%

Revenue for fiscal year 2015	$2,099,821	23.5%

        Gross profit increased 13% to $512.7 million, representing a profit margin of 24.4% compared to 26.6% in the prior year. This decline in gross margin has been driven by several factors.

  •
  Our federal appeals business has declined year-over-year to a normal profit margin, driven by changes in related legislation.

  •
  With the acquisition of Acentia, a greater share of our customer portfolio earns income from cost-plus or time-and-materials contracts. These contracts typically offer lower margins in return for lower risk.

  •
  The HAAS contract in the United Kingdom has received reduced performance incentives as we encounter challenges in recruiting and retaining trained healthcare professionals.

  •
  We have several contracts in 2015 in start-up. We typically see lower margins in the early stages of a contract.

        Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, intangible amortization, legal expenses and the costs of business combinations. Our SG&A as a percentage of revenue has declined between fiscal years 2014 to 2015, as the revenue growth of the business overall exceeded that of our administrative cost base. In addition, our management cash bonus plan was reduced in fiscal year 2015 compared to fiscal year 2014.

        Acquisition-related expenses are costs directly incurred from the purchases of Acentia and Remploy in 2015 and HML in 2013, as well as any unsuccessful transactions.

        Operating income increased 15% to $259.8 million, which is 12.4% of revenue. This growth was driven by organic growth and the acquisitions of Acentia and Remploy, partially offset by currency headwinds. The operating profit margin decline has been driven by the same factors as the operating profit decline, as well as increases in costs related to acquisitions and intangible asset amortization.

        In fiscal year 2015, we used a combination of borrowings from our revolving credit facility and cash to fund the acquisition of Acentia as well as other strategic and working capital requirements. As a consequence, we have recorded interest expense in fiscal year 2015.

        Our tax rate for fiscal year 2015 was 38.4%, compared to 36.1% in 2014. Our tax rate has increased due to a greater share of our income coming from the United States, particularly with the growth of our U.S. Federal Services Segment. In addition, our fiscal year 2014 tax rate received the benefit of the utilization of additional employment-related tax credits in fiscal year, the utilization of a tax net operating loss in Canada which had previously been fully reserved, and a benefit to our state taxes for the difference between the estimates in fiscal year 2013 to the tax returns filed in the fourth quarter of fiscal year 2014. For fiscal year 2016, the Company is anticipating a tax rate between 37% and 39%.

  Fiscal year 2014 compared to fiscal year 2013

        Revenue increased 28% to $1,701 million. Much of the growth was organic, particularly in the Health Services and U.S. Federal Services Segments, supplemented with acquired growth from HML. In fiscal year 2013, we terminated a contract which had been acquired as part of the PSI acquisition, resulting in a one-time benefit of $16.0 million to revenue, $10.9 million to pre-tax profit and $0.09 to diluted earnings per share. This contract was in the Human Services Segment.

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

        Operating income increased 22% to $225.3 million representing a profit margin of 13.2% for the year ended September 30, 2014, compared to 13.9% in the prior year. This growth was principally driven by new work tied to the ACA in our Health and U.S. Federal Services Segments.

        Interest and other income declined due to decreases in our international cash balances, which generated the majority of our interest income. These funds were used to acquire HML in fiscal year 2013.

        Our tax rate for fiscal year 2014 was 36.1%, compared to 37.9% in 2013. This decline was caused by the utilization of significant additional employment-related tax credits in fiscal year, the utilization of a tax net operating loss in Canada which had previously been fully reserved, and a benefit to our state taxes for the difference between the estimates in fiscal year 2013 to the tax returns filed in the fourth quarter of fiscal year 2014.

Health Services Segment

        The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program and the Affordable Care Act in the U.S., Health Insurance BC (British Columbia) in Canada and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Revenue	$1,109,238	$906,650	$691,565
Gross profit	254,108	213,728	172,336
Operating income	154,293	115,556	89,205
Gross profit margin	22.9%	23.6%	24.9%
Operating profit margin	13.9%	12.7%	12.9%

  Fiscal year 2015 versus fiscal year 2014

        Revenue increased by 22% to $1,109.2 million. Gross profit increased by 19% and operating profit increased by 34%.

        The results for the Segment were driven by new work, including HAAS, and the expansion of existing contracts.

	Dollars in Thousands	Percentage change
Revenue for fiscal year 2014	$906,650
Organic revenue growth	225,285	24.8%
Currency effect compared to fiscal year 2014	(22,697)	(2.5)%

Revenue for fiscal year 2015	$1,109,238	22.3%

        Our gross profit margin declined year-over-year driven primarily by the HAAS contract. This contract, which commenced in fiscal year 2015, has experienced challenges in the recruitment and retention of healthcare professionals. These difficulties, in turn, have resulted in reduced fees from performance incentives in this contract. This detriment was offset by accretive new work and improvements in the performance of an unprofitable contract acquired with PSI and launched in fiscal year 2014.

        Our operating profit margin improved, as the increase in revenue did not result in an associated increase in the size of SG&A expenses, due to benefits of scale and a decline in the management cash bonus plan.

        Our performance in fiscal year 2016 will be significantly affected by our ability to address issues related to the HAAS contract, as well as successfully executing other new contracts.

  Fiscal year 2014 versus fiscal year 2013

        Revenue increased by 31% to $906.7 million. Gross profit increased by 24% and operating profit increased by 30%.

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

        Gross and operating profit margins were lower than in prior years driven by:

  •
  Contract start-up activity in late fiscal year 2014, related to the U.K. Health and Work Service (Fit for Work); and

  •
  The launch, during fiscal year 2014, of an unprofitable contract which had been acquired with PSI.

U.S. Federal Services Segment

        The U.S. Federal Services Segment provides business process solutions, system development, software development and program management for various civilian U.S. federal programs.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Revenue	$502,484	$341,840	$167,258
Gross profit	118,646	110,793	73,694
Operating income	59,394	63,098	42,566
Gross profit margin	23.6%	32.4%	44.1%
Operating profit margin	11.8%	18.5%	25.4%

  Fiscal year 2015 versus fiscal year 2014

        Revenue increased by 47% to $502.5 million. Gross profit increased by 7.1% and operating profit decreased by 5.9%.

        Revenue was both organic and acquired, with the Acentia business being integrated into this Segment. These increases were offset by an expected decline in our Medicare Appeals business.

	Dollars in Thousands	Percentage change
Revenue for fiscal year 2014	$341,840
Organic revenue growth	56,649	16.6%
Acquired revenue from Acentia	103,995	30.4%

Revenue for fiscal year 2015	$502,484	47.0%

        Our profit margins have declined year-over-year due to the anticipated decline in Medicare appeals volumes, which were highly accretive. The addition of Acentia's businesses to our portfolio has also reduced our margins as they have a higher level of cost-plus work, which typically experiences lower margins.

        For fiscal year 2016, we are anticipating margin improvement from our Department of Education contract, but overall margins will be closer to those in fiscal year 2015 than those of earlier years.

  Fiscal year 2014 versus fiscal year 2013

        Revenue doubled to $341.8 million. Gross profit increased by 50% and operating profit increased by 48%.

        The results for the Segment were driven by growth in the ACA-related business. Our ACA-related work in this Segment has typically been cost-plus work and, accordingly, experienced lower margins than other contracts within the U.S. Federal Services Segment.

Human Services Segment

        The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. About 62% of our revenue in this Segment is earned in foreign jurisdictions.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Revenue	$488,099	$452,422	$472,456
Gross profit	139,963	127,602	140,003
Operating income	60,244	53,158	61,033
Gross profit margin	28.7%	28.2%	29.6%
Operating profit margin	12.3%	11.7%	12.9%

  Fiscal year 2015 versus fiscal year 2014

        Revenue increased 7.9% to $488.1 million. Gross profit increased by 9.7% and operating profit increased by 13.3%. Revenue movement was driven by:

  •
  Organic growth in all our markets;

  •
  Acquired growth from Remploy; and

  •
  The detrimental effect of foreign currency exchange rates.

	Dollars in Thousands	Percentage change
Revenue for fiscal year 2014	$452,422
Organic revenue growth	35,719	7.9%
Acquired revenue from Remploy	37,041	8.2%
Currency effect compared to fiscal year 2014	(37,083)	(8.2)%

Revenue for fiscal year 2015	$488,099	7.9%

        Our operating margin increased due to strong performance in our North American operations and Remploy.

        In July 2015, we commenced work under a new Australian welfare-to-work contract which expanded our existing workload. The structure of the reimbursement for this work and the costs of expanding the operations resulted in additional costs and deferral of revenue in this period, which reduced our gross and operating profit margins. In fiscal year 2016, we anticipate that this contract will be fully ramped-up.

  Fiscal year 2014 versus fiscal year 2013

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

	Results for Human Services Segment for year ended September 30, 2013
	Revenue	Gross profit	Operating profit
	(dollars in thousands)
As reported	$472,456	$140,003	$61,033
Effect of terminated contract	(16,035)	(10,900)	(10,900)

Results excluding the effect of the terminated contract	$456,421	$129,103	$50,133

Profit margins excluding the effect of the terminated contract.		28.3%	11.0%

        Revenue for fiscal year 2014 totaled $452.4 million and was comparable to the same period in the prior year, excluding the terminated contract noted above. Fiscal year 2014 revenue was reduced by approximately $11.0 million by currency fluctuations and was adversely affected by the completion of a large fixed-price contract which came to an end in early 2014.

Liquidity and capital resources

        In April 2015, we used $225 million from our revolving credit facility to acquire Acentia, with the balance of the payment being made up with available cash in the U.S. In addition, we have made short-term borrowings as required to cover our immediate working capital requirements. Other outlays, including working capital, capital expenditure, the acquisition of Remploy, repurchases of shares and cash dividends have been funded from our operating cash flows. At September 30, 2015, we had outstanding borrowings of $209.7 million under the credit facility.

        Our operating cash inflows are typically driven by our contracts and influenced by payment terms in contracts. For many contracts, including two new projects in the U.K., we are reimbursed up front for the costs of our start-up operations. Although there may be a gap between incurring costs and receiving this reimbursement, we have sufficient funds to cover these costs. Other factors that may cause delays in our realization of customer receipts include customer payments based upon delivering outcomes, which may not correspond with the costs incurred to achieve these outcomes, and short-term payment delays where government budgets are constrained.

        Days sales outstanding, or DSO, is a measure of how efficiently we manage the billing and collection of our receivable balances. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. DSO was 67 as of September 30, 2015, compared to 64 as of September 30, 2014. Our DSO remains within our stated target range of 65 to 80 days.

        Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations over the course of the next two years should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.

        At September 30, 2015, our foreign subsidiaries held 80% of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.

        The following table provides a summary of our cash flow information for the three years ended September 30, 2015.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$206,217	$213,600	$120,938
Investing activities	(393,872)	(49,389)	(129,833)
Financing activities	111,115	(127,144)	(41,862)
Effect of exchange rates on cash and cash equivalents	(6,900)	(4,572)	(12,938)

Net (decrease)/increase in cash and cash equivalents	$(83,440)	$32,495	$(63,695)

        Cash provided by operating activities for the years ended September 30, 2015, 2014 and 2013 was $206.2 million, $213.6 million and $120.9 million, respectively. Cash provided by operating activities is driven by changes in our operating income, as well as changes in our working capital and the timing of cash receipts from customers and payments to tax authorities. In fiscal year 2013, we ended the year with a significant number of new contracts, particularly those related to the ACA. As is often the case with new contracts, delays in billings and collections resulted in operating cash flows significantly lower than might have been expected, which were then recovered in fiscal year 2014. DSO at September 30, 2014 was 64 days, compared with 69 days at September 30, 2013. These five days accounted for approximately $24 million of cash flow benefit in fiscal year 2014. DSO at September 30, 2015 was 67 days, the increase of three days resulting in approximately $19 million of reduced cash flows in fiscal year 2015.

        Cash used in investing activities includes net cash outflows related to acquisitions of businesses of $289.2 million, $2.7 million and $68.1 million in fiscal years 2015, 2014 and 2013, respectively. These cash flows principally relate to the acquisitions of Acentia, Remploy and HML. In addition, the Company made significant investments in fiscal year 2015 to improve our IT infrastructure in the U.S. as well as project specific capital build outs in the U.K. and Australia. We expect that capital expenditures will be significantly lower in fiscal year 2016.

        On April 1, 2015, we borrowed $225 million in connection with the acquisition of Acentia. During the third and fourth fiscal quarters, we have repaid $15.3 million, resulting in net borrowings under our revolving credit facility of $209.7 million. We had $189.5 million available to borrow as of September 30, 2015. We believe this will be sufficient to cover our operating and other cash requirements.

        In addition, we purchased $82.8 million, $111.1 million and $33.3 million of our own common stock in fiscal 2015, 2014 and 2013, respectively. We have repurchased 5.3 million shares over these three years and, at September 30, 2015, we had $168.6 million available for future repurchases under a plan approved by our Board of Directors. This is in addition to our existing dividend, which has provided payments of approximately $12 million per year. Both our share repurchases and cash dividends are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. During the first quarter of fiscal year 2016 through November 16, 2015, we acquired an additional 0.3 million shares at a cost of $14.4 million. Based upon our shares repurchased and our expectations for future purchases, we are anticipating that our diluted number of shares for fiscal year 2016 will be approximately 66.2 million. In addition, we declared a dividend of $0.045 per common share which will be paid on November 30, 2015 to shareholders of record on November 13, 2015. Based on the number of shares outstanding, the payment will be approximately $2.9 million.

        The detrimental effect of exchange rates on cash and cash equivalents of $6.9 million in the 2015 fiscal year primarily reflects the strengthening of the United States Dollar against the Australian Dollar and Canadian Dollar.

        To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Cash provided by operating activities	$206,217	$213,600	$120,938
Purchases of property and equipment	(98,994)	(36,262)	(43,580)
Capitalized software costs	(6,155)	(10,886)	(18,596)

Free cash flow	$101,068	$166,452	$58,762

Obligations and commitments

        The following table summarizes our contractual obligations at September 30, 2015 that require the Company to make future cash payments (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(Dollars in thousands)
Operating leases	$221,777	$70,892	$97,768	$48,198	$4,919
Debt(1)	222,455	2,918	5,540	213,768	229
Deferred compensation plan liabilities(2)	21,596	961	1,743	1,172	17,720

Total(3)	$465,828	$74,771	$105,051	$263,138	$22,868

(1)
Interest included in debt was $11.4 million, $2.5 million, $5.1 million, $3.8 million and zero for the total, less than one year, one to three years, three to five years and more than five years, respectively. These include interest payments that would be made on our revolving credit facility if the current balance and borrowing rate were to continue to prevail.

(2)
Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. However, early withdrawal is permitted for certain conditions, including employee hardship or termination, which may accelerate the payment of these liabilities.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2015, we are unable to reasonably estimate settlements with taxing authorities. The above table does not reflect unrecognized income tax benefits of approximately $1.0 million, of which approximately $0.5 million is related interest and penalties. See "Note 15. Income taxes" of the Consolidated Financial Statements for a further discussion on income taxes.

The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration. As part of the acquisition arrangement for DeltaWare Systems, Inc., which was acquired in fiscal year 2010, we agreed to pay up to $4.0 million (Canadian) in the event that certain sales targets are reached up to 2016. At present, we have reduced our accrual to zero based upon a probability-weighted assessment of our likely payments under this arrangement. At this time, no sales arrangements have been entered into which would require a payment to be made. See "Note 5." of the Consolidated Financial Statements for additional information.

Off-balance sheet arrangements

        Other than our operating lease commitments, we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. We have significant operating lease commitments for office space; those commitments are generally tied to the period of performance under related contracts. Although on certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions. We utilize interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.

Effects of inflation

        As measured by revenue, approximately 29% of our business in fiscal year 2015 was conducted under cost-reimbursable pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 6% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are typically priced to mitigate the risk of our business being adversely affected by inflation.

Critical accounting policies and estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the amounts reported. We consider the accounting policies below to be the most important to our financial position and results of operations either because of the significance of the financial statement item or because of the need to use significant judgment in recording the balance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are summarized in Note 1 of the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

        Revenue Recognition.    We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.

        Approximately 29% of our business is derived from cost-plus pricing arrangements. Revenue on cost-plus contracts is recognized based on costs incurred plus the negotiated fee earned. For certain arrangements, the nature and allocation of costs incurred is subject to judgment and differing amounts could be recorded if underlying assumptions or estimates were to change. The Company closely monitors its methodology for recording cost-plus revenue and incorporates the results of client audits where applicable to refine these estimates. Changes in estimates may result in significant changes to revenue.

        On certain performance-based arrangements, our payments for transactions performed may decline over the life of the contract. Where this occurs, we must identify whether the lower future payments represent a discount which is both significant and incremental. Where a discount is considered significant and incremental, we recognize revenue for each transaction on an estimated average effective rate. As this estimate is based upon future volume of transactions, changes to these anticipated volumes may result in changes to our revenue.

        Prior to fiscal year 2014, we had some fixed-price contracts, primarily systems design, development and implementation, where we recognized revenue based upon costs incurred to date and our anticipated gross profit. The cumulative impact of any revisions in estimated revenue and costs was recognized in the period in which the facts that give rise to the revision become known. Such contracts required a number of estimates including the timing of future work to be performed, the future costs of labor and materials and, where considered to be estimable and probable, adjustments to revenue from change orders or contract incentives. This work is no longer a significant part of our business.

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

        Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in identifying our reporting units, appropriately allocating goodwill to these reporting units and assessing the fair value of these reporting units. At July 1, 2015, the Company performed the annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.

        Long-Lived Assets (Excluding Goodwill).    The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Examples of indicators include projects performing less well than anticipated or making losses or an identified risk of a contract termination. Where a potential risk is identified, our review is based on our projection of the undiscounted future operating cash flows of the related customer project. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount of the related assets (the asset group), we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. Judgment is required in identifying the indicators of impairment, in identifying the asset group and in estimating the future cash flows.

        No impairment charges were recorded in the three years ending September 30, 2015. During the year ended September 30, 2015, the Company performed assessments on two sets of long-lived assets with carrying values of $17.2 million and $12.8 million, respectively. Although no impairment was identified at this time, both asset groups have lives in excess of three years and will most likely continue to be reviewed quarterly for asset impairment over their remaining lives.

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

Non-GAAP and other measures

        We utilize non-GAAP measures where we believe it will assist the user of our financial statements in understanding our business.

        We provide organic revenue growth as a useful basis for assessing the performance of the business excluding the effect of transactions. To calculate this, we compare current year revenue excluding acquisitions to prior year revenue.

        We provide constant currency revenue movement as a useful basis for assessing the performance of the business excluding the effect of foreign exchange fluctuations. To calculate this, we determine the current year's revenue for all foreign businesses using the exchange rates in the prior year.

        We provide free cash flow information as a useful basis for investors to compare our performance across periods or against our competitors. Free cash flow shows the effects of the Company's operations and routine capital expenditure and excludes the cash flow effects of acquisitions, share repurchases, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operating activities.

        We provide days sales outstanding, or DSO, as a measure of how efficiently we manage the billing and collection of our receivable balances. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days.

        We have provided an analysis of revenue, gross profit and operating profit excluding a single contract which was terminated in fiscal year 2013. We believe this provides a useful basis for understanding the performance of our business year-over-year. We have provided a reconciliation of these balances to their respective GAAP numbers.

        We have provided adjusted diluted earnings per share. Adjusted diluted earnings per share shows our diluted earnings per share excluding the effects of acquisition expenses and the termination of the contract noted above. We believe that this provides a useful basis for understanding the performance of our business excluding the effects of unusual transaction costs. We have provided a reconciliation from diluted earnings per share to adjusted diluted earnings per share below.

	Year ended September 30,
	2015	2014	2013
	(dollars in thousands)
Diluted earnings per share attributable to MAXIMUS	$2.35	$2.11	$1.67
Acquisition-related expenses	0.04	—	0.01
Terminated contract	—	—	(0.09)

Adjusted diluted earnings per share attributable to MAXIMUS	$2.39	$2.11	$1.59

        We have provided EBITDA and EBITA, as well as their respective margins. EBITDA and EBITA are measures of our performance excluding the effects of taxes, interest expense, amortization and depreciation. We believe that these measures provide a useful basis for assessing the performance of our business excluding the effects of changes in taxation rates, interest rates, cash borrowings, acquisition-related expenses, amortization of intangible assets and fluctuations in capital expenditures. In addition, our calculation of EBITDA is consistent with the calculation utilized to determine our compliance with the conditions of our Credit Facility, as well as our borrowing rate and the level of security we provide to our lenders. To assist in understanding trends in our underlying business, we have also calculated EBITDA excluding the effect of the terminated contract noted above, resulting in an "Adjusted EBITDA." We have provided a reconciliation from net income to EBITA, EBITDA and Adjusted EBITDA as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Net income attributable to MAXIMUS	$157,772	$145,440	$116,731
Interest expense/(income)	673	(1,815)	(3,667)
Provision for income taxes	99,770	81,973	71,673
Amortization of intangible assets	9,348	5,890	4,883
Stock compensation expense	17,237	17,278	14,555
Acquisition-related expenses	4,745	—	2,168

EBITA	289,545	248,766	206,343
Depreciation and amortization of property, plant, equipment and capitalized software	46,849	42,778	30,933

EBITDA	336,394	291,544	237,276
Effect of terminated contract	—	—	(10,900)

Adjusted EBITDA	$336,394	$291,544	$226,376

        The presentation of these non-GAAP numbers is not meant to be considered in isolation, nor as alternatives to revenue growth, cash flows from operating activities or net income as measures of performance. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.

        We are exposed to market rate risk relating to interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At September 30, 2015, we had borrowings under our credit facility of $209.7 million and we had an interest rate swap agreement fixing a notional $53.3 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at September 30, 2015 was 0.19%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.3 million.

        We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia, Canada and New Zealand. At September 30, 2015, we held net assets in functional currencies other than the U.S. Dollar of $190.3 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $19.0 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.

ITEM 8.    Financial Statements and Supplementary Data.

        The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
MAXIMUS, Inc.

        We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia November 16, 2015

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year ended September 30,
	2015	2014	2013
Revenue	$2,099,821	$1,700,912	$1,331,279
Cost of revenue	1,587,104	1,248,789	945,246

Gross profit	512,717	452,123	386,033
Selling, general and administrative expenses	238,792	220,925	193,827
Amortization of intangible assets	9,348	5,890	4,883
Acquisition-related expenses	4,745	—	2,168

Operating income	259,832	225,308	185,155
Interest expense	1,398	—	—
Other income, net	1,385	2,061	3,867

Income before income taxes	259,819	227,369	189,022
Provision for income taxes	99,770	81,973	71,673

Net income	160,049	145,396	117,349
Income/(loss) attributable to noncontrolling interests	2,277	(44)	618

Net income attributable to MAXIMUS	$157,772	$145,440	$116,731

Basic earnings per share attributable to MAXIMUS	$2.37	$2.15	$1.71

Diluted earnings per share attributable to MAXIMUS	$2.35	$2.11	$1.67

Dividends per share	$0.18	$0.18	$0.18

Weighted average shares outstanding:
Basic	66,682	67,680	68,165

Diluted	67,275	69,087	69,893

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Year ended September 30,
	2015	2014	2013
Net income	$160,049	$145,396	$117,349
Foreign currency translation adjustments	(22,570)	(7,757)	(12,253)
Interest rate hedge, net of income taxes of $16, $— and $—	(25)	—	—

Comprehensive income	137,454	137,639	105,096
Comprehensive income/(loss) attributable to noncontrolling interests	2,277	(44)	618

Comprehensive income attributable to MAXIMUS	$135,177	$137,683	$104,478

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$74,672	$158,112
Accounts receivable—billed and billable, net	396,177	263,011
Accounts receivable—unbilled	30,929	26,556
Deferred income taxes	18,992	28,108
Prepaid expenses and other current assets	60,129	56,673

Total current assets	580,899	532,460
Property and equipment, net	137,830	80,246
Capitalized software, net	32,483	39,734
Goodwill	376,302	170,626
Intangible assets, net	102,358	39,239
Deferred contract costs, net	19,126	12,046
Deferred compensation plan assets	19,310	17,126
Other assets	11,863	9,519

Total assets	$1,280,171	$900,996

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$155,411	$103,181
Accrued compensation and benefits	99,700	94,137
Deferred revenue	77,642	55,878
Income taxes payable	11,709	4,693
Long-term debt, current portion	356	157
Other liabilities	11,562	7,275

Total current liabilities	356,380	265,321
Deferred revenue, less current portion	52,954	32,257
Deferred income taxes	15,159	21,383
Long-term debt	210,618	1,060
Deferred compensation plan liabilities, less current portion	20,635	18,768
Other liabilities	8,726	6,022

Total liabilities	664,472	344,811

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 65,437 and 66,613 shares issued and outstanding at September 30, 2015 and 2014, at stated amount, respectively	446,132	429,857
Accumulated other comprehensive income	(22,365)	230
Retained earnings	188,611	125,875

Total MAXIMUS shareholders' equity	612,378	555,962
Noncontrolling interests	3,321	223

Total equity	615,699	556,185

Total liabilities and equity	$1,280,171	$900,996

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$160,049	$145,396	$117,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and capitalized software	46,849	42,778	30,933
Amortization of intangible assets	9,348	5,890	4,883
Deferred income taxes	807	2,898	2,396
Stock compensation expense	17,237	17,278	14,555
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable—billed and billable	(103,774)	(144)	(87,999)
Accounts receivable—unbilled	(911)	2,056	(14,998)
Prepaid expenses and other current assets	(6,475)	(2,540)	(2,492)
Deferred contract costs	(7,245)	2,254	(5,073)
Accounts payable and accrued liabilities	44,351	(2,928)	31,453
Accrued compensation and benefits	(3,157)	12,277	21,308
Deferred revenue	47,948	2,841	6,304
Income taxes	9,134	(10,974)	2,034
Other assets and liabilities	(7,944)	(3,482)	285

Cash provided by operating activities	206,217	213,600	120,938

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(289,212)	(2,670)	(68,055)
Purchases of property and equipment	(98,994)	(36,262)	(43,580)
Capitalized software costs	(6,155)	(10,886)	(18,596)
Proceeds from note receivable	489	429	398

Cash used in investing activities	(393,872)	(49,389)	(129,833)

Cash flows from financing activities:
Cash dividends paid	(11,927)	(12,187)	(12,272)
Repurchases of common stock	(82,787)	(111,141)	(33,287)
Stock compensation tax benefit	9,474	9,665	10,569
Tax withholding related to RSU vesting	(12,451)	(14,681)	(8,868)
Stock option exercises	868	1,362	2,168
Issuance of debt	330,993	15,000	—
Repayment of debt	(121,611)	(15,162)	(172)
Costs for expansion of credit facility	(1,444)	—	—

Cash provided by/(used in) financing activities	111,115	(127,144)	(41,862)

Effect of exchange rate changes on cash	(6,900)	(4,572)	(12,938)

Net (decrease) increase in cash and cash equivalents	(83,440)	32,495	(63,695)
Cash and cash equivalents, beginning of period	158,112	125,617	189,312

Cash and cash equivalents, end of period	$74,672	$158,112	$125,617

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2012	67,971	$395,967	$20,240	$34,899	$(351)	$450,755
Net income	—	—	—	116,731	618	117,349
Foreign currency translation	—	—	(12,253)	—	—	(12,253)
Cash dividends	—	—	—	(12,272)	—	(12,272)
Dividends on RSUs	—	583	—	(583)	—	—
Repurchases of common stock	(974)	—	—	(32,525)	—	(32,525)
Stock compensation expense	—	14,555	—	—	—	14,555
Stock compensation tax benefit	—	10,569	—	—	—	10,569
Common stock issued pursuant to acquisition of HML	203	6,425	—	—	—	6,425
Tax withholding related to RSU vesting	—	(14,996)	—	—	—	(14,996)
Stock option exercises and RSU releases	1,325	2,168	—	—	—	2,168

Balance at September 30, 2013	68,525	415,271	7,987	106,250	267	529,775
Net income	—	—	—	145,440	(44)	145,396
Foreign currency translation	—	—	(7,757)	—	—	(7,757)
Cash dividends	—	—	—	(12,187)	—	(12,187)
Dividends on RSUs	—	493	—	(493)	—	—
Repurchases of common stock	(2,672)	—	—	(113,135)	—	(113,135)
Stock compensation expense	—	17,278	—	—	—	17,278
Stock compensation tax benefit	—	9,665	—	—	—	9,665
Tax withholding relating to RSU vesting	—	(14,212)	—	—	—	(14,212)
Stock option exercises and RSU releases	760	1,362	—	—	—	1,362

Balance at September 30, 2014	66,613	429,857	230	125,875	223	556,185
Net income	—	—	—	157,772	2,277	160,049
Foreign currency translation	—	—	(22,570)	—	—	(22,570)
Interest rate hedge, net of income taxes	—	—	(25)	—	—	(25)
Cash dividends	—	—	—	(11,852)	(75)	(11,927)
Dividends on RSUs	—	397	—	(397)	—	—
Repurchases of common stock	(1,619)	—	—	(82,787)	—	(82,787)
Stock compensation expense	—	17,237	—	—	—	17,237
Stock compensation tax benefit	—	9,474	—	—	—	9,474
Tax withholding related to RSU vesting	—	(11,701)	—	—	—	(11,701)
Stock option exercises and RSU releases	443	868	—	—	—	868
Addition of noncontrolling interest from acquisition	—	—	—	—	896	896

Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies

  (a)    Description of business

        MAXIMUS, Inc. (the "Company" or "we") provides business process services (BPS) to government health and human services agencies in the United States and to foreign governments. We conduct our operations through three business segments: Health Services, U.S. Federal Services and Human Services. The Health Services Segment provides a variety of BPS, as well as related consulting services, for state, provincial and national government programs, including Medicaid, CHIP and the ACA in the United States, Health Insurance BC (British Columbia) in Canada and the Health Assessment Advisory Service and Fit for Work in the United Kingdom. The U.S. Federal Services Segment provides system development, software development and program management for various civilian U.S. federal programs. The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare to work, child support, higher education and K-12 special education programs.

  (b)    Principles of consolidation

        The consolidated financial statements include the accounts of MAXIMUS, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

  (d)    Revenue recognition

        Revenue is generated from contracts with various pricing arrangements, including:

  •
  performance-based criteria, constituting approximately 44% of total revenue in fiscal year 2015;

  •
  costs incurred plus a negotiated fee ("cost-plus") (29%);

  •
  fixed-price (21%); and

  •
  time-and-materials (6%).

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies (Continued)

        We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.

        We recognize revenue on performance-based contracts when earned, which occurs when we have achieved the performance goal. This revenue generally occurs when amounts are billable to customers and may result in revenue being recognized in irregular increments. In certain performance-based contracts, we may negotiate arrangements where we are reimbursed at higher levels at the beginning of an arrangement. Where we believe the rates in the latter part of the contract represent a significant and incremental discount to the customer, we recognize revenue at an average per-transaction rate. This results in a deferred revenue balance and requires us to estimate future volumes over the life of an arrangement. Adjustments to estimates of future volumes result in adjustments to revenue.

        Revenue on cost-plus contracts is recognized based on costs incurred plus the negotiated fee earned. In certain contracts with the U.S. Federal Government, we may be paid an award fee, based upon the quality of the service we perform. Where this fee can be objectively determined, it is recognized ratably over the period of performance, which is between four and six months. Where the fee cannot be determined objectively, all revenue is deferred until the fee has been fixed.

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

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies (Continued)

        Sales and purchases in jurisdictions subject to indirect taxes, such as value added tax, are recorded net of tax collected and paid.

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the effect of this standard on our business.

  (e)    Cash and cash equivalents

        We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Where we are obliged to hold cash balances as collateral for lease, credit card or letter of credit arrangements, or where we hold funds on behalf of clients, this balance is reported within other current assets. The restricted cash balance was $13.4 million and $10.6 million at September 30, 2015 and 2014, respectively.

  (f)    Accounts receivable—billed and billable

        Accounts receivable balances includes both those balances invoiced and those where amounts are ready to be invoiced and the funds are collectible within standard contract terms. We record our receivable balances at their face amount less an allowance for doubtful accounts. We re-evaluate our client receivables on a quarterly basis, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues.

  (g)    Business combinations and goodwill

        The purchase price of an acquired business is allocated to tangible assets, separately identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. Any excess balance is recorded as goodwill. Costs incurred directly related to an acquisition, including legal, accounting and valuation services, are expensed as incurred.

        Intangible assets are separately identified and valued using a third-party consultant. These assets are amortized on a straight-line basis over useful lives estimated at the time of the business combination.

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

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies (Continued)

        Our reporting units are consistent with our operating segments, namely Health Services, U.S. Federal Services and Human Services. We perform our annual impairment test as of July 1 of each year. At July 1, 2015, we performed the annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.

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

        Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided.

        All these assets are depreciated on a straight-line basis.

        We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2015.

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

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies (Continued)

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

  (l)    Fair value measurements

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument approximate fair value due to the short-term nature of these balances.

        We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our balance sheet at fair value. These assets have quoted prices in active markets. See Note 13 for further details.

        During 2015, we entered into a derivative arrangement to reduce our exposure to interest rate fluctuations on our credit facility. The related liability of less than $0.1 million is recorded on our balance sheet at fair value. The inputs to calculate this balance are based upon prices and other factors which are observable in similar markets. See Note 6 for further details.

        In 2010, we acquired DeltaWare Systems, Inc. As part of the acquisition price, we agreed to pay contingent consideration based upon future sales of this business. This liability is recorded on our balance sheet at estimated fair value. The valuation of this asset is derived from internal estimates of future performance and not from inputs that are observable. See Note 5 for further details.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

1. Business and summary of significant accounting policies (Continued)

  (m)    Reclassifications

        Certain financial results have been reclassified to conform to the current year presentation.

        We have made changes to our segment presentation. See Note 2. "Business segments" for more information.

2. Business segments

        The Company is organized and managed based upon the services it provides.

        As our business changes, we revise our internal reporting and the manner in which our Chief Executive Officer operates and reviews the results of our business. This reporting forms the basis for our external reporting of our business segments. During the fourth quarter of fiscal year 2015, we revised our reporting structure to accommodate three business segments, adding a U.S. Federal Services Segment that comprises the work we perform for the U.S. Federal Government, as well as some U.S.-based appeals work. The businesses within this new segment were previously included within our Health Services Segment and include the results of the businesses acquired with Acentia, LLC (Acentia) in April 2015. We made these changes to our operations and internal reporting due to our acknowledgement that the U.S. Federal Government is a distinct customer with different procurement methods and regulations, the scale of our business with the U.S. Federal Government and the growth of our federal business from a primarily health-focused business to a broader business covering several federal agencies.

        Expenses which are not specifically included in the segments are included in the corporate category, which primarily consist of amortization of intangible assets and the direct costs of acquisitions. These corporate costs are excluded from measuring each segment's operating performance. We also transferred a small division from our Health Services Segment to our Human Services Segment.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

2. Business segments (Continued)

        The results of these segments for the three years ended September 30, 2015 are shown below (in thousands). These results are presented for all years on a basis consistent with our existing business segments.

	Year ended September 30,
	2015	2014	2013
Revenue:
Health Services	$1,109,238	$906,650	$691,565
U.S. Federal Services	502,484	341,840	167,258
Human Services	488,099	452,422	472,456

Total	$2,099,821	$1,700,912	$1,331,279

Gross Profit:
Health Services	$254,108	$213,728	$172,336
U.S. Federal Services	118,646	110,793	73,694
Human Services	139,963	127,602	140,003

Total	$512,717	$452,123	$386,033

Selling, general and administrative expense:
Health Services	$99,815	$98,172	$83,131
U.S. Federal Services	59,252	47,695	31,128
Human Services	79,719	74,444	78,970
Other	6	614	598

Total	$238,792	$220,925	$193,827

Operating income
Health Services	$154,293	$115,556	$89,205
U.S. Federal Services	59,394	63,098	42,566
Human Services	60,244	53,158	61,033
Amortization of intangible assets	(9,348)	(5,890)	(4,883)
Acquisition-related expenses	(4,745)	—	(2,168)
Other	(6)	(614)	(598)

Total	$259,832	$225,308	$185,155

Depreciation and amortization:
Health Services	$27,694	$23,994	$14,768
U.S. Federal Services	10,363	9,557	3,355
Human Services	8,792	9,227	12,810

Total	$46,849	$42,778	$30,933

        Acquisition-related expenses are costs directly incurred from the purchases of Acentia and Remploy in 2015 and HML in 2013, as well as any unsuccessful transactions.

        We principally operate in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and New Zealand.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

2. Business segments (Continued)

        Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
United States	$1,559,769	$1,306,026	$999,419
United Kingdom	267,702	128,363	65,718
Australia	178,167	170,727	157,383
Rest of World	94,183	95,796	108,759

Total	$2,099,821	$1,700,912	$1,331,279

        Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2015	2014
Health Services	$483,215	$415,821
U.S. Federal Services	441,521	95,367
Human Services	189,855	152,243
Corporate/Other	165,580	237,565

Total	$1,280,171	$900,996

        Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2015	2014
United States	$120,130	$93,500
Australia	33,591	8,769
Canada	19,720	27,043
United Kingdom	16,141	7,731
Rest of World	41	63

Total	$189,623	$137,106

3. Concentrations of credit risk and major customers

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable, billed, billable and unbilled.

        The majority of our business is in the United States. Revenue from foreign projects and offices was 26%, 23% and 25% of total revenue for the years ended September 30, 2015, 2014 and 2013, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

3. Concentrations of credit risk and major customers (Continued)

        In the year ended September 30, 2015, approximately 50% of our total revenue was derived from state government agencies, many of whose programs received significant federal funding, 22% from foreign government agencies, 20% from U.S.-based Federal Government agencies, and 8% from other sources including local municipalities and commercial customers. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

        During fiscal year 2015, the U.S. Federal Government and the state of New York each provided more than 10% of our annual revenue. Revenue from the U.S. Federal Government was exclusively within the U.S. Federal Segment. Revenue from the state of New York was exclusively within our Health Services Segment. The proportion of revenue recognized from customers providing in excess of 10% of our consolidated revenue for each of the three years ended September 30, 2015 was from the following governments:

	Year ended September 30,
	2015	2014	2013
U.S. Federal	20%	17%	12%
New York	10%	*	*
Australia	*	10%	12%
California	*	10%	*
Texas	*	10%	14%

*
Government provided less than 10% of our consolidated revenue in this year.

4. Earnings per share

        The weighted average number of shares outstanding used to compute earnings per shares was as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Weighted average shares outstanding	66,682	67,680	68,165
Effect of employee stock options and unvested restricted stock awards	593	1,407	1,728

Denominator for diluted earnings per share	67,275	69,087	69,893

        For the year ended September 30, 2015 and 2014, 15,000 and 286,000 unvested restricted stock units, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

5. Business combinations

  Acentia

        On April 1, 2015 (the "acquisition date"), we acquired 100% of the ownership interests of Acentia for cash consideration of $293.5 million.

        Acentia provides system modernization, software development, program management and other information technology services and solutions to the U.S. Federal Government. We acquired Acentia, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. The acquired assets and liabilities have been integrated into our U.S. Federal Services Segment.

        We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date with the exception of balances relating to current and deferred taxes (in thousands).

	Updated through June 30, 2015	Adjustments	Updated through September 30, 2015
Cash consideration, net of cash acquired	$292,815	$689	$293,504

Accounts receivable and unbilled receivables	$35,060	$273	$35,333
Other current assets	5,151	(101)	5,050
Property and equipment	1,619	521	2,140
Intangible assets—customer relationships	69,900	—	69,900

Total identifiable assets acquired	111,730	693	112,423

Accounts payable and other liabilities	32,619	(193)	32,426
Deferred revenue	251	—	251
Capital lease obligations	—	567	567

Total liabilities assumed	32,870	374	33,244

Net identifiable assets acquired	78,860	319	79,179
Goodwill	213,955	370	214,325

Net assets acquired	$292,815	$689	$293,504

        The excess of the acquisition date consideration over the estimated fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent the value of the assembled workforce of Acentia, as well as the enhanced knowledge and capabilities resulting from this business combination. Approximately $150 million of the goodwill balance is anticipated to be deductible for tax purposes.

        The intangible assets acquired represent customer relationships. These will be amortized on a straight-line basis over 14 years.

        During the year ended September 30, 2015, Acentia contributed $104.0 million and $8.9 million of revenue and operating income, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

5. Business combinations (Continued)

        The following table presents certain results for the years ended September 30, 2015 and 2014 as though the acquisition of Acentia had occurred on October 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses (in thousands, except per share data).

	Unaudited pro forma results for the year ended September 30,
	2015	2014
Revenue	$2,203,347	$1,912,423
Net income	165,822	155,589
Basic earnings per share attributable to MAXIMUS	$2.48	$2.30
Diluted earnings per share attributable to MAXIMUS	$2.44	$2.25

  Remploy

        On April 7, 2015 (the "Remploy acquisition date"), we acquired 70% of the ownership interests of Remploy (2015) Limited, whose assets had previously operated under the "Remploy" tradename. The remaining 30% is held in a trust for the benefit of the employees. The acquisition consideration was $3.0 million (£2.0 million). The purchase agreement stipulated that the net assets of Remploy were zero on the Remploy acquisition date as calculated using U.K. accounting principles. The noncontrolling interest was valued at $0.9 million (£0.6 million) on the Remploy acquisition date.

        Remploy provides services to the U.K. Government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the U.K. The acquired assets and liabilities have been integrated into our Human Services Segment. The principal asset held by Remploy on the Remploy acquisition date was a contract worth $4.6 million. This asset will be amortized over two years on a straight-line basis.

  Centacare

        On January 31, 2014, we acquired certain businesses from Centacare for $2.7 million ($3.1 million Australian) in cash. The operations of these businesses are consistent with the welfare-to-work services we provide in Australia. The Company acquired these businesses in order to expand our operations in Australia.

        Of the purchase price, we allocated $3.2 million to intangible assets, representing customer relationships, and $0.5 million to deferred revenue. The intangible assets will be amortized over the anticipated lives of the customer relationships, which are approximately four years.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

5. Business combinations (Continued)

  Health Management Limited

        On July 1, 2013 (the "HML acquisition date"), we acquired 100% of the share capital of Health Management Limited (HML) for total consideration of $77.9 million (£51.1 million). The consideration was comprised of $71.4 million (£46.9 million) in cash and 202,972 shares of MAXIMUS stock worth $6.4 million (£4.2 million).

        HML provides independent health assessments within the U.K. We acquired HML, among other reasons, to expand the Company's independent medical assessment business and to establish a strong presence in the U.K. health services market. The acquired assets and business have been integrated into our Health Services Segment.

        We allocated the acquisition price to the fair value of the assets and liabilities of HML at the HML acquisition date. The assets and liabilities of HML recorded in our financial statements at the acquisition date are summarized below (in thousands):

HML balance sheet on HML acquisition date
Cash consideration, net of cash acquired	$71,435
Stock consideration	6,425

Purchase consideration, net of cash acquired	$77,860

Accounts receivable and unbilled receivables	$7,671
Other current assets	1,382
Property and equipment	2,752
Intangible assets	20,542

Total identifiable assets acquired	32,347

Accounts payable and other liabilities	6,228
Deferred revenue	1,149
Current income tax liability	756
Deferred tax liability	4,701

Total liabilities assumed	12,834

Net identifiable assets acquired	19,513
Goodwill	58,347

Net assets acquired	$77,860

        The difference between the HML acquisition date fair value of the consideration and the estimated fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent benefits that are expected to be realized as a result of the business combination, including, but not limited to, the assembled workforce and the benefit of the enhanced knowledge and capabilities of HML. Goodwill is not deductible for tax purposes.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

5. Business combinations (Continued)

        The valuation of the intangible assets acquired is summarized below (in thousands).

	Useful life	Fair value
Customer relationships	20 years	$19,933
Technology-based intangible assets	2 years	609

Total intangible assets		$20,542

        The weighted average amortization period was 19.5 years.

DeltaWare Systems, Inc.

        On February 10, 2010 (the "DeltaWare acquisition date"), we acquired 100% of the share capital of DeltaWare Systems, Inc. (DeltaWare).

        As part of the acquisition agreement, we must pay the former owners of DeltaWare up to $4.0 million (Canadian). These payments, considered contingent consideration, will be made based upon sales of DeltaWare's products in particular geographic markets prior to December 2016. No such sales have been made to date and the likelihood of future sales between this time and December 2016 is considered low. During fiscal year 2015, we have reduced our estimate of our obligation to zero. We review the likelihood of future sales on a quarterly basis and, to the extent that sales opportunities are identified, proposals submitted or contracts won, we update our probability weighted assessment of payment. Changes in this assessment result in an expense or credit to earnings. The contingent consideration payable for any single contract signed would be based upon the population of the area served but would be capped at $1.0 million (Canadian) per sale. As the inputs required for the valuation of this liability require significant judgment, they are considered to be Level 3 inputs under the Financial Accounting Standards Board's classification of assets and liabilities subject to fair value measurement.

        The effect on the financial statements is summarized below (in thousands):

Contingent consideration
Balance at September 30, 2014	$358
Reduction in estimate	(302)
Foreign currency translation	(56)

Balance at September 30, 2015	$—

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

6. Debt

Credit Facilities

        On March 9, 2015, we entered into an amendment to our unsecured credit agreement (the "Credit Agreement"). The Credit Agreement, as amended, provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. The arrangement will terminate on March 9, 2020, at which time all outstanding borrowings must be repaid.

        On April 1, 2015, we borrowed $225 million under the Credit Agreement in order to fund our acquisition of Acentia. Additional borrowings and repayments were subsequently made to fund working capital and capital expenditure requirements. The Credit Agreement permits us to make borrowings in currencies other than the United States Dollar. At September 30, 2015, we have U.S. Dollar borrowings of $202 million and Canadian Dollar borrowings of $7.7 million (10.3 million Canadian Dollars). In addition to borrowings under the Credit Facility, we have an outstanding loan of $0.9 million (1.2 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 27 remaining quarterly installments.

        At September 30, 2015, we held three letters of credit under the Credit Agreement totaling $0.8 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.

        The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2015. Our obligations under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.5 to 1, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. At September 30, 2015, our total leverage ratio was less than 1.0:1.0.

        The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.15% and 0.3%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement. As of September 30, 2015, interest accrued at a rate of 1.19%.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

6. Debt (Continued)

Derivative Arrangement

        In order to add stability to our interest expense and manage our exposure to interest rate movements, we entered into a derivative arrangement to fix payments on part of our outstanding loan balance. We will pay a fixed rate of interest to a financial institution and receive a balance equivalent to the floating rate payable. At September 30, 2015, payments on $53.3 million of our principal balance are fixed. The principal balance subject to this derivative arrangement will decline through September 30, 2016.

        At September 30, 2015, the fair value of this derivative instrument was less than $0.1 million and included in accounts payable and accrued liabilities in the consolidated balance sheets. As this cash flow hedge is considered effective, the loss related to the decline in the fair value of this derivative instrument is reported in Accumulated Other Comprehensive Income (AOCI) in the Statement of Comprehensive Income.

        We have agreements with each of our interest rate swap counterparties that contain a provision providing that we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.

        During the year ended September 30, 2015, we made interest payments of $1.2 million.

Capital Leases

        As of September 30, 2015, we recorded capital lease obligations of $0.4 million, which represent liabilities due under capital leases for fixed assets acquired with Acentia. The gross amount of assets recorded under capital leases was $0.5 million with accumulated amortization of $0.2 million as of September 30, 2015.The future minimum lease payments required to be made under the capital leases as of September 30, 2015 are approximately $0.2 million per fiscal year for the next two years.

7. Goodwill and intangible assets

        Changes in goodwill for the years ended September 30, 2015 and 2014 are as follows (in thousands):

	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2013	$118,897	$6,199	$46,771	$171,867
Adjustment to goodwill acquired with HML	31	—	—	31
Foreign currency translation	(207)	—	(1,065)	(1,272)

Balance as of September 30, 2014	118,721	6,199	45,706	170,626
Goodwill acquired with Acentia	—	214,325	—	214,325
Foreign currency translation	(5,294)	—	(3,355)	(8,649)

Balance as of September 30, 2015	$113,427	$220,524	$42,351	$376,302

        There have been no impairment charges in our goodwill.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

7. Goodwill and intangible assets (Continued)

        The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2015			As of September 30, 2014
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$114,736	$15,100	$99,636	$42,403	$7,821	$34,582
Trademarks and trade names	4,277	2,866	1,411	4,374	2,102	2,272
Technology-based intangible assets	8,665	7,354	1,311	9,295	6,910	2,385

Total	$127,678	$25,320	$102,358	$56,072	$16,833	$39,239

        The intangible assets include $4.0 million of fully amortized technology-based assets still in use. Our intangible assets have a weighted average remaining life of 12.5 years, comprising 12.8 years for customer contracts and relationships, 2.0 years for trademarks and trade names and 2.5 years for technology-based intangible assets. Estimated future amortization expense is estimated as follows (in thousands):

Year ending September 30, 2016	$12,619
Year ending September 30, 2017	11,045
Year ending September 30, 2018	8,797
Year ending September 30, 2019	7,943
Year ending September 30, 2020	6,848

8. Property and equipment

        Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2015	2014
Land	$1,738	$1,738
Building and improvements	11,716	11,707
Office furniture and equipment	245,577	177,939
Leasehold improvements	39,569	23,124

	298,600	214,508
Less: Accumulated depreciation and amortization	(160,770)	(134,262)

Total property and equipment, net	$137,830	$80,246

        Fixed asset depreciation expense for the years ended September 30, 2015, 2014 and 2013 was $37.0 million, $32.9 million and $26.3 million, respectively. In fiscal year 2015, the net assets and expense relating to assets held under capital leases were $0.4 million and $0.2 million, respectively.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

9. Capitalized software

        Capitalized software consists of the following (in thousands):

	As of September 30,
	2015	2014
Capitalized software	$73,584	$72,758
Less: Accumulated amortization	(41,101)	(33,024)

Total Software development costs, net	$32,483	$39,734

        Capitalized software amortization expense for the years ended September 30, 2015, 2014 and 2013 was $9.9 million, $9.9 million and $4.6 million, respectively.

10. Deferred contract costs

        Deferred contract costs consist of contractually recoverable direct set-up costs relating to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of us providing contracted services to our customers. These costs are expensed over the period the services are provided. Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2015	2014
Deferred contract costs	$27,282	$25,489
Less: accumulated amortization	(8,156)	(13,443)

Total deferred contract costs, net	$19,126	$12,046

11. Billed and unbilled receivables

        Changes in the reserves against current billed, billable and unbilled accounts receivable were as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Balance at beginning of year	$3,138	$3,828	$3,975
Additions to reserve	2,690	1,767	2,334
Deductions	(2,443)	(2,457)	(2,481)

Balance at end of year	$3,385	$3,138	$3,828

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

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

11. Billed and unbilled receivables (Continued)

        At September 30, 2015 and 2014, $12.1 million and $8.8 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2015 balance will be collected during the 2016 fiscal year.

12. Commitments and contingencies

Performance bonds

        Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2015, we had performance bond commitments totaling $27.3 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

Operating Leases

        We lease office space and equipment under various operating leases. Lease expense for the years ended September 30, 2015, 2014 and 2013 was $67.1 million, $61.8 million and $49.0 million, respectively. Sublease income for the year ended September 30, 2015 was $0.5 million. Our operating leases may contain rent escalations or concessions. Lease expense is recorded on a straight-line basis over the life of the respective lease.

        Minimum future lease commitments under leases in effect as of September 30, 2015 are as follows (in thousands):

	Office space	Equipment	Total
Year ended September 30,
2016	$66,172	$4,720	$70,892
2017	52,745	4,131	56,876
2018	37,475	3,417	40,892
2019	27,004	2,689	29,693
2020	16,971	1,534	18,505
Thereafter	4,919	—	4,919

Total minimum lease payments	$205,286	$16,491	$221,777

        We anticipate future sublease income of $1.2 million per fiscal year through fiscal year 2020.

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

For the years ended September 30, 2015, 2014 and 2013

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

Collective bargaining agreements

        Approximately 18% of our employees are covered by collective bargaining agreements or similar arrangements.

13. Employee benefit plans and deferred compensation

        We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for company match, specified company contributions and discretionary company contributions. During the years ended September 30, 2015, 2014 and 2013, we contributed $4.7 million, $4.3 million and $3.8 million to the 401(k) plans, respectively.

        We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 90% of the liabilities as of September 30, 2015. The assets within the rabbi trust include $8.7 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the statement of operations.

14. Equity

Stock compensation

        At September 30, 2015, 2.1 million shares remained available for grants under our 2011 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

14. Equity (Continued)

        We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2015, 2014 and 2013, compensation expense recognized related to RSUs was $17.2 million, $17.3 million and $14.6 million, respectively. Employees who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and employees may not buy or sell these RSUs. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited.

        A summary of our RSU activity for the year ended September 30, 2015, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2014	1,884,901	$24.32
Granted	382,727	50.82
Vested	(1,376,096)	20.05
Forfeited	(29,992)	37.15

Non-vested shares outstanding at September 30, 2015	861,540	42.48

        In addition to the nonvested shares, certain shareholders held approximately 0.8 million vested awards whose issuance has been deferred.

        The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2014 and 2013 was $46.49 and $30.66, respectively. The total fair value of RSUs which vested during the years ended September 30, 2015, 2014 and 2013 was $68.6 million, $38.7 million and $40.8 million, respectively. As of September 30, 2015, the total remaining unrecognized compensation cost related to unvested RSUs was $33.1 million. This charge is expected to be realized over the next four years, with a weighted average life of 1.5 years.

        Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown.

        A summary of our stock option activity for the year ended September 30, 2015, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2014	260,000	$9.00
Exercised	(100,000)	8.68
Expired	—	—

Outstanding and exercisable at September 30, 2015	160,000	9.18

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

14. Equity (Continued)

        The intrinsic value of outstanding and exercisable stock options at September 30, 2015 was $8.1 million with a weighted average remaining life of 1.5 years.

        The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2015	2014	2013
Aggregate intrinsic value of all stock options exercised	$5,536	$5,698	$7,081
Net cash proceeds from exercise of stock options	868	1,362	2,168

        The total income tax benefit recognized in the income statement for share-based compensation arrangements was $7.1 million, $7.0 million and $5.2 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

        Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the statements of cash flows as financing cash flows. During the year ended September 30, 2015, our employees forfeited approximately 195,000 shares in this manner, resulting in a liability of $11.6 million.

        Cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options and RSUs (excess tax benefits) are classified as financing cash flows.

Stock repurchase programs

        Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2015, 2014 and 2013, we repurchased 1.6 million, 2.7 million and 1.0 million common shares at a cost of $82.8 million, $113.1 million and $32.5 million, respectively. At September 30, 2015, $168.6 million remained available for future stock repurchases.

        We acquired an additional 0.3 million common shares at a cost of $14.4 million million between October 1, 2015 and November 16, 2015.

15. Income taxes

        The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Income before income taxes:
United States	$232,359	$180,820	$139,716
Foreign	27,460	46,549	49,306

Income before income taxes	$259,819	$227,369	$189,022

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

15. Income taxes (Continued)

	Year ended September 30,
	2015	2014	2013
Current provision:
Federal	$74,050	$55,656	$43,199
State and local	15,332	12,003	11,257
Foreign	9,581	11,416	14,821

Total current provision	98,963	79,075	69,277

Deferred tax expense (benefit):
Federal	2,233	1,750	2,741
State and local	403	181	851
Foreign	(1,829)	967	(1,196)

Total deferred tax expense (benefit)	807	2,898	2,396

Provision for income taxes	$99,770	$81,973	$71,673

        The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Federal income tax provision at statutory rate of 35%	$90,937	$79,579	$66,158
State income taxes, net of federal benefit	9,847	7,920	8,151
Foreign taxation	(2,208)	(3,909)	(3,715)
Permanent items	1,602	1,286	708
Tax credits	(961)	(1,623)	(217)
Valuation allowances on net operating loss carryforwards	—	(962)	—
Other	553	(318)	588

Income tax expense	$99,770	$81,973	$71,673

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

15. Income taxes (Continued)

        The significant items comprising our deferred tax assets and liabilities as of September 30, 2015 and 2014 are as follows (in thousands):

	As of September 30,
	2015	2014
Deferred tax assets—current:
Deferred revenue	$12,320	$19,815
Costs deductible in future periods	15,467	14,944
Net operating loss carryforwards	777	207
Other	26	—

Total deferred tax assets—current	28,590	34,966

Deferred tax liabilities—current:
Accounts receivable—unbilled	9,598	6,858

Net deferred tax asset—current	$18,992	$28,108

Deferred tax assets—non-current:
Net operating loss carryforwards	$139	$2,355
Valuation allowance on net operating loss carryforwards	—	—

Net operating loss carryforwards net of valuation reserve	139	2,355
Deferred revenue	9,127	7,089
Stock compensation	4,600	4,100
Costs deductible in future periods	10,429	1,662
Other	441	7,828

Total deferred tax assets—non-current	24,736	23,034

Deferred tax liabilities—non-current
Amortization of goodwill and intangible assets	22,061	20,261
Capitalized software	9,781	12,057
Property and equipment	6,353	10,045
Deferred contract costs	—	1,762
Employee benefit costs	759	—
Other	941	292

Total deferred tax liability—non-current	$39,895	$44,417

Net deferred tax liability—non-current	$15,159	$21,383

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

15. Income taxes (Continued)

        At September 30, 2015, our foreign subsidiaries held approximately $190 million of cumulative earnings. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.

        We had $2.1 million and $4.5 million of net operating loss carryforwards in the U.S. at September 30, 2015 and 2014, respectively. These balances resulted in deferred tax assets of $0.7 million and $2.4 million, respectively, and relate exclusively to the losses held by PSI prior to the acquisition in 2012. Although our ability to use these loss carryforwards will be restricted to an annual allowance, we have sufficient profits and time within the jurisdictions where losses have arisen to ensure that these losses will be utilized in full through fiscal year 2017. Accordingly, no reserve has been recorded against these balances. These net operating loss carryforwards expire between 2027 and 2031.

        We had $0.4 million and $0.8 million of net operating loss carryforwards in Canada at September 30, 2015 and 2014, respectively, resulting in deferred tax assets of $0.1 million and $0.2 million. These net operating loss carryforwards expire through 2027 to 2031.

        Cash paid for income taxes during the years ended September 30, 2015, 2014, and 2013 was $81.3 million, $79.4 million and $58.2 million, respectively.

        The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.

        We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. Our net unrecognized tax benefits totaled $1.0 million and $1.1 million at September 30, 2015 and 2014, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.0 million at September 30, 2015.

        We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2015, 2014 and 2013, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2015 and 2014 includes approximately $0.5 million of interest and penalties.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

15. Income taxes (Continued)

        We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Balance at beginning of year	$812	$812	$1,059
Lapse of statute of limitation	(200)	—	(230)
Reductions for tax positions of prior years	(83)	—	(17)

Balance at end of year	$529	$812	$812

        We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2012 and to state and local income tax examinations by tax authorities for years before 2010. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2010.

16. Quarterly information (unaudited)

        Set forth below are selected quarterly statement of operations data for the fiscal years ended September 30, 2015 and 2014. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

16. Quarterly information (unaudited) (Continued)

        Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2014	March 31, 2015	June 30, 2015	Sept. 30, 2015
	(In thousands, except per share data)
Health Services	$243,570	$270,918	$298,549	$296,201
U.S. Federal Services	107,729	99,465	141,011	154,279
Human Services	115,744	111,411	132,741	128,203

Revenue	$467,043	$481,794	$572,301	$578,683

Health Services	$59,847	$69,873	$69,813	$54,575
U.S. Federal Services	25,568	22,014	34,780	36,284
Human Services	33,852	32,458	39,205	34,448

Gross profit	$119,267	$124,345	$143,798	$125,307

Health Services	$37,840	$41,476	$44,470	$30,507
U.S. Federal Services	13,318	9,637	15,536	20,903
Human Services	16,153	13,935	16,803	13,353
Amortization of intangible assets	(1,475)	(1,432)	(3,275)	(3,166)
Acquisition-related expenses	(600)	(1,514)	(2,459)	(172)
Other/Corporate	(5)	(95)	(8)	102

Operating Income	$65,231	$62,007	$71,067	$61,527

Net income	42,350	39,028	42,259	36,412
Net income attributable to MAXIMUS	41,861	38,808	41,666	35,437
Diluted earnings per share attributable to MAXIMUS	$0.63	$0.58	$0.62	$0.53

MAXIMUS, Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2015, 2014 and 2013

16. Quarterly information (unaudited) (Continued)

	Quarter Ended
	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
	(In thousands, except per share data)
Health Services	$216,544	$230,953	$228,703	$230,450
U.S. Federal Services	82,040	92,645	76,550	90,605
Human Services	108,008	115,417	114,646	114,351

Revenue	$406,592	$439,015	$419,899	$435,406

Health Services	$48,194	$51,616	$54,900	$59,018
U.S. Federal Services	28,312	33,252	24,632	24,597
Human Services	29,410	35,804	33,071	29,317

Gross profit	$105,916	$120,672	$112,603	$112,932

Health Services	$25,544	$29,709	$29,153	$31,150
U.S. Federal Services	16,787	20,026	14,046	12,239
Human Services	12,336	17,276	13,601	9,945
Amortization of intangible assets	(1,353)	(1,468)	(1,542)	(1,527)
Other/Corporate	(17)	(563)	(35)	1

Operating Income	$53,297	$64,980	$55,223	$51,808

Net income	33,355	41,461	34,428	36,152
Net income attributable to MAXIMUS	33,859	41,207	34,138	36,236
Diluted earnings per share attributable to MAXIMUS	$0.49	$0.59	$0.49	$0.53

17. Subsequent Event

Dividend

        On October 2, 2015, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2015 to shareholders of record on November 13, 2015. Based on the number of shares outstanding, the payment will be approximately $2.9 million.

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

        Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2015, our internal control over financial reporting was effective based on those criteria.

        The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2015, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.

        In April 2015, the Company acquired Acentia, LLC ("Acentia"). Acentia contributed approximately 4.3% and 3.8% of our total and net assets, respectively, at September 30, 2015 and 5.0% and 6.5% of our revenue and net income, respectively, for the year ended September 30, 2015. As permitted by the Securities and Exchange Commission, we excluded the acquired companies from our assessment of the effectiveness of internal controls over financial reporting at September 30, 2015.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
MAXIMUS, Inc.

        We have audited MAXIMUS, Inc.'s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MAXIMUS, Inc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Acentia, Inc., which is included in the 2015 consolidated financial statements of MAXIMUS, Inc. and constituted 4.3% and 3.8% of total and net assets, respectively, as of September 30, 2015 and 5.0% and 6.5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of MAXIMUS, Inc. also did not include an evaluation of the internal control over financial reporting of Acentia, Inc.

        In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2015 of MAXIMUS, Inc. and our report dated November 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 16, 2015

PART III

        The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2016 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC, except as otherwise indicated below:

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of September 30, 2015 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	1,017,132	$1.44	2,081,969
Equity compensation plans/arrangements not approved by the shareholders	—	—	—

Total	1,017,132	$1.44	2,081,969

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2015, all shares under the 2011 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.

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

Dated: November 16, 2015	MAXIMUS, INC.
	By:	/s/ RICHARD A. MONTONI Richard A. Montoni Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI Richard A. Montoni	President, Chief Executive Officer and Director (principal executive officer)	November 16, 2015
/s/ RICHARD J. NADEAU Richard J. Nadeau	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 16, 2015
/s/ PETER B. POND Peter B. Pond	Chairman of the Board of Directors	November 16, 2015
/s/ RUSSELL A. BELIVEAU Russell A. Beliveau	Director	November 16, 2015
/s/ JOHN J. HALEY John J. Haley	Director	November 16, 2015
/s/ PAUL R. LEDERER Paul R. Lederer	Director	November 16, 2015
/s/ RAYMOND B. RUDDY Raymond B. Ruddy	Director	November 16, 2015

Signature	Title	Date

/s/ MARILYN R. SEYMANN Marilyn R. Seymann	Director	November 16, 2015
/s/ JAMES R. THOMPSON, JR. James R. Thompson, Jr.	Director	November 16, 2015
/s/ WELLINGTON E. WEBB Wellington E. Webb	Director	November 16, 2015

EXHIBIT INDEX

Exhibit Number
2.1	Equity Purchase Agreement dated as of March 6, 2015 by and among Acentia, LLC, Certain of the Equity Holders of Acentia, LLC, SPG Acentia Seller Representative, LLC, MAXIMUS Federal Services, Inc. and MAXIMUS, Inc.(18)
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation.(2)
3.3	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen Common Stock Certificate.(4)
10.1	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(5)*
10.2	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(6)*
10.3	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(7)*
10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.5	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.6	Amended and Restated Income Continuity Program.* Filed herewith.
10.7	Deferred Compensation Plan, as amended.(7)*
10.8	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009.(8)*
10.9	2011 Equity Incentive Plan.(9)
10.10	Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.(10)
10.11	Extension of Employment Agreement of Richard A. Montoni, dated October 7, 2013.(11)*
10.12	Letter Agreement between Richard A. Montoni and MAXIMUS, Inc. dated March 4, 2014.(12)*
10.13	First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.(13)
10.13	1997 Equity Incentive Plan, as amended.(14)*
10.14	First Amendment to the 1997 Equity Incentive Plan, as amended.(7)*
10.15	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(15)*
10.16	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(15)*
10.17	1997 Director Stock Option Plan, as amended.(16)*
10.18	1997 Employee Stock Purchase Plan, as amended.(17)*

Exhibit Number
10.19	Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.(19)
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.
101
The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

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

(3)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on June 19, 2015 and incorporated herein by reference.

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

(13)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on March 9, 2015 and incorporated herein by reference.

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

(18)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on March 9, 2015 and incorporated herein by reference.

(19)
Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on October 26, 2015 and incorporated herein by reference.