Form 10-Q
period 2015-12-31
MAXIMUS INC
filed 2016-02-05
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, there were 64,894,171 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2015

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

•
other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 16, 2015.

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue	$556,722	$467,043
Cost of revenue	446,507	347,776
Gross profit	110,215	119,267
Selling, general and administrative expenses	64,234	51,962
Amortization of intangible assets	3,149	1,474
Acquisition-related expenses	46	600
Operating income	42,786	65,231
Interest expense	989	—
Other income, net	1,131	901
Income before income taxes	42,928	66,132
Provision for income taxes	16,046	23,782
Net income	26,882	42,350
Income attributable to noncontrolling interests	273	489
Net income attributable to MAXIMUS	$26,609	$41,861
Basic earnings per share attributable to MAXIMUS	$0.40	$0.63
Diluted earnings per share attributable to MAXIMUS	$0.40	$0.63
Dividends paid per share	$0.045	$0.045
Weighted average shares outstanding:
Basic	65,954	65,935
Diluted	66,288	66,898
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net income	$26,882	$42,350
Foreign currency translation adjustments	(2,159)	(10,480)
Interest rate hedge, net of income taxes of $25 and $—	37	—
Comprehensive income	24,760	31,870
Comprehensive income attributable to noncontrolling interests	273	489
Comprehensive income attributable to MAXIMUS	$24,487	$31,381
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,958	$74,672
Accounts receivable — billed and billable, net of reserves of $4,555 and $3,385	425,159	396,177
Accounts receivable — unbilled	32,799	30,929
Prepaid expenses and other current assets	49,201	60,129
Total current assets	558,117	561,907
Property and equipment, net	138,131	137,830
Capitalized software, net	30,740	32,483
Goodwill	387,118	376,302
Intangible assets, net	99,600	102,358
Deferred contract costs, net	18,123	19,126
Deferred compensation plan assets	21,187	19,310
Deferred income taxes	11,077	11,058
Other assets	11,442	11,184
Total assets	$1,275,535	$1,271,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$161,905	$155,411
Accrued compensation and benefits	67,051	99,700
Deferred revenue	76,876	77,642
Income taxes payable	3,001	11,709
Long-term debt, current portion	340	356
Other liabilities	10,103	11,562
Total current liabilities	319,276	356,380
Deferred revenue, less current portion	50,714	52,954
Deferred income taxes	15,531	6,546
Long-term debt	244,955	210,618
Deferred compensation plan liabilities, less current portion	22,986	20,635
Other liabilities	9,331	8,726
Total liabilities	662,793	655,859
Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,894 and 65,437 shares issued and outstanding at December 31, 2015 and September 30, 2015, at stated amount, respectively	450,572	446,132
Accumulated other comprehensive income/(loss)	(24,487)	(22,365)
Retained earnings	183,063	188,611
Total MAXIMUS shareholders’ equity	609,148	612,378
Noncontrolling interests	3,594	3,321
Total equity	612,742	615,699
Total liabilities and equity	$1,275,535	$1,271,558

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$26,882	$42,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	12,947	10,967
Amortization of intangible assets	3,149	1,474
Deferred income taxes	(499)	(925)
Stock compensation expense	4,332	3,966
Change in assets and liabilities:
Accounts receivable — billed and billable	(29,747)	(4,242)
Accounts receivable — unbilled	(1,853)	(4,314)
Prepaid expenses and other current assets	5,316	(221)
Deferred contract costs	764	(3,454)
Accounts payable and accrued liabilities	8,188	13,441
Accrued compensation and benefits	(21,383)	(23,901)
Deferred revenue	(2,886)	3,610
Income taxes	(3,043)	18,836
Other assets and liabilities	(801)	(993)
Cash provided by operating activities	1,366	56,594
Cash flows from investing activities:
Purchases of property and equipment	(9,693)	(12,754)
Capitalized software costs	(992)	(1,356)
Acquisition of businesses, net of cash acquired	(2,606)	—
Proceeds from note receivable	84	160
Cash used in investing activities	(13,207)	(13,950)
Cash flows from financing activities:
Cash dividends paid	(2,941)	(2,962)
Repurchases of common stock	(31,138)	(32,616)
Tax withholding related to RSU vesting	(11,553)	(12,337)
Borrowings under credit facility	47,070	—
Repayment of credit facility and other long-term debt	(12,721)	(39)
Cash used in financing activities	(11,283)	(47,954)
Effect of exchange rate changes on cash and cash equivalents	(590)	(3,606)
Net decrease in cash and cash equivalents	(23,714)	(8,916)
Cash and cash equivalents, beginning of period	74,672	158,112
Cash and cash equivalents, end of period	$50,958	$149,196
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	26,609	273	26,882
Foreign currency translation	—	—	(2,159)	—	—	(2,159)
Interest rate hedge, net of income taxes	—	—	37	—	—	37
Cash dividends	—	—	—	(2,941)	—	(2,941)
Dividends on RSUs	—	77	—	(77)	—	—
Repurchases of common stock	(543)	—	—	(29,139)	—	(29,139)
Stock compensation expense	—	4,332	—	—	—	4,332
Tax withholding related to RSU vesting	—	31	—	—	—	31
Balance at December 31, 2015	64,894	$450,572	$(24,487)	$183,063	$3,594	$612,742

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	41,861	489	42,350
Foreign currency translation	—	—	(10,480)	—	—	(10,480)
Cash dividends	—	—	—	(2,962)	—	(2,962)
Dividends on RSUs	—	99	—	(99)	—	—
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	3,966	—	—	—	3,966
Balance at December 31, 2014	65,860	$433,922	$(10,250)	$134,057	$712	$558,441
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2015 and 2014
In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.
1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain reclassifications have been made from prior fiscal year to conform with current presentation. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard reduces the complexity of deferred taxation disclosure by showing deferred income tax balances as noncurrent. We have adopted this standard and have updated our September 30, 2015 balance sheet as if we had adopted this standard at that time. As previously disclosed, our balance sheet held $19 million of current deferred tax assets, $0.7 million of noncurrent deferred tax assets included in "Other Assets" and $15.2 million of noncurrent deferred tax liabilities. These balances have been reclassified to record $11.1 million and $6.5 million of noncurrent deferred tax assets and liabilities, respectively.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2015 and 2014 and for each of the three years ended September 30, 2015, included in our Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission on November 16, 2015.

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended December 31,
(Amounts in thousands)	2015	% (1)	2014	% (1)
Revenue:
Health Services	$291,903	100%	$243,570	100%
U.S. Federal Services	145,285	100%	107,729	100%
Human Services	119,534	100%	115,744	100%
Total	$556,722	100%	$467,043	100%
Gross profit:
Health Services	$51,972	17.8%	$59,847	24.6%
U.S. Federal Services	28,238	19.4%	25,568	23.7%
Human Services	30,005	25.1%	33,852	29.2%
Total	$110,215	19.8%	$119,267	25.5%
Selling, general and administrative expense:
Health Services	$25,164	8.6%	$22,007	9.0%
U.S. Federal Services	17,522	12.1%	12,250	11.4%
Human Services	20,898	17.5%	17,700	15.3%
Other	650	NM	5	NM
Total	$64,234	11.5%	$51,962	11.1%
Operating income:
Health Services	$26,808	9.2%	$37,840	15.5%
U.S. Federal Services	10,716	7.4%	13,318	12.4%
Human Services	9,107	7.6%	16,152	14.0%
Amortization of intangible assets	(3,149)	NM	(1,474)	NM
Acquisition-related expenses (2)	(46)	NM	(600)	NM
Other	(650)	NM	(5)	NM
Total	$42,786	7.7%	$65,231	14.0%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
Acquisition-related expenses are costs directly incurred from the purchase of Assessments Australia in the first quarter of fiscal year 2016 and the purchase of Acentia in fiscal year 2015, as well as other transaction-related activity.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(Amounts in thousands)	2015	2014
Basic weighted average shares outstanding	65,954	65,935
Dilutive effect of employee stock options and unvested RSUs	334	963
Denominator for diluted earnings per share	66,288	66,898
For the three months ended December 31, 2015 and 2014, 14,000 and zero unvested restricted stock units (RSUs), respectively, have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.

4. Debt
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
On April 1, 2015, we borrowed $225 million under the Credit Agreement in order to fund our acquisition of Acentia. Additional borrowings and repayments were subsequently made to fund working capital and capital expenditure requirements. The Credit Agreement permits us to make borrowings in currencies other than the United States Dollar. At December 31, 2015, we have U.S.  Dollar borrowings of $232.3 million, Canadian Dollar borrowings of $4.5 million (6.3 million Canadian Dollars) and Australian Dollar borrowings of $7.3 million (10.0 million Australian Dollars). In addition to borrowings under the Credit Facility, we have an outstanding loan of $0.8 million (1.1 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 26 remaining quarterly installments.
At December 31, 2015, we held three letters of credit under the Credit Agreement totaling $0.7 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of December 31, 2015. Our obligations under the Credit Agreement are guaranteed by material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the Credit Agreement, exceeds 2.5:1.0, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. At December 31, 2015, our total leverage ratio was less than 1.0:1.0.
During the three months ended December 31, 2015, we made interest payments of $0.8 million.
5. Business combinations
Assessments Australia
On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia" for estimated consideration of $2.7 million. We acquired Assessments Australia to expand our service offerings within Australia. The consideration is comprised of $2.6 million in cash and contingent consideration with an estimated fair value of $0.1 million. The contingent consideration relates to a payment of $0.6 million to the sellers of Assessments Australia if a particular contract is tendered and won by MAXIMUS prior to December 2017. We have performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the Statement of Operations. This business has been integrated into our Human Services Segment. Management has estimated goodwill and intangible assets acquired as $2.0 million and $0.9 million, respectively, but the allocation of the fair value of the consideration has not been completed at this time and the purchase price is still subject to adjustments related to working capital.
Acentia
On April 1, 2015 (the “acquisition date”), we acquired 100% of the ownership interests of Acentia, LLC (“Acentia”) for cash consideration of $293.5 million.
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
We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date, with the exception of balances relating to current and deferred taxes. Our provisional allocation of fair value updated through December 31, 2015 is shown below.

(Amounts in thousands)	Updated through September 30, 2015	Adjustments	Updated through December 31, 2015
Estimated purchase consideration, net of cash acquired	$293,504	$—	$293,504
Billed and unbilled receivables	$35,333		$35,333
Other assets	5,050	(808)	4,242
Property and equipment	2,140		2,140
Intangible assets — customer relationships	69,900		69,900
Total identifiable assets acquired	112,423	(808)	111,615
Accounts payable and other liabilities	32,426		32,426
Deferred revenue	251		251
Capital lease obligations	567		567
Deferred tax liabilities	—	9,167	9,167
Total liabilities assumed	33,244	9,167	42,411
Net identifiable assets acquired	79,179	(9,975)	69,204
Goodwill	214,325	9,975	224,300
Net assets acquired	$293,504	$—	$293,504
The excess of the acquisition date consideration over the fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent the value of the assembled workforce of Acentia, as well as the enhanced knowledge and capabilities resulting from this business combination. Approximately $175.0 million of the goodwill balance is anticipated to be deductible for tax purposes.
The intangible assets acquired represent customer relationships. These will be amortized on a straight-line basis over 14 years.
6. Supplemental disclosures
During the three months ended December 31, 2015 and 2014, we made income tax payments of $19.2 million and $5.9 million, respectively.
At December 31, 2015, we held cash and cash equivalents of $51.0 million. Approximately $45.1 million of these funds are denominated in foreign currencies and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $2.2 million in the three months ended December 31, 2015, including a $0.6 million decline in our cash and cash equivalents balance and a $1.2 million decline in our goodwill balance. These declines were recorded as losses in our Statement of Comprehensive Income.
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2015 and 2014, we repurchased 0.5 million and 0.8 million common shares at a cost of $29.1 million and $30.6 million, respectively. At December 31, 2015, $139.4 million remained available for future stock repurchases.
Our deferred compensation plan assets include $10.3 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
In November 2015, we granted 0.4 million RSUs to our employees. These awards will vest ratably over five years.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable balance includes both amounts invoiced and those where amounts are ready to be invoiced and the funds are collectible within standard invoice terms.

7. Revenue recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We would adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the likely effects on our business.
8. Dividend
On January 8, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on February 29, 2016 to shareholders of record on February 16, 2016.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 16, 2015.
Business Overview
We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People.® We are one of the largest pure-play health and human services BPS providers to governments in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and New Zealand. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes, and enhance the quality of services provided to program beneficiaries.
Over the past five years, our business has grown significantly. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care services, unsustainable benefit programs and the need for governments to operate programs effectively and efficiently. This growth has been driven by reform efforts in the United States, including the Affordable Care Act (ACA), as well as internationally with various programs in the United Kingdom and Australia.
We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges using companies such as MAXIMUS. We believe that a combination of our innovative solutions, deep subject matter expertise, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and global experience gives existing and future customers the confidence that MAXIMUS can reliably operate their high-profile public health and human services programs.
In April 2015, we acquired 100% of Acentia, LLC (Acentia), a provider of services to the U.S. Federal Government, and 70% of Remploy, a business providing services to the United Kingdom government. These businesses were integrated into our U.S. Federal and Human Services Segments, respectively. In December 2015, we acquired Assessments Australia, which will be integrated into our Human Services Segment.
Financial Overview
Our results for the three months ended December 31, 2015 have been driven by the following:
•The effect of the acquisitions of Acentia and Remploy, both of which occurred in April 2015, which have driven increases in revenue, intangible asset amortization and profit;
•Start-up contracts, particularly the HAAS contract, which commenced in the second quarter of fiscal year 2015, which increased revenue but reduced profit; and
•The detrimental effect of the weakness of all of the foreign currencies used by MAXIMUS compared to prior years, which has reduced our revenue and profit. Foreign currencies have continued to decline through the second fiscal quarter of 2016.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(amounts in thousands, except per share data)	2015	2014
Revenue	$556,722	$467,043
Gross profit	110,215	119,267
Gross profit percentage	19.8%	25.5%
Selling, general and administrative expenses	64,234	51,962
Selling, general and administrative expense as a percentage of revenue	11.5%	11.1%
Amortization of intangible assets	3,149	1,474
Acquisition-related expenses	46	600
Operating income	42,786	65,231
Operating margin	7.7%	14.0%
Interest expense	989	—
Other income, net	1,131	901
Income before income taxes	42,928	66,132
Provision for income taxes	16,046	23,782
Effective tax rate	37.4%	36.0%
Net income	26,882	42,350
Income attributable to noncontrolling interests	273	489
Net income attributable to MAXIMUS	$26,609	$41,861
Basic earnings per share attributable to MAXIMUS	$0.40	$0.63
Diluted earnings per share attributable to MAXIMUS	$0.40	$0.63
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Our overall selling, general and administrative expenses have remained consistent as a ratio of revenue when compared to the prior year period. Our gross and operating profit margins have been affected across all segments by separate issues, which are summarized below. We believe that our full year operating profit margin will be within our target range of 10% - 15%.
The acquisition of Acentia in April 2015 resulted in $0.6 million of acquisition-related costs in the first quarter of fiscal year 2015. Acquisition expenses in fiscal year 2016 relate to Assessments Australia and other acquisition-related activity. In addition, the acquisitions of Acentia and Remploy resulted in an additional intangible asset amortization expense of $1.8 million per quarter. In conjunction with the acquisition of Acentia, interest expense increased due to the borrowings on our Credit Facility, which began in the third quarter of fiscal year 2015.
Our year-to-date effective tax rate for the 2016 fiscal year is 37.4%, an increase over the prior year. The acquisition of Acentia and our organic growth has resulted in an increasing share of our income being realized in the United States, where we incur higher tax rates than other jurisdictions in which we operate.

Health Services Segment
The Health Services Segment provides a variety of business process services, as well as related consulting services, for state, provincial and national government programs. These services support programs like Medicaid, the Children's Health Insurance Program and the Affordable Care Act in the U.S., Health Insurance BC (British Columbia) in Canada and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K.

	Three Months Ended December 31,
(amounts in thousands)	2015	2014
Revenue	$291,903	$243,570
Gross profit	51,972	59,847
Operating income	26,808	37,840
Gross profit percentage	17.8%	24.6%
Operating margin percentage	9.2%	15.5%
Revenue for the three months ended December 31, 2015 increased 20% compared to the same period in fiscal year 2015. This movement is a combination of organic revenue increases and currency fluctuations, summarized below:

	Three Months Ended December 31,
	Dollars in Thousands	Percentage change
Revenue for respective period in fiscal year 2015	$243,570
Organic revenue growth	54,086	22.2%
Currency effect compared to the prior period	(5,753)	(2.4)%
Revenue for respective period in fiscal year 2016	$291,903	19.8%
The Health Services Segment results have been affected by the HAAS contract, which has been the principal driver of revenue growth and declines in profitability. This contract commenced in the second quarter of fiscal year 2015 and has experienced challenges in the recruitment, retention and productivity of health care professionals. These difficulties have resulted in reduced fees from performance incentives within the contract. During the first quarter of fiscal year 2016, we have incurred an operating loss on this contract. We expect this contract to turn profitable during fiscal year 2016.
In addition, our profitability has been impacted by a pending contract amendment related to a domestic contract that is expected to be signed in the second quarter. Costs related to this amendment were incurred and recorded in the first quarter of fiscal 2016. Since we cannot record the revenue impact until the amendment is signed, there is a shift of approximately $8.6 million in revenue and $0.08 of earnings from the first to the second fiscal quarter. From time to time, we work "at risk" with customers before a finalized contract has been signed.
The Fit for Work contract commenced in fiscal year 2015. As is customary with many of our start-up contracts, we were required to make significant investment in assets, systems and processes prior to the commencement of operations, for which we received reimbursement. At this time, we have $13.4 million of assets on our balance sheet related to this contract, comprising fixed assets, long-term prepayments and other long-term assets, offset by deferred revenue of $16.9 million. Both the assets and liabilities would be anticipated to be amortized over the remaining life of the contract. The underlying contract is currently operating at a loss, in part due to lower-than-expected volumes as a result of slower take-up on this new program.  We are taking steps to mitigate these losses through cost management and changes in processes.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, system development, software development and program management for various civilian U.S. federal programs.

	Three Months Ended December 31,
(amounts in thousands)	2015	2014
Revenue	$145,285	$107,729
Gross profit	28,238	25,568
Operating income	10,716	13,318
Gross profit percentage	19.4%	23.7%
Operating margin percentage	7.4%	12.4%
Revenue for the three months ended December 31, 2015 increased 35% compared to the same period in fiscal year 2015. This movement is a combination of organic revenue decreases and acquired revenue summarized below:

	Three Months Ended December 31,
	Dollars in Thousands	Percentage change
Revenue for respective period in fiscal year 2015	$107,729
Organic revenue decrease	(13,721)	(12.7)%
Acquired revenue from Acentia	51,277	47.6%
Revenue for respective period in fiscal year 2016	$145,285	34.9%
The U.S. Federal Services Segment reported reduced organic revenues and profits for the three month period ended December 31, 2015 compared to the prior-year period due to declines in scope in our Federal ACA Contact Center Operations contract and lower volumes in our appeals and assessments business line due, in part, to two contracts that were lost through competitive rebid. This was partially offset by the commencement of a large federal contract in the second half of fiscal year 2015 and contributions from Acentia.
Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. About 64% of our revenue in this Segment is earned in foreign jurisdictions.

	Three Months Ended December 31,
(amounts in thousands)	2015	2014
Revenue	$119,534	$115,744
Gross profit	30,005	33,852
Operating income	9,107	16,152
Gross profit percentage	25.1%	29.2%
Operating margin percentage	7.6%	14.0%
Revenue for the three months ended December 31, 2015 increased 3.3% compared to the same period in fiscal year 2015. The benefit from the acquisition of Remploy was offset by declines in currency rates and organic revenue.

	Three Months Ended December 31,
	Dollars in Thousands	Percentage change
Revenue for respective period in fiscal year 2015	$115,744
Organic revenue decrease	(2,791)	(2.4)%
Acquired revenue from Remploy	15,998	13.8%
Currency effect compared to prior period	(9,417)	(8.1)%
Revenue for respective period in fiscal year 2016	$119,534	3.3%

The profitability of the Human Services Segment has been reduced due to a decrease in contributions from our international welfare-to-work operations, most notably our new jobactive contract is still in its early stages, whereas the former contract was in a mature state in the prior year. We anticipate that our profit margins will improve as this contract reaches full capacity. In addition, the prior-year period received a one-time benefit of approximately $2.4 million of incremental revenue and profit owing to a contract extension in Saudi Arabia.
Liquidity and Capital Resources
In April 2015, we used $225 million from our revolving credit facility to acquire Acentia, with the balance of the payment being made up with available cash in the U.S. In addition, we have made short-term borrowings as required to cover our immediate working capital requirements. Other outlays, including working capital, capital expenditure, the acquisition of Remploy, repurchases of shares and cash dividends have been funded from our operating cash flows. At December 31, 2015, we had outstanding borrowings of $244.1 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
Our operating cash inflows are typically driven by our contracts and influenced by payment terms in contracts. For many contracts, we are reimbursed up front for the costs of our start-up operations. There may be a gap between incurring costs and receiving this reimbursement, resulting in some initial net cash outflow. Other factors that may cause delays in our realization of customer receipts include customer payments based upon delivering outcomes, which may not correspond with the costs incurred to achieve these outcomes, and short-term payment delays where government budgets are constrained.
At December 31, 2015, our foreign subsidiaries held $45.1 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes, which may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.
Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31,
(amounts in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$1,366	$56,594
Investing activities	(13,207)	(13,950)
Financing activities	(11,283)	(47,954)
Effect of exchange rate changes on cash and cash equivalents	(590)	(3,606)
Net decrease in cash and cash equivalents	$(23,714)	$(8,916)
Cash provided by operating activities was $1.4 million for the three months ended December 31, 2015, compared to $56.6 million in the prior fiscal year. This decline has been driven by the decline in net income, delays in payments from customers and the timing of tax payments. Days sales outstanding (DSO) at December 31, 2015 was 75 days, compared with 67 days at September 30, 2015. This increase of eight days equates to approximately $49 million of reduced cash flows. The increase in DSOs reflects the timing of payments as well as delays in payment from two contracts with states in the U.S. due to budgetary challenges. Historically we have experienced significant delays from customers in payment but have ultimately succeeded in recovering receivables. We believe that our DSO for the second quarter will more likely run towards the lower end of our stated target range of 65 to 80 days.
Cash used in investing activities for the three months ended December 31, 2015 was $13.2 million, principally driven by capital investment in Australia and the acquisition of Assessments Australia. During fiscal year 2015, significant investment was made in domestic and foreign infrastructure. We anticipate that investing activity will return to lower levels in fiscal year 2016.

Cash flows from financing activities in the three months ended December 31, 2015 include the net borrowing of $34.3 million from our revolving credit facility and $31.1 million of repurchases of our common stock.
The detrimental effect of exchange rates on cash and cash equivalents of $0.6 million in the 2016 fiscal year primarily reflects the strengthening of the United States Dollar against all of the foreign currencies we use.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(in thousands)	2015	2014
Cash provided by operating activities	$1,366	$56,594
Purchases of property and equipment	(9,693)	(12,754)
Capitalized software costs	(992)	(1,356)
Free cash flow	$(9,319)	$42,484
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and other long-lived assets, and amounts related to contingencies and income tax liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
During the three months ended December 31, 2015, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission on November 16, 2015.
Non-GAAP measures
We utilize non-GAAP measures where we believe they will assist the user of our financial statements in understanding our business.
We provide organic revenue growth as a useful basis for assessing the performance of the business excluding the effect of transactions. To calculate this, we compare current year revenue excluding the effect of acquisitions of Acentia and Remploy to prior year revenue.
We provide the currency effect on revenue as a useful basis for assessing the performance of the business excluding the effect of foreign exchange fluctuations. To calculate this, we determine the current year's revenue for all foreign businesses using the exchange rates from the prior year and calculate the difference between this and actual revenue.
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
We provide DSO as a measure of how efficiently we manage the billing and collection of our receivable balances. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days.

We have provided EBITDA and EBITA, as well as their respective margins. EBITDA and EBITA are measures of our performance excluding the effects of interest expense, taxes, depreciation and amortization. We believe that these measures provide a useful basis for assessing the performance of our business excluding the effects of changes in taxation rates, interest rates, cash borrowings, acquisition-related expenses, amortization of intangible assets and fluctuations in capital expenditures. In addition, our calculation of EBITDA is consistent with the calculation utilized to determine our compliance with the conditions of our Credit Facility, as well as our borrowing rate and the level of security we provide to our lenders. The calculation of EBITDA for our Credit Facility is calculated on a trailing twelve months basis, as opposed to the three month period calculated below.

	Three Months Ended December 31,
(in thousands)	2015	2014
Net income attributable to MAXIMUS	$26,609	$41,861
Interest expense/(income)	800	(536)
Provision of income taxes	16,046	23,782
Amortization of intangible assets	3,149	1,474
Stock compensation expense	4,332	3,966
Acquisition-related expenses	46	600
EBITA	50,982	71,147
Depreciation and amortization of property, plant, equipment and capitalized software	12,947	10,967
EBITDA	$63,929	$82,114
The presentation of these non-GAAP numbers is not meant to be considered in isolation, nor as alternatives to revenue growth, cash flows from operating activities or net income as measures of performance. These non-GAAP financial measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk relating to interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At December 31, 2015, we had borrowings under our credit facility of $244.1 million and we had an interest rate swap agreement fixing a notional $40.0 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at December 31, 2015 was 0.43%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia, Canada and New Zealand. At December 31, 2015, we held net assets in functional currencies other than the U.S. Dollar of $76.6 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $7.7 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
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
Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2015 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission on November 16, 2015.
Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)

Oct. 1, 2015 - Oct. 31, 2015	102,645	$59.41	102,645	$162,473
Nov. 1, 2015 - Nov. 30, 2015	440,500	52.30	440,500	$139,446
Dec. 1, 2015 - Dec. 31, 2015	—	—	—	$139,446
Total	543,145	$53.65	543,145
________________
(1)    Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

Item 6.                       Exhibits.
The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately following the Signatures. The Exhibit Index is incorporated herein by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: February 5, 2016	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to the MAXIMUS, Inc. 2011 Equity Incentive Plan (filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on December 21, 2015 and incorporated herein by reference).

10.2
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank as Administrative Agent and other lenders party thereto (filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on October 23, 2015 and incorporated herein by reference).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.