Form 10-Q
period 2016-03-31
MAXIMUS INC
filed 2016-05-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 64,897,143 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2016

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	$606,453	$481,794	$1,163,175	$948,837
Cost of revenue	458,786	357,449	905,293	705,225
Gross profit	147,667	124,345	257,882	243,612
Selling, general and administrative expenses	65,976	59,392	130,210	111,353
Amortization of intangible assets	3,262	1,432	6,411	2,907
Acquisition-related expenses	529	1,514	575	2,114
Operating income	77,900	62,007	120,686	127,238
Interest expense	1,273	—	2,262	—
Other income, net	2,209	219	3,340	1,120
Income before income taxes	78,836	62,226	121,764	128,358
Provision for income taxes	29,495	23,198	45,541	46,980
Net income	49,341	39,028	76,223	81,378
Income attributable to noncontrolling interests	556	220	829	709
Net income attributable to MAXIMUS	$48,785	$38,808	$75,394	$80,669
Basic earnings per share attributable to MAXIMUS	$0.74	$0.59	$1.14	$1.22
Diluted earnings per share attributable to MAXIMUS	$0.74	$0.58	$1.14	$1.20
Dividends paid per share	$0.045	$0.045	$0.09	$0.09
Weighted average shares outstanding:
Basic	65,760	65,862	65,872	65,899
Diluted	66,079	66,987	66,196	66,947
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$49,341	$39,028	$76,223	$81,378
Foreign currency translation adjustments	(466)	(10,553)	(2,625)	(21,033)
Interest rate hedge, net of income taxes of $21, $—, $(4) and $—	(31)	—	6	—
Comprehensive income	48,844	28,475	73,604	60,345
Comprehensive income attributable to noncontrolling interests	556	220	829	709
Comprehensive income attributable to MAXIMUS	$48,288	$28,255	$72,775	$59,636
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,783	$74,672
Accounts receivable — billed and billable, net of reserves of $5,080 and $3,385	433,228	396,177
Accounts receivable — unbilled	35,777	30,929
Income taxes receivable	21,124	7,310
Prepaid expenses and other current assets	49,351	52,819
Total current assets	600,263	561,907
Property and equipment, net	137,493	137,830
Capitalized software, net	31,033	32,483
Goodwill	401,152	376,302
Intangible assets, net	117,732	102,358
Deferred contract costs, net	17,782	19,126
Deferred compensation plan assets	21,519	19,310
Deferred income taxes	5,204	11,058
Other assets	10,635	11,184
Total assets	$1,342,813	$1,271,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$135,704	$155,411
Accrued compensation and benefits	74,975	99,700
Deferred revenue	80,429	77,642
Income taxes payable	2,577	11,709
Long-term debt, current portion	329	356
Other liabilities	13,343	11,562
Total current liabilities	307,357	356,380
Deferred revenue, less current portion	47,873	52,954
Deferred income taxes	7,347	6,546
Long-term debt	286,017	210,618
Deferred compensation plan liabilities, less current portion	21,575	20,635
Other liabilities	9,203	8,726
Total liabilities	679,372	655,859
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,906 and 65,437 shares issued and outstanding at March 31, 2016 and September 30, 2015, at stated amount, respectively	455,441	446,132
Accumulated other comprehensive income/(loss)	(24,984)	(22,365)
Retained earnings	228,834	188,611
Total MAXIMUS shareholders’ equity	659,291	612,378
Noncontrolling interests	4,150	3,321
Total equity	663,441	615,699
Total liabilities and equity	$1,342,813	$1,271,558

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$76,223	$81,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	25,859	23,706
Amortization of intangible assets	6,411	2,907
Deferred income taxes	(327)	(10,134)
Stock compensation expense	9,151	8,436
Change in assets and liabilities:
Accounts receivable — billed and billable	(35,051)	(80,883)
Accounts receivable — unbilled	(4,851)	(2,311)
Prepaid expenses and other current assets	5,443	(6,043)
Deferred contract costs	810	(7,105)
Accounts payable and accrued liabilities	(19,949)	27,274
Accrued compensation and benefits	(14,211)	(12,263)
Deferred revenue	(2,009)	21,858
Income taxes	(22,597)	19,583
Other assets and liabilities	(3,038)	(4,337)
Cash provided by operating activities	21,864	62,066
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(19,836)	(47,473)
Acquisition of businesses, net of cash acquired	(41,812)	—
Other	210	282
Cash used in investing activities	(61,438)	(47,191)
Cash flows from financing activities:
Cash dividends paid	(5,860)	(5,928)
Repurchases of common stock	(31,138)	(32,616)
Tax withholding related to RSU vesting	(11,597)	(12,453)
Expansion of credit facility	—	(1,444)
Borrowings under credit facility	130,563	—
Repayment of credit facility and other long-term debt	(55,219)	(74)
Cash provided by/(used in) financing activities	26,749	(52,515)
Effect of exchange rate changes on cash and cash equivalents	(1,064)	(5,937)
Net decrease in cash and cash equivalents	(13,889)	(43,577)
Cash and cash equivalents, beginning of period	74,672	158,112
Cash and cash equivalents, end of period	$60,783	$114,535
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	75,394	829	76,223
Foreign currency translation	—	—	(2,625)	—	—	(2,625)
Interest rate hedge, net of income taxes	—	—	6	—	—	6
Cash dividends	—	—	—	(5,860)	—	(5,860)
Dividends on RSUs	—	172	—	(172)	—	—
Repurchases of common stock	(543)	—	—	(29,139)	—	(29,139)
Stock compensation expense	—	9,151	—	—	—	9,151
Tax withholding related to RSU vesting	—	(14)	—	—	—	(14)
RSUs vested	12	—	—	—	—	—
Balance at March 31, 2016	64,906	$455,441	$(24,984)	$228,834	$4,150	$663,441

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	80,669	709	81,378
Foreign currency translation	—	—	(21,033)	—	—	(21,033)
Cash dividends	—	—	—	(5,928)	—	(5,928)
Dividends on RSUs	—	196	—	(196)	—	—
Dividends to noncontrolling interests	—	—	—	—	(75)	(75)
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	8,436	—	—	—	8,436
Tax withholding related to RSU vesting	—	(116)	—	—	—	(116)
RSUs vested	11	—	—	—	—	—
Balance at March 31, 2015	65,871	$438,373	$(20,803)	$169,802	$857	$588,229
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2016 and 2015
In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.
1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain reclassifications have been made from the prior fiscal year to conform with current presentation. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard reduces the complexity of deferred taxation disclosure by showing deferred income tax balances as noncurrent. We have adopted this standard and have updated our September 30, 2015 balance sheet as if we had adopted this standard at that time. As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015, our balance sheet held $19 million of current deferred tax assets, $0.7 million of noncurrent deferred tax assets included in "Other Assets" and $15.2 million of noncurrent deferred tax liabilities. These balances have been reclassified to record $11.1 million and $6.5 million of noncurrent deferred tax assets and liabilities, respectively.
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

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Revenue:
Health Services	$330,567	100%	$270,918	100%	$622,470	100%	$514,488	100%
U.S. Federal Services	150,191	100%	99,465	100%	295,476	100%	207,194	100%
Human Services	125,695	100%	111,411	100%	245,229	100%	227,155	100%
Total	$606,453	100%	$481,794	100%	$1,163,175	100%	$948,837	100%
Gross profit:
Health Services	$82,717	25.0%	$69,873	25.8%	$134,689	21.6%	$129,720	25.2%
U.S. Federal Services	33,421	22.3%	22,014	22.1%	61,659	20.9%	47,582	23.0%
Human Services	31,529	25.1%	32,458	29.1%	61,534	25.1%	66,310	29.2%
Total	$147,667	24.3%	$124,345	25.8%	$257,882	22.2%	$243,612	25.7%
Selling, general and administrative expense:
Health Services	$25,803	7.8%	$28,397	10.5%	$50,967	8.2%	$50,404	9.8%
U.S. Federal Services	18,438	12.3%	12,377	12.4%	35,960	12.2%	24,627	11.9%
Human Services	21,735	17.3%	18,523	16.6%	42,633	17.4%	36,222	15.9%
Other	—	NM	95	NM	650	NM	100	NM
Total	$65,976	10.9%	$59,392	12.3%	$130,210	11.2%	$111,353	11.7%
Operating income:
Health Services	$56,914	17.2%	$41,476	15.3%	$83,722	13.4%	$79,316	15.4%
U.S. Federal Services	14,983	10.0%	9,637	9.7%	25,699	8.7%	22,955	11.1%
Human Services	9,794	7.8%	13,935	12.5%	18,901	7.7%	30,088	13.2%
Amortization of intangible assets	(3,262)	NM	(1,432)	NM	(6,411)	NM	(2,907)	NM
Acquisition-related expenses (2)	(529)	NM	(1,514)	NM	(575)	NM	(2,114)	NM
Other	—	NM	(95)	NM	(650)	NM	(100)	NM
Total	$77,900	12.8%	$62,007	12.9%	$120,686	10.4%	$127,238	13.4%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
Acquisition-related expenses are costs directly incurred from the purchases of Ascend Management Innovations, LLC (Ascend) and Assessments Australia in fiscal year 2016 and the purchase of Acentia in fiscal year 2015, as well as other transaction-related activity. Refer to Note 4 for details regarding the acquisitions.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2016	2015	2016	2015
Basic weighted average shares outstanding	65,760	65,862	65,872	65,899
Dilutive effect of employee stock options and unvested RSUs	319	1,125	324	1,048
Denominator for diluted earnings per share	66,079	66,987	66,196	66,947
For the three and six months ended March 31, 2016, 20,000 and 14,000 unvested restricted stock units (RSUs), respectively, have been excluded from the calculation of diluted earnings per share, as the effect of including them would have been anti-dilutive. No unvested RSUs were excluded from the calculation for the same periods in 2015.
4. Business combinations
Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly-owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend Management Innovations, LLC ("Ascend"), a provider of independent, specialized health assessments and data management tools to government agencies in the United States. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. The consideration is comprised of $39.3 million in cash and contingent consideration of $5.0 million, which will be earned if specific existing contracts are retained by MAXIMUS prior to December 31, 2017. We have performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the Statement of Operations. This business will be integrated into our Health Services Segment. Management has estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $16.4 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination. At this time, the purchase price is still subject to a working capital evaluation, which may result in a change to the purchase price. We have not yet completed our evaluation of the fair value of all of the assets and liabilities acquired and the fair value of the contingent consideration.

We incurred approximately $0.4 million in acquisition related expenses to Ascend. Ascend contributed approximately $2.1 million of revenue and $0.2 million operating income for the three and six months ended March 31, 2016.

Assessments Australia
On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia." We acquired Assessments Australia to expand our service offerings within Australia. The consideration is comprised of $2.6 million in cash and contingent consideration of $0.6 million to the sellers of Assessments Australia if contracts with a specific government agency are won by MAXIMUS prior to December 2017. We have performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the Statement of Operations. This business has been integrated into our Human Services Segment. Management has estimated goodwill and intangible assets acquired as $2.6 million and $0.4 million, respectively, but the allocation of the fair value of the consideration has not been completed at this time and the purchase price is still subject to adjustments related to working capital and the finalization of our estimate of the fair value of contingent consideration. We believe that the goodwill represents the value of the assembled workforce of Assessments Australia, as well as the enhanced capabilities which the business will provide us.

Our provisional allocation of fair value for both the Ascend and Assessments Australia acquisitions, updated through March 31, 2016, are shown below.

	Assets acquired as of respective acquisition dates
(dollars in thousands)	Ascend	Assessments Australia
Cash, net of cash acquired	$39,273	$2,569
Contingent consideration obligations	2,915	110
Fair value of consideration	$42,188	$2,679

Billed and unbilled receivables	$4,069	$507
Other assets	251	184
Property and equipment	660	206
Intangible assets	22,300	365
Total identifiable assets acquired	27,280	1,262
Accounts payable and other liabilities	1,502	674
Deferred revenue	—	479
Total liabilities assumed	1,502	1,153
Net identifiable assets acquired	25,778	109
Goodwill	16,410	2,570
Net assets acquired	$42,188	$2,679
The valuation of the intangible assets acquired is summarized below:

	Ascend		Assessments Australia
(dollars in thousands)	Useful life	Fair value	Useful life	Fair value
Customer relationships	19 years	$20,400	6 years	$365
Trade name	1 year	1,700		—
Technology-based intangible assets	8 years	200		—
Total intangible assets		$22,300		$365
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

We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date. During fiscal year 2016, we have completed our identification of tax assets and liabilities as of the acquisition date.

(dollars in thousands)	Updated through September 30, 2015	Adjustments	Updated through March 31, 2016
Estimated purchase consideration, net of cash acquired	$293,504	$—	$293,504
Billed and unbilled receivables	$35,333	$—	$35,333
Other assets	5,050	(1,959)	3,091
Property and equipment	2,140	—	2,140
Intangible assets — customer relationships	69,900	—	69,900
Total identifiable assets acquired	112,423	(1,959)	110,464
Accounts payable and other liabilities	32,426	(1,076)	31,350
Deferred revenue	251	—	251
Capital lease obligations	567	—	567
Deferred tax liabilities	—	6,741	6,741
Total liabilities assumed	33,244	5,665	38,909
Net identifiable assets acquired	79,179	(7,624)	71,555
Goodwill	214,325	7,624	221,949
Net assets acquired	$293,504	$—	$293,504
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
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over 14 years.
5. Goodwill
Changes in goodwill for the six months ended March 31, 2016 are as follows:

(dollars in thousands)	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2015	$113,427	$220,524	$42,351	$376,302
Acquisition of Ascend	16,410	—	—	16,410
Acquisition of Assessments Australia	—	—	2,570	2,570
Adjustment to goodwill acquired with Acentia	—	7,624	—	7,624
Foreign currency translation	(2,859)	—	1,105	(1,754)
Balance as of March 31, 2016	$126,978	$228,148	$46,026	$401,152

6. Supplemental disclosures
During the six months ended March 31, 2016 and 2015, we made income tax payments of $68.6 million and $37.6 million, respectively.
At March 31, 2016, we held cash and cash equivalents of $60.8 million. Approximately $47 million of these funds are denominated in foreign currencies and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $2.6 million in the six months ended March 31, 2016, including a $1.1 million decline in our cash and cash equivalents balance and a $1.8 million decline in our goodwill balance. These declines were recorded as losses in our Statement of Comprehensive Income.

Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the six months ended March 31, 2016 and 2015, we repurchased 0.5 million and 0.8 million common shares at a cost of $29.1 million and $30.6 million, respectively. At March 31, 2016, $139.4 million remained available for future stock repurchases.
Our deferred compensation plan assets include $10.6 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
In fiscal 2016, we granted 0.5 million RSUs to our employees. The majority of these awards will vest ratably over five years.
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
7. Debt
On March 9, 2015, we entered into an amendment to our unsecured credit agreement (the “Credit Agreement”). The Credit Agreement, as amended, provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and letters of credit (subject to a sublimit of $30 million). The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. The arrangement will terminate on March 9, 2020, at which time all outstanding borrowings must be repaid.
The Credit Agreement permits us to make borrowings in currencies other than the United States Dollar. At March 31, 2016, we have U.S. Dollar borrowings of $281.5 million and Canadian Dollar borrowings of $3.7 million (4.8 million Canadian Dollars). In addition to borrowings under the Credit Facility, we have an outstanding loan of $0.8 million (1.1 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 25 remaining quarterly installments.
At March 31, 2016, we held three letters of credit under the Credit Agreement totaling $0.7 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of March 31, 2016. Our obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the Credit Agreement, exceeds 2.5:1.0, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. There are no restrictions on our dividend payments if our leverage ratio is less than 2.5:1.0. At March 31, 2016, our total leverage ratio was less than 1.0:1.0.
During the six months ended March 31, 2016, we made interest payments of $1.7 million.

8. Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the likely effects on our business.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. This standard would be effective during our 2017 fiscal year. We have elected to early adopt this standard in our current fiscal year.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will change the manner in which we will present our leasing arrangements. This standard would be effective during our 2020 fiscal year, although early adoption is permitted. We are evaluating the likely effects on our business.
9. Subsequent event
On April 8, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on May 31, 2016 to shareholders of record on May 13, 2016.

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
Business Overview
We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People®. We are one of the largest pure-play health and human services BPS providers to governments in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and New Zealand. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes, and enhance the quality of services provided to program beneficiaries.
Over the past five years, our business has grown significantly. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health and human services and the need for governments to operate programs effectively and efficiently. This growth has been driven by reform efforts in the United States, including the Affordable Care Act (ACA), as well as internationally with various programs in the United Kingdom and Australia.
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
We have completed four acquisitions since March 2015:

•	In April 2015, we acquired 100% of Acentia, LLC (Acentia), a provider of services to the U.S. Federal Government. This business has been integrated into our U.S. Federal Services Segment.

•	In April 2015, we acquired 70% of Remploy, a business providing services to the United Kingdom government. This business has been integrated into our Human Services Segment.

•	In December 2015, we acquired 100% of the share capital of three companies doing business as "Assessments Australia." This business has been integrated into our Human Services Segment.

•	In February 2016, we acquired 100% of the share capital of Ascend Management Innovations, LLC (Ascend), which has been integrated into our Health Services Segment.
We believe that all four of these acquisitions will allow us to expand our service offerings.
Financial Overview
Our results for the three and six months ended March 31, 2016 have been driven by the following:

•	Our acquisitions, notably Acentia and Remploy, which have increased revenue, profit and intangible asset amortization;

•
Our Health Assessment and Advisory Services (HAAS) contract in the United Kingdom, which commenced in fiscal year 2015 and, after experiencing difficulties during the ramp-up phase of the contract, has attained profitability;

•	The timing of a single contract amendment in the Health Services Segment where we had operated without a contract for several months; and

•	The detrimental effect caused by the strength of the United States Dollar in comparison to the other currencies we utilize.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Revenue	$606,453	$481,794	$1,163,175	$948,837
Cost of revenue	458,786	357,449	905,293	705,225
Gross profit	147,667	124,345	257,882	243,612
Gross profit percentage	24.3%	25.8%	22.2%	25.7%
Selling, general and administrative expenses	65,976	59,392	130,210	111,353
Selling, general and administrative expense as a percentage of revenue	10.9%	12.3%	11.2%	11.7%
Amortization of intangible assets	3,262	1,432	6,411	2,907
Acquisition-related expenses	529	1,514	575	2,114
Operating income	77,900	62,007	120,686	127,238
Operating margin	12.8%	12.9%	10.4%	13.4%
Interest expense	1,273	—	2,262	—
Other income, net	2,209	219	3,340	1,120
Income before income taxes	78,836	62,226	121,764	128,358
Provision for income taxes	29,495	23,198	45,541	46,980
Effective tax rate	37.4%	37.3%	37.4%	36.6%
Net income	49,341	39,028	76,223	81,378
Income attributable to noncontrolling interests	556	220	829	709
Net income attributable to MAXIMUS	$48,785	$38,808	$75,394	$80,669
Basic earnings per share attributable to MAXIMUS	$0.74	$0.59	$1.14	$1.22
Diluted earnings per share attributable to MAXIMUS	$0.74	$0.58	$1.14	$1.20
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three and six months ended March 31, 2016 and 2015 are summarized below, respectively.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for the three months ended March 31, 2015	$481,794		$357,449		$124,345
Organic growth	62,510	13.0%	55,554	15.5%	6,956	5.6%
Acquired growth	72,775	15.1%	54,927	15.4%	17,848	14.4%
Currency effect compared to the prior period	(10,626)	(2.2)%	(9,144)	(2.6)%	(1,482)	(1.2)%
Balance for the three months ended March 31, 2016	$606,453	25.9%	$458,786	28.4%	$147,667	18.8%

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for the six months ended March 31, 2015	$948,837		$705,225		$243,612
Organic growth	100,084	10.5%	115,508	16.4%	(15,424)	(6.3)%
Acquired growth	140,050	14.8%	106,025	15.0%	34,025	14.0%
Currency effect compared to the prior period	(25,796)	(2.7)%	(21,465)	(3.0)%	(4,331)	(1.8)%
Balance for the six months ended March 31, 2016	$1,163,175	22.6%	$905,293	28.4%	$257,882	5.9%
Revenue for the three and six month periods ended March 31, 2016 increased 26% and 23%, respectively, compared to the same periods in fiscal year 2015.

•
Organic growth was 13% and 11% of this growth, respectively. It was principally driven by contracts in our Health Services Segment. Much of our organic growth is from contracts in the ramp-up phase which causes the gross profit to lag in the initial year of contract performance.

•	Revenue from acquisitions contributed approximately a 15% increase over the prior year, principally from Acentia.

•
The detrimental currency effect has been driven by the strength of the United States Dollar against other currencies utilized by our foreign subsidiaries. We have recorded lower revenues where other currencies are utilized than would have been the case if currency rates had remained stable.

Cost of revenue for the three and six month periods ended March 31, 2016 increased 28% compared to the same periods in fiscal year 2015. Cost of revenue consists of direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. The majority of costs are labor-related and are typically correlated with revenue. Costs in our Health and Human Services Segments were driven higher by projects in ramp-up, where we incur costs in preparing the contract and do not have the efficiency from a contract running at fully capacity with an experienced workforce.
Gross profit for the three and six month periods ended March 31, 2016 increased 19% and 5.9%, respectively, compared to the same periods in fiscal year 2015. Our gross profit margin for these periods was 24.3% and 22.2%, both decreasing from 25.8% and 25.7% in the prior fiscal year. Profit margins have declined or remained steady in all three segments.
Selling, general and administrative expense (SG&A) for the three and six month periods ended March 31, 2016 increased 11% and 17%, respectively, compared to the same periods in fiscal year 2015. SG&A consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources which are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. The majority of our increase in costs relate directly to the Acentia and Remploy businesses, whose acquisitions included a necessary increase in the level of administrative expense. These costs have been allocated to the U.S. Federal Services and Human Services Segments as appropriate. In addition, our expenses for the six months ended March 31, 2016 include additional expenses related to our investments in infrastructure, which commenced in fiscal year 2015.

As noted above, we have made four acquisitions over the course of the twelve-month period ended March 31, 2016. These acquisitions have driven the following charges in our statements of operations:

•
We have incurred costs related to the acquisition of these entities; typically legal fees, third-party due diligence and costs related to the valuation of intangible assets. Expenses in 2016 relate principally to Ascend; those in 2015 relate principally to Acentia.

•
The acquisitions of Acentia and Ascend were funded using our credit facility, which we had previously not utilized to any significant effect. Accordingly, our interest expense has increased year-over-year.

•
Our acquisition of Acentia included the addition of $69.9 million of intangible assets, which are being amortized over fourteen years. The other acquisitions also generated intangible assets. Our charge related to the amortization of intangible assets has increased by approximately $1.8 million per fiscal quarter.

Our other income is typically provided through interest income on our overseas cash balances, which have declined with the acquisitions of Remploy and Assessments Australia. In the three and six months ended March 31, 2016, we received a short-term benefit from a favorable foreign exchange fluctuation on an inter-company transaction. This transaction has been settled in the third quarter of fiscal year 2016 and future benefits from other income are not expected to be significant.
Our year-to-date effective tax rate for the 2016 fiscal year is 37.4%, an increase over the prior year period. The acquisition of Acentia and our organic growth has resulted in an increasing share of our income being realized in the United States, where we incur higher tax rates than other jurisdictions in which we operate. We anticipate that our full year tax rate will be between 37% and 39%, with a bias towards the lower end of this range.
Health Services Segment
The Health Services Segment provides a variety of business process services, as well as related consulting services for state, provincial and national government programs. These services support programs like Medicaid, the Children's Health Insurance Program and the Affordable Care Act in the U.S.; Health Insurance BC (British Columbia) in Canada; and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$330,567	$270,918	$622,470	$514,488
Cost of revenue	247,850	201,045	487,781	384,768
Gross profit	82,717	69,873	134,689	129,720
Operating income	56,914	41,476	83,722	79,316
Gross profit percentage	25.0%	25.8%	21.6%	25.2%
Operating margin percentage	17.2%	15.3%	13.4%	15.4%
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$270,918		$201,045		$69,873
Organic growth	63,030	23.3%	50,018	24.9%	13,012	18.6%
Acquired growth	2,090	0.8%	1,614	0.8%	476	0.7%
Currency effect compared to the prior period	(5,471)	(2.0)%	(4,827)	(2.4)%	(644)	(0.9)%
Balance for respective period in fiscal year 2016	$330,567	22.0%	$247,850	23.3%	$82,717	18.4%

Revenue for the three month period ended March 31, 2016 increased by 22% compared to the same period in fiscal year 2015. Cost of revenue increased by 23%, resulting in a decline in the gross profit margin from 26% to 25%.

•
The principal driver of increased revenue and cost of revenue was the HAAS contract, which commenced in March 2015. As we have previously noted, the ramp-up phase of this contract experienced challenges in the recruitment, retention and productivity of health care professionals, resulting in reduced fees from performance incentives within the contract. During the three month period, we have received contract modifications, resulting in a benefit to revenue and pre-tax income of approximately $6.6 million related to prior periods on this contract.

•
In the second fiscal quarter, we recorded $8.6 million of revenue for U.S.-based work performed in the first fiscal quarter of the year. We commenced work and incurred costs through December 2015 but could not recognize revenue until a contract amendment was signed. This additional revenue, with only a single quarter of costs, had a beneficial effect on our profit margin.

•
The United Kingdom Fit For Work contract commenced in fiscal year 2015. This contract has incurred significant costs but anticipated revenue, which was to be driven by increased volumes, has not materialized. Along with our client, we are exploring all options including right-sizing the contract and possible termination. Until this occurs, we have taken steps to mitigate losses through cost management and changes in processes.

•	Our organic revenue and cost growth has been mitigated through declines in the value of the British Pound and Canadian Dollar against the United States Dollar.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$514,488		$384,768		$129,720
Organic growth	117,116	22.8%	110,700	28.8%	6,416	4.9%
Acquired growth	2,090	0.4%	1,614	0.4%	476	0.4%
Currency effect compared to the prior period	(11,224)	(2.2)%	(9,301)	(2.4)%	(1,923)	(1.5)%
Balance for respective period in fiscal year 2016	$622,470	21.0%	$487,781	26.8%	$134,689	3.8%
For the six months ended March 31, 2016, revenue and costs of service have increased by 21% and 27%, respectively, to the comparative period in fiscal year 2015. These increases have been driven by the HAAS contract offset by the detrimental effect of exchange rates.
We expect that a combination of improved operational performance and contract amendments will result in improved profitability for the HAAS contract over the remainder of fiscal year 2016.

U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, system development, software development and program management for various civilian U.S. federal programs.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$150,191	$99,465	$295,476	$207,194
Cost of revenue	116,770	77,451	233,817	159,612
Gross profit	33,421	22,014	61,659	47,582
Operating income	14,983	9,637	25,699	22,955
Gross profit percentage	22.3%	22.1%	20.9%	23.0%
Operating margin percentage	10.0%	9.7%	8.7%	11.1%
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$99,465		$77,451		$22,014
Organic growth	(2,284)	(2.3)%	(1,825)	(2.4)%	(459)	(2.1)%
Acquired growth	53,010	53.3%	41,144	53.1%	11,866	53.9%
Balance for respective period in fiscal year 2016	$150,191	51.0%	$116,770	50.8%	$33,421	51.8%
Revenue and costs of service for the three month period ended March 31, 2016 increased 51% compared to the same period in fiscal year 2015.

•	The principal driver of growth was the acquisition of Acentia, which occurred in April 2015.

•	As anticipated, the closure of a customer contact center in Boise, which had supported the ACA Federal Marketplace, was offset by a new subcontract which commenced in fiscal year 2015.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$207,194		$159,612		$47,582
Organic growth	(16,005)	(7.7)%	(6,650)	(4.2)%	(9,355)	(19.7)%
Acquired growth	104,287	50.3%	80,855	50.7%	23,432	49.2%
Balance for respective period in fiscal year 2016	$295,476	42.6%	$233,817	46.5%	$61,659	29.6%
For the six months ended March 31, 2016, revenue and costs of service have increased by 43% and 46%, respectively, to the comparative period in fiscal year 2015. These increases have been driven by the Acentia acquisition and the new federal subcontract, offset by the ACA Federal Marketplace and two contracts which were lost in our appeals and assessments work.

Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. The majority of our revenue in this Segment is earned in foreign jurisdictions.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$125,695	$111,411	$245,229	$227,155
Cost of revenue	94,166	78,953	183,695	160,845
Gross profit	31,529	32,458	61,534	66,310
Operating income	9,794	13,935	18,901	30,088
Gross profit percentage	25.1%	29.1%	25.1%	29.2%
Operating margin percentage	7.8%	12.5%	7.7%	13.2%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$111,411		$78,953		$32,458
Organic growth	1,763	1.6%	7,360	9.3%	(5,597)	(17.2)%
Acquired growth	17,675	15.9%	12,169	15.4%	5,506	17.0%
Currency effect compared to the prior period	(5,154)	(4.6)%	(4,316)	(5.5)%	(838)	(2.6)%
Balance for respective period in fiscal year 2016	$125,695	12.8%	$94,166	19.3%	$31,529	(2.9)%
Revenue for the three month period ended March 31, 2016 increased 13% compared to the same period in fiscal year 2015. Costs of service increased by 19%, resulting in a decline in the gross profit margin.

•	We have received the benefit of the acquisitions of Remploy and Assessments Australia.

•
The jobactive contract with the Australian government has commenced, resulting in increased organic revenues, offset by declines in our United Kingdom Work Program. The principal driver of costs is the jobactive contract, which is in its early stages and has reduced our gross profit margin by approximately 300 basis points year-over-year.

•	This growth has been tempered by foreign exchange rate fluctuations, most of which was caused by our Australian operations.

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2016 and 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$227,155		$160,845		$66,310
Organic growth	(1,027)	(0.5)%	11,458	7.1%	(12,485)	(18.8)%
Acquired growth	33,673	14.8%	23,556	14.6%	10,117	15.3%
Currency effect compared to the prior period	(14,572)	(6.4)%	(12,164)	(7.6)%	(2,408)	(3.6)%
Balance for respective period in fiscal year 2016	$245,229	8.0%	$183,695	14.2%	$61,534	(7.2)%
In addition to the factors noted above, this segment received a benefit of approximately $2.4 million in incremental revenue and profit during fiscal year 2015 due to a contract extension in Saudi Arabia.
We anticipate that profit margins will improve as the jobactive program completes its start-up phase. In addition, we note that the Australian Dollar has strengthened against the United States Dollar in recent weeks. If exchanges rates hold, we will see improvements in revenue and profit.
Liquidity and Capital Resources
Our principal source of liquidity remains our cash flows from operations. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure and our share repurchases. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of start-up operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our operating cash flows, we also use a credit facility. We have used this facility to fund our acquisitions of Acentia and Ascend, as well as short-term borrowings to cover immediate working capital needs. At March 31, 2016, we had outstanding borrowings of $285.2 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
At March 31, 2016, our foreign subsidiaries held $47 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows
The following table provides a summary of our cash flow information for the three months ended March 31, 2016 and 2015.

	Six Months Ended March 31,
(dollars in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$21,864	$62,066
Investing activities	(61,438)	(47,191)
Financing activities	26,749	(52,515)
Effect of exchange rate changes on cash and cash equivalents	(1,064)	(5,937)
Net decrease in cash and cash equivalents	$(13,889)	$(43,577)
Cash provided by operating activities was $21.9 million for the six months ended March 31, 2016, compared to $62.1 million in the prior fiscal year. This decline has been principally driven by the timing of tax payments, growth in receivables and the timing of other payments.
Days sales outstanding (DSO) at March 31, 2016 was 70 days, compared with 67 days at September 30, 2015. This increase of three days equates to approximately $26 million of reduced cash flows. The increase in DSOs reflects the timing of payments as well as delays in payment from contracts with states in the U.S. Historically we have experienced significant delays from customers in payment but have ultimately succeeded in recovering receivables. Since March 2016, we have collected approximately $25 million of past-due invoices from a single customer. We believe that our DSO for the remainder of the year will more likely run toward the lower end of our stated target range of 65 to 80 days. With improved cash collections and benefits from our working capital, we continue to anticipate operating cash flows of approximately $200 million for the full fiscal year.
Cash used in investing activities for the six months ended March 31, 2016 was $61.4 million, principally driven by the acquisitions of Ascend and Assessments Australia. During fiscal year 2015, significant investment was made in domestic and foreign infrastructure. Investing activity has returned to normal levels in fiscal year 2016.
Cash flows from financing activities in the six months ended March 31, 2016 include the net borrowing of $75.3 million from our revolving credit facility offset by $31.1 million of repurchases of our common stock.
The detrimental effect of exchange rates on cash and cash equivalents of $1.1 million in the 2016 fiscal year primarily reflects the strengthening of the United States Dollar against all of the foreign currencies we use.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(dollars in thousands)	2016	2015
Cash provided by operating activities	$21,864	$62,066
Purchases of property and equipment and capitalized software costs	(19,836)	(47,473)
Free cash flow	$2,028	$14,593

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. On an ongoing basis we evaluate our estimates, including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and other long-lived assets, and amounts related to contingencies and income tax liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
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
During the six months ended March 31, 2016, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission on November 16, 2015.
Non-GAAP measures
We utilize non‑GAAP measures where we believe it will assist the user of our financial statements in understanding our business. The presentation of these measures is meant to complement, and not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as alternatives to revenue growth, cash flows from operations or net income as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
During the past twelve months, we have acquired Acentia, Ascend, Assessments Australia and Remploy. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
In the first six months of fiscal year 2016, 29% of our business has been generated outside the United States. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. We provide constant currency revenue movement as a useful basis for assessing this. To calculate constant currency revenue movement, we determine the current year’s revenue for all foreign businesses using the exchange rates in the prior year.
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and routine capital expenditure and excludes the cash flow effects of acquisitions, share repurchases, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operating activities.
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide days sales outstanding, or DSO. We calculate DSO by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days.
During fiscal year 2016, we have utilized our credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business, excluding the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of EBITA is a step in calculating EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to EBITA and EBITDA as follows:

	Six Months Ended March 31,
(dollars in thousands)	2016	2015
Net income attributable to MAXIMUS	$75,394	$80,669
Interest expense/(income)	1,761	(796)
Provision of income taxes	45,541	46,980
Amortization of intangible assets	6,411	2,907
Stock compensation expense	9,151	8,436
Acquisition-related expenses	575	2,114
EBITA	138,833	140,310
Depreciation and amortization of property, plant, equipment and capitalized software	25,859	23,706
EBITDA	$164,692	$164,016
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
We are exposed to market rate risk on interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At March 31, 2016, we had borrowings under our credit facility of $285.2 million and we had an interest rate swap agreement fixing a notional $96.7 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at March 31, 2016 was 0.43%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia, Canada and New Zealand. At March 31, 2016, we held net assets in functional currencies other than the U.S. Dollar of $193.7 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $19.4 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
Item 4.                   Controls and Procedures.
(a)                                 Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)                                 Changes in Internal Control over Financial Reporting
In February 2016, we acquired Ascend Management Innovations, LLC (“Ascend”). We have reviewed and identified the existing key controls in this entity and we are in the process of integrating this entity into our existing control environment.
With the exception of the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings.
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the United States Federal Government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or disbarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by state, local and foreign governments for taxes. We are also involved in various claims, arbitrations and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

MAXIMUS, INC.

Date: May 6, 2016	By:	/s/ Richard J. Nadeau
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

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the year ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.