Form 10-Q
period 2016-06-30
MAXIMUS INC
filed 2016-08-04
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 64,891,843 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2016

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	difficulties in integrating acquired businesses;

•	the outcome of reviews or audits, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to manage start-up costs and capital investments incurred before receiving related contract payments;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	the costs and outcome of litigation;

•	matters related to business we have disposed of or divested; and

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue	$617,094	$572,301	$1,780,269	$1,521,138
Cost of revenue	465,715	428,503	1,371,008	1,133,728
Gross profit	151,379	143,798	409,261	387,410
Less:
Selling, general and administrative expenses	69,706	66,997	199,916	178,350
Amortization of intangible assets	3,517	3,275	9,928	6,182
Acquisition-related expenses	—	2,459	575	4,573
Add:
Gain on sale of a business	6,453	—	6,453	—
Operating income	84,609	71,067	205,295	198,305
Less:
Interest expense	1,029	689	3,291	689
Add:
Other income, net	62	8	3,402	1,128
Income before income taxes	83,642	70,386	205,406	198,744
Provision for income taxes	30,892	28,127	76,433	75,108
Net income	52,750	42,259	128,973	123,636
Income attributable to noncontrolling interests	525	593	1,354	1,302
Net income attributable to MAXIMUS	$52,225	$41,666	$127,619	$122,334
Basic earnings per share attributable to MAXIMUS	$0.79	$0.63	$1.94	$1.86
Diluted earnings per share attributable to MAXIMUS	$0.79	$0.62	$1.93	$1.83
Dividends paid per share	$0.045	$0.045	$0.135	$0.135
Weighted average shares outstanding:
Basic	65,766	65,901	65,836	65,900
Diluted	66,194	67,098	66,200	67,003
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$52,750	$42,259	$128,973	$123,636
Foreign currency translation adjustments	(9,354)	8,339	(11,979)	(12,694)
Interest rate hedge, net of income taxes of $8, $15, $4 and $15	(11)	(23)	(5)	(23)
Comprehensive income	43,385	50,575	116,989	110,919
Comprehensive income attributable to noncontrolling interests	525	593	1,354	1,302
Comprehensive income attributable to MAXIMUS	$42,860	$49,982	$115,635	$109,617
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,609	$74,672
Accounts receivable — billed and billable, net of reserves of $5,173 and $3,385	421,132	396,177
Accounts receivable — unbilled	36,331	30,929
Income taxes receivable	5,072	7,310
Prepaid expenses and other current assets	50,073	52,819
Total current assets	563,217	561,907
Property and equipment, net	136,295	137,830
Capitalized software, net	30,983	32,483
Goodwill	398,929	376,302
Intangible assets, net	112,966	102,358
Deferred contract costs, net	17,068	19,126
Deferred compensation plan assets	22,015	19,310
Deferred income taxes	5,047	11,058
Other assets	11,573	11,184
Total assets	$1,298,093	$1,271,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$133,162	$155,411
Accrued compensation and benefits	78,086	99,700
Deferred revenue	70,302	77,642
Income taxes payable	8,401	11,709
Long-term debt, current portion	326	356
Other liabilities	10,585	11,562
Total current liabilities	300,862	356,380
Deferred revenue, less current portion	43,875	52,954
Deferred income taxes	5,757	6,546
Long-term debt	210,683	210,618
Deferred compensation plan liabilities, less current portion	22,801	20,635
Other liabilities	8,594	8,726
Total liabilities	592,572	655,859
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,892 and 65,437 shares issued and outstanding at June 30, 2016 and September 30, 2015, at stated amount, respectively	460,409	446,132
Accumulated other comprehensive income/(loss)	(34,349)	(22,365)
Retained earnings	275,846	188,611
Total MAXIMUS shareholders’ equity	701,906	612,378
Noncontrolling interests	3,615	3,321
Total equity	705,521	615,699
Total liabilities and equity	$1,298,093	$1,271,558

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$128,973	$123,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and capitalized software	39,246	37,617
Amortization of intangible assets	9,928	6,182
Deferred income taxes	(1,747)	(8,921)
Stock compensation expense	13,818	12,785
Gain on sale of a business	(6,453)	—
Change in assets and liabilities:
Accounts receivable — billed and billable	(27,469)	(81,430)
Accounts receivable — unbilled	(5,556)	2,209
Prepaid expenses and other current assets	4,378	(3,496)
Deferred contract costs	956	(7,390)
Accounts payable and accrued liabilities	(20,617)	45,064
Accrued compensation and benefits	(9,974)	(4,546)
Deferred revenue	(11,703)	32,424
Income taxes	(965)	37,476
Other assets and liabilities	(4,683)	(10,630)
Cash provided by operating activities	108,132	180,980
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(34,103)	(73,167)
Acquisition of businesses, net of cash acquired	(46,736)	(289,612)
Proceeds from the sale of a business	5,515	—
Other	381	406
Cash used in investing activities	(74,943)	(362,373)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(8,780)	(8,891)
Repurchases of common stock	(33,335)	(32,616)
Tax withholding related to RSU vesting	(11,597)	(12,451)
Expansion of credit facility	—	(1,444)
Borrowings under credit facility	139,823	255,993
Repayment of credit facility and other long-term debt	(139,817)	(90,112)
Tax provision due to option exercises and restricted stock units vesting	—	(1,208)
Stock option exercises	205	521
Other	(533)	(75)
Cash (used in)/provided by financing activities	(54,034)	109,717
Effect of exchange rate changes on cash and cash equivalents	(3,218)	(4,559)
Net decrease in cash and cash equivalents	(24,063)	(76,235)
Cash and cash equivalents, beginning of period	74,672	158,112
Cash and cash equivalents, end of period	$50,609	$81,877
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	127,619	1,354	128,973
Foreign currency translation	—	—	(11,979)	—	—	(11,979)
Interest rate hedge, net of income taxes	—	—	(5)	—	—	(5)
Cash dividends	—	—	—	(8,780)	(1,060)	(9,840)
Dividends on RSUs	—	268	—	(268)	—	—
Repurchases of common stock	(587)	—	—	(31,336)	—	(31,336)
Stock compensation expense	—	13,818	—	—	—	13,818
Tax withholding related to RSU vesting	—	(14)	—	—	—	(14)
Stock options exercised and RSUs vested	42	205	—	—	—	205
Balance at June 30, 2016	64,892	$460,409	$(34,349)	$275,846	$3,615	$705,521

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	122,334	1,302	123,636
Foreign currency translation	—	—	(12,694)	—	—	(12,694)
Interest rate hedge, net of income taxes	—	—	(23)	—	—	(23)
Cash dividends	—	—	—	(8,891)	(75)	(8,966)
Dividends on RSUs	—	296	—	(296)	—	—
Repurchases of common stock	(753)	—	—	(30,618)	—	(30,618)
Stock compensation expense	—	12,785	—	—	—	12,785
Stock compensation tax benefit	—	(1,208)	—	—	—	(1,208)
Tax withholding related to RSU vesting	—	(116)	—	—	—	(116)
Stock options exercised and RSUs vested	72	521	—	—	—	521
Addition of noncontrolling interest from acquisition	—	—	—	—	896	896
Balance at June 30, 2015	65,932	$442,135	$(12,487)	$208,404	$2,346	$640,398
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2016 and 2015
In these Notes to Unaudited Consolidated Financial Statements, the terms “Company,” “MAXIMUS,” “us,” “we” or “our” refer to MAXIMUS, Inc. and its subsidiaries.
1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain reclassifications have been made from the prior fiscal year to conform with current presentation. In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard reduces the complexity of deferred taxation disclosure by showing deferred income tax balances as noncurrent. We adopted this standard and updated our September 30, 2015 balance sheet as if we had adopted this standard at that time. As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015, our balance sheet held $19 million of current deferred tax assets, $0.7 million of noncurrent deferred tax assets included in "Other Assets" and $15.2 million of noncurrent deferred tax liabilities. These balances have been reclassified to record $11.1 million and $6.5 million of noncurrent deferred tax assets and liabilities, respectively.
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

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
Revenue:
Health Services	$333,699	100%	$298,549	100%	$956,169	100%	$813,037	100%
U.S. Federal Services	149,601	100%	141,011	100%	445,077	100%	348,205	100%
Human Services	133,794	100%	132,741	100%	379,023	100%	359,896	100%
Total	$617,094	100%	$572,301	100%	$1,780,269	100%	$1,521,138	100%
Gross profit:
Health Services	$76,775	23.0%	$69,813	23.4%	$211,464	22.1%	$199,533	24.5%
U.S. Federal Services	38,980	26.1%	34,780	24.7%	100,639	22.6%	82,362	23.7%
Human Services	35,624	26.6%	39,205	29.5%	97,158	25.6%	105,515	29.3%
Total	$151,379	24.5%	$143,798	25.1%	$409,261	23.0%	$387,410	25.5%
Selling, general and administrative expense:
Health Services	$26,345	7.9%	$25,343	8.5%	$77,312	8.1%	$75,747	9.3%
U.S. Federal Services	19,861	13.3%	19,244	13.6%	55,821	12.5%	43,871	12.6%
Human Services	21,373	16.0%	22,402	16.9%	64,006	16.9%	58,624	16.3%
Other (2)	2,127	NM	8	NM	2,777	NM	108	NM
Total	$69,706	11.3%	$66,997	11.7%	$199,916	11.2%	$178,350	11.7%
Operating income:
Health Services	$50,430	15.1%	$44,470	14.9%	$134,152	14.0%	$123,786	15.2%
U.S. Federal Services	19,119	12.8%	15,536	11.0%	44,818	10.1%	38,491	11.1%
Human Services	14,251	10.7%	16,803	12.7%	33,152	8.7%	46,891	13.0%
Amortization of intangible assets	(3,517)	NM	(3,275)	NM	(9,928)	NM	(6,182)	NM
Acquisition-related expenses (3)	—	NM	(2,459)	NM	(575)	NM	(4,573)	NM
Gain on sale of a business	6,453	NM	—	NM	6,453	NM	—	NM
Other (2)	(2,127)	NM	(8)	NM	(2,777)	NM	(108)	NM
Total	$84,609	13.7%	$71,067	12.4%	$205,295	11.5%	$198,305	13.0%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
During the three and nine months ended June 30, 2016, we incurred $2.1 million and $2.8 million, respectively, of legal costs related to a matter that occurred in fiscal year 2014, which is classified in Other SG&A expense.

(3)
Acquisition-related expenses are costs directly incurred from the purchases of Ascend Management Innovations, LLC (Ascend) and Assessments Australia in fiscal year 2016 and the purchase of Acentia in fiscal year 2015, as well as other transaction-related activity. Refer to Note 4 for details regarding the acquisitions.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2016	2015	2016	2015
Basic weighted average shares outstanding	65,766	65,901	65,836	65,900
Dilutive effect of employee stock options and unvested RSUs	428	1,197	364	1,103
Denominator for diluted earnings per share	66,194	67,098	66,200	67,003
No unvested RSUs were excluded from the calculation for any periods presented.
4. Business combinations and disposals
K-12 Education
On May 9, 2016, MAXIMUS, Inc. sold its K-12 Education business, which was previously part of the Company’s Human Services Segment. As a result of this transaction, we recorded a gain of approximately $6.5 million in the quarter ending June 30, 2016. The sale is still subject to a working capital adjustment. The K-12 Education business contributed revenue of $2.3 million and $3.5 million for the nine months ended June 30, 2016 and 2015, respectively. Our operating profit related to the business was not material. Included within our September 30, 2015 balance sheet are total assets of $1.5 million and total liabilities of $2.7 million related to the K-12 Education business.

Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly-owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend Management Innovations, LLC ("Ascend") for cash consideration of $44.0 million. Ascend is a provider of independent, specialized health assessments and data management tools to government agencies in the United States. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business has been integrated into our Health Services Segment. Management has estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.5 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination. At this time, the purchase price is still subject to a working capital evaluation, which may result in a change to the purchase price. We have not yet completed our evaluation of the fair value of all of the assets and liabilities acquired. We anticipate concluding our evaluation, excluding taxation balances, by September 30, 2016.

Our updated allocation of fair value for the Ascend acquisition, updated through June 30, 2016, is shown below.

(Amounts in thousands)	Purchase price allocation
Cash consideration, net of cash acquired	$44,010

Billed and unbilled receivables	$4,069
Other assets	407
Property and equipment and other assets	707
Intangible assets	22,300
Total identifiable assets acquired	27,483
Accounts payable and other liabilities	1,414
Deferred revenue	554
Total liabilities assumed	1,968
Net identifiable assets acquired	25,515
Goodwill	18,495
Net assets acquired	$44,010

The valuation of the intangible assets acquired is summarized below:

(Amounts in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Trade name	1 year	1,700
Technology-based intangible assets	8 years	200
Total intangible assets		$22,300

Assessments Australia

On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia." We acquired Assessments Australia to expand our service offerings within Australia. The consideration is comprised of $2.6 million in cash and contingent consideration of $0.6 million to the sellers of Assessments Australia if sufficient contracts with a specific government agency are won by MAXIMUS prior to December 2022. We have performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the Statement of Operations. This business has been integrated into our Human Services Segment. Management has estimated goodwill and intangible assets acquired as $2.9 million and $0.4 million, respectively, but the allocation of the fair value of the consideration has not been completed at this time and the purchase price is still subject to adjustments related to working capital and the finalization of our estimate of the fair value of contingent consideration. We anticipate concluding our evaluation, excluding taxation balances, by September 30, 2016. We believe that the goodwill represents the value of the assembled workforce of Assessments Australia, as well as the enhanced capabilities which the business will provide us.
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over 6 years.

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
We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia at the acquisition date. During fiscal year 2016, we completed our identification of tax assets and liabilities as of the acquisition date.

(dollars in thousands)	Updated through September 30, 2015	Adjustments	Updated through June 30, 2016
Estimated purchase consideration, net of cash acquired	$293,504	$—	$293,504
Billed and unbilled receivables	$35,333	$—	$35,333
Other assets	5,050	(1,959)	3,091
Property and equipment	2,140	—	2,140
Intangible assets — customer relationships	69,900	—	69,900
Total identifiable assets acquired	112,423	(1,959)	110,464
Accounts payable and other liabilities	32,426	(1,076)	31,350
Deferred revenue	251	—	251
Capital lease obligations	567	—	567
Deferred tax liabilities	—	6,741	6,741
Total liabilities assumed	33,244	5,665	38,909
Net identifiable assets acquired	79,179	(7,624)	71,555
Goodwill	214,325	7,624	221,949
Net assets acquired	$293,504	$—	$293,504
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
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over 14 years.
5. Goodwill
Changes in goodwill for the nine months ended June 30, 2016 are as follows:

(dollars in thousands)	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2015	$113,427	$220,524	$42,351	$376,302
Acquisition of Ascend	18,495	—	—	18,495
Acquisition of Assessments Australia	—	—	2,899	2,899
Adjustment to goodwill acquired with Acentia	—	7,624	—	7,624
Disposal of K-12 Education Business	—	—	(224)	(224)
Foreign currency translation	(6,600)	—	433	(6,167)
Balance as of June 30, 2016	$125,322	$228,148	$45,459	$398,929

6. Supplemental disclosures
During the nine months ended June 30, 2016 and 2015, we made income tax payments of $79.5 million and $47.8 million, respectively.
At June 30, 2016, we held cash and cash equivalents of $50.6 million. Approximately $46.9 million of these funds are denominated in foreign currencies and held in jurisdictions outside the United States and we have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $12.0 million in the nine months ended June 30, 2016, including a $3.2 million decline in our cash and cash equivalents balance and a $6.2 million decline in our goodwill balance. These declines were recorded as losses in our Statement of Comprehensive Income.
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the nine months ended June 30, 2016 and 2015, we repurchased 0.6 million and 0.8 million common shares at a cost of $31.3 million and $30.6 million, respectively. At June 30, 2016, $137.5 million remained available for future stock repurchases.
Our deferred compensation plan assets include $10.9 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
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
The Credit Agreement permits us to make borrowings in currencies other than the United States Dollar. At June 30, 2016, we have U.S. Dollar borrowings of $207.5 million and Canadian Dollar borrowings of $2.5 million (3.3 million Canadian Dollars). In addition to borrowings under the Credit Facility, we have an outstanding loan of $0.8 million (1.1 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 24 remaining quarterly installments.
At June 30, 2016, we held three letters of credit under the Credit Agreement totaling $5.2 million. Each of these letters of credit may be called by vendors or customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
The Credit Agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of June 30, 2016. Our obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries of the Company. The Credit Facility is currently unsecured. In the event that our total leverage ratio, as defined in the Credit Agreement, exceeds 2.5:1.0, the Credit Agreement will become secured by the assets of the parent company and certain of its subsidiaries. There are no restrictions on our dividend payments if our leverage ratio is less than 2.5:1.0. At June 30, 2016, our total leverage ratio was less than 1.0:1.0. Accordingly, we do not believe that the provisions of the Credit Agreement represent a significant restriction on our ability to pay dividends or to the successful operation of the business.
During the nine months ended June 30, 2016 and 2015, we made interest payments of $2.9 million and $0.5 million, respectively. We utilize interest swap agreements to manage our exposure against interest rate fluctuations. Approximately $69 million of our outstanding debt balance was covered by these instruments at June 30, 2016.

8. Recent accounting pronouncements
In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the likely effects on our business.
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
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. The new standard will change the manner in which we will present the tax benefit on the vesting of our restricted stock units (RSUs) and stock options. In addition, the company will be allowed more flexibility in net settling RSUs as they vest and in accounting for the forfeiture of RSUs as we recognize their expense. This standard would be effective during our 2018 fiscal year, although early adoption is permitted. We are evaluating the likely effects on our business.
9. Subsequent event
On July 8, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on August 31, 2016 to shareholders of record on August 15, 2016.

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
Business Overview
We provide business process services (BPS) to government health and human services agencies under our mission of Helping Government Serve the People®. We are one of the largest pure-play health and human services BPS providers to governments in the United States, the United Kingdom, Australia, Canada and Saudi Arabia. We use our experience, business process management expertise and advanced technological solutions to help government agencies run efficient and cost-effective programs, improve program accountability and outcomes, and enhance the quality of services provided to program beneficiaries.
Over the past five years, our business has grown significantly. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health and human services and the need for governments to operate programs effectively and efficiently. This growth has also been driven by reform efforts in the United States, including the Affordable Care Act (ACA), as well as internationally with various programs in the United Kingdom and Australia.
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
Financial Overview
Our results for the three and nine months ended June 30, 2016 have been driven by the following:

•
Organic growth, notably within our Health Services Segment, driven by the expansion of existing contracts and the benefit from the Health Assessment and Advisory (HAAS) contract, which commenced in March 2015;

•	Our acquisitions, which have increased revenue, profit, intangible asset amortization and interest expense; and

•	The detrimental effect caused by the strength of the United States Dollar in comparison to the other currencies we utilize.
In addition, we have recorded a gain of $6.5 million related to the sale of our K-12 Education business, which was completed in May 2016. This software-oriented, non-core business was part of the Human Services Segment.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Revenue	$617,094	$572,301	$1,780,269	$1,521,138
Cost of revenue	465,715	428,503	1,371,008	1,133,728
Gross profit	151,379	143,798	409,261	387,410
Gross profit percentage	24.5%	25.1%	23.0%	25.5%
Selling, general and administrative expenses	69,706	66,997	199,916	178,350
Selling, general and administrative expense as a percentage of revenue	11.3%	11.7%	11.2%	11.7%
Amortization of intangible assets	3,517	3,275	9,928	6,182
Acquisition-related expenses	—	2,459	575	4,573
Gain on sale of a business	6,453	—	6,453	—
Operating income	84,609	71,067	205,295	198,305
Operating margin	13.7%	12.4%	11.5%	13.0%
Interest expense	1,029	689	3,291	689
Other income, net	62	8	3,402	1,128
Income before income taxes	83,642	70,386	205,406	198,744
Provision for income taxes	30,892	28,127	76,433	75,108
Effective tax rate	36.9%	40.0%	37.2%	37.8%
Net income	52,750	42,259	128,973	123,636
Income attributable to noncontrolling interests	525	593	1,354	1,302
Net income attributable to MAXIMUS	$52,225	$41,666	$127,619	$122,334
Basic earnings per share attributable to MAXIMUS	$0.79	$0.63	$1.94	$1.86
Diluted earnings per share attributable to MAXIMUS	$0.79	$0.62	$1.93	$1.83
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three and nine months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for the three month period in fiscal year 2015	$572,301		$428,503		$143,798
Organic growth	45,343	7.9%	39,872	9.3%	5,471	3.8%
Acquired growth	9,327	1.6%	5,667	1.3%	3,660	2.5%
Currency effect compared to the prior period	(9,877)	(1.7)%	(8,327)	(1.9)%	(1,550)	(1.1)%
Balance for the three month period in fiscal year 2016	$617,094	7.8%	$465,715	8.7%	$151,379	5.3%

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for the nine month period in fiscal year 2015	$1,521,138		$1,133,728		$387,410
Organic growth	145,427	9.6%	155,380	13.7%	(9,953)	(2.6)%
Acquired growth	149,376	9.8%	111,692	9.9%	37,684	9.7%
Currency effect compared to the prior period	(35,672)	(2.3)%	(29,792)	(2.6)%	(5,880)	(1.5)%
Balance for the nine month period in fiscal year 2016	$1,780,269	17.0%	$1,371,008	20.9%	$409,261	5.6%
Revenue for the three and nine month periods ended June 30, 2016 increased 7.8% and 17%, respectively, compared to the same periods in fiscal year 2015.

•
Organic growth was 7.9% and 9.6% of this growth, respectively. It was principally driven by contracts in our Health Services Segment. Much of our organic growth is from contracts in the ramp-up phase, including the Health Assessment Advisory Service and jobactive contracts, and expansion on existing contracts.

•
Revenue for the three month period benefited from the recent acquisitions of Ascend and Assessments Australia. Revenue for the nine month period included the benefit of a full nine months of results from Acentia and Remploy, which were acquired in April 2015.

•
The United States Dollar has continued to gain in strength over the currencies used by our foreign subsidiaries. Accordingly, we have recorded lower revenues and profits in the current fiscal year than we would have done if the prior year exchange rates had prevailed. Although we cannot accurately predict the effects of foreign exchange fluctuations, the recent decline in the British Pound makes it likely that revenue and profits will continue to be adversely impacted during the fourth fiscal quarter of 2016.

Cost of revenue for the three and nine month periods ended June 30, 2016 increased 8.7% and 21%, respectively, compared to the same periods in fiscal year 2015. Cost of revenue consists of direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. The majority of costs are labor-related and are typically correlated with revenue. Costs in our Health and Human Services Segments were driven higher by projects in ramp-up, where we incur costs in preparing the contract and do not have the efficiency from a contract running at fully capacity with an experienced workforce.
Gross profit for the three and nine month periods ended June 30, 2016 increased 5.3% and 5.6%, respectively, compared to the same periods in fiscal year 2015. Our gross profit margin for these periods was 24.5% and 23.0%, both decreasing from 25.1% and 25.5% in the prior fiscal year.
Selling, general and administrative expense (SG&A) for the three month and nine month periods ended June 30, 2016 increased 4.0% and 12% compared to the same periods in fiscal year 2015. SG&A consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources which are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. SG&A cost increases have been driven by:

•	Our acquisitions, which resulted in a necessary increase to our overall administrative structure;

•	Expenses of $2.1 million and $2.8 million, respectively, for the three and nine month periods ended June 30, 2016 of legal costs related to a matter which occurred in fiscal year 2014.
Our SG&A costs as a percentage of revenue have declined, reflecting growing efficiencies as our business expands.
As noted above, we have made four acquisitions during fiscal years 2015 and 2016. These acquisitions have driven the following charges in our statements of operations:

•
We have incurred costs related to the acquisition of these entities; typically legal fees, third-party due diligence and costs related to the valuation of intangible assets. Expenses of $0.6 million in 2016 relate principally to Ascend; those of $4.6 million in 2015 relate principally to Acentia.

•
The acquisitions of Acentia and Ascend were funded using our credit facility, which we had previously not utilized to any significant effect. Accordingly, our interest expense has increased year-over-year. At present, the interest rate on our borrowings is approximately 1.6%.

•
Our acquisitions of Acentia and Ascend included the addition of $69.9 million and $22.3 million, respectively, of intangible assets. The other acquisitions also generated intangible assets. Our charge related to the amortization of intangible assets has increased by approximately $2.0 million per fiscal quarter.

On May 9, 2016, we sold our K-12 Education business, which was previously part of the Company’s Human Services Segment. As a result of this transaction, we recorded a gain of approximately $6.5 million in the quarter ending June 30, 2016. The sale is still subject to a working capital adjustment. The K-12 Education business contributed revenue of $2.3 million and $3.5 million for the nine months ended June 30, 2016 and 2015, respectively.
Our other income is typically provided through interest income on our overseas cash balances, which have declined with the acquisitions of Remploy and Assessments Australia. In the three and nine months ended June 30, 2016, we received a short-term benefit from a favorable foreign exchange fluctuation on an inter-company transaction. This transaction was settled at the beginning of the third quarter of fiscal year 2016 and future benefits from other income are not expected to be significant.
Our year-to-date effective tax rate for the 2016 fiscal year is 37.2%, an decrease over the prior year period. We are receiving the benefit of improvements in profits from jurisdictions with lower tax rates than those of the United States. We anticipate that our full year tax rate will be between 37% and 39%, with a bias towards the lower end of this range.
Health Services Segment
The Health Services Segment provides a variety of business process services, as well as related consulting services for state, provincial and national government programs. The majority of our business process services work is in program administration, with the balance in appeals and assessments work. These services support programs like Medicaid, the Children's Health Insurance Program and the Affordable Care Act in the U.S.; Health Insurance BC (British Columbia) in Canada; and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$333,699	$298,549	$956,169	$813,037
Cost of revenue	256,924	228,736	744,705	613,504
Gross profit	76,775	69,813	211,464	199,533
Operating income	50,430	44,470	134,152	123,786
Gross profit percentage	23.0%	23.4%	22.1%	24.5%
Operating margin percentage	15.1%	14.9%	14.0%	15.2%
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$298,549		$228,736		$69,813
Organic growth	35,352	11.8%	29,294	12.8%	6,058	8.7%
Acquired growth	5,704	1.9%	4,011	1.8%	1,693	2.4%
Currency effect compared to the prior period	(5,906)	(2.0)%	(5,117)	(2.2)%	(789)	(1.1)%
Balance for respective period in fiscal year 2016	$333,699	11.8%	$256,924	12.3%	$76,775	10.0%

Revenue for the three month period ended June 30, 2016 increased by 12% compared to the same period in fiscal year 2015. Cost of revenue also increased by 12%.

•
Increases in organic revenue and profit were driven by expansions across a number of existing contracts, including the Health Assessment Advisory Service contract. In addition, growth was also driven by expansion on an existing contract in New York where we serve a number of healthcare programs.

•
The United Kingdom Fit For Work contract commenced in fiscal year 2015. This contract has incurred significant costs but anticipated revenue, which was expected to be driven by increased volumes, has not materialized. Along with our client, we are exploring all options including right-sizing the contract and possible termination. Until this occurs, we have taken steps to mitigate losses through cost management and changes in processes.

•	Our organic revenue and cost growth has been reduced by declines in the value of the British Pound against the United States Dollar.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$813,037		$613,504		$199,533
Organic growth	152,468	18.8%	139,994	22.8%	12,474	6.3%
Acquired growth	7,794	1.0%	5,625	0.9%	2,169	1.1%
Currency effect compared to the prior period	(17,130)	(2.1)%	(14,418)	(2.4)%	(2,712)	(1.4)%
Balance for respective period in fiscal year 2016	$956,169	17.6%	$744,705	21.4%	$211,464	6.0%
For the nine months ended June 30, 2016, revenue and costs of service have increased by 18% and 21%, respectively, to the comparative period in fiscal year 2015. The organic growth in both revenue and costs has been driven by the benefits of nine months of the HAAS contract, which commenced in March 2015, as well as the expansion of existing contracts, notably our contract in New York.
Due to the United Kingdom-based businesses in this segment, we expect that we will see our results in the fourth fiscal quarter further affected by the declines in the value of the British Pound against the United States Dollar. Notwithstanding this, we anticipate that results for our Health Services Segment in the final fiscal quarter of the year will be consistent with the three month period ended June 30, 2016.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions for various civilian U.S. Federal programs. Our work is split between program administration, assessments and appeals and technology solutions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$149,601	$141,011	$445,077	$348,205
Cost of revenue	110,621	106,231	344,438	265,843
Gross profit	38,980	34,780	100,639	82,362
Operating income	19,119	15,536	44,818	38,491
Gross profit percentage	26.1%	24.7%	22.6%	23.7%
Operating margin percentage	12.8%	11.0%	10.1%	11.1%

Revenue and costs of revenue for the three month period ended June 30, 2016 increased 6.1% and 4.1%, respectively, compared to the same period in fiscal year 2015. This has principally been driven by:

•	The ongoing expansion of our contract with the Department of Education and a large health contract where we are a subcontractor; and

•	Approximately $3.5 million of benefits to revenue and profit related to various contracts much of which are not expected to repeat.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$348,205		$265,843		$82,362
Organic growth	(7,415)	(2.1)%	(2,260)	(0.9)%	(5,155)	(6.3)%
Acquired growth	104,287	29.9%	80,855	30.4%	23,432	28.5%
Balance for respective period in fiscal year 2016	$445,077	27.8%	$344,438	29.6%	$100,639	22.2%
For the nine months ended June 30, 2016, revenue and costs of service have increased by 28% and 30%, respectively, to the comparative period in fiscal year 2015. These increases have been driven by the Acentia acquisition and the new federal subcontract, partially offset by the closure of the Boise customer contact center and two contracts which were lost in our appeals and assessments work.
Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services. The majority of our work is in the welfare-to-work field, supplemented by child support and consulting and other specialist programs. The majority of our revenue in this Segment is earned in foreign jurisdictions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revenue	$133,794	$132,741	$379,023	$359,896
Cost of revenue	98,170	93,536	281,865	254,381
Gross profit	35,624	39,205	97,158	105,515
Operating income	14,251	16,803	33,152	46,891
Gross profit percentage	26.6%	29.5%	25.6%	29.3%
Operating margin percentage	10.7%	12.7%	8.7%	13.0%
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$132,741		$93,536		$39,205
Organic growth	1,400	1.1%	6,188	6.6%	(4,788)	(12.2)%
Acquired growth	3,623	2.7%	1,656	1.8%	1,967	5.0%
Currency effect compared to the prior period	(3,970)	(3.0)%	(3,210)	(3.4)%	(760)	(1.9)%
Balance for respective period in fiscal year 2016	$133,794	0.8%	$98,170	5.0%	$35,624	(9.1)%

Revenue for the three month period ended June 30, 2016 increased 0.8% compared to the same period in fiscal year 2015. Costs of revenue increased by 5.0%, resulting in a decline in the gross profit margin.

•	The jobactive program in Australia has driven growth as the contract has expanded, but this contract is currently less profitable than its predecessor contract which was in place in fiscal year 2015.

•	The Work Programme contract in the United Kingdom has declined, as anticipated, due to lower volumes.

•	This growth has been tempered by foreign exchange rate fluctuations, most of which was caused by our Australian and British operations.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2015	$359,896		$254,381		$105,515
Organic growth	373	0.1%	17,646	6.9%	(17,273)	(16.4)%
Acquired growth	37,296	10.4%	25,212	9.9%	12,084	11.5%
Currency effect compared to the prior period	(18,542)	(5.2)%	(15,374)	(6.0)%	(3,168)	(3.0)%
Balance for respective period in fiscal year 2016	$379,023	5.3%	$281,865	10.8%	$97,158	(7.9)%
The decline in profitability has been driven by the start-up of the jobactive program, which is not anticipated to be as profitable as its predecessor program.
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
To supplement our operating cash flows, we also use a credit facility. We have used this facility to fund our acquisitions of Acentia and Ascend, as well as short-term borrowings to cover immediate working capital needs. At June 30, 2016, we had outstanding borrowings of $210.0 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
At June 30, 2016, our foreign subsidiaries held $47 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2016 and 2015.

	Nine Months Ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by/(used in):
Operating activities	$108,132	$180,980
Investing activities	(74,943)	(362,373)
Financing activities	(54,034)	109,717
Effect of exchange rate changes on cash and cash equivalents	(3,218)	(4,559)
Net decrease in cash and cash equivalents	$(24,063)	$(76,235)
Cash provided by operating activities was $108.1 million for the nine months ended June 30, 2016, compared to $181.0 million in the prior fiscal year. This has been driven by the timing of payments from customers, to vendors and to the tax authorities.

•
In fiscal year 2015, we had a number of new projects commencing where we had negotiated up-front fees from our customer, which we typically use to fund project infrastructure. This resulted in significant cash receipts in advance of work performed. These transactions have not occurred to the same degree in fiscal year 2016.

•	Start-up projects often also require significant cash outflows, resulting in fluctuations in vendor payments.

•	In fiscal year 2015, we had significant tax payments in the fourth quarter. These payments have been made at a steady rate in the current fiscal year.
Days sales outstanding (DSO) at June 30, 2016 was 67 days, compared with 67 days at September 30, 2015. We believe that our DSO for the remainder of the year will more likely run toward the lower end of our stated target range of 65 to 80 days. We continue to anticipate operating cash flows of approximately $200 million for the full fiscal year. However, as we have a small number of large customers, even a brief delay in payment at September 2016 may result in us missing this target.
Cash used in investing activities for the nine months ended June 30, 2016 was $74.9 million. This cash outflow includes payments to acquire both Ascend and Assessments Australia, as well as a cash inflow related to our sale of the K-12 Education business. Our investment in capital infrastructure, both fixed assets and internal use software, declined from $73.2 million to $34.1 million. During fiscal year 2015, we made significant investments to capital infrastructure in both the United States and the United Kingdom. Such investing activity has returned to normal levels in fiscal year 2016. The acquisition of Acentia, in fiscal year 2015, was the principal driver of the large cash outflow.
Cash flows from financing activities in the nine months ended June 30, 2016 include $33.3 million of repurchases of our common stock.
The detrimental effect of exchange rates on cash and cash equivalents of $3.2 million in the 2016 fiscal year primarily reflects the strengthening of the United States Dollar against all of the foreign currencies we use.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(dollars in thousands)	2016	2015
Cash provided by operating activities	$108,132	$180,980
Purchases of property and equipment and capitalized software costs	(34,103)	(73,167)
Free cash flow	$74,029	$107,813

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
During the nine months ended June 30, 2016, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 which was filed with the Securities and Exchange Commission on November 16, 2015.
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
During fiscal years 2015 and 2016, we have acquired Acentia, Ascend, Assessments Australia and Remploy. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
In the first nine months of fiscal year 2016, 29% of our revenue has been generated outside the United States. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current year’s results for all foreign businesses using the exchange rates in the prior year.
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
During fiscal year 2016, we have utilized our credit facility. Our credit agreement includes the defined term Consolidated Adjusted EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business, excluding the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA as follows:

	Nine Months Ended June 30,
(dollars in thousands)	2016	2015
Net income attributable to MAXIMUS	$127,619	$122,334
Interest expense/(income)	2,563	(85)
Provision of income taxes	76,433	75,108
Amortization of intangible assets	9,928	6,182
Stock compensation expense	13,818	12,785
Acquisition-related expenses	575	4,573
Gain on sale of a business	(6,453)	—
Adjusted EBITA	224,483	220,897
Depreciation and amortization of property, plant, equipment and capitalized software	39,246	37,617
Adjusted EBITDA	$263,729	$258,514

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk on interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At June 30, 2016, we had borrowings under our credit facility of $210.0 million and we had an interest rate swap agreement fixing a notional $69.3 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at June 30, 2016 was 0.47%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia and Canada. At June 30, 2016, we held net assets in functional currencies other than the U.S. Dollar of $194.9 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $19.5 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
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
(b)                                 Changes in Internal Control over Financial Reporting
In February 2016, we acquired Ascend.  Ascend has contributed less than 1% of our revenue and operating income through June 30, 2016.  This business has been integrated into our existing control environment as of June 30, 2016.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2016 - Apr. 30, 2016	8,494	$47.00	8,494	$139,047

May 1, 2016 - May 31, 2016	—		—	$139,047

Jun. 1, 2016 - Jun. 30, 2016	35,300	$50.89	35,300	$137,455

Total	43,794	$50.14	43,794

(1)
Under resolutions adopted in August 2015, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $200.0 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

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

MAXIMUS, INC.

Date: August 4, 2016	By:	/s/ Richard J. Nadeau
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

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.