Form 10-K
period 2016-09-30
MAXIMUS INC
filed 2016-11-21
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

Commission file number: 1-12997
____________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2016 was $3,348,983,910 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 64,777,832 shares of the registrant's Common Stock outstanding as of November 14, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on March 14, 2017, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements that are not historical facts. Words such as "anticipate," "believe," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," "will" and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	difficulties in integrating acquired businesses;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage capital investments and start-up costs incurred before receiving related contract payments;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

•	the costs and outcome of litigation;

•	matters related to business we have disposed of or divested; and

•	other factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors."
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
General
We are a leading operator of government health and human services programs worldwide. We act as a partner to governments under our mission of Helping Government Serve the People.®
Over the past five years, our revenue and earnings have grown primarily as a result of demographic, economic and legislative trends. These trends drive demand for services from providers, such as MAXIMUS, that offer efficient and cost-effective solutions to these trends, including:

•	A need for governments to manage budgets in the face of increasing demands for social services;

•	Aging populations that place a greater strain on health care and welfare systems;

•	A global demand for social services that are based upon measurable outcomes; and

•	Legislative initiatives, such as the Affordable Care Act (ACA) or welfare reform efforts, which require the implementation of new services and new programs.
We believe that governments within the United States and around the world face similar challenges and that these challenges will continue to grow over the next decade.
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

•
A leading operator of U.S. health insurance exchange customer contact centers, with services provided to four entities operating state-based exchanges and a customer contact center for the federal marketplace;

•	The largest provider of government-sponsored health benefit appeals and assessments in the U.S. and the United Kingdom;

•	One of the largest providers of disability and long-term sick support services in the U.K.;

•	One of the largest providers of occupational health services in the U.K.; and

•	An established provider of welfare-to-work services throughout all of our geographies, including the U.S., the U.K., Australia, Canada and Saudi Arabia.
Much of our revenue is derived from long-term contractual arrangements with governments. Most often, a contract will have a base period and additional option periods thereafter. As a result, the total length of a contract, if all options are exercised, may often range between five and ten years. This provides good visibility in terms of predicting revenue. Most of our contracts are related to long-term, stable programs, such as Medicaid, Medicare, Social Security, the ACA and long-term employment support programs. Our client relationships are frequently decades long.
We also pursue selective acquisitions to enhance and expand our offerings or geographic presence.

•	In 2016, we acquired Ascend Management Innovations, LLC (Ascend), a provider of independent, specialized health assessments and data management tools to government agencies in the U.S.

•	In 2016, we acquired Assessments Australia, a provider of assessments to identify what support services may be required in order to make individuals successful in a community environment.

•	In 2015, we acquired Acentia, LLC (Acentia), a provider of system modernization, software development, program management and other information technology services to the U.S. Federal Government.

•	In 2015, we acquired Remploy, a leading provider of disability employment services in the U.K.

•	In 2013, we acquired Health Management Limited, a leading provider of independent medical assessments in the U.K.

•	In 2012, we acquired Policy Studies, Inc., a provider of health and human services operations in the U.S.
Our business segments
The Company is organized and managed based on the services we provide: Health Services, U.S. Federal Services and Human Services.
For more information on our segment presentation, including comparative revenue, gross profit, operating income, identifiable assets and related financial information for the 2016, 2015 and 2014 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K, which we incorporate by reference herein.
Health Services Segment
Our Health Services Segment generated 54% of our total revenue in fiscal year 2016.
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program (CHIP) and the ACA in the U.S., Health Insurance BC (British Columbia) in Canada and HAAS and Fit for Work Service in the U.K. The Segment's services help people access, navigate and use health benefits and other government programs. The Segment also helps governments engage with program recipients, while at the same time helping governments to improve the efficiency, cost effectiveness, quality and accountability of their health and disability benefits programs.
Approximately 76% of our revenue for this segment comes from our comprehensive administrative and program operations services for government health benefits programs. These services include:

•	Health insurance exchange customer contact center operations and support services;

•	Health insurance program eligibility and enrollment services to help beneficiaries make the best choice for their health insurance coverage and improve their access to health care;

•	Beneficiary outreach and education—including multilingual customer contact centers and multi-channel self-service options, such as Web-based portals—for easy enrollment;

•	Application assistance and independent health plan enrollment counseling to beneficiaries;

•	Premium payment processing and administration, such as invoicing and reconciliation;

•	Health plan oversight; and

•	Comprehensive eHealth solutions with the Medigent® product suite.
Approximately 23% of the Segment’s revenue is from our independent health review services. These services include:

•	Independent disability, long-term sick and other health assessments, including those related to long-term services and supports; and

•	Occupational health clinical assessments.
We also provide specialized consulting services, including Medicaid Management Information System (MMIS) planning. These services comprise less than one percent of the Segment’s revenue.
All of our contracts are different, but we are typically reimbursed for our services based upon the volumes of work performed, the number of participants served, the levels of achievement reached against specified goals, or a combination of these factors. The Health Services Segment may experience seasonality due to transaction-based work, such as program open enrollment periods and activity related to contract life cycles. Most notably, the

Segment may experience revenue and margin fluctuations associated with the ACA, which provides an open enrollment period that begins in our first fiscal quarter and extends into our second fiscal quarter. The exact dates may be subject to change by the U.S. Federal Government. During the first quarter of our fiscal year, reductions in working days due to holidays and vacations may also impact our sales and accounts receivable, but the effect is generally not significant.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 25% of our total revenue in fiscal year 2016.
The U.S. Federal Services Segment provides business process services and program management for large government programs, independent health review and appeals services for both the U.S. Federal Government and similar state-based programs and technology solutions for civilian federal programs. The acquisition of Acentia in 2015 provided us with access to twelve new contract vehicles with the U.S. Federal Government. We currently serve nineteen federal agencies.
Approximately 36% of the Segment’s revenue is from our comprehensive government program administration services. These include:

•	Centralized customer contact centers and support services;

•	Document and record management; and

•	Case management, citizen engagement and consumer education.
Approximately 28% of the Segment’s revenue is from our independent health review services. These include:

•	Independent medical reviews and worker's compensation benefit appeals;

•	Health benefit appeals; and

•	Eligibility appeals.
Approximately 36% of the Segment’s revenue is from our technology solutions. These include:

•	Modernization of systems and information technology (IT) infrastructure;

•	Infrastructure operations and support;

•	Software development, operations and management; and

•	Data analytics.
Many programs within the Segment are reimbursed on a cost-plus or a time-and-materials basis, although revenue may also be based upon participant numbers. Our independent health review services business is typically based upon the number and type of appeals processed. The U.S. Federal Services Segment is not expected to experience seasonality related to its programs. However, it may experience fluctuations as a result of program maturity including lower revenue and profitability related to transaction or performance based-contracts during program start-up. Some of the contracts may also be structured as cost-reimbursable, which typically carry the lowest level of risk but also carry lower levels of operating margin.
Human Services Segment
Our Human Services Segment generated 21% of our total revenue in fiscal year 2016.
The Human Services Segment provides national, state and local human services agencies with a variety of business process services and related consulting services for government programs.

•
Approximately 74% of the Segment’s revenue is from comprehensive welfare‑to‑work services that help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence Services include eligibility determination, case management, job‑readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Programs served include the Work Programme and Work Choice in the U.K.; jobactive, Disability Employment Services and Young Refugee Assistance in Australia; Temporary

Assistance to Needy Families (TANF) in the U.S.; the Employment Program of British Columbia, Canada; and the Ta’Qat and Tawafuq programs in Saudi Arabia. These services are typically reimbursed through fees for case management with incentives for providing sustained employment for participants. In recent years, the emphasis on payments has moved toward the incentive fees.

•
A further 15% of the Segment’s revenue is generated from full and specialized child support case management services, customer contact center operations, and program and systems consulting services. Revenue is typically based upon outcomes.

The balance of the Segment’s revenue comes from specialized services including:

•	Management tools and professional consulting services for higher education institutions;

•	Program consulting services, including independent verification and validation, cost allocation plans and other specialized consulting offerings; and

•	Tax credit and employer services.
The Human Services Segment's business is not expected to experience seasonality.
Geographic Information
We operate in the U.S., the U.K., Australia, Canada and Saudi Arabia. The distribution of revenue and assets across geographies are included in "Note 2. Business Segments" within Item 8 of this Annual Report on Form 10-K.
Market overview
We expect that demand for our core offerings will continue to increase over the next few years. This is driven principally by macro trends such as new legislation, new or updated regulations, an increasing interest by governments to implement outcomes-based programs, austerity measures and increasing caseloads, as governments strive to deliver more services with fewer resources. In addition, we believe there is an increasing propensity by certain governments to use public-private partnerships and seek help from firms like MAXIMUS as a means to run more effective and efficient programs. We believe that we remain well-positioned to benefit from this increasing demand.
Demand for our services is contingent upon factors that affect governments, including:

•
The need for governments to deliver efficient, cost-effective services to program beneficiaries while meeting legal requirements and achieving programmatic goals and value for funds spent on social benefit programs;

•	The requirement of U.S. state governments to implement federal initiatives and qualify for federal matching funds;

•	The impact of continued budgetary pressures, which result in governments having to operate more programs with the same level of resources and/or implement cost-control measures;

•	The increased demand for social benefit programs as a result of rising caseloads and demographic trends in many developed countries; and

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
Health Services Market Environment
According to the Organization for Economic Cooperation and Development, health care spending in the U.S. still far exceeds that of other high-income countries. The Kaiser Family Foundation noted an acceleration of U.S. health care spending in 2014 due, in part, to increased coverage under the ACA and predicts that spending growth will continue at a higher rates than in recent years, but not to the double-digit growth seen in previous decades.

Effectively managing these costs, as well as improving quality and access to health care, is a major policy priority for governments. Governments seek efficient and cost-effective solutions to manage their public health benefit programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
Outside the U.S., many governments are seeking partners to help them manage, administer or operate their social benefit programs. Countries like the U.K. are examining how public health relates to productivity, cost reduction and economic growth. The U.K. Government provides a range of social welfare benefits for people who are unable to work as a result of a disability, long-term illness or other health condition. For individuals with long-term sickness or disabilities, the government requires an independent health assessment provided by a vendor through HAAS. The assessment is used by the government to determine an individual's level of benefits. We believe there is continued market demand to conduct independent assessments for participants in public benefit programs and to support employers and their employees through our commercial occupational health services.
In the U.S., as a result of Medicaid expansion and the ACA, many states have made program changes. These changes have occurred most notably through benefit changes and the expansion of managed care to new populations that have historically been served through fee-for-service Medicaid or are now eligible for coverage through the ACA health insurance exchanges.
The ACA expanded access to health coverage primarily through insurance subsidies and Medicaid expansion. States are not required to expand their Medicaid programs, but the Congressional Budget Office estimates that most will expand coverage over the next several years. The Kaiser Family Foundation reported that 31 states and the District of Columbia have already expanded Medicaid as of October 2016. In addition, states have seen an increase in Medicaid participation as a result of the "woodwork effect" as the level of visibility for these programs has increased, more individuals who are eligible for Medicaid have applied for coverage.
The ACA also extends CHIP through 2019 and provides increased matching federal funds. The Medicare Access and CHIP Reauthorization Act (MACRA) of 2015 provides new federal funding for CHIP through 2017. We currently serve as the administrative CHIP vendor in six states.
In 2016, certain states and the District of Columbia operated their own exchanges. Other states participate in a partnership model or have opted to use the federal exchange. We currently operate customer contact centers for the District of Columbia and three state-based exchanges. We also operate one customer contact center as a subcontractor for the federal marketplace. In 2017, states will have access to the State Innovation Waivers, also known as the 1332 Waivers, which give states the most comprehensive and flexible framework for best using federal funding for their public health insurance programs. As a result, we believe that these waivers may create a more palatable path for additional states to contemplate new ways to operate their health benefit programs over the coming years.
The election of Donald Trump has renewed focus on the future of the ACA. President-elect Trump's campaign platform included a goal to repeal and replace the ACA. The factors that drove the passage of the ACA, including the large number of Americans without health insurance, are still present and the Trump administration has articulated his interest to broaden health care, make it affordable, and improve its quality. We believe we are well-positioned to assist the new administration and the individual states in any repeal, replacement or modification of the ACA.
Many governments are also looking for innovative solutions to support disabled and elderly populations who require long-term services and supports (LTSS). A general trend in the LTSS market has been to ensure that individuals are in the right setting and receiving the right level of support and care. In many cases, this means allowing individuals to receive care at home or in a community-based settings, rather than institutional facilities. Conflict-free assessment services assist governments in determining the most appropriate placement and health care services for program beneficiaries.
We believe the current health market environment positions us to benefit from continued demand across all of our geographies from service areas such as operations program management and health assessments. Overall, we expect the underlying demand for our services to increase over the next several years.
U.S. Federal Services Market Environment
The U.S. federal market continues to see modest growth after several years of uncertainty due primarily to political struggles around the federal budget and the subsequent reduction of agency budgets. The President's fiscal 2017 budget proposal includes a 1.3 percent increase in overall federal IT spending and a 1.1 percent increase in civilian agency IT spending.
Through our acquisition of Acentia, we are now a full-service provider of business process services and technology solutions to the U.S. Federal Government. The acquisition also provided 12 new contract vehicles that give us the opportunity to bid on task orders that we were previously unable to bid as a prime contractor. We also have access to new federal agencies, as well as the ability to expand our current portfolio of work with agencies where both companies have existing relationships. Our expanded capabilities allow us to address more comprehensively many of the challenges faced by federal agencies today. We have seen a substantial increase in long-term sales opportunities as a result of the acquisition. The business has been fully integrated and now operates under the MAXIMUS Federal Services brand.
While federal agency budgets still face fiscal pressures, we continue to see opportunities to apply our cost-effective and efficient solutions in the federal market. Federal agencies are tasked with cost-effectively managing programs at a time when changing demographics are leading to rising caseloads in many federal programs.
Many federal agencies must also address the maintenance of legacy systems and the pressing need for infrastructure as IT modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are unsustainably expensive to operate in an environment that requires online agility and rapid response to new demands, requirements and global challenges. We are in a prime position to help agencies modernize and operate their mission-critical systems.
The implementation of the ACA also continues to impact the federal landscape. The ACA requires an independent, evidence-based external review process and the option for individuals to appeal coverage determinations or claims to insurance companies. We are one of the largest providers of evidence-based health insurance appeals to Medicare and 55 state agencies. We are also presently managing the eligibility appeals process for the Federally Facilitated Marketplace. As previously mentioned, President-elect Trump's campaign platform included a goal to repeal and replace the ACA. The factors that drove the passage of the ACA are still present we believe we are well-positioned to assist the new administration and the federal government in any repeal, replacement or modification of the ACA.
Other key factors that will likely impact the U.S. federal market include a variety of political, economic, social and technological issues:

•	A focus on the citizen experience and citizen services, as well as digital services;

•	Legacy to modernization through case management;

•	Agencies moving from transformation initiatives to operations and maintenance;

•	Agencies seeking consolidation and shared services to achieve cost efficiencies;

•	Changes in the acquisition and contracting environment, including consolidation of GSA schedules; and

•	Limited program and procurement activity following the November 2016 presidential election as a result of the new administration.
Human Services Market Environment
We believe we are well-positioned to compete for opportunities in Human Services because of our established presence, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes outlined in the new reform measures. We offer clients demonstrated results and decades of proven experience in administering welfare-to-work programs in several states and countries.
We provide comprehensive welfare-to-work case management services throughout the U.S., the U.K., Australia, Canada and Saudi Arabia. In Australia, we are one of the largest welfare-to-work providers. We also have an established presence in the U.K.'s welfare-to-work market and presently provide employment and job training services under the Work Programme, a key component of the coalition government's austerity plan to rein in costly benefits programs and reduce mounting debt.
Through our acquisition of Remploy in the U.K., we have increased our presence in the disability employment services market where we help people with disabilities and health conditions obtain mainstream employment. We believe these services are transferrable to our other geographies and position us well for emerging trends in the disability services market.

In addition to ongoing welfare to work programs, we have seen an increase in initiatives to use private firms for children's services, such as family maintenance and child support. We currently provide services to the Family Maintenance Enforcement Program in British Columbia, as well as several jurisdictions throughout the U.S., including Shelby County, Tennessee and Baltimore, Maryland, two of the largest child support privatization efforts in the nation.
We believe ongoing initiatives and measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core services across multiple geographies.
Our growth strategy
Our goal is to enable future growth by remaining a leading provider of business process services (BPS), technology solutions and consulting services to government agencies. The key components of our business growth strategy include the following:
Pursue new business opportunities and expand our customer base.    With more than 40 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies. We seek to grow our businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients.
Grow long-term, recurring revenue streams.    We seek to enter into long-term relationships with clients to meet their ongoing objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred method of delivery for clients and provide us with predictable recurring revenue streams. We believe an incumbent has a considerable advantage in recompetes and that client relationships can last for decades.
Pursue strategic acquisitions.    We will selectively identify and pursue strategic acquisitions. Acquisitions can provide us with a rapid and cost-effective method to enhance our services. This includes obtaining additional skill sets, increasing our access to contract vehicles, expanding our client base, cross-selling additional services, enhancing our technical capabilities, and establishing or expanding our geographic presence.
Continue to optimize our current operations to drive innovation and quality to clients.    We continue to seek efficiencies and optimize operations in order to achieve sustainable, profitable growth. We will continue to deliver quality BPS to government clients to improve the cost effectiveness, efficiency and scalability of their programs as they deal with rising demand and increasing caseloads.
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
Focus on core health, U.S. federal civilian and human services business lines.    We have centered our core business offerings on delivering BPS to government health and human services agencies in our primary geographies as well as to other civilian agencies within the U.S. Federal Government. Our market focus and established presence positions us to benefit from health care and welfare reform initiatives both in the U.S. and internationally.
See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our business growth strategy.
Competitive advantages
We offer a private sector alternative for the operation and management of critical government-funded health and human services programs. Our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring to our clients. The following are the competitive advantages that allow us to capitalize on various market opportunities:
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
Intellectual property that supports the administration of government programs.    We have proprietary solutions to address client requirements in our market that are configurable or provide a platform that can be transferred to meet contractual needs. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable proven solutions. We also leverage software development methodology to shorten software development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. We believe our extensive industry focus and expertise embedded in our systems and processes provide us with a competitive advantage.
Flexibility and scalability.    We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in the most efficient and cost-effective manner.
Financial strength.    Our business provides us with robust cash flows from operating activities as a result of our profitability and our management of customer receivables.  In the event that we have significant cash outlays at the commencement of projects, to fund acquisitions, or where delays in payments have resulted in short-term cash flow declines, we may borrow up to $400 million through our credit facility.  We have the ability to borrow in all of the principal currencies in which we operate.  We believe we have strong, constructive relationships with the lenders on our credit facility. We had $230.1 million available to borrow as of September 30, 2016. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services.
Focused portfolio of services.    We are one of the largest publicly traded companies that provides a portfolio of BPS almost exclusively to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and non-profit organizations. This includes large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government agencies efficiently.
Established presence outside the United States.    Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads, and contain costs. We have an established presence in the U.K., Australia, Canada and Saudi Arabia. Our international efforts are focused on delivering cost-effective welfare-to-work and health benefits services to program participants on behalf of governments.
Expertise in competitive bidding.    Government agencies typically award contracts through a comprehensive, complex and competitive request for proposals (RFP) and bidding process. Although the bidding criteria vary from contract to contract, typical contracts are awarded based upon a mix of technical solution and price. In some cases, governments award points for past performance tied to program outcomes. With more than 40 years of experience in responding to RFPs, we believe we have the necessary experience and resources to navigate government procurement processes and to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.
Our clients
Our primary clients are government agencies, with the majority at the national, provincial and state level and, to a lesser extent, some at the county and municipal level. In the U.S., even when our direct clients are state governments, a significant amount of our revenue is ultimately provided by the U.S. Federal Government in the form of cost-sharing arrangements with the states, such as is the case with Medicaid. In the year ended September 30, 2016, approximately 46% of our total revenue was derived from state government agencies, 26% from foreign government agencies, 22% from U.S. Federal Government agencies and 6% from other sources including local municipalities and commercial customers.
In the event of a shutdown of the U.S. Federal Government, a portion of our U.S. Federal Services Segment may be impacted. Many of our federally funded health and human services programs are typically deemed essential, which means that a short-term shut-down would not be expected to cause significant disruption to these operations. With the acquisition of Acentia's business, our contract portfolio now contains services that may be considered discretionary. As a result, we could incur costs tied to portion of work that is considered discretionary with no certainty of recovery. In all cases, an extended delay may affect certain government programs that rely upon federal funding and may also have an effect on our cash flows if payments are delayed.
For the year ended September 30, 2016, our most significant clients were the U.S. Federal Government, which provided 22% of our consolidated revenue, the U.K. Government, which provided 16%, and the State of New York, which provided 12%.
We typically contract with government clients under four primary pricing arrangements: performance-based, cost-plus, fixed-price and time-and-materials. For the year ended September 30, 2016, 42% of our contracts were performance-based, 33% were cost-plus, 18% were fixed-price and 7% were time-and-materials.
Generally, the relationships with our clients are longer-term and typical contracts, including option periods, tend to be several years long before they are subject to be competitively rebid. See the "Backlog" section below for more details.
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
In the U.S., our primary competitors in the Health Services Segment are Xerox, HP, Automated Health Systems and Faneuil. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider. In the U.S. Federal Services Segment, our primary competitors in the BPS market are Serco, General Dynamics Information Technology and FCi. In the U.S. Federal Services Segment, our primary competitors in the technology sector tend to be IBM, Oracle, CSRA and other federal contractors. Our primary competitors in the Human Services Segment vary according to specific business line, but are primarily specialized consulting service providers and local non-profit organizations.
Outside of the U.S., our primary competitors in the Health Services Segment include Atos, Capita, Interserve, Virgin Care and Optum. Our primary competitors in the Human Services Segment include Serco, Ingeus, a Providence Service Company, Staffline, Shaw Trust, Sarina Russon, Advanced Placement Management and other specialized private companies and non-profit organizations such as The Salvation Army and Goodwill Industries. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.
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
Some legislative initiatives that have created new growth opportunities for MAXIMUS include:
The Affordable Care Act (ACA).    Enacted in 2010 and upheld through a Supreme Court decision in 2012, the ACA introduced comprehensive health care reform in the United States. MAXIMUS has helped states with the operation of their health insurance exchanges and the expansion of their Medicaid programs to include new populations, the integration of state eligibility processing for entitlement programs and new long-term services and supports initiatives that have introduced more flexibility for home- and community-based services. MAXIMUS has also assisted the federal government with the operations of a customer contact center for the Federal Marketplace and independent eligibility appeals services.

The election of Donald Trump has renewed focus on the future of health care policy in the United States, including the future of the ACA. President-elect Trump's campaign platform included a goal to repeal and replace the ACA. The factors that drove the passage of the ACA, including the large number of Americans without health insurance, are still present and the Trump administration has articulated his interest to broaden health care, make it affordable, and improve its quality. We believe we are well-positioned to assist the new administration and the individual states in any repeal, replacement or modification of the ACA. We would anticipate that any such changes would not affect our results until after fiscal year 2017. We estimate that our work directly tied to the ACA is expected to contribute approximately $160 million to our revenue in fiscal year 2017. We also estimate that approximately $40 million in additional revenue is tied to Medicaid expansion activities in the states where we provide Medicaid services.
Children's Health Insurance Program Reauthorization Act (CHIPRA).    CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) provides new federal funding for CHIP through 2017. By expanding state options to find and enroll eligible children through "express lane eligibility" and "auto enrollment," CHIPRA has presented MAXIMUS with an opportunity to expand our partnerships with states for the administration of CHIP programs. The advent of state and federal exchanges at the beginning of 2014 has increased participation of eligible children in CHIP.
Medicaid and CHIP Managed Care Regulations. In 2016, the Centers for Medicare & Medicaid Services (CMS) issued managed care regulations and federal standards for the Medicaid and Children’s Health Insurance programs. These include enhancing support for consumers, improving health care delivery and quality of care, providing greater access to health care, and ensuring a modern set of rules that better align with the marketplace and Medicare Advantage plans. They also reinforce ongoing efforts to modernize and streamline the enrollment process and the continued value of independent choice counseling.
   Work Innovation and Opportunity Act (WIOA).    Signed into law in July 2014, WIOA replaces the Workforce Investment Act of 1998 and took effect on July 1, 2015. The law coordinates several core federal employment, training, education and literacy programs. It also requires states to strategically align their workforce development programs, with the option to include TANF, to help job seekers access the necessary support services and to match employers with skilled workers they need to compete in the global economy. WIOA represents potential new opportunities for us to complement our existing TANF welfare-to-work operations in the U.S.
U.K. Health Assessment Advisory Service (formerly known as the Health and Disability Assessment Service).    The Welfare Reform Act of 2007 replaced Incapacity Benefits with the Employment and Support Allowance and introduced the Work Capability Assessment (WCA). The WCA was designed to distinguish people who could not work due to health-related problems from people who were 'fit for work' or, with additional support, could eventually return to work. In 2010, the U.K. Government decided to reassess the 2.5 million people who had previously been determined to be eligible to receive Incapacity Benefits. The U.K. Government also decided that an independent health assessment provided by a vendor partner is the best method for the government to determine the level of benefits for individuals with long-term sickness or disabilities. MAXIMUS has been providing assessments through the resulting HAAS on behalf of the Department for Work and Pensions (DWP) since March 2015.
U.K. Work Programme, Work Choice Programme and Work and Health Programme.    The Work Programme is a government-sponsored welfare-to-work model that consolidates several existing employment programs into a single comprehensive back-to-work program in an effort to achieve higher quality, longer-term and sustainable employment outcomes for job seekers in the U.K. The Work Choice Programme is a voluntary, government-sponsored employment support program for people with disabilities. The U.K. Government has indicated that the two programs will be consolidated into the new Work and Health Programme with an increased focus on people with health conditions and disabilities. MAXIMUS expects that the scope of work under Work and Health will be smaller than the two previous contracts combined.
Backlog
At September 30, 2016, we estimate that we had approximately $4.0 billion in backlog. Backlog represents an estimate of the remaining future revenue from existing signed base contracts and revenue from contracts that have been formally awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts). Our backlog estimate does not assume any contract renewals or option period exercises.

Increases in backlog result from the award of new contracts, the extension or renewal of existing contracts and the exercise of option periods. Reductions in backlog come from fulfilling contracts or the early termination of contracts. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume from which actual results may vary. The Company may modify our estimates related to performance-based contracts and as a result backlog from these contracts may increase or decrease based upon the information that management has at that time. Additionally, backlog estimates may be affected by foreign currency fluctuations.
Government contracts typically contain provisions permitting government clients to terminate contracts on short notice, with or without cause.
We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2016 and 2015 was as follows:

	Backlog as of September 30,
	2016	2015
	(In millions)
Health Services	$2,429	$2,320
U.S. Federal Services	408	832
Human Services	1,163	1,448
Total	$4,000	$4,600
Our businesses typically involve contracts covering a number of years, including option periods. Once contracts are signed, they typically take three to six months to begin generating revenue. At September 30, 2016, the average weighted life of these contracts was approximately 5 years, including option periods. Although the exercise of options is uncertain, we believe the incumbent contractor enjoys significant advantages and these options are exercised nearly 100% of the time. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 51% of the backlog balance to be realized as revenue in fiscal 2017 and, with the inclusion of anticipated option period renewals, to represent approximately 93% of current estimated 2017 revenue. Backlog was adjusted between September 30, 2015 and September 30, 2016 for currency fluctuations and for estimated amounts associated with our performance-based contracts based upon the latest information that management has at that time.
Employees
As of September 30, 2016, we had approximately 18,800 employees, consisting of 10,900 employees in the Health Services Segment, 3,500 employees in our U.S. Federal Services Segment, 4,000 employees in the Human Services Segment and 400 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels.
As of September 30, 2016, 417 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 408 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and nine employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire beginning in 2019 through 2020.
As of September 30, 2016, 1,795 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.
As of September 30, 2016, 746 of our employees in the U.K. were covered under four different collective bargaining agreements, each of which has different components and requirements. There are 153 employees covered by a collective bargaining agreement with the Union Public and Commercial Services, five employees covered by a collective bargaining agreement with the Union Prospect, and a total of 588 employees covered by a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.
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
We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the proxy statement for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC filings may be accessed through the Investor Relations page of our website. These materials, as well as similar materials for other SEC registrants, may be obtained directly from the SEC through their website at http://www.sec.gov. This information may also be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
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
ITEM 1B.    Unresolved Staff Comments.
Not applicable.

ITEM 2.    Properties.
We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2016, we leased 114 offices in the U.S. totaling approximately 2.4 million square feet. In four countries outside the U.S., we leased 323 offices totaling approximately 1.0 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.
ITEM 3.    Legal Proceedings.
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the U.S. Federal Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or disbarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by Federal, state, local and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business. These include but are not limited to, bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any pending matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "MMS." The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2016:
First Quarter	$69.85	$47.95	$0.045
Second Quarter	55.67	45.15	0.045
Third Quarter	58.14	46.90	0.045
Fourth Quarter	61.68	54.38	0.045
Year Ended September 30, 2015:
First Quarter	$55.97	$38.93	$0.045
Second Quarter	66.93	52.36	0.045
Third Quarter	69.04	61.90	0.045
Fourth Quarter	70.00	55.99	0.045
As of October 31, 2016, there were 51 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 30,800 beneficial owners of our common stock.
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
The following table sets forth information regarding repurchases of common stock that we made during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2016 - July 31, 2016	—	$—	—	$137,455
August 1, 2016 - August 31, 2016	—	—	—	137,660
September 1, 2016 - September 30, 2016 (2)	162,016	$57.40	—	137,796
Total	162,016		—
______________________________________________

(1)
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

(2)
The total number of shares purchased in September 2016 comprises restricted stock units which vested in this month but which were utilized by the recipients to net-settle personal income tax obligations. The shares were not issued and a payment for this liability was made by us in October 2016.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2011 to September 30, 2016, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of a peer group to our performance. Our peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent.
During 2016, we updated our peer group to reflect changes in the size of these businesses. The updated peer group is comprised of Booz Allen Holding Corp., CACI International, DST Systems, Gartner, Harris Corp., ICF International, Leidos Holdings, ManTech International, Science International Applications Corp (SAIC) and Unisys Corp. Our former peer group was comprised of CACI International, CIBER, ManTech International, Sapient, SAIC and Unisys.
Both peer groups are weighted by market capitalization. This graph assumes the investment of $100 on September 30, 2011 in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer groups and assumes dividends are reinvested.
________________________________________________
Notes:

A.	The lines represent index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on September 30, 2011.

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

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated statement of operations data:
Revenue	$2,403,360	$2,099,821	$1,700,912	$1,331,279	$1,050,145
Operating income	286,603	259,832	225,308	185,155	127,334
Net income attributable to MAXIMUS	178,362	157,772	145,440	116,731	76,133
Basic earnings per share attributable to MAXIMUS	$2.71	$2.37	$2.15	$1.71	$1.12
Diluted earnings per share attributable to MAXIMUS	$2.69	$2.35	$2.11	$1.67	$1.09
Weighted average shares outstanding:
Basic	65,822	66,682	67,680	68,165	67,734
Diluted	66,229	67,275	69,087	69,893	69,611
Cash dividends per share of common stock	$0.18	$0.18	$0.18	$0.18	$0.18

	At September 30,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$66,199	$74,672	$158,112	$125,617	$189,312
Total assets	1,348,819	1,271,558	900,996	857,978	695,293
Debt	165,615	210,974	1,217	1,489	1,736
Total MAXIMUS shareholders' equity	749,081	612,378	555,962	529,508	451,106

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.
Business overview
We are a leading operator of government health and human services programs worldwide. We act as a partner to governments under our mission of Helping Government Serve the People.® We use our experience, business process management expertise and advanced technological solutions to help government agencies run effective, efficient and accountable programs.
Over the past five years, our business has reported significant organic growth. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care, and political factors, such as health care reform in the United States and welfare reform in Australia and the United Kingdom. In addition, we have acquired businesses which have provided us opportunities to expand our skills, technology and customer relationships to complement our existing business and provide opportunities for further organic growth.
We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges through companies such as MAXIMUS.  As governments look to identify and reward providers based upon results, we see opportunities to expand based upon our innovative technology, deep subject matter expertise, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and worldwide experience.
Recent acquisitions
We completed four acquisitions during fiscal years 2015 and 2016:

•	In April 2015, we acquired 100% of Acentia, LLC (Acentia), a provider of services to the U.S. Federal Government. This business has been integrated into our U.S. Federal Services Segment.

•	In April 2015, we acquired 70% of Remploy, a business providing services to the U.K. government. This business has been integrated into our Human Services Segment.

•	In December 2015, we acquired 100% of the share capital of three companies doing business as "Assessments Australia". This business has been integrated into our Human Services Segment.

•	In February 2016, we acquired 100% of the share capital of Ascend Management Innovations, LLC (Ascend). This business has been integrated into our Health Services Segment.
We believe that all four acquisitions will provide us with the ability to complement and expand our existing services in their respective markets.
Financial overview
Our results for the three years ended September 30, 2016 were driven primarily by the following:

•	Our recent acquisitions, which have increased revenue and profit, as well as our working capital, goodwill, intangible asset and intangible asset amortization balances;

•
Organic growth from new contracts, such as the Health Assessment and Advisory Service (HAAS) contract in the U.K., which commenced in 2015, and various contracts related to the Affordable Care Act (ACA), which commenced or expanded through 2014 and 2015;

•	The expansion of existing contracts, such as our contracts with the State of New York in our Health Services Segment;

•	Expansion of our existing work in Australia, partially offset by the initial costs of setting up this work and deferral of initial revenue received;

•	Increased investment in our capital infrastructure, which has increased our operating costs, fixed asset balance and depreciation charges;

•	The sale of our K-12 Education business, a software-related non-core component of our Human Services Segment, which resulted in a non-recurring gain;

•	Detrimental movement in foreign currencies which has resulted in reduced revenue and profit recorded by our international businesses; and

•	Borrowings on our credit facilities to pay for the acquisitions discussed above, which have resulted in increased interest expense.
International businesses
We operate in international locations and, accordingly, we also transact business in currencies other than the U.S. Dollar, principally the British Pound, the Australian Dollar, the Canadian Dollar and the Saudi Arabian Riyal. During the year ended September 30, 2016, we earned approximately 28% and 16% of revenue and operating income, respectively, from our foreign subsidiaries. At September 30, 2016, approximately 25% of our assets are held by foreign subsidiaries. International business exposes us to certain risks.

•
Tax regulations may penalize us if we transfer funds or debt across international borders. Accordingly, we may not be able to use our cash in the locations where it is needed. We mitigate this risk by maintaining sufficient capital and access to capital both within and outside the U.S. to support the short-term and long-term capital requirements of the businesses in each region. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure.

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

Summary of consolidated results
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations.

	Year ended September 30,
(dollars in thousands, except per share data)	2016	2015	2014
Revenue	$2,403,360	$2,099,821	$1,700,912
Cost of revenue	1,841,169	1,587,104	1,248,789
Gross profit	562,191	512,717	452,123
Gross profit margin	23.4%	24.4%	26.6%
Selling, general and administrative expense	268,259	238,792	220,925
Selling, general and administrative expense as a percentage of revenue	11.2%	11.4%	13.0%
Amortization of intangible assets	13,377	9,348	5,890
Acquisition-related expenses	832	4,745	—
Gain on sale of a business	6,880	—	—
Operating income	286,603	259,832	225,308
Operating income margin	11.9%	12.4%	13.2%
Interest expense	4,134	1,398	—
Other income, net	3,499	1,385	2,061
Income before income taxes	285,968	259,819	227,369
Provision for income taxes	105,808	99,770	81,973
Effective tax rate	37.0%	38.4%	36.1%
Net income	180,160	160,049	145,396
Income/(loss) attributable to noncontrolling interests	1,798	2,277	(44)
Net income attributable to MAXIMUS	$178,362	$157,772	$145,440
Basic earnings per share attributable to MAXIMUS	$2.71	$2.37	$2.15
Diluted earnings per share attributable to MAXIMUS	$2.69	$2.35	$2.11
The following provides an overview of the significant elements of our consolidated statements of operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Fiscal year 2016 compared to fiscal year 2015
Changes in revenue, cost of revenue and gross profit for fiscal year 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2015	$2,099,821		$1,587,104		$512,717
Organic growth	194,784	9.3%	177,732	11.2%	17,052	3.3%
Acquired growth	157,985	7.5%	117,425	7.4%	40,560	7.9%
Currency effect compared to the prior period	(49,230)	(2.3)%	(41,092)	(2.6)%	(8,138)	(1.6)%
Balance for fiscal year 2016	$2,403,360	14.5%	$1,841,169	16.0%	$562,191	9.6%
Revenue increased by approximately 14% to $2,403.4 million, with our cost of revenue increasing by approximately 16% to $1,841.2 million. Our gross profit margin declined from 24.4% to 23.4%. We have identified the significant organic, acquisition-related and currency-related effects below. More detail is provided by segment in the sections which follow.
Most of our organic growth came from contracts in our Health Services Segment.
Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor (both our labor and subcontracted labor) for our services contracts. Our organic cost of revenue increased at a greater rate than our revenue, driven by a full year of the HAAS contract and the jobactive contract in Australia. As expected, both of these contracts operated at lower margins during fiscal 2016 compared to the rest of our business. It is typical with contracts in the start-up phase for revenue to lag the incurrence of costs. Many performance-based contracts, including jobactive, have outcome-based payments which take time to achieve. Accordingly, no outcome-based payments will occur in the early months of a contract. A mature contract should have a steady flow of such outcomes-based payments.
Acquired growth was from our 2016 acquisitions, Ascend and Assessments Australia, as well as the benefits of a full year of results from Acentia and Remploy.
During fiscal year 2016, the U.S. Dollar gained in strength against all international currencies in which we do business. Accordingly, we received lower revenue and incurred lower costs than would have been the case if currency rates had remained stable.
Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, legal expenses and the costs of business combinations. Our SG&A is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources which are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Unlike cost of revenue, SG&A is not directly driven by fluctuations in our revenue and, as our business expands, we would expect to see SG&A decline as a percentage of revenue as we attain economies of scale.
Our SG&A increased by $29.5 million, or 12%, in 2016 compared to the prior year.

•	Much of this growth came from our acquisitions, most notably from the full year of Acentia and Remploy, which contributed approximately $20 million.

•	In fiscal year 2015, we made significant infrastructure investments, which resulted in increased depreciation charges.

•	We incurred legal costs of $2.2 million related to a matter which occurred in fiscal year 2014.
Our SG&A as a percentage of revenue has declined between fiscal years 2015 to 2016, as the revenue growth of the business exceeded that of our administrative cost base.
As noted above, we made four acquisitions during fiscal years 2015 and 2016. These acquisitions have resulted in the following charges in our statements of operations:

•
We incurred costs related to the acquisition of these entities; typically legal fees, third-party due diligence and costs related to the valuation of intangible assets. Expenses of $0.8 million in 2016 relate principally to Ascend and $4.7 million in 2015 relate principally to Acentia.

•
The acquisitions of Acentia and Ascend were funded using our credit facility. Accordingly, our interest expense increased year-over-year. At present, the interest rate on our borrowings is approximately 1.6%.

•
Our acquisitions of Acentia and Ascend included the addition of $69.9 million and $22.3 million, respectively, of intangible assets. The other acquisitions also generated intangible assets. Our charge related to the amortization of intangible assets has increased by approximately $4.0 million per year.

On May 9, 2016, we sold our K-12 Education business, which was previously part of the Company’s Human Services Segment. As a result of this transaction, we recorded a gain of approximately $6.9 million. The K-12 Education business contributed revenue of $2.2 million, $4.7 million and $9.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Our other income is typically provided through interest income on our overseas cash balances, which have declined. Other income is not expected to be significant in future years.
Our year-to-date effective tax rate for the 2016 fiscal year was 37.0%, a decrease over the prior year period. The decline was caused by the benefit of improvements in profits from jurisdictions with lower tax rates than those of the U.S. Our tax rate in future years will be affected by a new accounting standard which we plan to adopt in fiscal year 2017. Accounting Standard Update 2016-09 Stock Compensation, Improvements to Employee Share Based Payment Accounting will require us to record the income tax benefit or expense related to the exercising of stock options and the vesting of restricted stock units (RSUs) as a reduction to the provision for income taxes. The amount of the benefit depends on the Company's stock price on the exercise or vesting date. The benefit to MAXIMUS will be recorded principally in the fourth quarter of the fiscal year. During fiscal year 2016, this was directly recorded as an increase to stockholders' equity as required by the current rules in effect.
We anticipate that revenue growth in 2017 will continue to be driven by our Health Services Segment. We are anticipating that we will receive reduced revenues in our Health and Human Services Segments due to the decline in the value of the British Pound and some significant revenue from our 2016 results in the Health and U.S. Federal Services Segments that are not expected to recur in 2017. We detail these contracts below within their respective segment discussions. We estimate that approximately 93% of our fiscal 2017 forecasted revenue is in the form of backlog or anticipated option or extension periods on existing contracts.
We anticipate that our profit margins will improve in 2017, driven by the maturity of contracts that were in the ramp-up phase during fiscal year 2016. We are also in the process of restructuring our United Kingdom Human Services operations which is expected to result in an estimated charge in the first quarter of fiscal year 2017 of approximately $3.8 million but which is anticipated to have a positive effect to operating income over the course of the full fiscal year.
Fiscal year 2015 compared to fiscal year 2014
Changes in revenue, cost of revenue and gross profit for fiscal year 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2014	$1,700,912		$1,248,789		$452,123
Organic growth	317,653	18.7%	288,222	23.1%	29,431	6.5%
Acquired growth	141,036	8.3%	102,297	8.2%	38,739	8.6%
Currency effect compared to the prior period	(59,780)	(3.5)%	(52,204)	(4.2)%	(7,576)	(1.7)%
Balance for fiscal year 2015	$2,099,821	23.5%	$1,587,104	27.1%	$512,717	13.4%

Revenue increased by approximately 23% to $2,099.8 million both through acquisition and organic growth.

•
Organic growth was principally driven by contracts in our Health Services and U.S. Federal Services Segments. Much of our organic growth is from contracts in the start-up phase which causes the gross profit to lag in the initial year of contract performance.

•
Acquired growth was driven by the acquisitions of Acentia, which has been integrated into our U.S. Federal Services Segment, and Remploy, which has been integrated into our Human Services Segment. Acentia is located in the United States and Remploy is located in the United Kingdom.

•
The detrimental currency effect has been driven by the strength of the United States Dollar against other currencies of our foreign operations. We have recorded lower revenues where other currencies are utilized than would have been the case if currency rates had remained stable.

Cost of revenue increased by approximately 27% compared to the prior year. Within our Health Services and Human Services Segments, we had a number of projects which were in start-up.

Gross profit increased by approximately 13% to $512.7 million, representing a profit margin of 24.4% compared to 26.6% in the prior year. The declines in our margins were caused by:

•	Declines in Health Services margins from contracts in start-up;

•	Declines in U.S. Federal Services margins from the addition of Acentia’s business and declines in certain highly-accretive appeals and assessments services which had been anticipated;

•	A slight increase in Human Services margins, where the benefits of Remploy’s business was generally offset by start-up costs elsewhere.
Our SG&A increased by $17.9 million to $238.8 million in fiscal year 2015 compared to fiscal year 2014, an increase of 8.1%. This increase was principally driven by the following factors:

•	The acquisitions of Acentia and Remploy added $21 million of SG&A.

•	Our investment in our IT infrastructure resulted in additional expenditures of approximately $7 million on shared resources;

•	Our management cash bonus plan was reduced by approximately $11 million compared to fiscal year 2014; and

•	The strength of the U.S. Dollar resulted in a reduction to SG&A of $4 million.
As organic SG&A declined slightly year-over-year, all of our segments received steady or declining allocations of costs. Our U.S. Federal Services and Human Services Segments incurred additional costs due to the acquisitions of Acentia and Remploy, respectively.

Operating income increased 15% to $259.8 million, which is 12.4% of revenue. This growth was driven by organic growth and the acquisitions of Acentia and Remploy, partially offset by currency headwinds. The operating income margin decline has been driven by the same factors as the operating income decline, as well as increases in costs related to acquisitions and intangible asset amortization.

In fiscal year 2015, we used a combination of borrowings from our revolving credit facility and cash to fund the acquisition of Acentia as well as other strategic and working capital requirements. As a consequence, we recorded interest expense in fiscal year 2015.

Our tax rate for fiscal year 2015 was 38.4%, compared to 36.1% in fiscal year 2014. Our tax rate increased due to a greater share of our income coming from the United States, particularly with the growth of our U.S. Federal Services Segment. In addition, our fiscal year 2014 tax rate received the benefit of the utilization of additional employment-related tax credits in fiscal year, the utilization of a tax net operating loss in Canada which had previously been fully reserved, and a benefit to our state taxes for the difference between the estimates in fiscal year 2013 to the tax returns filed in the fourth quarter of fiscal year 2014.

Health Services Segment
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program (CHIP) and ACA in the U.S., Health Insurance BC (British Columbia) in Canada and HAAS and Fit for Work Service in the U.K.

	Year ended September 30,
(dollars in thousands)	2016	2015	2014
Revenue	$1,298,304	$1,109,238	$906,650
Cost of revenue	1,006,123	855,130	692,922
Gross profit	292,181	254,108	213,728
Selling, general and administrative expense	107,155	99,815	98,172
Operating income	185,026	154,293	115,556
Gross profit percentage	22.5%	22.9%	23.6%
Operating margin percentage	14.3%	13.9%	12.7%
Fiscal year 2016 compared to fiscal year 2015
Changes in revenue, cost of revenue and gross profit for fiscal year 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2015	$1,109,238		$855,130		$254,108
Organic growth	202,928	18.3%	165,467	19.3%	37,461	14.7%
Acquired growth	14,881	1.3%	10,336	1.2%	4,545	1.8%
Currency effect compared to the prior period	(28,743)	(2.6)%	(24,810)	(2.9)%	(3,933)	(1.5)%
Balance for fiscal year 2016	$1,298,304	17.0%	$1,006,123	17.7%	$292,181	15.0%
Revenue increased by approximately 17% to $1,298.3 million. Gross profit increased by approximately 15% and operating income increased by approximately 20%.
Our revenue and direct cost increases were driven by three factors.

•	Our scope of work expanded on our existing U.S.-based contracts, notably with the expansion of an existing contract in New York State.

•
We received a full year benefit from our U.K.-based HAAS contract. This contract commenced March 1, 2015. The HAAS contract experienced operating losses in fiscal year 2015 due to challenges in the recruitment and retention of healthcare professionals. This resulted in reduced fees from performance incentives in the contract. During fiscal year 2016, our performance on the HAAS contract improved and we experienced operating margins in the high-single digits.

•	Our results include seven months of operations following our acquisition of Ascend.
These benefits were partially offset by the detrimental effect of the decline in value of the British Pound.
Our gross profit margins declined slightly year-over-year. This expected decline is due, in part, to the ramp-up on the HAAS contract which operated at lower margins than the remainder of the Segment. As expected, the Fit For Work contract, which commenced in fiscal year 2015, also tempered gross profit margins.
Our operating income margins improved by approximately 40 basis points and received the benefit of our business expansion without a corresponding increase in our administrative cost base.

Our performance in fiscal year 2017 is expected to benefit from the continued maturity of the HAAS contract, although this benefit will be tempered by the declines in the value of the British Pound. We anticipate further expansion within our existing contracts but we do not expect to receive a similar benefit from our New York contract, which included approximately $36 million of non-recurring revenue tied to the infrastructure investments for the expansion of new work. In addition, we elected to forgo rebidding on a contract in Connecticut where we were the incumbent operator due to unfavorable terms and increased risk. This contract contributed approximately $23 million of revenue in fiscal year 2016.
Fiscal year 2015 versus fiscal year 2014
Changes in revenue, cost of revenue and gross profit for fiscal year 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2014	$906,650		$692,922		$213,728
Organic growth	225,285	24.8%	183,918	26.5%	41,367	19.4%
Currency effect compared to the prior period	(22,697)	(2.5)%	(21,710)	(3.1)%	(987)	(0.5)%
Balance for fiscal year 2015	$1,109,238	22.3%	$855,130	23.4%	$254,108	18.9%

Revenue increased by approximately 22% to $1,109.2 million. Approximately half of this growth was driven by the HAAS contract, which commenced in fiscal year 2015. The remainder of this growth was driven by the expansion of existing work and new contracts.

Cost of revenue increased by approximately 23% to $855.1 million. The principal driver was the HAAS contract, which was in start-up. This contract experienced challenges in the recruitment and retention of healthcare professionals which resulted in additional costs incurred that were not recovered due to reduced fees from performance incentives.

Gross profit increased by approximately 19% to $254.1 million. Our gross profit margin declined by 70 basis points to 22.9%. The HAAS contract would have reduced the segment profit margin by 270 basis points, but this was more than offset by the improvements on the PSI contract and growth in other contracts.
As noted above, our SG&A expense for the company, and the Health Services Segment, did not significantly fluctuate year-over-year. Accordingly, the segment’s operating income margin received the benefit from the company’s economies of scale.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, system development, software development and program management for various civilian U.S. federal programs.

	Year ended September 30,
(dollars in thousands)	2016	2015	2014
Revenue	$591,728	$502,484	$341,840
Cost of revenue	453,560	383,838	231,047
Gross profit	138,168	118,646	110,793
Selling, general and administrative expense	74,792	59,252	47,695
Operating income	63,376	59,394	63,098
Gross profit percentage	23.3%	23.6%	32.4%
Operating margin percentage	10.7%	11.8%	18.5%

Fiscal year 2016 compared to fiscal year 2015
Changes in revenue, cost of revenue and gross profit for fiscal year 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2015	$502,484		$383,838		$118,646
Organic growth	(15,043)	(3.0)%	(11,133)	(2.9)%	(3,910)	(3.3)%
Acquired growth	104,287	20.8%	80,855	21.1%	23,432	19.7%
Balance for fiscal year 2016	$591,728	17.8%	$453,560	18.2%	$138,168	16.5%

Revenue increased by approximately 18% to $591.7 million. Gross profit increased by approximately 16% and operating income increased by 6.7%.
Revenue growth was driven by a full year of Acentia's business following the acquisition in April 2015.
Our organic business declined, caused by the anticipated closure of a customer contact center where we provided support for the Federal Marketplace under the ACA. This accounted for a $49 million reduction in revenue compared to fiscal 2015. In addition, the majority of contracts from Acentia are cost-plus or time and materials which has resulted in lower profit margins in this division. Cost-plus and time-and-materials work is designed to have lower profit rates as this is generally lower risk work. These declines in profitability were partially offset by expected benefits in the profitability of our contract with the Department of Education.
Our SG&A expense included a full year of expense from the Acentia acquisition.
For fiscal year 2017, we are anticipating that our growth will be tempered by anticipated reductions in a healthcare contract of approximately $40 million.
Fiscal year 2015 versus fiscal year 2014
Changes in revenue, cost of revenue and gross profit for fiscal year 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2014	$341,840		$231,047		$110,793
Organic growth	56,649	16.6%	73,131	31.7%	(16,482)	(14.9)%
Acquired growth	103,995	30.4%	79,660	34.5%	24,335	22.0%
Balance for fiscal year 2015	$502,484	47.0%	$383,838	66.1%	$118,646	7.1%
Revenue increased by approximately 47% to $502.5 million. Cost of revenue increased by approximately 66% to $383.8 million. Gross profit increased by 7.1% and operating income decreased by 5.9%.

Revenue was both organic and acquired, with the Acentia business being integrated into this Segment and driving the acquired growth in fiscal year 2015.

Organic revenue was driven by the ongoing ramp-up of the Department of Education contract, a subcontract which commenced in fiscal year 2015 and growth on existing contracts, which more than offset two declines which we had anticipated: approximately $58 million of reductions in the Company’s Medicare appeals business and $20 million from the closure of a customer contact center that supported the Federal Marketplace.

Cost of revenue increased due to the acquisition of Acentia and our organic revenue growth. The rate of our cost growth exceeded that of our revenue growth for the following reasons:

•
The profit margin on Acentia’s business is lower than that of the remainder of the segment. Acentia’s portfolio of contracts has a higher share of cost-plus and time-and-materials work, which would be expected to have lower margins.

•	The contract with the Department of Education was in start-up, resulting in additional costs.

•	Our Medicare appeals business had reduced revenues due to changes in legislation.
Accordingly, our gross profit margins declined year-over-year.

SG&A increased approximately $10.7 million primarily due to the acquisition of Acentia.
Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education and K-12 special education programs. The K-12 Education business was divested in fiscal year 2016. About 65% of our revenue in this Segment is earned in foreign jurisdictions.

	Year ended September 30,
(dollars in thousands)	2016	2015	2014
Revenue	$513,328	$488,099	$452,422
Cost of revenue	381,486	348,136	324,820
Gross profit	131,842	139,963	127,602
Selling, general and administrative expense	84,157	79,719	74,444
Operating income	47,685	60,244	53,158
Gross profit percentage	25.7%	28.7%	28.2%
Operating margin percentage	9.3%	12.3%	11.7%
Fiscal year 2016 compared to fiscal year 2015
Changes in revenue, cost of revenue and gross profit for fiscal year 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2015	$488,099		$348,136		$139,963
Organic growth	6,899	1.4%	23,398	6.7%	(16,499)	(11.8)%
Acquired growth	38,817	8.0%	26,234	7.5%	12,583	9.0%
Currency effect compared to the prior period	(20,487)	(4.2)%	(16,282)	(4.7)%	(4,205)	(3.0)%
Balance for fiscal year 2016	$513,328	5.2%	$381,486	9.6%	$131,842	(5.8)%
Revenue increased by 5.2% to $513.3 million. Gross profit decreased by 5.8% and operating income decreased by 21%. Revenue was driven by:

•
The ramp-up of the new Australian jobactive contract, which commenced in late fiscal 2015. This contract resulted in higher revenue and costs, but in fiscal 2016 it operated at a lower margin than its predecessor contract. We also expect the new contract to operate at lower margins than its predecessor contract in fiscal year 2017;

•	Revenue from Assessments Australia and a full year of revenue from Remploy;

•	Anticipated declines in the U.K. Work Programme, owing to lower volumes and referrals with the expected wind down of the contract in 2017; and

•	The detrimental effect of foreign currency declines.
The expected declines in gross and operating income were principally caused by the ongoing ramp-up of the jobactive contract in Australia.
The majority of the SG&A increase was driven by a full year of Remploy activity and the acquisition of Assessments Australia.
In fiscal 2017, we anticipate that our business will continue to operate at below 10% margins. Subsequent to year end, we have commenced a restructuring of our U.K. Human Services business which will reduce profit by approximately $3.8 million in the first quarter of fiscal 2017, which we believe we will recover from cost savings over the remainder of the year.
Fiscal year 2015 versus fiscal year 2014
Changes in revenue, cost of revenue and gross profit for fiscal year 2015 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2014	$452,422		$324,820		$127,602
Organic growth	35,719	7.9%	31,173	9.6%	4,546	3.6%
Acquired growth	37,041	8.2%	22,637	7.0%	14,404	11.3%
Currency effect compared to the prior period	(37,083)	(8.2)%	(30,494)	(9.4)%	(6,589)	(5.2)%
Balance for fiscal year 2015	$488,099	7.9%	$348,136	7.2%	$139,963	9.7%

Revenue increased by 7.9% to $488.1 million. Revenue movement was driven by:

•	Organic growth in all our markets driven by new contracts and strong performance in existing contracts;

•	Acquired growth from Remploy; and

•	The detrimental effect of foreign currency exchange rates (primarily the impact of the Australian Dollar).
Cost of revenue increased by 7.2% to $348.1 million, consistent with revenue growth. The rate of growth for organic cost of revenue exceeded that of revenue. This was principally due to the expansion of the jobactive contract in Australia, which was in start-up. This was tempered by the effect of currency fluctuations.

Gross profit increased by 9.7% to $140.0 million, with our gross profit margin increasing by 50 basis points. The benefits of Remploy’s acquired business and some accretive growth in our North American operations was offset by margin dilution from the jobactive contract.

SG&A expenses increased by approximately $10 million due to the acquisition of Remploy.
Liquidity and capital resources
Our principal source of liquidity remains our cash flows from operating activities. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure and our share repurchases. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of start-up operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our operating cash flows, we also use a credit facility. We used this facility to fund our acquisitions of Acentia and Ascend, as well as short-term borrowings to cover immediate working capital needs. At September 30, 2016, we had outstanding borrowings of $164.7 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operating activities should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
At September 30, 2016, our foreign subsidiaries held $63.7 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the U.S. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should these earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.
The following table provides a summary of our cash flow information for the three years ended September 30, 2016.

	Year ended September 30,
(dollars in thousands)	2016	2015	2014
Net cash provided by/(used in):
Operating activities	$180,026	$206,217	$213,600
Investing activities	(87,103)	(393,872)	(49,389)
Financing activities	(96,842)	111,115	(127,144)
Effect of exchange rates on cash and cash equivalents	(4,554)	(6,900)	(4,572)
Net (decrease)/increase in cash and cash equivalents	$(8,473)	$(83,440)	$32,495
Cash provided by operating activities for the years ended September 30, 2016, 2015 and 2014 was $180.0 million, $206.2 million and $213.6 million, respectively. These cash flows were adversely affected by Days Sales Outstanding (DSO) and by the increase in working capital required by the growth in the volume of our business.
At September 30, 2016, our DSO were 70, which is within our target of 65-80, which increased from 67 and 64 days as of September 30, 2015 and 2014, respectively. A day’s worth of sales was approximately $7 million at September 30, 2016; therefore a three day increase reduced cash flow by approximately $21 million. Our working capital investment also increased in fiscal year 2016 due to the 14% increase in our revenue. Deferred revenue increased in fiscal year 2015 as a result of the initial start-up activities for project infrastructure spend for HAAS, Australia and Fit for Work. This caused cash flow from operations to be higher than normal in fiscal year 2015. Deferred revenue decreased in fiscal year 2016 reducing cash flow from operations. The timing of our tax payments in fiscal year 2016, compared to the prior year, has also reduced our cash flows by approximately $25 million.
Our 2014 cash flows followed significant delays in fiscal year 2013 as a large number of contracts commenced late in the year causing delays in payment, which are common at the beginning of arrangements. These issues were resolved in fiscal year 2014, resulting in significant catch-up in our cash collections.
A single significant customer can have an effect of 2-3 days in our DSO calculation and a number of payments due in September 2016 arrived in the early days of our 2017 fiscal year. We are anticipating full year operating cash flows in the range of $230 million to $280 million in fiscal 2017.
Our cash flows from investing activities included significant payments to acquire businesses. In fiscal year 2016, we paid $46.7 million to acquire Ascend and Assessments Australia; in fiscal year 2015, we paid $289.2 million, principally to acquire Acentia. Our cash flows in fiscal year 2015 were further affected by significant investments to improve our IT infrastructure in the U.S. as well as project specific capital build outs in the U.K. and Australia. These expenditures returned to normal levels in fiscal year 2016. In fiscal year 2016, we received cash of $5.5 million related to the sale of our K-12 Education business.
Our cash flows from financing activities have been driven by our use of our credit facility, our repurchases of our own common stock and our quarterly dividend.
In fiscal year 2015, we borrowed $225 million to acquire Acentia; a further $40 million was borrowed in fiscal year 2016 to acquire Ascend, and other borrowings have been made to fund short-term working capital needs. We are currently using cash provided by operating activities to fund capital expenditures and to repay our debt balance.

At September 30, 2016, our outstanding balance under the credit facility was $164.7 million. We had $230.1 million available to borrow as of September 30, 2016, which we believe will be sufficient to cover our operating and other capital requirements.
We repurchased 0.6 million, 1.6 million and 2.7 million shares of common stock during fiscal years 2016, 2015 and 2014, respectively at a total cost of $227.3 million. At September 30, 2016, we had $137.8 million available for future repurchases under a plan approved by our Board of Directors. Our share repurchases are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. During the first quarter of fiscal year 2017 through November 21, 2016, we acquired an additional 0.5 million shares at a cost of $24.0 million. Based upon our shares repurchased and our expectations for future purchases, we are anticipating that our diluted number of shares for fiscal year 2017 will be approximately 66.2 million.
Since the second half of fiscal year 2011, we have paid a quarterly dividend of $0.045 per common share. This has resulted in a regular cash outflow of approximately $12 million per year. Our next dividend will be paid on November 30, 2016 to shareholders of record on November 15, 2016. Continued payment of the dividend is dependent upon board discretion and is based upon similar factors which influence share repurchases.
The detrimental effect of exchange rates on cash and cash equivalents of $4.6 million in the 2016 fiscal year reflects the strengthening of the U.S. Dollar against the other international currencies utilized by the business.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
(dollars in thousands)	2016	2015	2014
Cash provided by operating activities	$180,026	$206,217	$213,600
Purchases of property and equipment and capitalized software costs	(46,391)	(105,149)	(47,148)
Free cash flow	$133,635	$101,068	$166,452
Obligations and commitments
The following table summarizes our contractual obligations at September 30, 2016 that require the Company to make future cash payments:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$187,394	$70,675	$87,705	$26,682	$2,332
Debt(1)	174,437	2,810	5,298	166,229	100
Deferred compensation plan liabilities(2)	25,815	1,803	2,016	1,376	20,620
Total(3)	$387,646	$75,288	$95,019	$194,287	$23,052
____________________________________________

(1)
Future interest included in debt was $8.8 million, $2.5 million, $5.0 million and $1.3 million for the total, less than one year, one to three years and three to five years, respectively. These include interest payments that would be made on our revolving credit facility if the current balance and borrowing rate were to continue to prevail.

(2)
Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. However, early withdrawal is permitted for certain conditions, including employee hardship or termination, which may accelerate the payment of these liabilities. At September 30, 2016, we held assets of $24.8 million in a Rabbi Trust which could be used to meet these obligations.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2016, we are unable to reasonably estimate settlements with taxing authorities. The above table does not reflect unrecognized income tax benefits of approximately $1.1 million, of which approximately $0.6 million is related interest and penalties. See "Note 15. Income taxes" of the Consolidated Financial Statements for a further discussion on income taxes.
The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration. See "Note 5. Business combinations and disposal" of our Consolidated Financial Statements for additional information on these balances.

•
As part of the acquisition arrangement for DeltaWare Systems, Inc., which was acquired in fiscal year 2010, we agreed to pay up to $4.0 million (Canadian) in the event that certain sales targets are reached before December 31, 2016. At this time, no sales arrangements have been entered into which would require a payment to be made and we have no accrual recorded.

•
As part of the acquisition arrangement for Assessments Australia, which was acquired in fiscal year 2016, we agreed to pay $0.5 million in the event that certain contracts were obtained prior to December 2022. At present, we have recorded a liability of $0.4 million related to this balance.

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
Effects of inflation
As measured by revenue, approximately 33% of our business in fiscal year 2016 was conducted under cost-reimbursable pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 7% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are typically priced to mitigate the risk of our business being adversely affected by inflation.
Critical accounting policies and estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported. We consider the accounting policies below to be the most important to our financial position and results of operations either because of the significance of the financial statement item or because of the need to use significant judgment in recording the balance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are summarized in "Note 1. Business and summary of significant accounting policies" of the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Revenue Recognition.    We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.
Approximately 33% of our business is derived from cost-plus pricing arrangements. Revenue on cost-plus contracts is recognized based on costs incurred plus the negotiated fee earned. Our key estimates relate to the allocation of indirect costs. Much of the allocation of allowable indirect costs is based upon rules established by the relevant contract or by reference to U.S. Federal Government standards. While the existence of these rules reduces the risk of a significant error, the allocation of indirect costs is typically audited by our customers and it usually takes a significant period of time for an audit to be concluded. The iterative process of an audit provides us with information to refine our estimates for open periods. We have not recorded any significant adjustments to our revenue related to changes in such estimates for any of the three years ended September 30, 2016. We are current in our submissions of costs to relevant regulators. Although audits of past costs remain open for certain years, we believe it is unlikely that a significant adjustment to prior periods would occur at this time. We believe that the likelihood of a significant adjustment to revenue would be remote.
On certain performance-based arrangements, our per-transaction fees may be higher in earlier years to compensate for anticipated higher costs at the commencement of contract operations. Where the discount in future fees is considered both significant and incremental, we are required to estimate our total future volumes and revenues and allocate an estimated fee to each transaction. We refine these estimates of total future volumes quarterly and we recognize these changes as a cumulative catch-up to our revenue. The sensitivity of these volume estimates is driven by the length of the contract, the size of the discounts and the maturity of the contract. Our greatest revenue volatility from our estimate will typically arise at the mid-point of the contract; in early periods of contract performance, changes to estimates of future volumes will have a smaller true-up; in later periods, there is less likelihood of a significant change in estimate. Although we had a number of contracts with these terms and conditions during the three years ended September 30, 2016, no significant adjustments to revenue were recorded in this period. As of September 30, 2016, many of these contracts are close to maturity and, accordingly, the likelihood of a significant adjustment has diminished. The only significant remaining contract is in our contract with the Department of Education, which is in our U.S. Federal Services Segment. The contract, which has an expected total value of approximately $0.9 billion, has completed its second full year of operations and has up to eight years of operations remaining. Our transaction billing rate for the future periods is approximately 10% lower than that for the first two years. If, at September 30, 2016, our estimate of future volumes had increased or decreased by five percent, it would not have resulted in a significant adjustment to revenue and operating income.
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
Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in identifying our reporting units, appropriately allocating goodwill to these reporting units and assessing the fair value of these reporting units. At July 1, 2016, the Company performed its annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.
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
No impairment charges were recorded in the three years ending September 30, 2016. During the year ended September 30, 2016, we performed an impairment assessment on long-lived assets with carrying values of

$25.5 million. Although no impairment was identified at this time, we will continue to review for indicators of asset impairment over its remaining life.
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
Non-GAAP and other measures
We utilize non‑GAAP measures where we believe it will assist the user of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operating activities or net income as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
During fiscal years 2016 and 2015, we acquired Acentia, Remploy, Assessments Australia and Ascend. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
In fiscal year 2016, 28% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current year’s results for all foreign businesses using the exchange rates in the prior year.
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and routine capital expenditures and excludes the cash flow effects of acquisitions, share repurchases, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operating activities.
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days.
During fiscal year 2016, we utilized our credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA as follows:

	Year ended September 30,
(in thousands)	2016	2015	2014
Net income attributable to MAXIMUS	$178,362	$157,772	$145,440
Interest expense/(income)	3,466	673	(1,815)
Provision for income taxes	105,808	99,770	81,973
Amortization of intangible assets	13,377	9,348	5,890
Stock compensation expense	18,751	17,237	17,278
Acquisition-related expenses	832	4,745	—
Gain on sale of a business	(6,880)	—	—
Adjusted EBITA	313,716	289,545	248,766
Depreciation and amortization of property, plant, equipment and capitalized software	58,404	46,849	42,778
Adjusted EBITDA	$372,120	$336,394	$291,544

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk relating to interest rates through our revolving credit facility. Our cash balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At September 30, 2016, we had borrowings under our credit facility of $164.7 million and we had an interest rate swap agreement fixing a notional $42.0 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at September 30, 2016 was 0.527%. A hypothetical increase in LIBOR of 10% would increase our annual interest expense and cash flows on our outstanding balance by approximately $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the U.K., Australia and Canada. At September 30, 2016, we held net assets in functional currencies other than the U.S. Dollar of $203.9 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $20.4 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
Our net monetary assets are calculated as cash and cash equivalents, accounts receivable, prepaid and other current assets offset by accounts payable and accrued liabilities, accrued compensation and employee benefits, deferred revenue (both current and non-current) and the current portion of long-term debt. Our net monetary assets in functional currencies other than the U.S. Dollar include $10.9 million in Australian Dollars, $5.7 million in Canadian Dollars and $21.5 million in British Pounds as of September 30, 2016.

ITEM 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 21, 2016

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended September 30,
	2016	2015	2014
Revenue	$2,403,360	$2,099,821	$1,700,912
Cost of revenue	1,841,169	1,587,104	1,248,789
Gross profit	562,191	512,717	452,123

Selling, general and administrative expenses	268,259	238,792	220,925
Amortization of intangible assets	13,377	9,348	5,890
Acquisition-related expenses	832	4,745	—

Gain on sale of a business	6,880	—	—
Operating income	286,603	259,832	225,308

Interest expense	4,134	1,398	—

Other income, net	3,499	1,385	2,061
Income before income taxes	285,968	259,819	227,369
Provision for income taxes	105,808	99,770	81,973
Net income	180,160	160,049	145,396
Income/(loss) attributable to noncontrolling interests	1,798	2,277	(44)
Net income attributable to MAXIMUS	$178,362	$157,772	$145,440
Basic earnings per share attributable to MAXIMUS	$2.71	$2.37	$2.15
Diluted earnings per share attributable to MAXIMUS	$2.69	$2.35	$2.11
Dividends per share	$0.18	$0.18	$0.18
Weighted average shares outstanding:
Basic	65,822	66,682	67,680
Diluted	66,229	67,275	69,087

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended September 30,
	2016	2015	2014
Net income	$180,160	$160,049	$145,396
Foreign currency translation adjustments	(13,828)	(22,570)	(7,757)
Interest rate hedge, net of income taxes of $(16), $16 and $—	24	(25)	—
Comprehensive income	166,356	137,454	137,639
Comprehensive income/(loss) attributable to noncontrolling interests	1,798	2,277	(44)
Comprehensive income attributable to MAXIMUS	$164,558	$135,177	$137,683

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$66,199	$74,672
Accounts receivable—billed and billable, net	444,357	396,177
Accounts receivable—unbilled	36,433	30,929
Income taxes receivable	17,273	7,310
Prepaid expenses and other current assets	56,718	52,819
Total current assets	620,980	561,907
Property and equipment, net	131,569	137,830
Capitalized software, net	30,139	32,483
Goodwill	397,558	376,302
Intangible assets, net	109,027	102,358
Deferred contract costs, net	18,182	19,126
Deferred compensation plan assets	23,307	19,310
Deferred income taxes	8,644	11,058
Other assets	9,413	11,184
Total assets	$1,348,819	$1,271,558
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$150,711	$155,411
Accrued compensation and benefits	96,480	99,700
Deferred revenue	73,692	77,642
Income taxes payable	7,979	11,709
Long-term debt, current portion	277	356
Other liabilities	11,617	11,562
Total current liabilities	340,756	356,380
Deferred revenue, less current portion	40,007	52,954
Deferred income taxes	16,813	6,546
Long-term debt	165,338	210,618
Deferred compensation plan liabilities, less current portion	24,012	20,635
Other liabilities	8,753	8,726
Total liabilities	595,679	655,859
Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 65,223 and 65,437 shares issued and outstanding at September 30, 2016 and 2015, at stated amount, respectively	461,679	446,132
Accumulated other comprehensive income	(36,169)	(22,365)
Retained earnings	323,571	188,611
Total MAXIMUS shareholders' equity	749,081	612,378
Noncontrolling interests	4,059	3,321
Total equity	753,140	615,699
Total liabilities and equity	$1,348,819	$1,271,558

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$180,160	$160,049	$145,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and capitalized software	58,404	46,849	42,778
Amortization of intangible assets	13,377	9,348	5,890
Deferred income taxes	5,652	807	2,898
Stock compensation expense	18,751	17,237	17,278
Gain on sale of business	(6,880)	—	—
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable—billed and billable	(51,986)	(103,774)	(144)
Accounts receivable—unbilled	(5,590)	(911)	2,056
Prepaid expenses and other current assets	(2,027)	(6,475)	(2,540)
Deferred contract costs	(398)	(7,245)	2,254
Accounts payable and accrued liabilities	(2,371)	44,351	(2,928)
Accrued compensation and benefits	(869)	(3,157)	12,277
Deferred revenue	(11,661)	47,948	2,841
Income taxes	(13,125)	9,134	(10,974)
Other assets and liabilities	(1,411)	(7,944)	(3,482)
Cash provided by operating activities	180,026	206,217	213,600
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(46,651)	(289,212)	(2,670)
Purchases of property and equipment and capitalized software costs	(46,391)	(105,149)	(47,148)
Proceeds from the sale of a business	5,515	—	—
Other	424	489	429
Cash used in investing activities	(87,103)	(393,872)	(49,389)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(11,701)	(11,852)	(12,187)
Repurchases of common stock	(33,335)	(82,787)	(111,141)
Stock compensation tax benefit	5,172	9,474	9,665
Tax withholding related to RSU vesting	(11,614)	(12,451)	(14,681)
Stock option exercises	546	868	1,362
Borrowings under credit facility	149,823	330,993	15,000
Repayment of credit facility and other long-term debt	(195,200)	(121,611)	(15,162)
Other	(533)	(75)	—
Expansion of credit facility	—	(1,444)	—
Cash (used in)/provided by financing activities	(96,842)	111,115	(127,144)
Effect of exchange rate changes on cash	(4,554)	(6,900)	(4,572)
Net (decrease)/increase in cash and cash equivalents	(8,473)	(83,440)	32,495
Cash and cash equivalents, beginning of period	74,672	158,112	125,617
Cash and cash equivalents, end of period	$66,199	$74,672	$158,112
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2013	68,525	$415,271	$7,987	$106,250	$267	$529,775
Net income/(loss)	—	—	—	145,440	(44)	145,396
Foreign currency translation	—	—	(7,757)	—	—	(7,757)
Cash dividends	—	—	—	(12,187)	—	(12,187)
Dividends on RSUs	—	493	—	(493)	—	—
Repurchases of common stock	(2,672)	—	—	(113,135)	—	(113,135)
Stock compensation expense	—	17,278	—	—	—	17,278
Stock compensation tax benefit	—	9,665	—	—	—	9,665
Tax withholding relating to RSU vesting	—	(14,212)	—	—	—	(14,212)
Stock option exercises and RSU releases	760	1,362	—	—	—	1,362
Balance at September 30, 2014	66,613	429,857	230	125,875	223	556,185
Net income	—	—	—	157,772	2,277	160,049
Foreign currency translation	—	—	(22,570)	—	—	(22,570)
Interest rate hedge, net of income taxes	—	—	(25)	—	—	(25)
Cash dividends	—	—	—	(11,852)	(75)	(11,927)
Dividends on RSUs	—	397	—	(397)	—	—
Repurchases of common stock	(1,619)	—	—	(82,787)	—	(82,787)
Stock compensation expense	—	17,237	—	—	—	17,237
Stock compensation tax benefit	—	9,474	—	—	—	9,474
Tax withholding related to RSU vesting	—	(11,701)	—	—	—	(11,701)
Stock option exercises and RSU releases	443	868	—	—	—	868
Addition of noncontrolling interest from acquisition	—	—	—	—	896	896
Balance at September 30, 2015	65,437	446,132	(22,365)	188,611	3,321	615,699
Net income	—	—	—	178,362	1,798	180,160
Foreign currency translation	—	—	(13,828)	—	—	(13,828)
Interest rate hedge, net of income taxes	—	—	24	—	—	24
Cash dividends	—	—	—	(11,701)	(1,060)	(12,761)
Dividends on RSUs	—	363	—	(363)	—	—
Repurchases of common stock	(587)	—	—	(31,338)	—	(31,338)
Stock compensation expense	—	18,751	—	—	—	18,751
Stock compensation tax benefit	—	5,172	—	—	—	5,172
Tax withholding related to RSU vesting	—	(9,285)	—	—	—	(9,285)
Stock option exercises and RSU releases	373	546	—	—	—	546
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2016, 2015 and 2014
1. Business and summary of significant accounting policies
Description of business
MAXIMUS, Inc. (the "Company" or "we") is a leading operator of government health and human services programs worldwide.
We conduct our operations through three business segments: Health Services, U.S. Federal Services and Human Services.

•
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the United Kingdom.

•
The U.S. Federal Services Segment provides business process services and program management for large government programs, independent health review and appeals services for both the U.S. Federal Government and similar state-based programs and technology solutions for civilian agencies.

•	The Human Services Segment provides national, state and local human services agencies with a variety of business process services and related consulting services for government programs.
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Our significant estimates include revenue recognition, estimates of the fair value of assets acquired and liabilities assumed in business combinations, estimates of the collectability of receivables, estimates of future discounts in performance-based contracts, evaluation of asset impairment, accrual of estimated liabilities, valuation of acquisition-related contingent consideration liabilities and income taxes.
Revenue recognition
Revenue is generated from contracts with various pricing arrangements with total revenue contributions in fiscal year 2016 as follows:

•	performance-based criteria (42%);

•	costs incurred plus a negotiated fee ("cost-plus") (33%);

•	fixed-price (18%); and

•	time-and-materials (7%).
We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

We recognize revenue on performance-based contracts when earned, which occurs when we have achieved the performance obligation. This may result in revenue being recognized in irregular increments. In certain performance-based contracts, we may negotiate arrangements where we are reimbursed at higher levels at the beginning of an arrangement. Where we believe the rates in the latter part of the contract represent a significant and incremental discount to the customer, we recognize revenue at an average per-transaction rate. This results in a deferred revenue balance and requires us to estimate future volumes over the life of an arrangement. Adjustments to estimates of future volumes result in adjustments to revenue.
Revenue on cost-plus contracts is recognized as services are performed, based on costs incurred plus the negotiated fee earned. In certain contracts with the U.S. Federal Government, we may be paid an award fee, based upon the quality of the service we perform. Where this fee can be objectively determined, it is recognized ratably over the period of performance, which is between four and six months. Where the fee cannot be determined objectively, all revenue is deferred until the fee has been earned.
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
Revenue on time-and-materials contracts is recognized as services are performed, based on hours worked and expenses incurred.
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
New accounting standards
We have adopted two new accounting standard updates during the current fiscal year. These are part of the simplification initiative being undertaken by the Financial Accounting Standards Board (FASB).
We have adopted Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard reduces the complexity of deferred taxation disclosure by showing deferred income tax balances as noncurrent. In adopting this standard, we updated our September 30, 2015 consolidated balance sheet as if we had adopted this standard at that time. As previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015, our consolidated balance sheet held $19 million of current deferred tax assets, $0.7 million of noncurrent deferred tax assets included in "Other Assets" and $15.2 million of noncurrent deferred tax liabilities. These balances have been reclassified to record $11.1 million and $6.5 million of noncurrent deferred tax assets and liabilities, respectively.
We have adopted ASU No. 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustments. The new standard eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Adoption of this standard has not had a material effect on our financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

In addition, we are evaluating the effects of guidance issued in three significant areas of financial reporting. These new standards will have a significant effect on how we report and disclose transactions.
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. The new standard will require us to record the tax benefit or expense related to the vesting of restricted stock units or the exercise of stock options within our provision for income taxes in the consolidated statement of operations. This benefit is currently reported in the statement of changes in shareholders’ equity. The cash flow effects of the tax benefit will be reported in cash flows from operating activities; they are currently in cash flows from financing activities. The new standard will also allow us more flexibility in net settling RSUs as they vest. In addition, the new standard allows for changes in accounting for the forfeiture of stock awards. We are required to adopt this standard in our 2018 fiscal year; however, early adoption is permitted. If we had adopted this standard in our 2016 fiscal year, we would have reported a smaller provision for income taxes in the fourth quarter of our fiscal year, resulting in an additional $5.2 million in net income and cash flows from operating activities, with a corresponding decline in cash flows from financing activities. Our diluted earnings per share attributable to MAXIMUS would have been increased by $0.07 to $2.76. Almost all of our existing stock awards vest in September each year; accordingly, we would expect to record most of the effect of this change in our fourth fiscal quarter once this standard is adopted. We expect to adopt this standard in fiscal year 2017.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are evaluating the effect of the standard on our revenue.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will change the manner in which we will present our leasing arrangements. This standard will be effective during our 2020 fiscal year; however, early adoption is permitted. We are evaluating the effect of the standard.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Where we are obliged to hold cash balances as collateral for lease, credit card or letter of credit arrangements, or where we hold funds on behalf of clients, this balance is reported within other current assets. These restricted cash balances totaled $14.1 million and $13.4 million at September 30, 2016 and 2015, respectively.
Accounts receivable—billed, billable and unbilled
We present our accounts receivable balance including both billed and billable receivables. Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms.
Many of our clients require invoices to be prepared on a monthly basis. Where a significant amount of information needs to be collected prior to billing, it may not be possible to have an invoice prepared, reviewed and issued as of a period end. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible from within standard contract terms, we include this balance as billable accounts receivable.
Both billed and billable balances are recorded at their face amount less an allowance for doubtful accounts. We re-evaluate our client receivables on a quarterly basis, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues.
We present unbilled receivables as a separate component of our consolidated balance sheet. Unbilled receivables represents a timing difference between when amounts are billed or billable and when revenue has been recognized has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones which are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. Our unbilled receivable balance is

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

recorded at fair value which is the value which we expect to invoice for the services performed, once the criteria for billing have been met.
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
Intangible assets are separately identified and recorded at fair value. These assets are amortized on a straight-line basis over useful lives estimated at the time of the business combination.
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
Our reporting units are consistent with our operating segments, namely Health Services, U.S. Federal Services and Human Services. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test, as of July 1, 2016, and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.
Long-lived assets (excluding goodwill)
Property and equipment is recorded at cost. Depreciation is recorded over the assets' respective useful economic lives using the straight-line method, which are not to exceed 39 years for our buildings and seven years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.
All of the Company's capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and material incurred for the development of application software for internal use are capitalized and depreciated using the straight-line method over the estimated useful life of the software, ranging from three to eight years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.
Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2016.
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
For the years ended September 30, 2016, 2015 and 2014

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
Foreign currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses from foreign currency transactions are included in interest and other income.
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
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value. Accordingly, assets and liabilities carried at, or permitted to be carried at, fair value are classified within the fair value hierarchy in one of the following categories based on the lowest level input that is significant in measuring fair value:
Level 1 - Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.
Level 2 - Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models such as interest rates and yield curves that can be corroborated by observable market data.
Level 3 - Fair value is determined by using inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument approximate fair value due to the short-term nature of these balances.
We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheet at fair value under the heading of "Deferred Compensation Plan Assets". These assets have quoted prices in active markets (Level 1). See "Note 13. Employee benefit plans and deferred compensation" for further details.
We enter into derivative arrangements to reduce our exposure to interest rate fluctuations on our credit facility. The fair value of this derivative instrument was negligible at September 30, 2016. The inputs to calculate this balance are based upon prices and other factors which are observable in similar markets (Level 2). See "Note 6. Debt" for further details.
We have two acquisitions where our payment is contingent upon events which take place after the acquisition date. The related liability is recorded on our consolidated balance sheet as a long-term liability at estimated fair value and updated on a quarterly basis. The valuation of this liability is derived from internal estimates of future

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

performance and not from inputs that are observable (Level 3). See "Note 5. Business combinations and disposal" for further details.
2. Business segments
We have three business segments, Health Services, U.S. Federal Services and Human Services. These segments reflect the way in which we organize and manage the business and is consistent with the manner in which our Chief Executive Officer operates and reviews the results of the business.
Expenses which are not specifically included in the segments are included in other categories, including amortization of intangible assets, the direct costs of acquisitions and the gain on sale of the K-12 Education business. These costs are excluded from measuring each segment's operating performance.
The results of these segments for the three years ended September 30, 2016 are shown below (in thousands).

	Year ended September 30,
	2016	2015	2014
Revenue:
Health Services	$1,298,304	$1,109,238	$906,650
U.S. Federal Services	591,728	502,484	341,840
Human Services	513,328	488,099	452,422
Total	$2,403,360	$2,099,821	$1,700,912
Gross Profit:
Health Services	$292,181	$254,108	$213,728
U.S. Federal Services	138,168	118,646	110,793
Human Services	131,842	139,963	127,602
Total	$562,191	$512,717	$452,123
Selling, general and administrative expense:
Health Services	$107,155	$99,815	$98,172
U.S. Federal Services	74,792	59,252	47,695
Human Services	84,157	79,719	74,444
Other	2,155	6	614
Total	$268,259	$238,792	$220,925
Operating income:
Health Services	$185,026	$154,293	$115,556
U.S. Federal Services	63,376	59,394	63,098
Human Services	47,685	60,244	53,158
Amortization of intangible assets	(13,377)	(9,348)	(5,890)
Acquisition-related expenses	(832)	(4,745)	—
Gain on sale of a business	6,880	—	—
Other	(2,155)	(6)	(614)
Total	$286,603	$259,832	$225,308
Operating income as a percentage of revenue:
Health Services	14.3%	13.9%	12.7%
U.S. Federal Services	10.7%	11.8%	18.5%
Human Services	9.3%	12.3%	11.7%
Total	11.9%	12.4%	13.2%
Depreciation and amortization:
Health Services	$31,916	$27,694	$23,994
U.S. Federal Services	9,953	10,363	9,557
Human Services	16,535	8,792	9,227
Total	$58,404	$46,849	$42,778

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

Acquisition-related expenses are costs directly incurred from the purchases of Ascend Management Innovations, LLC (Ascend) and Assessments Australia in 2016 and Acentia, LLC (Acentia) and Remploy in 2015, as well as any unsuccessful transactions.
We principally operate in the U.S., the U.K., Australia, Canada and Saudi Arabia.
Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
United States	$1,721,261	$1,559,769	$1,306,026
United Kingdom	384,649	267,702	128,363
Australia	200,539	178,167	170,727
Rest of World	96,911	94,183	95,796
Total	$2,403,360	$2,099,821	$1,700,912
Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2016	2015
Health Services	$543,361	$482,560
U.S. Federal Services	440,006	441,521
Human Services	153,141	186,406
Corporate/Other	212,311	161,071
Total	$1,348,819	$1,271,558
Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2016	2015
United States	$118,751	$120,130
Australia	38,852	33,591
Canada	16,209	19,720
United Kingdom	11,086	16,141
Rest of World	117	41
Total	$185,015	$189,623
3. Concentrations of credit risk and major customers
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable - billed, billable and unbilled.
The majority of our business is in the U.S. Revenue from foreign projects and offices was 28%, 26% and 23% of total revenue for the years ended September 30, 2016, 2015 and 2014, respectively.
In the year ended September 30, 2016, approximately 46% of our total revenue was derived from state government agencies, many of whose programs received significant federal funding, 26% from foreign government agencies, 22% from U.S.-based Federal Government agencies, and 6% from other sources including local municipalities and commercial customers. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

During fiscal year 2016, the U.S. Federal Government, the U.K. Government and the state of New York each provided more than 10% of our annual revenue. Revenue from the U.S. Federal Government was exclusively within the U.S. Federal Segment. Revenue from the U.K. Government was both within the Health Services and Human Services Segments. Revenue from the state of New York was exclusively within our Health Services Segment. The proportion of revenue recognized from customers providing in excess of 10% of our consolidated revenue for each of the three years ended September 30, 2016 was from the following governments:

	Year ended September 30,
	2016	2015	2014
U.S. Federal Government	22%	20%	17%
United Kingdom	16%	*	*
New York	12%	10%	*
Australia	*	*	10%
California	*	*	10%
Texas	*	*	10%
_________________________________________

*	Government provided less than 10% of our consolidated revenue in this year.
4. Earnings per share
The weighted average number of shares outstanding used to compute earnings per shares was as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Weighted average shares outstanding	65,822	66,682	67,680
Effect of employee stock options and unvested restricted stock awards	407	593	1,407
Denominator for diluted earnings per share	66,229	67,275	69,087
For the years ended September 30, 2016, 2015 and 2014, 21,000, 15,000 and 286,000 unvested restricted stock units, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.
5. Business combinations and disposal
K-12 Education
On May 9, 2016, we sold our K-12 Education business, which was previously part of the Human Services Segment. As a result of this transaction, we recorded a gain of approximately $6.9 million. The K-12 Education business contributed revenue of $2.2 million, $4.7 million and $9.4 million for the years ended September 30, 2016, 2015 and 2014, respectively. We reported operating loss of $0.2 million, operating income of $0.9 million and $2.8 million in the respective years. Included within our September 30, 2015 consolidated balance sheet are total assets of $1.5 million and total liabilities of $2.7 million related to the K-12 Education business.

Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly-owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend for cash consideration of $44.1 million. Ascend is a provider of independent health assessments and data management tools to government agencies in the U.S. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business has been integrated into our Health Services Segment. Management has estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

as $18.6 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination. We have completed our evaluation of the fair value of all of the assets and liabilities acquired with the exception of balances related to taxation.

Our allocation of fair value for the assets and liabilities acquired is shown below.

(Amounts in thousands)	Purchase price allocation
Cash consideration, net of cash acquired	$44,069

Billed and unbilled receivables	$4,069
Other assets	407
Property and equipment and other assets	707
Intangible assets	22,300
Total identifiable assets acquired	27,483
Accounts payable and other liabilities	1,414
Deferred revenue	554
Total liabilities assumed	1,968
Net identifiable assets acquired	25,515
Goodwill	18,554
Net assets acquired	$44,069

The valuation of the intangible assets acquired is summarized below:

(Dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Technology-based intangible assets	8 years	1,700
Trade name	1 year	200
Total intangible assets		$22,300
Assessments Australia
On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia." We acquired Assessments Australia to expand our service offerings within Australia. The consideration is comprised of $2.6 million in cash and contingent consideration of $0.5 million to the sellers of Assessments Australia if sufficient contracts with a specific government agency are won by MAXIMUS prior to December 2022. We have performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the consolidated statement of operations. This business has been integrated into our Human Services Segment. Management identified goodwill and intangible assets acquired as $2.9 million and $0.4 million, respectively. We believe that the goodwill represents the value of the assembled workforce of Assessments Australia, as well as the enhanced capabilities which the business will provide us. We have completed our evaluation of the fair value of all of the assets and liabilities acquired with the exception of balances related to taxation.
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over six years.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

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
We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia as of the acquisition date (in thousands).

	As of		Updated through
	September 30, 2015	Adjustments	September 30, 2016
Cash consideration, net of cash acquired	$293,504	$—	$293,504

Accounts receivable and unbilled receivables	35,333	—	35,333
Other current assets	5,050	(1,959)	3,091
Property and equipment	2,140	—	2,140
Intangible assets—customer relationships	69,900	—	69,900
Total identifiable assets acquired	112,423	(1,959)	110,464
Accounts payable and other liabilities	32,426	(1,076)	31,350
Deferred revenue	251	—	251
Capital lease obligations	567	—	567
Deferred tax liabilities	—	6,741	6,741
Total liabilities assumed	33,244	5,665	38,909
Net identifiable assets acquired	79,179	(7,624)	71,555
Goodwill	214,325	7,624	221,949
Net assets acquired	$293,504	$—	$293,504
The excess of the acquisition date consideration over the estimated fair value of the net assets acquired was recorded as goodwill. We consider the goodwill to represent the value of the assembled workforce of Acentia, as well as the enhanced knowledge and capabilities resulting from this business combination. Approximately $175 million of the goodwill balance is anticipated to be deductible for tax purposes.
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
Remploy provides services to the U.K. Government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the U.K. The acquired assets and liabilities have been integrated into our Human Services Segment. The principal asset held by Remploy on the Remploy acquisition date was a contract worth $4.6 million. This asset is being amortized over two years on a straight-line basis.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

Centacare
On January 31, 2014, we acquired certain businesses from Centacare for $2.7 million ($3.1 million Australian) in cash. The operations of these businesses are consistent with the welfare-to-work services we provide in Australia. The Company acquired these businesses in order to expand our operations in Australia.
Of the purchase price, we allocated $3.2 million to intangible assets, representing customer relationships, and $0.5 million to deferred revenue. The intangible assets are being amortized over the anticipated lives of the customer relationships, which are approximately four years.
Acquisition related contingent consideration
Our financial statements include liabilities relating to payments we must make to the former owners of businesses which we have acquired based upon events which may occur subsequent to the acquisition. At the date of acquisition, we include an estimate of the fair value of these liabilities at that time. Subsequent changes to the fair value are recorded in our consolidated statement of operations.
Following our acquisition of DeltaWare Systems, Inc. in 2010, we agreed to make payments of up to $4.0 million (Canadian) if we made sales in particular geographic markets prior to December 31, 2016. No such sales have been made. At both September 30, 2016 and 2015, we have recorded no liability for this potential obligation.
Following our acquisition of Assessments Australia, we agreed to pay an additional $0.5 million the sellers of Assessments Australia if sufficient contracts with a specific government agency are won by MAXIMUS prior to December 2022. Upon acquisition and at September 30, 2016, we have reported a liability of $0.4 million.
Both estimates of the fair value of the contingent consideration are based upon probability-weighted assessments of likely future sales. As these inputs require significant judgment, they are considered to be Level 3 inputs under the FASB's classification of assets and liabilities subject to fair value measurement.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $30 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. The credit agreement will terminate on March 9, 2020, at which time all outstanding borrowings must be repaid. At September 30, 2016, we had U.S. Dollar borrowings of $164.7 million.
In addition to borrowings under the credit agreement, we have an outstanding loan of $0.8 million (1.0 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 23 remaining quarterly installments.
At September 30, 2016, we held three letters of credit under our credit agreement totaling $5.2 million. Each of these letters of credit may be called by customers or vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2016. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.5:1, we would be obliged to provide security in the form of the assets of the parent Company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.5:1. At September 30, 2016, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.15% and 0.3%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement. As of September 30, 2016, interest accrued at a rate of 1.55%.
Derivative Arrangement
In order to add stability to our interest expense and manage our exposure to interest rate movements, we enter into a derivative arrangement to fix payments on part of our outstanding loan balance. We agree to pay a fixed rate of interest to a financial institution and receive a balance equivalent to the floating rate payable. At September 30, 2016, payments on $42.0 million of our principal balance are fixed. The principal balance subject to this derivative arrangement will decline through June 30, 2017.
At September 30, 2016, the fair value of this derivative instrument was negligible. As this cash flow hedge is considered effective, the loss related to the decline in the fair value of this derivative instrument is reported in accumulated other comprehensive income (AOCI) in the consolidated statement of comprehensive income.
We have agreements with each of our interest rate swap counterparties that contain a provision providing that we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
During the year ended September 30, 2016, we made interest payments of $3.7 million.
7. Goodwill and intangible assets
Changes in goodwill for the years ended September 30, 2016 and 2015 are as follows (in thousands):

	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2014	$118,721	$6,199	$45,706	$170,626
Goodwill acquired with Acentia	—	214,325	—	214,325
Foreign currency translation	(5,294)	—	(3,355)	(8,649)
Balance as of September 30, 2015	113,427	220,524	42,351	376,302
Acquisitions of Ascend and Assessments Australia, respectively	18,554	—	2,899	21,453
Adjustment to goodwill acquired with Acentia	—	7,624	—	7,624
Disposal of K-12 Education business	—	—	(224)	(224)
Foreign currency translation	(8,302)	—	705	(7,597)
Balance as of September 30, 2016	$123,679	$228,148	$45,731	$397,558
There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2016			As of September 30, 2015
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$132,221	$26,238	$105,983	$114,736	$15,100	$99,636
Technology-based intangible assets	6,967	4,613	2,354	8,665	7,354	1,311
Trademarks and trade names	4,487	3,797	690	4,277	2,866	1,411
Total	$143,675	$34,648	$109,027	$127,678	$25,320	$102,358

Our intangible assets have a weighted average remaining life of 13.1 years, comprising 13.3 years for customer contracts and relationships, 5.5 years for technology-based intangible assets and 1.2 years for trademarks and trade names. Estimated future amortization expense is estimated for the following five fiscal years ending September 30th as follows (in thousands):

2017	$12,234
2018	10,031
2019	9,151
2020	8,054
2021	7,192
8. Property and equipment
Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2016	2015
Land	$1,738	$1,738
Building and improvements	11,726	11,716
Office furniture and equipment	261,752	245,577
Leasehold improvements	52,493	39,569
	327,709	298,600
Less: Accumulated depreciation and amortization	(196,140)	(160,770)
Total property and equipment, net	$131,569	$137,830
Depreciation expense for the years ended September 30, 2016, 2015 and 2014 was $49.2 million, $37.0 million and $32.9 million, respectively.
9. Capitalized software
Capitalized software consists of the following (in thousands):

	As of September 30,
	2016	2015
Capitalized software	$80,646	$73,584
Less: Accumulated amortization	(50,507)	(41,101)
Capitalized software, net	$30,139	$32,483
Amortization expense for the years ended September 30, 2016, 2015 and 2014 was $9.2 million, $9.9 million and $9.9 million, respectively.
10. Deferred contract costs
Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2016	2015
Deferred contract costs	$30,114	$27,282
Less: accumulated amortization	(11,932)	(8,156)
Total deferred contract costs, net	$18,182	$19,126

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

11. Accounts receivable reserves
Changes in the reserves against accounts receivable were as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Balance at beginning of year	$3,385	$3,138	$3,828
Additions to reserve	2,335	2,690	1,767
Deductions	(1,494)	(2,443)	(2,457)
Balance at end of year	$4,226	$3,385	$3,138
In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.
At September 30, 2016 and 2015, $16.2 million and $12.1 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2016 balance will be collected during the 2017 fiscal year.
12. Commitments and contingencies
Performance bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2016, we had performance bond commitments totaling $23.0 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
Operating Leases
We lease office space and equipment under various operating leases. Lease expense for the years ended September 30, 2016, 2015 and 2014 was $75.4 million, $67.1 million and $61.8 million, respectively. Sublease income for the year ended September 30, 2016 was $1.1 million. Our operating leases may contain rent escalations or concessions. Lease expense is recorded on a straight-line basis over the life of the respective lease.
Minimum future lease commitments under leases in effect as of September 30, 2016 are as follows (in thousands):

	Office space	Equipment	Total
Year ending September 30,
2017	$66,200	$4,475	$70,675
2018	46,185	3,779	49,964
2019	34,604	3,137	37,741
2020	20,670	1,910	22,580
2021	4,089	13	4,102
Thereafter	2,330	2	2,332
Total minimum lease payments	$174,078	$13,316	$187,394

We anticipate future sublease income of $1.2 million per fiscal year through fiscal year 2020.
Collective bargaining agreements
Approximately 16% of our employees are covered by collective bargaining agreements or similar arrangements.

13. Employee benefit plans and deferred compensation
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. During the years ended September 30, 2016, 2015 and 2014, we contributed $6.0 million, $4.7 million and $4.3 million to the 401(k) plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a rabbi trust with investments directed by the respective employees. The assets of the rabbi trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 96% of the liabilities as of September 30, 2016. The assets within the rabbi trust include $11.8 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations.
14. Equity
Stock compensation
At September 30, 2016, 1.7 million shares remained available for grants under our 2011 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.
We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2016, 2015 and 2014, compensation expense recognized related to RSUs was $18.8 million, $17.2 million and $17.3 million, respectively. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited.
A summary of our RSU activity for the year ended September 30, 2016, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2015	861,540	$42.48
Granted	481,901	52.00
Vested	(480,873)	43.08
Forfeited	(53,262)	44.75
Non-vested shares outstanding at September 30, 2016	809,306	47.64
In addition to the non-vested shares, certain shareholders held approximately 0.9 million vested awards whose issuance has been deferred.
The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2015 and 2014 was $50.82 and $46.49, respectively. The total fair value of RSUs which vested during the years ended September 30, 2016, 2015 and 2014 was $27.1 million, $68.6 million and $38.7 million, respectively. As of September 30, 2016, the total remaining unrecognized compensation cost related to unvested RSUs was $38.5 million. This expense is expected to be realized over the next four years, with a weighted average life of 1.4 years.
Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

A summary of our stock option activity for the year ended September 30, 2016, is as follows:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 2015	160,000	$9.18
Exercised	(80,000)	6.82
Outstanding and exercisable at September 30, 2016	80,000	11.55

The intrinsic value of outstanding and exercisable stock options at September 30, 2016 was $3.6 million. All remaining stock options will expire if not exercised before October 2017.
The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2016	2015	2014
Aggregate intrinsic value of all stock options exercised	$4,077	$5,536	$5,698
Net cash proceeds from exercise of stock options	546	868	1,362
The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $7.4 million, $7.1 million and $7.0 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the consolidated statements of cash flows as financing cash flows. During the year ended September 30, 2016, our employees forfeited 162,016 shares in this manner, resulting in a liability of $9.3 million.
Stock repurchase programs
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2016, 2015 and 2014, we repurchased 0.6 million, 1.6 million and 2.7 million common shares at a cost of $31.3 million, $82.8 million and $113.1 million, respectively. At September 30, 2016, $137.8 million remained available for future stock repurchases.
Subsequent to September 30, 2016, we have repurchased an additional 0.5 million common shares at a cost of $24.0 million.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

15. Income taxes
The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Income before income taxes:
United States	$238,871	$232,359	$180,820
Foreign	47,097	27,460	46,549
Income before income taxes	$285,968	$259,819	$227,369

	Year ended September 30,
	2016	2015	2014
Current provision:
Federal	$69,025	$74,050	$55,656
State and local	15,595	15,332	12,003
Foreign	15,536	9,581	11,416
Total current provision	100,156	98,963	79,075
Deferred tax expense (benefit):
Federal	7,778	2,233	1,750
State and local	902	403	181
Foreign	(3,028)	(1,829)	967
Total deferred tax expense (benefit)	5,652	807	2,898
Provision for income taxes	$105,808	$99,770	$81,973
The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Federal income tax provision at statutory rate of 35%	$100,089	$90,937	$79,579
State income taxes, net of federal benefit	10,723	9,847	7,920
Foreign taxation	(3,976)	(2,208)	(3,909)
Permanent items	1,284	1,602	1,286
Tax credits	(1,592)	(961)	(1,623)
Valuation allowances on net operating loss carryforwards	—	—	(962)
Other	(720)	553	(318)
Provision for income taxes	$105,808	$99,770	$81,973

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

The significant items comprising our deferred tax assets and liabilities as of September 30, 2016 and 2015 are as follows (in thousands):

	As of September 30,
	2016	2015
Net deferred tax assets/(liabilities)
Costs deductible in future periods	$27,738	$25,896
Deferred revenue	23,469	21,446
Stock compensation	5,085	4,600
Net operating loss carryforwards	1,291	1,356
Amortization of goodwill and intangible assets	(34,484)	(22,061)
Capitalized software	(10,126)	(9,781)
Accounts receivable - unbilled	(13,810)	(9,598)
Property and equipment	(5,517)	(6,650)
Other	(1,815)	(696)
	$(8,169)	$4,512

Our deferred tax assets and liabilities are held in various national and international jurisdictions which do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheet is split between jurisdictions which show a net deferred tax asset and a net deferred tax liability. Our net deferred tax position is summarized below (in thousands):

	As of September 30,
	2016	2015
Balance of tax jurisdictions with net deferred tax assets	$8,644	$11,058
Balance of tax jurisdictions with net deferred tax liabilities	(16,813)	(6,546)
Net deferred tax assets/(liabilities)	$(8,169)	$4,512

At September 30, 2016, our foreign subsidiaries held approximately $218 million of cumulative earnings. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.
Cash paid for income taxes during the years ended September 30, 2016, 2015, and 2014 was $108.3 million, $81.3 million and $79.4 million, respectively.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. Our net unrecognized tax benefits totaled $1.1 million and $1.0 million at September 30, 2016 and 2015, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.1 million and $1.0 million at September 30, 2016 and 2015, respectively.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2016, 2015 and 2014, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2016 and 2015 includes approximately $0.6 million of interest and penalties.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Balance at beginning of year	$529	$812	$812
Lapse of statute of limitation	—	(200)	—
Reductions for tax positions of prior years	(81)	(83)	—
Balance at end of year	$448	$529	$812
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2013 and to state and local income tax examinations by tax authorities for years before 2011. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2011.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

16. Quarterly information (unaudited)
Set forth below are selected quarterly consolidated statement of operations data for the fiscal years ended September 30, 2016 and 2015. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.
Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2015	March 31, 2016	June 30, 2016	Sept. 30, 2016
	(In thousands, except per share data)
Health Services	$291,903	$330,567	$333,699	$342,135
U.S. Federal Services	145,285	150,191	149,601	146,651
Human Services	119,534	125,695	133,794	134,305
Revenue	$556,722	$606,453	$617,094	$623,091

Health Services	$51,972	$82,717	$76,775	$80,717
U.S. Federal Services	28,238	33,421	38,980	37,529
Human Services	30,005	31,529	35,624	34,684
Gross profit	$110,215	$147,667	$151,379	$152,930

Health Services	$26,808	$56,914	$50,430	$50,874
U.S. Federal Services	10,716	14,983	19,119	18,558
Human Services	9,107	9,794	14,251	14,533
Amortization of intangible assets	(3,149)	(3,262)	(3,517)	(3,449)
Acquisition-related expenses	(46)	(529)	—	(257)
Gain on sale of a business	—	—	6,453	427
Other/Corporate	(650)	—	(2,127)	622
Operating Income	$42,786	$77,900	$84,609	$81,308

Net income	26,882	49,341	52,750	51,187
Net income attributable to MAXIMUS	26,609	48,785	52,225	50,743

Diluted earnings per share attributable to MAXIMUS	$0.40	$0.74	$0.79	$0.77

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2016, 2015 and 2014

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
17. Subsequent Event
Dividend
On October 7, 2016, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2016 to shareholders of record on November 15, 2016. Based on the number of shares outstanding, the payment will be approximately $2.9 million.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's (SEC) rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2016, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2016, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2016 of MAXIMUS, Inc. and our report dated November 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 21, 2016

PART III
The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2017 Annual Meeting of Shareholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC), except as otherwise indicated below:
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 30, 2016 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	889,306	$1.04	1,653,682
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	889,306	$1.04	1,653,682
_______________________________________________

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2016, all shares under the 2011 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.

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

Dated: November 21, 2016	MAXIMUS, INC.
	By:	/s/ RICHARD A. MONTONI
Richard A. Montoni Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI	President, Chief Executive Officer and Director (principal executive officer)	November 21, 2016
Richard A. Montoni

/s/ RICHARD J. NADEAU	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 21, 2016
Richard J. Nadeau

/s/ PETER B. POND	Chairman of the Board of Directors	November 21, 2016
Peter B. Pond

/s/ RUSSELL A. BELIVEAU	Director	November 21, 2016
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 21, 2016
John J. Haley

/s/ PAUL R. LEDERER	Director	November 21, 2016
Paul R. Lederer

/s/ RAYMOND B. RUDDY	Director	November 21, 2016
Raymond B. Ruddy

/s/ MARILYN R. SEYMANN	Director	November 21, 2016
Marilyn R. Seymann

/s/ JAMES R. THOMPSON, JR.	Director	November 21, 2016
James R. Thompson, Jr.

/s/ WELLINGTON E. WEBB	Director	November 21, 2016
Wellington E. Webb

EXHIBIT INDEX

Exhibit Number
2.1
Equity Purchase Agreement dated as of March 6, 2015 by and among Acentia, LLC, Certain of the Equity Holders of Acentia, LLC, SPG Acentia Seller Representative, LLC, MAXIMUS Federal Services, Inc. and MAXIMUS, Inc.(15)

3.1	Amended and Restated Articles of Incorporation of the Company, as amended.(1)
3.2	Articles of Amendment of Amended and Restated Articles of Incorporation.(2)
3.3	Amended and Restated Bylaws of the Company.(3)
4.1	Specimen Common Stock Certificate.(4)
10.1	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.(5)*
10.2	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(6)*
10.3	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.(7)*
10.4	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.5	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.(7)*
10.6	Amended and Restated Income Continuity Program.(8)*
10.7	Deferred Compensation Plan, as amended.(7)*
10.8	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009.(9)*
10.9	2011 Equity Incentive Plan.(10)
10.10	First Amendment to 2011 Equity Incentive Plan.(11)
10.11	Amended and Restated Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.(12)
10.12	Extension of Employment Agreement of Richard A. Montoni, dated October 7, 2013.(13)*
10.13	Letter Agreement between Richard A. Montoni and MAXIMUS, Inc. dated March 4, 2014.(14)*
10.14	First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.(15)
10.15
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.(16)

10.16	1997 Equity Incentive Plan, as amended.(17)*
10.17	First Amendment to the 1997 Equity Incentive Plan, as amended.(7)*
10.18	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.(18)*
10.19	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.(18)*
10.20	1997 Director Stock Option Plan, as amended.(19)*
10.21	1997 Employee Stock Purchase Plan, as amended.(20)*

Exhibit Number
21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Section 906 Principal Executive Officer Certification. Furnished herewith.
32.2	Section 906 Principal Financial Officer Certification. Furnished herewith.
99.1	Special Considerations and Risk Factors. Filed herewith.
101
The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

*	Denotes management contract or compensation plan.

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-12997) on August 14, 2000 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-12997) on May 10, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on June 19, 2015 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12997) on August 14, 1997 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-21611) on February 12, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on April 26, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on November 27, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12997) on November 16, 2015 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2009 (File No. 1-12997) on February 4, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company's Proxy Statement on Schedule 14A (File No. 1-12997) on January 27, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on December 21, 2015 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on March 21, 2013 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on October 7, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on March 4, 2014 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on March 9, 2015 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on October 26, 2015 and incorporated herein by reference.

(17)	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-136400) on August 8, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 1-12997) on June 23, 2006 and incorporated herein by reference.

(19)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (File No. 1-12997) on December 22, 1997 and incorporated herein by reference.

(20)	Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-122711) on February 10, 2005 and incorporated herein by reference.