Form 10-Q
period 2016-12-31
MAXIMUS INC
filed 2017-02-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

As of February 6, 2017 there were 64,813,534 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2016

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	difficulties in integrating acquired businesses;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage contract expenditures incurred before receiving related contract payments;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

•	the costs and outcome of litigation;

•	matters related to business we disposed of or divested; and

•
other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 21, 2016.

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenue	$607,564	$556,722
Cost of revenue	462,746	446,507
Gross profit	144,818	110,215
Selling, general and administrative expenses	65,398	64,234
Amortization of intangible assets	3,402	3,149
Restructuring costs	2,242	—
Acquisition expenses	—	46
Operating income	73,776	42,786
Interest expense	849	989
Other income, net	263	1,131
Income before income taxes	73,190	42,928
Provision for income taxes	26,861	16,046
Net income	46,329	26,882
(Loss)/income attributable to noncontrolling interests	(335)	273
Net income attributable to MAXIMUS	$46,664	$26,609
Basic earnings per share attributable to MAXIMUS	$0.71	$0.40
Diluted earnings per share attributable to MAXIMUS	$0.71	$0.40
Dividends paid per share	$0.045	$0.045
Weighted average shares outstanding:
Basic	65,770	65,954
Diluted	66,020	66,288
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Net income	$46,329	$26,882
Foreign currency translation adjustments	(9,694)	(2,159)
Interest rate hedge, net of income taxes of $8 and $25	12	37
Comprehensive income	36,647	24,760
Comprehensive (loss)/income attributable to noncontrolling interests	(335)	273
Comprehensive income attributable to MAXIMUS	$36,982	$24,487
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,767	$66,199
Accounts receivable — billed and billable, net of reserves of $4,283 and $4,226	426,372	444,357
Accounts receivable — unbilled	38,431	36,433
Income taxes receivable	1,759	17,273
Prepaid expenses and other current assets	51,126	56,718
Total current assets	587,455	620,980
Property and equipment, net	121,799	131,569
Capitalized software, net	28,172	30,139
Goodwill	393,480	397,558
Intangible assets, net	104,809	109,027
Deferred contract costs, net	17,805	18,182
Deferred compensation plan assets	23,816	23,307
Deferred income taxes	8,929	8,644
Other assets	10,072	9,413
Total assets	$1,296,337	$1,348,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,482	$150,711
Accrued compensation and benefits	68,996	96,480
Deferred revenue	64,665	73,692
Income taxes payable	9,166	7,979
Long-term debt, current portion	240	277
Other liabilities	11,563	11,617
Total current liabilities	289,112	340,756
Deferred revenue, less current portion	36,422	40,007
Deferred income taxes	22,731	16,813
Long-term debt	150,292	165,338
Deferred compensation plan liabilities, less current portion	26,497	24,012
Other liabilities	8,911	8,753
Total liabilities	533,965	595,679
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,664 and 65,223 shares issued and outstanding at December 31, 2016 and September 30, 2016, at stated amount, respectively	466,656	461,679
Accumulated other comprehensive loss	(45,851)	(36,169)
Retained earnings	338,460	323,571
Total MAXIMUS shareholders’ equity	759,265	749,081
Noncontrolling interests	3,107	4,059
Total equity	762,372	753,140
Total liabilities and equity	$1,296,337	$1,348,819

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operations:
Net income	$46,329	$26,882
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	14,562	12,947
Amortization of intangible assets	3,402	3,149
Deferred income taxes	5,910	(499)
Stock compensation expense	4,889	4,332
Change in assets and liabilities:
Accounts receivable — billed and billable	14,687	(29,747)
Accounts receivable — unbilled	(1,998)	(1,853)
Prepaid expenses and other current assets	6,245	5,316
Deferred contract costs	44	764
Accounts payable and accrued liabilities	(14,575)	8,188
Accrued compensation and benefits	(17,237)	(21,383)
Deferred revenue	(10,096)	(2,886)
Income taxes	16,902	(3,043)
Other assets and liabilities	2,076	(801)
Cash flows from operations	71,140	1,366
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(7,768)	(10,685)
Acquisition of businesses, net of cash acquired	—	(2,606)
Proceeds from the sale of a business	385	—
Other	43	84
Cash used in investing activities	(7,340)	(13,207)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(2,920)	(2,941)
Repurchases of common stock	(28,767)	(31,138)
Tax withholding related to RSU vesting	(9,255)	(11,553)
Borrowings under credit facility	65,000	47,070
Repayment of credit facility and other long-term debt	(80,067)	(12,721)
Other	(1,145)	—
Cash used in financing activities	(57,154)	(11,283)
Effect of exchange rate changes on cash and cash equivalents	(3,078)	(590)
Net increase/(decrease) in cash and cash equivalents	3,568	(23,714)
Cash and cash equivalents, beginning of period	66,199	74,672
Cash and cash equivalents, end of period	$69,767	$50,958
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	46,664	(335)	46,329
Foreign currency translation	—	—	(9,694)	—	—	(9,694)
Interest rate hedge, net of income taxes	—	—	12	—	—	12
Cash dividends	—	—	—	(2,920)	(617)	(3,537)
Dividends on RSUs	—	88	—	(88)	—	—
Repurchases of common stock	(559)	—	—	(28,767)	—	(28,767)
Stock compensation expense	—	4,889	—	—	—	4,889
Balance at December 31, 2016	64,664	$466,656	$(45,851)	$338,460	$3,107	$762,372

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	26,609	273	26,882
Foreign currency translation	—	—	(2,159)	—	—	(2,159)
Interest rate hedge, net of income taxes	—	—	37	—	—	37
Cash dividends	—	—	—	(2,941)	—	(2,941)
Dividends on RSUs	—	77	—	(77)	—	—
Repurchases of common stock	(543)	—	—	(29,139)	—	(29,139)
Stock compensation expense	—	4,332	—	—	—	4,332
Tax withholding related to RSU vesting	—	31	—	—	—	31
Balance at December 31, 2015	64,894	$450,572	$(24,487)	$183,063	$3,594	$612,742
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2016 and 2015

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2016 and 2015 and for each of the three years ended September 30, 2016, included in our Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended December 31,
(dollars in thousands)	2016	% (1)	2015	% (1)
Revenue:
Health Services	$340,729	100%	$291,903	100%
U.S. Federal Services	141,298	100%	145,285	100%
Human Services	125,537	100%	119,534	100%
Total	$607,564	100%	$556,722	100%
Gross profit:
Health Services	$78,234	23.0%	$51,972	17.8%
U.S. Federal Services	37,576	26.6%	28,238	19.4%
Human Services	29,008	23.1%	30,005	25.1%
Total	$144,818	23.8%	$110,215	19.8%
Selling, general and administrative expense:
Health Services	$28,107	8.2%	$25,164	8.6%
U.S. Federal Services	19,695	13.9%	17,522	12.1%
Human Services	17,239	13.7%	20,898	17.5%
Other (2)	357	NM	650	NM
Total	$65,398	10.8%	$64,234	11.5%
Operating income:
Health Services	$50,127	14.7%	$26,808	9.2%
U.S. Federal Services	17,881	12.7%	10,716	7.4%
Human Services	11,769	9.4%	9,107	7.6%
Amortization of intangible assets	(3,402)	NM	(3,149)	NM
Restructuring costs (3)	(2,242)	NM	—	NM
Acquisition-related expenses	—	NM	(46)	NM
Other (2)	(357)	NM	(650)	NM
Total	$73,776	12.1%	$42,786	7.7%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
During the three months ended December 31, 2016, we incurred $0.4 million of legal-related costs pertaining to a matter that occurred prior to 2009. During the three months ended December 31, 2015, we incurred $0.7 million of legal costs related to a matter that occurred in fiscal year 2014. Both items are classified within other selling general and administrative expense.

(3)	During the three months ended December 31, 2016, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 6. Supplemental disclosures" for more information.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(shares in thousands)	2016	2015
Basic weighted average shares outstanding	65,770	65,954
Dilutive effect of employee stock options and unvested RSUs	250	334
Denominator for diluted earnings per share	66,020	66,288
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
During the current fiscal year, we adopted a new accounting standard which changed the methodology by which we calculated our diluted weighted average shares outstanding. This new standard did not materially change this calculation in the current fiscal year. See "Note 8. Recent accounting pronouncements" for details of this change.
4. Business combinations
Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend Management Innovations, LLC ("Ascend") for cash consideration of $44.1 million. Ascend is a provider of independent, specialized health assessments and data management tools to government agencies in the United States. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business has been integrated into our Health Services Segment. Management has estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.0 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination.

We have completed our evaluation of the fair value of all of the assets and liabilities acquired.

Our allocation of fair value for the Ascend acquisition, updated through December 31, 2016, is shown below.

(dollars in thousands)	Updated through September 30, 2016	Adjustments	Updated through December 31, 2016
Cash consideration, net of cash acquired	$44,069	$—	$44,069

Billed and unbilled receivables	$4,069	$—	$4,069
Other assets	407	—	407
Property and equipment and other assets	707	—	707
Deferred income taxes	—	557	557
Intangible assets	22,300	—	22,300
Total identifiable assets acquired	27,483	557	28,040
Accounts payable and other liabilities	1,414	—	1,414
Deferred revenue	554	—	554
Total liabilities assumed	1,968	—	1,968
Net identifiable assets acquired	25,515	557	26,072
Goodwill	18,554	(557)	17,997
Net assets acquired	$44,069	$—	$44,069

The valuation of the intangible assets acquired is summarized below:

(dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Trade name	8 years	1,700
Technology-based intangible assets	1 year	200
Total intangible assets		$22,300

Assessments Australia

On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia." We acquired Assessments Australia to expand our service offerings within Australia. The consideration is comprised of $2.6 million in cash and contingent consideration of $0.5 million to the sellers of Assessments Australia if sufficient contracts with a specific government agency are won by MAXIMUS prior to December 2022. We performed a probability weighted assessment of this payment. Changes in our assessment of this liability are recorded through the Statement of Operations. This business was integrated into our Human Services Segment. Management has estimated goodwill and intangible assets acquired as $3.0 million and $0.4 million, respectively, which is deductible for tax purposes. We have completed our evaluation of the fair value of asset and liabilities acquired. We believe that the goodwill represents the value of the assembled workforce of Assessments Australia, as well as the enhanced capabilities that the business will provide us.
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over six years.
5. Goodwill
Changes in goodwill by segment for the three months ended December 31, 2016 are as follows:

(dollars in thousands)	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2016	$123,679	$228,148	$45,731	$397,558
Adjustment to goodwill acquired with Ascend	(557)	—	—	(557)
Adjustment to goodwill acquired with Assessments Australia	—	—	71	71
Foreign currency translation	(2,529)	—	(1,063)	(3,592)
Balance as of December 31, 2016	$120,593	$228,148	$44,739	$393,480

6. Supplemental disclosures
During the three months ended December 31, 2016 and 2015, we made income tax payments of $3.7 million and $19.2 million, respectively.
At December 31, 2016, we held cash and cash equivalents of $69.8 million. Approximately $66.6 million of these funds are denominated in foreign currencies and held in jurisdictions outside the United States. We have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the Australian Dollar and British Pound, resulted in a decline in net assets of $9.7 million in the three months ended December 31, 2016. These declines were recorded as losses in our Statement of Comprehensive Income.
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2016 and 2015, we repurchased 0.6 million and 0.5 million common shares at a cost of $28.8 million and $29.1 million, respectively. At December 31, 2016, $109.0 million remained available for future stock repurchases.

Our deferred compensation plan assets include $12.1 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
In fiscal 2016, we granted 0.4 million RSUs to our employees. These awards will vest ratably over five years.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable balance includes both amounts invoiced and amounts that are ready to be invoiced and the funds are collectible within standard invoice terms.
During the three months ended December 31, 2016, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, including severance of $2.0 million and lease termination expenses of $0.2 million. At December 31, 2016, we have accrued costs of $0.2 million related to future lease obligations.
7. Debt
We have a credit facility allowing borrowings of up to $400 million. The arrangement terminates on March 9, 2020, at which time all outstanding borrowings must be repaid.
The credit facility permits us to make borrowings in currencies other than the United States Dollar. At December 31, 2016, we have U.S. Dollar borrowings of $149.7 million and no borrowings in other currencies.
At December 31, 2016, we held three letters of credit under the credit facility totaling $5.2 million. Each of these letters of credit may be called by vendors or customers in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit facility requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of December 31, 2016. There are no restrictions on our dividend payments if our leverage ratio is less than 2.5:1.0. At December 31, 2016, our total leverage ratio was less than 1.0:1.0. Accordingly, we do not believe that the provisions of the credit facility represent a significant restriction on our ability to pay dividends or to the successful operation of the business.
During the three months ended December 31, 2016 and 2015, we made interest payments of $0.6 million and $0.8 million, respectively. We utilize interest swap agreements to manage our exposure against interest rate fluctuations. Approximately $28.0 million of our outstanding debt balance was covered by these instruments at December 31, 2016.
In addition to borrowings under the credit facility, we have an outstanding loan of $0.7 million (1.0 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 22 remaining quarterly installments.

8. Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method. We are continuing to evaluate the likely effects on our business.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will change the manner in which we will present our leasing arrangements. This standard would be effective during our 2020 fiscal year, although early adoption is permitted. We are evaluating the likely effects on our business.
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. We adopted this standard in the current year. The new standard requires us to record the tax benefit or expense related to the vesting of RSUs or the exercise of stock options within our provision for income taxes in the consolidated statement of operations; this benefit was previously reported in the statement of changes in shareholders’ equity. The cash flow effects of the tax benefit will be reported in cash flows from operations; they were previously in cash flows from financing activities. The new standard will also allow us more flexibility in net settling RSUs as they vest. The new standard also allows for changes in accounting for the forfeiture of stock awards; we will continue to estimate our stock award forfeitures as we expense each award.
No RSUs vested and no stock options were exercised in the three months ended December 31, 2016 so there was no effect on our net income or our cash flows from operations in this period. The new standard has affected the manner in which we calculate our diluted weighted average shares outstanding, but this effect was immaterial and did not change our earnings per share for the quarter. Almost all of our existing stock awards vest in September each year; accordingly, we would expect to record most of the effect of this change in our fourth fiscal quarter once this standard is adopted. We allow deferred vesting of RSUs. During the second quarter of the fiscal year 2017, previously deferred RSUs were issued with the resignation of two members of our Board of Directors. This will result in a tax benefit of $2.1 million, which will be recorded in our second fiscal quarter.
9. Subsequent event
On January 6, 2017, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on February 28, 2017 to shareholders of record on February 15, 2017.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 21, 2016.
Business Overview
We are a leading operator of government health and human services programs worldwide. We act as a partner to governments under our founding mission of Helping Government Serve the People.® We use our experience, business process management expertise and advanced technological solutions to help government agencies run effective, efficient and accountable programs.
Over the past five years, our business has reported significant organic growth. We believe this growth has been driven by economic and demographic factors, such as aging populations and increased demand for health care, and political factors, such as health care reform in the United States and welfare reform in Australia and the United Kingdom. In addition, we have acquired businesses that have provided us opportunities to expand our skills, technology and customer relationships to complement our existing business and provide opportunities for further organic growth.
We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges through companies such as MAXIMUS. The environment is dynamic with many emerging political and economic changes, including the transition to the new administration in the United States and Brexit in the United Kingdom. Nevertheless, the long-term, macro-economic drivers of rising caseloads and increasing demand for effective government programs remain unchanged. We have witnessed common themes emerge across all of our markets as governments tackle changing demographics, decentralization initiatives, and the need to get value for government spend. Periods of change are often beneficial to us as governments seek trusted partners to help them operationalize new ideas and implement new or changing policies.
As governments look to identify and reward providers based upon results, we see opportunities to expand based upon our innovative technology, deep subject matter expertise, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and worldwide experience. Further, MAXIMUS is one of the largest commercial service providers to government that is completely conflict-free. We have no financial affiliation with any health plans and providers, service providers or outside entities that could in any way impact or influence our ability to provide objective services to governments and the people they serve.
During fiscal year 2016, we acquired Ascend Management Innovations, LLC (Ascend) and three companies doing business as “Assessments Australia." These businesses were integrated into our Health Services and Human Services Segments, respectively. We believe that both acquisitions will allow us to expand our service offerings.
Financial Overview
Our results for the three months ended December 31, 2016 were driven by the following:

•	Revenue growth over the same period in fiscal year 2016 from the expansion of contracts, particularly within the Health Services Segment;

•	Profitability improvements across our segments as a result of cost management and business optimization initiatives, particularly within the U.S. Federal Services Segment;

•	The benefit from our acquisition of Ascend in February 2016;

•	The detrimental effects of the decline in the value of the British Pound, which reduced revenue and profit in both the Health Services and Human Services Segments; and

•
The restructuring of our Human Services operations in the United Kingdom, as part of the ongoing integration efforts of Remploy, which has resulted in severance and contract termination charges in this period.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2016	2015
Revenue	$607,564	$556,722
Cost of revenue	462,746	446,507
Gross profit	144,818	110,215
Gross profit percentage	23.8%	19.8%
Selling, general and administrative expenses	65,398	64,234
Selling, general and administrative expense as a percentage of revenue	10.8%	11.5%
Amortization of intangible assets	3,402	3,149
Restructuring costs	2,242	—
Acquisition-related expenses	—	46
Operating income	73,776	42,786
Operating margin	12.1%	7.7%
Interest expense	849	989
Other income, net	263	1,131
Income before income taxes	73,190	42,928
Provision for income taxes	26,861	16,046
Effective tax rate	36.7%	37.4%
Net income	46,329	26,882
Income/(loss) attributable to noncontrolling interests	(335)	273
Net income attributable to MAXIMUS	$46,664	$26,609
Basic earnings per share attributable to MAXIMUS	$0.71	$0.40
Diluted earnings per share attributable to MAXIMUS	$0.71	$0.40
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$556,722		$446,507		$110,215
Organic growth	60,187	10.8%	24,777	5.5%	35,410	32.1%
Acquired growth	6,379	1.1%	5,570	1.2%	809	0.7%
Currency effect compared to the prior period	(15,724)	(2.8)%	(14,108)	(3.2)%	(1,616)	(1.5)%
Balance for respective period in fiscal year 2017	$607,564	9.1%	$462,746	3.6%	$144,818	31.4%

Revenue for the three months ended December 31, 2016 increased 9.1%, respectively, compared to the same period in fiscal year 2016. Much of this growth was organic growth from our Health Services Segment.
For the three months ended December 31, 2015, revenue and profit were unfavorably impacted by the delay of a $8.6 million change order in our Health Services Segment. While working 'at risk', we incurred costs to perform the work but did not recognize the revenue until the contract amendment was executed. If this contract amendment had been executed prior to December 31, 2015, revenue in the first quarter of fiscal 2016 would have been $8.6 million higher, gross and operating profit margins would have been 21% and 9.1% respectively and our diluted earnings per share would have been higher by $0.08.
Cost of revenue for the three months ended December 31, 2016 increased 3.6% compared to the same period in fiscal year 2016. Cost of revenue consists of direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we experienced operating efficiencies in this quarter, notably within the U.S. Federal Services Segment, as well as the revenue benefit, with no corresponding incremental costs, from the "at risk" contract noted above.
Gross profit for the three months ended December 31, 2016 increased 31% compared to the same period in fiscal year 2016. Our gross profit margin was 23.8%, compared to 19.8% in the same period in fiscal year 2016.
Selling, general and administrative expense (SG&A) for the three month periods ended December 31, 2016 increased 1.8% compared to the same period in fiscal year 2016. These costs do not include the United Kingdom restructuring costs of $2.2 million noted below. SG&A consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue.
During the three months ended December 31, 2016, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, including severance of $2.0 million and lease termination expenses of $0.2 million. Some smaller charges will occur in future quarters. This restructuring is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through the loss attributable to noncontrolling interests.
Our interest expense is driven by borrowings from our credit facility. We use derivatives to limit our exposure to interest rate fluctuations. At December 31, 2016, we had a fixed interest rate swap covering $28.0 million of outstanding debt. In January 2017, we entered into a further interest rate swap to cover an additional $20.0 million. Both interest rate swaps will expire before the end of fiscal year 2017.
Our other income is typically provided through interest income from our foreign cash balances. During fiscal year 2016, we also received the benefit of a foreign exchange gain that is not expected to recur.
Our year-to-date effective tax rate for the 2017 fiscal year is 36.7%, a decrease over the prior-year period. As a result, our profits are benefiting from an increase in operating income from jurisdictions with lower tax rates outside the United States. We anticipate that our full year tax rate will be between 36% and 37%, with a bias toward the lower end of this range.

Health Services Segment
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support a variety of government health benefit programs including Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the Health Assessment Advisory Service (HAAS) and Fit for Work Service in the U.K.

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Revenue	$340,729	$291,903
Cost of revenue	262,495	239,931
Gross profit	78,234	51,972
Operating income	50,127	26,808
Gross profit percentage	23.0%	17.8%
Operating margin percentage	14.7%	9.2%
Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$291,903		$239,931		$51,972
Organic growth	56,200	19.3%	29,921	12.5%	26,279	50.6%
Acquired growth	6,067	2.1%	4,995	2.1%	1,072	2.1%
Currency effect compared to the prior period	(13,441)	(4.6)%	(12,352)	(5.1)%	(1,089)	(2.1)%
Balance for respective period in fiscal year 2017	$340,729	16.7%	$262,495	9.4%	$78,234	50.5%
Revenue for the three month period ended December 31, 2016 increased by 17% compared to the same period in fiscal year 2016. Cost of revenue also increased by 9.4%. The principal driver of both revenue and cost of revenue are from our United States-based businesses and the expansion of existing contracts, including the increased scope of work with New York State. The HAAS contract also provided revenue growth and gross profit expansion in the quarter. Most of the currency effect in this period relates to the HAAS contract which was affected by the devaluation of the British Pound. We acquired Ascend in February 2016 and, accordingly, our results for fiscal year 2017 will include the benefit of this acquired growth.
During the first quarter of fiscal year 2016, revenue and profit were unfavorably impacted, due in large part, by the delay of a change order where we had performed work and incurred the costs prior to the related contract amendment being signed. Costs related to this amendment were incurred in the first quarter of last year but approximately $8.6 million of revenue could not be recognized until the second quarter of fiscal 2016 when the amendment was signed. Although we work "at risk" from time-to-time, the revenue deferred from this arrangement was material to our financial results. If this amendment had been signed prior to the quarter end, our gross and operating profit margins would have been 20.2% and 11.8%, respectively. In addition, the HAAS contract which commenced in fiscal year 2015 and faced performance challenges early on, also tempered margins in the first quarter of fiscal 2016.

U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system development and software development for various civilian U.S. federal programs.

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Revenue	$141,298	$145,285
Cost of revenue	103,722	117,047
Gross profit	37,576	28,238
Operating income	17,881	10,716
Gross profit percentage	26.6%	19.4%
Operating margin percentage	12.7%	7.4%
Revenue for the three month period ended December 31, 2016 decreased $4.0 million, or 2.7%, compared to the same period in fiscal year 2016. The corresponding decline in cost of revenue was $13.3 million, or 11%. This resulted in an increase to our gross profit, operating income and profit margins. All revenue, cost and profit movement between periods is organic.
We had previously anticipated that the U.S. Federal Segment would be affected by lower volumes on a large healthcare contract for the U.S. Veteran's Administration where we are a subcontractor. This decline for the first quarter of fiscal year 2017 was in line with expectations and resulted in a significant reduction in revenue. This was offset by improvements in numerous other contracts.
A reduction in costs and temporary spike in volumes on a couple of transaction-based contracts helped improve gross profit margin. We have instituted business optimization efficiencies including the increased use of technology and the reduced use of subcontractors. These efficiencies should recur in future quarters.
The aforementioned subcontract with the Veteran's Administration is now expected to end in Spring 2017 due to insufficient volumes. As a result we currently anticipate that the U.S. Federal Segment will experience an organic revenue decline for the full year of fiscal 2017 compared to fiscal 2016, unless this revenue is backfilled with new work.

Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other Human Services programs. About 66% of our revenue in this segment is earned in foreign jurisdictions.

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Revenue	$125,537	$119,534
Cost of revenue	96,529	89,529
Gross profit	29,008	30,005
Operating income	11,769	9,107
Gross profit percentage	23.1%	25.1%
Operating margin percentage	9.4%	7.6%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2016 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$119,534		$89,529		$30,005
Organic growth	7,974	6.7%	8,180	9.1%	(206)	(0.7)%
Acquired growth	312	0.3%	575	0.6%	(263)	(0.9)%
Currency effect compared to the prior period	(2,283)	(1.9)%	(1,755)	(2.0)%	(528)	(1.8)%
Balance for respective period in fiscal year 2017	$125,537	5.0%	$96,529	7.8%	$29,008	(3.3)%
Revenue for the three month period ended December 31, 2016 increased 5.0% compared to the same period in fiscal year 2016. Revenue growth was principally due to by our jobactive contract in Australia that is now fully ramped. This was offset by expected decreases from U.K as the Work Programme contract begins to wind down. Our U.K. business has also been adversely impacted by the decline in the value of the British Pound.
Costs of revenue increased by 7.8%, resulting in a decline in the gross profit margin. Our gross profit margin declined principally due to the U.K. Work Programme contract which is coming to an end.

Liquidity and Capital Resources
Our principal source of liquidity remains our cash flows from operations. These operating cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure and share repurchases. Cash flows from operations are driven by our contracts and their payment terms. For some contracts, we are reimbursed for the costs of start-up operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our cash flows from operations, we also use a credit facility. We used this facility to fund our acquisitions, as well as short-term borrowings to cover immediate working capital needs. At December 31, 2016, we had outstanding borrowings of $149.7 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
At December 31, 2016, our foreign subsidiaries held $66.6 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Net cash provided by/(used in):
Operations	$71,140	$1,366
Investing activities	(7,340)	(13,207)
Financing activities	(57,154)	(11,283)
Effect of exchange rate changes on cash and cash equivalents	(3,078)	(590)
Net increase/(decrease) in cash and cash equivalents	$3,568	$(23,714)
Cash flows from operations were $71.1 million for the three months ended December 31, 2016, compared to $1.4 million in the prior fiscal year. Our increase in cash flows were driven by:

•	Improvements in our profitability;

•	Delays in payments at December 31, 2015 from two customers in the United States, which were subsequently resolved; and

•	Timing for income tax payments.
We use the performance indicator of Days Sales Outstanding, or DSO, to evaluate our performance in collecting our receivable balances. At December 31 and September 30, 2016, our DSO were 70 days, compared with 75 days at December 31, 2015. An improvement of five days might be expected to improve cash flows by approximately $33 million.
Cash used in investing activities for the three months ended December 31, 2016 was $7.3 million. Cash flows in the comparative period had been affected by significant investment in Australia, for the jobactive contract, as well as the acquisition of Assessments Australia for $2.6 million. As anticipated, our capital expenditures have returned to lower levels. Our cash flows in fiscal year 2017 included $0.4 million as part of the settlement of the sale price of our K-12 Education business.
Cash flows from financing activities in the three months ended December 31, 2016 include cash payments to pay dividends, repurchase our common stock and settle our employees income tax obligations from net settlement of RSUs which vested in September. These payments related to our equity totaled $40.9 million and $45.6 million, for the first quarters of fiscal years 2017 and 2016, respectively. During fiscal year 2017, we made net debt repayments of $15.1 million, compared with net borrowings of $34.3 million in the comparative period. Our borrowings in the first quarter of fiscal year 2016 were driven by the growth in DSOs.
The detrimental effect of exchange rates on cash and cash equivalents of $3.1 million in the 2016 fiscal year primarily reflects the strengthening of the United States Dollar against the Australian Dollar and British Pound.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(dollars in thousands)	2016	2015
Cash flows from operations	$71,140	$1,366
Purchases of property and equipment and capitalized software costs	(7,768)	(10,685)
Free cash flow	$63,372	$(9,319)

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
During the three months ended December 31, 2016, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.
Non-GAAP measures
We utilize non‑GAAP measures where we believe it will assist the user of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operations or net income as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
During fiscal year 2016, we acquired Ascend and Assessments Australia and disposed of our K-12 Education business. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired or disposed of. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
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
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and routine capital expenditures and excludes the cash flow effects of acquisitions, share repurchases, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash flows from operations.
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
Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA below. Our credit agreement requires us to utilize

Adjusted EBITDA on a trailing twelve month basis to calculate conformity with covenants and other restrictions; in particular, a debt-to-EBITDA ratio exceeding 2.5:1.0 would require us to provide security for the borrowings; a debt-to-EBITDA ratio in excess of 3.5:1.0 would represent a violation of our debt agreement. Our debt-to-EBITDA ratio was below 1.0:1.0 for all periods presented. We have included our calculations of EBITDA below.

	Three Months Ended December 31,		Trailing Twelve Months Ended December 31,
(dollars in thousands)	2016	2015	2016	2015
Net income attributable to MAXIMUS	$46,664	$26,609	$198,417	$142,520
Net interest expense	746	800	3,412	2,009
Provision of income taxes	26,861	16,046	116,623	92,034
Amortization of intangible assets	3,402	3,149	13,630	11,023
Stock compensation expense	4,889	4,332	19,308	17,603
Acquisition-related expenses	—	46	786	4,191
Gain on sale of a business	—	—	(6,880)	—
Adjusted EBITA	82,562	50,982	345,296	269,380
Depreciation and amortization of property, plant, equipment and capitalized software	14,562	12,947	60,019	48,829
Adjusted EBITDA	$97,124	$63,929	$405,315	$318,209

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk on interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At December 31, 2016, we had borrowings under our credit facility of $149.7 million and we had an interest rate swap agreement fixing a notional $28.0 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at December 31, 2016 was 0.77%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia and Canada. At December 31, 2016, we held net assets in functional currencies other than the U.S. Dollar of $200.5 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $20.5 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
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
Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2016 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Oct. 1, 2016 - Oct. 31, 2016	145,723	$53.24	145,723	$130,037

Nov. 1, 2016 - Nov. 30, 2016	322,645	$50.36	322,645	$113,790

Dec. 1, 2016 - Dec. 31, 2016	91,155	$53.97	91,155	$109,046

Total	559,523	$51.68	559,523

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

MAXIMUS, INC.

Date: February 9, 2017	By:	/s/ Richard J. Nadeau
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

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.