Form 10-Q
period 2017-03-31
MAXIMUS INC
filed 2017-05-04
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

Commission File Number: 1-12997

MAXIMUS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1891 Metro Center Drive Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 1, 2017 there were 64,822,131 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue	$622,047	$606,453	$1,229,611	$1,163,175
Cost of revenue	469,730	458,786	932,476	905,293
Gross profit	152,317	147,667	297,135	257,882
Selling, general and administrative expenses	68,596	65,976	133,994	130,210
Amortization of intangible assets	3,386	3,262	6,788	6,411
Restructuring costs	—	—	2,242	—
Acquisition-related expenses	—	529	—	575
Operating income	80,335	77,900	154,111	120,686
Interest expense	744	1,273	1,593	2,262
Other income, net	417	2,209	680	3,340
Income before income taxes	80,008	78,836	153,198	121,764
Provision for income taxes	26,911	29,495	53,772	45,541
Net income	53,097	49,341	99,426	76,223
Income attributable to noncontrolling interests	582	556	247	829
Net income attributable to MAXIMUS	$52,515	$48,785	$99,179	$75,394
Basic earnings per share attributable to MAXIMUS	$0.80	$0.74	$1.51	$1.14
Diluted earnings per share attributable to MAXIMUS	$0.80	$0.74	$1.50	$1.14
Dividends paid per share	$0.045	$0.045	$0.09	$0.09
Weighted average shares outstanding:
Basic	65,549	65,760	65,669	65,872
Diluted	65,947	66,079	65,989	66,196
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$53,097	$49,341	$99,426	$76,223
Foreign currency translation adjustments	5,623	(466)	(4,071)	(2,625)
Interest rate hedge, net of income taxes of $5, $21, $(3) and $(4)	(7)	(31)	5	6
Comprehensive income	58,713	48,844	95,360	73,604
Comprehensive income attributable to noncontrolling interests	582	556	247	829
Comprehensive income attributable to MAXIMUS	$58,131	$48,288	$95,113	$72,775
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,862	$66,199
Accounts receivable — billed and billable, net of reserves of $4,163 and $4,226	432,255	444,357
Accounts receivable — unbilled	39,878	36,433
Income taxes receivable	524	17,273
Prepaid expenses and other current assets	50,442	56,718
Total current assets	617,961	620,980
Property and equipment, net	112,882	131,569
Capitalized software, net	27,564	30,139
Goodwill	395,011	397,558
Intangible assets, net	101,645	109,027
Deferred contract costs, net	16,917	18,182
Deferred compensation plan assets	25,805	23,307
Deferred income taxes	8,791	8,644
Other assets	9,910	9,413
Total assets	$1,316,486	$1,348,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$130,537	$150,711
Accrued compensation and benefits	80,636	96,480
Deferred revenue	63,533	73,692
Income taxes payable	11,870	7,979
Long-term debt, current portion	217	277
Other liabilities	11,582	11,617
Total current liabilities	298,375	340,756
Deferred revenue, less current portion	32,902	40,007
Deferred income taxes	10,550	16,813
Long-term debt	115,559	165,338
Deferred compensation plan liabilities, less current portion	26,950	24,012
Other liabilities	8,740	8,753
Total liabilities	493,076	595,679
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,822 and 65,223 shares issued and outstanding at March 31, 2017 and September 30, 2016, at stated amount, respectively	472,075	461,679
Accumulated other comprehensive loss	(40,235)	(36,169)
Retained earnings	387,881	323,571
Total MAXIMUS shareholders’ equity	819,721	749,081
Noncontrolling interests	3,689	4,059
Total equity	823,410	753,140
Total liabilities and equity	$1,316,486	$1,348,819

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operations:
Net income	$99,426	$76,223
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	29,967	25,859
Amortization of intangible assets	6,788	6,411
Deferred income taxes	(5,721)	(327)
Stock compensation expense	10,234	9,151
Change in assets and liabilities:
Accounts receivable — billed and billable	10,030	(35,051)
Accounts receivable — unbilled	(3,445)	(4,851)
Prepaid expenses and other current assets	7,512	5,443
Deferred contract costs	998	810
Accounts payable and accrued liabilities	(17,719)	(19,949)
Accrued compensation and benefits	(6,293)	(14,211)
Deferred revenue	(15,853)	(2,009)
Income taxes	20,715	(22,597)
Other assets and liabilities	209	(3,038)
Cash flows from operations	136,848	21,864
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(12,975)	(19,836)
Acquisition of businesses, net of cash acquired	—	(41,812)
Proceeds from the sale of a business	385	—
Other	218	210
Cash used in investing activities	(12,372)	(61,438)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(5,837)	(5,860)
Repurchases of common stock	(28,858)	(31,138)
Tax withholding related to RSU vesting	(9,267)	(11,597)
Borrowings under credit facility	135,000	130,563
Repayment of credit facility and other long-term debt	(184,828)	(55,219)
Other	(1,145)	—
Cash (used in)/provided by financing activities	(94,935)	26,749
Effect of exchange rate changes on cash and cash equivalents	(878)	(1,064)
Net increase/(decrease) in cash and cash equivalents	28,663	(13,889)
Cash and cash equivalents, beginning of period	66,199	74,672
Cash and cash equivalents, end of period	$94,862	$60,783
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	99,179	247	99,426
Foreign currency translation	—	—	(4,071)	—	—	(4,071)
Interest rate hedge, net of income taxes	—	—	5	—	—	5
Cash dividends	—	—	—	(5,837)	(617)	(6,454)
Dividends on RSUs	—	174	—	(174)	—	—
Repurchases of common stock	(558)	—	—	(28,858)	—	(28,858)
Stock compensation expense	—	10,234	—	—	—	10,234
Tax withholding related to RSU vesting	—	(12)	—	—	—	(12)
RSUs vested	157	—	—	—	—	—
Balance at March 31, 2017	64,822	$472,075	$(40,235)	$387,881	$3,689	$823,410

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	75,394	829	76,223
Foreign currency translation	—	—	(2,625)	—	—	(2,625)
Interest rate hedge, net of income taxes	—	—	6	—	—	6
Cash dividends	—	—	—	(5,860)	—	(5,860)
Dividends on RSUs	—	172	—	(172)	—	—
Repurchases of common stock	(543)	—	—	(29,139)	—	(29,139)
Stock compensation expense	—	9,151	—	—	—	9,151
Tax withholding related to RSU vesting	—	(14)	—	—	—	(14)
RSUs vested	12	—	—	—	—	—
Balance at March 31, 2016	64,906	$455,441	$(24,984)	$228,834	$4,150	$663,441
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2017 and 2016

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
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

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Revenue:
Health Services	$348,994	100%	$330,567	100%	$689,723	100%	$622,470	100%
U.S. Federal Services	145,370	100%	150,191	100%	286,668	100%	295,476	100%
Human Services	127,683	100%	125,695	100%	253,220	100%	245,229	100%
Total	$622,047	100%	$606,453	100%	$1,229,611	100%	$1,163,175	100%
Gross profit:
Health Services	$86,454	24.8%	$82,717	25.0%	$164,688	23.9%	$134,689	21.6%
U.S. Federal Services	36,571	25.2%	33,421	22.3%	74,147	25.9%	61,659	20.9%
Human Services	29,292	22.9%	31,529	25.1%	58,300	23.0%	61,534	25.1%
Total	$152,317	24.5%	$147,667	24.3%	$297,135	24.2%	$257,882	22.2%
Selling, general and administrative expense:
Health Services	$29,914	8.6%	$25,803	7.8%	$58,021	8.4%	$50,967	8.2%
U.S. Federal Services	18,927	13.0%	18,438	12.3%	38,622	13.5%	35,960	12.2%
Human Services	19,663	15.4%	21,735	17.3%	36,902	14.6%	42,633	17.4%
Other (4)	92	NM	—	NM	449	NM	650	NM
Total	$68,596	11.0%	$65,976	10.9%	$133,994	10.9%	$130,210	11.2%
Operating income:
Health Services	$56,540	16.2%	$56,914	17.2%	$106,667	15.5%	$83,722	13.4%
U.S. Federal Services	17,644	12.1%	14,983	10.0%	35,525	12.4%	25,699	8.7%
Human Services	9,629	7.5%	9,794	7.8%	21,398	8.5%	18,901	7.7%
Amortization of intangible assets	(3,386)	NM	(3,262)	NM	(6,788)	NM	(6,411)	NM
Restructuring costs (2)	—	NM	—	NM	(2,242)	NM	—	NM
Acquisition-related expenses (3)	—	NM	(529)	NM	—	NM	(575)	NM
Other (4)	(92)	NM	—	NM	(449)	NM	(650)	NM
Total	$80,335	12.9%	$77,900	12.8%	$154,111	12.5%	$120,686	10.4%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)	During the current fiscal year, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 6. Supplemental disclosures" for more information.

(3)	Acquisition-related expenses relate to the acquisitions of Assessments Australia and Ascend in December 2015 and February 2016, respectively.

(4)
During the six months ended March 31, 2017, we incurred $0.4 million of legal-related costs pertaining to a legacy matter from a business line that the Company exited. During the six months ended March 31, 2016, we incurred $0.7 million of legal costs related to a matter that occurred in fiscal year 2014. Both items are classified within other selling general and administrative expense.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2017	2016	2017	2016
Basic weighted average shares outstanding	65,549	65,760	65,669	65,872
Dilutive effect of employee stock options and unvested RSUs	398	319	320	324
Denominator for diluted earnings per share	65,947	66,079	65,989	66,196
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
During the current fiscal year, we adopted a new accounting standard which changed the methodology by which we calculate our diluted weighted average shares outstanding. See "Note 8. Recent accounting pronouncements" for details of this change.
4. Business combinations
Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend Management Innovations, LLC ("Ascend") for cash consideration of $44.1 million. Ascend is a provider of independent, specialized health assessments and data management tools to government agencies in the United States. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business has been integrated into our Health Services Segment. Management estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.0 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination.

We have completed our evaluation of the fair value of all of the assets and liabilities acquired.

Our allocation of fair value for the Ascend acquisition, updated through March 31, 2017, is shown below.

(dollars in thousands)	Updated through September 30, 2016	Adjustments	Updated through March 31, 2017
Cash consideration, net of cash acquired	$44,069	$—	$44,069

Billed and unbilled receivables	$4,069	$—	$4,069
Other assets	407	—	407
Property and equipment and other assets	707	—	707
Deferred income taxes	—	557	557
Intangible assets	22,300	—	22,300
Total identifiable assets acquired	27,483	557	28,040
Accounts payable and other liabilities	1,414	—	1,414
Deferred revenue	554	—	554
Total liabilities assumed	1,968	—	1,968
Net identifiable assets acquired	25,515	557	26,072
Goodwill	18,554	(557)	17,997
Net assets acquired	$44,069	$—	$44,069

The valuation of the intangible assets acquired is summarized below:

(dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Trade name	8 years	1,700
Technology-based intangible assets	1 year	200
Total intangible assets		$22,300

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
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over six years.
5. Goodwill
Changes in goodwill by segment for the six months ended March 31, 2017 are as follows:

(dollars in thousands)	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2016	$123,679	$228,148	$45,731	$397,558
Adjustment to goodwill acquired with Ascend	(557)	—	—	(557)
Adjustment to goodwill acquired with Assessments Australia	—	—	71	71
Foreign currency translation	(1,932)	—	(129)	(2,061)
Balance as of March 31, 2017	$121,190	$228,148	$45,673	$395,011

6. Supplemental disclosures
During the six months ended March 31, 2017 and 2016, we made income tax payments of $38.8 million and $68.6 million, respectively.
At March 31, 2017, we held cash and cash equivalents of $94.9 million. Approximately $91.5 million of these funds are denominated in foreign currencies and held in jurisdictions outside the United States. We have no requirement or intent at this time to transfer the funds to the United States. Declines in the value of foreign currencies with respect to the United States Dollar, notably the British Pound, resulted in a decline in net assets of $4.1 million in the six months ended March 31, 2017. These declines were recorded as losses in our Statement of Comprehensive Income.
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the six months ended March 31, 2017 and 2016, we repurchased 0.6 million and 0.5 million common shares at a cost of $28.9 million and $29.1 million, respectively. At March 31, 2017, $109.0 million remained available for future stock repurchases.

Our deferred compensation plan assets include $13.5 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
In fiscal year 2017, we granted 0.4 million RSUs to our employees. These awards will vest ratably over five years.
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
During the six months ended March 31, 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, including severance of $2.0 million and lease termination expenses of $0.2 million. At March 31, 2017, we have accrued costs of $0.2 million related to future lease obligations.
7. Debt
We have a credit facility allowing borrowings of up to $400 million. The arrangement terminates on March 9, 2020, at which time all outstanding borrowings must be repaid.
The credit facility permits us to make borrowings in currencies other than the United States Dollar. At March 31, 2017, we have U.S. Dollar borrowings of $115.0 million and no borrowings in other currencies.
At March 31, 2017, we held two letters of credit under the credit facility totaling $0.7 million. These letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit facility requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of March 31, 2017. There are no restrictions on our dividend payments if our leverage ratio is less than 2.5:1.0. At March 31, 2017, our total leverage ratio was less than 1.0:1.0. Accordingly, we do not believe that the provisions of the credit facility represent a significant restriction on our ability to pay dividends or to the successful operation of the business.
During the six months ended March 31, 2017 and 2016, we made interest payments of $1.6 million and $1.7 million, respectively. We utilize interest swap agreements to manage our exposure against interest rate fluctuations. Approximately $34.0 million of our outstanding debt balance was covered by these instruments at March 31, 2017; all arrangements expire before the end of fiscal year 2017. Gains and losses in the fair value of these instruments are recorded in the statement of comprehensive income.
In addition to borrowings under the credit facility, we have an outstanding loan of $0.7 million (0.9 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 21 remaining quarterly installments.
8. Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. We have established a cross-functional steering committee which includes representatives from across all our business and support segments. The steering committee is responsible for evaluating the impact of the standard on our operations including accounting, taxation, internal audit and financial systems. Our approach to analyzing these impacts includes reviewing our current accounting policies and practices to identify potential differences that will result from applying the requirements of the new standard to our existing contracts. In addition, we are in the process of evaluating the changes needed to our business processes, systems and controls in order to support revenue recognition and the related disclosures under the new standard. The standard permits a retrospective or cumulative effect transition method. We anticipate that we will adopt the new standard using the retrospective method.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will change the manner in which we will present our leasing arrangements. This standard would be effective during our 2020 fiscal year, although early adoption is permitted. We are evaluating the likely effects on our business.
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. We adopted this standard in the current year. The new standard requires us to record the tax benefit or expense related to the vesting of RSUs or the exercise of stock options within our provision for income taxes in the consolidated statement of operations; this benefit was previously reported in the statement of changes in shareholders’ equity. The cash flow effects of the tax benefit will be reported in cash flows from operations; they were previously in cash flows from financing activities. The new standard allows us more flexibility in net settling RSUs as they vest. The new standard also allows for changes in accounting for the forfeiture of stock awards; we will continue to estimate our stock award forfeitures as we expense each award. This new standard has had the following effects in fiscal year 2017:

•
During the second fiscal quarter of 2017, approximately 0.2 million RSUs vested. This resulted in a decrease in our provision for income taxes of $2.2 million and a benefit to our cash flows from operations of $2.2 million.

•	Our diluted weighted average shares outstanding was higher than it would have been if the former standard had been in place.

•
The combination of these factors resulted in a net increase of $0.03 to our basic and diluted earnings per share for both the fiscal quarter and full year compared to what would have been recorded under the former accounting guidance.

The new standard does not require us to adjust previously reported results. Accordingly, we have made no changes to our consolidated statements of operations, cash flows or changes in shareholders' equity for any comparative periods.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change the manner of the calculation of any resulting impairment. Under existing guidance, we would calculate goodwill for each of our reporting units by calculating the fair value of all existing assets and liabilities within that reporting unit and comparing this to the fair value of the reporting unit; to the extent that this difference is less than our existing goodwill balance related to that reporting unit, we would record an impairment. The new standard will require us to calculate goodwill based upon the difference between the fair value and reported value of a reporting unit. This standard would be effective for our 2021 fiscal year, although early adoption is permitted. Our annual goodwill impairment test takes place as of July 1 and we have not yet decided whether we will adopt this standard early.
9. Subsequent event
On April 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on May 31, 2017 to shareholders of record on May 15, 2017.

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
We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges through companies such as MAXIMUS. The current-day environment is dynamic with many potential political and economic changes; in the United States, the Trump Administration has made initial attempts to reform the Affordable Care Act; in the United Kingdom, a general election has been scheduled for June 8, 2017, which may result in policy changes. Nevertheless, we believe the long-term, macro-economic drivers of rising caseloads and increasing demand for effective government programs remain unchanged. We have witnessed common themes emerge across all of our markets as governments tackle changing demographics, decentralization initiatives, and the need to get value for government spend. Periods of change are often beneficial to us as governments seek trusted partners to help them operationalize new ideas and implement new or changing policies.
As governments look to identify and reward providers based upon results, we see opportunities to expand based upon our innovative technology, deep subject matter expertise, stringent adherence to our Standards of Business Conduct and Ethics, robust financial performance and worldwide experience. Further, we are one of the largest commercial service providers to government that is completely conflict-free; we have no financial affiliation with any health plans and providers, service providers or outside entities that could in any way impact or influence our ability to provide objective services to governments and the people they serve.
During fiscal year 2016, we acquired Ascend Management Innovations, LLC (Ascend) and three companies doing business as “Assessments Australia." These businesses were integrated into our Health Services and Human Services Segments, respectively. We believe that both acquisitions will allow us to expand our service offerings.
Financial Overview
Our results for the three and six months ended March 31, 2017 were driven by the following:

•	Revenue growth over the same period in fiscal year 2016 from the expansion of contracts, particularly within the Health Services Segment;

•	Profitability improvements as a result of cost management and business optimization initiatives, particularly within the U.S. Federal Services Segment;

•	The benefit from our acquisition of Ascend in February 2016;

•	The detrimental effects of the decline in the value of the British Pound, which reduced revenue and profit in both the Health Services and Human Services Segments; and

•
The restructuring of our Human Services operations in the United Kingdom, as part of the ongoing integration efforts of Remploy, which has resulted in severance and contract termination charges in this period.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Revenue	$622,047	$606,453	$1,229,611	$1,163,175
Cost of revenue	469,730	458,786	932,476	905,293
Gross profit	152,317	147,667	297,135	257,882
Gross profit percentage	24.5%	24.3%	24.2%	22.2%
Selling, general and administrative expenses	68,596	65,976	133,994	130,210
Selling, general and administrative expense as a percentage of revenue	11.0%	10.9%	10.9%	11.2%
Amortization of intangible assets	3,386	3,262	6,788	6,411
Restructuring costs	—	—	2,242	—
Acquisition-related expenses	—	529	—	575
Operating income	80,335	77,900	154,111	120,686
Operating margin	12.9%	12.8%	12.5%	10.4%
Interest expense	744	1,273	1,593	2,262
Other income, net	417	2,209	680	3,340
Income before income taxes	80,008	78,836	153,198	121,764
Provision for income taxes	26,911	29,495	53,772	45,541
Effective tax rate	33.6%	37.4%	35.1%	37.4%
Net income	53,097	49,341	99,426	76,223
Income attributable to noncontrolling interests	582	556	247	829
Net income attributable to MAXIMUS	$52,515	$48,785	$99,179	$75,394
Basic earnings per share attributable to MAXIMUS	$0.80	$0.74	$1.51	$1.14
Diluted earnings per share attributable to MAXIMUS	$0.80	$0.74	$1.50	$1.14
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$606,453		$458,786		$147,667
Organic growth	23,099	3.8%	17,270	3.8%	5,829	3.9%
Net acquired growth	2,911	0.5%	2,156	0.5%	755	0.5%
Currency effect compared to the prior period	(10,416)	(1.7)%	(8,482)	(1.8)%	(1,934)	(1.3)%
Balance for respective period in fiscal year 2017	$622,047	2.6%	$469,730	2.4%	$152,317	3.1%

Revenue for the three months ended March 31, 2017 increased 2.6% compared to the same period in fiscal year 2016. Our cost of revenue increased by a similar amount.
Our results in the second quarter of fiscal year 2016 included $15.2 million of out-of-period revenue and pre-tax income related to two contracts in the Health Services Segment:

•
We received revenue and income of $8.6 million from a large U.S. contract where a change order was signed in the second quarter with no associated costs during the period because we had commenced work, and incurred costs, during the first quarter and

•	We received revenue and income of $6.6 million from the U.K. Health Assessment Advisory Service where contract modifications provided relief from penalties incurred in earlier periods.
These two items provided a benefit to our profit margin for that period. Notwithstanding this, we reported additional organic revenue growth, principally driven by our Health Services Segment.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we experienced operating efficiencies in this quarter, notably within the U.S. Federal Services Segment.
Our net acquired growth represents the performance of the Ascend business through the anniversary of its acquisition in February 2016, partially offset by the prior year results of our K-12 Education business, which we divested during the third fiscal quarter of 2016.
Our results in both the Health and Human Services Segments were adversely affected by the year-over-year decline in the value of the British Pound. In the three months ended March 31, 2016, we had been using an exchange rate of $1.43 to the pound; in the three months ended March 31, 2017, we have been using a rate of $1.24. Much of this decline occurred at the end of our third fiscal quarter of 2016.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$1,163,175		$905,293		$257,882
Organic growth	83,286	7.2%	42,046	4.6%	41,240	16.0%
Net acquired growth	9,290	0.8%	7,726	0.9%	1,564	0.6%
Currency effect compared to the prior period	(26,140)	(2.2)%	(22,589)	(2.5)%	(3,551)	(1.4)%
Balance for respective period in fiscal year 2017	$1,229,611	5.7%	$932,476	3.0%	$297,135	15.2%
The factors influencing revenue and cost of revenue are similar to those affecting the fiscal quarter:
•Organic revenue growth in our Health Services Segment;

•	Declines in revenue in our U.S. Federal Services Segment have been offset by efficiencies from increased automation, resulting in improvements to our gross profit margins; and
•The detrimental effect of the decline in the value of the British Pound.
Selling, general and administrative expense (SG&A) for the six month periods ended March 31, 2017 increased 2.9% compared to the same period in fiscal year 2016. These costs do not include the United Kingdom restructuring costs of $2.2 million noted below. SG&A consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue.
During the three months ended December 31, 2016, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, including severance of $2.0 million and lease termination expenses of $0.2 million. Some smaller charges are expected to occur in future quarters, although no significant costs were incurred in the second quarter. This restructuring is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through the loss attributable to noncontrolling interests.
Our interest expense is driven by borrowings from our credit facility. We use derivatives to limit our exposure to interest rate fluctuations. At March 31, 2017, we had fixed interest rate swap arrangements covering $34.0 million of outstanding debt. Our interest rate swaps will expire before the end of fiscal year 2017. During fiscal years 2015 and 2016, we utilized the credit facility to acquire Acentia and Ascend, as well as making short-term borrowings to cover working capital requirements. Our debt balance has steadily decreased over time, reducing interest expense. We anticipate that we will continue to use operating cash flows to pay down our debt balance while continuing to look for acquisition opportunities to expand the business.
Our other income is typically provided through interest income from our foreign cash balances. During fiscal year 2016, we also received the benefit of a foreign exchange gain that is not expected to recur.
Our year-to-date effective tax rate for the 2017 fiscal year is 35.1%. This includes a discrete benefit of $2.2 million related to the vesting of restricted stock units as a result of the retirement of two members of the board of directors in the period. We anticipate that our full year tax rate will be between 35% and 35.5%, with a bias toward the lower end of this range.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$348,994	$330,567	$689,723	$622,470
Cost of revenue	262,540	247,850	525,035	487,781
Gross profit	86,454	82,717	164,688	134,689
Operating income	56,540	56,914	106,667	83,722
Gross profit percentage	24.8%	25.0%	23.9%	21.6%
Operating margin percentage	16.2%	17.2%	15.5%	13.4%
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$330,567		$247,850		$82,717
Organic growth	24,881	7.5%	20,587	8.3%	4,294	5.2%
Acquired growth	3,723	1.1%	2,631	1.1%	1,092	1.3%
Currency effect compared to the prior period	(10,177)	(3.1)%	(8,528)	(3.4)%	(1,649)	(2.0)%
Balance for respective period in fiscal year 2017	$348,994	5.6%	$262,540	5.9%	$86,454	4.5%

Our fiscal year 2016 results received the benefit of out-of-period revenue and income from the $8.6 million delayed change order and the $6.6 million contract modification noted above.This benefit of $15.2 million to our revenue, gross profit and operating income increased our gross profit margin from 21.4% to 25.0% and our operating margin from 13.2% to 17.2%.
Notwithstanding this, our revenue for the three month period ended March 31, 2017 increased by 5.6% compared to the same period in fiscal year 2016. Cost of revenue increased by 5.9%. Our gross and operating profits declined marginally. Our results reflect the following:

•	We have had organic revenue and cost of revenue growth from our contracts based in New York State;

•	We have continued to improve our performance on the HAAS contract, reducing contract penalties and accordingly increasing our monthly revenue without corresponding increases in cost; and

•	We have reduced costs in our Fit for Work contract to service the reduced levels of activity in this arrangement.
Acquired revenue and cost of revenue are from the Ascend business, which was acquired in February 2016.
The reductions in revenue and cost of revenue from currency are almost entirely caused by the decline in the value of the British Pound.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2017 are summarized below. The factors noted above driving the movements in second quarter revenue and cost growth had a similar effect in the year-to-date period. The $8.6 million delayed change order did not affect the comparative numbers as the delay from the first quarter was resolved in the second.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$622,470		$487,781		$134,689
Organic growth	81,081	13.0%	50,510	10.4%	30,571	22.7%
Acquired growth	9,790	1.6%	7,626	1.6%	2,164	1.6%
Currency effect compared to the prior period	(23,618)	(3.8)%	(20,882)	(4.3)%	(2,736)	(2.0)%
Balance for respective period in fiscal year 2017	$689,723	10.8%	$525,035	7.6%	$164,688	22.3%
We have recently finalized a three year extension of a contract with the State of New York. We anticipate that this contract, which has expanded significantly since we commenced work in 2010, will continue to operate at its current run rate over the next three years.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system development and software development for various civilian U.S. federal programs.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$145,370	$150,191	$286,668	$295,476
Cost of revenue	108,799	116,770	212,521	233,817
Gross profit	36,571	33,421	74,147	61,659
Operating income	17,644	14,983	35,525	25,699
Gross profit percentage	25.2%	22.3%	25.9%	20.9%
Operating margin percentage	12.1%	10.0%	12.4%	8.7%
Revenue for the three month period ended March 31, 2017 decreased by $4.8 million, or 3.2%, compared to the same period in fiscal year 2016. The corresponding decline in cost of revenue was $8.0 million, or 6.8%. This resulted in an increase to our gross profit, operating income and profit margins. All revenue, cost and profit movement between periods is organic.
We had previously disclosed that the U.S. Federal Segment would be affected by the termination of a large healthcare contract for the U.S. Veteran's Administration where we were working as a subcontractor. This contract ended in April 2017.
A reduction in costs and a spike in volumes on volume-based contracts helped improve gross profit margin.
Revenue for the six month period ended March 31, 2017 decreased $8.8 million, or 3.0%, compared to the same period in fiscal year 2016. The corresponding decline in cost of revenue was $21.3 million, or 9%. The factors driving this were consistent with those for the fiscal quarter.
Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other Human Services programs. Approximately 66% of our revenue in this segment was earned in foreign jurisdictions.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$127,683	$125,695	$253,220	$245,229
Cost of revenue	98,391	94,166	194,920	183,695
Gross profit	29,292	31,529	58,300	61,534
Operating income	9,629	9,794	21,398	18,901
Gross profit percentage	22.9%	25.1%	23.0%	25.1%
Operating margin percentage	7.5%	7.8%	8.5%	7.7%
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$125,695		$94,166		$31,529
Organic growth	3,039	2.4%	4,654	4.9%	(1,615)	(5.1)%
Divested business	(812)	(0.6)%	(475)	(0.5)%	(337)	(1.1)%
Currency effect compared to the prior period	(239)	(0.2)%	46	—%	(285)	(0.9)%
Balance for respective period in fiscal year 2017	$127,683	1.6%	$98,391	4.5%	$29,292	(7.1)%

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$245,229		$183,695		$61,534
Organic growth	11,013	4.5%	12,834	7.0%	(1,821)	(3.0)%
Acquisitions and divestitures	(500)	(0.2)%	100	0.1%	(600)	(1.0)%
Currency effect compared to the prior period	(2,522)	(1.0)%	(1,709)	(0.9)%	(813)	(1.3)%
Balance for respective period in fiscal year 2017	$253,220	3.3%	$194,920	6.1%	$58,300	(5.3)%
Revenue for the three and six month period ended March 31, 2017 increased compared to the same period in fiscal year 2016. Revenue growth was principally due to by our jobactive contract in Australia which was still ramping up in the first quarter of fiscal year 2016. This was partially offset by expected decreases from U.K. as the Work Programme contract begins to wind down.
Costs of revenue for the three and six months ended March 31, 2017 increased at a greater rate than our revenue, resulting in a decline in gross profit margin. Our gross profit margin declined principally due to the U.K. Work Programme contract, which will have no new referrals from April 2017. We are required to service cases for up to two years, so we expect to see revenue from this program to decline over this period.
The segment has received the benefit from the acquisition of Assessments Australia, which was acquired in December 2015 and, accordingly, has provided an additional three months of revenue and profit in the six month period. This was partially offset by our sale of the K-12 Education business in May 2016.
Declines in the value of the British Pound year-over-year have only been partially mitigated by the rise in the Australian Dollar in the three month period.
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
To supplement our cash flows from operations, we also use a credit facility. We used this facility to fund our acquisitions, as well as short-term borrowings to cover immediate working capital needs. At March 31, 2017, we had outstanding borrowings of $115.0 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, as well as pay our interest and repay the principal on our existing borrowings.
At March 31, 2017, our foreign subsidiaries held $91.5 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows
The following table provides a summary of our cash flow information for the six months ended March 31, 2017 and 2016.

	Six Months Ended March 31,
(dollars in thousands)	2017	2016
Net cash provided by/(used in):
Operations	$136,848	$21,864
Investing activities	(12,372)	(61,438)
Financing activities	(94,935)	26,749
Effect of exchange rate changes on cash and cash equivalents	(878)	(1,064)
Net increase/(decrease) in cash and cash equivalents	$28,663	$(13,889)
Cash flows from operations were $136.8 million for the six months ended March 31, 2017, compared to $21.9 million in the prior fiscal year. Our increase in cash flows were driven by additional cash collected from customers and the favorable timing of tax payments.
We use the performance indicator of Days Sales Outstanding, or DSO, to evaluate our performance in collecting our receivable balances. At March 31, 2017 our DSO were 69 days, compared to 70 days at the beginning of the year. In fiscal year 2016, our DSO had grown from 67 days at the beginning of the year to 70 days at March 31, 2016. The decline in fiscal 2016 reflected delays in payments from contracts with states in the U.S., resulting in tempered cash flows in the first half of the year. As our DSO has remained steady this year, combined with an increase in revenue, our cash collected from customers over the first half of the year is approximately $100 million higher than last year.
In addition, our cash payments for taxes for the six months ended March 31, 2017 were $38.8 million, compared with $68.6 million for the same period in fiscal year 2016.
Cash used in investing activities for the six months ended March 31, 2017 was $12.4 million compared to $61.4 million in the comparative period. In fiscal year 2016, we used $41.8 million to acquire Ascend and Assessments Australia. We also had significant capital expenditure in Australia in 2016 to prepare for the commencement of the jobactive contract. Our capital expenditure has returned to normal levels after two years of significant investment in our global infrastructure.
Cash flows from financing activities in the six months ended March 31, 2017 include cash payments to pay dividends, repurchase our common stock and settle our employees income tax obligations from net settlement of RSUs which vested in September. These payments related to our equity totaled $44.0 million and $48.6 million, for the first half of fiscal year 2017 and 2016, respectively. During fiscal year 2017, we made net debt repayments of $49.8 million, compared with net borrowings of $75.3 million in the comparative period. Our borrowings in fiscal year 2016 were used to acquire Ascend and cover working capital requirements due to the growth in our DSO.
We anticipate that we will continue to utilize our United States operating cash flows to reduce our debt balance. However, this approach is subject to change from acquisition opportunities, including the opportunity to repurchase our own common stock, and any working capital issues we may experience from slow payment from our customers.
The detrimental effect of exchange rates on cash and cash equivalents of $0.9 million in the 2017 fiscal year primarily reflects the strengthening of the United States Dollar against the British Pound.

To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(dollars in thousands)	2017	2016
Cash flows from operations	$136,848	$21,864
Purchases of property and equipment and capitalized software costs	(12,975)	(19,836)
Free cash flow	$123,873	$2,028
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
During the six months ended March 31, 2017, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.
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
During fiscal year 2016, we acquired Ascend and Assessments Australia and disposed of our K-12 Education business. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired or disposed of. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions and divestitures to our prior year revenue.
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

	Six Months Ended March 31,		Trailing Twelve Months Ended March 31,
(dollars in thousands)	2017	2016	2017	2016
Net income attributable to MAXIMUS	$99,179	$75,394	$202,147	$152,497
Interest expense net of interest income	1,243	1,761	2,948	3,230
Provision of income taxes	53,772	45,541	114,039	98,331
Amortization of intangible assets	6,788	6,411	13,754	12,852
Stock compensation expense	10,234	9,151	19,834	17,952
Acquisition-related expenses	—	575	257	3,206
Gain on sale of a business	—	—	(6,880)	—
Adjusted EBITA	171,216	138,833	346,099	288,068
Depreciation and amortization of property, plant, equipment and capitalized software	29,967	25,859	62,512	49,002
Adjusted EBITDA	$201,183	$164,692	$408,611	$337,070

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk on interest rates through our revolving credit facility. Our cash equivalent balances are held in highly rated securities with maturities of three months or less. We manage our exposure to interest rate fluctuations through the use of interest rate swap agreements. At March 31, 2017, we had borrowings under our credit facility of $115.0 million and we had interest rate swap agreements fixing a notional $34.0 million of this balance. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at March 31, 2017 was 0.98%. A hypothetical increase in LIBOR by 10% would increase our annual interest expense and cash flows on our outstanding balance by $0.1 million.
We are exposed to foreign currency exchange risk through our businesses in the United Kingdom, Australia and Canada. At March 31, 2017, we held net assets in functional currencies other than the U.S. Dollar of $173.1 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $17.3 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Jan. 1, 2017 - Jan. 31, 2017	—	$—	—	$109,046

Feb. 1, 2017 - Feb. 28, 2017	1,697	$53.98	1,697	$108,955

Mar. 1, 2017 - Mar. 31, 2017	192	$62.20	—	$108,955

Total	1,889	$54.82	1,697

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

MAXIMUS, INC.

Date: May 4, 2017	By:	/s/ Richard J. Nadeau
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

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.