Form 10-Q
period 2017-06-30
MAXIMUS INC
filed 2017-08-03
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017 there were 64,869,450 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2017

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage contract expenditures incurred before receiving related contract payments;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and reduce our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties and other sanctions;

•	the costs and outcome of litigation;

•	difficulties in integrating acquired businesses;

•	matters related to business we disposed of or divested; and

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue	$600,447	$617,094	$1,830,058	$1,780,269
Cost of revenue	448,258	465,715	1,380,734	1,371,008
Gross profit	152,189	151,379	449,324	409,261
Selling, general and administrative expenses	68,308	69,706	202,302	199,916
Amortization of intangible assets	2,720	3,517	9,508	9,928
Restructuring costs	—	—	2,242	—
Acquisition-related expenses	—	—	—	575
Gain on sale of a business	650	6,453	650	6,453
Operating income	81,811	84,609	235,922	205,295
Interest expense	458	1,029	2,051	3,291
Other income, net	1,306	62	1,986	3,402
Income before income taxes	82,659	83,642	235,857	205,406
Provision for income taxes	24,871	30,892	78,643	76,433
Net income	57,788	52,750	157,214	128,973
Income attributable to noncontrolling interests	870	525	1,117	1,354
Net income attributable to MAXIMUS	$56,918	$52,225	$156,097	$127,619
Basic earnings per share attributable to MAXIMUS	$0.87	$0.79	$2.38	$1.94
Diluted earnings per share attributable to MAXIMUS	$0.86	$0.79	$2.36	$1.93
Dividends paid per share	$0.045	$0.045	$0.135	$0.135
Weighted average shares outstanding:
Basic	65,571	65,766	65,637	65,836
Diluted	66,082	66,194	66,023	66,200
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$57,788	$52,750	$157,214	$128,973
Foreign currency translation adjustments	5,936	(9,354)	1,865	(11,979)
Interest rate hedge, net of income taxes of $3, $8, $0 and $4	(4)	(11)	1	(5)
Comprehensive income	63,720	43,385	159,080	116,989
Comprehensive income attributable to noncontrolling interests	870	525	1,117	1,354
Comprehensive income attributable to MAXIMUS	$62,850	$42,860	$157,963	$115,635
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,378	$66,199
Accounts receivable — billed and billable, net of reserves of $4,371 and $4,226	376,972	444,357
Accounts receivable — unbilled	43,718	36,433
Income taxes receivable	11,569	17,273
Prepaid expenses and other current assets	52,902	56,718
Total current assets	589,539	620,980
Property and equipment, net	106,622	131,569
Capitalized software, net	27,370	30,139
Goodwill	397,386	397,558
Intangible assets, net	99,487	109,027
Deferred contract costs, net	17,048	18,182
Deferred compensation plan assets	27,148	23,307
Deferred income taxes	8,548	8,644
Other assets	10,347	9,413
Total assets	$1,283,495	$1,348,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,856	$150,711
Accrued compensation and benefits	85,662	96,480
Deferred revenue	67,498	73,692
Income taxes payable	7,713	7,979
Long-term debt, current portion	180	277
Other liabilities	12,541	11,617
Total current liabilities	285,450	340,756
Deferred revenue, less current portion	29,893	40,007
Deferred income taxes	24,731	16,813
Long-term debt	15,540	165,338
Deferred compensation plan liabilities, less current portion	28,668	24,012
Other liabilities	9,122	8,753
Total liabilities	393,404	595,679
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,854 and 65,223 shares issued and outstanding at June 30, 2017 and September 30, 2016, at stated amount, respectively	478,120	461,679
Accumulated other comprehensive loss	(34,303)	(36,169)
Retained earnings	441,795	323,571
Total MAXIMUS shareholders’ equity	885,612	749,081
Noncontrolling interests	4,479	4,059
Total equity	890,091	753,140
Total liabilities and equity	$1,283,495	$1,348,819

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operations:
Net income	$157,214	$128,973
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	43,416	39,246
Amortization of intangible assets	9,508	9,928
Deferred income taxes	8,614	(1,747)
Stock compensation expense	15,822	13,818
Gain on sale of a business	(650)	(6,453)
Change in assets and liabilities:
Accounts receivable — billed and billable	68,023	(27,469)
Accounts receivable — unbilled	(7,267)	(5,556)
Prepaid expenses and other current assets	5,944	4,378
Deferred contract costs	1,114	956
Accounts payable and accrued liabilities	(37,413)	(20,617)
Accrued compensation and benefits	(1,703)	(9,974)
Deferred revenue	(16,270)	(11,703)
Income taxes	5,370	(965)
Other assets and liabilities	375	(4,683)
Cash flows from operations	252,097	108,132
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(19,088)	(34,103)
Acquisition of businesses, net of cash acquired	—	(46,736)
Proceeds from the sale of a business	1,035	5,515
Other	485	381
Cash used in investing activities	(17,568)	(74,943)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(8,754)	(8,780)
Repurchases of common stock	(28,858)	(33,335)
Tax withholding related to RSU vesting	(9,267)	(11,597)
Borrowings under credit facility	155,000	139,823
Repayment of credit facility and other long-term debt	(304,902)	(139,817)
Stock option exercises	370	205
Other	(1,225)	(533)
Cash used in financing activities	(197,636)	(54,034)
Effect of exchange rate changes on cash and cash equivalents	1,286	(3,218)
Net increase/(decrease) in cash and cash equivalents	38,179	(24,063)
Cash and cash equivalents, beginning of period	66,199	74,672
Cash and cash equivalents, end of period	$104,378	$50,609
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	156,097	1,117	157,214
Foreign currency translation	—	—	1,865	—	—	1,865
Interest rate hedge, net of income taxes	—	—	1	—	—	1
Cash dividends	—	—	—	(8,754)	(697)	(9,451)
Dividends on RSUs	—	261	—	(261)	—	—
Repurchases of common stock	(558)	—	—	(28,858)	—	(28,858)
Stock compensation expense	—	15,822	—	—	—	15,822
Tax withholding related to RSU vesting	—	(12)	—	—	—	(12)
Stock options exercised and RSUs vested	189	370	—	—	—	370
Balance at June 30, 2017	64,854	$478,120	$(34,303)	$441,795	$4,479	$890,091

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	127,619	1,354	128,973
Foreign currency translation	—	—	(11,979)	—	—	(11,979)
Interest rate hedge, net of income taxes	—	—	(5)	—	—	(5)
Cash dividends	—	—	—	(8,780)	(1,060)	(9,840)
Dividends on RSUs	—	268	—	(268)	—	—
Repurchases of common stock	(587)	—	—	(31,336)	—	(31,336)
Stock compensation expense	—	13,818	—	—	—	13,818
Tax withholding related to RSU vesting	—	(14)	—	—	—	(14)
Stock options exercised and RSUs vested	42	205	—	—	—	205
Balance at June 30, 2016	64,892	$460,409	$(34,349)	$275,846	$3,615	$705,521
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2017 and 2016

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and amounts related to income taxes, certain accrued liabilities and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2016 and 2015 and for each of the three years ended September 30, included in our Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
Revenue:
Health Services	$335,090	100%	$333,699	100%	$1,024,813	100%	$956,169	100%
U.S. Federal Services	131,589	100%	149,601	100%	418,257	100%	445,077	100%
Human Services	133,768	100%	133,794	100%	386,988	100%	379,023	100%
Total	$600,447	100%	$617,094	100%	$1,830,058	100%	$1,780,269	100%
Gross profit:
Health Services	$83,269	24.8%	$76,775	23.0%	$247,957	24.2%	$211,464	22.1%
U.S. Federal Services	33,627	25.6%	38,980	26.1%	107,774	25.8%	100,639	22.6%
Human Services	35,293	26.4%	35,624	26.6%	93,593	24.2%	97,158	25.6%
Total	$152,189	25.3%	$151,379	24.5%	$449,324	24.6%	$409,261	23.0%
Selling, general and administrative expense:
Health Services	$31,716	9.5%	$26,345	7.9%	$89,737	8.8%	$77,312	8.1%
U.S. Federal Services	17,757	13.5%	19,861	13.3%	56,379	13.5%	55,821	12.5%
Human Services	18,925	14.1%	21,373	16.0%	55,827	14.4%	64,006	16.9%
Other (4)	(90)	NM	2,127	NM	359	NM	2,777	NM
Total	$68,308	11.4%	$69,706	11.3%	$202,302	11.1%	$199,916	11.2%
Operating income:
Health Services	$51,553	15.4%	$50,430	15.1%	$158,220	15.4%	$134,152	14.0%
U.S. Federal Services	15,870	12.1%	19,119	12.8%	51,395	12.3%	44,818	10.1%
Human Services	16,368	12.2%	14,251	10.7%	37,766	9.8%	33,152	8.7%
Amortization of intangible assets	(2,720)	NM	(3,517)	NM	(9,508)	NM	(9,928)	NM
Restructuring costs (2)	—	NM	—	NM	(2,242)	NM	—	NM
Acquisition-related expenses (3)	—	NM	—	NM	—	NM	(575)	NM
Gain on sale of a business	650	NM	6,453	NM	650	NM	6,453	NM
Other (4)	90	NM	(2,127)	NM	(359)	NM	(2,777)	NM
Total	$81,811	13.6%	$84,609	13.7%	$235,922	12.9%	$205,295	11.5%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)	During the current fiscal year, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 6. Supplemental disclosures" for more information.

(3)	Acquisition-related expenses relate to the acquisitions of Assessments Australia and Ascend in December 2015 and February 2016, respectively.

(4)
Other costs and credits relate to SG&A balances that do not relate directly to segment business activities. During the three and nine months ended June 30, 2016, we incurred $2.1 million and $2.8 million, respectively, of legal costs related to a matter that occurred in fiscal year 2014. This matter was settled in the third quarter of fiscal 2017.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2017	2016	2017	2016
Basic weighted average shares outstanding	65,571	65,766	65,637	65,836
Dilutive effect of employee stock options and unvested RSUs	511	428	386	364
Denominator for diluted earnings per share	66,082	66,194	66,023	66,200
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
During the current fiscal year, we adopted a new accounting standard which changed the methodology by which we calculate our diluted weighted average shares outstanding. See "Note 8. Recent accounting pronouncements" for details of this change.
4. Business combinations and disposals
Revitalised
On July 18, 2017, MAXIMUS Companies Limited, a wholly owned subsidiary of MAXIMUS, Inc., acquired 100% of the share capital of Revitalised Limited ("Revitalised"). Consideration is comprised of $2.8 million in cash and up to $1.6 million in contingent consideration. Revitalised provides digital solutions to engage communities in the areas of health, fitness and wellbeing. We acquired Revitalised in order to enhance the capabilities of our health services programs in the United Kingdom and, accordingly, the business will be integrated into our Health Services Segment. The acquisition agreement includes the potential for adjustments based upon working capital at the date of acquisition. We have not yet completed our assessment of the fair value of the total consideration, including the contingent consideration, or our assessment of the fair value of the assets acquired and liabilities assumed.
K-12 Education
On May 9, 2016, MAXIMUS sold its K-12 Education business, which was previously part of the Company's Human Services Segment. The Company recorded a gain of $6.5 million at June 30, 2016. Following adjustments to the purchase price based upon the working capital of the business, the gain was adjusted to $6.9 million for the fiscal year ended September 30, 2016. This gain excluded a balance of $0.7 million which we had reserved to cover potential contingencies related to the sale. As payment of these contingencies is no longer considered probable, we have recorded additional gain in the three and nine months ended June 30, 2017. The cash balance related to this contingency had been in escrow; it was received by us in June 2017.
Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly owned subsidiary of MAXIMUS, Inc., acquired 100% of the share capital of Ascend Management Innovations, LLC ("Ascend") for cash consideration of $44.1 million. Ascend is a provider of independent, specialized health assessments and data management tools to government agencies in the United States. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business has been integrated into our Health Services Segment. Management estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.0 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination.

We have completed our evaluation of the fair value of all of the assets and liabilities acquired.

Our allocation of fair value for the Ascend acquisition, updated through June 30, 2017, is shown below.

(dollars in thousands)	Updated through September 30, 2016	Adjustments	Updated through June 30, 2017
Cash consideration, net of cash acquired	$44,069	$—	$44,069

Billed and unbilled receivables	$4,069	$—	$4,069
Other assets	407	—	407
Property and equipment and other assets	707	—	707
Deferred income taxes	—	557	557
Intangible assets	22,300	—	22,300
Total identifiable assets acquired	27,483	557	28,040
Accounts payable and other liabilities	1,414	—	1,414
Deferred revenue	554	—	554
Total liabilities assumed	1,968	—	1,968
Net identifiable assets acquired	25,515	557	26,072
Goodwill	18,554	(557)	17,997
Net assets acquired	$44,069	$—	$44,069

The valuation of the intangible assets acquired is summarized below:

(dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Trade name	8 years	1,700
Technology-based intangible assets	1 year	200
Total intangible assets		$22,300

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
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over six years.

5. Goodwill
Changes in goodwill by segment for the nine months ended June 30, 2017 are as follows:

(dollars in thousands)	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2016	$123,679	$228,148	$45,731	$397,558
Adjustment to goodwill acquired with Ascend	(557)	—	—	(557)
Adjustment to goodwill acquired with Assessments Australia	—	—	71	71
Foreign currency translation	197	—	117	314
Balance as of June 30, 2017	$123,319	$228,148	$45,919	$397,386

6. Supplemental disclosures
During the nine months ended June 30, 2017 and 2016, we made income tax payments of $65.5 million and $79.5 million, respectively.
At June 30, 2017, we held cash and cash equivalents of $104.4 million. Of these funds, $101.1 million are held in jurisdictions outside the United States, the majority of which are held in foreign currencies. We have no requirement or intent at this time to transfer the funds to the United States. Increases in the value of foreign currencies with respect to the United States Dollar resulted in an increase in net assets of $1.9 million in the nine months ended June 30, 2017. These increases were recorded as gains in our Statement of Comprehensive Income.
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the nine months ended June 30, 2017 and 2016, we repurchased 0.6 million and 0.6 million common shares at a cost of $28.9 million and $31.3 million, respectively. At June 30, 2017, $109.3 million remained available for future stock repurchases.
Our deferred compensation plan assets include $14.5 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
During the nine months ended June 30, 2017, we granted 0.4 million RSUs to our employees. These awards will vest ratably over five years.
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
During the nine months ended June 30, 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, principally severance expenses.
7. Debt
We have a credit facility allowing borrowings of up to $400 million. The arrangement terminates on March 9, 2020, at which time all outstanding borrowings must be repaid.
The credit facility permits us to make borrowings in currencies other than the United States Dollar. At June 30, 2017, we have U.S. Dollar borrowings of $15.0 million and no borrowings in other currencies.
At June 30, 2017, we held two letters of credit under the credit facility totaling $0.7 million. These letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit facility requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of June 30, 2017. There are no restrictions on our dividend payments if our leverage ratio is less than 2.5:1.0. At June 30, 2017, our total leverage ratio was less than 1.0:1.0. Accordingly, we do not believe that the provisions of the credit facility represent a significant restriction on our ability to pay dividends or to the successful operation of the business.
During the nine months ended June 30, 2017 and 2016, we made interest payments of $1.9 million and $2.9 million, respectively. We utilized interest swap agreements to manage our exposure against interest rate fluctuations. None of our outstanding debt balance was covered by these instruments at June 30, 2017. Gains and losses in the fair value of these instruments were recorded in the statement of comprehensive income.
In addition to borrowings under the credit facility, we have an outstanding loan of $0.7 million (0.9 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 20 remaining quarterly installments.
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
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. We adopted this standard in the current year. The new standard requires us to record the tax benefit or expense related to the vesting of RSUs or the exercise of stock options within our provision for income taxes in the consolidated statement of operations; this benefit was previously reported in the statement of changes in shareholders’ equity. The cash flow effects of the tax benefit will be reported in cash flows from operations; they were previously in cash flows from financing activities. The new standard allows us more flexibility in net settling RSUs as they vest. The new standard also allows for changes in accounting for the forfeiture of stock awards; we will continue to estimate our stock award forfeitures as we expense each award. This new standard has had the following effects in fiscal year 2017:

•
During the nine months ended June 30, 2017, approximately 0.2 million shares were issued through the vesting of RSUs and the exercise of stock options. For the three and nine months ended June 30, 2017, this resulted in a decrease in our provision for income taxes of $0.6 million and $2.8 million, respectively, with a corresponding benefit to our cash flows from operations.

•	Our diluted weighted average shares outstanding was higher than it would have been if the former standard had been in place.

•
The combination of these factors resulted in a net increase of $0.01 and $0.04 to our basic and diluted earnings per share for the three and nine months ended June 30, 2017, compared to what would have been recorded under the former accounting guidance.

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
9. Subsequent event
On July 7, 2017, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on August 31, 2017 to shareholders of record on August 15, 2017.

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
For the five years ending September 2016, we have recorded average annual revenue and earnings per share growth of 18% and 20%, respectively. This growth has been tempered in the current fiscal year and we believe that, in the short-term, single-digit revenue growth is a more realistic target as governments solidify new priorities, legislation and programs. In the longer-term, we believe the business environment and our strengths leave us well positioned for further expansion. We believe this growth will be driven by economic and demographic factors, such as aging populations and increased demand for health care, and political factors, such as health care reform in the United States and welfare reform in Australia and the United Kingdom. In addition, we have acquired businesses that have provided us opportunities to expand our skills, technology and customer relationships to complement our existing business and provide opportunities for further organic growth.
We believe that governments will continue to seek opportunities to enhance existing processes or address new challenges through companies such as MAXIMUS. The current-day environment is dynamic with many potential political and economic changes; in the United States, the Trump Administration has made initial attempts to reform the Affordable Care Act; in the United Kingdom, the re-election of a minority Conservative Government may result in policy changes. Nevertheless, we believe the long-term, macro-economic drivers of rising caseloads and increasing demand for effective government programs remain unchanged. We have witnessed common themes emerge across all of our markets as governments tackle changing demographics, decentralization initiatives, and the need to get value for government spend. Periods of change are often beneficial to us as governments seek trusted partners to help them operationalize new ideas and implement new or changing policies.
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
During fiscal year 2016, we acquired Ascend Management Innovations, LLC (Ascend) and three companies doing business as “Assessments Australia." These businesses were integrated into our Health Services and Human Services Segments, respectively. In July 2017, we acquired Revitalised Limited (Revitalised), which will be integrated into our Health Services Segment. We believe that these acquisitions expand our service offerings.

Financial Overview
Our results for the three and nine months ended June 30, 2017 were driven by a number of factors:

•	Organic revenue growth of 9.6% in our Health Segment, driven by contract expansion in the United States and improved service delivery in our United Kingdom HAAS contract;

•	Organic revenue growth of 3.6% in our Human Services Segment, driven by our international welfare to work businesses;

•	Declines in our U.S. Federal Services Segment, due to the wind down of a single, large subcontract;

•	The decline in the year-over-year value of international currencies, principally the British Pound, which fell sharply on June 24, 2016 following the European Union referendum;

•	Declines in interest expense, due to the repayment of most of the balance on our credit facility; and

•	Interest income and tax benefits from research and development credits in the United States and Canada.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Revenue	$600,447	$617,094	$1,830,058	$1,780,269
Cost of revenue	448,258	465,715	1,380,734	1,371,008
Gross profit	152,189	151,379	449,324	409,261
Gross profit percentage	25.3%	24.5%	24.6%	23.0%
Selling, general and administrative expenses	68,308	69,706	202,302	199,916
Selling, general and administrative expense as a percentage of revenue	11.4%	11.3%	11.1%	11.2%
Amortization of intangible assets	2,720	3,517	9,508	9,928
Restructuring costs	—	—	2,242	—
Acquisition-related expenses	—	—	—	575
Gain on sale of a business	650	6,453	650	6,453
Operating income	81,811	84,609	235,922	205,295
Operating margin	13.6%	13.7%	12.9%	11.5%
Interest expense	458	1,029	2,051	3,291
Other income, net	1,306	62	1,986	3,402
Income before income taxes	82,659	83,642	235,857	205,406
Provision for income taxes	24,871	30,892	78,643	76,433
Effective tax rate	30.1%	36.9%	33.3%	37.2%
Net income	57,788	52,750	157,214	128,973
Income attributable to noncontrolling interests	870	525	1,117	1,354
Net income attributable to MAXIMUS	$56,918	$52,225	$156,097	$127,619
Basic earnings per share attributable to MAXIMUS	$0.87	$0.79	$2.38	$1.94
Diluted earnings per share attributable to MAXIMUS	$0.86	$0.79	$2.36	$1.93
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$617,094		$465,715		$151,379
Organic growth	(4,750)	(0.8)%	(8,203)	(1.7)%	3,453	2.2%
Net acquired growth	(462)	(0.1)%	(130)	—%	(332)	(0.2)%
Currency effect compared to the prior period	(11,435)	(1.8)%	(9,124)	(2.0)%	(2,311)	(1.5)%
Balance for respective period in fiscal year 2017	$600,447	(2.7)%	$448,258	(3.7)%	$152,189	0.5%
Our organic revenue decline was principally driven by the anticipated wind down of a large subcontract in our U.S. Federal Services Segment.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we experienced operating efficiencies in our Health Services Segment, principally on our HAAS contract.
Our results in both the Health and Human Services Segments were adversely affected by the year-over-year decline in the value of the British Pound. Much of this decline occurred on June 24, 2016 following the European Union referendum.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$1,780,269		$1,371,008		$409,261
Organic growth	78,537	4.4%	33,843	2.5%	44,694	10.9%
Net acquired growth	8,828	0.5%	7,596	0.5%	1,232	0.3%
Currency effect compared to the prior period	(37,576)	(2.1)%	(31,713)	(2.3)%	(5,863)	(1.4)%
Balance for respective period in fiscal year 2017	$1,830,058	2.8%	$1,380,734	0.7%	$449,324	9.8%
The factors influencing revenue and cost of revenue are similar to those affecting the fiscal quarter:

•	Organic revenue growth in our Health and Human Services Segments of 9.6% and 3.6%, respectively;

•
Expected declines in revenue in our U.S. Federal Services Segment due to the wind down of a large subcontract that supported the U.S. Veteran's Administration have been partially offset by efficiencies from increased automation, resulting in improvements to our gross profit margins; and

•The detrimental effect of the year-over-year decline in the value of the British Pound.
Selling, general and administrative expense (SG&A) for the nine month periods ended June 30, 2017 increased 1.2% compared to the same period in fiscal year 2016. These costs do not include the United Kingdom restructuring costs of $2.2 million noted below. SG&A consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue.
In the three and nine months ended June 30, 2016, our SG&A expense included $2.1 million and $2.8 million, respectively, of legal costs related to a matter that occurred in fiscal year 2014. This matter was settled during the 2017 fiscal year.
Amortization charges have declined from fiscal year 2016 to 2017. During April 2017, all intangible assets acquired as part of the Remploy acquisition in 2015 and the technology and trade mark assets which were acquired with our acquisition of Policy Studies, Inc. in 2012 were fully amortized. These assets had been amortized at a rate of approximately $3.1 million per year. Additional amortization of approximately $1.4 million per year has been added following the acquisitions of Ascend and Assessments Australia during fiscal year 2016.
During fiscal year 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. We recorded restructuring costs of $2.2 million, principally severance expenses. This restructuring is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through a reduction in income attributable to noncontrolling interests.
Acquisition-related expenses of $0.6 million for the nine months ended June 30, 2016 relate to the acquisitions of Ascend and Assessments Australia.
On May 9, 2016, we sold our K-12 Education business, which was previously part of the Company's Human Services segment. As a result of this transaction, we recorded a gain of $6.5 million in the three and nine months ended June 30, 2016. During the fourth fiscal quarter of 2016, we revised the gain to $6.9 million following adjustments to the purchase price. This gain excluded a balance of $0.7 million, which we had reserved to cover potential contingencies related to the sale. These contingencies were settled and paid in May 2017. We do not anticipate any further effects from this sale.
Our interest expense is driven by borrowings from our credit facility. During fiscal years 2015 and 2016, we utilized the credit facility to acquire Acentia and Ascend, as well as making short-term borrowings to cover working capital requirements. Our debt balance has steadily decreased over time, reducing interest expense.
During the three months ended June 30, 2017, we received a one-time benefit to our income taxes and interest income relating to research and development tax credits in both the United States and Canada. These credits relate to a number of past years and, accordingly, are not expected to recur in future quarters. The tax recovery of $3.7 million caused our year-to-date effective tax rate for the 2017 fiscal year to be 33.3%. In addition to the tax credits noted above, our year-to-date tax provision includes a discrete benefit of $2.8 million related to the vesting of restricted stock units (RSUs) as a result of the retirement of two members of the board of directors in the period. Most of our RSUs vest in September and, accordingly, we anticipate a further discrete benefit at this time with the exact amount being determined by our share price on that date. We anticipate that our full year tax rate will be between 33% and 34%.
Interest income is included within "other income" on our statement of operations. During the three months ended June 30, 2017, the majority of interest income was related to the out-of-period research and development tax credits noted above. Our other income for the nine month period ended June 30, 2016 had received the benefit of a foreign exchange gain which is not expected to recur.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$335,090	$333,699	$1,024,813	$956,169
Cost of revenue	251,821	256,924	776,856	744,705
Gross profit	83,269	76,775	247,957	211,464
Operating income	51,553	50,430	158,220	134,152
Gross profit percentage	24.8%	23.0%	24.2%	22.1%
Operating margin percentage	15.4%	15.1%	15.4%	14.0%
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$333,699		$256,924		$76,775
Organic growth	10,561	3.1%	2,421	0.9%	8,140	10.6%
Currency effect compared to the prior period	(9,170)	(2.7)%	(7,524)	(2.9)%	(1,646)	(2.1)%
Balance for respective period in fiscal year 2017	$335,090	0.4%	$251,821	(2.0)%	$83,269	8.5%
Our revenue for the three month period ended June 30, 2017 increased by 0.4% compared to the same period in fiscal year 2016. Cost of revenue decreased by 2.0%. On a constant currency basis, our revenue and cost of revenue grew 3.1% and 0.9%, respectively. Our results reflect the following:

•	During the third quarter of fiscal 2016, we commenced a significant expansion on an existing contract in New York State;

•	We have continued to improve our performance on the HAAS contract, reducing contract penalties and accordingly increasing our monthly revenue without corresponding increases in cost; and

•	We have reduced costs in our Fit for Work contract to service the reduced levels of activity in this arrangement.
Our revenue growth has been partially offset by work that ended, including a contract in Connecticut which we chose not to rebid, and approximately $4 million of revenue from a pending change order where we have performed additional scope of work, and incurred related costs, but cannot yet recognize the revenue.
The reductions in revenue and cost of revenue from currency are almost entirely caused by the decline in the value of the British Pound, which fell sharply on June 24, 2016 following the European Union referendum.

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$956,169		$744,705		$211,464
Organic growth	91,642	9.6%	52,929	7.1%	38,713	18.3%
Acquired growth	9,790	1.0%	7,626	1.0%	2,164	1.0%
Currency effect compared to the prior period	(32,788)	(3.4)%	(28,404)	(3.8)%	(4,384)	(2.0)%
Balance for respective period in fiscal year 2017	$1,024,813	7.2%	$776,856	4.3%	$247,957	17.3%
Organic revenue growth was driven by the expansion of existing contracts, including on contracts in New York State, as well as the improvements in the HAAS contract. The benefit in profit margin was mostly from the United Kingdom contracts, HAAS and Fit for Work; the former is operating with fewer penalties than in prior year; the latter has seen significant reductions in its cost base to reflect lower volume expectations from plan.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system development and software development for various U.S. civilian federal programs.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$131,589	$149,601	$418,257	$445,077
Cost of revenue	97,962	110,621	310,483	344,438
Gross profit	33,627	38,980	107,774	100,639
Operating income	15,870	19,119	51,395	44,818
Gross profit percentage	25.6%	26.1%	25.8%	22.6%
Operating margin percentage	12.1%	12.8%	12.3%	10.1%
Revenue for the three month period ended June 30, 2017 decreased by $18.0 million, or 12%, compared to the same period in fiscal year 2016. The corresponding decline in cost of revenue was $12.7 million, or 11%. All revenue, cost and profit movement between periods is organic.
We had previously disclosed that the U.S. Federal Segment would be affected by the wind down of a subcontract where we were performing work for the U.S. Veteran's Administration. This subcontract ended in April 2017 and is responsible for almost all of the changes in revenue and cost of revenue. Our profit margin in fiscal year 2016 received the benefit of approximately $3.5 million of revenue and profit from non-recurring work.
Revenue for the nine month period ended June 30, 2017 decreased $26.8 million, or 6.0%, compared to the same period in fiscal year 2016. The corresponding decline in cost of revenue was $34.0 million, or 10%. The factors driving this were consistent with those for the fiscal quarter.

Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other Human Services programs. Approximately 65% of our revenue in this segment was earned in foreign jurisdictions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Revenue	$133,768	$133,794	$386,988	$379,023
Cost of revenue	98,475	98,170	293,395	281,865
Gross profit	35,293	35,624	93,593	97,158
Operating income	16,368	14,251	37,766	33,152
Gross profit percentage	26.4%	26.6%	24.2%	25.6%
Operating margin percentage	12.2%	10.7%	9.8%	8.7%
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$133,794		$98,170		$35,624
Organic growth	2,701	2.0%	2,036	2.0%	665	1.9%
Divested business	(462)	(0.3)%	(130)	(0.1)%	(332)	(0.9)%
Currency effect compared to the prior period	(2,265)	(1.7)%	(1,601)	(1.6)%	(664)	(1.9)%
Balance for respective period in fiscal year 2017	$133,768	—%	$98,475	0.3%	$35,293	(0.9)%

Revenue and cost of revenue for the three month period ended June 30, 2017 was steady compared to the same period in fiscal year 2016. Organic revenue and costs of revenue growth from our contracts in Australia were offset by the anticipated wind down of the Work Programme, the effect of currency in the United Kingdom and the sale of our K-12 Education business.

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2016	$379,023		$281,865		$97,158
Organic growth	13,715	3.6%	14,869	5.3%	(1,154)	(1.2)%
Acquisitions and divestitures	(962)	(0.2)%	(30)	—%	(932)	(1.0)%
Currency effect compared to the prior period	(4,788)	(1.3)%	(3,309)	(1.2)%	(1,479)	(1.5)%
Balance for respective period in fiscal year 2017	$386,988	2.1%	$293,395	4.1%	$93,593	(3.7)%
Revenue for the nine month period ended June 30, 2017 increased compared to the same period in fiscal year 2016. The detrimental effect of the year-over-year decline in the value of the British Pound was partially offset by improvement in the value of the Australian Dollar. Organic growth was principally from our jobactive contract in Australia which was still ramping up in the early part of fiscal year 2016, partially offset by expected decreases from U.K. as the Work Programme contract begins to wind down.
Costs of revenue for the three and nine months ended June 30, 2017 increased at a greater rate than our revenue, resulting in a decline in gross profit margin. Our gross profit margin declined principally due to the U.K. Work Programme contract as referrals ended in April 2017. We are required to service cases for up to two years, so we expect to see revenue from this program to decline over this period.
The detrimental effect of the decline in the value of the British Pound was partially offset by improvement in the value of the Australian Dollar.

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
To supplement our cash flows from operations, we also use a credit facility. We used this facility to fund our acquisitions and our short-term borrowings to cover immediate working capital needs. At June 30, 2017, we had outstanding borrowings of $15.0 million under the credit facility. Our credit facility allows us to borrow up to $400 million, subject to standard covenants. We anticipate that our cash flows from operations should be sufficient to meet our day-to-day requirements, pay our interest and repay the principal on our existing borrowings.
At June 30, 2017, our foreign subsidiaries held $101.1 million of our cash and cash equivalents. We have no requirement or intent to remit this cash to the United States. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner.

Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2017 and 2016.

	Nine Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by/(used in):
Operations	$252,097	$108,132
Investing activities	(17,568)	(74,943)
Financing activities	(197,636)	(54,034)
Effect of exchange rate changes on cash and cash equivalents	1,286	(3,218)
Net increase/(decrease) in cash and cash equivalents	$38,179	$(24,063)
Cash flows from operations were $252.1 million for the nine months ended June 30, 2017, compared to $108.1 million in the prior fiscal year. The improvement in cash flows was driven by:

•	An increase in operating profit of $30.6 million;

•	A significant improvement in cash collections in the United States; and

•	Favorable timing with respect to tax payments.
We use the performance indicator of Days Sales Outstanding, or DSO, to evaluate our performance in collecting our receivable balances, both billed and unbilled. At June 30, 2017 our DSO were 64 days, compared to 70 days at the beginning of the fiscal year. In fiscal year 2016, our DSO remained stable at 67 days from the beginning of the year to June 30, 2016. The decline in our DSO reflects the significant U.S. cash collections achieved in this current year.
In addition, our cash payments for taxes for the nine months ended June 30, 2017 were $65.5 million, compared with $79.5 million for the same period in fiscal year 2016.
Cash used in investing activities for the nine months ended June 30, 2017 was $17.6 million compared to $74.9 million in the comparative period. In fiscal year 2016, we used $46.7 million to acquire Ascend and Assessments Australia, partially offset by $5.5 million received from the sale of our K-12 education business. We also had significant capital expenditure in Australia in 2016 to prepare for the commencement of the jobactive contract. Our capital expenditure has returned to normal levels after two years of significant investment in our global infrastructure.
Cash flows from financing activities in the nine months ended June 30, 2017 included net payment of $149.9 million of our debt, funded by our domestic cash flows from operations. In the comparative period, our net borrowings and repayments had been equal. In fiscal 2016, we borrowed to acquire Ascend and fund short-term working capital needs. Financing activities also include cash payments to pay dividends, repurchase our common stock and settle our employees income tax obligations from net settlement of RSUs. These payments related to our equity totaled $46.9 million and $53.7 million, for the first nine months ended June 30, 2017 and 2016, respectively.
Subsequent to June 30, 2017, we have repaid the remaining balance on our credit facility. The facility remains in place to cover acquisition opportunities, including the opportunity to repurchase our own common stock, and any potential working capital needs.
The beneficial effect of exchange rates on cash and cash equivalents of $1.3 million in the 2017 fiscal year primarily reflects the strengthening of the Australian Dollar, Canadian Dollar and British Pound against the United States Dollar.

To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(dollars in thousands)	2017	2016
Cash flows from operations	$252,097	$108,132
Purchases of property and equipment and capitalized software costs	(19,088)	(34,103)
Free cash flow	$233,009	$74,029

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
During the nine months ended June 30, 2017, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 which was filed with the Securities and Exchange Commission on November 21, 2016.

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
Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA below. Our credit agreement requires us to utilize Adjusted EBITDA on a trailing twelve month basis to calculate conformity with covenants and other restrictions; in particular, a debt-to-EBITDA ratio exceeding 2.5:1.0 would require us to provide security for the borrowings; a debt-to-EBITDA ratio in excess of 3.25:1.0 would represent a violation of our debt agreement. Our debt-to-EBITDA ratio was below 1.0:1.0 for all periods presented. We have included our calculations of EBITDA below.

	Nine Months Ended June 30,		Trailing Twelve Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income attributable to MAXIMUS	$156,097	$127,619	$206,840	$163,057
Interest expense net of interest income	639	2,563	1,542	3,321
Provision of income taxes	78,643	76,433	108,018	101,095
Amortization of intangible assets	9,508	9,928	12,957	13,094
Stock compensation expense	15,822	13,818	20,755	18,270
Acquisition-related expenses	—	575	257	747
Gain on sale of a business	(650)	(6,453)	(1,077)	(6,453)
Adjusted EBITA	260,059	224,483	349,292	293,131
Depreciation and amortization of property, plant, equipment and capitalized software	43,416	39,246	62,574	48,478
Adjusted EBITDA	$303,475	$263,729	$411,866	$341,609

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in interest rates and foreign currency exchange rates.
We are exposed to market rate risk on interest rates through our revolving credit facility. Our interest rate varies based upon our leverage, as defined in our agreement with our lenders, but we are currently paying interest at a rate based upon the one-month London Interbank Offering Rate (LIBOR) plus 1%. The one-month LIBOR rate at June 30, 2017 was 1.30%. An increase in LIBOR would increase our annual interest expense and cash flows on our outstanding balance. In July 2017, our borrowings under our credit facility were completely paid off, eliminating the market rate risk on our interest rates.
We are exposed to foreign currency exchange risk through our businesses in Australia, Canada, Singapore, and the United Kingdom. At June 30, 2017, we held net assets in functional currencies other than the U.S. Dollar of $191.6 million and, accordingly, in the event of a 10% fluctuation in the value of the local currencies, we would report a $19.2 million gain or loss in our statement of comprehensive income. Our foreign-based businesses mitigate their currency risks through incurring costs in the same currency as their revenue. The operations of the U.S. business do not depend upon cash flows from the foreign businesses.
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

MAXIMUS, INC.

Date: August 3, 2017	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2017 Equity Incentive Plan, attached as Exhibit 4.5 to MAXIMUS, Inc.'s Registration Statement on Form S-8 filed with the SEC on May 4, 2017 and incorporated herein by reference.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Principal Executive Officer Certification.

32.2	Section 906 Principal Financial Officer Certification.

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.