Form 10-K
period 2017-09-30
MAXIMUS INC
filed 2017-11-20
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2017 was $3,963,270,858 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 65,136,568 shares of the registrant's Common Stock outstanding as of November 6, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be held on March 14, 2018, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements that are not historical facts. Words such as "anticipate," "believe," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," "will" and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and actual or liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage capital investments and startup costs incurred before receiving related contract payments;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties, suspension, debarment and other sanctions;

•	the costs and outcome of litigation;

•	difficulties in integrating or achieving projected revenues and earnings for acquired businesses;

•	matters related to business we have disposed of or divested; and

•	other factors set forth in Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors."
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
General
We are a leading operator of government health and human services programs worldwide. We act as a partner to governments under our mission of Helping Government Serve the People®. We use our experience, business process management expertise, innovation and technology solutions to help government agencies run effective, efficient and accountable programs.
Our company was founded in 1975 and grew both organically and through acquisitions during the early 2000s. Beginning in 2006, we narrowed our service offerings to focus in the area of business process services (BPS) primarily in the health services and human services markets. In parallel, we divested or exited a number of non-core businesses that fell outside these two areas. Our subsequent growth was driven by the expansion of our health services business around the globe, new welfare-to-work contracts outside the United States and the growth of our business with the United States Federal Government. This growth has been both organic and through acquisitions.
Beginning in fiscal year 2017, we experienced what we believe is a temporary slowdown due to an industry pause tied to the transition of a new presidential administration in the United States. Although the transition is occurring at the federal level, we are seeing the effects on our U.S.-based health business as many states depend upon federal funds to finance the services they provide. As a result, our short-term growth expectations were impacted by longer procurement cycles and increased delays, mostly due to policy and budget uncertainty. Further, agency staffing shortfalls tied to the slow presidential nomination process hindered the decision-making process at both the federal and the state level.
Longer-term, we believe the ongoing demand for our services driven by demographic, economic and legislative trends, coupled with our strong position within our industry, will continue to foster future growth. Our long-term growth thesis is based on the following factors:

•
Demographic trends, including increased longevity and more complex health needs, place an increased burden on government social benefit programs. At the same time, programs that address societal needs must be a good use of taxpayer dollars and achieve their intended outcomes. We believe the macro-economic trends of demographics and government needs will continue to drive demand for our services.

•
Our contract portfolio offers us excellent revenue visibility. Much of our revenue is derived from long-term contractual arrangements with governments. A contract will often have a base period followed by additional option periods. As a result, single contracts may last several years and client relationships may be decades long. At any time, we are typically able to identify more than 90% of our subsequent twelve months' anticipated revenue from our existing contracts.

•
We maintain a strong reputation within the government health and human services industry. Our deep client relationships and reputation for delivering outcomes and creating efficiencies creates a strong barrier to entry in a risk-averse environment. Entering our markets typically requires expertise in complex procurement processes, operation of multi-faceted government programs and an ability to serve and engage with diverse populations.

•
We have a portfolio target operating profit margin that ranges between 10% and 15% with high cash conversion, a healthy balance sheet and access to a $400 million credit facility. Our financial flexibility allows us to fund investments in the business, complete strategic mergers and acquisitions to further supplement our core capabilities and seek new adjacent platforms.

•
We have an active program to identify potential strategic acquisitions. Our past acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. Over the past five years, these include:

▪	In 2017, we acquired Revitalised Limited (Revitalised), a U.K. provider of digital solutions for engaging people in the areas of health, fitness and well-being.

▪	In 2016, we acquired Ascend Management Innovations, LLC (Ascend), a provider of independent, specialized health assessments and data management tools to government agencies in the U.S.

▪	In 2016, we acquired Assessments Australia, a provider of assessments that identify the support services required to help individuals succeed in a community environment.

▪	In 2015, we acquired Acentia, LLC (Acentia), a provider of system modernization, software development, program management and other information technology services to the U.S. Federal Government.

▪	In 2015, we acquired Remploy, a leading provider of disability employment services in the U.K.

▪	In 2013, we acquired Health Management Limited (Health Management), a leading provider of occupational health services and independent medical assessments in the U.K.
Our business segments
The Company is organized and managed based on the services we provide: Health Services, U.S. Federal Services and Human Services.
We operate in the United States, Australia, United Kingdom, Canada, Saudi Arabia, and Singapore.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets and related financial information for the 2017, 2016 and 2015 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K, which we incorporate by reference herein.
Health Services Segment
Our Health Services Segment generated 56% of our total revenue in fiscal year 2017.
The Health Services Segment provides a variety of business process services (program administration), assessments and appeals, and related consulting services, primarily for state, provincial and national government programs.
Approximately 78% of our revenue for this segment comes from our comprehensive program administration services for government health benefit programs. These services help people access, navigate and use health benefits and other government programs. They include:

•	Support for Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada

•	Program eligibility and enrollment services to help beneficiaries make the best choice for their health insurance coverage and improve their access to health care

•	Application assistance and independent health plan enrollment counseling to beneficiaries

•	Beneficiary outreach, education, eligibility, enrollment and renewal services

•	Centralized multilingual customer contact centers and multichannel self-service options for easy enrollment

•	Document and record management

•	Premium payment processing and administration, such as invoicing and reconciliation

•	Digital eHealth and well-being solutions
We are a leading player in many of the health program administration markets that we serve. For example, we are:

•	The largest provider of Medicaid enrollment and CHIP services in the U.S.

•	A leading operator of customer contact centers for state-based health insurance exchanges in the U.S.
Approximately 21% of the Segment’s revenue is from our independent appeals and assessments services. These services help governments engage with program recipients, while at the same time helping them improve the efficiency, cost effectiveness, quality and accountability of their health and disability benefits programs. They include:

•	Support for the Health Assessment Advisory Service (HAAS) in the U.K.

•	Independent disability, long-term sick and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews (PASRR)

•	Occupational health clinical assessments
We are a leading player in many of the health appeals and assessments markets that we serve. For example, we are:

•	A leading provider of government-sponsored health benefit assessments and appeals in the U.S. and the U.K.

•	One of the largest providers of disability and long-term sick support services and occupational health services in the U.K.
The rest of the Segment’s revenue is from specialized consulting services.
Our contracts may be reimbursed on a performance-based, cost-plus, fixed rate fee or a combination of all the above. The Segment may experience seasonality due to transaction-based work, such as program open enrollment periods and activity related to contract life cycles.
Health Services Market Environment
According to the Organization for Economic Cooperation and Development, health care spending in the U.S. still far exceeds that of other high-income countries. The Kaiser Family Foundation noted an acceleration of U.S. health care spending in 2014 due, in part, to increased coverage under the ACA and predicts that spending growth will continue at a higher rate than in recent years, but not to the double-digit growth seen in previous decades. We believe that effectively managing these costs, as well as improving quality and access to health care, is a major policy priority for governments. Governments seek efficient and cost-effective solutions to manage their public health benefit programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
In the U.S., as a result of Medicaid expansion and the ACA, many states have made program changes. These changes have occurred most notably through benefit changes or individuals who are now eligible for coverage through the ACA health insurance exchanges or via Medicaid expansion. In recent years, many state Medicaid programs have further expanded managed care to new populations and new geographies that have historically been served through fee-for-service Medicaid. More recently, some states are seeking increased flexibility in the operations of their Medicaid programs via waivers requested through the Centers for Medicare & Medicaid Services. Some of these waivers include individual responsibility components such as beneficiary work requirements and co-pays for benefits. We believe that these waivers may create a more palatable path for additional states to contemplate new ways to operate their health benefit programs over the coming years. The issuance of waivers is contingent upon federal approval.
Many governments are also looking for innovative solutions to support disabled and elderly populations who require long-term services and supports (LTSS). A general trend in the LTSS market has been to ensure that individuals are in the right setting and receiving the right level of support and care. In many cases, this means allowing individuals to receive care at home or in a community-based setting, rather than institutional facilities. With no financial ties to health insurance plans or providers, our conflict-free assessment services assist governments in determining the most appropriate placement and health care services for program beneficiaries.
Outside of the U.S., many governments are seeking partners to help them manage, administer or operate their social benefit programs. Countries like the U.K. are examining how public health relates to productivity, cost reduction and economic growth. The U.K. Government provides a range of social welfare benefits for people who are unable to work as a result of a disability, long-term illness or other health condition. For individuals with long-term sickness or disabilities who are claiming the Employment Support Allowance benefit (a government-provided disability or long term sick benefit), the government requires an independent health assessment provided by a vendor through the Health Assessment Advisory Service (HAAS). The assessment report is then used by the government to determine an individual's level of benefits. We believe there is continued market demand to conduct independent assessments for participants in public benefit programs and to support employers and their employees through our commercial occupational health services.
We believe the current health market environment positions us to benefit from continued demand across all of our geographies from service areas such as operations program management and independent health and benefit assessments. Overall, we expect the underlying demand for our services to increase over the next several years.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 22% of our total revenue in fiscal year 2017.
The U.S. Federal Services Segment provides business process services (program administration) for federal government programs, assessment and appeals services for both federal and similar state-based programs, and technology solutions for federal civilian programs. The acquisition of Acentia in 2015 transformed us to a full-service provider of business process services and technology solutions to federal agencies and provided us with access to twelve new contract vehicles with the U.S. Federal Government. We currently serve 22 federal agencies.
Approximately 27% of the Segment’s revenue is from our comprehensive program administration services for federal government benefit programs. These include:

•	Centralized customer contact centers and support services

•	Document and record management

•	Case management, citizen engagement and consumer education
Approximately 34% of the Segment’s revenue is from our independent assessments and appeals services. These include:

•	Independent medical reviews and worker's compensation benefit appeals

•	Health benefit appeals

•	Program eligibility appeals
Approximately 39% of the Segment’s revenue is from our technology solutions. These include:

•	Modernization of systems and information technology (IT) infrastructure

•	Infrastructure operations and support

•	Software development, operations and management

•	Data analytics
We are typically reimbursed for our services on a cost-plus or a time-and-materials basis, although revenue may also be based upon participant numbers or other transaction-based measures. Our assessments and appeals business is typically based upon the number and type of cases processed. The Segment is not expected to experience seasonality related to its programs. However, it may experience fluctuations as a result of volume variations or program maturity including lower revenue and profitability related to transaction or performance based-contracts during program startup. Some of the contracts may also be structured as cost-reimbursable, which typically carry the lowest level of risk but also carry lower levels of operating margin.
U.S. Federal Services Market Environment
The U.S. federal services market has been impacted by what we believe is a temporary industry pause tied to the transition to the new U.S. administration. Political struggles around agency budgets, as well as agency staffing shortfalls, have hindered the federal procurement and decision-making process.
While federal agency budgets still face fiscal pressures and the new administration is looking for improved efficiencies, we continue to see opportunities to apply our cost-effective and efficient solutions in the federal market. Federal agencies are tasked with cost-effectively managing programs at a time when changing demographics are leading to rising caseloads in many federal programs.

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
Other key factors that will likely impact the U.S. federal market include a variety of political, economic, social and technological issues:

•	A focus on the citizen experience and citizen services, as well as digital services

•	Agencies moving from transformation initiatives to operations and maintenance

•	Agencies seeking consolidation and shared services to achieve cost efficiencies

•	Changes in the acquisition and contracting environment, including consolidation of General Services Administration schedules
Human Services Segment
Our Human Services Segment generated 22% of our total revenue in fiscal year 2017.
The Human Services Segment provides national, state and local human services agencies with a variety of business process services and related consulting services for government programs.
Approximately 75% of the Segment’s revenue is from comprehensive workforce services that help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence. These services:

•
Support a variety of programs including the Work Programme and Work Choice in the U.K.; jobactive, Disability Employment Services and Work for the Dole in Australia; Temporary Assistance to Needy Families (TANF) in the U.S.; the Employment Program of British Columbia, Canada; the Taqat and Taqat Plus programs in Saudi Arabia; and Workforce Singapore as a Career Matching Provider

•	Include eligibility determination, case management, job‑readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services
A further 16% of the Segment’s revenue is generated from children's services, which includes full and specialized child support case management services, customer contact center operations, and program and systems consulting services. Revenue is typically based upon fixed fees or performance-based measures.
The balance of the Segment’s revenue comes from other specialized services. These include program consulting services, including independent verification and validation, cost allocation plans and other specialized consulting offerings; management tools and professional consulting services for higher education institutions; and tax credit and employer services.
We are typically reimbursed based on the number of activities or through fees for case management with incentives; with an emphasis in recent years to move towards the incentive fees. The Segment is not expected to experience seasonality related to its programs.
Human Services Market Environment
We believe our established presence, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes makes us well-positioned to compete for human services opportunities.
We offer clients demonstrated results and decades of proven experience in administering welfare-to-work programs in the U.S., the U.K., Australia, Canada, Saudi Arabia and Singapore. In Australia, we are one of the largest welfare-to-work providers. We also have an established presence in the U.K.'s welfare-to-work market and presently provide employment and job training services under the Work Programme, which was a key component of the government's austerity plan to rein in costly benefits programs and reduce mounting debt.
Given lower unemployment rates in several of our markets, we have seen a shift from mainstream welfare-to-work programs to those that serve individuals with disabilities. Through our acquisition of Remploy, we have increased our presence in the U.K. disability employment services market where we help people with disabilities and health conditions obtain mainstream employment. We believe these services are transferrable to our other geographies and position us well for emerging trends in the disability services market.
In addition, governments seek assistance from private firms for children's services, such as family maintenance and child support. We currently provide services across North America.
We believe ongoing initiatives and measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core human services across multiple geographies. Our ability to provide value-for-money is important in a market which is very price competitive.
Our clients
Our primary clients are government agencies, with the majority at the national, provincial and state level and, to a lesser extent, some at the county and municipal level. In the year ended September 30, 2017, approximately 49% of our total revenue was derived from U.S. state government agencies, 26% from foreign government agencies, 19% from agencies of the U.S. Federal Government and 6% from other sources including local municipalities and commercial customers.
In the U.S., even when our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. Federal Government in the form of cost-sharing arrangements with the states, such as is the case with Medicaid.
In the event of a shutdown of the U.S. Federal Government, a portion of our U.S. Federal Services Segment may be impacted. Many of our federally funded health and human services programs are typically deemed essential, which means that a short-term shutdown would not be expected to cause significant disruption to these operations. Our contract portfolio also contains some services that may be considered discretionary. As a result, we could incur costs in providing the portion of work that is considered discretionary with no certainty of recovery. In all cases, an extended delay may affect certain government programs that rely upon federal funding and may also have an effect on our cash flows if payments are delayed.
For the year ended September 30, 2017, our most significant clients were the U.S. Federal Government, which provided 19% of our consolidated revenue, the State of New York, which provided 15%, and the U.K. Government, which provided 12%. Within these governments, we may be serving several distinct agencies.
We typically contract with government clients under four primary pricing arrangements: performance-based, cost-plus, fixed-price and time-and-materials. For the year ended September 30, 2017, 42% of our contracts were performance-based, 35% were cost-plus, 18% were fixed-price and 5% were time-and-materials.
Generally, the relationships with our clients are longer-term and typical contracts, including option periods, tend to be several years long before they are subject to competitive rebid. See the "Backlog" section below for more details.
Backlog
At September 30, 2017, we estimate that we had approximately $5.7 billion in backlog. Backlog represents an estimate of the remaining future revenue from existing signed base contracts and revenue from contracts that have been formally awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts). Our backlog estimate does not assume any contract renewals or option period exercises.
Increases in backlog result from the award of new contracts, the extension or renewal of existing contracts and the exercise of option periods. Reductions in backlog come from fulfilling contracts or the early termination of contracts. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume from which actual results may vary. We may modify our estimates related to performance-based contracts and as a result backlog from these contracts may increase or decrease based upon the information that management has at that time. Additionally, backlog estimates may be affected by foreign currency fluctuations.
Government contracts typically contain provisions permitting government clients to terminate contracts on short notice, with or without cause.

We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2017 and 2016 was as follows:

	Backlog as of September 30,
	2017	2016
	(In millions)
Health Services	$4,246	$2,429
U.S. Federal Services	324	408
Human Services	1,130	1,163
Total	$5,700	$4,000
Our businesses typically involve contracts covering a number of years, including option periods. Contracts may include a period between contract signature and operations beginning for startup and transition activities where we are precluded from recognizing revenue. At September 30, 2017, the average weighted life of these contracts was approximately six years, including option periods. Although the exercise of options is uncertain, in our experience if the incumbent contractor is performing as expected these options are exercised nearly 100% of the time. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 44% of the backlog balance to be realized as revenue in fiscal year 2018 and, with the inclusion of anticipated option period renewals, to represent approximately 94% of current estimated 2018 revenue. We adjust backlog annually for currency fluctuations and for estimated amounts associated with our performance-based contracts based upon the latest information that management has at that time.
Our growth strategy
Our goal is to enable future growth by remaining a leading provider of business process services (BPS), technology solutions and consulting services to government agencies. We will continue to deliver quality BPS to government clients to improve the cost effectiveness, efficiency and scalability of their programs as they deal with rising demand and increasing caseloads. We also continue to seek efficiencies and optimize operations in order to achieve sustainable, profitable growth.
Our three-pronged approach to long-term growth include the following:
Grow in our existing markets. With more than 40 years of business expertise in the government market, we continue to be a leader in developing innovative solutions to meet the evolving needs of government agencies in our existing markets. For example, innovations such as digital engagement and analytics provide opportunities for us to serve our clients with greater efficiency and to create a more seamless customer journey for participants in government programs. We continue to seek to enter into long-term relationships with clients to meet their ongoing objectives. As a result, long-term contracts (three to five years with additional option years) are often the preferred contracting method and provide us with predictable, recurring revenue streams. We believe an incumbent has a considerable advantage when contracts are rebid and that client relationships can last for decades.
Move into adjacent markets. As we gain expertise in particular services or geographies, we can use our knowledge and experience in other similar areas. We seek to grow our businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients in adjacent markets. For example, we continue to expand our offerings in long-term services and supports and in fiscal year 2017 commenced a pilot welfare-to-work program in Singapore, based upon our experiences elsewhere.
Incorporate new growth platforms. New growth platforms can be developed organically or through acquisition. We will selectively identify and pursue strategic acquisitions that provide us with a rapid and cost-effective method to enhance our services. This includes obtaining additional skill sets, increasing our access to contract vehicles, expanding our client base, cross-selling additional services, enhancing our technical capabilities, and establishing or expanding our geographic presence. Many of our acquisitions allow us to gain new capabilities to use elsewhere within our business. For example, our acquisition of Health Management has given us significant occupational health capability and our acquisition of Revitalised improved our digital well-being capabilities.

 We have centered our core business offerings on delivering BPS to government health and human services agencies in our primary geographies as well as to other civilian agencies within the U.S. Federal Government. Our market focus and established presence positions us to benefit from health care and welfare reform initiatives both in the U.S. and internationally. As such, we continually strive to recruit motivated individuals, including top managers from larger organizations, former government officials, consultants experienced in our service areas and recent college graduates with degrees aligned with our mission, such as degrees in government policy and administration. We believe we can continue to attract and retain experienced and educated personnel by capitalizing on our focused market approach and our reputation as a premier government services provider.
See Exhibit 99.1 of this Annual Report on Form 10-K under the caption "Special Considerations and Risk Factors" for information on risks and uncertainties that could affect our business growth strategy.
Competitive advantages
We offer a private sector alternative for the operation and management of critical government-funded health and human services programs. We believe our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring to our clients. The following are the competitive advantages that allow us to capitalize on various market opportunities:
Proven track record, ability to deliver outcomes and exceptional brand recognition.    We assist governments in delivering cost-effective services to beneficiaries of government programs. We run large-scale program management operations on behalf of government agencies, improving the quality of services provided to their beneficiaries and achieving the necessary outcomes to help the government agencies cost-effectively meet their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.
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
Intellectual property that supports the administration of government programs.    We have proprietary solutions to address client requirements in our markets that are configurable or provide a platform that can be utilized with other clients. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable proven solutions. We also leverage software development methodology to shorten software development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. We believe our extensive industry focus and expertise embedded in our systems and processes provide us with a competitive advantage.
Digital engagement, analytics and automation solutions to enhance government programs. Participants in government programs expect the same types of digital engagement they rely upon when interacting with consumer-oriented businesses. We believe our clients value our ability to infuse digital, such as mobile applications and social media, into our BPS solutions to make it easier for beneficiaries to engage with government programs. Analytics enable us to optimize our operations and provide our clients with improved outcomes through greater insight into the populations we serve. Process automation incorporated into our BPS solutions increases the efficiency and quality of the programs we operate.
Flexibility and scalability.    We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in the most efficient and cost-effective manner.
Financial strength.    Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables.  In the event that we have significant cash outlays at the commencement of projects, to fund acquisitions, or where delays in payments have resulted in short-term cash flow declines, we may borrow up to $400 million through our credit facility.  We have the ability to borrow in all of the principal currencies in which we operate.  We believe we have strong, constructive relationships with the lenders on our credit facility. We had $399.3 million available to borrow as of September 30, 2017. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services.
Focused portfolio of services.    We are one of the largest publicly traded companies that provides a portfolio of BPS almost exclusively to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and non-profit organizations, including large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government agencies efficiently.
Established presence outside the United States.    Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads, and contain costs. We have an established presence in the U.K., Australia, Canada, Saudi Arabia and Singapore. Our international efforts are focused on delivering cost-effective welfare-to-work and health benefits services to program participants on behalf of governments.
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
In the U.S., our primary competitors in the Health Services Segment are government in-sourced operations, Conduent, HP, Automated Health Systems, Faneuil and KePro. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider. In the U.S. Federal Services Segment, our primary competitors in the BPS market are Serco, General Dynamics Information Technology, PAE and Conduent. In the U.S. Federal Services Segment, our primary competitors in the technology sector tend to be IBM, Oracle, CSRA, Leidos, Accenture and other federal contractors. Our primary competitors in the Human Services Segment vary according to specific business line, but are primarily specialized consulting service providers and local nonprofit organizations.
Outside of the U.S., our primary competitors in the Health Services Segment include Atos, Capita, Interserve, Virgin Care and Optum. Our primary competitors in the Human Services Segment include Serco, Ingeus, a Providence Service Company, Staffline, Shaw Trust, Sarina Russo, Advanced Personnel Management and other specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.
Legislative initiatives
We actively monitor legislative initiatives and respond to opportunities as they develop. Much of our work depends upon us reacting quickly to dynamic changes in the legislative landscape to assist with implementation of new legislation. Over the past several years, legislative initiatives created new growth opportunities and potential markets for us. Legislation passed in all the geographies in which we operate has significant public policy implications for all levels of government and presents viable business opportunities in the health and human services arena.
Some legislative initiatives that have created new growth opportunities for MAXIMUS include:
The Affordable Care Act (ACA).    Enacted in 2010 and upheld through a Supreme Court decision in 2012, the ACA introduced comprehensive health care reform in the United States. In our Health Services Segment, we have helped states with the operation of their health insurance exchanges and the expansion of their Medicaid programs to include new populations, the integration of state eligibility processing for entitlement programs and new long-term services and supports initiatives that have introduced more flexibility for home- and community-based services. In our U.S. Federal Services Segment, we have also assisted the federal government with the operations of a customer contact center for the Federal Marketplace and independent eligibility appeals services.

Although the future of the ACA is uncertain, the factors that drove the passage of the ACA, including the large number of Americans without health insurance, remain. We believe we remain well-positioned to assist the federal government and individual states with future modifications to the ACA, including those made through waivers.
Children's Health Insurance Program Reauthorization Act (CHIPRA).    CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the ACA, CHIP has been extended through 2019. While the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) provides new federal funding for CHIP through 2017, legislative initiatives are underway for the next round of funding.
Medicaid and CHIP Managed Care Regulations. In 2016, the Centers for Medicare & Medicaid Services issued managed care regulations and federal standards for the Medicaid and Children’s Health Insurance programs. These include enhancing support for consumers, improving health care delivery and quality of care, providing greater access to health care, and ensuring a modern set of rules that better align with the marketplace and Medicare Advantage plans. They also reinforce ongoing efforts to modernize and streamline the enrollment process and the continued value of independent choice counseling.
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
The Welfare Reform Act of 2007 (United Kingdom).   The Welfare Reform Act of 2007 replaced Incapacity Benefit with the Employment and Support Allowance and introduced the Work Capability Assessment (WCA). The WCA was designed to distinguish people who could not work due to health-related problems from people who were "fit for work" or, with additional support, could eventually return to work. In 2010, the U.K. Government decided to reassess the 1.5 million people who had previously been determined to be eligible to receive Incapacity Benefits. The U.K. Government also decided that an independent health assessment provided by a vendor partner is the best method for the government to determine the level of benefits for individuals with long-term sickness or disabilities. MAXIMUS has been providing assessments through the resulting Health Assessment Advisory Service (HAAS) on behalf of the Department for Work and Pensions (DWP) since March 2015.
Employees
As of September 30, 2017, we had approximately 20,400 employees, consisting of 12,600 employees in the Health Services Segment, 2,700 employees in our U.S. Federal Services Segment, 4,600 employees in the Human Services Segment and 500 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels.
As of September 30, 2017, 486 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 473 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and 13 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire in 2019 and 2020.
As of September 30, 2017, 1,789 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.
As of September 30, 2017, 543 of our employees in the U.K. were covered under a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.
None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.

Other information
MAXIMUS, Inc. is a Virginia Corporation.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties.
We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2017, we leased 111 offices in the U.S. totaling approximately 2.5 million square feet. In five countries outside the U.S., we leased 333 offices totaling approximately 1.1 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
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

Shareholder Lawsuit

In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleges the defendants made materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016. The defendants deny the allegations and intend to defend the matter vigorously.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "MMS." The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices for our common stock and the quarterly cash dividends per share declared on the common stock.

	Price Range
	High	Low	Dividends
Year Ended September 30, 2017:
First Quarter	$57.66	$43.69	$0.045
Second Quarter	62.78	51.74	0.045
Third Quarter	64.97	57.12	0.045
Fourth Quarter	65.37	58.58	0.045
Year Ended September 30, 2016:
First Quarter	$69.85	$47.95	$0.045
Second Quarter	55.67	45.15	0.045
Third Quarter	58.14	46.90	0.045
Fourth Quarter	61.68	54.38	0.045
As of October 1, 2017, there were 43 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 29,500 beneficial owners of our common stock.
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
The following table sets forth information regarding repurchases of common stock that we made during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2017 - July 31, 2017	—	$—	—	$109,417
August 1, 2017 - August 31, 2017	—	—	—	109,694
September 1, 2017 - September 30, 2017 (2)	135,070	$64.50	—	109,878
Total	135,070		—
______________________________________________

(1)
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

(2)
The total number of shares purchased in September 2017 comprises restricted stock units which vested in September 2017 but which were utilized by the recipients to net-settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2012 to September 30, 2017, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of a peer group to our performance. Our peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent. Our peer group is comprised of Booz Allen Holding Corp., CACI International, DST Systems, Gartner, Harris Corp., ICF International, Leidos Holdings, ManTech International, Science International Applications Corp (SAIC) and Unisys Corp.
This graph assumes the investment of $100 on September 30, 2012 in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer group, weighted by market capitalization and assumes dividends are reinvested.
________________________________________________
Notes:

A.	The lines represent index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on September 30, 2012.

ITEM 6.    Selected Financial Data.
We have derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies are included from the respective acquisition dates. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated statement of operations data:
Revenue	$2,450,961	$2,403,360	$2,099,821	$1,700,912	$1,331,279
Operating income	313,512	286,603	259,832	225,308	185,155
Net income attributable to MAXIMUS	209,426	178,362	157,772	145,440	116,731
Basic earnings per share attributable to MAXIMUS	$3.19	$2.71	$2.37	$2.15	$1.71
Diluted earnings per share attributable to MAXIMUS	$3.17	$2.69	$2.35	$2.11	$1.67
Weighted average shares outstanding:
Basic	65,632	65,822	66,682	67,680	68,165
Diluted	66,065	66,229	67,275	69,087	69,893
Cash dividends per share of common stock	$0.18	$0.18	$0.18	$0.18	$0.18

	At September 30,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$166,252	$66,199	$74,672	$158,112	$125,617
Total assets	1,350,662	1,348,819	1,271,558	900,996	857,978
Debt	668	165,615	210,974	1,217	1,489
Total MAXIMUS shareholders' equity	940,085	749,081	612,378	555,962	529,508

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.
For an overview of our business, including our business segments and a discussion of the services we provide, see the Business discussion in Item 1.
Recent acquisitions
We completed five acquisitions during the three years ended September 30, 2017:

•	In April 2015, we acquired Acentia, LLC (Acentia), a provider of services to the U.S. Federal Government. This business was integrated into our U.S. Federal Services Segment.

•
In April 2015, we acquired a majority ownership of Remploy, a business providing specialized disability employment services for the U.K. government. This business was integrated into our Human Services Segment.

•	In December 2015, we acquired Assessments Australia. This business was integrated into our Human Services Segment.

•	In February 2016, we acquired Ascend Management Innovations, LLC (Ascend). This business was integrated into our Health Services Segment.

•
In July 2017, we acquired Revitalised Limited (Revitalised), a provider of digital solutions for engaging communities in the United Kingdom in the areas of health, fitness and well-being. This business was integrated into our Health Services Segment.

We believe that all five acquisitions will provide us with the ability to complement and expand our existing services in their respective markets.
Financial overview
Our results for the three years ended September 30, 2017 have been significantly influenced by the following:

•
Organic growth within our Health Services Segment, primarily through contract expansion in the United States and performance improvement in the Health Advisory and Assessment (HAAS) contract in the U.K.;

•
Declines in our U.S. Federal Services Segment due to the wind-down in 2017 of a large subcontract for work performed for the U.S. Department of Veterans Affairs where revenue declined by approximately $63 million compared to 2016; and in 2016 the expected closure of one customer contact center tied to the Federal Marketplace under the Affordable Care Act where revenue declined by approximately $49 million compared to 2015;

•
Organic growth in our Human Services Segment from expansion of our international welfare-to-work businesses due mostly to the ramp up of jobactive in Australia which offset expected declines in the U.K. due to the wind-down of the Work Programme;

•	The fluctuation in the value of international currencies, principally the British Pound which fell sharply on June 24, 2016 following the European Union referendum;

•
The effect of our acquisitions, especially that of Acentia and Remploy in 2015 and Ascend in 2016, which resulted in increases in revenue and operating income, but also cash borrowings, interest expense, amortization of intangible assets and acquisition-related expenses;

•	The repayment in full of our U.S. cash borrowings through 2016 and 2017, utilizing our operating cash flows, which reduced interest expense;

•
The sale of our K-12 Education business in May 2016, which resulted in a gain of $6.9 million on the date of sale and an additional $0.7 million in May 2017 following the resolution of outstanding contingencies;

•	Interest income and tax benefits from research and development credits in the United States and in foreign jurisdictions;

•
Tax benefits from the vesting of restricted stock units (RSUs) and the exercise of stock options in fiscal year 2017 which, under new accounting standards, are recorded as a component of tax expense. In prior years, the benefits from the vesting of RSUs were recorded through our Consolidated Statements of Changes in Shareholders' Equity;

•	Improved cash flows from operations due to improvements in customer cash collections in fiscal year 2017;

•	Increased investment in our capital infrastructure in fiscal year 2014 and 2015 which, along with acquisitions, utilized significant amounts of cash and increased our depreciation expense;

•	Approximately $143.0 million of repurchases of our own shares as part of our share repurchase program; and

•	Our quarterly cash dividends.
International businesses
We operate in international locations and, accordingly, we also transact business in currencies other than the U.S. Dollar, principally the Australian Dollar, the Canadian Dollar, the Saudi Arabian Riyal, the Singapore Dollar and the British Pound. During the year ended September 30, 2017, we earned approximately 28% and 17% of revenue and operating income, respectively, from our foreign subsidiaries. At September 30, 2017, approximately 25% of our assets are held by foreign subsidiaries. International business exposes us to certain risks, including:

•
Tax regulations may penalize us if we transfer funds or debt across international borders. Accordingly, we may not be able to use our cash in the locations where it is needed. We mitigate this risk by maintaining sufficient capital, or having sufficient capital available to us under our credit facility, both within and outside the U.S., to support the short-term and long-term capital requirements of the businesses in each region. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure.

•
We are subject to exposure from foreign currency fluctuations. Our foreign subsidiaries typically incur costs in the same currency as they earn revenue, thus limiting our exposure to unexpected currency fluctuations. Further, the operations of the U.S. business do not depend upon cash flows from foreign subsidiaries. However, declines in the relevant strength of foreign currencies against the U.S. Dollar will affect our revenue mix, profit margin and tax rate.

Summary of consolidated results
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations.

	Year ended September 30,
(dollars in thousands, except per share data)	2017	2016	2015
Revenue	$2,450,961	$2,403,360	$2,099,821
Cost of revenue	1,839,056	1,841,169	1,587,104
Gross profit	611,905	562,191	512,717
Gross profit margin	25.0%	23.4%	24.4%
Selling, general and administrative expense	284,510	268,259	238,792
Selling, general and administrative expense as a percentage of revenue	11.6%	11.2%	11.4%
Amortization of intangible assets	12,208	13,377	9,348
Restructuring costs	2,242	—	—
Acquisition-related expenses	83	832	4,745
Gain on sale of a business	650	6,880	—
Operating income	313,512	286,603	259,832
Operating income margin	12.8%	11.9%	12.4%
Interest expense	2,162	4,134	1,398
Other income, net	2,885	3,499	1,385
Income before income taxes	314,235	285,968	259,819
Provision for income taxes	102,053	105,808	99,770
Effective tax rate	32.5%	37.0%	38.4%
Net income	212,182	180,160	160,049
Income attributable to noncontrolling interests	2,756	1,798	2,277
Net income attributable to MAXIMUS	$209,426	$178,362	$157,772
Basic earnings per share attributable to MAXIMUS	$3.19	$2.71	$2.37
Diluted earnings per share attributable to MAXIMUS	$3.17	$2.69	$2.35
The following tables provide an overview of the significant elements of our consolidated statements of operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Revenue, cost of revenue and gross profit

Changes in revenue, cost of revenue and gross profit for between fiscal years 2016 and 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2016	$2,403,360		$1,841,169		$562,191
Organic growth	72,820	3.0%	19,190	1.0%	53,630	9.5%
Net acquired growth	8,928	0.4%	7,500	0.4%	1,428	0.3%
Currency effect compared to the prior period	(34,147)	(1.4)%	(28,803)	(1.5)%	(5,344)	(1.0)%
Balance for fiscal year 2017	$2,450,961	2.0%	$1,839,056	(0.1)%	$611,905	8.8%

Revenue increased by approximately 2.0% to $2,451.0 million, with our cost of revenue broadly consistent with the prior year. Our gross profit margin increased from 23.4% to 25.0%. We have identified the significant organic, acquisition-related and currency-related effects below.
Organic revenue growth in our Health and Human Services Segments was partially offset by an anticipated decline in our U.S. Federal Services Segment following the wind-down of a significant subcontract.
Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor (both our labor and subcontracted labor) for our services contracts. Although our increase in cost of revenue was driven by similar factors as our revenue movements, our costs have also seen the benefits of increased operational efficiencies in certain projects, which should result in higher gross profit margins prospectively.
Our organic growth in revenue, and related cost of revenue, is driven by a number of factors, many of which are addressed in our segment-specific discussions below. As a rule, the longevity of our contracts and business relationships allow us to maintain a strong backlog of work which will sustain our revenues over several years. However, each year we will experience attrition due to: contracts that are lost or end, contracts that are rebid at lower rates or volume reductions or reduced scope, work that is brought in-house, contracts we opt not to rebid, temporary or short term work that is ending such as contract amendments, and innovation. This attrition is anticipated and is typically offset by growth. Based on our internal analysis, we estimate that we have experienced revenue attrition between 5% and 10% over the last five years. We believe that our attrition rate for 2018 will be approximately 9%. We anticipate that we will offset this attrition with new work, particularly within our Health Services Segment.
Acquired growth stems from the acquisition of Revitalised and the full year benefit of Ascend and Assessments Australia, partially offset by the sale, in May 2016, of our K-12 Education business.
During fiscal year 2017, our foreign currency revenues and costs were affected by fluctuations in their value against the U.S. Dollar. The most notable change was the decline in the value of the British Pound which suffered a significant decline in June 2016. On a constant currency basis, our revenue increased 3.4% and our cost of revenue increased 1.4%.
Changes in revenue, cost of revenue and gross profit from fiscal year 2015 to 2016 are summarized below.

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
Our organic cost of revenue increased at a greater rate than our revenue, driven by a full year of the HAAS contract and the jobactive contract in Australia. As expected, both of these contracts operated at lower margins during fiscal 2016 compared to the rest of our business. It is typical with contracts in the startup phase for revenue to lag behind costs. Many performance-based contracts, including jobactive, have outcome-based payments which take time to achieve. In the early months of the contract, no outcome-based payments were realized.

Acquired growth was from our 2016 acquisitions, Ascend and Assessments Australia, as well as the benefits of a full year of results from Acentia and Remploy.
During fiscal year 2016, the U.S. Dollar gained in strength against all international currencies in which we did business. Accordingly, we received lower revenue and incurred lower costs than would have been the case if currency rates had remained stable.
Other operating expenses and benefits
Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, bad debt expense, legal expenses and the costs of business combinations. Our SG&A is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources which are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Unlike cost of revenue, SG&A is not directly driven by fluctuations in our revenue and, as our business expands, we would expect to see SG&A decline as a percentage of revenue as we attain economies of scale.
Our SG&A has grown over the past two years for the following reasons:

•	Our acquisitions, notably Acentia and Remploy, have contributed an additional cost base;

•	Additions to infrastructure have increased depreciation and maintenance charges by approximately $10 million;

•	Additional bonus costs for employees to reflect improved performance in fiscal year 2017;

•	Bad debt expense, approximately $2.5 million, related to a single customer; and

•	We incurred costs of $2.2 million in 2016 related to a legal matter from fiscal year 2014, which was settled in fiscal year 2017.
As noted above, we made five acquisitions during fiscal years 2015, 2016 and 2017. These acquisitions have affected our statements of operations beyond the addition of operating revenues and costs.

•
We incurred costs related to the acquisition of these entities; typically legal fees, third-party due diligence and costs related to the valuation of intangible assets. Expenses of $0.1 million in 2017 relate to Revitalised, $0.8 million in 2016 to Ascend and Assessments Australia and $4.7 million to Acentia and Remploy.

•
We utilized our credit facility to fund our acquisitions. We borrowed funds in April 2015 to acquire Acentia, along with a further balance in February 2016 to acquire Ascend. These borrowings resulted in an increase in our interest expense. Since the fourth quarter of 2016, we have steadily paid off our credit facility and, accordingly, interest expense has steadily declined. As of September 30, 2017, we had no borrowings under the credit facility. We would not anticipate any significant interest expense beyond the cost of maintaining the credit facility unless we have an acquisition that requires utilization of the credit facility.

•
Our intangible asset amortization increased in fiscal year 2016 due to the full year charges from the acquisitions of Acentia and Remploy, which were both acquired in April 2015, as well as charges from the 2016 acquisitions of Ascend and Assessments Australia. Notwithstanding the full year charges from the 2016 acquisitions, intangible amortization expense has declined in fiscal year 2017 as all assets acquired with Remploy as well as all technology and trademarks acquired with Policy Studies, Inc.(PSI), which was acquired in 2012, were fully amortized at the end of March 2017. Based upon our current portfolio, we anticipate amortization expense in fiscal year 2018 of $10.3 million, the further decline reflecting a full year without Remploy and PSI charges.

During fiscal year 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the integration of Remploy. We recorded restructuring costs of $2.2 million, principally severance expenses. This restructuring is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through a reduction in income attributable to noncontrolling interests. We do not anticipate additional material restructuring costs at this time.

On May 9, 2016, we sold our K-12 Education business, which was previously part of the Company’s Human Services Segment. At that time, we recorded a gain of $6.9 million, net of reserves of $0.7 million. These reserves were established to cover potential contingencies related to the sale which were resolved in May 2017 with recognition of the reserved balance in full. No additional gains or losses are anticipated from this sale. The K-12 Education business contributed revenue of $2.2 million and $4.7 million for the years ended September 30, 2016 and 2015, respectively.
Income taxes and non-operating expenses
Our effective tax rate for fiscal years 2017, 2016 and 2015 was 32.5%, 37.0% and 38.4%, respectively. Our tax rate in fiscal year 2017 has been affected by two material events.

•
We received a benefit in fiscal year 2017 of $6.6 million related to the vesting of restricted stock units (RSUs) and the exercise of stock options. These tax benefits had previously been recorded through our Consolidated Statements of Changes in Shareholders' Equity but are now required to be recorded as a benefit to earnings. We will continue to receive benefits or charges related to RSU vesting in future years with the effect being dependent upon the number of awards vesting and the share price on that date. Although this is typically during the fourth quarter of our fiscal year, we have a significant population of RSUs whose issuance has been deferred. This may result in unpredictable movements within our tax provision. As of September 30, 2017, we no longer have any outstanding stock options.

•
We received a one-time benefit of $3.4 million related to research and development tax credits in the United States, Australia and Canada. These credits relate to past years and, accordingly, are not anticipated to recur in future quarters.

Excluding these two events, our effective tax rate for fiscal year 2017 was 35.6%. Our effective tax rate declined from fiscal year 2015 to 2016 due to increased profits in jurisdictions that have a lower tax rate than the United States. Based upon our current projections, we anticipate that our fiscal year 2018 effective tax rate will be in the range of 35% to 36%. This estimate is based upon our current forecast and is dependent upon numerous factors which may change including the share of profits within foreign jurisdictions and the share price and number of stock awards distributed in the fiscal year. Our restricted stock units vest on the last day of the fourth quarter of our fiscal year and, accordingly, our tax rate will be affected by the share price on that date. During fiscal year 2017, we also received a benefit from restricted share awards to board members which had vested in earlier periods but whose distribution had been deferred until their retirement. A similar event in fiscal year 2018 may cause an unusual fluctuation in our tax rate.
Other income includes interest income on cash balances, foreign exchange fluctuations and other miscellaneous credits and expenses which do not form part of our business operations. Most interest income has been derived from our cash balances in foreign jurisdictions and interest income related to the research and development tax credits noted above. In fiscal year 2016, we received a large benefit from a foreign exchange fluctuation which is not expected to recur. We expect to earn an increased amount of interest income in fiscal year 2018 from the increase in our cash balances.
Health Services Segment
The Health Services Segment provides a variety of business process services, appeals and assessments (including commercial occupational health services) as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program (CHIP) and ACA in the U.S., Health Insurance BC (British Columbia) in Canada and HAAS in the U.K.

	Year ended September 30,
(dollars in thousands)	2017	2016	2015
Revenue	$1,380,151	$1,298,304	$1,109,238
Cost of revenue	1,032,826	1,006,123	855,130
Gross profit	347,325	292,181	254,108
Selling, general and administrative expense	132,081	107,155	99,815
Operating income	215,244	185,026	154,293
Gross profit percentage	25.2%	22.5%	22.9%
Operating margin percentage	15.6%	14.3%	13.9%
Fiscal year 2017 compared to fiscal year 2016
Changes in revenue, cost of revenue and gross profit for fiscal year 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2016	$1,298,304		$1,006,123		$292,181
Organic growth	104,224	8.0%	47,033	4.7%	57,191	19.6%
Acquired growth	9,790	0.8%	7,626	0.8%	2,164	0.7%
Currency effect compared to the prior period	(32,167)	(2.5)%	(27,956)	(2.8)%	(4,211)	(1.4)%
Balance for fiscal year 2017	$1,380,151	6.3%	$1,032,826	2.7%	$347,325	18.9%
Revenue increased by approximately 6.3% to $1,380.2 million. Gross profit increased by approximately 19% and operating income increased by approximately 16%.
Our revenue and cost of revenue increases were driven by a number of factors:

•	Our scope of work expanded on our existing U.S.-based contracts, notably with the expansion of an existing contract in New York State.

•	We have improved our performance on our United Kingdom-based HAAS contract and are meeting service levels, resulting in reduced penalties against our revenue.

•
As previously noted, we chose not to rebid a contract with the state of Connecticut which had previously provided approximately $23 million of annual revenue. The existing contract ended in the fourth quarter of 2016.

•	Our results include a full year for Ascend, which was acquired in February 2016, as well as two months from Revitalised.

•
The significant year-over-year decline in the value of the British Pound has reduced the benefits of the improved performance on the United Kingdom-based contracts. On a constant currency basis, revenue and cost of revenue growth would have been 8.8% and 5.5%, respectively.

Our gross profit margins benefited from the margin improvements in the United Kingdom, including continued improvements in the performance of the HAAS contract and cost reductions on the Fit for Work contract to service the reduced levels of activity. Our operating profit margins have also received the further benefit of the expansion of the business without the need for a corresponding increase in the administrative base.
The HAAS contract has been extended for a further two years. We also won a rebid of our California Medicaid enrollment broker contract and the new ten-year contract is expected to run through June 2027 and we also received a five-year extension for our enrollment broker contract in Michigan and a one-year extension for our enrollment broker contract in Texas. We anticipate that the Health Services Segment will grow in fiscal year 2018 driven by growth on existing contracts and new work.

Fiscal year 2016 versus fiscal year 2015
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
Our revenue and direct cost increases were primarily driven by three factors:

•	Our scope of work expanded on our existing U.S.-based contracts, notably with the expansion of an existing contract in New York State.

•
We received a full year benefit from our U.K.-based HAAS contract. This contract commenced March 1, 2015. The HAAS contract experienced operating losses in fiscal year 2015 due to challenges in the recruitment and retention of health care professionals. This resulted in reduced fees from performance incentives in the contract. During fiscal year 2016, our performance on the HAAS contract improved and we experienced operating margins in the high-single digits.

•	Our results include seven months of operations following our acquisition of Ascend.
These benefits were partially offset by the detrimental effect of the decline in value of the British Pound.
Our gross profit margins declined slightly year-over-year. This was due, in part, to the ramp-up on the HAAS contract which operated at lower margins than the remainder of the segment. As expected, the Fit For Work contract, which commenced in fiscal year 2015, also tempered gross profit margins.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process services (program administration) for federal government programs, assessment and appeals services for both federal and similar state-based programs, and technology solutions for federal civilian programs.

	Year ended September 30,
(dollars in thousands)	2017	2016	2015
Revenue	$545,573	$591,728	$502,484
Cost of revenue	406,252	453,560	383,838
Gross profit	139,321	138,168	118,646
Selling, general and administrative expense	74,345	74,792	59,252
Operating income	64,976	63,376	59,394
Gross profit percentage	25.5%	23.3%	23.6%
Operating margin percentage	11.9%	10.7%	11.8%

Fiscal year 2017 compared to fiscal year 2016
Revenue decreased by approximately 7.8% to $545.6 million. Gross profit increased by approximately 0.8% and operating income increased by 2.5%.
All revenue and cost of revenue movements were organic.
We had previously disclosed that this segment would be adversely affected in 2017 by the wind-down of a significant subcontract for work performed for the Department of Veterans Affairs. In fiscal 2017, revenue from this subcontract was approximately $63 million lower than in fiscal 2016. Our profit margins have received the benefit of efficiency savings, due in part to innovation and technology initiatives, which should continue in future periods.
The Company expects to benefit from a new short-term contract related to disaster relief efforts which is expected to provide a benefit in the in the first half of fiscal year 2018.
Fiscal year 2016 versus fiscal year 2015
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
Our organic business declined, caused by the anticipated closure of a customer contact center where we provided support for the Federal Marketplace under the ACA. This accounted for a $49 million reduction in revenue compared to fiscal year 2015. In addition, the majority of contracts from Acentia are cost-plus or time-and-materials which has resulted in lower profit margins in this segment. Cost-plus and time-and-materials work is designed to have lower profit rates as this is generally lower risk work. These declines in profitability were partially offset by expected benefits in the profitability of our contract with the Department of Education.
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

	Year ended September 30,
(dollars in thousands)	2017	2016	2015
Revenue	$525,237	$513,328	$488,099
Cost of revenue	399,978	381,486	348,136
Gross profit	125,259	131,842	139,963
Selling, general and administrative expense	76,675	84,157	79,719
Operating income	48,584	47,685	60,244
Gross profit percentage	23.8%	25.7%	28.7%
Operating margin percentage	9.2%	9.3%	12.3%

Fiscal year 2017 compared to fiscal year 2016
Changes in revenue, cost of revenue and gross profit for fiscal year 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for fiscal year 2016	$513,328		$381,486		$131,842
Organic growth	14,751	2.9%	19,465	5.1%	(4,714)	(3.6)%
Net acquisition and disposal	(862)	(0.2)%	(126)	—%	(736)	(0.6)%
Currency effect compared to the prior period	(1,980)	(0.4)%	(847)	(0.2)%	(1,133)	(0.9)%
Balance for fiscal year 2017	$525,237	2.3%	$399,978	4.8%	$125,259	(5.0)%
Revenue increased by 2.3% to $525.2 million. Gross profit decreased by 5.0% and operating income increased by 1.9%. These results were driven by a number of factors:

•
We continued to ramp-up the jobactive contract. A portion of the revenue growth from the jobactive contract is pass-through (where we incur the direct costs and the client reimburses us) which carries no margin. Our most accretive payments relate to outcome fees, which are received after individuals have been placed into employment for a significant period of time. Accordingly, it takes time for contracts of this type to mature.

•
As expected, the Work Programme contracts in the United Kingdom are winding down and as a result revenue has declined from this program. No additional cases are being provided but we will continue to service the existing caseload for up to two years from referral.

•	The decline in revenue and costs from the sale of the K-12 Education business has been partially offset by the benefit from a full year of Assessments Australia business.

•
The year-over-year decline in the value of the British Pound has had a significant effect on the segment. On a constant currency basis, revenue and cost of revenue would have increased 2.7% and 5.1%, respectively.

We anticipate that our results in the Human Services Segment for fiscal year 2018 will be tempered by a number of new contracts which are in their early stages. These contracts tend to have outcome-based payments which take time to achieve. Accordingly, no outcome based payments will occur in the early months of these contracts. A mature contract should have a steady flow of such outcome-based payments.
Fiscal year 2016 versus fiscal year 2015
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

Revenue increased by 5.2% to $513.3 million. Gross profit decreased by 5.8% and operating income decreased by 21%. Revenue was driven by:

•
The ramp-up of the new Australian jobactive contract, which commenced in late fiscal year 2015. This contract resulted in higher revenue and costs, but in fiscal 2016 it operated at a lower margin than its predecessor contract;

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
Liquidity and capital resources
Our principal source of liquidity remains our cash flows from operations. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure and our share repurchases. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of startup operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our operating cash flows, we maintain and utilize our credit facility. We used this facility to fund our acquisitions of Acentia and Ascend, as well as short-term borrowings to cover some immediate working capital needs. At September 30, 2017, we had no borrowings under the credit facility. In September 2017, we extended the life of our credit facility to September 2022, which allows us to borrow up to $400 million, subject to standard covenants. We believe our cash flows from operations should be sufficient to meet our day-to-day requirements.
Our cash balances are held in the following locations and denominations (in thousands of U.S. Dollars):

As of September 30, 2017
U.S. Dollar denominated funds held in the United States	$42,012
U.S. Dollar denominated funds held in foreign locations	60,572
Funds held in foreign locations in local currencies	63,668
Where possible, we hold surplus funds in foreign locations in United States Dollars. This mitigates our exposure to fluctuations between the United States Dollar and foreign currencies. We have no requirement or intent to remit cash held in foreign locations to the U.S. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should these earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. At this time, it is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the potential changes in legislation and the tax planning alternatives we could employ, should we decide to repatriate these earnings in a tax-efficient manner. Our priorities for cash utilization remain unchanged. We intend to:

•	Actively pursue new growth opportunities;

•	Maintain our quarterly dividend program; and

•	Make repurchases of our own shares where opportunities arise to do so.

The following table provides a summary of our cash flow information for the three years ended September 30, 2017.

	Year ended September 30,
(dollars in thousands)	2017	2016	2015
Net cash provided by/(used in):
Operations	$337,200	$180,026	$206,217
Investing activities	(25,221)	(87,103)	(393,872)
Financing activities	(215,429)	(96,842)	111,115
Effect of exchange rates on cash and cash equivalents	3,503	(4,554)	(6,900)
Net increase/(decrease) in cash and cash equivalents	$100,053	$(8,473)	$(83,440)
Cash provided by operations for the years ended September 30, 2017, 2016 and 2015 was $337.2 million, $180.0 million and $206.2 million, respectively. The factors influencing these cash flows are:

•	Year-over-year increases in operating profits,

•	Improvements in cash collections, most notably within the United States,

•	Advanced payments for contracts in fiscal year 2015 which did not recur to the same extent in later years, and

•	The timing of tax payments.
We measure our ability to collect receivables from customers using our Days Sales Outstanding (DSO) calculation. We have a target range for DSO of 65 to 80 days and we have typically stayed within the lower end of this range during the past three fiscal years. From September 30, 2014, our DSO increased from 64 days to 67 days at September 30, 2015 then to 70 days at September 30, 2016. As of September 30, 2017, our DSO was 63 days.
Our 2015 fiscal year had the benefit of two large contracts, the HAAS contract and jobactive, which provided up-front payments to cover startup and infrastructure costs.
Our tax payments for September 30, 2017, 2016 and 2015 were $87.8 million, $108.3 million and $81.3 million, respectively.
We anticipate that our operating cash flows in 2018 will decline from those reported in 2017. The significant improvement in cash collections, and resultant decline in DSO of seven days, is unlikely to be repeated. We note that the early or late payment of invoices from our largest customers may result in significant fluctuations in our cash flows from those anticipated.
In both fiscal years 2016 and 2015, we incurred significant cash outflows related to investing activities. These included:

•	The acquisitions of Acentia and Remploy in fiscal year 2015,

•	The acquisitions of Assessments Australia and Ascend in fiscal year 2016,

•	A significant infrastructure build-out in the United States, principally focused on the our information technology, and

•	Contract startups for HAAS and jobactive, which required initial up-front investment.
We acquired Revitalised in fiscal year 2017 with a cash payment of $2.7 million. Additional payments are anticipated in fiscal year 2018. We also reported cash inflows in fiscal years 2017 and 2016 from the sale of our K-12 Education business of $1.0 million and $5.5 million, respectively.
Our payments for infrastructure have declined following investments in prior years. We anticipate that our cash flows will return to a level consistent with our depreciation expense in fiscal year 2018 although our actions may be affected by startups requirements on any new contracts we may win.

Our cash flows from financing activities have been driven by our use of our credit facility, our repurchases of our own common stock and our quarterly dividend.
In fiscal year 2015, we utilized our credit facility to fund the acquisitions of Acentia, as well as to fund short-term working capital needs. Commencing in the fourth quarter of fiscal year 2016, we have repaid these borrowings in full, principally from our United States operating cash flows. At September 30, 2017, we had $399.3 million available to borrow, which we believe will be sufficient to cover our operating and other capital requirements.
We repurchased 0.6 million, 0.6 million and 1.6 million shares of common stock during fiscal years 2017, 2016 and 2015, respectively at a total cost of $143.0 million. At September 30, 2017, we had $109.9 million available for future repurchases under a plan approved by our Board of Directors. Our share repurchases are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant. Based upon our shares repurchased and our expectations for future purchases, we are anticipating that our diluted number of shares for fiscal year 2018 will be approximately 66.5 million.
Since the second half of fiscal year 2011, we have paid a quarterly dividend of $0.045 per common share. This has resulted in a regular cash outflow of approximately $12 million per year. Our next dividend is to be paid on November 30, 2017 to shareholders of record on November 15, 2017. Continued payment of the dividend is dependent upon board discretion.
In fiscal years 2015 and 2016, the United States Dollar gained in strength over the other international currencies we use, including a sharp drop in the value of the British Pound in June 2016. The detrimental effect of these declines is shown as a reduction in cash through the effect of exchange rates. During fiscal year 2017, our foreign currencies have strengthened, resulting in a beneficial exchange effect.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
(dollars in thousands)	2017	2016	2015
Cash provided by operations	$337,200	$180,026	$206,217
Purchases of property and equipment and capitalized software costs	(24,154)	(46,391)	(105,149)
Free cash flow	$313,046	$133,635	$101,068
Obligations and commitments
The following table summarizes our contractual obligations at September 30, 2017 that require the Company to make future cash payments:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$175,077	$69,482	$90,682	$14,672	$241
Debt(1)	668	141	282	245	—
Deferred compensation plan liabilities(2)	32,444	1,737	2,158	1,255	27,294
Total(3)	$208,189	$71,360	$93,122	$16,172	$27,535
____________________________________________

(1)	The debt balance of $0.7 million at September 30, 2017 is interest free. Accordingly, no estimated interest payments have been included within the balances above.

(2)
Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. The timing of these payments are based upon elections in place at September 30, 2017, but these may be subject to change. Payments falling due may be deferred again by the employee, delaying the obligation. Payments may also be accelerated if an employee ceases employment with us or applies for a hardship payment. At September 30, 2017, we held assets of $28.6 million in a Rabbi Trust which could be used to meet these obligations.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2017, we are unable to reasonably estimate settlements with taxing authorities. The above table does not reflect unrecognized income tax benefits of approximately $1.1 million, of which approximately $0.6 million is related interest and penalties. See "Note 15. Income taxes" of the Consolidated Financial Statements for a further discussion on income taxes.

The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration as part of the Assessments Australia acquisition in fiscal year 2016 and the Revitalised acquisition in fiscal year 2017. See "Note 5. Business combinations and disposal" of our Consolidated Financial Statements for additional information on these balances.
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
Effects of inflation
As measured by revenue, approximately 35% of our business in fiscal year 2017 was conducted under cost-reimbursable pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 5% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are typically priced to mitigate the risk of our business being adversely affected by inflation.
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
Approximately 35% of our business is derived from cost-plus pricing arrangements. Revenue on cost-plus contracts is recognized based on costs incurred plus the negotiated fee earned. Our key estimates relate to the allocation of indirect costs. Much of the allocation of allowable indirect costs is based upon rules established by the relevant contract or by reference to U.S. Federal Government standards. While the existence of these rules reduces the risk of a significant error, the allocation of indirect costs is typically audited by our customers and it usually takes a significant period of time for an audit to be concluded. The iterative process of an audit provides us with information to refine our estimates for open periods. We have not recorded any significant adjustments to our revenue related to changes in such estimates for any of the three years ended September 30, 2017. We are current in our submissions of costs to relevant regulators. Although audits of past costs remain open for certain years, we believe it is unlikely that a significant adjustment to prior periods would occur at this time. We believe that the likelihood of a significant adjustment to revenue would be remote.

On certain performance-based arrangements, our per-transaction fees may be higher in earlier years to compensate for anticipated higher costs at the commencement of contract operations. Where the discount in future fees is considered both significant and incremental, we are required to estimate our total future volumes and revenues and allocate an estimated fee to each transaction. We refine these estimates of total future volumes quarterly and we recognize these changes as a cumulative catch-up to our revenue. The sensitivity of these volume estimates is driven by the length of the contract, the size of the discounts and the maturity of the contract. Our greatest revenue volatility from our estimate will typically arise at the mid-point of the contract; in early periods of contract performance, changes to estimates of future volumes will have a smaller true-up; in later periods, there is less likelihood of a significant change in estimate. Although we had a number of contracts with these terms and conditions during the three years ended September 30, 2017, no significant adjustments to revenue were recorded in this period. As of September 30, 2017, many of these contracts are close to maturity and, accordingly, the likelihood of a significant adjustment has diminished. The only significant remaining contract is in our contract with the Department of Education, which is in our U.S. Federal Services Segment. The contract, which has an expected total value of approximately $0.9 billion, has completed its third full year of operations and has up to seven years of operations remaining. Our transaction billing rate for the future periods is approximately 10% lower than it was for the first two years. If, at September 30, 2017, our estimate of future volumes had increased or decreased by five percent, it would not have resulted in a significant adjustment to revenue and operating income.
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
Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in identifying our reporting units, appropriately allocating goodwill to these reporting units and assessing the fair value of these reporting units. At July 1, 2017, the Company performed its annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.
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
No impairment charges were recorded in the three years ending September 30, 2017. During the year ended September 30, 2017, we performed an impairment assessment on long-lived assets with carrying values of $27 million. Although no impairment was identified at this time, we will continue to review for indicators of asset impairment over its remaining life.

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
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our underlying business, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
In fiscal year 2017, 28% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current year’s results for all foreign businesses using the exchange rates in the prior year. We refer to this adjusted revenue on a "constant currency basis."
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and routine capital expenditures and excludes the cash flow effects of acquisitions, share repurchases, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operations.
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
During fiscal year 2017, we utilized our credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA as follows:

	Year ended September 30,
(in thousands)	2017	2016	2015
Net income attributable to MAXIMUS	$209,426	$178,362	$157,772
Interest expense	379	3,466	673
Provision for income taxes	102,053	105,808	99,770
Amortization of intangible assets	12,208	13,377	9,348
Stock compensation expense	21,365	18,751	17,237
Acquisition-related expenses	83	832	4,745
Gain on sale of a business	(650)	(6,880)	—
Adjusted EBITA	344,864	313,716	289,545
Depreciation and amortization of property, plant, equipment and capitalized software	55,769	58,404	46,849
Adjusted EBITDA	$400,633	$372,120	$336,394

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At September 30, 2017 and 2016, we held net assets denominated in currencies other than the U.S. Dollar of $186.8 million and $203.9 million, respectively. Of these balances, cash and cash equivalents comprised $63.7 million and $63.0 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	As of September 30,
	2017	2016
Comprehensive income attributable to MAXIMUS	$(18,680)	$(20,390)
Net decrease in cash and cash equivalents	(6,370)	(6,300)
Where possible, we identify surplus funds in foreign locations and place them into entities with the United States Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our credit facility when we utilize it. At September 30, 2017, we had no outstanding borrowings on our credit facility and, accordingly, no exposure to interest rate fluctuations. In the final quarter of fiscal year 2017, our cash balance increased significantly following repayment of the balance on our credit facility. Our interest income next year will be driven by our use and deployment of funds as well as interest rates in the locations where we hold funds.

ITEM 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
ON THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders
MAXIMUS, Inc.

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAXIMUS, Inc. at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tysons, Virginia
November 20, 2017

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended September 30,
	2017	2016	2015
Revenue	$2,450,961	$2,403,360	$2,099,821
Cost of revenue	1,839,056	1,841,169	1,587,104
Gross profit	611,905	562,191	512,717

Selling, general and administrative expenses	284,510	268,259	238,792
Amortization of intangible assets	12,208	13,377	9,348
Restructuring costs	2,242	—	—
Acquisition-related expenses	83	832	4,745

Gain on sale of a business	650	6,880	—
Operating income	313,512	286,603	259,832

Interest expense	2,162	4,134	1,398

Other income, net	2,885	3,499	1,385
Income before income taxes	314,235	285,968	259,819
Provision for income taxes	102,053	105,808	99,770
Net income	212,182	180,160	160,049
Income attributable to noncontrolling interests	2,756	1,798	2,277
Net income attributable to MAXIMUS	$209,426	$178,362	$157,772
Basic earnings per share attributable to MAXIMUS	$3.19	$2.71	$2.37
Diluted earnings per share attributable to MAXIMUS	$3.17	$2.69	$2.35
Dividends per share	$0.18	$0.18	$0.18
Weighted average shares outstanding:
Basic	65,632	65,822	66,682
Diluted	66,065	66,229	67,275

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended September 30,
	2017	2016	2015
Net income	$212,182	$180,160	$160,049
Foreign currency translation adjustments	8,549	(13,828)	(22,570)
Interest rate hedge, net of income taxes of $-, $(16) and $16	1	24	(25)
Comprehensive income	220,732	166,356	137,454
Comprehensive income attributable to noncontrolling interests	2,756	1,798	2,277
Comprehensive income attributable to MAXIMUS	$217,976	$164,558	$135,177

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$166,252	$66,199
Accounts receivable—billed and billable, net	394,338	444,357
Accounts receivable—unbilled	36,475	36,433
Income taxes receivable	4,528	17,273
Prepaid expenses and other current assets	55,649	56,718
Total current assets	657,242	620,980
Property and equipment, net	101,651	131,569
Capitalized software, net	26,748	30,139
Goodwill	402,976	397,558
Intangible assets, net	98,769	109,027
Deferred contract costs, net	16,298	18,182
Deferred compensation plan assets	28,548	23,307
Deferred income taxes	7,691	8,644
Other assets	10,739	9,413
Total assets	$1,350,662	$1,348,819
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$122,083	$150,711
Accrued compensation and benefits	105,667	96,480
Deferred revenue	71,722	73,692
Income taxes payable	4,703	7,979
Long-term debt, current portion	141	277
Other liabilities	11,950	11,617
Total current liabilities	316,266	340,756
Deferred revenue, less current portion	28,182	40,007
Deferred income taxes	20,106	16,813
Long-term debt	527	165,338
Deferred compensation plan liabilities, less current portion	30,707	24,012
Other liabilities	9,106	8,753
Total liabilities	404,894	595,679
Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 65,137 and 65,223 shares issued and outstanding at September 30, 2017 and 2016, at stated amount, respectively	475,592	461,679
Accumulated other comprehensive income	(27,619)	(36,169)
Retained earnings	492,112	323,571
Total MAXIMUS shareholders' equity	940,085	749,081
Noncontrolling interests	5,683	4,059
Total equity	945,768	753,140
Total liabilities and equity	$1,350,662	$1,348,819

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended September 30,
	2017	2016	2015
Cash flows from operations:
Net income	$212,182	$180,160	$160,049
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property, plant, equipment and capitalized software	55,769	58,404	46,849
Amortization of intangible assets	12,208	13,377	9,348
Deferred income taxes	4,762	5,652	807
Stock compensation expense	21,365	18,751	17,237
Gain on sale of business	(650)	(6,880)	—
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable—billed and billable	53,025	(51,986)	(103,774)
Accounts receivable—unbilled	26	(5,590)	(911)
Prepaid expenses and other current assets	2,584	(2,027)	(6,475)
Deferred contract costs	2,037	(398)	(7,245)
Accounts payable and accrued liabilities	(28,309)	(2,371)	44,351
Accrued compensation and benefits	8,849	(869)	(3,157)
Deferred revenue	(15,401)	(11,661)	47,948
Income taxes	8,901	(13,125)	9,134
Other assets and liabilities	(148)	(1,411)	(7,944)
Cash provided by operations	337,200	180,026	206,217
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,677)	(46,651)	(289,212)
Purchases of property and equipment and capitalized software costs	(24,154)	(46,391)	(105,149)
Proceeds from the sale of a business	1,035	5,515	—
Other	575	424	489
Cash used in investing activities	(25,221)	(87,103)	(393,872)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(11,674)	(11,701)	(11,852)
Repurchases of common stock	(28,863)	(33,335)	(82,787)
Stock compensation tax benefit	—	5,172	9,474
Tax withholding related to RSU vesting	(9,175)	(11,614)	(12,451)
Stock option exercises	924	546	868
Borrowings under credit facility	185,000	149,823	330,993
Repayment of credit facility and other long-term debt	(349,981)	(195,200)	(121,611)
Other	(1,660)	(533)	(75)
Expansion of credit facility	—	—	(1,444)
Cash (used in)/provided by financing activities	(215,429)	(96,842)	111,115
Effect of exchange rate changes on cash	3,503	(4,554)	(6,900)
Net increase/(decrease) in cash and cash equivalents	100,053	(8,473)	(83,440)
Cash and cash equivalents, beginning of period	66,199	74,672	158,112
Cash and cash equivalents, end of period	$166,252	$66,199	$74,672
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2014	66,613	$429,857	$230	$125,875	$223	$556,185
Net income	—	—	—	157,772	2,277	160,049
Foreign currency translation	—	—	(22,570)	—	—	(22,570)
Interest rate hedge, net of income taxes	—	—	(25)	—	—	(25)
Cash dividends	—	—	—	(11,852)	(75)	(11,927)
Dividends on RSUs	—	397	—	(397)	—	—
Repurchases of common stock	(1,619)	—	—	(82,787)	—	(82,787)
Stock compensation expense	—	17,237	—	—	—	17,237
Stock compensation tax benefit	—	9,474	—	—	—	9,474
Tax withholding relating to RSU vesting	—	(11,701)	—	—	—	(11,701)
Stock option exercises and RSU vesting	443	868	—	—	—	868
Addition of noncontrolling interest from acquisition	—	—	—	—	896	896
Balance at September 30, 2015	65,437	446,132	(22,365)	188,611	3,321	615,699
Net income	—	—	—	178,362	1,798	180,160
Foreign currency translation	—	—	(13,828)	—	—	(13,828)
Interest rate hedge, net of income taxes	—	—	24	—	—	24
Cash dividends	—	—	—	(11,701)	(1,060)	(12,761)
Dividends on RSUs	—	363	—	(363)	—	—
Repurchases of common stock	(587)	—	—	(31,338)	—	(31,338)
Stock compensation expense	—	18,751	—	—	—	18,751
Stock compensation tax benefit	—	5,172	—	—	—	5,172
Tax withholding related to RSU vesting	—	(9,285)	—	—	—	(9,285)
Stock option exercises and RSU vesting	373	546	—	—	—	546
Balance at September 30, 2016	65,223	461,679	(36,169)	323,571	4,059	753,140
Net income	—	—	—	209,426	2,756	212,182
Foreign currency translation	—	—	8,549	—	—	8,549
Interest rate hedge, net of income taxes	—	—	1	—	—	1
Cash dividends	—	—	—	(11,674)	(1,132)	(12,806)
Dividends on RSUs	—	348	—	(348)	—	—
Repurchases of common stock	(558)	—	—	(28,863)	—	(28,863)
Stock compensation expense	—	21,365	—	—	—	21,365
Tax withholding related to RSU vesting	—	(8,724)	—	—	—	(8,724)
Stock option exercises and RSU vesting	472	924	—	—	—	924
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2017, 2016 and 2015
1. Business and summary of significant accounting policies
Description of business
MAXIMUS, Inc. (the "Company" or "we") is a leading operator of government health and human services programs worldwide.
We conduct our operations through three business segments: Health Services, U.S. Federal Services and Human Services.

•
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the Health Assessment Advisory Service (HAAS) in the United Kingdom.

•
The U.S. Federal Services Segment provides business process services and program management for large U.S. Federal Government programs, independent health review and appeals services for both the U.S. Federal Government and similar state-based programs and technology solutions for civilian agencies.

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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during each reporting period. Actual results could differ from those estimates. Our significant estimates include revenue recognition, estimates of the fair value of assets acquired and liabilities assumed in business combinations, estimates of the collectibility of receivables, estimates of future discounts in performance-based contracts, evaluation of asset impairment, accrual of estimated liabilities, valuation of acquisition-related contingent consideration liabilities and income taxes.
Revenue recognition
Revenue is generated from contracts with various pricing arrangements with total revenue contributions in fiscal year 2017 as follows:

•	performance-based criteria (42%);

•	costs incurred plus a negotiated fee ("cost-plus") (35%);

•	fixed-price (18%); and

•	time-and-materials (5%).
We recognize revenue on arrangements as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services have been delivered, fees are fixed or determinable and collectability of revenue is reasonably assured.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

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
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation, Improvements to Employee Share-Based Payment Accounting. We adopted this standard in fiscal year 2017. The new standard requires us to record the tax benefit or expense related to the vesting of RSUs or the exercise of stock options within our provision for income taxes in the consolidated statement of operations; this benefit was previously reported in the statement of changes in shareholders’ equity. The cash flow effects of the tax benefit are now reported in cash flows from operations; they were previously in cash flows from financing activities. The new standard allows us more flexibility in net settling RSUs as they vest. The new standard also allows for changes in accounting for the forfeiture of stock awards; we will continue to estimate our stock award forfeitures as we expense each award. This new standard has had the following effects in fiscal year 2017:

•
During the year ended September 30, 2017, approximately 0.5 million shares were issued through the vesting of RSUs and the exercise of stock options, resulting in a decrease in our provision for income taxes of $6.6 million and a corresponding benefit to our cash flows from operations.

•	Our diluted weighted average shares outstanding was higher by approximately 90,000 shares than it would have been if the former standard had been in place.

•
The combination of these factors resulted in a net increase of $0.10 to our basic and diluted earnings per share for the year ended September 30, 2017, compared to what would have been recorded under the former accounting guidance.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

The new standard does not require us to adjust previously reported results. Accordingly, we have made no changes to our consolidated statements of operations, cash flows or changes in shareholders' equity for any comparative periods.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This new standard would only affect our financial reporting in the event that substantial doubt over our existence was identified. The adoption of this standard did not have a material impact on the financial statements.
We are evaluating the effects of guidance issued in two significant areas of financial reporting. These new standards will have a significant effect on how we report and disclose transactions.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will change the manner in which we will present our leasing arrangements. We will adopt this standard during our 2020 fiscal year. We are evaluating the likely effects on our business.
We are also evaluating the effect of a new standard related to goodwill impairment. This standard would only have a significant effect on our results if our goodwill balance was determined to be impaired.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change the manner of the calculation of any resulting impairment. Under existing guidance, we would calculate goodwill for each of our reporting units by calculating the fair value of all existing assets and liabilities within that reporting unit and comparing this to the fair value of the reporting unit; to the extent that this difference is less than our existing goodwill balance related to that reporting unit, we would record an impairment. The new standard will require us to calculate goodwill based upon the difference between the fair value and reported value of a reporting unit. This standard would be effective for our 2021 fiscal year, although early adoption is permitted. We do not anticipate any significant effect on our financial statements as a result of adopting this standard.
With the exception of the new accounting standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company's consolidated financial statements.
Cash and cash equivalents
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Where we are obliged to hold cash balances as collateral for lease, credit card or letter of credit arrangements, or where we hold funds on behalf of clients, this balance is reported within other current assets. These restricted cash balances totaled $13.5 million and $14.1 million at September 30, 2017 and 2016, respectively.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

Accounts receivable—billed, billable and unbilled
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms.
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
We present unbilled receivables as a separate component of our consolidated balance sheet. Unbilled receivables represents a timing difference between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones which are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. Our unbilled receivable balance is recorded at fair value which is the value which we expect to invoice for the services performed, once the criteria for billing have been met.
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
Our reporting units are consistent with our operating segments, Health Services, U.S. Federal Services and Human Services. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test, as of July 1, 2017, and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.
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
For the years ended September 30, 2017, 2016 and 2015

Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2017.
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
Foreign currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive income on the consolidated balance sheet. Gains and losses from foreign currency transactions are included in other income, net.
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
For the years ended September 30, 2017, 2016 and 2015

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
We have two acquisitions where our payment is contingent upon events which take place after the acquisition date. The related liability is recorded on our consolidated balance sheet as a liability at estimated fair value and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3).
2. Business segments
We have three business segments, Health Services, U.S. Federal Services and Human Services. These segments reflect the way in which we organize and manage the business and is consistent with the manner in which our Chief Executive Officer operates and reviews the results of the business.
Expenses which are not specifically included in the segments are included in other categories, including amortization of intangible assets, costs incurred in restructuring our U.K. Human Services business, the direct costs of acquisitions and the gain on sale of the K-12 Education business. These costs are excluded from measuring each segment's operating performance.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

The results of these segments for the three years ended September 30, 2017 are shown below (in thousands).

	Year ended September 30,
	2017	2016	2015
Revenue:
Health Services	$1,380,151	$1,298,304	$1,109,238
U.S. Federal Services	545,573	591,728	502,484
Human Services	525,237	513,328	488,099
Total	$2,450,961	$2,403,360	$2,099,821
Gross Profit:
Health Services	$347,325	$292,181	$254,108
U.S. Federal Services	139,321	138,168	118,646
Human Services	125,259	131,842	139,963
Total	$611,905	$562,191	$512,717
Selling, general and administrative expense:
Health Services	$132,081	$107,155	$99,815
U.S. Federal Services	74,345	74,792	59,252
Human Services	76,675	84,157	79,719
Other	1,409	2,155	6
Total	$284,510	$268,259	$238,792
Operating income:
Health Services	$215,244	$185,026	$154,293
U.S. Federal Services	64,976	63,376	59,394
Human Services	48,584	47,685	60,244
Amortization of intangible assets	(12,208)	(13,377)	(9,348)
Restructuring costs	(2,242)	—	—
Acquisition-related expenses	(83)	(832)	(4,745)
Gain on sale of a business	650	6,880	—
Other	(1,409)	(2,155)	(6)
Total	$313,512	$286,603	$259,832
Operating income as a percentage of revenue:
Health Services	15.6%	14.3%	13.9%
U.S. Federal Services	11.9%	10.7%	11.8%
Human Services	9.2%	9.3%	12.3%
Total	12.8%	11.9%	12.4%
Depreciation and amortization:
Health Services	$29,114	$31,916	$27,694
U.S. Federal Services	11,175	9,953	10,363
Human Services	15,480	16,535	8,792
Total	$55,769	$58,404	$46,849
Acquisition-related expenses are costs directly incurred from the purchases of Revitalised Limited in 2017, Ascend Management Innovations, LLC (Ascend) and Assessments Australia in 2016 and Acentia, LLC (Acentia) and Remploy in 2015, as well as any unsuccessful transactions.
We principally operate in the U.S., the U.K., Australia, Canada, Saudi Arabia and Singapore.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
United States	$1,765,661	$1,721,261	$1,559,769
United Kingdom	346,342	384,649	267,702
Australia	232,434	200,539	178,167
Rest of World	106,524	96,911	94,183
Total	$2,450,961	$2,403,360	$2,099,821
Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2017	2016
Health Services	$515,850	$543,361
U.S. Federal Services	397,824	440,006
Human Services	169,523	153,141
Corporate/Other	267,465	212,311
Total	$1,350,662	$1,348,819
Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2017	2016
United States	$101,530	$118,751
Australia	32,165	38,852
Canada	13,670	16,209
United Kingdom	9,251	11,086
Rest of World	331	117
Total	$156,947	$185,015
3. Concentrations of credit risk and major customers
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable - billed, billable and unbilled.
The majority of our business is in the United States. Revenue from foreign projects and offices was 28%, 28% and 26% of total revenue for the years ended September 30, 2017, 2016 and 2015, respectively.
In the year ended September 30, 2017, approximately 49% of our total revenue was derived from state government agencies, many of whose programs received significant federal funding, 26% from foreign government agencies, 19% from U.S.-based Federal Government agencies, and 6% from other sources including local municipalities and commercial customers. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

During fiscal year 2017, the U.S. Federal Government, the U.K. Government and the state of New York each provided more than 10% of our annual revenue. Within these governments, we may be serving several distinct agencies. Revenue from the U.S. Federal Government was exclusively within the U.S. Federal Segment. Revenue from the U.K. Government was both within the Health Services and Human Services Segments. Revenue from the state of New York was exclusively within our Health Services Segment. The proportion of revenue recognized from customers providing in excess of 10% of our consolidated revenue for each of the three years ended September 30, 2017 was from the following governments:

	Year ended September 30,
	2017	2016	2015
U.S. Federal Government	19%	22%	20%
New York	15%	12%	10%
United Kingdom	12%	16%	*
_________________________________________

*	Government provided less than 10% of our consolidated revenue in this year.
4. Earnings per share
The weighted average number of shares outstanding used to compute earnings per shares was as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Weighted average shares outstanding	65,632	65,822	66,682
Effect of employee stock options and unvested restricted stock awards	433	407	593
Denominator for diluted earnings per share	66,065	66,229	67,275
For the years ended September 30, 2017, 2016 and 2015, 9,000, 21,000 and 15,000 unvested restricted stock units, respectively, have been excluded from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.
5. Business combinations and disposals
Revitalised
On July 18, 2017, MAXIMUS Companies Limited, a wholly owned subsidiary of MAXIMUS, Inc., acquired 100% of the share capital of Revitalised Limited ("Revitalised"). Consideration is comprised of $2.7 million in cash and up to $1.4 million in contingent consideration. Revitalised provides digital solutions to engage communities in the areas of health, fitness and well-being. We acquired Revitalised in order to enhance the capabilities of our health services programs in the United Kingdom and, accordingly, the business was integrated into our Health Services Segment. The acquisition agreement includes the potential for adjustments based upon working capital at the date of acquisition. We have not yet completed our assessment of the fair value of the total consideration, including the contingent consideration, or our assessment of the fair value of the assets acquired and liabilities assumed.
K-12 Education
On May 9, 2016, we sold our K-12 Education business, which was previously part of the Human Services Segment. As a result of this transaction, we recorded a gain of approximately $6.9 million for the fiscal year ended September 30, 2016. This gain excluded a balance of $0.7 million which we had reserved to cover potential contingencies related to the sale. As payment of these contingencies is no longer considered probable, we have recorded additional gain in the fiscal year ended September 30, 2017. The cash balance related to this contingency had been in escrow; and was received in June 2017.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

The K-12 Education business contributed revenue of $2.2 million and $4.7 million for the years ended September 30, 2016 and 2015, respectively. We reported operating loss of $0.2 million and operating income of $0.9 million in the respective years.

Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly-owned subsidiary of MAXIMUS, Inc. acquired 100% of the share capital of Ascend for cash consideration of $44.1 million. Ascend is a provider of independent health assessments and data management tools to government agencies in the U.S. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business was integrated into our Health Services Segment. Management has estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.0 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination. We completed our evaluation of the fair value of all of the assets and liabilities acquired in fiscal year 2017.

Our allocation of fair value for the assets and liabilities acquired is shown below.

(Amounts in thousands)	Updated through September 30, 2016	Adjustments	Updated through September 30, 2017
Cash consideration, net of cash acquired	$44,069	$—	$44,069

Billed and unbilled receivables	$4,069	$—	$4,069
Other assets	407	—	407
Property and equipment and other assets	707	—	707
Deferred income taxes	—	557	557
Intangible assets	22,300	—	22,300
Total identifiable assets acquired	27,483	557	28,040
Accounts payable and other liabilities	1,414	—	1,414
Deferred revenue	554	—	554
Total liabilities assumed	1,968	—	1,968
Net identifiable assets acquired	25,515	557	26,072
Goodwill	18,554	(557)	17,997
Net assets acquired	$44,069	$—	$44,069

The valuation of the intangible assets acquired is summarized below:

(Dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Technology-based intangible assets	8 years	1,700
Trade name	1 year	200
Total intangible assets		$22,300

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

Assessments Australia
On December 15, 2015, MAXIMUS acquired 100% of the share capital of three companies doing business as "Assessments Australia." We acquired Assessments Australia to expand our service offerings within Australia. The consideration was comprised of $2.6 million in cash and contingent consideration of $0.5 million to the sellers of Assessments Australia if sufficient contracts with a specific government agency are won by MAXIMUS prior to December 2022. We performed a probability weighted assessment of this payment. Future changes in our assessment of this liability will be recorded through the consolidated statement of operations. This business was integrated into our Human Services Segment. Management identified goodwill and intangible assets acquired as $3.0 million and $0.4 million, respectively. We believe that the goodwill represents the value of the assembled workforce of Assessments Australia, as well as the enhanced capabilities which the business will provide us. We completed our evaluation of the fair value of all of the assets and liabilities acquired in fiscal year 2017.
The intangible assets acquired represent customer relationships. These are being amortized on a straight-line basis over six years.
At September 30, 2017, we have recorded our estimate of the fair value of the contingent consideration to be $0.5 million.
Acentia
On April 1, 2015 (the "acquisition date"), we acquired 100% of the ownership interests of Acentia for cash consideration of $293.5 million.
Acentia provides system modernization, software development, program management and other information technology services and solutions to the U.S. Federal Government. We acquired Acentia, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. The acquired assets and liabilities was integrated into our U.S. Federal Services Segment.
We have completed the process of allocating the acquisition price to the fair value of the assets and liabilities of Acentia as of the acquisition date.

Purchase price
(Amounts in thousands)	allocation
Cash consideration, net of cash acquired	$293,504

Accounts receivable and unbilled receivables	35,333
Other current assets	3,091
Property and equipment	2,140
Intangible assets—customer relationships	69,900
Total identifiable assets acquired	110,464
Accounts payable and other liabilities	31,350
Deferred revenue	251
Capital lease obligations	567
Deferred tax liabilities	6,741
Total liabilities assumed	38,909
Net identifiable assets acquired	71,555
Goodwill	221,949
Net assets acquired	$293,504
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
For the years ended September 30, 2017, 2016 and 2015

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
Remploy provides services to the U.K. Government, particularly in supporting employment opportunities for the disabled. We acquired Remploy to complement our welfare-to-work services in the U.K. The acquired assets and liabilities have been integrated into our Human Services Segment. The principal asset held by Remploy on the Remploy acquisition date was a contract worth $4.6 million. This asset was amortized over two years on a straight-line basis.
DeltaWare Systems, Inc.
Following our acquisition of DeltaWare Systems, Inc. in 2010, we agreed to make payments of up to $4.0 million (Canadian) if we made sales in particular geographic markets prior to December 31, 2016. No such sales were made prior to the expiry of this deadline. At September 30, 2017 and 2016, we had recorded no liability for this obligation.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At September 30, 2017, we had no borrowings under the credit agreement.
In addition to borrowings under the credit agreement, we have an outstanding loan of $0.7 million (0.8 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 19 remaining quarterly installments.
At September 30, 2017, we held two letters of credit under our credit agreement totaling $0.7 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2017. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent Company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At September 30, 2017, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.125% and 0.275%. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

Derivative Arrangement
In order to add stability to our interest expense and manage our exposure to interest rate movements, we may enter into derivative arrangements to fix payments on part of an outstanding loan balance. We agree to pay a fixed rate of interest to a financial institution and receive a balance equivalent to the floating rate payable. Our outstanding derivative instruments expired during fiscal year 2017. As this cash flow hedge was considered effective, the gains and losses in the fair value of this derivative instrument were reported in accumulated other comprehensive income (AOCI) in the consolidated statement of comprehensive income.
Interest Payments
During the fiscal years ended September 30, 2017, 2016 and 2015, we made interest payments of $2.0 million, $3.7 million and $1.2 million, respectively.
7. Goodwill and intangible assets
Changes in goodwill for the years ended September 30, 2017 and 2016 are as follows (in thousands):

	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2015	$113,427	$220,524	$42,351	$376,302
Acquisitions of Ascend and Assessments Australia, respectively	18,554	—	2,899	21,453
Adjustment to goodwill acquired with Acentia	—	7,624	—	7,624
Disposal of K-12 Education business	—	—	(224)	(224)
Foreign currency translation	(8,302)	—	705	(7,597)
Balance as of September 30, 2016	123,679	228,148	45,731	397,558
Adjustment to goodwill acquired with Ascend	(557)	—	—	(557)
Adjustment to goodwill acquired with Assessments Australia	—	—	71	71
Acquisition of Revitalised	2,830	—	—	2,830
Foreign currency translation	2,508	—	566	3,074
Balance as of September 30, 2017	$128,460	$228,148	$46,368	$402,976
There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2017			As of September 30, 2016
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$129,916	$33,457	$96,459	$132,221	$26,238	$105,983
Technology-based intangible assets	7,664	5,475	2,189	6,967	4,613	2,354
Trademarks and trade names	4,513	4,392	121	4,487	3,797	690
Total	$142,093	$43,324	$98,769	$143,675	$34,648	$109,027

Our intangible assets have a weighted average remaining life of 12.5 years, comprising 12.7 years for customer contracts and relationships, 5.2 years for technology-based intangible assets and 2.3 years for trademarks and trade names. Estimated future amortization expense is estimated for the following five fiscal years ending September 30th as follows (in thousands):

2018	$10,320
2019	9,416
2020	8,316
2021	7,452
2022	7,385
8. Property and equipment
Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2017	2016
Land	$1,738	$1,738
Building and improvements	11,799	11,726
Office furniture and equipment	207,140	261,752
Leasehold improvements	53,531	52,493
	274,208	327,709
Less: Accumulated depreciation and amortization	(172,557)	(196,140)
Total property and equipment, net	$101,651	$131,569
Depreciation expense for the years ended September 30, 2017, 2016 and 2015 was $45.2 million, $49.2 million and $37.0 million, respectively. During fiscal year 2017, we made significant disposals of our property and equipment, principally related to older items with limited remaining useful lives.
9. Capitalized software
Capitalized software consists of the following (in thousands):

	As of September 30,
	2017	2016
Capitalized software	$88,627	$80,646
Less: Accumulated amortization	(61,879)	(50,507)
Total Capitalized software, net	$26,748	$30,139
Amortization expense for the years ended September 30, 2017, 2016 and 2015 was $10.6 million, $9.2 million and $9.9 million, respectively.
10. Deferred contract costs
Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2017	2016
Deferred contract costs	$30,776	$30,114
Less: Accumulated amortization	(14,478)	(11,932)
Total Deferred contract costs, net	$16,298	$18,182

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

11. Accounts receivable reserves
Changes in the reserves against accounts receivable were as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Balance at beginning of year	$4,226	$3,385	$3,138
Additions to reserve	5,106	2,335	2,690
Deductions	(2,489)	(1,494)	(2,443)
Balance at end of year	$6,843	$4,226	$3,385
In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.
At September 30, 2017 and 2016, $10.3 million and $16.2 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2017 balance will be collected during the 2018 fiscal year.
12. Commitments and contingencies
Performance bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2017, we had performance bond commitments totaling $17.7 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
Operating Leases
We lease office space and equipment under various operating leases. Lease expense for the years ended September 30, 2017, 2016 and 2015 was $80.6 million, $75.4 million and $67.1 million, respectively. Our operating leases may contain rent escalations or concessions. Lease expense is recorded on a straight-line basis over the life of the respective lease.
Minimum future lease commitments under leases in effect as of September 30, 2017 are as follows (in thousands):

	Office space	Equipment	Total
Year ending September 30,
2018	$65,230	$4,252	$69,482
2019	50,908	3,482	54,390
2020	34,159	2,133	36,292
2021	10,459	13	10,472
2022	4,198	2	4,200
Thereafter	241	—	241
Total minimum lease payments	$165,195	$9,882	$175,077

Sublease income for the year ended September 30, 2017 was $1.2 million, and we anticipate future sublease income of $1.2 million per fiscal year through fiscal year 2020.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

Collective bargaining agreements
Approximately 14% of our employees are covered by collective bargaining agreements or similar arrangements.
Shareholder lawsuit

In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Services project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016. The defendants deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to predict whether this matter will be permitted to proceed as a class or to estimate the value of the claims asserted. No assurances can be given that we will be successful in our defense of this action on the merits or otherwise. For these reasons, we are unable to estimate the potential loss or range of loss in this matter.
13. Employee benefit plans and deferred compensation
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. During the years ended September 30, 2017, 2016 and 2015, we contributed $7.0 million, $6.0 million and $4.7 million to the 401(k) plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 88% of the liabilities as of September 30, 2017. The assets within the Rabbi Trust include $15.5 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations.
14. Equity
Stock compensation
At September 30, 2017, 1.5 million shares remained available for grants under our 2017 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.
We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2017, 2016 and 2015, compensation expense recognized related to RSUs was $21.4 million, $18.8 million and $17.2 million, respectively. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited.
A summary of our RSU activity for the year ended September 30, 2017, is as follows:

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2016	809,306	$47.64
Granted	448,289	53.63
Vested	(400,583)	46.17
Forfeited	(34,185)	46.00
Non-vested shares outstanding at September 30, 2017	822,827	51.69
In addition to the non-vested shares, certain directors and employees held approximately 0.7 million vested awards whose issuance has been deferred as of September 30, 2017.
The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2016 and 2015 was $52.00 and $50.82, respectively. The total fair value of RSUs which vested during the years ended September 30, 2017, 2016 and 2015 was $24.9 million, $27.1 million and $68.6 million, respectively. As of September 30, 2017, the total remaining unrecognized compensation cost related to unvested RSUs was $37.6 million. This expense is expected to be realized over the next five years, with a weighted average life of 1.5 years.
Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown. In fiscal year 2017, our remaining 80,000 stock options were exercised for a weighted average strike price of $11.55. We have no outstanding stock options at September 30, 2017.
The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2017	2016	2015
Aggregate intrinsic value of all stock options exercised	$4,025	$4,077	$5,536
Net cash proceeds from exercise of stock options	924	546	868
The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $15.0 million, $7.4 million and $7.1 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Our tax benefit in fiscal year 2017 was affected by the adoption of a new accounting standard, as detailed in "Note 1. Business and summary of significant accounting policies."
Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the consolidated statements of cash flows as financing cash flows. During the three years ending September 30, 2017, 2016 and 2015, we incurred liabilities related to these forfeitures of $8.7 million, $9.3 million and $11.7 million, respectively.
Stock repurchase programs
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded similar authorizations from November 2011 and June 2014. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2017, 2016 and 2015, we repurchased 0.6 million, 0.6 million and 1.6 million common shares at a cost of $28.9 million, $31.3 million and $82.8 million, respectively. At September 30, 2017, $109.9 million remained available for future stock repurchases.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

15. Income taxes
The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Income before income taxes:
United States	$257,910	$238,871	$232,359
Foreign	56,325	47,097	27,460
Income before income taxes	$314,235	$285,968	$259,819

	Year ended September 30,
	2017	2016	2015
Current provision:
Federal	$70,476	$69,025	$74,050
State and local	15,594	15,595	15,332
Foreign	11,221	15,536	9,581
Total current provision	97,291	100,156	98,963
Deferred tax expense (benefit):
Federal	5,490	7,778	2,233
State and local	643	902	403
Foreign	(1,371)	(3,028)	(1,829)
Total deferred tax expense (benefit)	4,762	5,652	807
Provision for income taxes	$102,053	$105,808	$99,770
The provision for income taxes differs from that which would have resulted from the use of the federal statutory income tax rate as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Federal income tax provision at statutory rate of 35%	$109,982	$100,089	$90,937
State income taxes, net of federal benefit	10,554	10,723	9,847
Foreign taxation	(6,940)	(3,976)	(2,208)
Permanent items	970	1,284	1,602
Tax credits	(4,851)	(1,592)	(961)
Vesting of equity compensation	(6,569)	—	—
Other	(1,093)	(720)	553
Provision for income taxes	$102,053	$105,808	$99,770

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

The significant items comprising our deferred tax assets and liabilities as of September 30, 2017 and 2016 are as follows (in thousands):

	As of September 30,
	2017	2016
Net deferred tax assets/(liabilities)
Costs deductible in future periods	$30,794	$27,738
Deferred revenue	20,703	23,469
Stock compensation	4,976	5,085
Net operating loss carryforwards	360	1,291
Amortization of goodwill and intangible assets	(36,100)	(34,484)
Capitalized software	(9,197)	(10,126)
Accounts receivable - unbilled	(12,953)	(13,810)
Property and equipment	(3,924)	(5,517)
Prepaid expenses	(3,741)	(1,296)
Other	(3,333)	(519)
	$(12,415)	$(8,169)
Our deferred tax assets and liabilities are held in various national and international jurisdictions which do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheet is split between jurisdictions which show a net deferred tax asset and a net deferred tax liability. Our net deferred tax position is summarized below (in thousands):

	As of September 30,
	2017	2016
Balance of tax jurisdictions with net deferred tax assets	$7,691	$8,644
Balance of tax jurisdictions with net deferred tax liabilities	(20,106)	(16,813)
Net deferred tax liabilities	$(12,415)	$(8,169)
At September 30, 2017, our foreign subsidiaries held approximately $219 million of cumulative earnings. We consider undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the U.S. and, accordingly, no U.S. deferred taxes have been recorded with respect to such earnings in accordance with the relevant accounting guidance for income taxes. Should the earnings be remitted as dividends, we may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various tax planning alternatives we could employ should we decide to repatriate these earnings in a tax-efficient manner.
Cash paid for income taxes during the years ended September 30, 2017, 2016, and 2015 was $87.8 million, $108.3 million and $81.3 million, respectively.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.1 million and $1.1 million at September 30, 2017 and 2016, respectively.
We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2017, 2016 and 2015, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2017 and 2016 includes approximately $0.6 million of interest and penalties.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Balance at beginning of year	$448	$529	$812
Lapse of statute of limitation	—	—	(200)
Increases for tax positions taken in current year	185	—	—
Reductions for tax positions of prior years	—	(81)	(83)
Balance at end of year	$633	$448	$529
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2013 and to state and local income tax examinations by tax authorities for years before 2012. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2012.
16. Quarterly information (unaudited)
Set forth below are selected quarterly consolidated statement of operations data for the fiscal years ended September 30, 2017 and 2016. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.
Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

	Quarter Ended
	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017
	(In thousands, except per share data)
Health Services	$340,729	$348,994	$335,090	$355,338
U.S. Federal Services	141,298	145,370	131,589	127,316
Human Services	125,537	127,683	133,768	138,249
Revenue	$607,564	$622,047	$600,447	$620,903

Health Services	$78,234	$86,454	$83,269	$99,368
U.S. Federal Services	37,576	36,571	33,627	31,547
Human Services	29,008	29,292	35,293	31,666
Gross profit	$144,818	$152,317	$152,189	$162,581

Health Services	$50,127	$56,540	$51,553	$57,024
U.S. Federal Services	17,881	17,644	15,870	13,581
Human Services	11,769	9,629	16,368	10,818
Amortization of intangible assets	(3,402)	(3,386)	(2,720)	(2,700)
Restructuring costs	(2,242)	—	—	—
Acquisition-related expenses	—	—	—	(83)
Gain on sale of a business	—	—	650	—
Other/Corporate	(357)	(92)	90	(1,050)
Operating Income	$73,776	$80,335	$81,811	$77,590

Net income	46,329	53,097	57,788	54,968
Net income attributable to MAXIMUS	46,664	52,515	56,918	53,329

Diluted earnings per share attributable to MAXIMUS	$0.71	$0.80	$0.86	$0.81

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2017, 2016 and 2015

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
17. Subsequent Event
Dividend
On October 6, 2017, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of the Company's common stock outstanding. The dividend is to be paid on November 30, 2017 to shareholders of record on November 15, 2017. Based on the number of shares outstanding, the payment will be approximately $2.9 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2017, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2017, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,
REGARDING INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
MAXIMUS, Inc.

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MAXIMUS, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MAXIMUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MAXIMUS, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2017 of MAXIMUS, Inc. and our report dated November 20, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tysons, Virginia
November 20, 2017

PART III
The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2018 Annual Meeting of Shareholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC), except as otherwise indicated below:
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 30, 2017 with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	822,827	$—	1,542,730
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	822,827	$—	1,542,730
_______________________________________________

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2017, all shares under the 2017 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.

(2)	Includes the 2017 Equity Incentive Plan.
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
3.    Exhibits.
The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b)	Exhibits—see Item 15(a)(3) above.

(c)	Financial Statement Schedules—see Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
2.1
Equity Purchase Agreement dated as of March 6, 2015 by and among Acentia, LLC, Certain of the Equity Holders of Acentia, LLC, SPG Acentia Seller Representative, LLC, MAXIMUS Federal Services, Inc. and MAXIMUS, Inc.
			Current Report on Form 8-K (File No. 1-12997)	March 9, 2015
3.1		Amended and Restated Articles of Incorporation of the Company, as amended.	Quarterly Report on Form 10-Q (File No. 1-12997)	August 14, 2000
3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	Quarterly Report on Form 10-Q (File No. 1-12997)	May 10, 2013
3.3		Amended and Restated Bylaws of the Company.	Current Report on Form 8-K (File No. 1-12997)	June 19, 2015
4.1		Specimen Common Stock Certificate.	Quarterly Report on Form 10-Q (File No. 1-12997) (Exhibit 4.1)	August 14, 1997
10.1	*	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	Registration Statement on Form S-1 (File No. 333-21611) (Exhibit 10.10)	February 12, 1997
10.2	*	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.	Current Report on Form 8-K (File No. 1-12997)	April 26, 2006
10.3	*	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Richard A. Montoni.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.4	*	Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.5	*	First Amendment to the Executive Employment, Non-Compete and Confidentiality Agreement by and between the Company and Bruce Caswell.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.6	*	Amended and Restated Income Continuity Program.	Annual Report on Form 10-K (File No. 1-12997)	November 16, 2015
10.7	*	Deferred Compensation Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.8	*	Extension of Employment Agreement of Richard A. Montoni, dated December 22, 2009.	Quarterly Report on Form 10-Q (File No. 1-12997)	February 4, 2010
10.9	*	2011 Equity Incentive Plan.	Proxy Statement on Schedule 14A (File No. 1-12997)	January 27, 2012
10.10		First Amendment to 2011 Equity Incentive Plan.	Current Report on Form 8-K (File No. 1-12997)	December 21, 2015
10.11		Amended and Restated Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 21, 2013
10.12	*	Extension of Employment Agreement of Richard A. Montoni, dated October 7, 2013.	Current Report on Form 8-K (File No. 1-12997)	October 7, 2013
10.13	*	Letter Agreement between Richard A. Montoni and MAXIMUS, Inc. dated March 4, 2014.	Current Report on Form 8-K (File No. 1-12997)	March 4, 2014

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
10.14		First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 9, 2015
10.15
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.
			Current Report on Form 8-K (File No. 1-12997)	October 26, 2015
10.16	*	1997 Equity Incentive Plan, as amended.	Registration Statement on Form S-8 (File No. 333-136400)	August 8, 2006
10.17	*	First Amendment to the 1997 Equity Incentive Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.18	*	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	Current Report on Form 8-K (File No. 1-12997)	June 23, 2006
10.19	*	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.	Current Report on Form 8-K (File No. 1-12997)	June 23, 2006
10.20	*	1997 Director Stock Option Plan, as amended.	Annual Report on Form 10-K (File No. 1-12997) (Exhibit 10.2)	December 22, 1997
10.21	*	1997 Employee Stock Purchase Plan, as amended.	Registration Statement on Form S-8 (File No. 333-122711)	February 10, 2005
10.22	*	2017 Equity Incentive Plan.	Registration Statement on Form S-8 (File No. 333-217657)	May 4, 2017
10.23	s
Third Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2017 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.

21.1	s	Subsidiaries of the Company.
23.1	s	Consent of Independent Registered Public Accounting Firm.
31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	❖	Section 906 Principal Executive Officer Certification.
32.2	❖	Section 906 Principal Financial Officer Certification.
99.1	s	Special Considerations and Risk Factors.
101
The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

*	Denotes management contract or compensation plan.

s	Filed herewith.

❖	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2017	MAXIMUS, INC.
	By:	/s/ RICHARD A. MONTONI
Richard A. Montoni Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. MONTONI	President, Chief Executive Officer and Director (principal executive officer)	November 20, 2017
Richard A. Montoni

/s/ RICHARD J. NADEAU	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 20, 2017
Richard J. Nadeau

/s/ PETER B. POND	Chairman of the Board of Directors	November 20, 2017
Peter B. Pond

/s/ ANNE K. ALTMAN	Director	November 20, 2017
Anne K. Altman

/s/ RUSSELL A. BELIVEAU	Director	November 20, 2017
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 20, 2017
John J. Haley

/s/ PAUL R. LEDERER	Director	November 20, 2017
Paul R. Lederer

/s/ GAYATHRI RAJAN	Director	November 20, 2017
Gayathri Rajan

/s/ RAYMOND B. RUDDY	Director	November 20, 2017
Raymond B. Ruddy

/s/ WELLINGTON E. WEBB	Director	November 20, 2017
Wellington E. Webb