Form 10-Q
period 2017-12-31
MAXIMUS INC
filed 2018-02-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

As of February 5, 2018 there were 65,223,348 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2017

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries, unless the context requires otherwise.
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

•
other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission on November 20, 2017.

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenue	$623,148	$607,564
Cost of revenue	471,188	462,746
Gross profit	151,960	144,818
Selling, general and administrative expenses	69,559	65,398
Amortization of intangible assets	2,718	3,402
Restructuring costs	—	2,242
Operating income	79,683	73,776
Interest expense	168	849
Other income, net	287	263
Income before income taxes	79,802	73,190
Provision for income taxes	19,850	26,861
Net income	59,952	46,329
Income/(loss) attributable to noncontrolling interests	861	(335)
Net income attributable to MAXIMUS	$59,091	$46,664
Basic earnings per share attributable to MAXIMUS	$0.90	$0.71
Diluted earnings per share attributable to MAXIMUS	$0.89	$0.71
Dividends paid per share	$0.045	$0.045
Weighted average shares outstanding:
Basic	65,866	65,770
Diluted	66,177	66,020
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Net income	$59,952	$46,329
Foreign currency translation adjustments	315	(9,694)
Interest rate hedge, net of income taxes of $- and $8	—	12
Comprehensive income	60,267	36,647
Comprehensive income/(loss) attributable to noncontrolling interests	861	(335)
Comprehensive income attributable to MAXIMUS	$59,406	$36,982
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,905	$166,252
Accounts receivable — billed and billable, net of reserves of $5,736 and $6,843	438,995	394,338
Accounts receivable — unbilled	30,944	36,475
Income taxes receivable	2,086	4,528
Prepaid expenses and other current assets	49,919	55,649
Total current assets	718,849	657,242
Property and equipment, net	95,931	101,651
Capitalized software, net	24,629	26,748
Goodwill	403,261	402,976
Intangible assets, net	96,138	98,769
Deferred contract costs, net	14,901	16,298
Deferred compensation plan assets	29,826	28,548
Deferred income taxes	7,679	7,691
Other assets	10,316	10,739
Total assets	$1,401,530	$1,350,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$133,408	$122,083
Accrued compensation and benefits	67,304	105,667
Deferred revenue	63,185	71,722
Income taxes payable	2,794	4,703
Other liabilities	12,565	12,091
Total current liabilities	279,256	316,266
Deferred revenue, less current portion	24,264	28,182
Deferred income taxes	25,914	20,106
Long-term debt	12,050	527
Deferred compensation plan liabilities, less current portion	34,162	30,707
Other liabilities	18,232	9,106
Total liabilities	393,878	404,894
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 65,120 and 65,137 shares issued and outstanding at December 31, 2017 and September 30, 2017, at stated amount, respectively	481,261	475,592
Accumulated other comprehensive loss	(27,304)	(27,619)
Retained earnings	547,151	492,112
Total MAXIMUS shareholders’ equity	1,001,108	940,085
Noncontrolling interests	6,544	5,683
Total equity	1,007,652	945,768
Total liabilities and equity	$1,401,530	$1,350,662

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operations:
Net income	$59,952	$46,329
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	13,719	14,562
Amortization of intangible assets	2,718	3,402
Deferred income taxes	5,707	5,910
Stock compensation expense	5,402	4,889
Change in assets and liabilities:
Accounts receivable — billed and billable	(44,381)	14,687
Accounts receivable — unbilled	5,535	(1,998)
Prepaid expenses and other current assets	6,019	6,245
Deferred contract costs	1,413	44
Accounts payable and accrued liabilities	11,387	(14,575)
Accrued compensation and benefits	(29,588)	(17,237)
Deferred revenue	(12,405)	(10,096)
Income taxes	9,642	16,902
Other assets and liabilities	2,748	2,076
Cash flows from operations	37,868	71,140
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(6,514)	(7,768)
Proceeds from the sale of a business	—	385
Other	45	43
Cash used in investing activities	(6,469)	(7,340)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(2,930)	(2,920)
Repurchases of common stock	(1,038)	(28,767)
Tax withholding related to RSU vesting	(8,529)	(9,255)
Borrowings under credit facility	59,683	65,000
Repayment of credit facility and other long-term debt	(48,156)	(80,067)
Other	—	(1,145)
Cash used in financing activities	(970)	(57,154)
Effect of exchange rate changes on cash and cash equivalents	224	(3,078)
Net increase in cash and cash equivalents	30,653	3,568
Cash and cash equivalents, beginning of period	166,252	66,199
Cash and cash equivalents, end of period	$196,905	$69,767
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	59,091	861	59,952
Foreign currency translation	—	—	315	—	—	315
Cash dividends	—	—	—	(2,930)	—	(2,930)
Dividends on RSUs	—	84	—	(84)	—	—
Repurchases of common stock	(17)	—	—	(1,038)	—	(1,038)
Stock compensation expense	—	5,402	—	—	—	5,402
Tax withholding related to RSU vesting	—	183	—	—	—	183
Balance at December 31, 2017	65,120	$481,261	$(27,304)	$547,151	$6,544	$1,007,652

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	46,664	(335)	46,329
Foreign currency translation	—	—	(9,694)	—	—	(9,694)
Interest rate hedge, net of income taxes	—	—	12	—	—	12
Cash dividends	—	—	—	(2,920)	(617)	(3,537)
Dividends on RSUs	—	88	—	(88)	—	—
Repurchases of common stock	(559)	—	—	(28,767)	—	(28,767)
Stock compensation expense	—	4,889	—	—	—	4,889
Balance at December 31, 2016	64,664	$466,656	$(45,851)	$338,460	$3,107	$762,372
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2017 and 2016

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain financial results have been reclassified to conform with our current period presentation.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2017 and 2016 and for each of the three years ended September 30, included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 20, 2017.

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended December 31,
(dollars in thousands)	2017	% (1)	2016	% (1)
Revenue:
Health Services	$352,090	100%	$340,729	100%
U.S. Federal Services	132,983	100%	141,298	100%
Human Services	138,075	100%	125,537	100%
Total	$623,148	100%	$607,564	100%
Gross profit:
Health Services	$91,056	25.9%	$78,234	23.0%
U.S. Federal Services	33,358	25.1%	37,576	26.6%
Human Services	27,546	20.0%	29,008	23.1%
Total	$151,960	24.4%	$144,818	23.8%
Selling, general and administrative expense:
Health Services	$33,416	9.5%	$28,107	8.2%
U.S. Federal Services	16,648	12.5%	19,695	13.9%
Human Services	19,495	14.1%	17,239	13.7%
Other (2)	—	NM	357	NM
Total	$69,559	11.2%	$65,398	10.8%
Operating income:
Health Services	$57,640	16.4%	$50,127	14.7%
U.S. Federal Services	16,710	12.6%	17,881	12.7%
Human Services	8,051	5.8%	11,769	9.4%
Amortization of intangible assets	(2,718)	NM	(3,402)	NM
Restructuring costs (3)	—	NM	(2,242)	NM
Other (2)	—	NM	(357)	NM
Total	$79,683	12.8%	$73,776	12.1%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
Other costs and credits relate to SG&A balances that do not relate directly to segment business activities. During the three months ended December 31, 2016 we incurred $0.4 million of legal costs pertaining to a matter which occurred in fiscal year 2009. This matter was settled in the third quarter of fiscal year 2017.

(3)	During fiscal year 2017, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 5. Supplemental disclosures" for more information.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(shares in thousands)	2017	2016
Basic weighted average shares outstanding	65,866	65,770
Dilutive effect of employee stock options and unvested RSUs	311	250
Denominator for diluted earnings per share	66,177	66,020
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
4. Income Tax

Our results for the first quarter of fiscal year 2018 benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and is effective from January 1, 2018.
Our results for the three months ended December 31, 2017 have been affected by:

•	A one-time "toll tax" on our undistributed and previously untaxed earnings in foreign locations, of approximately $9.5 million;

•	A one-time benefit from the reduction of our deferred tax liabilities of $10.6 million to reflect the new U.S. federal tax rates; and

•	A reduced provision for income taxes, which has resulted in a reduction to our expense of approximately $6.4 million, compared to our tax provision under previous law.
We are required to recognize the expected effects of the Act as of December 31, 2017. The calculations of deferred tax assets and liabilities and the toll tax are complicated by two factors:

•
Our U.S. federal income tax return for fiscal year 2017, which ended on September 30, 2017, is required to be filed on or before July 15, 2018, and certain estimates of differences between recorded amounts for financial reporting purposes and for tax reporting purposes will continue to be refined for the next several months; and

•
The “toll tax” requires the gathering of detailed information previously not required to be filed with our U.S. federal tax returns; both the IRS and U.S. Treasury Department will be providing interpretations and guidance over the next several months to assist tax payers in calculating the toll tax. In addition, many U.S. states continue to issue their interpretations of the Act, which may change our estimates of our charge.

Accordingly, the accounting for certain income tax effects of the Act is provisional. We believe that we have a reasonable basis for our estimates.
Our effective income tax rate for the three months ended December 31, 2017 was 24.9%. The net effect of our toll charge and reduction of deferred tax liabilities reduced the effective income tax rate by approximately 1.4%.
During the three months ended December 31, 2017 and 2016, we made income tax payments of $4.0 million and $3.7 million, respectively.
5. Supplemental disclosures
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the three months ended December 31, 2017, we repurchased approximately 17,000 common shares at a cost of $1.0 million. During three months ended December 31, 2016, we acquired 0.6 million common shares at a cost of $28.8 million. At December 31, 2017, $108.8 million remained available for future stock repurchases.

Our deferred compensation plan assets include $16.2 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
During the three months ended December 31, 2017, we granted 0.3 million RSUs to our employees. These awards will vest ratably over five years.
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
As part of our work for the U.S. Federal Government and many states, we allocate costs to individual projects and segments using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within Cost of Revenue now being classified as Selling, General and Administrative Expenses (SG&A). If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.2 million during the first fiscal quarter of 2018. This change in methodology did not affect our operating income.
Shareholder Lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Services project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016, and seek damages to be proved at trial. The defendants deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted. No assurances can be given that we will be successful in our defense of this action on the merits or otherwise. For these reasons, we are unable to estimate the potential loss or range of loss in this matter.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At December 31, 2017, we had U.S. Dollar borrowings of $10.0 million and Australian Dollar borrowings of $1.6 million under the credit agreement.
In addition to borrowings under the credit agreement, we have an outstanding loan of $0.6 million ($0.8 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. The loan is non-interest bearing and is repayable over 18 remaining quarterly installments.
At December 31, 2017, we held three letters of credit under our credit agreement totaling $3.1 million. Each of these letters of credit may be called by vendors or customers in the event that we default under the terms of a contract, the probability of which we believe is remote. In addition, one letter of credit totaling $1.0 million, secured with restricted cash balances, is held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of December 31, 2017. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At December 31, 2017, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
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
Interest Payments
During the three months ended December 31, 2017 and 2016, we made interest payments of less than $0.1 million and $0.6 million, respectively.
7. Recent accounting pronouncements
We are evaluating the effects of guidance issued in three significant areas of financial reporting.
In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard during our 2019 fiscal year. The standard is required to be applied either retrospectively to each prior period presented (the full retrospective approach) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (the modified retrospective approach). While we previously disclosed that we anticipated using the full retrospective approach, we have further evaluated both approaches and have concluded that we will adopt the standard using the modified retrospective approach.
We have established a cross-functional steering committee which includes representatives from across all our business and support segments. The steering committee is responsible for evaluating the impact of the standard on our operations including accounting, taxation, internal audit and financial systems. Our approach to analyzing these impacts includes reviewing our current accounting policies and practices to identify potential differences that will result from applying the requirements of the new standard to our existing contracts. We are in the process of evaluating the changes needed to our business processes, systems and controls in order to support revenue recognition and the related disclosures under the new standard. While we are still evaluating the changes that the new standard will have, we expect the standard will affect the timing of revenue recognition for certain of our variable fee contracts.
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
8. Subsequent events
On January 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on February 28, 2018 to shareholders of record on February 15, 2018.
On January 16, 2018, we announced the appointment of a new Chief Executive Officer, with Bruce L. Caswell replacing Richard A. Montoni as of April 1, 2018. Both individuals entered into new employment, confidentiality and non-compete agreements; Mr. Caswell's contract is for three years, through April 1, 2021; Mr. Montoni's is for eighteen months, through September 30, 2019.
On January 16, 2018, we announced the retirement of a member of our Board of Directors, Mayor Wellington E. Webb. Mayor Webb had previously deferred his RSU awards and, as a result, we will record a tax benefit of approximately $1.7 million during the three month period ended March 31, 2018.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission on November 20, 2017.

Business Overview
We are a leading operator of government health and human services programs worldwide. We act as a partner to governments under our mission of Helping Government Serve the People®. We use our experience, business process management expertise, innovation and technology solutions to help government agencies run effective, efficient and accountable programs.
Our company was founded in 1975 and grew both organically and through acquisitions. Beginning in 2006, we narrowed our service offerings to focus in the area of business process services (BPS) primarily in the health services and human services markets. In parallel, we divested or exited a number of non-core businesses that fell outside these two areas. Our subsequent growth was driven by the expansion of our health services business around the globe, new welfare-to-work contracts outside the United States and the growth of our business with the U.S. Federal Government. This growth has been both organic and through acquisitions.
Beginning in fiscal year 2017, we are experiencing what we believe is a slowdown due to an industry pause tied to the transition of a new presidential administration in the United States. Although the transition is occurring at the federal level, we are seeing the effects on our U.S.-based health business as many states depend upon federal funds to finance the services they provide. As a result, our short-term growth expectations were impacted by longer procurement cycles and increased delays, mostly due to policy and budget uncertainty. Further, agency staffing shortfalls tied to the slow presidential nomination process hindered the decision-making process at both the federal and the state level.
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

•
We have an active program to identify potential strategic acquisitions. Our past acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. Over the past three years, these include:

▪	In 2017, we acquired Revitalised Limited (Revitalised), a U.K. provider of digital solutions for engaging people in the areas of health, fitness and well-being.

▪	In 2016, we acquired Ascend Management Innovations, LLC (Ascend), a provider of independent, specialized health assessments and data management tools to government agencies in the U.S.

▪	In 2016, we acquired Assessments Australia, a provider of assessments that identify the support services required to help individuals succeed in a community environment.

Financial Overview
Our results for the three months ended December 31, 2017 were driven by a number of factors:

•	Organic revenue growth of 1.7% in our Health Segment, driven by our Health Assessment Advisory Service (HAAS) contract in the United Kingdom;

•	Organic revenue growth of 7.4% in our Human Services Segment, driven by our international welfare-to-work businesses, notably from increases in pass through revenue from a contract in Australia;

•	Declines in our U.S. Federal Services Segment, due to the wind down of a large subcontract;

•	The benefit of year-over-year increases in the value of foreign currencies in which we do business, most notably the British Pound; and

•	Significant income tax benefits from the Tax Cuts and Jobs Act.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2017	2016
Revenue	$623,148	$607,564
Cost of revenue	471,188	462,746
Gross profit	151,960	144,818
Gross profit percentage	24.4%	23.8%
Selling, general and administrative expenses	69,559	65,398
Selling, general and administrative expense as a percentage of revenue	11.2%	10.8%
Amortization of intangible assets	2,718	3,402
Restructuring costs	—	2,242
Operating income	79,683	73,776
Operating margin	12.8%	12.1%
Interest expense	168	849
Other income, net	287	263
Income before income taxes	79,802	73,190
Provision for income taxes	19,850	26,861
Effective tax rate	24.9%	36.7%
Net income	59,952	46,329
Income/(loss) attributable to noncontrolling interests	861	(335)
Net income attributable to MAXIMUS	$59,091	$46,664
Basic earnings per share attributable to MAXIMUS	$0.90	$0.71
Diluted earnings per share attributable to MAXIMUS	$0.89	$0.71
As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$607,564		$462,746		$144,818
Organic growth	6,684	1.1%	1,214	0.3%	5,470	3.8%
Net acquired growth	256	—%	268	0.1%	(12)	—%
Currency effect compared to the prior period	8,644	1.4%	6,960	1.5%	1,684	1.2%
Balance for respective period in fiscal year 2018	$623,148	2.6%	$471,188	1.8%	$151,960	4.9%
Organic growth in our Health Services and Human Services Segments were partially offset by declines in our U.S. Federal Services Segment. This decline was largely caused by the wind down of a large subcontract during fiscal year 2017.

Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we experienced operating efficiencies in our Health Services Segment, principally on our HAAS contract.
Our results in both the Health Services and Human Services Segments received the benefit of a year-over-year increase in the value of the foreign currencies in which we transact business, most notable from the rise in the value of the British Pound.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within Cost of Revenue now being classified as SG&A. If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.2 million during the first fiscal quarter of 2018. This change in methodology did not affect our operating income. Other increases in our SG&A costs relate to the enhancement of our IT capabilities and charges related to the rationalization of some of our administrative facilities.
Amortization charges declined between fiscal years 2017 and 2018. During fiscal year 2017, all intangible assets acquired as part of the Remploy acquisition in 2015 and the technology and trade mark assets which were acquired with our acquisition of Policy Studies, Inc. in 2012 were fully amortized. These assets had been amortized at a rate of approximately $3.1 million per year.
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
Overall, our operating income for the three months ended December 31, 2017 increased by 8.0%, compared to the comparative period, helped by improved operating performance, favorable currency fluctuations and the absence of restructuring costs.
Our interest expense is driven by borrowings from our credit facility. During the first quarter of fiscal year 2017, we were continuing to pay off the debt balance related to our acquisitions of Acentia and Ascend. Our expense during the first fiscal quarter of 2018 relates primarily to the cost of maintaining the facility as well as some borrowings to cover short-term working capital needs.
Our net income for the three months ended December 31, 2017 increased by 29%, compared to the comparative period. Our net income attributable to MAXIMUS increased by 27%. Our diluted earnings per share increased from $0.71 to $0.89. These results received a benefit from changes in our tax rates which are explained below.
Income taxes
Our results for the first quarter of fiscal year 2018 benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and is effective from January 1, 2018.
Our results for the three months ended December 31, 2017 have been affected by:

•	A one-time "toll tax" on undistributed and previously untaxed earnings in foreign locations;

•	A one-time benefit from the reduction of our deferred tax liabilities; and

•	Reduced U.S. federal income tax rates.
The Act imposes a tax on undistributed earnings of our foreign subsidiaries which were not previously remitted to, or taxed in, the United States. This has been referred to as the “toll tax.” The tax is a combination of two elements; a 15.5% charge for the earnings held in cash and an 8% charge on all other earnings. We can claim a related foreign tax credit for the income taxes paid to a foreign authority. We have recorded a toll tax charge of approximately $9.5 million, which represents our best estimate of the cost at this time. This was an increase to our tax expense in the first quarter.
The Act also reduces the basic rate of U.S. federal income tax from 35% to 21%. We have deferred tax liabilities within the United States. We have recorded a reduction to income tax expense of $10.6 million in the first quarter of fiscal year 2018 to reflect the favorable impact from the lower income tax rates.
The Act reduced our tax rate from 35% to 24.5% for fiscal year 2018 and to 21% for future fiscal years. There are other provisions which will offset this, including a limitation on the deductibility of officers' compensation and the disallowance of deductions for certain other business expenses. We estimate that our provision for income taxes for the first quarter of fiscal year 2018 was approximately $6.4 million lower as a result of lower income tax rates, offset by some other provisions in the Act but excluding the effect of the toll tax and deferred liability true-up noted above.
We have analyzed the other provisions of the Act, including the state income tax consequences, and we believe the impact will be immaterial to the Company.
We are required to recognize the effects of the Act as of December 31, 2017. Specifically we were required to remeasure the deferred tax assets and liabilities as of December 22, 2017 and calculate the expected impact of the one-time “toll tax” on the undistributed, non-previously taxed foreign earnings of our foreign subsidiaries as part of the transition to a new territorial tax regime provided for in the Act. The calculations of deferred tax assets and liabilities and the toll tax are complicated by two factors.

•
Our U.S. federal income tax return for fiscal year 2017, which ended on September 30, 2017, is required to be filed on or before July 15, 2018, and certain estimates of differences between recorded amounts for financial reporting purposes and for tax reporting purposes will continue to be refined for the next several months.

•
The “toll tax” requires the gathering of detailed information previously not required to be filed with our U.S. federal tax returns; both the IRS and U.S. Treasury Department will be providing interpretations and guidance over the next several months to assist tax payers in calculating the toll tax. In addition, many U.S. states continue to issue their interpretations of the Act, which may change our estimates of our charge.

Accordingly, the accounting for certain income tax effects of the Act is provisional. We believe that we have a reasonable basis for our estimates.
After considering the impact of U.S. tax reform our effective income tax rate for fiscal year 2018 is projected to be in the range of 26% to 28%. We anticipate the following ranges by quarter:

•	26%-27% during the second quarter of fiscal 2018;

•	28%-29% during the third quarter; and

•	26%-27% during the fourth quarter.
During our second and fourth fiscal quarters, we will receive the tax benefit from the vesting of restricted stock units (RSUs). The benefit is dependent upon the number of RSUs which vest as well as our share price on the vesting date.
We anticipate that our earnings in the full fiscal year 2018 will receive a benefit of approximately $0.35 of diluted earnings per share as a consequence of changes in tax legislation from this Act. Absent this legislation, we estimate that our diluted earnings per share for the first fiscal quarter of the year would have been $0.78.
The tax reform law in the U.S. improves our after tax cash flows in the U.S. as compared to the prior tax rates and structure and, accordingly, it is expected to improve returns from our U.S. businesses.

Health Services Segment
The Health Services Segment provides a variety of business process services, appeals and assessments as well as related consulting services, for state, provincial and national government programs. These services support a variety of government health benefit programs including Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the HAAS contract in the U.K.

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Revenue	$352,090	$340,729
Cost of revenue	261,034	262,495
Gross profit	91,056	78,234
Operating income	57,640	50,127
Gross profit percentage	25.9%	23.0%
Operating margin percentage	16.4%	14.7%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$340,729		$262,495		$78,234
Organic growth	5,710	1.7%	(6,015)	(2.3)%	11,725	15.0%
Acquired growth	256	0.1%	268	0.1%	(12)	—%
Currency effect compared to the prior period	5,395	1.6%	4,286	1.6%	1,109	1.4%
Balance for respective period in fiscal year 2018	$352,090	3.3%	$261,034	(0.6)%	$91,056	16.4%
Our revenue for the three month period ended December 31, 2017 increased by 3.3% compared to the same period in fiscal year 2017. Cost of revenue decreased by 0.6%. On a constant currency basis, our revenue and cost of revenue grew 1.8% and declined 2.2%, respectively.
This segment has a number of mature contracts, which helped drive strong operating margins in the first quarter of fiscal year 2018. In particular, our HAAS contract is a cost reimbursable contract with incentives and penalties based upon service level targets and operating efficiencies. During fiscal years 2017 and 2018, we have made steady improvements in our service delivery resulting in lower penalties and improved margins. As previously disclosed, this contract has been extended for an additional two years commencing March 1, 2018.
We have also received the benefit from the strengthening of foreign currencies, notably the British Pound, over the past twelve months, resulting in increased revenue and costs.
In prior periods, we have noted the effect of the United Kingdom Fit for Work contract, which has suffered losses resulting from activity levels significantly lower than those estimated at contract inception. In November 2017, this contract was amended. The majority of its operations will cease during the second quarter of this fiscal year. We will continue to provide a health advisory service. Although there will be some costs associated with the closure of the contract, the termination of this contract should provide some benefit to our profit margin in future quarters.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system development and software development for various U.S. civilian federal programs.

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Revenue	$132,983	$141,298
Cost of revenue	99,625	103,722
Gross profit	33,358	37,576
Operating income	16,710	17,881
Gross profit percentage	25.1%	26.6%
Operating margin percentage	12.6%	12.7%
Revenue for the three month period ended December 31, 2017 decreased by $8.3 million, or 5.9%, compared to the same period in fiscal year 2017. The corresponding decline in cost of revenue was $4.1 million, or 3.9%. All revenue, cost and profit movement between periods is organic.
Our federal business has declined primarily due to the anticipated loss of a significant subcontract in fiscal year 2017 and other contract losses. At the end of fiscal year 2017, we had anticipated a benefit from disaster relief efforts; however, in late November 2017, we were informed that these support efforts would be reduced. Accordingly, we anticipate that our revenue will decline in the second fiscal quarter of 2018. Our full year revenue is expected to be lower than in fiscal year 2017.
The brief U.S. Federal Government shutdown last month had minimal impact to our federal operations. More than 90% of our staff assigned to federal contracts were deemed essential and reported to work as planned. If another shutdown occurs, we would expect a similar level of staff will be sidelined.
Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other Human Services programs. Approximately 70% of our revenue in this segment was earned in foreign jurisdictions.

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Revenue	$138,075	$125,537
Cost of revenue	110,529	96,529
Gross profit	27,546	29,008
Operating income	8,051	11,769
Gross profit percentage	20.0%	23.1%
Operating margin percentage	5.8%	9.4%
Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2017 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$125,537		$96,529		$29,008
Organic growth	9,288	7.4%	11,326	11.7%	(2,038)	(7.0)%
Currency effect compared to the prior period	3,250	2.6%	2,674	2.8%	576	2.0%
Balance for respective period in fiscal year 2018	$138,075	10.0%	$110,529	14.5%	$27,546	(5.0)%
Revenue for the three month period ended December 31, 2017 increased 10% compared to the same period in fiscal year 2017. Cost of revenue increased by 15%.

The majority of the changes in organic revenue and costs stem from our welfare-to-work operations in Australia. Our new jobactive contract was in ramp-up in early fiscal year 2017 and, although it enjoys higher revenues than its predecessor contract, operates at a lower profit margin. The new contract also includes a large quantity of pass-through revenue for discretionary services for which we are reimbursed on a cost basis. This, coupled with start-up losses on new contracts, reduced the profit margin for this segment.
The strengthening of the Australian Dollar and the British Pound, compared to the first quarter of fiscal year 2017, also resulted in increases to our revenue and cost of revenue.

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
To supplement our operating cash flows, we maintain and utilize our credit facility. We used this facility to fund our acquisitions of Acentia and Ascend, as well as short-term borrowings to cover some immediate working capital needs. At December 31, 2017, we had borrowings of $11.6 million under the credit facility. In September 2017, we extended the life of our credit facility to September 2022, which allows us to borrow up to $400 million, subject to standard covenants. We believe our cash flows from operations should be sufficient to meet our day-to-day requirements for the foreseeable future.
We hold significant cash balances in foreign locations. We mitigate our risk against foreign currency fluctuations by keeping much of these funds in accounts denominated in the United States Dollar. Prior to the passage of the Tax Cuts and Jobs Act (the Act), these funds could not be used within the United States without incurring an incremental tax charge and, accordingly, we had elected to keep these funds indefinitely reinvested in foreign locations. With the passage of the Act, we are evaluating our alternatives to remit these funds to the United States. It is our intention to move substantially all of our cash not required for local working capital needs to the U.S., provided we are able to do so in a tax efficient manner.
Our cash balances were held in the following locations and denominations (in thousands of U.S. Dollars):

As of December 31, 2017
U.S. Dollar denominated funds held in the United States	$61,888
U.S. Dollar denominated funds held in foreign locations	61,013
Funds held in foreign locations in local currencies	74,004
Cash and cash equivalents	$196,905
Our priorities for cash utilization remain unchanged. We intend to:

•	Actively pursue new growth opportunities, including strategic acquisitions, business development and investments in technology and innovation to assist organic growth;

•	Maintain our quarterly dividend program; and

•	Make repurchases of our own shares where opportunities arise to do so.
Our growth opportunities include our commitment to investing in new digital technologies, including the related people and processes required, to enhance returns in all our businesses.

Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Net cash provided by/(used in):
Operations	$37,868	$71,140
Investing activities	(6,469)	(7,340)
Financing activities	(970)	(57,154)
Effect of exchange rate changes on cash and cash equivalents	224	(3,078)
Net increase in cash and cash equivalents	$30,653	$3,568
Cash flows from operations were $37.9 million for the three months ended December 31, 2017, compared to $71.1 million in the prior fiscal year. The principal cause of this decline was lower cash payments from customers, principally within the United States.
We use the performance indicator of Days Sales Outstanding, or DSO, to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and we have typically stayed towards the lower end of this range in recent years. At September 30, 2017, our DSO were 63 days, which represented an unusually low balance. At December 31, 2017 our DSO were 69 days. This balance is consistent with that at December 31, 2016 of 70 days. Our cash receipts during the first fiscal quarter of the year are typically slower than those in later quarters owing primarily to the number of national holidays. In fiscal year 2017, this did not significantly affect our cash flows as a number of payments from customers anticipated in September 2016 arrived in the following month and provided a benefit to our fiscal year 2017 cash flows. Conversely, our cash collections were stronger than anticipated in September 2017, resulting in lower cash receipts in our first fiscal quarter of 2018.
Cash used in investing activities for the three months ended December 31, 2017 was $6.5 million compared to $7.3 million in the comparative period. In fiscal year 2017, we received $0.4 million from the sale of our K-12 education business.
Cash flows from financing activities in the three months ended December 31, 2017 included net borrowings of $11.5 million of our debt, offset by a payment of $8.5 million related to our employees' income tax obligations from the vesting of restricted stock units, which occurs in September. Our comparative period in fiscal year 2017 included repurchases of our common stock of $28.8 million.
We anticipate that our cash flows from operations and free cash flow will receive a benefit of approximately $25 million in fiscal year 2018 as a result of the Tax Cuts and Jobs Act.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(dollars in thousands)	2017	2016
Cash flows from operations	$37,868	$71,140
Purchases of property and equipment and capitalized software costs	(6,514)	(7,768)
Free cash flow	$31,354	$63,372

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
During the three months ended December 31, 2017, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 which was filed with the Securities and Exchange Commission on November 20, 2017.
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
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current year revenue excluding revenue from these acquisitions to our prior year revenue.
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
As noted above, we have access to a $400 million credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA as follows:

	Three Months Ended December 31,		Trailing Twelve Months Ended December 31,
(dollars in thousands)	2017	2016	2017	2016
Net income attributable to MAXIMUS	$59,091	$46,664	$221,853	$198,417
Interest expense net of interest income	(258)	746	(625)	3,412
Provision of income taxes	19,850	26,861	95,042	116,623
Amortization of intangible assets	2,718	3,402	11,524	13,630
Stock compensation expense	5,402	4,889	21,878	19,308
Acquisition-related expenses	—	—	83	786
Gain on sale of a business	—	—	(650)	(6,880)
Adjusted EBITA	86,803	82,562	349,105	345,296
Depreciation and amortization of property, plant, equipment and capitalized software	13,719	14,562	54,926	60,019
Adjusted EBITDA	$100,522	$97,124	$404,031	$405,315

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At December 31, 2017 and September 30, 2017, we held net assets denominated in currencies other than the U.S. Dollar of $156.3 million and $186.8 million, respectively. Of these balances, cash and cash equivalents comprised $74.0 million and $63.7 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	December 31, 2017	September 30, 2017
Comprehensive income attributable to MAXIMUS	$(15,630)	$(18,680)
Net decrease in cash and cash equivalents	7,400	6,367
Where possible, we identify surplus funds in foreign locations and place them into entities with the United States Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our credit facility when we utilize it. At December 31, 2017, we had borrowings of $11.6 million and, accordingly, limited exposure to interest rate fluctuations. Our interest income will be driven by our use and deployment of funds as well as interest rates in the locations where we hold funds.
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
Shareholder Lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Services project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016, and seek damages to be proved at trial. The defendants deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted. No assurances can be given that we will be successful in our defense of this action on the merits or otherwise. For these reasons, we are unable to estimate the potential loss or range of loss in this matter.
Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2017 should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2017 which was filed with the Securities and Exchange Commission on November 20, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)     The following table sets forth information regarding repurchases of common stock that we made during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2017 - October 31, 2017	—		—	$109,879
November 1, 2017 - November 30, 2017	16,400	$63.24	16,400	108,842
December 1, 2017 - December 31, 2017	—		—	108,842
Total	16,400		16,400
______________________________________________

(1)
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

Item 6.                       Exhibits.

Incorporated by reference herein
Exhibit No.		Description	Form	Date

10.1	*	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and MAXIMUS, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018

10.2	*	Amended and Restated Employment, Non-Compete and Confidentiality Agreement between Richard A. Montoni and MAXIMUS, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

*	Denotes management contract or compensation plan.

s	Filed herewith.

❖	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: February 8, 2018	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)