Form 10-Q
period 2018-03-31
MAXIMUS INC
filed 2018-05-10
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018 there were 65,242,950 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2018

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and actual or liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage capital investments and startup costs incurred before receiving related contract payments;

•	our ability to adapt to changing market conditions;

•	our ability to successfully implement digital enhancements and other technologies into our operations;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties, suspension, debarment and other sanctions;

•	the costs and outcome of litigation;

•	our ability to identify and successfully complete acquisitions on favorable terms;

•	difficulties in integrating or achieving projected revenues and earnings for acquired businesses;

•	matters related to business we have disposed of or divested;

•	the effect of changes in laws, including tax laws and the implementation of regulations, guidance and interpretations thereunder; and

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$612,787	$622,047	$1,235,935	$1,229,611
Cost of revenue	463,984	469,730	935,172	932,476
Gross profit	148,803	152,317	300,763	297,135
Selling, general and administrative expenses	72,559	68,596	142,118	133,994
Amortization of intangible assets	2,603	3,386	5,321	6,788
Restructuring costs	2,320	—	2,320	2,242
Operating income	71,321	80,335	151,004	154,111
Interest expense	157	744	325	1,593
Other income, net	1,392	417	1,679	680
Income before income taxes	72,556	80,008	152,358	153,198
Provision for income taxes	17,450	26,911	37,300	53,772
Net income	55,106	53,097	115,058	99,426
(Loss)/income attributable to noncontrolling interests	(386)	582	475	247
Net income attributable to MAXIMUS	$55,492	$52,515	$114,583	$99,179
Basic earnings per share attributable to MAXIMUS	$0.84	$0.80	$1.74	$1.51
Diluted earnings per share attributable to MAXIMUS	$0.84	$0.80	$1.73	$1.50
Dividends paid per share	$0.045	$0.045	$0.09	$0.09
Weighted average shares outstanding:
Basic	65,856	65,549	65,857	65,669
Diluted	66,268	65,947	66,223	65,989
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income	$55,106	$53,097	$115,058	$99,426
Foreign currency translation adjustments	2,869	5,623	3,184	(4,071)
Interest rate hedge, net of income taxes of $-, $5, $- and $(3), respectively	—	(7)	—	5
Comprehensive income	57,975	58,713	118,242	95,360
Comprehensive (loss)/income attributable to noncontrolling interests	(386)	582	475	247
Comprehensive income attributable to MAXIMUS	$58,361	$58,131	$117,767	$95,113
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$253,227	$166,252
Accounts receivable — billed and billable, net of reserves of $4,356 and $6,843	415,008	394,338
Accounts receivable — unbilled	41,202	36,475
Income taxes receivable	1,677	4,528
Prepaid expenses and other current assets	47,918	55,649
Total current assets	759,032	657,242
Property and equipment, net	90,741	101,651
Capitalized software, net	22,601	26,748
Goodwill	405,082	402,976
Intangible assets, net	94,109	98,769
Deferred contract costs, net	14,673	16,298
Deferred compensation plan assets	29,703	28,548
Deferred income taxes	7,625	7,691
Other assets	6,934	10,739
Total assets	$1,430,500	$1,350,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,589	$122,083
Accrued compensation and benefits	81,833	105,667
Deferred revenue	52,743	71,722
Income taxes payable	11,652	4,703
Other liabilities	13,534	12,091
Total current liabilities	279,351	316,266
Deferred revenue, less current portion	23,802	28,182
Deferred income taxes	10,997	20,106
Deferred compensation plan liabilities, less current portion	30,904	30,707
Other liabilities	19,118	9,633
Total liabilities	364,172	404,894
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 65,243 and 65,137 shares issued and outstanding at March 31, 2018 and September 30, 2017, at stated amount, respectively	487,385	475,592
Accumulated other comprehensive loss	(24,435)	(27,619)
Retained earnings	599,630	492,112
Total MAXIMUS shareholders’ equity	1,062,580	940,085
Noncontrolling interests	3,748	5,683
Total equity	1,066,328	945,768
Total liabilities and equity	$1,430,500	$1,350,662

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operations:
Net income	$115,058	$99,426
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	27,074	29,967
Amortization of intangible assets	5,321	6,788
Deferred income taxes	(9,179)	(5,721)
Stock compensation expense	11,324	10,234
Change in assets and liabilities:
Accounts receivable — billed and billable	(18,522)	10,030
Accounts receivable — unbilled	(4,730)	(3,445)
Prepaid expenses and other current assets	8,526	7,512
Deferred contract costs	1,794	998
Accounts payable and accrued liabilities	(3,171)	(17,719)
Accrued compensation and benefits	(15,391)	(6,293)
Deferred revenue	(23,789)	(15,853)
Income taxes	18,634	20,715
Other assets and liabilities	3,620	209
Cash flows from operations	116,569	136,848
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(13,175)	(12,975)
Acquisition of part of noncontrolling interest	(157)	—
Proceeds from the sale of a business	—	385
Other	183	218
Cash used in investing activities	(13,149)	(12,372)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(5,865)	(5,837)
Repurchases of common stock	(1,038)	(28,858)
Tax withholding related to RSU vesting	(8,529)	(9,267)
Borrowings under credit facility	124,683	135,000
Repayment of credit facility and other long-term debt	(124,752)	(184,828)
Other	(2,130)	(1,145)
Cash used in financing activities	(17,631)	(94,935)
Effect of exchange rate changes on cash and cash equivalents	1,186	(878)
Net increase in cash and cash equivalents	86,975	28,663
Cash and cash equivalents, beginning of period	166,252	66,199
Cash and cash equivalents, end of period	$253,227	$94,862
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	114,583	475	115,058
Foreign currency translation	—	—	3,184	—	—	3,184
Cash dividends	—	—	—	(5,865)	(2,129)	(7,994)
Dividends on RSUs	—	162	—	(162)	—	—
Repurchases of common stock	(17)	—	—	(1,038)	—	(1,038)
Stock compensation expense	—	11,324	—	—	—	11,324
Tax withholding related to RSU vesting	—	183	—	—	—	183
RSUs vested	123	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	124	—	—	(281)	(157)
Balance at March 31, 2018	65,243	$487,385	$(24,435)	$599,630	$3,748	$1,066,328

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	99,179	247	99,426
Foreign currency translation	—	—	(4,071)	—	—	(4,071)
Interest rate hedge, net of income taxes	—	—	5	—	—	5
Cash dividends	—	—	—	(5,837)	(617)	(6,454)
Dividends on RSUs	—	174	—	(174)	—	—
Repurchases of common stock	(558)	—	—	(28,858)	—	(28,858)
Stock compensation expense	—	10,234	—	—	—	10,234
Tax withholding related to RSU vesting	—	(12)	—	—	—	(12)
RSUs vested	157	—	—	—	—	—
Balance at March 31, 2017	64,822	$472,075	$(40,235)	$387,881	$3,689	$823,410
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2018 and 2017

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain financial results have been reclassified to conform with our current period presentation.
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

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Revenue:
Health Services	$365,633	100%	$348,994	100%	$717,723	100%	$689,723	100%
U.S. Federal Services	116,327	100%	145,370	100%	249,310	100%	286,668	100%
Human Services	130,827	100%	127,683	100%	268,902	100%	253,220	100%
Total	$612,787	100%	$622,047	100%	$1,235,935	100%	$1,229,611	100%
Gross profit:
Health Services	$98,207	26.9%	$86,454	24.8%	$189,263	26.4%	$164,688	23.9%
U.S. Federal Services	27,374	23.5%	36,571	25.2%	60,732	24.4%	74,147	25.9%
Human Services	23,222	17.8%	29,292	22.9%	50,768	18.9%	58,300	23.0%
Total	$148,803	24.3%	$152,317	24.5%	$300,763	24.3%	$297,135	24.2%
Selling, general and administrative expense:
Health Services	$35,190	9.6%	$29,914	8.6%	$68,606	9.6%	$58,021	8.4%
U.S. Federal Services	17,540	15.1%	18,927	13.0%	34,188	13.7%	38,622	13.5%
Human Services	19,829	15.2%	19,663	15.4%	39,324	14.6%	36,902	14.6%
Other (2)	—	NM	92	NM	—	NM	449	NM
Total	$72,559	11.8%	$68,596	11.0%	$142,118	11.5%	$133,994	10.9%
Operating income:
Health Services	$63,017	17.2%	$56,540	16.2%	$120,657	16.8%	$106,667	15.5%
U.S. Federal Services	9,834	8.5%	17,644	12.1%	26,544	10.6%	35,525	12.4%
Human Services	3,393	2.6%	9,629	7.5%	11,444	4.3%	21,398	8.5%
Amortization of intangible assets	(2,603)	NM	(3,386)	NM	(5,321)	NM	(6,788)	NM
Restructuring costs (3)	(2,320)	NM	—	NM	(2,320)	NM	(2,242)	NM
Other (2)	—	NM	(92)	NM	—	NM	(449)	NM
Total	$71,321	11.6%	$80,335	12.9%	$151,004	12.2%	$154,111	12.5%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
Other costs and credits relate to SG&A balances that do not relate directly to segment business activities. During the six months ended March 31, 2017 we incurred $0.4 million of legal costs pertaining to a matter which occurred in fiscal year 2009.

(3)	During fiscal years 2018 and 2017, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 5. Supplemental disclosures" for more information.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2018	2017	2018	2017
Basic weighted average shares outstanding	65,856	65,549	65,857	65,669
Dilutive effect of employee stock options and unvested RSUs	412	398	366	320
Denominator for diluted earnings per share	66,268	65,947	66,223	65,989
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
4. Income Tax

Our results for the three and six months ended March 31, 2018 benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and was effective from January 1, 2018.
Our results for the six months ended March 31, 2018 were affected by:

•	A one-time "toll tax" on our undistributed and previously untaxed earnings in foreign locations, of approximately $9.5 million, recorded in the three months ended December 31, 2017;

•
A one-time benefit from the reduction of our deferred tax liabilities of $11.7 million, of which $1.1 million was recorded in the three months ended March 31, 2018, to reflect the new U.S. federal tax rates; and

•
A reduced provision for income taxes to reflect the new lower U.S. corporate tax rates of approximately $12.8 million for the six months ended March 31, 2018, split evenly between both quarters, compared to our tax provision under previous law.

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
Our effective income tax rate for the three and six months ended March 31, 2018 was 24.1% and 24.5%, respectively, compared to our effective income tax rate for the three and six months ended March 31, 2017 of 33.6% and 35.1%, respectively. The net effect of our toll charge and reduction of deferred tax liabilities reduced the effective income tax rate by approximately 1.5% and 1.4% for the three and six months ended March 31, 2018, respectively.
During the six months ended March 31, 2018 and 2017, we made income tax payments of $28.5 million and $38.8 million, respectively.

5. Supplemental disclosures
Under a resolution adopted in August 2015, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the six months ended March 31, 2018, we repurchased approximately 17,000 common shares at a cost of $1.0 million. During the six months ended March 31, 2017, we acquired 0.6 million common shares at a cost of $28.9 million. At March 31, 2018, $108.8 million remained available for future stock repurchases.
Our deferred compensation plan assets include $16.3 million invested in mutual funds that have quoted prices in active markets. These assets are recorded at fair value with changes in fair value being recorded in the Statement of Operations.
During the six months ended March 31, 2018, we granted 0.3 million RSUs to our employees. These awards will vest ratably over five years. During the three months ended March 31, 2018, we granted approximately 22,000 RSU's to members of our Board of Directors. These awards vest over one year.
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
During the six months ended March 31, 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. During the six months ended March 31, 2017, we recorded restructuring costs of $2.2 million, principally severance expenses. During the three and six months ended March 31, 2018, we recorded additional restructuring costs of $2.3 million.
As part of our work for the U.S. Federal Government and many states, we allocate costs to individual projects and segments using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within Cost of Revenue now being classified as Selling, General and Administrative Expenses (SG&A). If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.3 million and $2.5 million during the three and six months ended March 31, 2018, respectively. This change in methodology did not affect our operating income.
Securities Class Action Lawsuit
On August 4, 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Services project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016, and seeks damages to be proved at trial. We deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted and we are unable to estimate the potential loss or range of loss.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At March 31, 2018, we had no borrowings under the credit agreement.
At March 31, 2018, we held three letters of credit under our credit agreement totaling $2.7 million. Each of these letters of credit may be called by vendors or customers in the event that we default under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of March 31, 2018. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At March 31, 2018, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
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
Interest Payments
During the six months ended March 31, 2018 and 2017, we made interest payments of less than $0.1 million and $1.6 million, respectively.
7. Recent accounting pronouncements
We are evaluating the effects of guidance issued in three significant areas of financial reporting.
In May 2014, the Financial Accounting Standards Board (the FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard at the beginning of our 2019 fiscal year. The standard is required to be applied either retrospectively to each prior period presented (the full retrospective approach) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (the modified retrospective approach). While we previously disclosed that we anticipated using the full retrospective approach, we have further evaluated both approaches and have concluded that we will adopt the standard using the modified retrospective approach.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. This standard is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements. This approach also provides practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. We will adopt this standard at the beginning of our 2020 fiscal year. We are currently evaluating the likely effects on our business.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change the manner of the calculation of any resulting impairment. Under existing guidance, we would calculate goodwill for each of our reporting units by calculating the fair value of all existing assets and liabilities within that reporting unit and comparing this to the fair value of the reporting unit; to the extent that this difference is less than our existing goodwill balance related to that reporting unit, we would record an impairment. The new standard will require us to calculate goodwill based upon the difference between the fair value and reported value of a reporting unit. This standard would be effective for our 2021 fiscal year, although early adoption is permitted. The impact of the new standard will depend on the outcomes of future goodwill impairment tests.
With the exception of the new accounting standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company's consolidated financial statements.
8. Subsequent events
On April 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on May 31, 2018 to shareholders of record on May 15, 2018.

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
We are continuing to see procurement delays and postponements within government both in the U.S. and abroad. In addition, agency staffing shortfalls within the U.S. have hindered the decision-making process at the federal level, creating follow-on delays at the state level. Our short-term growth expectations continue to be impacted by longer procurement cycles and increased delays.
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

•
We have an active program to identify potential strategic acquisitions. Our past acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. Over the past three years, these include:

▪	In 2017, we acquired Revitalised Limited (Revitalised), a U.K. provider of digital solutions for engaging people in the areas of health, fitness and wellbeing.

▪	In 2016, we acquired Ascend Management Innovations, LLC (Ascend), a provider of independent, specialized health assessments and data management tools to government agencies in the U.S.

▪	In 2015, we acquired Assessments Australia, a provider of assessments that identify the support services required to help individuals succeed in a community environment.
Financial Overview
Our results for the three and six months ended March 31, 2018 were driven by a number of factors, including:

•	Significant income tax benefits from the Tax Cuts and Jobs Act;

•	Declines in revenue and profit margins in our U.S. Federal Services Segment, principally due to contracts ending and, to a lesser extent, the renegotiation of a subcontract;

•	Benefits in our Health Services Segment from certain contracts, including the Health Assessment Advisory Service (HAAS) contract;

•	Reduced margins in our Human Services Segment due to a contract extension that was not signed during the second quarter, as well as lower volumes on a small contract outside the U.S.;

•	Restructuring costs in our U.K. Human Services business as mainstream employment services programs come to their expected end. This is expected to provide benefits in future quarters; and

•	The benefit of year-over-year increases in the value of foreign currencies in which we do business, most notably the British Pound.
Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenue	$612,787	$622,047	$1,235,935	$1,229,611
Cost of revenue	463,984	469,730	935,172	932,476
Gross profit	148,803	152,317	300,763	297,135
Gross profit percentage	24.3%	24.5%	24.3%	24.2%
Selling, general and administrative expenses	72,559	68,596	142,118	133,994
Selling, general and administrative expense as a percentage of revenue	11.8%	11.0%	11.5%	10.9%
Amortization of intangible assets	2,603	3,386	5,321	6,788
Restructuring costs	2,320	—	2,320	2,242
Operating income	71,321	80,335	151,004	154,111
Operating margin	11.6%	12.9%	12.2%	12.5%
Interest expense	157	744	325	1,593
Other income, net	1,392	417	1,679	680
Income before income taxes	72,556	80,008	152,358	153,198
Provision for income taxes	17,450	26,911	37,300	53,772
Effective tax rate	24.1%	33.6%	24.5%	35.1%
Net income	55,106	53,097	115,058	99,426
(Loss)/income attributable to noncontrolling interests	(386)	582	475	247
Net income attributable to MAXIMUS	$55,492	$52,515	$114,583	$99,179
Basic earnings per share attributable to MAXIMUS	$0.84	$0.80	$1.74	$1.51
Diluted earnings per share attributable to MAXIMUS	$0.84	$0.80	$1.73	$1.50

As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$622,047		$469,730		$152,317
Organic effect	(24,158)	(3.9)%	(17,302)	(3.7)%	(6,856)	(4.5)%
Acquired growth	464	0.1%	274	0.1%	190	0.1%
Currency effect compared to the prior period	14,434	2.3%	11,282	2.4%	3,152	2.1%
Balance for respective period in fiscal year 2018	$612,787	(1.5)%	$463,984	(1.2)%	$148,803	(2.3)%
Revenue for the three months ended March 31, 2018 decreased 1.5% compared to the same period in fiscal year 2017. Our cost of revenue decreased by 1.2% for the same period. The declines impacting revenue and cost of revenue were primarily due to contracts ending in the U.S. Federal Services Segment, partially offset by organic growth in the Health Services Segment.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we experienced operating efficiencies in our Health Services Segment.
Our acquired growth represents the performance of the Revitalised business, which was purchased in July 2017.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$1,229,611		$932,476		$297,135
Organic effect	(17,474)	(1.4)%	(16,089)	(1.7)%	(1,385)	(0.5)%
Acquired growth	721	0.1%	542	0.1%	179	0.1%
Currency effect compared to the prior period	23,077	1.9%	18,243	2.0%	4,834	1.6%
Balance for respective period in fiscal year 2018	$1,235,935	0.5%	$935,172	0.3%	$300,763	1.2%
The factors impacting revenue and cost of revenue for the six months are similar to those affecting the fiscal quarter.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within Cost of Revenue now being classified as SG&A. If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.3 million and $2.5 million during the three and six months ended March 31, 2018, respectively. This change in methodology did not affect our operating income. Other increases in our SG&A costs relate to the enhancement of our IT capabilities and charges related to the rationalization of some of our administrative facilities.
Amortization charges declined between fiscal years 2017 and 2018. During fiscal year 2017, all intangible assets acquired as part of the Remploy acquisition in 2015 and the technology and trademark assets which were acquired with our acquisition of Policy Studies, Inc. in 2012 were fully amortized. These assets had been amortized at a rate of approximately $3.1 million per year.
During fiscal year 2017, we began restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy and to address changes in the employment services market as mainstream employment services programs come to an expected end and government focuses on more specialized health and employment programs supporting people with disabilities and other vulnerable populations. We recorded restructuring costs of $2.2 million for the six months ended March 31, 2017. During the three and six months ended March 31, 2018, we recorded additional restructuring costs of $2.3 million. This restructuring, which was principally caused by severance costs, is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through a reduction in income attributable to noncontrolling interests.
Overall, our operating income for the three and six months ended March 31, 2018 decreased by 11.2% and 2.0%, respectively, compared to the same periods last year.
Our interest expense is driven by borrowings from our credit facility. During the first half of fiscal year 2017, we were continuing to pay off the debt balance related to our acquisitions of Acentia and Ascend. Our expense during the three and six months ended March 31, 2018 relates primarily to the cost of maintaining the facility as well as some borrowings to cover short-term working capital needs.
Our net income for the three and six months ended March 31, 2018 increased by 3.8% and 16%, compared to the corresponding periods last year. Our net income attributable to MAXIMUS increased by 5.7% and 16%, respectively. These results received a benefit from changes in our tax rates due to the lower U.S. corporate income tax rates as explained below.
Income taxes
Our results for the first quarter of fiscal year 2018 benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and is effective from January 1, 2018.
Our results for the six months ended March 31, 2018 have been affected by:

•	A one-time "toll tax" on undistributed and previously untaxed earnings in foreign locations;

•	A one-time benefit from the reduction of our deferred tax liabilities; and

•	Reduced U.S. federal income tax rates.
The Act imposes a tax on undistributed earnings of our foreign subsidiaries which were not previously remitted to, or taxed in, the United States. This has been referred to as the “toll tax.” The tax is a combination of two elements; a 15.5% charge for the earnings held in cash and an 8% charge on all other earnings. We can claim a related foreign tax credit for the income taxes paid to a foreign authority. We have recorded a toll tax charge of approximately $9.5 million, which represents our best estimate of the cost at this time. This was an increase to our tax expense.
The Act also reduces the basic rate of U.S. federal income tax from 35% to 21%. We have deferred tax liabilities within the United States. We recorded a reduction to income tax expense of $10.6 million in the first quarter of fiscal year 2018 and revised this figure by $1.1 million to $11.7 million in the second quarter of fiscal year 2018 to reflect the favorable impact from the lower income tax rates.
The Act reduced our tax rate from 35% to 24.5% for fiscal year 2018 and to 21% for future fiscal years. There are other provisions which will offset this, including a limitation on the deductibility of officers' compensation and the disallowance of deductions for certain other business expenses. We estimate that our provision for income taxes for each of the first two quarters of fiscal year 2018 was approximately $6.4 million lower as a result of lower income tax rates for a total of $12.8 million, offset by some other provisions in the Act but excluding the effect of the toll tax and deferred liability true-up noted above.
We have analyzed the other provisions of the Act, including the state income tax consequences.
We were required to recognize the effects of the Act as of December 31, 2017. Specifically we were required to remeasure the deferred tax assets and liabilities as of December 22, 2017 and calculate the expected impact of the one-time “toll tax” on the undistributed, non-previously taxed foreign earnings of our foreign subsidiaries as part of the transition to a new territorial tax regime provided for in the Act. The calculations of deferred tax assets and liabilities and the toll tax are complicated by two factors.

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
After considering the impact of U.S. tax reform our effective income tax rate for fiscal year 2018 is projected to be in the range of 25% to 27%. We anticipate an effective tax rate between 26% and 28% during the third fiscal quarter and between 25% and 26% for the fourth fiscal quarter of 2018, respectively. The toll tax is payable over eight years and, accordingly, has been recorded as a long-term liability on our balance sheet.
During our second and fourth fiscal quarters, we receive the tax benefit from the vesting of restricted stock units (RSUs). The benefit is dependent upon the number of RSUs which vest as well as our share price on the vesting date.
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
Health Services Segment
The Health Services Segment provides a variety of business process services and appeals and assessments for state, provincial and national government programs. These services support a variety of government health benefit programs including Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the HAAS contract in the U.K.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$365,633	$348,994	$717,723	$689,723
Cost of revenue	267,426	262,540	528,460	525,035
Gross profit	98,207	86,454	189,263	164,688
Operating income	63,017	56,540	120,657	106,667
Gross profit percentage	26.9%	24.8%	26.4%	23.9%
Operating margin percentage	17.2%	16.2%	16.8%	15.5%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$348,994		$262,540		$86,454
Organic effect	6,428	1.8%	(2,809)	(1.1)%	9,237	10.7%
Acquired growth	464	0.1%	274	0.1%	190	0.2%
Currency effect compared to the prior period	9,747	2.8%	7,421	2.8%	2,326	2.7%
Balance for respective period in fiscal year 2018	$365,633	4.8%	267,426	1.9%	98,207	13.6%
Our revenue for the three month period ended March 31, 2018 increased by 4.8% compared to the same period in fiscal year 2017, driven by organic growth and the effects of currency. Cost of revenue increased by 1.9%. On a constant currency basis, our Health Services Segment revenue and cost of revenue grew 1.9% and declined 1.0%, respectively.
The majority of the changes in revenue and costs are attributable to a number of factors.

•
This segment has a number of mature contracts, which helped drive an increase in operating margins in both the three and six month periods ended March 31, 2018. In particular, our HAAS contract, which is a cost reimbursable contract with incentives and penalties based upon service level targets and operating efficiencies, achieved certain full-year service level targets for contract year three that ended on February 28, 2018. As previously disclosed, this contract was extended for an additional two years commencing March 1, 2018 and under the terms of the extension we expect the contract will generate a lower profit margin.

•
In addition, the majority of the Fit for Work operations ceased during the second quarter of this fiscal year, due to the previously disclosed contract amendment that was completed in November 2017. This resulted in some incremental benefit from the acceleration of revenue, offset by costs of exiting the program. We expect to incur some additional costs in the third quarter of this fiscal year. Although there will be some costs associated with the closure of the contract, the termination of this contract should provide some benefit to our profit margin in future quarters.

•	We also received the benefit from the strengthening of foreign currencies, notably the British Pound, over the past twelve months, resulting in increased revenue and costs.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$689,723		$525,035		$164,688
Organic effect	12,139	1.8%	(8,824)	(1.7)%	20,963	12.7%
Acquired growth	721	0.1%	542	0.1%	179	0.1%
Currency effect compared to the prior period	15,140	2.2%	11,707	2.2%	3,433	2.1%
Balance for respective period in fiscal year 2018	$717,723	4.1%	$528,460	0.7%	$189,263	14.9%
Our revenue for the six month period ended March 31, 2018 increased by 4.1% compared to the same period in fiscal year 2017. Cost of revenue increased by 0.7%. On a constant currency basis, our Health Services Segment revenue and cost of revenue grew 1.9% and declined 1.6%, respectively.

The factors impacting revenue and cost of revenue for the six months are similar to those affecting the fiscal quarter.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system and software development and maintenance services for various U.S. federal civilian programs.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$116,327	$145,370	$249,310	$286,668
Cost of revenue	88,953	108,799	188,578	212,521
Gross profit	27,374	36,571	60,732	74,147
Operating income	9,834	17,644	26,544	35,525
Gross profit percentage	23.5%	25.2%	24.4%	25.9%
Operating margin percentage	8.5%	12.1%	10.6%	12.4%
Revenue for the three and six month periods ended March 31, 2018 decreased by 20% and 13%, compared to the same periods in fiscal year 2017, respectively. The corresponding decline in cost of revenue was 18% and 11%, respectively. All revenue, cost and profit movement between periods is organic.
The majority of the changes in revenue and costs are attributable to a couple of factors.

•
Our federal business has declined primarily due to contracts ending. Many of these contracts had reached their expected conclusion and included some non-recurring, temporary work. Some contract rebids were offered only to small businesses, which precluded us from offering our services. At the end of fiscal year 2017, we had anticipated a benefit from disaster relief efforts; however, in late November 2017, we were informed that these support efforts would be less than we had anticipated.

•
The decline was also due, but to a lesser extent, to the renegotiation of a contract with one or our subcontractors on a large business process outsourcing (BPO) contract. Under the new agreement, we will assume responsibility for the majority of the work that was previously performed by the subcontractor. In amending our relationship with the subcontractor, we incurred charges of approximately $2.9 million, which are not anticipated to recur. We anticipate we will record savings on this contract immediately and will increase revenue and profit contributions from this contract in future years.

Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other human services programs. Approximately 70% of our revenue in this segment was earned in foreign jurisdictions.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$130,827	$127,683	$268,902	$253,220
Cost of revenue	107,605	98,391	218,134	194,920
Gross profit	23,222	29,292	50,768	58,300
Operating income	3,393	9,629	11,444	21,398
Gross profit percentage	17.8%	22.9%	18.9%	23.0%
Operating margin percentage	2.6%	7.5%	4.3%	8.5%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$127,683		$98,391		$29,292
Organic effect	(1,543)	(1.2)%	5,353	5.4%	(6,896)	(23.5)%
Currency effect compared to the prior period	4,687	3.7%	3,861	3.9%	826	2.8%
Balance for respective period in fiscal year 2018	$130,827	2.5%	107,605	9.4%	23,222	(20.7)%
Our revenue for the three month period ended March 31, 2018 increased by 2.5% compared to the same period in fiscal year 2017. Cost of revenue increased by 9.4%. On a constant currency basis, our revenue and cost of revenue declined 1.2% and grew 5.4%, respectively.
The majority of the changes in organic revenue and costs are attributable to a number of factors.

•
We had an unsigned contract extension in which associated costs were recognized in the second quarter of fiscal 2018 with no corresponding revenue. We expect to sign the extension in a future period and will record revenue and profit at that time.

•	We experienced lower than expected volumes on a small contract outside the U.S. We have right-sized the resources and expect improvement going forward.

•
Our new jobactive contract in Australia enjoys higher revenues than its predecessor contract but operates at a lower profit margin. The new contract also includes a large quantity of pass-through revenue for discretionary services for which we are reimbursed on a cost basis. This results in a dilution of our profit margin.

This division also experienced the effects of the strengthening of the Australian Dollar and the British Pound, compared to the first six months of fiscal year 2017.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$253,220		$194,920		$58,300
Organic effect	7,745	3.1%	16,678	8.6%	(8,933)	(15.3)%
Currency effect compared to the prior period	7,937	3.1%	6,536	3.4%	1,401	2.4%
Balance for respective period in fiscal year 2018	$268,902	6.2%	$218,134	11.9%	$50,768	(12.9)%
Our revenue for the six month period ended March 31, 2018 increased by 6.2% compared to the same period in fiscal year 2017. Cost of revenue increased by 11.9%. On a constant currency basis, our revenue and cost of revenue grew 3.1% and 8.6%, respectively.
The factors impacting revenue and cost of revenue for the six months are similar to those affecting the fiscal quarter.

Low unemployment rates in many of our geographies have resulted in lower volumes for many of our employment services contracts. Employment services represents the majority of the segment’s portfolio, which has created challenges in maintaining revenue and profit levels. In addition to the low unemployment levels, our government clients are also reshaping how these contracts are structured. As a result, we anticipate mid-single digit operating margin for this segment. In addition, we expect that new contracts starting in the second half of the fiscal year will temper margins in the Human Services Segment.
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
We maintain a credit facility to cover shortfalls in our operating cash flows. We used this facility to fund our acquisitions of Acentia in 2015 and Ascend in 2016, as well as short-term borrowings to cover some immediate working capital needs. At March 31, 2018, we had no borrowings under the credit facility. In September 2017, we extended the life of our credit facility to September 2022, which allows us to borrow up to $400 million, subject to standard covenants. We believe our cash flows from operations should be sufficient to meet our day-to-day requirements for the foreseeable future.
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
At March 31, 2018, our cash balances were held in the following locations and denominations:

(dollars in thousands)	As of March 31, 2018
U.S. Dollar denominated funds held in the United States	$121,752
U.S. Dollar denominated funds held in foreign locations	46,914
Funds held in foreign locations in local currencies	84,561
Cash and cash equivalents	$253,227
With the passage of the Act, we are evaluating our alternatives to remit these funds to the United States. It is our intention to move substantially all of our cash not required for local working capital needs to the U.S., provided we are able to do so in a tax efficient manner. In April 2018, we transferred $40 million of U.S. Dollar denominated funds held in foreign locations to the United States. This did not result in any incremental tax expense.
Our priorities for cash utilization remain unchanged. We intend to:

•	Actively pursue new growth opportunities, including strategic acquisitions, business development and investments in technology and innovation to assist organic growth;

•	Maintain our quarterly dividend program; and

•	Make repurchases of our own shares where opportunities arise to do so.
Our growth opportunities include our commitment to investing in new digital technologies and growing our portfolio of clinical capabilities, including the related people and processes required, to enhance returns in all our businesses.

Cash Flows
The following table provides a summary of our cash flow information for the six months ended March 31, 2018 and 2017.

	Six Months Ended March 31,
(dollars in thousands)	2018	2017
Net cash provided by/(used in):
Operations	$116,569	$136,848
Investing activities	(13,149)	(12,372)
Financing activities	(17,631)	(94,935)
Effect of exchange rate changes on cash and cash equivalents	1,186	(878)
Net increase in cash and cash equivalents	$86,975	$28,663
Cash flows from operations were $116.6 million for the six months ended March 31, 2018, compared to $136.8 million in the prior fiscal year. The increase in Days Sales Outstanding (DSO) was offset by a benefit from reduced income tax payments.
Our DSO at March 31, 2018 were 68 days; the balance at September 30, 2017 at 63 days. The balance at the beginning of the year was unusually low and included balances which we might have expected to receive during fiscal year 2018, tempering fiscal year 2018 cash flows. During the first half of fiscal year 2017, DSO remained steady and cash collections were more consistent with revenues. We use the performance indicator of DSO to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and we have typically stayed toward the lower end of this range in recent years.
The reduction in our tax rate through the Tax Cuts and Jobs Act resulted in a reduction in cash payments. We continue to anticipate a benefit from these lower rates of approximately $25 million in our cash flows from operations and free cash flow.
Cash used in investing activities for the six months ended March 31, 2018 was $13.1 million compared to $12.4 million in the same period last year. These cash flows largely represent our investments in fixed assets.
Cash flows from financing activities in the six months ended March 31, 2018 included a payment of $8.5 million related to our employees' income tax obligations from the vesting of restricted stock units and cash dividends to our shareholders of $5.9 million. Our comparative period in fiscal year 2017 included net debt repayments of $49.8 million and repurchases of our common stock of $28.9 million.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(dollars in thousands)	2018	2017
Cash flows from operations	$116,569	$136,848
Purchases of property and equipment and capitalized software costs	(13,175)	(12,975)
Free cash flow	$103,394	$123,873

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
During the six months ended March 31, 2018, the passage of the Tax Cuts and Jobs Act has required some additional estimates. With this exception, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 which was filed with the Securities and Exchange Commission on November 20, 2017.
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

	Six Months Ended March 31,		Trailing Twelve Months Ended March 31,
(dollars in thousands)	2018	2017	2018	2017
Net income attributable to MAXIMUS	$114,583	$99,179	$224,830	$202,147
Interest (income)/expense, net	(900)	1,243	(1,764)	2,948
Provision of income taxes	37,300	53,772	85,581	114,039
Amortization of intangible assets	5,321	6,788	10,741	13,754
Stock compensation expense	11,324	10,234	22,455	19,834
Acquisition-related expenses	—	—	83	257
Gain on sale of a business	—	—	(650)	(6,880)
Adjusted EBITA	167,628	171,216	341,276	346,099
Depreciation and amortization of property, plant, equipment and capitalized software	27,074	29,967	52,876	62,512
Adjusted EBITDA	$194,702	$201,183	$394,152	$408,611

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At March 31, 2018 and September 30, 2017, we held net assets denominated in currencies other than the U.S. Dollar of $163.4 million and $186.8 million, respectively. Of these balances, cash and cash equivalents comprised $84.6 million and $63.7 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	March 31, 2018	September 30, 2017
Comprehensive income attributable to MAXIMUS	$(16,340)	$(18,680)
Net decrease in cash and cash equivalents	8,456	6,367
Where possible, we identify surplus funds in foreign locations and place them into entities with the United States Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our credit facility when we utilize it. At March 31, 2018, we had no borrowings and therefore, no exposure to interest rate fluctuations. Our interest income will be driven by our use and deployment of funds as well as interest rates in the locations where we hold funds.
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
Securities Class Action Lawsuit
On August 4, 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Services project for the U.K. Department for Work and Pensions from the period October 20, 2014 through February 3, 2016, and seeks damages to be proved at trial. We deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted and we are unable to estimate the potential loss or range of loss.
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

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

*	Denotes management contract or compensation plan.

s	Filed herewith.

❖	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 10, 2018	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)