Form 10-Q
period 2018-06-30
MAXIMUS INC
filed 2018-08-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018 there were 64,238,134 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$597,855	$600,447	$1,833,790	$1,830,058
Cost of revenue	443,171	448,258	1,378,343	1,380,734
Gross profit	154,684	152,189	455,447	449,324
Selling, general and administrative expenses	69,588	68,308	211,706	202,302
Amortization of intangible assets	2,525	2,720	7,846	9,508
Restructuring costs	—	—	2,320	2,242
Gain on sale of a business	—	650	—	650
Operating income	82,571	81,811	233,575	235,922
Interest expense	85	458	410	2,051
Other income, net	2,249	1,306	3,928	1,986
Income before income taxes	84,735	82,659	237,093	235,857
Provision for income taxes	24,493	24,871	61,793	78,643
Net income	60,242	57,788	175,300	157,214
Income attributable to noncontrolling interests	381	870	856	1,117
Net income attributable to MAXIMUS	$59,861	$56,918	$174,444	$156,097
Basic earnings per share attributable to MAXIMUS	$0.91	$0.87	$2.65	$2.38
Diluted earnings per share attributable to MAXIMUS	$0.91	$0.86	$2.64	$2.36
Dividends paid per share	$0.045	$0.045	$0.135	$0.135
Weighted average shares outstanding:
Basic	65,630	65,571	65,777	65,637
Diluted	65,925	66,082	66,131	66,023
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$60,242	$57,788	$175,300	$157,214
Foreign currency translation adjustments	(10,459)	5,936	(7,275)	1,865
Interest rate hedge, net of income taxes of $-, $3, $- and $-, respectively	—	(4)	—	1
Comprehensive income	49,783	63,720	168,025	159,080
Comprehensive income attributable to noncontrolling interests	381	870	856	1,117
Comprehensive income attributable to MAXIMUS	$49,402	$62,850	$167,169	$157,963
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229,021	$166,252
Short-term investments	20,166	—
Accounts receivable — billed and billable, net of reserves of $3,507 and $6,843	398,751	394,338
Accounts receivable — unbilled	36,155	36,475
Income taxes receivable	5,480	4,528
Prepaid expenses and other current assets	49,703	55,649
Total current assets	739,276	657,242
Property and equipment, net	84,944	101,651
Capitalized software, net	22,379	26,748
Goodwill	400,904	402,976
Intangible assets, net	90,693	98,769
Deferred contract costs, net	14,025	16,298
Deferred compensation plan assets	33,184	28,548
Deferred income taxes	7,502	7,691
Other assets	8,152	10,739
Total assets	$1,401,059	$1,350,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$98,486	$122,083
Accrued compensation and benefits	80,049	105,667
Deferred revenue	50,739	71,722
Income taxes payable	3,595	4,703
Other liabilities	11,177	12,091
Total current liabilities	244,046	316,266
Deferred revenue, less current portion	22,601	28,182
Deferred income taxes	29,090	20,106
Deferred compensation plan liabilities, less current portion	32,354	30,707
Other liabilities	17,221	9,633
Total liabilities	345,312	404,894
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 64,248 and 65,137 shares issued and outstanding at June 30, 2018 and September 30, 2017, at stated amount, respectively	491,852	475,592
Accumulated other comprehensive loss	(34,894)	(27,619)
Retained earnings	594,901	492,112
Total MAXIMUS shareholders’ equity	1,051,859	940,085
Noncontrolling interests	3,888	5,683
Total equity	1,055,747	945,768
Total liabilities and equity	$1,401,059	$1,350,662

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operations:
Net income	$175,300	$157,214
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	39,902	43,416
Amortization of intangible assets	7,846	9,508
Deferred income taxes	8,874	8,614
Stock compensation expense	15,713	15,822
Gain on sale of a business	—	(650)
Change in assets and liabilities:
Accounts receivable — billed and billable	(6,789)	68,023
Accounts receivable — unbilled	312	(7,267)
Prepaid expenses and other current assets	5,506	5,944
Deferred contract costs	2,240	1,114
Accounts payable and accrued liabilities	(23,696)	(37,413)
Accrued compensation and benefits	(15,835)	(1,703)
Deferred revenue	(25,728)	(16,270)
Income taxes	5,913	5,370
Other assets and liabilities	(498)	375
Cash flows from operations	189,060	252,097
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(21,552)	(19,088)
Acquisition of part of noncontrolling interest	(157)	—
Proceeds from the sale of a business	—	1,035
Purchases of short-term investments	(19,996)	—
Other	275	485
Cash used in investing activities	(41,430)	(17,568)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(8,801)	(8,754)
Repurchases of common stock	(61,987)	(28,858)
Tax withholding related to RSU vesting	(8,529)	(9,267)
Borrowings under credit facility	134,683	155,000
Repayment of credit facility and other long-term debt	(134,786)	(304,902)
Stock option exercises	—	370
Other	(4,058)	(1,225)
Cash used in financing activities	(83,478)	(197,636)
Effect of exchange rate changes on cash and cash equivalents	(1,383)	1,286
Net increase in cash and cash equivalents	62,769	38,179
Cash and cash equivalents, beginning of period	166,252	66,199
Cash and cash equivalents, end of period	$229,021	$104,378
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	174,444	856	175,300
Foreign currency translation	—	—	(7,275)	—	—	(7,275)
Cash dividends	—	—	—	(8,801)	(2,370)	(11,171)
Dividends on RSUs	—	240	—	(240)	—	—
Repurchases of common stock	(1,012)	—	—	(62,614)	—	(62,614)
Stock compensation expense	—	15,713	—	—	—	15,713
Tax withholding related to RSU vesting	—	183	—	—	—	183
RSUs vested	123	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	124	—	—	(281)	(157)
Balance at June 30, 2018	64,248	$491,852	$(34,894)	$594,901	$3,888	$1,055,747

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	156,097	1,117	157,214
Foreign currency translation	—	—	1,865	—	—	1,865
Interest rate hedge, net of income taxes	—	—	1	—	—	1
Cash dividends	—	—	—	(8,754)	(697)	(9,451)
Dividends on RSUs	—	261	—	(261)	—	—
Repurchases of common stock	(558)	—	—	(28,858)	—	(28,858)
Stock compensation expense	—	15,822	—	—	—	15,822
Tax withholding related to RSU vesting	—	(12)	—	—	—	(12)
Stock options exercised and RSUs vested	189	370	—	—	—	370
Balance at June 30, 2017	64,854	$478,120	$(34,303)	$441,795	$4,479	$890,091
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2018 and 2017

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain financial results have been reclassified to conform with our current period presentation.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2017 and 2016 and for each of the three years ended September 30, 2017 included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 20, 2017.

2. Segment Information
The table below provides certain financial information for each of our business segments.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
Revenue:
Health Services	$359,050	100%	$335,090	100%	$1,076,773	100%	$1,024,813	100%
U.S. Federal Services	112,226	100%	131,589	100%	361,536	100%	418,257	100%
Human Services	126,579	100%	133,768	100%	395,481	100%	386,988	100%
Total	$597,855	100%	$600,447	100%	$1,833,790	100%	$1,830,058	100%
Gross profit:
Health Services	$97,254	27.1%	$83,269	24.8%	$286,517	26.6%	$247,957	24.2%
U.S. Federal Services	32,276	28.8%	33,627	25.6%	93,008	25.7%	107,774	25.8%
Human Services	25,154	19.9%	35,293	26.4%	75,922	19.2%	93,593	24.2%
Total	$154,684	25.9%	$152,189	25.3%	$455,447	24.8%	$449,324	24.6%
Selling, general and administrative expense:
Health Services	$33,472	9.3%	$31,716	9.5%	$102,078	9.5%	$89,737	8.8%
U.S. Federal Services	17,399	15.5%	17,757	13.5%	51,587	14.3%	56,379	13.5%
Human Services	17,685	14.0%	18,925	14.1%	57,009	14.4%	55,827	14.4%
Other (4)	1,032	NM	(90)	NM	1,032	NM	359	NM
Total	$69,588	11.6%	$68,308	11.4%	$211,706	11.5%	$202,302	11.1%
Operating income:
Health Services	$63,782	17.8%	$51,553	15.4%	$184,439	17.1%	$158,220	15.4%
U.S. Federal Services	14,877	13.3%	15,870	12.1%	41,421	11.5%	51,395	12.3%
Human Services	7,469	5.9%	16,368	12.2%	18,913	4.8%	37,766	9.8%
Amortization of intangible assets	(2,525)	NM	(2,720)	NM	(7,846)	NM	(9,508)	NM
Restructuring costs (2)	—	NM	—	NM	(2,320)	NM	(2,242)	NM
Gain on sale of a business (3)	—	NM	650	NM	—	NM	650	NM
Other (4)	(1,032)	NM	90	NM	(1,032)	NM	(359)	NM
Total	$82,571	13.8%	$81,811	13.6%	$233,575	12.7%	$235,922	12.9%
(1)    Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)	During fiscal years 2018 and 2017, we incurred costs in restructuring our United Kingdom Human Services business. See "Note 5. Supplemental disclosures" for more information.

(3)	In May 2016, we sold our K-12 Education business. In June 2017, we finalized the sale price and recognized a corresponding gain on sale.

(4)
Other costs and credits relate to selling, general and administrative expenses (SG&A) that do not relate directly to segment business activities. The majority of charges recorded in the periods above relate to two proposed disallowances by the Centers for Medicare and Medicaid Services. See "Note 5. Supplemental disclosures" for more information.

3. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2018	2017	2018	2017
Basic weighted average shares outstanding	65,630	65,571	65,777	65,637
Dilutive effect of employee stock options and unvested RSUs	295	511	354	386
Denominator for diluted earnings per share	65,925	66,082	66,131	66,023
All of our unvested restricted stock units (RSUs) are included in the calculations of dilution above.
4. Income Tax

Our results for the three and nine months ended June 30, 2018 benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and was effective from January 1, 2018.
The calculations of the effects of the Act are complicated by two factors.

•
Our U.S. federal income tax return for fiscal year 2017, which ended on September 30, 2017, was filed in July 2018. Certain estimates were refined between the first half of the fiscal year and the third quarter, when the U.S. federal income tax return was filed.

•
The Act includes a one-time “toll tax” on our undistributed and previously untaxed earnings in foreign locations. This exercise requires the gathering of detailed information previously not required to be filed with our U.S. federal tax returns; the U.S. Treasury Department will continue to provide interpretations and guidance to assist tax payers in calculating the toll tax. In addition, many U.S. states continue to issue their interpretations of the Act, which may change our estimates of our charge. The "toll" tax will be included in our U.S. federal income tax return for fiscal year 2018, which is expected to be filed in July 2019.

Accordingly, the accounting for certain income tax effects of the Act is provisional. We believe that we have a reasonable basis for our estimates.
Our effective income tax rate for the three and nine months ended June 30, 2018 was 28.9% and 26.1%, respectively, compared to our effective income tax rate for the three and nine months ended June 30, 2017 of 30.1% and 33.3%, respectively. The net effect of the Act reduced the effective income tax rate by approximately 8.6% and 9.3% for the three and nine months ended June 30, 2018, respectively. The Act has provided an estimated benefit of $0.09 and $0.32 of diluted earnings per share for the three and nine months ended June 30, 2018, respectively.
During the nine months ended June 30, 2018 and 2017, we made income tax payments of $48.1 million and $65.5 million, respectively.
5. Supplemental disclosures
Under a resolution adopted in June 2018, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This replaced a similar authorization adopted in August 2015. During the nine months ended June 30, 2018, we repurchased approximately 1.0 million common shares at a cost of $62.6 million. During the nine months ended June 30, 2017, we acquired 0.6 million common shares at a cost of $28.9 million. At June 30, 2018, $197.8 million remained available for future stock repurchases.
During the nine months ended June 30, 2018, we granted 0.3 million RSUs to our employees. These awards will vest ratably over five years. During the nine months ended June 30, 2018, we granted approximately 22,000 RSU's to members of our Board of Directors. These awards vest over one year.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in the Consolidated Statement of Operations. At June 30, 2018, the deferred compensation plan held $19.6 million of these investments.
In July 2017, we acquired Revitalised Limited, a provider of digital health, fitness and wellbeing services in the United Kingdom. As part of the acquisition, we anticipated and recorded an additional payment to the sellers which was contingent upon certain milestones being achieved. These milestones have been reached and, accordingly, we made a payment of $1.7 million to settle our contingent consideration liability in full. This cash flow was recorded within financing operations.
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
During the nine months ended June 30, 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the ongoing integration of Remploy. During the nine months ended June 30, 2017, we recorded restructuring costs of $2.2 million, principally severance expenses. During the nine months ended June 30, 2018, we recorded additional restructuring costs of $2.3 million.
As part of our work for the U.S. Federal Government and many states, we allocate costs to individual projects and segments using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within cost of revenue now being classified as SG&A. If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.0 million and $3.5 million during the three and nine months ended June 30, 2018, respectively. This change in methodology did not affect our operating income.
Litigation
On August 4, 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014 through February 3, 2016, and seeks damages to be proved at trial. We deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted and we are unable to estimate the potential loss or range of loss.
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. We believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have established a reserve to cover our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against MAXIMUS.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September

2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At June 30, 2018, we had no borrowings under the credit agreement.
At June 30, 2018, we held two letters of credit under our credit agreement totaling $0.7 million. Each of these letters of credit may be called by vendors or customers in the event that we default under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with certain financial covenants and other covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. It also includes some restrictions on the payment of dividends where our debt exceeds a certain level. We were in compliance with all covenants as of June 30, 2018 and there are no restrictions on our ability to pay dividends.
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
Interest Payments
During the nine months ended June 30, 2018 and 2017, we made interest payments of less than $0.1 million and $1.9 million, respectively.
7. Recent accounting pronouncements
We are evaluating the effects of guidance issued in three significant areas of financial reporting.
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. This new standard will change the manner in which we evaluate revenue recognition for all contracts with customers, although the effect of the changes on revenue recognition will vary from contract to contract. We will adopt this standard at the beginning of our 2019 fiscal year. The standard is required to be applied either retrospectively to each prior period presented (the full retrospective approach) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (the modified retrospective approach). While we previously disclosed that we anticipated using the full retrospective approach, we have further evaluated both approaches and have concluded that we will adopt the standard using the modified retrospective approach.
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
While we are still evaluating the changes that the new standard will have, we have identified areas where we believe the standard will have an effect; most notably, we expect that contracts where we have a contingent fee based upon achievement of a target over several months, we will see acceleration in our recognition of revenue. At this time, the most significant effect is expected to be within our Human Services Segment where we have welfare-to-work contracts which include incentive payments where participants reach employment milestones, which are typically remaining in employment for a period of three to twelve months. At present, we recognize these incentive payments only when the outcome has been achieved; under the new standard, we will recognize revenue over the period where we are servicing the participants. This will require us to make estimates of future outcome fees and the periods over which these fees will be earned. The new standard requires additional disclosures regarding our contracts with customers, including disclosure of our remaining unsatisfied performance obligations, which we are continuing to assess. The cumulative catch-up adjustment will be recorded through shareholders' equity on October 1, 2018; this total is still being quantified.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. This standard is effective for annual reporting periods beginning after December 15, 2018, using a modified retrospective approach. The modified retrospective approach requires retrospective application to the earliest period presented in the respective financial statements. This approach also provides practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. In July 2018, the FASB amended the standard to give companies another option for transition. We will adopt this standard at the beginning of our 2020 fiscal year. We are currently evaluating the likely effects on our business.
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
In August and November 2016, the FASB issued two ASUs pertaining to the statement of cash flows; ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. These updates will requires us to make certain changes to the presentation of our cash flows. The most notable change will be the removal of changes in restricted cash from our cash flows and the inclusion of restricted cash balances in our opening and closing reconciling balances. We will adopt these updates during the first quarter of our 2019 fiscal year on a retroactive basis. We hold cash that we believe is restricted in use in a number of locations and for a number of purposes, including collateral for letters of credit, lease agreements and corporate credit cards. Although these updates will affect our cash flows, we do not believe they will have a significant effect on our reported cash flows.
With the exception of the new accounting standards discussed above, there have been no new accounting pronouncements that have significance, or potential significance, to the Company's consolidated financial statements.
8. Subsequent events
On July 6, 2018, our Board of Directors declared a quarterly cash dividend of $0.045 for each share of our common stock outstanding. The dividend is payable on August 31, 2018 to shareholders of record on August 15, 2018. In August 2018, our Board of Directors announced its intention to increase quarterly dividend payments beginning in fiscal year 2019 to $0.25 for each share of common stock outstanding.

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
Our company was founded in 1975 and has grown both organically and through acquisitions. Beginning in 2006, we narrowed our service offerings to focus in the area of business process services (BPS) primarily in the health services and human services markets. In parallel, we divested or exited a number of non-core businesses that fell outside these two areas. Our subsequent growth was driven by the expansion of our health services business around the globe, new welfare-to-work contracts outside the United States and the growth of our business with the U.S. Federal Government. This growth has been both organic and through acquisitions.
Most of our business depends upon government procurement processes. These may be affected, both positively and detrimentally, by changes in administration, the balance of power within a coalition government or legislative body, by the relative priorities of a government and the processes followed by a government in tendering, procuring and awarding contracts. Although we deal with a range of governments, including the federal, state and local governments in the United States and in foreign locations, we are seeing a consistent pattern of procurement delays and project postponements. Such patterns are not unusual and occur from time-to-time, particularly following periods of political, economic or legislative change, including the transition of the Trump administration in the United States, Brexit in the United Kingdom and the current low unemployment levels in many of our geographies which has slowed our welfare-to-work business.
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
Financial Overview
Our results for the three and nine months ended June 30, 2018, were driven by a number of factors, including:

•
Continued growth in our Health Services Segment, including benefits in our third quarter results from change orders tied to work performed in earlier periods, which offset margin declines in certain contracts that were recently renewed or reset;

•	Declines in revenue in our U.S. Federal Services Segment, principally due to contracts ending, offset by improved profitability from performance-based contracts;

•	In our Human Services Segment, a number of contracts in startup, with associated tempered profit margins, replacing mature contracts;

•	Significant income tax benefits resulting from lower U.S. federal tax rates from the Tax Cuts and Jobs Act; and

•	The benefit of year-over-year increases in the value of foreign currencies in which we do business, most notably the British Pound.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Revenue	$597,855	$600,447	$1,833,790	$1,830,058
Cost of revenue	443,171	448,258	1,378,343	1,380,734
Gross profit	154,684	152,189	455,447	449,324
Gross profit percentage	25.9%	25.3%	24.8%	24.6%
Selling, general and administrative expenses	69,588	68,308	211,706	202,302
Selling, general and administrative expense as a percentage of revenue	11.6%	11.4%	11.5%	11.1%
Amortization of intangible assets	2,525	2,720	7,846	9,508
Restructuring costs	—	—	2,320	2,242
Gain on sale of a business	—	650	—	650
Operating income	82,571	81,811	233,575	235,922
Operating margin	13.8%	13.6%	12.7%	12.9%
Interest expense	85	458	410	2,051
Other income, net	2,249	1,306	3,928	1,986
Income before income taxes	84,735	82,659	237,093	235,857
Provision for income taxes	24,493	24,871	61,793	78,643
Effective tax rate	28.9%	30.1%	26.1%	33.3%
Net income	60,242	57,788	175,300	157,214
Income attributable to noncontrolling interests	381	870	856	1,117
Net income attributable to MAXIMUS	$59,861	$56,918	$174,444	$156,097
Basic earnings per share attributable to MAXIMUS	$0.91	$0.87	$2.65	$2.38
Diluted earnings per share attributable to MAXIMUS	$0.91	$0.86	$2.64	$2.36
As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$600,447		$448,258		$152,189
Organic effect	(9,328)	(1.6)%	(11,087)	(2.5)%	1,759	1.2%
Acquired growth	376	0.1%	257	0.1%	119	0.1%
Currency effect compared to the prior period	6,360	1.1%	5,743	1.3%	617	0.4%
Balance for respective period in fiscal year 2018	$597,855	(0.4)%	$443,171	(1.1)%	$154,684	1.6%
Revenue for the three months ended June 30, 2018 decreased 0.4% compared to the same period in fiscal year 2017; our cost of revenue decreased by 1.1% for the same period, resulting in an improved profit margin.

We recorded approximately $15.5 million of revenue and operating income from a number of change orders and amendments that were signed during the third quarter but the related costs and work performed occurred in prior periods. Organic revenue growth was partially offset by expected declines in our U.S. Federal Services Segment and Human Services Segment.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, we have experienced profit margin improvements from our U.S. Federal Services Segment due, in part, to higher volumes on performance-based contracts.
Our acquired growth represents the performance of the Revitalised business, which was purchased in July 2017.
The principal driver of the currency effect in both the Health Services and Human Services Segments has been our exposure to the British Pound. During the first nine months of fiscal year 2017, we utilized an average rate of $1.25 to the British Pound; through June 2018, the rate has been closer to $1.36. Our rate in the fourth quarter of fiscal year 2017 was $1.31 to the British Pound; this is broadly comparable with the rate utilized in July 2018.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$1,830,058		$1,380,734		$449,324
Organic effect	(26,804)	(1.5)%	(27,178)	(2.0)%	374	0.1%
Acquired growth	1,096	0.1%	799	0.1%	297	0.1%
Currency effect compared to the prior period	29,440	1.6%	23,988	1.7%	5,452	1.2%
Balance for respective period in fiscal year 2018	$1,833,790	0.2%	$1,378,343	(0.2)%	$455,447	1.4%
The factors impacting revenue and cost of revenue for the nine months are similar to those affecting the fiscal quarter.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. During fiscal year 2018, we updated our methodology for allocation of costs which resulted in certain costs which had been within cost of revenue now being classified as SG&A. If we had utilized the same methodology in fiscal year 2018 as we had in fiscal year 2017, we estimate that SG&A would have been lower by approximately $1.0 million and $3.5 million during the three and nine months ended June 30, 2018, respectively. This change in methodology did not affect our operating income.
Amortization charges declined between fiscal years 2017 and 2018. During fiscal year 2017, all intangible assets acquired as part of the Remploy acquisition in 2015 and the technology and trademark assets which were acquired with our acquisition of Policy Studies, Inc. in 2012 were fully amortized. These assets had been amortized at a rate of approximately $3.1 million per year.
During fiscal year 2017, we began restructuring our United Kingdom Human Services operations as part of the ongoing integration of Remploy and to address changes in the employment services market as mainstream employment services programs come to an expected end and government focuses on more specialized health and employment programs supporting people with disabilities and other vulnerable populations. We recorded restructuring costs of $2.2 million for the nine months ended June 30, 2017. During the nine months ended June 30, 2018, we have recorded an additional $2.3 million. This restructuring, principally comprised of severance costs, is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is partially offset through a reduction in income attributable to noncontrolling interests.
Overall, our operating income for the three and nine months ended June 30, 2018, increased by 0.9% and decreased by 1.0%, respectively, compared to the same periods last year. Third quarter operating margin received a benefit of $15.5 million of revenue and operating income from the aforementioned change orders, which was partially offset by certain large contracts in the Health Segment that were recently renewed and reset as well as the ongoing ramp-up of new contracts in the startup phase in the Human Services Segment.
Our interest expense is driven by borrowings from our credit facility. During the first half of fiscal year 2017, we were continuing to pay off the debt balance related to our acquisitions of Acentia and Ascend. Our expense during the three and nine months ended June 30, 2018, relates primarily to the cost of maintaining the facility as well as some borrowings to cover short-term working capital needs.
Our other income includes interest income from our cash balances, which we would expect to be small. Our other income from fiscal year 2018 also includes some insurance recoveries; our other income from fiscal year 2017 included interest on research and development tax credits. Neither of these would be expected to recur in future periods.
Our net income for the three and nine months ended June 30, 2018, increased by 4.2% and 12%, compared to the corresponding periods last year. Our net income attributable to MAXIMUS increased by 5.2% and 12%, respectively. These results received a benefit from changes in our tax rates due to the lower U.S. corporate income tax rates as explained below.
Income taxes
Our results for the three and nine months ended June 30, 2018, benefited from the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017 and is effective from January 1, 2018. Specifically, our results have been affected by:

•	The one-time "toll tax" on undistributed and previously untaxed earnings in foreign locations;

•	The one-time benefit from the reduction of our deferred tax liabilities; and

•	Reduced U.S. federal income tax rates.
The Act imposes a tax on undistributed earnings of our foreign subsidiaries which were not previously remitted to, or taxed in, the United States. This has been referred to as the “toll tax.” The tax is a combination of two elements; a 15.5% charge for the foreign earnings held in cash and an 8% charge on all other foreign earnings. We can claim a related foreign tax credit for the income taxes paid to a foreign authority. This was an increase to our tax expense.
The Act reduced our statutory tax rate from 35% to 24.5% for fiscal year 2018 and to 21% for future fiscal years. We have deferred tax liabilities within the United States. We recorded a reduction to income tax expense to reflect the favorable impact from the lower income tax rates. In addition, many U.S. states continue to issue their interpretations of the Act, which may change our estimates of our charge. The accounting for certain income tax effects of the Act is provisional. We believe that we have a reasonable basis for our estimates.
The tax reform law in the U.S. improves our after tax cash flows in the U.S. as compared to the prior tax rates and structure and, accordingly, it will improve returns from our U.S. businesses. We estimate that our provision for income taxes for the nine months ended June 30, 2018 was approximately $22.1 million lower as a result of the Act. The net effect of these adjustments resulted in a year-to-date benefit to our effective tax rate of approximately 9.3%. We anticipate that our earnings in the full fiscal year 2018 will receive a benefit of approximately $27.5 million as a consequence of changes in tax legislation from this Act. After considering the impact of U.S. tax reform, our effective income tax rate for fiscal year 2018 is projected to be in the range of 26% to 27%. We anticipate an effective tax rate between 26% and 27% for the fourth fiscal quarter of 2018. The toll tax is payable over eight years and, accordingly, has been recorded as a long-term liability on our balance sheet. We estimate our full year fiscal 2019 effective tax rate will be between 25% and 26%.
Our effective tax rate during the comparative periods was also lower than usual. During the three months ended June 30, 2017, we received a $3.7 million benefit to our income taxes related to research and development tax credits in both the United States and Canada.

During our second and fourth fiscal quarters, we receive the tax benefit from the vesting of restricted stock units (RSUs). The benefit is dependent upon the number of RSUs which vest as well as our share price on the vesting date.
Health Services Segment
The Health Services Segment provides a variety of business process services and appeals and assessments for state, provincial and national government programs. These services support a variety of government health benefit programs including Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance BC (British Columbia) in Canada, and the Health Assessment Advisory Service (HAAS) contract in the U.K.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$359,050	$335,090	$1,076,773	$1,024,813
Cost of revenue	261,796	251,821	790,256	776,856
Gross profit	97,254	83,269	286,517	247,957
Operating income	63,782	51,553	184,439	158,220
Gross profit percentage	27.1%	24.8%	26.6%	24.2%
Operating margin percentage	17.8%	15.4%	17.1%	15.4%

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$335,090		$251,821		$83,269
Organic effect	18,814	5.6%	5,435	2.2%	13,379	16.1%
Acquired growth	376	0.1%	257	0.1%	119	0.1%
Currency effect compared to the prior period	4,770	1.4%	4,283	1.7%	487	0.6%
Balance for respective period in fiscal year 2018	$359,050	7.2%	$261,796	4.0%	$97,254	16.8%
Our revenue for the three month period ended June 30, 2018, increased by 7.2% compared to the same period in fiscal year 2017, driven by organic growth and the effects of currency; cost of revenue increased by 4.0%, resulting in an improvement to our profit margin. On a constant currency basis, our Health Services Segment revenue and cost of revenue grew 5.7% and 2.3%, respectively.
During the third quarter of fiscal year 2018, we received the benefit from approximately $13.7 million of revenue and operating income from a number of contract amendments. These amendments often include expansions in scope and contract terms, but the largest impact in this quarter comes from the reimbursement for work performed in earlier periods. In some instances, we may work at risk and perform services for our customer prior to reaching a final signed agreement on scope and price. Accordingly, although costs have been incurred in prior periods, the corresponding revenue and operating income is not recorded until the change order is signed. As a result, this had a corresponding uplift on our profit margin.
This benefit was partially offset by some declines in our portfolio as contracts were rebid, extended or where option periods were exercised. The contracts have commenced service and are in the early cycles of program and margin maturity. Operating margins are anticipated to be more in-line with the Company's targeted range of 10-15% as these contracts will be in their early stages of maturity into fiscal year 2019.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$1,024,813		$776,856		$247,957
Organic effect	30,952	3.0%	(3,391)	(0.4)%	34,343	13.9%
Acquired growth	1,096	0.1%	799	0.1%	297	0.1%
Currency effect compared to the prior period	19,912	1.9%	15,992	2.1%	3,920	1.6%
Balance for respective period in fiscal year 2018	$1,076,773	5.1%	$790,256	1.7%	$286,517	15.6%
Our revenue for the nine month period ended June 30, 2018 increased by 5.1% compared to the same period in fiscal year 2017. Cost of revenue increased by 1.7%. On a constant currency basis, our Health Services Segment revenue and cost of revenue grew 3.1% and declined 0.3%, respectively.
Our organic growth is driven by increases in scope in existing, mature contracts. These include improvements in our HAAS contract during the year, where we achieved full-year service level targets and the termination of the United Kingdom Fit for Work contract, which provided a short-term profit lift in accelerating deferred revenues and costs as well as the long-term benefit of removing a difficult contract from our portfolio. As we have previously noted, our HAAS contract was extended for two years through February 2020.
U.S. Federal Services Segment
The U.S. Federal Services Segment provides business process solutions, program management, as well as system and software development and maintenance services for various U.S. federal civilian programs. The Segment also contains certain state-based assessments and appeals work that is part of the Segment's heritage within the Medicare Appeals portfolio and continues to be managed within this Segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$112,226	$131,589	$361,536	$418,257
Cost of revenue	79,950	97,962	268,528	310,483
Gross profit	32,276	33,627	93,008	107,774
Operating income	14,877	15,870	41,421	51,395
Gross profit percentage	28.8%	25.6%	25.7%	25.8%
Operating margin percentage	13.3%	12.1%	11.5%	12.3%
Revenue for the three and nine month periods ended June 30, 2018, decreased by 15% and 14%, compared to the same periods in fiscal year 2017, respectively. The corresponding decline in cost of revenue was 18% and 14%, respectively. All revenue, cost and profit movement between periods is organic. Operating margin expansion for the three months ended June 30, 2018 was due, in part, to higher volumes on a couple of performance-based contracts, including a state-based assessments contract that is more accretive.
Our revenue and costs have declined with the ending of a number of contracts, both those reaching their expected conclusion and some non-recurring, short-term work. Some contract rebids were offered only to small businesses, which precluded us from offering our services. At the end of fiscal year 2017, we had anticipated a benefit from disaster relief efforts; however, in late November 2017, we were informed that these support efforts would be less than we had anticipated.

Human Services Segment
The Human Services Segment provides national, state and county human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other human services programs. Approximately 70% of our revenue in this segment was earned in foreign jurisdictions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Revenue	$126,579	$133,768	$395,481	$386,988
Cost of revenue	101,425	98,475	319,559	293,395
Gross profit	25,154	35,293	75,922	93,593
Operating income	7,469	16,368	18,913	37,766
Gross profit percentage	19.9%	26.4%	19.2%	24.2%
Operating margin percentage	5.9%	12.2%	4.8%	9.8%
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$133,768		$98,475		$35,293
Organic effect	(8,779)	(6.6)%	1,490	1.5%	(10,269)	(29.1)%
Currency effect compared to the prior period	1,590	1.2%	1,460	1.5%	130	0.4%
Balance for respective period in fiscal year 2018	$126,579	(5.4)%	$101,425	3.0%	$25,154	(28.7)%
Our revenue for the three month period ended June 30, 2018, decreased by 5.4% compared to the same period in fiscal year 2017. The decrease is due to the wind down of several contracts both domestically and internationally, including the Work Programme and the Work Choice contracts in the U.K that are set to end in 2019 as mainstream employment services programs come to an expected end and government focuses on more specialized health and employment programs supporting people with disabilities and other vulnerable populations. Cost of revenue increased by 3.0%. On a constant currency basis, our revenue and cost of revenue declined 6.6% and grew 1.5%, respectively.
Revenue and operating income benefited from a $1.8 million change order that was signed during the third quarter. This was offset by a number of contracts that are in the startup phase and as a group are performing at expectations, but tempering the Segment's financial results as revenue continues to ramp-up based on the progression and accumulation of payments tied to specific program-based outcomes, such as job retention. The Company commenced the new Australian Disability Employment Services Contract on July 1, 2018 and as a result, the Segment is expected to be more severely impacted in the fourth quarter of 2018 by the impacts of new contracts in startup.
Low unemployment rates in many of our geographies have resulted in lower volumes for many of our employment services contracts. Employment services represents the majority of the segment’s portfolio, which has created challenges in maintaining revenue and profit levels. In addition to the low unemployment levels, our government clients are also reshaping how these contracts are structured. As a result, we anticipate mid-single digit operating margin for this segment. In addition, we expect that new contracts which have started or will commence shortly in the second half of the fiscal year will continue to temper margins in the Human Services Segment.

Under existing GAAP, we are required to defer revenue from many of our welfare-to-work contracts until we are certain of earning and collecting these funds, although the work required to reach these milestones may take many months. This typically results in contracts reporting up-front losses. In fiscal year 2019, we will adopt a new revenue recognition standard which, among other things, will allow us to recognize this revenue over the period that we reach each milestone. Although contracts in startup will typically not be as profitable as a mature arrangement, we believe this new revenue recognition methodology will reduce our startup losses.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2017	$386,988		$293,395		$93,593
Organic effect	(1,035)	(0.3)%	18,168	6.2%	(19,203)	(20.5)%
Currency effect compared to the prior period	9,528	2.5%	7,996	2.7%	1,532	1.6%
Balance for respective period in fiscal year 2018	$395,481	2.2%	$319,559	8.9%	$75,922	(18.9)%
Our revenue for the nine month period ended June 30, 2018 increased by 2.2% compared to the same period in fiscal year 2017. Cost of revenue increased by 8.9%. On a constant currency basis, our revenue and cost of revenue declined 0.3% and grew 6.2%, respectively.
The factors impacting revenue and cost of revenue for the nine months are similar to those affecting the fiscal quarter.
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
We maintain a credit facility to cover shortfalls in our operating cash flows. We used this facility to fund our acquisitions of Acentia in 2015 and Ascend in 2016, as well as short-term borrowings to cover some immediate working capital needs. At June 30, 2018, we had no borrowings under the credit facility. In September 2017, we extended the life of our credit facility to September 2022, which allows us to borrow up to $400 million, subject to standard covenants. We believe our cash flows from operations should be sufficient to meet our day-to-day requirements for the foreseeable future.
We hold cash balances in foreign locations. Prior to the passage of the Tax Cuts and Jobs Act, these funds could not be used within the United States without incurring an incremental tax charge and, accordingly, we had elected to keep these funds indefinitely reinvested in foreign locations. With the passage of the Act, we have begun moving much of our cash not required for local working capital needs to the U.S.
At June 30, 2018, our cash balances were held in the following locations and denominations:

(dollars in thousands)	As of June 30, 2018
U.S. Dollar denominated funds held in the United States	$179,221
U.S. Dollar denominated funds held in foreign locations	780
Funds held in foreign locations in local currencies	49,020
Cash and cash equivalents	$229,021

During July 2018, we remitted approximately $13 million from foreign locations to the United States.
Our priorities for cash utilization remain unchanged.

•
We intend to actively pursue new growth opportunities, including strategic acquisitions, business development and investments in technology and innovation to assist organic growth. Our growth opportunities include our commitment to investing in new digital technologies and growing our portfolio of clinical capabilities, including the related people and processes required, to enhance returns in all our businesses.

•	We have announced our intention to enhance our quarterly dividend program. Starting in the first quarter of fiscal year 2019, we anticipate increasing our dividend to $0.25 per share each quarter.

•	We will continue to make repurchases of our own shares where opportunities arise to do so.
Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2018 and 2017.

	Nine Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by/(used in):
Operations	$189,060	$252,097
Investing activities	(41,430)	(17,568)
Financing activities	(83,478)	(197,636)
Effect of exchange rate changes on cash and cash equivalents	(1,383)	1,286
Net increase in cash and cash equivalents	$62,769	$38,179
Cash flows from operations were $189.1 million for the nine months ended June 30, 2018, compared to $252.1 million in the prior fiscal year. Cash collections from customers in fiscal year 2018 have been reduced due to significant collections in late fiscal year 2017; this decline has been offset by reduced tax payments in the current year.
Our Days Sales Outstanding (DSO) at June 30, 2018 were 66 days; the balance at September 30, 2017 was 63 days. The balance at the beginning of the year was unusually low and included balances which we might have expected to receive during fiscal year 2018, tempering fiscal year 2018 cash flows. Conversely, fiscal year 2017 received the benefit from improved cash collections, reflecting a decline in DSOs. We use the performance indicator of DSO to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and we have typically stayed toward the lower end of this range in recent years.
The reduction in our tax rate through the Tax Cuts and Jobs Act resulted in a reduction in cash payments. We continue to anticipate a benefit from these lower rates of approximately $27.5 million in our cash flows from operations and free cash flow.
Cash used in investing activities for the nine months ended June 30, 2018 was $41.4 million compared to $17.6 million in the same period last year. Our cash flows in fiscal year 2018 include some short-term investments.
Cash flows from financing activities in the nine months ended June 30, 2018 included repurchases of our common stock of $62.0 million, compared with $28.9 million in fiscal year 2017. The 2017 fiscal year cash flows also included net debt repayments of $149.9 million.

To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(dollars in thousands)	2018	2017
Cash flows from operations	$189,060	$252,097
Purchases of property and equipment and capitalized software costs	(21,552)	(19,088)
Free cash flow	$167,508	$233,009

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
During the nine months ended June 30, 2018, the passage of the Tax Cuts and Jobs Act has required some additional estimates. With this exception, there were no significant changes to the critical accounting policies we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, which was filed with the Securities and Exchange Commission on November 20, 2017.
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

	Nine Months Ended June 30,		Trailing Twelve Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income attributable to MAXIMUS	$174,444	$156,097	$227,773	$206,840
Interest (income)/expense, net	(2,132)	639	(2,392)	1,542
Provision of income taxes	61,793	78,643	85,203	108,018
Amortization of intangible assets	7,846	9,508	10,546	12,957
Stock compensation expense	15,713	15,822	21,256	20,755
Acquisition-related expenses	—	—	83	257
Gain on sale of a business	—	(650)	—	(1,077)
Adjusted EBITA	257,664	260,059	342,469	349,292
Depreciation and amortization of property, plant, equipment and capitalized software	39,902	43,416	52,255	62,574
Adjusted EBITDA	$297,566	$303,475	$394,724	$411,866

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At June 30, 2018 and September 30, 2017, we held net assets denominated in currencies other than the U.S. Dollar of $133.3 million and $186.8 million, respectively. Of these balances, cash and cash equivalents comprised $49.0 million and $63.7 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	June 30, 2018	September 30, 2017
Comprehensive income attributable to MAXIMUS	$(13,330)	$(18,680)
Net decrease in cash and cash equivalents	4,902	6,367
Where possible, we identify surplus funds in foreign locations and place them into entities with the United States Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our credit facility when we utilize it. At June 30, 2018, we had no borrowings and therefore, no exposure to interest rate fluctuations. Our interest income will be driven by our use and deployment of funds as well as interest rates in the locations where we hold funds.
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
Securities class action lawsuit
On August 4, 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia, Steamfitters Local 449 Pension Plan v. MAXIMUS. The plaintiff alleges the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014 through February 3, 2016, and seeks damages to be proved at trial. We deny the allegations and intend to defend the matter vigorously. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted and we are unable to estimate the potential loss or range of loss.
Medicaid claims
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31 million. From 2004 through 2009 we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. We believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our fees relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against MAXIMUS.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Apr. 1, 2018 - Apr. 30, 2018	—	$—	—	$108,842

May 1, 2018 - May 31, 2018	734,600	$61.74	734,600	$63,486

Jun. 1, 2018 - Jun. 30, 2018	260,206	$62.22	260,206	$197,770

Total	994,806	$61.87	994,806

(1)
Under resolutions adopted in June 2018 and August 2015, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $200 million of our common stock. The resolutions also authorized the use of option exercise proceeds for the repurchase of our common stock.

Item 6.                       Exhibits.

Exhibit No.		Description

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

s	Filed herewith.

❖	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: August 9, 2018	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)