Form 10-K
period 2018-09-30
MAXIMUS INC
filed 2018-11-20
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2018 was $4,291,433,990 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 64,133,318 shares of the registrant's Common Stock outstanding as of November 14, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be held on March 20, 2019, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our Company, the industry in which we operate and other matters, as well as management's beliefs and assumptions and other statements that are not historical facts. Words such as "anticipate," "believe," "could," "expect," "estimate," "intend," "may," "opportunity," "plan," "potential," "project," "should," "will" and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:

•	a failure to meet performance requirements in our contracts, which might lead to contract termination and actual or liquidated damages;

•	the effects of future legislative or government budgetary and spending changes;

•	our failure to successfully bid for and accurately price contracts to generate our desired profit;

•	our ability to maintain technology systems and otherwise protect confidential or protected information;

•	our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;

•	our ability to manage capital investments and startup costs incurred before receiving related contract payments;

•	our ability to manage our growth, including acquired businesses;

•	the ability of government customers to terminate contracts on short notice, with or without cause;

•	our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;

•	the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;

•	a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties, suspension, debarment and other sanctions;

•	the costs and outcome of litigation;

•	difficulties in integrating or achieving projected revenues, earnings and other benefits associated with acquired businesses;

•
the effects of changes in laws and regulations governing our business, including tax laws, and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies and practices, and our ability to estimate the impact of such changes;

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
Beginning in fiscal year 2017, we experienced what we believed was a slowdown due to an industry pause tied to the transition of a new presidential administration in the United States. Although the transition occurred at the federal level, we experienced the effects on some of our U.S.-based health business as many states depend upon federal funds to finance the services they provide. As a result, our short-term growth expectations were impacted by longer procurement cycles, increased delays and contract award protests. Some of this was due to policy and budget uncertainty. Further, agency staffing shortfalls tied to the slow presidential nomination process hindered the decision-making process at both the federal and the state level.
Longer-term, we believe the ongoing demand for our services driven by demographic, economic and legislative trends, coupled with our strong position within our industry, will continue to foster future growth. Our long-term growth thesis is based on the following factors:

•
Demographic trends, including increased longevity and more complex health needs, place an increased burden on government social benefit and safety-net programs. At the same time, programs that address societal needs must be a good use of taxpayer dollars and achieve their intended outcomes. We believe the macro-economic trends of demographics and government needs, coupled with the need to achieve value for money, will continue to drive demand for our services.

•
Our contract portfolio offers us good revenue visibility. Our contracts are typically multi-year arrangements and we have customer relationships which have lasted decades. Because of this longevity, our contract portfolio at any point in time can typically be used to identify approximately 90% of our anticipated revenue for the next twelve months.

•
We maintain a strong reputation within the government health and human services industry. Our deep client relationships and reputation for delivering outcomes and efficiencies creates a strong barrier to entry in a risk-averse environment. Entering our markets typically requires expertise in complex procurement processes, operation of multi-faceted government programs and an ability to serve and engage with diverse populations.

•
We have a portfolio target operating profit margin that ranges between 10% and 15% with high cash conversion, a healthy balance sheet and access to a $400 million credit facility. Our financial flexibility allows us to fund investments in the business, complete strategic acquisitions to further supplement our core capabilities and seek new adjacent platforms.

•
We have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. Our recent acquisitions are summarized below.

Date	Acquisition	Related Segment	Background	Purchase Price (in millions of dollars)
November 2018	General Dynamics Information Technology's Citizen Engagement Centers (the citizen engagement center acquisition)	U.S. Federal Services	Citizen engagement services on large contracts for the U.S. Federal Government	$ 400.0 [Note 1]
July 2017	Revitalised Limited	Health Services	Digital solutions for health, fitness and wellbeing.	4.1
February 2016	Ascend Management Innovations, LLC	Health Services	Independent health assessments and data management tools to U.S. state government agencies.	44.1
December 2015	Three companies doing business as "Assessments Australia"	Human Services	Health and functional assessment services in Australia.	3.1 [Note 2]
April 2015	Acentia, LLC	U.S. Federal Services	System modernization, software development, program management and other information technology services to the U.S. Federal Government.	293.5
April 2015	Remploy (70% acquired in 2015, a further 10% in 2018)	Human Services	Provision of disability employment services in the United Kingdom.	3.0
January 2014	Welfare-to-work contracts owned by Centacare, Australia	Human Services	Provision of welfare-to-work services in Australia.	2.7
July 2013	Health Management Limited	Health Services	Provision of occupational health services and independent medical assessments in the United Kingdom.	77.9
Note 1 - The purchase price for this business is based upon an estimate. The final price will be based upon the acquired working capital balance.
Note 2 - This purchase price includes an estimate of contingent consideration which has not yet been paid.

Our business segments
The Company is organized and managed based on the services we provide: Health Services, U.S. Federal Services and Human Services.
We operate in the United States, Australia, United Kingdom, Canada, Saudi Arabia and Singapore.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets and related financial information for the 2018, 2017 and 2016 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K, which we incorporate by reference herein.
Health Services Segment
Our Health Services Segment generated 59% of our total revenue in fiscal year 2018.
The Health Services Segment provides a variety of business process services and appeals and assessments for state, provincial and national government programs. These services support a variety of government health benefit programs including Medicaid, the Children's Health Insurance Program (CHIP) and the Affordable Care Act (ACA) in the U.S., Health Insurance British Columbia (BC) in Canada, and the Health Assessment Advisory Service (HAAS) contract in the U.K.
Approximately 77% of our revenue for this segment comes from our comprehensive program administration services for government health benefit programs. These services help people access, navigate and use health benefits and other government programs. They include:

•	Support for Medicaid, CHIP and ACA in the U.S. and Health Insurance BC in Canada.

•	Program eligibility support and enrollment services to help beneficiaries make the best choice for their health insurance coverage and improve their access to health care.

•	Application assistance and independent health plan enrollment counseling to beneficiaries.

•	Beneficiary outreach, education, eligibility, enrollment and renewal services.

•	Centralized multilingual customer contact centers and multichannel self-service options for easy enrollment.

•	Document and record management.

•	Premium payment processing and administration, such as invoicing and reconciliation.

•	Digital eHealth and wellbeing solutions.
We are a leading player in many of the health program administration markets that we serve. For example, we are the largest provider of Medicaid enrollment and CHIP services in the U.S. and a leading operator of customer contact centers for state-based health insurance exchanges in the U.S.
Approximately 22% of the Segment’s revenue is from our independent appeals and assessments services. These services help governments engage with program recipients, while at the same time helping them improve the efficiency, cost effectiveness, quality and accountability of their health and disability benefits programs. They include:

•	Support for HAAS in the U.K.

•	Independent disability, long-term sick and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews (PASRR).

•	Occupational health clinical assessments.
We are a leading player in many of the health appeals and assessments markets that we serve. For example, we are:

•	A leading provider of government-sponsored health benefit assessments and appeals in the U.S. and the U.K.

•	One of the largest providers of disability and long-term sick support services and occupational health services in the U.K.
The rest of the Segment’s revenue is from specialized consulting services.
Our contracts may be reimbursed on a performance-based, cost-plus, fixed rate fee or a combination of all the above. The Segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles.
Health Services Market Environment
According to the Organization for Economic Cooperation and Development, health care spending in the U.S. still far exceeds that of other high-income countries. The Kaiser Family Foundation noted an acceleration of U.S. health care spending in 2014 (4.3% per capita growth) and 2015 (5.0% per capita growth), particularly due to more people having health coverage from the ACA. Projections suggest that health-spending growth will continue at a moderate pace (averaging 4.6% per year on a per capita basis) but is unlikely to reach the double-digit growth of previous decades. We believe that effectively managing these costs, as well as improving quality and access to health care, is a major policy priority for governments. Governments seek efficient and cost-effective solutions to manage their public health benefit programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
In the U.S., as a result of Medicaid expansion and the ACA, more individuals are now eligible for health insurance coverage and there have been historic decreases in uninsured rates under the ACA. Over the last decade, many state Medicaid programs have also expanded managed care to new populations and new geographies that were historically served through fee-for-service Medicaid. More recently, some states are also seeking increased flexibility in the operations of their Medicaid programs via waivers requested through the Centers for Medicare & Medicaid Services. Some of these waivers include individual responsibility components such as beneficiary work requirements and co-pays for benefits. These waivers may create a more palatable path for additional states to contemplate new ways to operate their health benefit programs over the coming years. The issuance of waivers is contingent upon federal approval.
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
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 20% of our total revenue in fiscal year 2018.
The U.S. Federal Services Segment provides business process solutions, program management, as well as system and software development and maintenance services for various U.S. federal civilian programs. The Segment also contains certain state-based assessments and appeals work that is part of the Segment's heritage within the Medicare Appeals portfolio and continues to be managed within this Segment. We served 19 federal agencies in fiscal 2018.
Approximately 30% of the Segment’s revenue is from our comprehensive program administration services for federal government benefit programs. These include:

•	Centralized citizen engagement centers and support services

•	Document and record management

•	Case management, citizen engagement and consumer education
Approximately 34% of the Segment’s revenue is from our independent assessments and appeals services. These include:

•	Independent medical reviews and worker's compensation benefit appeals

•	Medicare and Medicaid appeals

•	Program eligibility appeals
Approximately 36% of the Segment’s revenue is from our technology solutions. These include:

•	Modernization of systems and information technology (IT) infrastructure

•	Infrastructure operations and support

•	Software development, operations and management

•	Data analytics

Many contracts in this Segment earn revenue on a cost-plus or time-and-materials basis, which typically carry the lowest levels of risk and lower levels of profit margin. The Segment also contains performance-based contracts where revenue is earned based upon participant numbers or other transaction-based measures, such as the number and type of assessments or appeals processed. The Segment may experience fluctuations as a result of volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.
In November 2018, we acquired General Dynamics Information Technology's citizen engagement centers to add to our existing portfolio of work with the U.S. Federal Government. This will provide us with additional cost-plus contracts, including an expansion of our role with the Centers for Medicare and Medicaid Services and the United States Census Bureau.
U.S. Federal Services Market Environment
Following the 2016 Presidential election, the U.S. federal services market was impacted by the transition to the new U.S. administration. Political struggles and uncertainty around agency budgets, as well as agency staffing shortfalls, hindered the federal procurement and decision-making process causing an overall slowdown of work in some of our core areas.
While federal agency budgets still face fiscal pressures and the administration is looking for improved efficiencies, we continue to see opportunities to apply our cost-effective and efficient solutions in the federal market. Federal agencies are tasked with cost-effectively managing programs at a time when changing demographics are leading to rising caseloads in many federal programs.
Many federal agencies must also address the maintenance of legacy IT systems and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements and global challenges. We are well positioned to help agencies modernize and operate their mission-critical systems.
Other key factors that will likely impact the U.S. federal market include a variety of political, economic, social and technological issues:

•	A focus on the citizen experience and citizen services, as well as digital services

•	Agencies moving from transformation initiatives to operations and maintenance

•	Agencies seeking consolidation and shared services to achieve cost efficiencies

•	Changes in the acquisition and contracting environment, including consolidation of General Services Administration schedules, such as Alliant 2
Human Services Segment
Our Human Services Segment generated 21% of our total revenue in fiscal year 2018.
The Human Services Segment provides national, state, provincial and local human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other human services programs. Approximately 70% of our revenue in this segment was earned in foreign jurisdictions, notably Australia and the United Kingdom.
Approximately 76% of the Segment’s revenue is from comprehensive workforce services that help disadvantaged individuals transition from government assistance programs to sustainable employment and economic independence. These services support a variety of programs including:

•	The Work Programme and Work Choice in the U.K.;

•	jobactive and Disability Employment Services in Australia;

•	Temporary Assistance to Needy Families (TANF) in the U.S.;

•	the Employment Program of British Columbia, Canada;

•	the Taqat and Taqat Plus programs in Saudi Arabia; and

•	Workforce Singapore as a Career Matching Provider.
These services cover a number of attributes including eligibility determination, case management, job‑readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services.
A further 15% of the Segment’s revenue is generated from children's services, which includes full and specialized child support case management services, customer contact center operations, and program and systems consulting services.
The balance of the Segment’s revenue comes from other specialized services. These include program consulting services, including independent verification and validation, cost allocation plans and other specialized consulting offerings; management tools and professional consulting services for higher education institutions; and tax credit and employer services.
Our payment terms vary between contracts. Within this segment, we have seen a trend towards payments based upon outcomes, such as achieving sustained employment targets or child support payments. There is no significant effect from seasonality within this segment.
Human Services Market Environment
We believe our established presence, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes makes us well-positioned to compete for human services opportunities.
We offer clients demonstrated results and decades of proven experience in administering welfare-to-work programs in the U.S., the U.K., Australia, Canada, Saudi Arabia and Singapore. In Australia, we are one of the largest welfare-to-work providers. We also have an established presence in the U.K.'s welfare-to-work market and presently provide employment and job training services under the Work Choice and Work Programmes, which are ending as a result of a robust economy, low unemployment and a shift away from mainstream welfare-to-work programs.
Many governments are shifting their focus to employment programs that serve individuals with disabilities or health conditions. Through our acquisition of Remploy, we have increased our presence in the U.K. disability employment services market where we help people with disabilities and health conditions obtain employment. We do similar work in Australia under the Disability Employment Services program that aims to provide individuals with disabilities a supported path towards long-term employment. We are a recognized leader in the U.K and Australia for providing disability employment support services, having achieved accreditations in the U.K. as a Disability Confident Leader and in Australia as a Disability Confident Recruiter. We believe these services are transferable to our other geographies and position us well for emerging trends in the disability services market.
We believe ongoing initiatives and measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core human services offerings across multiple geographies. Our ability to provide value-for-money is important in a market that is very price competitive.
Reorganization of segments
Effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way management intends to allocate resources, manage performance and evaluate results. This change responds to recent changes in the markets we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Accordingly, we will report operating segments on a geographic basis. Our operating segments will be U.S. Health & Human Services, U.S. Federal Services and Outside the U.S.
Our clients
Our primary clients are government agencies, with the majority at the national, provincial and state level and, to a lesser extent, some at the county and municipal level. In the year ended September 30, 2018, approximately 51% of our total revenue was derived from U.S. state government agencies, 27% from foreign government agencies, 16% from agencies of the U.S. Federal Government and 6% from other sources including local municipalities and commercial customers.

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
For the year ended September 30, 2018, our most significant clients were the U.S. Federal Government, which provided 16% of our consolidated revenue, the State of New York, which provided 16%, the U.K. Government, which provided 12% and the Australian Government, which provided 10%. Within these governments, we may be serving several distinct agencies. Our share of revenue with the U.S. Federal Government is expected to increase with the citizen engagement center acquisition.
We typically contract with government clients under four primary pricing arrangements: performance-based, cost-plus, fixed-price and time-and-materials. For the year ended September 30, 2018, 43% of our contracts were performance-based, 33% were cost-plus, 18% were fixed-price and 6% were time-and-materials.
Generally, the relationships with our clients are longer-term. Typical contracts, including option periods, tend to be several years long before they are subject to competitive rebid. See the "Backlog" section below for more details.
Backlog
At September 30, 2018, we estimate that we had approximately $5.1 billion in backlog. Backlog represents an estimate of the remaining future revenue from existing signed base contracts and revenue from contracts that have been formally awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts). Our backlog estimate does not assume any contract renewals or option period exercises.
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
We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. The dollar amount by segment of our backlog as of September 30, 2018 and 2017 was as follows:

	Backlog as of September 30,
	2018	2017
	(In millions)
Health Services	$2,682	$4,246
U.S. Federal Services	744	324
Human Services	1,674	1,130
Total	$5,100	$5,700
Our businesses typically involve contracts covering a number of years, including option periods. Contracts may include a period between contract signature and operations beginning for startup and transition activities where we are precluded from recognizing revenue. At September 30, 2018, the average weighted life of these contracts was approximately six years, including option periods. Although the exercise of options is uncertain, in our experience if the incumbent contractor is performing as expected these options are exercised nearly 100% of the time. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 40% of the backlog balance to be realized as revenue in fiscal year 2019. We adjust backlog annually for currency fluctuations and for estimated amounts associated with our performance-based contracts based upon the latest information that management has at that time.
As a result of the citizen engagement center acquisition in November 2018, we expect our backlog to increase in fiscal year 2019. Backlog, including the anticipated option period renewals as well as the backlog from the citizen engagement center acquisition, represents approximately 93% of current estimated fiscal year 2019 revenue.
Our growth strategy
Our goal is to enable future growth by remaining a leading provider of BPS, technology solutions and consulting services to government agencies. We will continue to deliver quality BPS to government clients to improve the cost effectiveness, efficiency and scalability of their programs as they deal with greater program complexity, rising demand and increasing caseloads. We also continue to seek efficiencies and optimize operations in order to achieve sustainable, profitable growth.
Our three-pronged approach to long-term growth is as follows.
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
Move into adjacent markets. As we gain expertise in particular services or geographies, we can use our knowledge and experience in other similar areas. We seek to grow our businesses by leveraging our existing core capabilities, consistently delivering the required outcomes for governments to achieve program goals, and pursuing opportunities with new and current clients in adjacent markets. For example, we continue to seek to grow our footprint in clinical services as well as long-term services and supports.
Incorporate new growth platforms. New growth platforms can be developed organically or through acquisition. We will selectively identify and pursue strategic acquisitions that provide us with a rapid and cost-effective method to enhance our services. This includes obtaining additional skill sets, increasing our access to contract vehicles, expanding our client base, cross-selling additional services, enhancing our technical capabilities and establishing or expanding our geographic presence. Many of our acquisitions allow us to gain new capabilities to use elsewhere within our business. For example, our acquisition of Health Management gave us significant occupational health capability and our acquisition of Revitalised improved our digital wellbeing capabilities. The citizen engagement center acquisition expands our reach in the delivery of citizen services, enables greater economies of scale, and brings enhanced technology and added operational capabilities that we believe will benefit the entire company.
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

Competitive advantages
We offer a private sector alternative for the operation and management of critical government-funded health and human services programs. We believe our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring to our clients. Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows.
Proven track record, ability to deliver outcomes and exceptional brand recognition. We assist governments in delivering cost-effective services to beneficiaries of government programs. We run large-scale, and often complex, program management operations on behalf of government agencies, improving the quality of services provided to their beneficiaries and achieving the necessary outcomes to help the government agencies cost-effectively meet their program goals. This has further enhanced our brand recognition as a proven partner with government agencies.
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
Intellectual property that supports the administration of government programs. We have proprietary solutions to address client requirements in our markets that are configurable or provide a platform that can be utilized with other clients. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable proven solutions. We also leverage software development methodologies to shorten development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. We believe our extensive industry focus and expertise embedded in our systems and processes provide us with a competitive advantage.
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
Flexibility and scalability. We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in an efficient and cost-effective manner.
Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects, to fund acquisitions, or where delays in payments have resulted in short-term cash flow declines, we may borrow up to $400 million through our credit facility, subject to standard covenants. We have the ability to borrow under our credit facility in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on our credit facility. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.
Focused portfolio of services. We are one of the largest publicly traded companies that provides a portfolio of BPS almost exclusively to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and nonprofit organizations, including large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government agencies efficiently.
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
Competition
The market for providing our services to government agencies is competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, market entry can be difficult for new or inexperienced firms. The complex nature of competitive bidding, qualifying criteria related to past performance, the required investment in subject-matter expertise, repeatable processes and support infrastructure, and the need to achieve specific program outcomes creates barriers to entry for potential new competitors unfamiliar with the nature of government procurement.
In the U.S., our primary competitors in the Health Services Segment are government in-sourced operations, Conduent, Automated Health Systems, Faneuil and KePro. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider. In the U.S. Federal Services Segment, our primary competitors in the BPS market are Serco, General Dynamics Information Technology, PAE and Conduent. In the U.S. Federal Services Segment, our primary competitors in the technology sector tend to be IBM, Oracle, Leidos, Accenture and other federal contractors. Our primary competitors in the Human Services Segment vary according to specific business line, but are primarily specialized consulting service providers and local nonprofit organizations.
Outside of the U.S., our primary competitors in the Health Services Segment include Atos, Capita, Interserve, Virgin Care and Optum. Our primary competitors in the Human Services Segment include Serco, Staffline, Shaw Trust, Sarina Russo, Advanced Personnel Management and other specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.
Legislative initiatives
We actively monitor legislative initiatives and respond to opportunities as they develop. Much of our work depends upon us reacting quickly to dynamic changes in the legislative landscape to assist with implementation of new legislation. Over the past several years, legislative initiatives created new growth opportunities and potential markets for us. Legislation passed in all the geographies in which we operate can have significant public policy implications for all levels of government, and presents viable business opportunities in the health and human services arena.
Some legislative initiatives that have created new growth opportunities for MAXIMUS are as follows.
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
Children's Health Insurance Program Reauthorization Act (CHIPRA). CHIPRA was signed into law on February 2, 2009, extending the previous SCHIP program. As part of the Bipartisan Budget Act of 2018, CHIP has been extended and funded through 2027.
Medicaid and CHIP Managed Care Regulations. In 2016, the Centers for Medicare & Medicaid Services issued managed care regulations and federal standards for the Medicaid and CHIP programs. These include enhancing support for consumers, improving health care delivery and quality of care, providing greater access to health care, and ensuring a modern set of rules that better align with the marketplace and Medicare Advantage plans. They also reinforce ongoing efforts to modernize and streamline the enrollment process and the continued value of independent choice counseling.
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
Employees
As of September 30, 2018, we had approximately 18,600 employees, consisting of 11,700 employees in the Health Services Segment, 2,700 employees in our U.S. Federal Services Segment, 3,700 employees in the Human Services Segment and 500 corporate administrative employees. Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels. As a result of the citizen engagement center acquisition, we will be adding approximately 13,100 employees to our U.S. Federal Services Segment and approximately 300 corporate administrative employees upon the closing of the acquisition.
As of September 30, 2018, 453 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 441 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and 12 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire in 2019 and 2020.
As of September 30, 2018, 1,593 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.
As of September 30, 2018, 405 of our employees in the U.K. were covered under a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.
None of our other employees are covered under any such agreement. We consider our relations with our employees to be good.
Other information
MAXIMUS, Inc. is a Virginia corporation.
Our principal executive offices are located at 1891 Metro Center Drive, Reston, Virginia, 20190. Our telephone number is 703-251-8500.
Our website address is maximus.com. We make our website available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
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
ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties.
We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2018, we leased 113 offices in the U.S. totaling approximately 2.4 million square feet. In five countries outside the U.S., we leased 304 offices totaling approximately 1.0 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.
As a result of the citizen engagement center acquisition, we commenced leasing an additional 20 offices in the U.S. totaling approximately 1.3 million square feet in November 2018.
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
Shareholder lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014 through February 3, 2016. In August 2018, the defendants’ motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
Medicaid claims
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have established a reserve to cover our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against us.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "MMS."
As of October 5, 2018, there were 43 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 34,500 beneficial owners of our common stock.
During fiscal years 2018 and 2017, we declared and paid quarterly dividends of $0.045 per share of MAXIMUS common stock. From the first quarter of fiscal year 2019, we expect that the corresponding payment will be $0.25 per share of MAXIMUS common stock. We intend to continue paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
The following table sets forth information regarding repurchases of common stock that we made during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2018 - July 31, 2018	10,000	$62.48	10,000	$197,145
August 1, 2018 - August 31, 2018	4,925	62.92	4,925	196,836
September 1, 2018 - September 30, 2018 (2)	202,044	64.98	62,000	192,817
Total	216,969		76,925
______________________________________________

(1)
Under a resolution adopted in June 2018, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the repurchase of our common stock.

(2)
The total number of shares purchased in September 2018 includes 140,044 restricted stock units which vested in September 2018 but which were utilized by the recipients to net-settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2013, to September 30, 2018, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of a peer group to our performance. Our peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent.
During fiscal year 2018, we updated our peer group. The updated peer group is comprised of Booz Allen Holding Corp., CACI International, Conduent, DST Systems, Gartner, Harris Corp., ICF International, ManTech International, Science International Applications Corp (SAIC) and Unisys Corp. Our former peer group was comprised of Booz Allen Holding Corp., CACI International, DST Systems, Gartner, Harris Corp., ICF International, Leidos Holdings, ManTech International, SAIC and Unisys Corp.
This graph assumes the investment of $100 on September 30, 2013, in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer groups, weighted by market capitalization and assumes dividends are reinvested.
________________________________________________
Notes:

A.	The lines represent index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on September 30, 2013.

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

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated statement of operations data:
Revenue	$2,392,236	$2,450,961	$2,403,360	$2,099,821	$1,700,912
Operating income	295,483	313,512	286,603	259,832	225,308
Net income attributable to MAXIMUS	220,751	209,426	178,362	157,772	145,440
Basic earnings per share attributable to MAXIMUS	$3.37	$3.19	$2.71	$2.37	$2.15
Diluted earnings per share attributable to MAXIMUS	$3.35	$3.17	$2.69	$2.35	$2.11
Weighted average shares outstanding:
Basic	65,501	65,632	65,822	66,682	67,680
Diluted	65,932	66,065	66,229	67,275	69,087
Cash dividends per share of common stock	$0.18	$0.18	$0.18	$0.18	$0.18

	At September 30,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$349,245	$166,252	$66,199	$74,672	$158,112
Total assets	1,462,000	1,350,662	1,348,819	1,271,558	900,996
Debt	510	668	165,615	210,974	1,217
Total MAXIMUS shareholders' equity	1,083,867	940,085	749,081	612,378	555,962

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.
For an overview of our business, including our business segments and a discussion of the services we provide, see Item 1 - Business.
Recent acquisitions and disposals
The following acquisitions have occurred since October 2015:

Date	Acquisition	Related Segment	Background	Purchase Price (in millions)
November 2018	General Dynamics Information Technology's Citizen Engagement Centers (the citizen engagement center acquisition)	U.S. Federal Services	Citizen engagement services on large contracts for the U.S. Federal Government.	$ 400.0 [Note 1]
July 2017	Revitalised Limited	Health Services	Digital solutions for health, fitness and wellbeing.	4.1
February 2016	Ascend Management Innovations, LLC	Health Services	Independent health assessments and data management tools to U.S. state government agencies.	44.1
December 2015	Three companies doing business as "Assessments Australia"	Human Services	Health and functional assessment services in Australia.	3.1 [Note 2]
Note 1 - The purchase price for this business is based upon an estimate. The final price will be based upon the acquired working capital balance.
Note 2 - This purchase price includes an estimate of contingent consideration which has not yet been paid.

We believe that these acquisitions will provide us with the ability to complement and expand our existing services.
In May 2016, we sold our K-12 Education business, which had been part of our Human Services Segment. We recorded gains of $6.9 million and $0.7 million in fiscal years 2016 and 2017, respectively.
Financial overview
We operate a portfolio of clients in a number of U.S. and foreign jurisdictions. Our results for the three years ended September 30, 2018, have been influenced by a number of factors.

•	Our Health Services Segment has reported organic growth through contract expansion and improved contract performance.

•
Our U.S. Federal Services Segment has seen a decline in revenues and profit from the loss of a subcontract with the Department of Veterans Affairs, the natural and expected conclusion of a number of smaller contracts as well as contracts that were re-procured under small business set-asides.

•
Our Human Services Segment has experienced changes in its contract portfolio as new contracts in Australia have been offset by the end of Work Programme and Work Choice Programme contracts in the United Kingdom. Many of these international contracts are pay-for-performance contracts that earn revenue as the contract progresses.

•
Our Health and Human Services Segments operate in foreign locations and are exposed to fluctuations in foreign currencies. These fluctuations have resulted in overall declines in income since fiscal year 2016.

•
Our tax rate received benefits from the United States Tax Cuts and Jobs Act in 2018, the recording of tax benefits from the vesting of RSUs and the exercise of stock options in fiscal years 2018 and 2017 and research and development tax credits in fiscal year 2017.

•
We utilized our cash flows from operations in fiscal years 2016 and 2017 to reduce our debt, much of which had been incurred with the acquisitions of Acentia, LLC in 2015 and Ascend Management Innovations, LLC in 2016. By reducing our debt balance, we reduced our interest expenses year-over-year.

•	The sale of our K-12 Education business in 2016 resulted in a gain of $6.9 million on the date of sale and an additional $0.7 million in 2017 following the resolution of outstanding contingencies.

•
We repurchased common shares at a cost of $67.6 million, $28.9 million and $31.3 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively, resulting in corresponding benefits to earnings per share.

•	We have maintained our quarterly dividend program. During fiscal year 2019, we increased our annual payment from $0.18 to $1.00 per year.
International businesses
We operate in international locations. Accordingly, we transact business in currencies other than the U.S. Dollar, principally the Australian Dollar, the Canadian Dollar, the Saudi Arabian Riyal, the Singapore Dollar and the British Pound. During the year ended September 30, 2018, we earned approximately 29% and 11% of revenue and operating income, respectively, from our foreign subsidiaries. International business exposes us to certain risks.

•
Tax regulations may penalize us if we transfer funds or debt across international borders; accordingly, we may not be able to use our cash in the locations where it is needed. The passage of the Tax Cuts and Jobs Act in the United States in December 2017 eliminated many of these incremental penalties. As a result, we remitted a significant portion of our cash to the United States. Although this has been a significant benefit, some international transaction limitations still exist and there is no guarantee that the current U.S. tax regime will remain in place. To mitigate our risks with respect to transferring funds, we maintain sufficient working capital, or have sufficient capital available to us under our credit facility, both within and outside the U.S., to support the short-term and long-term capital requirements of the businesses in each region. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure.

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

Summary of consolidated results
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations.

	Year ended September 30,
(dollars in thousands, except per share data)	2018	2017	2016
Revenue	$2,392,236	$2,450,961	$2,403,360
Cost of revenue	1,797,851	1,839,056	1,841,169
Gross profit	594,385	611,905	562,191
Gross profit margin	24.8%	25.0%	23.4%
Selling, general and administrative expense	285,241	284,593	269,091
Selling, general and administrative expense as a percentage of revenue	11.9%	11.6%	11.2%
Amortization of intangible assets	10,308	12,208	13,377
Restructuring costs	3,353	2,242	—
Gain on sale of a business	—	650	6,880
Operating income	295,483	313,512	286,603
Operating income margin	12.4%	12.8%	11.9%
Interest expense	1,000	2,162	4,134
Other income, net	4,726	2,885	3,499
Income before income taxes	299,209	314,235	285,968
Provision for income taxes	78,393	102,053	105,808
Effective tax rate	26.2%	32.5%	37.0%
Net income	220,816	212,182	180,160
Income attributable to noncontrolling interests	65	2,756	1,798
Net income attributable to MAXIMUS	$220,751	$209,426	$178,362
Basic earnings per share attributable to MAXIMUS	$3.37	$3.19	$2.71
Diluted earnings per share attributable to MAXIMUS	$3.35	$3.17	$2.69
The following tables provide an overview of the significant elements of our consolidated statements of operations. As our business segments have different factors driving revenue growth and profitability, the sections that follow cover these segments in greater detail.

Revenue, cost of revenue and gross profit

Our revenue reflects fees earned for services provided. Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor (both our labor and subcontracted labor). Changes in revenue, cost of revenue and gross profit for between fiscal years 2016 and 2018 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year
Balance for fiscal year 2016	$2,403,360		$1,841,169		$562,191
Organic growth	72,820	3.0%	19,190	1.0%	53,630	9.5%
Net acquired growth	8,928	0.4%	7,500	0.4%	1,428	0.3%
Currency effect compared to the prior period	(34,147)	(1.4)%	(28,803)	(1.6)%	(5,344)	(1.0)%
Balance for fiscal year 2017	$2,450,961	2.0%	$1,839,056	(0.1)%	$611,905	8.8%
Organic growth	(83,409)	(3.4)%	(60,873)	(3.3)%	(22,536)	(3.7)%
Acquired growth	1,096	—%	799	—%	297	—%
Currency effect compared to the prior period	23,588	1.0%	18,869	1.0%	4,719	0.8%
Balance for fiscal year 2018	$2,392,236	(2.4)%	$1,797,851	(2.2)%	$594,385	(2.9)%
We have shown movements in revenue, cost of revenue and gross profit in three categories: organic movement, acquired growth and currency effects.

•
Our organic revenue growth reflects changes in our contract portfolio from our existing business, supplemented with new work. Most of our contracts are multi-year arrangements, built upon long-term relationships which allow us to maintain a strong backlog of work to sustain our revenues. In any year, we would anticipate approximately 7% to 10% attrition of work as contracts end or are lost; contracts are rebid with reduced volumes, scope, rates or a combination of all three; contracted work is taken in house or we elect not to rebid for work. We also maintain a small portfolio of short-term projects, which do not provide year-on-year cash flows. To achieve organic growth, we must obtain more work than is lost.

•
Our acquisitions provide additional growth to our contract portfolio, offset by divestitures. We show acquired revenue for one year after the date of the acquisition to allow for a like-for-like comparative.

•
Our business is affected by fluctuations in foreign currencies in the jurisdictions where we operate. Although revenue and related costs are typically earned and incurred in the same currency, a significant change in foreign exchange rates may adjust our overall profit margins. In addition, each segment has a different exposure to foreign currencies and, accordingly, significant fluctuations may affect the mix of revenues and costs across our segments. We show the effect of currency fluctuations by reporting the difference between our results using current year exchange rates and those results which would have been reported if the average rates utilized in the prior year had prevailed.

Across fiscal years 2017 and 2018, we continued to report organic revenue growth in our Health Services Segment. This was offset by declines in our U.S. Federal Services Segment, in both years, and in our Human Services Segment in 2018. In fiscal years 2017 and 2018, we improved our profit margin in the Health and U.S. Federal Services Segments through improved contract performance and cost efficiencies. This was offset by declining profit margins in our Human Services Segment due to dilutive pass-through revenues in a new contract.
Acquired growth in revenue and costs stems from the acquisition of Revitalised and the full year benefit of Ascend and Assessments Australia, partially offset by the sale, in May 2016, of our K-12 Education business.
After the U.S. Dollar, our most significant earnings are denominated in British Pounds. The British Pound recorded a sharp drop in the second half of fiscal year 2016, resulting in reduced revenue and costs in fiscal year 2017. It has recovered some value in fiscal year 2018 and, accordingly, resulted in revenue and cost growth in fiscal year 2018. On a constant currency basis, we would have recorded growth of 3.4% in 2017 and a decline of 3.4% in 2018. The corresponding changes in cost of revenue growth would have been growth of 1.4% and a decline of 3.3%, respectively.
Additional details with respect to revenue, cost of revenue and gross profit are covered in our review of our individual segments below.
Other operating expenses and benefits
Selling, general and administrative expense (SG&A) consists of costs related to general management, marketing and administration. These costs include salaries, benefits, bid and proposal efforts, travel, recruiting, continuing education, employee training, non-chargeable labor costs, facilities costs, printing, reproduction, communications, equipment depreciation, bad debt expense, legal expenses and the costs of business combinations. Our SG&A is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources which are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Unlike cost of revenue, SG&A is not directly driven by fluctuations in our revenue.
Our SG&A has remained steady between 2018 and 2017. Increases between 2017 and 2016 were driven by significant investments in infrastructure which increased our depreciation expense and maintenance charges.
As noted above, we have made a number of acquisitions in recent years. These acquisitions have affected and will affect our statements of operations beyond the addition of revenues and costs.

•
We incurred costs related to the acquisition of these entities; typically legal fees, third-party due diligence and costs related to the valuation of intangible assets. In fiscal year 2018, we recorded costs of $0.5 million related to the citizen engagement center acquisition, which closed in November 2018. In fiscal years 2017 and 2016, we incurred expenses of $0.1 million and $0.8 million, related to the acquisitions of Revitalised and Ascend, respectively.

•
We utilized our credit facility to fund our acquisitions. We borrowed funds in April 2015 to acquire Acentia, LLC, along with a further balance in February 2016 to acquire Ascend. These borrowings resulted in an increase in our interest expense. As of September 30, 2018 and 2017, we had no borrowings under the credit facility. We generated interest income in fiscal year 2018.

•
Our intangible asset amortization has been declining year over year, notwithstanding the acquisitions of Revitalised, Ascend and Assessments Australia. All of our assets acquired with our 2015 acquisition of Remploy as well as many of the assets acquired with our 2012 acquisition of Policy Studies, Inc. reached the end of their lives in middle of fiscal year 2017.

During fiscal years 2018 and 2017, we undertook a restructuring of our United Kingdom Human Services operations as part of the integration of Remploy. We recorded restructuring costs of $3.4 million and $2.2 million, respectively, principally severance expenses. This restructuring is expected to result in cost savings in future periods. Remploy is partially owned by its employees and, accordingly, some of this charge is offset through a reduction in income attributable to noncontrolling interests.
On May 9, 2016, we sold our K-12 Education business, which was previously part of the Company’s Human Services Segment. At that time, we recorded a gain of $6.9 million. In fiscal year 2017, we resolved certain contingencies related to the sale and recorded a further gain of $0.7 million.
Other income
Although we may earn interest on some of our cash and investment balances, we would not anticipate significant other income, particularly in fiscal year 2019 as we anticipate having net borrowings for several quarters as we cover our borrowings related to the citizen engagement center acquisition. Our other income has received some additional benefits which we would not anticipate occurring with regularity or pattern.

•	In fiscal year 2018, we received insurance recoveries related to property damage and generated interest income on our cash balances through short-term investments.

•	In fiscal year 2017, we received interest income on research and development tax credits which pertained to prior years.

•
In fiscal year 2016, we received a benefit from a foreign exchange fluctuation. We typically mitigate the risk of such income or expense by matching the currencies of revenues and respective costs and by settling inter-company transactions on a timely basis.

Income taxes
Our effective tax rate for fiscal years 2018, 2017 and 2016 was 26.2%, 32.5% and 37.0%, respectively.
Our income tax expense in fiscal year 2018 received a significant benefit from the Tax Cuts and Jobs Act (the Act). The Act reduced the statutory U.S. federal income tax rate from 35% to 21%. This resulted in a one-time benefit from the reduction of net deferred tax liabilities, as well as reducing our current year rate to 24.5% for fiscal year 2018 and future years to 21%. This benefit was offset by a one-time charge for undistributed and previously untaxed earnings in foreign locations, as well as the removal of certain tax credits and exemptions. Without the effects of the Act, we estimate that our diluted earnings per share for fiscal year 2018 would have been lower by approximately $0.40. We are monitoring guidance from the United States Treasury Department as to the application of certain aspects of the Act and we are waiting for some U.S. states to announce how they will organize their tax codes prospectively. We anticipate that our effective tax rate for fiscal year 2019, excluding discrete items, will be between 25% and 26%. This will vary depending upon the effect of the guidance noted above as well as any changes in our profit mix.
Our income tax expense in fiscal years 2018 and 2017 received benefits of $2.8 million and $6.6 million from the vesting of restricted stock units (RSUs) and the exercise of stock options. Prior to fiscal year 2017, this benefit had been recorded through our Consolidated Statements of Changes in Shareholders' Equity. Our annual benefit or charge related to the vesting of RSUs will be dependent upon the timing, amount and share price on the date that the awards become available to owners of RSUs. Although most of our RSUs vest in the fourth quarter, we have a significant population of RSUs whose issuance has been deferred which might result in unpredictable movements in our tax provision. As of September 30, 2018, we have no outstanding stock options.
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

	Year ended September 30,
(dollars in thousands)	2018	2017	2016
Revenue	$1,404,959	$1,380,151	$1,298,304
Cost of revenue	1,032,331	1,032,826	1,006,123
Gross profit	372,628	347,325	292,181
Selling, general and administrative expense	136,250	132,081	107,155
Operating income	236,378	215,244	185,026
Gross profit percentage	26.5%	25.2%	22.5%
Operating margin percentage	16.8%	15.6%	14.3%

Changes in revenue, cost of revenue and gross profit for the 2017 and 2018 fiscal years are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change from prior year	Dollars	Percentage change from prior year	Dollars	Percentage change from prior year
Balance for fiscal year 2016	$1,298,304		$1,006,123		$292,181
Organic growth	104,224	8.0%	47,033	4.7%	57,191	19.6%
Acquired growth	9,790	0.8%	7,626	0.8%	2,164	0.7%
Currency effect compared to the prior period	(32,167)	(2.5)%	(27,956)	(2.8)%	(4,211)	(1.4)%
Balance for fiscal year 2017	$1,380,151	6.3%	$1,032,826	2.7%	$347,325	18.9%
Organic growth	4,917	0.4%	(16,411)	(1.6)%	21,328	6.1%
Acquired growth	1,096	0.1%	799	0.1%	297	0.1%
Currency effect compared to the prior period	18,795	1.4%	15,117	1.5%	3,678	1.1%
Balance for fiscal year 2018	$1,404,959	1.8%	$1,032,331	—%	$372,628	7.3%
Our Health Services Segment has recorded organic revenue growth across both fiscal years. This growth has been caused by contract expansion across our existing customer base, as well as performance improvements on other contracts. Our profit margin has improved as a consequence of our business growth, our improved performance and the end of two contracts which were detrimental to our results.

•
Much of our contract expansion has been driven by our work in the United States, notably with the State of New York. Revenue in the fourth quarter of fiscal 2018 was tempered by delayed contract amendments. This revenue will be recognized in fiscal year 2019.

•
We have continued to improve our performance in the United Kingdom HAAS contract. This contract includes a combination of incentives and penalties and we have consistently improved our performance in these over fiscal years 2017 and 2018. This contract has been extended through February 2020.

•
In fiscal year 2016, a contract with annual revenues of approximately $23 million ended and was rebid. We elected to pass on our opportunity to compete for this work resulting in lower annual revenues but improved overall margins. In fiscal year 2018, we agreed to terminate a loss-making contract with the U.K. Government. This resulted in a gain from the acceleration of deferred revenue and costs, as well as a long-term improvement to overall margins.

We acquired Ascend and Revitalised in fiscal years 2016 and 2017, respectively. Our acquired growth from fiscal year 2016 to 2017 includes five months of Ascend and two months of Revitalised, respectively. Our acquired growth from 2017 to 2018 includes the remaining ten months of Revitalised.
Much of this segment's international revenues are denominated in the British Pound, which declined sharply against the U.S. Dollar in the fourth quarter of fiscal year 2016. Although the value of the British Pound has improved in fiscal year 2018, it is still significantly lower than before June 2016.

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

	Year ended September 30,
(dollars in thousands)	2018	2017	2016
Revenue	$478,911	$545,573	$591,728
Cost of revenue	352,213	406,252	453,560
Gross profit	126,698	139,321	138,168
Selling, general and administrative expense	69,312	74,345	74,792
Operating income	57,386	64,976	63,376
Gross profit percentage	26.5%	25.5%	23.3%
Operating margin percentage	12.0%	11.9%	10.7%

Our U.S. Federal Services Segment has reported declines in revenue and cost of revenue across both fiscal years 2017 and 2018. These declines have been driven by contract terminations. These include:

•	A significant subcontract for the Department of Veterans Affairs, which ended in fiscal year 2017;

•	Contracts which came to their anticipated end; and

•	Contracts acquired with Acentia which were reserved for small businesses, precluding us from rebidding for the work.
Our year-over-year profit margins continue to improve, driven by innovation and technology improvements, as well as a state-based assessments contract which was highly accretive in fiscal year 2018.
The acquired business from the citizen engagement center acquisition will be reported in the U.S. Federal Services Segment beginning in fiscal year 2019. In addition, we continue to utilize the project vehicles acquired with Acentia in fiscal year 2015 to enhance and expand our service offerings to the United States Federal Government.
Human Services Segment
The Human Services Segment provides national, state, provincial and local human services agencies with a variety of business process services and related consulting services for welfare-to-work, child support, higher education institutions and other human services programs. Approximately 70% of our revenue in this segment was earned in foreign jurisdictions.

	Year ended September 30,
(dollars in thousands)	2018	2017	2016
Revenue	$508,366	$525,237	$513,328
Cost of revenue	413,307	399,978	381,486
Gross profit	95,059	125,259	131,842
Selling, general and administrative expense	76,835	76,675	84,157
Operating income	18,224	48,584	47,685
Gross profit percentage	18.7%	23.8%	25.7%
Operating margin percentage	3.6%	9.2%	9.3%

Changes in revenue, cost of revenue and gross profit for the 2017 and 2018 fiscal years are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year
Balance for fiscal year 2016	$513,328		$381,486		$131,842
Organic growth	14,751	2.9%	19,465	5.1%	(4,714)	(3.6)%
Net acquisition and disposal	(862)	(0.2)%	(126)	—%	(736)	(0.6)%
Currency effect compared to the prior period	(1,980)	(0.4)%	(847)	(0.2)%	(1,133)	(0.9)%
Balance for fiscal year 2017	$525,237	2.3%	$399,978	4.8%	$125,259	(5.0)%
Organic growth	(21,664)	(4.1)%	9,577	2.4%	(31,241)	(24.9)%
Currency effect compared to the prior period	4,793	0.9%	3,752	0.9%	1,041	0.8%
Balance for fiscal year 2018	$508,366	(3.2)%	$413,307	3.3%	$95,059	(24.1)%
The Human Services Segment recorded organic revenue growth in fiscal year 2017 and an organic decline in fiscal year 2018. In both years, our costs of revenue have increased, resulting in declines in gross profit and operating profit.

•
Across both years, our mature welfare-to-work contracts in Australia and the United Kingdom have been coming to an end. In Australia, our Disability Employment Services contract ended and was replaced with its successor arrangement in July 2018. In the U.K., the Work Programme and Work Choice contracts are ending as the government shifts its focus away from mainstream employment programs to focus on programs designed to provide a more holistic approach to support the disabled and long-term sick populations into sustained employment. These changes are detrimental to our profit margin as the caseload from contracts ending steadily declines. The contracts which replace these are in a startup phase, where the workload steadily increases. The newer contracts also place a greater emphasis on sustained employment outcomes which further delays our earning of revenue. Without the impact of the startup of these contracts, we estimate that the Human Services Segment operating margin would have been 5.6% in fiscal year 2018.

•
The jobactive contract in Australia includes a significant amount of pass-through revenue where we have discretionary spending reimbursed to us with no margin. As well as increasing our administrative burden, this reduces our overall profit margins.

•
During fiscal year 2018, we recognized approximately $8.0 million of revenue from our operations in Saudi Arabia. Our net assets for our Saudi Arabia operations were approximately $4.5 million at September 30, 2018, and our accounts receivable at our Saudi Arabia operations are approximately $5.4 million, which is net of reserves that we believe are appropriate considering the risk of non-collection of the receivables.

•
We are challenged across the Segment by low unemployment rates in the geographies in which we operate. As a consequence, we are required to adapt our methodology to serve the populations provided to us. We anticipate profit margins in the single digits for fiscal year 2019.

Our results in fiscal year 2017 received a benefit from a full year of business from Assessments Australia, but this was offset by the disposal of our K-12 Education business in the United States.
The detrimental effect of the decline in the value of the British Pound following the results of the 2016 referendum on European Union membership affected both revenue and costs in fiscal 2017. The value of the British Pound provided a benefit in fiscal 2018.

Reorganization of segments
Effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way management intends to allocate resources, manage performance and evaluate results. This change responds to recent changes in the markets we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Accordingly, we will report operating segments on a geographic basis. Our operating segments will be U.S. Health & Human Services, U.S. Federal Services and Outside the U.S.
Changes in revenue recognition
On October 1, 2018, we adopted a new methodology for reporting revenue. Although this new method will not affect the timing of revenue recognition on most of our contracts, we anticipate that revenue on our welfare-to-work contracts will be accelerated. This reflects our obligation to recognize long-term outcome fees across the period of performance, which may be several months, rather than deferring recognition until outcomes are certain, as was the requirement in fiscal year 2018 and prior. This should result in a closer matching of revenue and costs within these contracts and should mitigate some losses recorded in these contracts in their early months, although it is typical that any new contract will generally be less profitable than a mature contract. The effect of this new method of revenue recognition will be far more significant in the Outside the U.S. Segment, as this is where the greater share of welfare-to-work contracts with outcome payments is held.
We project that fiscal year 2019 revenue will benefit by approximately $7 million as a result of the new methodology. We project that the cumulative effect of the new methodology on all prior years will increase our retained earnings, increase our deferred tax assets and decrease our deferred revenue by approximately $33 million, $14 million and $47 million as of October 1, 2018, respectively.
Impact of the citizen engagement center acquisition
On November 16, 2018, we acquired 100% of General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. This acquisition will affect our results in fiscal year 2019 and beyond.

•	We expect revenue for fiscal year 2019 to increase between $600 million and $625 million.

•	The two largest acquired contracts are cost-plus contracts and accordingly, we expect mid-single digit operating income margins for these contracts.

•	We expect an increase in SG&A in order to handle the additional volume of work that the acquisition will create.

•
Adding the assets related to this acquisition into the total Company portfolio allows us to spread the corporate SG&A costs across a substantially larger base of revenue. This will re-allocate indirect costs from our existing contracts to the two largest acquired cost-plus contracts, where they are recoverable.

•	Since we report fully allocated operating income for our contracts, we expect an improvement in operating income for our contracts that are not cost-plus contracts.

•	We expect less interest income because we used a significant portion of our cash on our balance sheet for the acquisition.

•	We expect interest expense to increase as we utilized $150 million of our credit facility.

•	We expect to incur one-time acquisition costs of $3 million in fiscal year 2019.

•
There will be amortization of intangible assets created by purchase accounting. This amortization is a non-cash charge and therefore, our EBITDA will increase more than our operating income. We are still in the process of valuing the assets acquired.

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
To supplement our operating cash flows, we maintain and utilize our credit facility, which allows us to borrow up to $400 million, subject to standard covenants. In fiscal years 2015 and 2016, we used this facility to fund acquisitions as well as short-term borrowings to cover some immediate working capital needs. At September 30, 2017, we had repaid these balances and had no outstanding borrowings under the credit facility during fiscal year 2018.
We believe our cash flows from operations should be sufficient to meet our day-to-day requirements.
Our priorities for cash utilization are to actively pursue new growth opportunities, to maintain our quarterly dividend program and, where opportunities arise, to make repurchases of our own shares.
We have no requirement to remit funds from our foreign locations back to the United States. However, where remitting these funds is possible and can be performed in a tax-free manner, we will do so. With the passage in the United States of the Tax Cuts and Jobs Act, we have been able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to bring back additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. Where we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States.
Our cash balances are held in the following locations and denominations (in thousands of U.S. Dollars):

As of September 30, 2018
U.S. Dollar denominated funds held in the United States	$302,098
U.S. Dollar denominated funds held in foreign locations	780
Funds held in foreign locations in local currencies	46,367
$349,245
In addition, we held short-term investments of $20.3 million as of September 30, 2018, in U.S. Dollar denominated investments that mature within the first quarter of fiscal year 2019.
The following table provides a summary of our cash flow information for the three years ended September 30, 2018.

	Year ended September 30,
(dollars in thousands)	2018	2017	2016
Net cash provided by/(used in):
Operations	$323,525	$337,200	$180,026
Investing activities	(46,304)	(25,221)	(87,103)
Financing activities	(91,880)	(215,429)	(96,842)
Effect of exchange rates on cash and cash equivalents	(2,348)	3,503	(4,554)
Net increase/(decrease) in cash and cash equivalents	$182,993	$100,053	$(8,473)
The factors influencing cash flows from operations are:

•	Our operating profit,

•	Our cash collections,

•	The timing of payments within contracts, particularly those with up-front payments, and

•	The timing of tax payments, especially following the passage of the Tax Cuts and Jobs Act in the United States.
We measure our ability to collect receivables from customers using our Days Sales Outstanding (DSO) calculation. We have a target range for DSO of 65 to 80 days and we have typically stayed within the lower end of this range during the past three fiscal years. During both fiscal years 2018 and 2017, we experienced strong cash collections, particularly towards the end of the year, and reported a DSO of 63 days at September 30, 2018 and 2017. This resulted in significant cash flows from customers in both years, particularly in 2017.
Our tax payments for September 30, 2018, 2017 and 2016 were $65.3 million, $87.8 million and $108.3 million, respectively. Tax payments are lower in fiscal year 2018 due to the Tax Cuts and Jobs Act in the United States.
We anticipate that our operating cash flows in 2019 may be lower than those in fiscal years 2017 and 2018 as those years received the benefit of stronger cash collections than anticipated. We note that the early or late payment of invoices from our largest customers may result in significant fluctuations in our cash flows from those anticipated. Owing to changes in financial reporting requirements, our cash flow statements starting in fiscal year 2019 will include movements in balances which we consider to be restricted cash and which we report in 'prepayments and other assets.' Our restricted cash balance at September 30, 2018, was $7.3 million. We do not anticipate that this will result in a significant change in our reported operating cash flows.
In fiscal year 2018, we purchased short-term investments of $20.0 million, which is the primary driver of the increase in cash used in investing activities from fiscal year 2017. In fiscal year 2016, we completed a significant build-out of our United States infrastructure. This, combined with the acquisition of Ascend and Assessments Australia, increased our investing cash outflows. Our infrastructure investment has returned to a normal level following the completion of this build-out.
Our cash flows from financing activities have been driven by our use of our credit facility, our repurchases of our common stock and our quarterly dividend.
In fiscal year 2015, we utilized our credit facility to fund the acquisition of Acentia, as well as to fund short-term working capital needs. Commencing in the fourth quarter of fiscal year 2016, we repaid these borrowings in full, principally from our United States operating cash flows. The citizen engagement center acquisition resulted in cash borrowings of $150.0 million, which we will report in the three months ended December 31, 2018, as financing cash inflows, and an investment of approximately $400 million, which we will report as an investing cash outflow. This cash outflow will be subject to change based upon the working capital acquired with the business. As we manage our cash in fiscal year 2019, we expect to utilize our credit facility as needed to cover working capital requirements.
We repurchased 1.1 million, 0.6 million and 0.6 million shares of common stock during fiscal years 2018, 2017 and 2016, utilizing cash of $127.7 million. At September 30, 2018, we had $192.8 million available for future repurchases under a plan approved by our Board of Directors. Subsequent to September 30, 2018, we purchased a further 0.2 million shares of common stock at a cost of approximately $15 million, leaving approximately $178 million available under our current Board authorization. Our share repurchases are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
Since the second half of fiscal year 2011, we have paid a quarterly dividend of $0.045 per common share. This resulted in a regular cash outflow of approximately $12 million per year. In the first fiscal quarter of 2019, we will pay a dividend of $0.25 per common share, which we expect to continue on a quarterly basis and which would result in an annual cash outflow of approximately $65 million. Continued payment of the dividend is subject to Board discretion.
Where we operate in foreign locations, we utilize the local currency to operate our business. Although surplus funds have been transferred to U.S. Dollar denominated bank accounts, we are still subject to gains or losses on these balances where the foreign currencies appreciate or depreciate against the U.S. Dollar. These increases or decreases are shown as the effect of exchange rates on our cash balances.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
(dollars in thousands)	2018	2017	2016
Cash provided by operations	$323,525	$337,200	$180,026
Purchases of property and equipment and capitalized software costs	(26,520)	(24,154)	(46,391)
Free cash flow	$297,005	$313,046	$133,635
Obligations and commitments
The following table summarizes our contractual obligations at September 30, 2018, that require the Company to make future cash payments:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$160,667	$68,959	$71,566	$18,172	$1,970
Debt(1)	510	136	271	103	—
Deferred compensation plan liabilities(2)	36,115	2,618	2,470	1,457	29,570
Total(3)	$197,292	$71,713	$74,307	$19,732	$31,540
____________________________________________

(1)	The debt balance of $0.5 million at September 30, 2018, is interest free. Accordingly, no estimated interest payments have been included within the balances above.

(2)
Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. The timing of these payments are based upon elections in place at September 30, 2018, but these may be subject to change. Payments falling due may be deferred again by the employee, delaying the obligation. Payments may also be accelerated if an employee ceases employment with us or applies for a hardship payment. At September 30, 2018, we held assets of $34.3 million in a Rabbi Trust which could be used to meet these obligations.

(3)
Due to the uncertainty with respect to the timing of future cash flows associated with the Company's unrecognized income tax benefits at September 30, 2018, we are unable to reasonably estimate settlements with taxing authorities. The above table does not reflect unrecognized income tax benefits of approximately $1.3 million, of which approximately $0.7 million is related interest and penalties. See "Note 5. Income taxes" of the Consolidated Financial Statements for a further discussion on income taxes.

The contractual obligations table also omits our liabilities with respect to acquisition-related contingent consideration as part of the Assessments Australia acquisition in fiscal year 2016. See "Note 13. Business combinations and disposal" of our Consolidated Financial Statements for additional information on these balances.
Off-balance sheet arrangements
Other than our operating lease commitments, we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. We have significant operating lease commitments for office space; those commitments are generally tied to the period of performance under related contracts. Although for certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. Also, we do not speculate in derivative transactions. We have utilized interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
Effects of inflation
As measured by revenue, approximately 33% of our business in fiscal year 2018 was conducted under cost-plus pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 6% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are typically priced to mitigate the risk of our business being adversely affected by inflation.

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
Approximately 33% of our business is derived from cost-plus pricing arrangements. Revenue on cost-plus contracts is recognized based on costs incurred plus the negotiated fee earned. Our key estimates relate to the allocation of indirect costs. Much of the allocation of allowable indirect costs is based upon rules established by the relevant contract or by reference to U.S. Federal Government standards. While the existence of these rules reduces the risk of a significant error, the allocation of indirect costs is typically audited by our customers and it usually takes a significant period of time for an audit to be concluded. The iterative process of an audit provides us with information to refine our estimates for open periods. We have not recorded any significant adjustments to our revenue related to changes in such estimates for any of the three years ended September 30, 2018. We are current in our submissions of costs to relevant regulators. Although audits of past costs remain open for certain years, we believe it is unlikely that a significant adjustment to prior periods would occur at this time.
On certain performance-based arrangements, our per-transaction fees may be higher in earlier years to compensate for anticipated higher costs at the commencement of contract operations. Where the discount in future fees is considered both significant and incremental, we are required to estimate our total future volumes and revenues and allocate an estimated fee to each transaction. We refine these estimates of total future volumes quarterly and we recognize these changes as a cumulative catch-up to our revenue. The sensitivity of these volume estimates is driven by the length of the contract, the size of the discounts and the maturity of the contract. Our greatest revenue volatility from our estimate will typically arise at the mid-point of the contract; in early periods of contract performance, changes to estimates of future volumes will have a smaller true-up; in later periods, there is less likelihood of a significant change in estimate. Although we had a number of contracts with these terms and conditions during the three years ended September 30, 2018, no significant adjustments to revenue were recorded in this period. As of September 30, 2018, many of these contracts are close to maturity and, accordingly, the likelihood of a significant adjustment has diminished. The only significant remaining contract is our contract with the Department of Education, which is in our U.S. Federal Services Segment. The contract, which has an expected total value of approximately $0.9 billion, has completed its fourth full year of operations and has up to six years of operations remaining. Our transaction billing rate for the future periods is approximately 10% lower than it was for the earliest periods. If, at September 30, 2018, our estimate of future volumes had increased or decreased by five percent, it would not have resulted in a significant adjustment to revenue and operating income.
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

Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in identifying our reporting units, appropriately allocating goodwill to these reporting units and assessing the fair value of these reporting units. At July 1, 2018, the Company performed its annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.
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
No impairment charges were recorded in the three years ending September 30, 2018.
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
In fiscal year 2018, 29% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current year’s results for all foreign businesses using the exchange rates in the prior year. We refer to this adjusted revenue on a "constant currency basis."
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
During fiscal year 2018, we utilized our credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. We have provided a reconciliation from net income to Adjusted EBITA and Adjusted EBITDA as follows:

	Year ended September 30,
(in thousands)	2018	2017	2016
Net income attributable to MAXIMUS	$220,751	$209,426	$178,362
Interest expense	(2,591)	379	3,466
Provision for income taxes	78,393	102,053	105,808
Amortization of intangible assets	10,308	12,208	13,377
Stock compensation expense	20,238	21,365	18,751
Acquisition-related expenses	947	83	832
Gain on sale of a business	—	(650)	(6,880)
Adjusted EBITA	328,046	344,864	313,716
Depreciation and amortization of property, plant, equipment and capitalized software	51,884	55,769	58,404
Adjusted EBITDA	$379,930	$400,633	$372,120

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At September 30, 2018 and 2017, we held net assets denominated in currencies other than the U.S. Dollar of $100.3 million and $186.8 million, respectively. Of these balances, cash and cash equivalents comprised $46.4 million and $63.7 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	As of September 30,
	2018	2017
Comprehensive income attributable to MAXIMUS	$(10,030)	$(18,680)
Net decrease in cash and cash equivalents	(4,640)	(6,370)
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our credit facility when we utilize it. At September 30, 2018, we had no outstanding borrowings on our credit facility and, accordingly, no exposure to interest rate fluctuations. We utilized our credit facility in November 2018 to fund the acquisition of General Dynamics Information Technology's citizen engagement center business. Based upon our anticipated levels of borrowing, we would anticipate our borrowing rate to be based upon monthly LIBOR plus 1%. Our overall expense will be dependent upon our outstanding borrowings and the rate at which we repay this borrowing.

ITEM 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on the Audited Consolidated Financial Statements

Board of Directors and Shareholders
MAXIMUS, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 20, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the MAXIMUS, Inc.’s auditor since 1996.

Tysons, Virginia
November 20, 2018

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended September 30,
	2018	2017	2016
Revenue	$2,392,236	$2,450,961	$2,403,360
Cost of revenue	1,797,851	1,839,056	1,841,169
Gross profit	594,385	611,905	562,191

Selling, general and administrative expenses	285,241	284,593	269,091
Amortization of intangible assets	10,308	12,208	13,377
Restructuring costs	3,353	2,242	—

Gain on sale of a business	—	650	6,880
Operating income	295,483	313,512	286,603

Interest expense	1,000	2,162	4,134

Other income, net	4,726	2,885	3,499
Income before income taxes	299,209	314,235	285,968
Provision for income taxes	78,393	102,053	105,808
Net income	220,816	212,182	180,160
Income attributable to noncontrolling interests	65	2,756	1,798
Net income attributable to MAXIMUS	$220,751	$209,426	$178,362
Basic earnings per share attributable to MAXIMUS	$3.37	$3.19	$2.71
Diluted earnings per share attributable to MAXIMUS	$3.35	$3.17	$2.69
Dividends per share	$0.18	$0.18	$0.18
Weighted average shares outstanding:
Basic	65,501	65,632	65,822
Diluted	65,932	66,065	66,229

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended September 30,
	2018	2017	2016
Net income	$220,816	$212,182	$180,160
Foreign currency translation adjustments	(9,334)	8,549	(13,828)
Interest rate hedge, net of income taxes of $-, $- and $(16)	—	1	24
Comprehensive income	211,482	220,732	166,356
Comprehensive income attributable to noncontrolling interests	65	2,756	1,798
Comprehensive income attributable to MAXIMUS	$211,417	$217,976	$164,558

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$349,245	$166,252
Short-term investments	20,264	—
Accounts receivable—billed and billable, net	357,613	394,338
Accounts receivable—unbilled	31,536	36,475
Income taxes receivable	5,979	4,528
Prepaid expenses and other current assets	43,995	55,649
Total current assets	808,632	657,242
Property and equipment, net	77,544	101,651
Capitalized software, net	22,429	26,748
Goodwill	399,882	402,976
Intangible assets, net	88,035	98,769
Deferred contract costs, net	14,380	16,298
Deferred compensation plan assets	34,305	28,548
Deferred income taxes	6,834	7,691
Other assets	9,959	10,739
Total assets	$1,462,000	$1,350,662
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$114,378	$122,083
Accrued compensation and benefits	95,555	105,667
Deferred revenue	51,182	71,722
Income taxes payable	4,438	4,703
Other liabilities	11,896	12,091
Total current liabilities	277,449	316,266
Deferred revenue, less current portion	20,394	28,182
Deferred income taxes	26,377	20,106
Deferred compensation plan liabilities, less current portion	33,497	30,707
Other liabilities	17,864	9,633
Total liabilities	375,581	404,894
Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 64,371 and 65,137 shares issued and outstanding at September 30, 2018 and 2017, at stated amount, respectively	487,539	475,592
Accumulated other comprehensive income	(36,953)	(27,619)
Retained earnings	633,281	492,112
Total MAXIMUS shareholders' equity	1,083,867	940,085
Noncontrolling interests	2,552	5,683
Total equity	1,086,419	945,768
Total liabilities and equity	$1,462,000	$1,350,662

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended September 30,
	2018	2017	2016
Cash flows from operations:
Net income	$220,816	$212,182	$180,160
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization of property, plant, equipment and capitalized software	51,884	55,769	58,404
Amortization of intangible assets	10,308	12,208	13,377
Deferred income taxes	6,721	4,762	5,652
Stock compensation expense	20,238	21,365	18,751
Gain on sale of business	—	(650)	(6,880)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable—billed and billable	34,033	53,025	(51,986)
Accounts receivable—unbilled	4,920	26	(5,590)
Prepaid expenses and other current assets	4,954	2,584	(2,027)
Deferred contract costs	1,838	2,037	(398)
Accounts payable and accrued liabilities	(7,725)	(28,309)	(2,371)
Accrued compensation and benefits	(8,795)	8,849	(869)
Deferred revenue	(27,039)	(15,401)	(11,661)
Income taxes	7,262	8,901	(13,125)
Other assets and liabilities	4,110	(148)	(1,411)
Cash provided by operations	323,525	337,200	180,026
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(26,520)	(24,154)	(46,391)
Acquisition of businesses, net of cash acquired	—	(2,677)	(46,651)
Acquisition of part of noncontrolling interest	(157)	—	—
Proceeds from the sale of a business	—	1,035	5,515
Purchases of short-term investments	(19,996)	—	—
Other	369	575	424
Cash used in investing activities	(46,304)	(25,221)	(87,103)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(11,692)	(11,674)	(11,701)
Repurchases of common stock	(66,919)	(28,863)	(33,335)
Tax withholding related to RSU vesting	(8,529)	(9,175)	(11,614)
Borrowings under credit facility	136,632	185,000	149,823
Repayment of credit facility and other long-term debt	(136,769)	(349,981)	(195,200)
Stock option exercises	—	924	546
Stock compensation tax benefit	—	—	5,172
Other	(4,603)	(1,660)	(533)
Cash used in financing activities	(91,880)	(215,429)	(96,842)
Effect of exchange rate changes on cash	(2,348)	3,503	(4,554)
Net increase/(decrease) in cash and cash equivalents	182,993	100,053	(8,473)
Cash and cash equivalents, beginning of period	166,252	66,199	74,672
Cash and cash equivalents, end of period	$349,245	$166,252	$66,199
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2015	65,437	$446,132	$(22,365)	$188,611	$3,321	$615,699
Net income	—	—	—	178,362	1,798	180,160
Foreign currency translation	—	—	(13,828)	—	—	(13,828)
Interest rate hedge, net of income taxes	—	—	24	—	—	24
Cash dividends	—	—	—	(11,701)	(1,060)	(12,761)
Dividends on RSUs	—	363	—	(363)	—	—
Repurchases of common stock	(587)	—	—	(31,338)	—	(31,338)
Stock compensation expense	—	18,751	—	—	—	18,751
Stock compensation tax benefit	—	5,172	—	—	—	5,172
Tax withholding relating to RSU vesting	—	(9,285)	—	—	—	(9,285)
Stock option exercises and RSU vesting	373	546	—	—	—	546
Balance at September 30, 2016	65,223	461,679	(36,169)	323,571	4,059	753,140
Net income	—	—	—	209,426	2,756	212,182
Foreign currency translation	—	—	8,549	—	—	8,549
Interest rate hedge, net of income taxes	—	—	1	—	—	1
Cash dividends	—	—	—	(11,674)	(1,132)	(12,806)
Dividends on RSUs	—	348	—	(348)	—	—
Repurchases of common stock	(558)	—	—	(28,863)	—	(28,863)
Stock compensation expense	—	21,365	—	—	—	21,365
Tax withholding related to RSU vesting	—	(8,724)	—	—	—	(8,724)
Stock option exercises and RSU vesting	472	924	—	—	—	924
Balance at September 30, 2017	65,137	475,592	(27,619)	492,112	5,683	945,768
Net income	—	—	—	220,751	65	220,816
Foreign currency translation	—	—	(9,334)	—	—	(9,334)
Cash dividends	—	—	—	(11,692)	(2,915)	(14,607)
Dividends on RSUs	—	318	—	(318)	—	—
Repurchases of common stock	(1,088)	—	—	(67,572)	—	(67,572)
Stock compensation expense	—	20,238	—	—	—	20,238
Tax withholding related to RSU vesting	—	(8,733)	—	—	—	(8,733)
RSU vesting	322	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	124	—	—	(281)	(157)
Balance at September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2018, 2017 and 2016
1. Business and summary of significant accounting policies
Description of business
MAXIMUS, Inc. (the "Company" or "we") is a leading operator of government health and human services programs worldwide.
In fiscal year 2018, we conducted our operations through three business segments: Health Services, U.S. Federal Services and Human Services.

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

•
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

•
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
Revenue recognition
Revenue is generated from contracts with various pricing arrangements with total revenue contributions in fiscal year 2018 as follows:

•	performance-based criteria (43%);

•	costs incurred plus a negotiated fee ("cost-plus") (33%);

•	fixed-price (18%); and

•	time-and-materials (6%).

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

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
New accounting standards
In May 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). In addition, the FASB has issued additional updates covering technical items and changing the date of adoption. We adopted this standard on October 1, 2018, using the modified retrospective method. Under this method, we will recognize the cumulative effect of adoption as an adjustment to our retained earnings balance on October 1, 2018. Our balance sheet at October 1, 2018, will also be adjusted to reflect changes in our deferred revenue and unbilled accounts receivable balances, with corresponding changes to our deferred tax assets and liabilities. We will not adjust our comparative periods; we will provide disclosure of revenue and other related balances as they would have been reported under prior guidance for our fiscal year 2019.
The core principle of ASC Topic 606 is that we should recognize revenue in a manner which depicts the transfer of control for promised services from ourselves to our customers. The new standard will also require additional disclosures in our first quarter of 2019 regarding our contracts with customers, including disclosure of our remaining unsatisfied performance obligations. We are continuing to assess these disclosures.
To address the changes arising from ASC Topic 606, we established a cross-functional steering committee which includes representatives from across all our business and support segments. The steering committee is responsible for evaluating the impact of the standard on our operations including accounting, taxation, internal audit and financial systems. Our approach to analyzing these impacts included reviewing our current accounting policies and practices to identify potential differences that will result from applying the requirements of the new standard to our existing contracts. We have identified and made changes to our business processes, systems and controls in order to support revenue recognition and the related disclosures under ASC Topic 606.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

We have substantially completed our evaluation of the effect of adopting ASC Topic 606. Based upon this assessment, we anticipate that we will record an increase of approximately $33 million to our retained earnings balance at adoption, representing the after-tax effect of the acceleration of revenue on certain contracts; our opening balance sheet will show adjustments to unbilled receivables and deferred revenue to reflect these changes, along with corresponding changes in deferred taxation. The most significant cause of this change will come from some of our welfare-to-work contracts which have been reported in our Human Services Segment. Certain contracts include incentive payments where participants reach employment milestones, which are typically remaining in employment for a period of up to twelve months. Under our existing accounting guidance, we are required to defer this revenue until the outcome has been achieved. Under ASC Topic 606, we are required to recognize this revenue over the period where we are providing the relevant services. This will require us to make estimates of future outcome fees and the periods over which these fees will be earned. Other changes from ASC Topic 606 are not expected to be material.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. We are required to adopt this standard on October 1, 2019. In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to adopt using the optional transition method. We are currently evaluating the likely effects on our business.
In August and November 2016, the FASB issued two ASUs pertaining to the statement of cash flows; ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. These updates will require us to make certain changes to the presentation of our cash flows. The most notable change that we anticipate relates to the treatment of balances we consider to be "restricted cash." Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. As we do not consider them cash or cash equivalents, we have not included them within our cash flow statement except where we have moved restricted cash in or out of unrestricted cash balances. From October 1, 2018, we will be required to include movements in cash, cash equivalents and restricted cash within our consolidated statement of cash flows. At the time of adoption, we will recast our comparative financial statements as though this standard had always been in place. We do not believe they will have a significant effect on our reported cash flows.
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
Other than these new accounting standards, there have been no other recent pronouncements which we anticipate will significantly affect our financial statements.
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Investments with a longer maturity are shown as short-term investments. Where we are obliged to hold cash balances as collateral for lease, credit card or letter of credit arrangements, or where we hold funds on behalf of clients, this balance is reported within prepayments and other current assets. These restricted cash balances totaled $7.3 million and $13.5 million at September 30, 2018 and 2017, respectively.
During the year, we have held some liquid investments with an original maturity in excess of three months. We have reported this balance as a short term investment. We have recorded income over the term of this investment,

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

which matured in October 2018. There is no material difference between the fair value and the reported value of the investment at September 30, 2018.
Accounts receivable—billed, billable and unbilled
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms.
Many of our clients require invoices to be prepared on a monthly basis. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billable accounts receivable.
Both billed and billable balances are recorded at their face amount less an allowance for doubtful accounts. We re-evaluate our client receivables on a quarterly basis, especially receivables that are past due, and reassess our allowance for doubtful accounts based on specific client collection issues.
We present unbilled receivables as a separate component of our consolidated balance sheet. Unbilled receivables represents a timing difference between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. Our unbilled receivable balance is recorded at fair value which is the value which we expect to invoice for the services performed, once the criteria for billing have been met.
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
Our reporting units are consistent with our operating segments, Health Services, U.S. Federal Services and Human Services. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test, as of July 1, 2018, and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.
Long-lived assets (excluding goodwill)
Property and equipment is recorded at cost. Depreciation is recorded over the assets' respective useful economic lives using the straight-line method, which are not to exceed 39 years for our buildings and 7 years for office furniture and equipment. Leasehold improvements are amortized over the shorter of their useful life or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.
All of the Company's capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and materials incurred for the development of application software for internal use

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

are capitalized and depreciated using the straight-line method over the estimated useful life of the software, ranging from three to eight years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.
Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. No impairment charges were recorded in the three years ending September 30, 2018.
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
Contingencies
From time to time, we are involved in legal proceedings, including contract and employment claims. We assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy.
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
For the years ended September 30, 2018, 2017 and 2016

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
We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheet at fair value under the heading of "Deferred Compensation Plan Assets". These assets have quoted prices in active markets (Level 1). See "Note 12. Employee benefit plans and deferred compensation" for further details.
We have recorded a contingent consideration payment related to an acquisition which may be paid between now and 2022. The related liability is recorded on our consolidated balance sheet as a liability at estimated fair value and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3).
2. Business segments
We have three business segments, Health Services, U.S. Federal Services and Human Services. These segments reflect the way in which historically we have organized and managed the business and is consistent with the manner in which our Chief Executive Officer operated and reviewed the results of the business during the year ended September 30, 2018.
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

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

The results of these segments for the three years ended September 30, 2018 are shown below (in thousands).

	Year ended September 30,
	2018	2017	2016
Revenue:
Health Services	$1,404,959	$1,380,151	$1,298,304
U.S. Federal Services	478,911	545,573	591,728
Human Services	508,366	525,237	513,328
Total	$2,392,236	$2,450,961	$2,403,360
Gross Profit:
Health Services	$372,628	$347,325	$292,181
U.S. Federal Services	126,698	139,321	138,168
Human Services	95,059	125,259	131,842
Total	$594,385	$611,905	$562,191
Selling, general and administrative expense:
Health Services	$136,250	$132,081	$107,155
U.S. Federal Services	69,312	74,345	74,792
Human Services	76,835	76,675	84,157
Other	2,844	1,492	2,987
Total	$285,241	$284,593	$269,091
Operating income:
Health Services	$236,378	$215,244	$185,026
U.S. Federal Services	57,386	64,976	63,376
Human Services	18,224	48,584	47,685
Amortization of intangible assets	(10,308)	(12,208)	(13,377)
Restructuring costs	(3,353)	(2,242)	—
Acquisition-related expenses	(947)	(83)	(832)
Gain on sale of a business	—	650	6,880
Other	(1,897)	(1,409)	(2,155)
Total	$295,483	$313,512	$286,603
Operating income as a percentage of revenue:
Health Services	16.8%	15.6%	14.3%
U.S. Federal Services	12.0%	11.9%	10.7%
Human Services	3.6%	9.2%	9.3%
Total	12.4%	12.8%	11.9%
Depreciation and amortization:
Health Services	$28,613	$29,114	$31,916
U.S. Federal Services	8,478	11,175	9,953
Human Services	14,793	15,480	16,535
Total	$51,884	$55,769	$58,404
Acquisition-related expenses are costs of completed business combinations as well as the costs of any unsuccessful transactions. The charges above include costs for the acquisition of General Dynamics Information Technology's citizen engagement center business which were incurred in fiscal year 2018 prior to the transaction closing in fiscal year 2019. Other costs include those related to Revitalised Limited in fiscal year 2017 and both Ascend Management Innovations, LLC (Ascend) and Assessments Australia in fiscal year 2016.
We operate in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and Singapore.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
United States	$1,692,823	$1,765,661	$1,721,261
United Kingdom	347,026	346,342	384,649
Australia	247,850	232,434	200,539
Rest of World	104,537	106,524	96,911
Total	$2,392,236	$2,450,961	$2,403,360
Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2018	2017
Health Services	$482,490	$515,850
U.S. Federal Services	375,807	397,824
Human Services	144,445	169,523
Corporate/Other	459,258	267,465
Total	$1,462,000	$1,350,662
Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2018	2017
United States	$98,340	$101,530
Australia	20,545	32,165
Canada	9,504	13,670
United Kingdom	5,498	9,251
Rest of World	391	331
Total	$134,278	$156,947
3. Concentrations of credit risk and major customers
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of accounts receivable — billed, billable and unbilled.
The majority of our business is in the United States. Revenue from foreign projects and offices was 29%, 28% and 28% of total revenue for the years ended September 30, 2018, 2017 and 2016, respectively.
For each of the years ended September 30, 2018, our total revenue was derived from the following customers:

	Year ended September 30,
	2018	2017	2016
State and local government agencies	51%	49%	46%
Foreign government agencies	27%	26%	26%
U.S. Federal Government agencies	16%	19%	22%
Other sources	6%	6%	6%

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

Many of the state government agency programs receive significant federal funding. The other sources include local municipalities and commercial customers. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers.
During fiscal year 2018, the U.S. Federal Government, the U.K. Government, the Australia Government and the State of New York each provided more than 10% of our annual revenue. Within these governments, we may be serving several distinct agencies. Revenue from the U.S. Federal Government was exclusively within the U.S. Federal Segment. Revenue from the U.K. Government was both within the Health Services and Human Services Segments. Revenue from the State of New York was exclusively within our Health Services Segment. Revenue from the Australian Government was exclusively within our Human Services Segment. The proportion of revenue recognized from customers providing in excess of 10% of our consolidated revenue for each of the three years ended September 30, 2018, was as follows:

	Year ended September 30,
	2018	2017	2016
U.S. Federal Government	16%	19%	22%
New York	16%	15%	12%
United Kingdom	12%	12%	16%
Australia	10%	*	*
______________________

* Government provided less than 10% of our consolidated revenue in this fiscal year.
4. Earnings per share
The weighted average number of shares outstanding used to compute earnings per share was as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
Weighted average shares outstanding	65,501	65,632	65,822
Effect of employee stock options and unvested restricted stock awards	431	433	407
Denominator for diluted earnings per share	65,932	66,065	66,229
For the years ended September 30, 2018, 2017 and 2016, we excluded approximately 5,000, 9,000 and 21,000 unvested restricted stock units, respectively, from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.

5. Income taxes
The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
Income before income taxes:
United States	$248,360	$257,910	$238,871
Foreign	50,849	56,325	47,097
Income before income taxes	$299,209	$314,235	$285,968

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

	Year ended September 30,
	2018	2017	2016
Current provision:
Federal	$42,318	$70,476	$69,025
State and local	13,459	15,594	15,595
Foreign	15,895	11,221	15,536
Total current provision	71,672	97,291	100,156
Deferred tax expense (benefit):
Federal	4,106	5,490	7,778
State and local	2,902	643	902
Foreign	(287)	(1,371)	(3,028)
Total deferred tax expense (benefit)	6,721	4,762	5,652
Provision for income taxes	$78,393	$102,053	$105,808

Our results for the year ended September 30, 2018, benefited from the effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017, and was effective from January 1, 2018. The Act reduced our annual tax rate, resulting in reduced expense and a one-time benefit from a reduction in our deferred tax liabilities. It also included a "toll tax" on our undistributed and previously untaxed earnings in foreign locations, which is payable over eight years and which we have included in our long-term liabilities. At September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items we recognized provisional amounts in income tax expense benefit. The toll tax will be included in our U.S. federal income tax return for fiscal year 2018, which is expected to be filed in July 2019.
Our federal statutory income tax rate for the first quarter of fiscal year 2018 was 35%; the rate for the remainder of the fiscal year was 21%. This resulted in a statutory rate for the fiscal year of 24.5%. The provision for income taxes differs from that which would have resulted from the use of this rate is as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
Federal income tax provision at statutory rate of 24.5%, 35% and 35%	$73,396	$109,982	$100,089
State income taxes, net of federal benefit	12,348	10,554	10,723
Foreign taxation	(1,531)	(6,940)	(3,976)
Permanent items	1,176	970	1,284
Tax credits	(2,438)	(4,851)	(1,592)
Toll tax	9,425	—	—
Deferred tax liability - tax rate change	(10,514)	—	—
Vesting of equity compensation	(2,849)	(6,569)	—
Other	(620)	(1,093)	(720)
Provision for income taxes	$78,393	$102,053	$105,808
The significant items comprising our deferred tax assets and liabilities as of September 30, 2018 and 2017 are as follows (in thousands):

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

	As of September 30,
	2018	2017
Net deferred tax assets/(liabilities)
Costs deductible in future periods	$20,254	$30,794
Deferred revenue	5,197	20,703
Stock compensation	3,469	4,976
Net operating loss carryforwards	302	360
Amortization of goodwill and intangible assets	(27,054)	(36,100)
Capitalized software	(6,016)	(9,197)
Accounts receivable - unbilled	(7,854)	(12,953)
Property and equipment	(2,011)	(3,924)
Prepaid expenses	(2,927)	(3,741)
Other	(2,903)	(3,333)
	$(19,543)	$(12,415)
Our deferred tax assets and liabilities are held in various national and international jurisdictions which do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheet is split between jurisdictions which show a net deferred tax asset and a net deferred tax liability. Our net deferred tax position is summarized below (in thousands):

	As of September 30,
	2018	2017
Balance of tax jurisdictions with net deferred tax assets	$6,834	$7,691
Balance of tax jurisdictions with net deferred tax liabilities	(26,377)	(20,106)
Net deferred tax liabilities	$(19,543)	$(12,415)
In fiscal year 2018, we remeasured our deferred tax asset and liability balances at December 22, 2017, based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax liabilities was a reduction to income tax expense of $10.5 million for the fiscal year ended September 30, 2018. Additionally, in connection with the required one-time U.S. repatriation tax on undistributed earnings, we recorded a provisional tax expense of $9.4 million. The Company will continue to analyze the Act to determine the full effects of the new law and monitor guidance from the United States Treasury Department as to the application of certain aspects of the Act. Additionally, we will monitor guidance for states and how they will organize their tax codes prospectively
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the United States in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes have been recorded with respect to such earnings.  As of September 30, 2018, our foreign subsidiaries held approximately $47.1 million of cash and cash equivalents in either U.S. Dollars or local currencies.
Cash paid for income taxes during the years ended September 30, 2018, 2017, and 2016 was $65.3 million, $87.8 million and $108.3 million, respectively.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.3 million and $1.1 million at September 30, 2018 and 2017, respectively.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2018, 2017 and 2016, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2018 and 2017 includes approximately $0.7 million of interest and penalties.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
Balance at beginning of year	$633	$448	$529
Increases for tax positions taken in current year	88	185	—
Reductions for tax positions of prior years	—	—	(81)
Balance at end of year	$721	$633	$448
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2014 and to state and local income tax examinations by tax authorities for years before 2013. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2013.
6. Debt
Credit Facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At September 30, 2018, we had no borrowings under the credit agreement.
In addition to borrowings under the credit agreement, we have an outstanding loan of $0.5 million (0.7 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 15 remaining quarterly installments.
At September 30, 2018, we held two letters of credit under our credit agreement totaling $0.7 million. Each of these letters of credit may be called by vendors in the event that the Company defaults under the terms of a contract, the probability of which we believe is remote. In addition, two letters of credit totaling $3.0 million, secured with restricted cash balances, are held with another financial institution to cover similar obligations to customers.
Our credit agreement requires us to comply with covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2018. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent Company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At September 30, 2018, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
The Credit Agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.125% and 0.275%. Commitment fees are recorded as interest expense on the consolidated statement of operations. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement.
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
Interest Payments
During the fiscal years ended September 30, 2018, 2017 and 2016, we made interest payments of $0.6 million, $2.0 million and $3.7 million, respectively.
7. Goodwill and intangible assets
Changes in goodwill for the years ended September 30, 2018 and 2017 are as follows (in thousands):

	Health Services	U.S. Federal Services	Human Services	Total
Balance as of September 30, 2016	$123,679	$228,148	$45,731	$397,558
Adjustment to goodwill acquired with Ascend and Assessments Australia, respectively	(557)	—	71	(486)
Acquisition of Revitalised	2,830	—	—	2,830
Foreign currency translation	2,508	—	566	3,074
Balance as of September 30, 2017	128,460	228,148	46,368	402,976
Foreign currency translation	(1,719)	—	(1,375)	(3,094)
Balance as of September 30, 2018	$126,741	$228,148	$44,993	$399,882
There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2018			As of September 30, 2017
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$129,113	$42,683	$86,430	$129,916	$33,457	$96,459
Technology-based intangible assets	5,750	4,212	1,538	7,664	5,475	2,189
Trademarks and trade names	4,496	4,429	67	4,513	4,392	121
Total	$139,359	$51,324	$88,035	$142,093	$43,324	$98,769
As of September 30, 2018, our intangible assets have a weighted average remaining life of 11.9 years, comprising 12.0 years for customer contracts and relationships, 5.0 years for technology-based intangible assets and 1.3 years for trademarks and trade names. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of September 30, 2018, is as follows (in thousands):

2019	$9,377
2020	8,279
2021	7,416
2022	7,354
2023	7,339

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

8. Balance Sheet Components
Property and equipment
Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2018	2017
Land	$1,738	$1,738
Building and improvements	12,044	11,799
Office furniture and equipment	203,512	207,140
Leasehold improvements	55,918	53,531
	273,212	274,208
Less: Accumulated depreciation and amortization	(195,668)	(172,557)
Total property and equipment, net	$77,544	$101,651
Depreciation expense for the years ended September 30, 2018, 2017 and 2016 was $40.7 million, $45.2 million and $49.2 million, respectively.
Capitalized software
Capitalized software consists of the following (in thousands):

	As of September 30,
	2018	2017
Capitalized software	$94,803	$88,627
Less: Accumulated amortization	(72,374)	(61,879)
Total Capitalized software, net	$22,429	$26,748
Amortization expense for the years ended September 30, 2018, 2017 and 2016 was $11.2 million, $10.6 million and $9.2 million, respectively.
Deferred contract costs
Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2018	2017
Deferred contract costs	$29,941	$30,776
Less: Accumulated amortization	(15,561)	(14,478)
Total Deferred contract costs, net	$14,380	$16,298

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

9. Accounts receivable reserves
Changes in the reserves against accounts receivable were as follows (in thousands):

	Year ended September 30,
	2018	2017	2016
Balance at beginning of year	$6,843	$4,226	$3,385
Additions to reserve	243	5,106	2,335
Deductions	(2,801)	(2,489)	(1,494)
Balance at end of year	$4,285	$6,843	$4,226
In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.
At September 30, 2018 and 2017, $13.4 million and $10.3 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2018 balance will be billed and collected during fiscal year 2019.
10. Commitments and contingencies
Performance bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2018, we had performance bond commitments totaling $37.5 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
Operating Leases
We lease office space and equipment under various operating leases. Lease expense for the years ended September 30, 2018, 2017 and 2016 was $77.0 million, $80.6 million and $75.4 million, respectively. Our operating leases may contain rent escalations or concessions. Lease expense is recorded on a straight-line basis over the life of the respective lease.
Minimum future lease commitments under leases in effect as of September 30, 2018, are as follows (in thousands):

	Office space	Equipment	Total
Year ending September 30,
2019	$65,187	$3,772	$68,959
2020	47,398	2,254	49,652
2021	21,786	128	21,914
2022	11,950	2	11,952
2023	6,220	—	6,220
Thereafter	1,970	—	1,970
Total minimum lease payments	$154,511	$6,156	$160,667

Sublease income for the year ended September 30, 2018, was $2.2 million, and we anticipate future sublease income of approximately $1.7 million per fiscal year through fiscal year 2020.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

Collective bargaining agreements
Approximately 13% of our employees are covered by collective bargaining agreements or similar arrangements, the majority of which expire within one year.
Shareholder lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014 through February 3, 2016.  In August 2018, the defendants’ motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
Medicaid claims
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have established a reserve to cover our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against us.
11. Equity
Stock compensation
At September 30, 2018, 1.2 million shares remained available for grants under our 2017 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.
We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2018, 2017 and 2016, compensation expense recognized related to RSUs was $20.2 million, $21.4 million and $18.8 million, respectively. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We estimate our stock award forfeitures as we expense each award.
A summary of our RSU activity for the year ended September 30, 2018, is as follows:

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2017	822,827	$51.69
Granted	365,071	64.33
Vested	(464,658)	53.35
Forfeited	(61,307)	54.90
Non-vested shares outstanding at September 30, 2018	661,933	57.78
In addition to the non-vested shares, certain directors and employees held approximately 0.7 million vested awards whose issuance has been deferred as of September 30, 2018.
The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2017 and 2016, was $53.63 and $52.00, respectively. The total fair value of RSUs which vested during the years ended September 30, 2018, 2017 and 2016 was $30.3 million, $24.9 million and $27.1 million, respectively. As of September 30, 2018, the total remaining unrecognized compensation cost related to unvested RSUs was $37.2 million. This expense is expected to be realized over the next five years, with a weighted average life of 1.6 years.
Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown. By September 30, 2018, all stock options issued had either been exercised or expired and no new options have been issued. The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2018	2017	2016
Aggregate intrinsic value of all stock options exercised	$—	$4,025	$4,077
Net cash proceeds from exercise of stock options	—	924	546
The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $8.7 million, $15.0 million and $7.4 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the consolidated statements of cash flows as financing cash flows. During the three years ending September 30, 2018, 2017 and 2016, we incurred liabilities related to these forfeitures of $8.7 million, $8.7 million and $9.3 million, respectively.
Stock repurchase programs
Under a resolution adopted in June 2018, the Board of Directors authorized the repurchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded a similar authorization from August 2015. The resolution also authorizes the use of option exercise proceeds for the repurchase of our common stock. During the years ended September 30, 2018, 2017 and 2016, we repurchased 1.1 million, 0.6 million and 0.6 million common shares at a cost of $67.6 million, $28.9 million and $31.3 million, respectively. At September 30, 2018, $192.8 million remained available for future stock repurchases.
Between October 1, 2018, and November 20, 2018, we have made additional purchases of 0.2 million shares of common stock at a total cost of approximately $15 million.
12. Employee benefit plans and deferred compensation
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. During the years ended September 30, 2018, 2017 and 2016, we contributed $7.4 million, $7.0 million and $6.0 million to the 401(k) plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 95% of the liabilities as of September 30, 2018. The assets within the Rabbi Trust include $20.3 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations.
13. Business combinations and disposals
Revitalised
On July 18, 2017, MAXIMUS Companies Limited, a wholly owned subsidiary of MAXIMUS, Inc., acquired 100% of the share capital of Revitalised Limited ("Revitalised"). We paid $2.7 million at the point of acquisition and a further $1.4 million in fiscal year 2018, following the achievement of performance targets established at acquisition. Revitalised provides digital solutions to engage communities in the areas of health, fitness and wellbeing. We acquired Revitalised in order to enhance the capabilities of our health services programs in the United Kingdom and, accordingly, the business was integrated into our Health Services Segment. Revitalised included goodwill of $2.8 million and intangible assets of $1.3 million. The goodwill represents the assembled workforce and enhanced capabilities stemming from the acquisition; the intangible assets represent the technology and customer relationships.
K-12 Education
On May 9, 2016, we sold our K-12 Education business, which was previously part of the Human Services Segment. We recorded gains of $6.9 million and $0.7 million in fiscal years 2016 and 2017, respectively.

The K-12 Education business contributed revenue of $2.2 million and reported an operating loss of $0.2 million in fiscal year 2016.

Ascend Management Innovations, LLC
On February 29, 2016, MAXIMUS Health Services, Inc., a wholly-owned subsidiary of MAXIMUS, Inc., acquired 100% of the share capital of Ascend for cash consideration of $44.1 million. Ascend is a provider of independent health assessments and data management tools to government agencies in the U.S. We acquired Ascend to broaden our ability to help our existing government clients deal with the rising demand for long-term care services. This business was integrated into our Health Services Segment. We estimated the fair value of intangible assets acquired as $22.3 million, with an average weighted life of 18 years, and the fair value of goodwill as $18.0 million, which is expected to be deductible for tax purposes. We believe that this goodwill represents the value of the assembled workforce of Ascend, as well as the enhanced knowledge and capabilities resulting from this business combination.

Our allocation of fair value for the assets and liabilities acquired is shown below.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

(Amounts in thousands)	Allocation of assets and liabilities
Cash consideration, net of cash acquired	$44,069

Billed and unbilled receivables	$4,069
Other assets	407
Property and equipment and other assets	707
Deferred income taxes	557
Intangible assets	22,300
Total identifiable assets acquired	28,040
Accounts payable and other liabilities	1,414
Deferred revenue	554
Total liabilities assumed	1,968
Net identifiable assets acquired	26,072
Goodwill	17,997
Net assets acquired	$44,069

The valuation of the intangible assets acquired is summarized below:

(Dollars in thousands)	Useful life	Fair value
Customer relationships	19 years	$20,400
Technology-based intangible assets	8 years	1,700
Trade name	1 year	200
Total intangible assets		$22,300
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
At September 30, 2018, our estimate of the fair value of the contingent consideration is $0.4 million.

14. Quarterly information (unaudited)
Set forth below are selected quarterly consolidated statement of operations data for the fiscal years ended September 30, 2018 and 2017. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2017	March 31, 2018	June 30, 2018	Sept. 30, 2018
	(In thousands, except per share data)
Health Services	$352,090	$365,633	$359,050	$328,186
U.S. Federal Services	132,983	116,327	112,226	117,375
Human Services	138,075	130,827	126,579	112,885
Revenue	$623,148	$612,787	$597,855	$558,446

Health Services	$91,056	$98,207	$97,254	$86,111
U.S. Federal Services	33,358	27,374	32,276	33,690
Human Services	27,546	23,222	25,154	19,137
Gross profit	$151,960	$148,803	$154,684	$138,938

Health Services	$57,640	$63,017	$63,782	$51,939
U.S. Federal Services	16,710	9,834	14,877	15,965
Human Services	8,051	3,393	7,469	(689)
Amortization of intangible assets	(2,718)	(2,603)	(2,525)	(2,462)
Restructuring costs	—	(2,320)	—	(1,033)
Acquisition-related expenses	—	—	—	(947)
Other/Corporate	—	—	(1,032)	(865)
Operating Income	$79,683	$71,321	$82,571	$61,908

Net income	59,952	55,106	60,242	45,516
Net income attributable to MAXIMUS	59,091	55,492	59,861	46,307

Basic earnings per share attributable to MAXIMUS	$0.90	$0.84	$0.91	$0.71
Diluted earnings per share attributable to MAXIMUS	$0.89	$0.84	$0.91	$0.71

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2018, 2017 and 2016

	Quarter Ended
	Dec. 31, 2016	March 31, 2017	June 30, 2017	Sept. 30, 2017
	(In thousands, except per share data)
Health Services	$340,729	$348,994	$335,090	$355,338
U.S. Federal Services	141,298	145,370	131,589	127,316
Human Services	125,537	127,683	133,768	138,249
Revenue	$607,564	$622,047	$600,447	$620,903

Health Services	$78,234	$86,454	$83,269	$99,368
U.S. Federal Services	37,576	36,571	33,627	31,547
Human Services	29,008	29,292	35,293	31,666
Gross profit	$144,818	$152,317	$152,189	$162,581

Health Services	$50,127	$56,540	$51,553	$57,024
U.S. Federal Services	17,881	17,644	15,870	13,581
Human Services	11,769	9,629	16,368	10,818
Amortization of intangible assets	(3,402)	(3,386)	(2,720)	(2,700)
Restructuring costs	(2,242)	—	—	—
Acquisition-related expenses	—	—	—	(83)
Gain on sale of a business	—	—	650	—
Other/Corporate	(357)	(92)	90	(1,050)
Operating Income	$73,776	$80,335	$81,811	$77,590

Net income	46,329	53,097	57,788	54,968
Net income attributable to MAXIMUS	46,664	52,515	56,918	53,329

Basic earnings per share attributable to MAXIMUS	$0.71	$0.80	$0.87	$0.81
Diluted earnings per share attributable to MAXIMUS	$0.71	$0.80	$0.86	$0.81
15. Subsequent Events
Acquisition of General Dynamics Information Technology's Citizen Engagement Centers
On November 16, 2018, we acquired 100% of General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. This acquisition strengthens our position in the administration of federal government programs. This business is being integrated into our U.S. Federal Services Segment. The cash purchase price of the business was $400.0 million, subject to certain adjustments, including a final assessment of the working capital acquired on the date of the acquisition. To fund the acquisition, we utilized $150.0 million of new borrowings from our credit facility with the balance paid using our cash balance.
As part of the acquisition, we have incurred acquisition-related expenses, including legal, accounting and other consultant services. Costs incurred prior to September 30, 2018, were $0.5 million and are included within "acquisition-related expenses" within our segment disclosure. We anticipate that a further $3 million has been or will be incurred during the first fiscal quarter of 2019.
At this time, we have not yet completed our assessment of the fair value of the assets acquired and liabilities assumed, including the valuation of our intangible assets and goodwill. Accordingly, we are unable to provide all of the information which would typically be disclosed including an allocation of the purchase price and pro forma financial information.

Reorganization of segments
Effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way management intends to allocate resources, manage performance and evaluate results. This change responds to recent changes in the markets we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Accordingly, we will report operating segments on a geographic basis. Our operating segments will be U.S. Health & Human Services, U.S. Federal Services and Outside the U.S.
Dividend
On October 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.25 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2018, to shareholders of record on November 15, 2018. Based on the number of shares outstanding, the payment will be approximately $16.1 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2018, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2018, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control over Financial Reporting

Board of Directors and Shareholders
MAXIMUS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MAXIMUS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018 of MAXIMUS, Inc. and our report dated November 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
November 20, 2018

ITEM 9B.    Other information.
As previously announced in a Form 8-K filed on October 9, 2018, our wholly-owned subsidiary, MAXIMUS Federal Services, Inc., entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) on October 5, 2018 to acquire General Dynamics Information Technology's citizen engagement centers business for a cash purchase price of $400.0 million, subject to certain reductions and adjustments including a final assessment of the working capital acquired on the date of the acquisition (the “Acquisition”). The Acquisition was completed on November 16, 2018. The Company funded the Acquisition and related costs and expenses with cash on hand and a borrowing of $150.0 million under its revolving credit facility.
The foregoing does not constitute a complete summary of the terms of the Purchase Agreement, and reference is made to the complete text of the Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2018, and incorporated by reference herein.
The financial statements of the business acquired and pro forma financial information required will be filed on a Current Report on Form 8-K within 71 days of the date on which this report was required to be filed.

PART III
The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2019 Annual Meeting of Shareholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC), except as otherwise indicated below:
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 30, 2018, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders(2)	661,933	$—	1,237,272
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	661,933	$—	1,237,272
_______________________________________________

(1)
In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2018, all shares under the 2017 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.

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

ITEM 16.    Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
2.1
Equity Purchase Agreement dated as of March 6, 2015 by and among Acentia, LLC, Certain of the Equity Holders of Acentia, LLC, SPG Acentia Seller Representative, LLC, MAXIMUS Federal Services, Inc. and MAXIMUS, Inc.
			Current Report on Form 8-K (File No. 1-12997)	March 9, 2015
2.2		Asset Purchase Agreement dated as of October 5, 2018 by and among General Dynamics Information Technology, Inc., MAXIMUS Federal Services, Inc. and MAXIMUS, Inc.	Current Report on Form 8-K (File No. 1-12997)	October 9, 2018
3.1		Amended and Restated Articles of Incorporation of the Company, as amended.	Quarterly Report on Form 10-Q (File No. 1-12997)	August 14, 2000
3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	Quarterly Report on Form 10-Q (File No. 1-12997)	May 10, 2013
3.3		Amended and Restated Bylaws of the Company.	Current Report on Form 8-K (File No. 1-12997)	June 19, 2015
4.1		Specimen Common Stock Certificate.	Quarterly Report on Form 10-Q (File No. 1-12997) (Exhibit 4.1)	August 14, 1997
10.1	*	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	Registration Statement on Form S-1 (File No. 333-21611) (Exhibit 10.10)	February 12, 1997
10.2	*	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and MAXIMUS, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018
10.3	*	Amended and Restated Employment, Non-Compete and Confidentiality Agreement between Richard A. Montoni and MAXIMUS, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018
10.4	*	Amended and Restated Income Continuity Program.	Annual Report on Form 10-K (File No. 1-12997)	November 16, 2015
10.5	*	Deferred Compensation Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.6	*	2011 Equity Incentive Plan.	Proxy Statement on Schedule 14A (File No. 1-12997)	January 27, 2012
10.7		First Amendment to 2011 Equity Incentive Plan.	Current Report on Form 8-K (File No. 1-12997)	December 21, 2015
10.8		Amended and Restated Credit Agreement, dated as of March 15, 2013, among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 21, 2013
10.9		First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among MAXIMUS, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 9, 2015

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
10.10
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.
			Current Report on Form 8-K (File No. 1-12997)	October 26, 2015
10.11	*	1997 Equity Incentive Plan, as amended.	Registration Statement on Form S-8 (File No. 333-136400)	August 8, 2006
10.12	*	First Amendment to the 1997 Equity Incentive Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.13	*	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	Current Report on Form 8-K (File No. 1-12997)	June 23, 2006
10.14	*	1997 Equity Incentive Plan—Non-Qualified Stock Option—Terms and Conditions.	Current Report on Form 8-K (File No. 1-12997)	June 23, 2006
10.15	*	1997 Director Stock Option Plan, as amended.	Annual Report on Form 10-K (File No. 1-12997) (Exhibit 10.2)	December 22, 1997
10.16	*	1997 Employee Stock Purchase Plan, as amended.	Registration Statement on Form S-8 (File No. 333-122711)	February 10, 2005
10.17	*	2017 Equity Incentive Plan.	Registration Statement on Form S-8 (File No. 333-217657)	May 4, 2017
10.18
Third Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2017 among MAXIMUS, Inc., certain subsidiaries of MAXIMUS, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.
			Annual Report on Form 10-K (File No. 1-12997)	November 20, 2017
21.1	s	Subsidiaries of the Company.
23.1	s	Consent of Independent Registered Public Accounting Firm.
31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	❖	Section 906 Principal Executive Officer Certification.
32.2	❖	Section 906 Principal Financial Officer Certification.
99.1	s	Special Considerations and Risk Factors.
101
The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

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

Dated: November 20, 2018	MAXIMUS, INC.
	By:	/s/ BRUCE L. CASWELL
Bruce L. Caswell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L. CASWELL	President, Chief Executive Officer and Director (principal executive officer)	November 20, 2018
Bruce L. Caswell

/s/ RICHARD J. NADEAU	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 20, 2018
Richard J. Nadeau

/s/ PETER B. POND	Chairman of the Board of Directors	November 20, 2018
Peter B. Pond

/s/ RICHARD A. MONTONI	Vice Chairman of the Board of Directors	November 20, 2018
Richard A. Montoni

/s/ ANNE K. ALTMAN	Director	November 20, 2018
Anne K. Altman

/s/ RUSSELL A. BELIVEAU	Director	November 20, 2018
Russell A. Beliveau

/s/ JOHN J. HALEY	Director	November 20, 2018
John J. Haley

/s/ PAUL R. LEDERER	Director	November 20, 2018
Paul R. Lederer

/s/ GAYATHRI RAJAN	Director	November 20, 2018
Gayathri Rajan

/s/ RAYMOND B. RUDDY	Director	November 20, 2018
Raymond B. Ruddy