Form 10-Q
period 2018-12-31
MAXIMUS INC
filed 2019-02-07
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

As of February 4, 2019, there were 63,797,978 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2018

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

•
other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 20, 2018.

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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Revenue	$664,619	$623,148
Cost of revenue	505,354	471,188
Gross profit	159,265	151,960
Selling, general and administrative expenses	79,671	69,559
Amortization of intangible assets	5,458	2,718
Operating income	74,136	79,683
Interest expense	625	168
Other income, net	2,045	287
Income before income taxes	75,556	79,802
Provision for income taxes	19,833	19,850
Net income	55,723	59,952
(Loss)/income attributable to noncontrolling interests	(190)	861
Net income attributable to MAXIMUS	$55,913	$59,091
Basic earnings per share attributable to MAXIMUS	$0.86	$0.90
Diluted earnings per share attributable to MAXIMUS	$0.86	$0.89
Dividends paid per share	$0.25	$0.045
Weighted average shares outstanding:
Basic	64,827	65,866
Diluted	64,977	66,177
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Net income	$55,723	$59,952
Foreign currency translation adjustments	(5,720)	315
Comprehensive income	50,003	60,267
Comprehensive (loss)/income attributable to noncontrolling interests	(190)	861
Comprehensive income attributable to MAXIMUS	$50,193	$59,406
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,736	$349,245
Short-term investments	—	20,264
Accounts receivable — billed and billable, net of reserves of $6,430 and $4,285	486,922	357,613
Accounts receivable — unbilled	124,385	31,536
Income taxes receivable	7,066	5,979
Prepaid expenses and other current assets	49,915	43,995
Total current assets	723,024	808,632
Property and equipment, net	81,352	77,544
Capitalized software, net	22,773	22,429
Goodwill	585,735	399,882
Intangible assets, net	204,553	88,035
Deferred contract costs, net	16,049	14,380
Deferred compensation plan assets	28,970	34,305
Deferred income taxes	209	6,834
Other assets	6,637	9,959
Total assets	$1,669,302	$1,462,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$152,532	$114,378
Accrued compensation and benefits	97,563	95,555
Deferred revenue	37,231	51,182
Income taxes payable	2,302	4,438
Current portion of long-term debt and other borrowings	5,124	136
Other liabilities	17,474	11,760
Total current liabilities	312,226	277,449
Deferred revenue, less current portion	22,275	20,394
Deferred income taxes	49,617	26,377
Long-term debt	120,321	374
Deferred compensation plan liabilities, less current portion	31,769	33,497
Other liabilities	15,715	17,490
Total liabilities	551,923	375,581
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 63,717 and 64,371 shares issued and outstanding at December 31, 2018, and September 30, 2018, at stated amount, respectively	492,938	487,539
Accumulated other comprehensive loss	(42,673)	(36,953)
Retained earnings	664,332	633,281
Total MAXIMUS shareholders’ equity	1,114,597	1,083,867
Noncontrolling interests	2,782	2,552
Total equity	1,117,379	1,086,419
Total liabilities and equity	$1,669,302	$1,462,000

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operations:
Net income	$55,723	$59,952
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	11,231	13,719
Amortization of intangible assets	5,458	2,718
Deferred income taxes	16,511	5,707
Stock compensation expense	4,971	5,402
Change in assets and liabilities:
Accounts receivable — billed and billable	(69,890)	(44,381)
Accounts receivable — unbilled	20,198	5,535
Prepaid expenses and other current assets	(5,691)	6,019
Deferred contract costs	(1,757)	1,413
Accounts payable and accrued liabilities	26,564	11,387
Accrued compensation and benefits	377	(29,588)
Deferred revenue	(372)	(12,405)
Income taxes	(3,848)	9,642
Other assets and liabilities	(135)	2,877
Cash flows from operations	59,340	37,997
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(9,973)	(6,514)
Acquisition of the citizen engagement centers business	(421,809)	—
Redemption of short-term investments	19,996	—
Other	47	59
Cash used in investing activities	(411,739)	(6,455)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(16,033)	(2,930)
Purchases of MAXIMUS common stock	(40,984)	(1,038)
Tax withholding related to RSU vesting	(8,915)	(8,529)
Borrowings	195,100	59,683
Repayment of credit facility and other long-term debt	(70,033)	(48,156)
Other	(133)	—
Cash provided by/(used in) financing activities	59,002	(970)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	203
Net (decrease)/increase in cash, cash equivalents and restricted cash	(294,465)	30,775
Cash, cash equivalents and restricted cash, beginning of period	356,559	179,727
Cash, cash equivalents and restricted cash, end of period	$62,094	$210,502
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	55,913	(190)	55,723
Foreign currency translation	—	—	(5,720)	—	—	(5,720)
Cash dividends	—	—	—	(16,033)	(133)	(16,166)
Dividends on RSUs	—	428	—	(428)	—	—
Purchases of MAXIMUS common stock	(654)	—	—	(41,330)	—	(41,330)
Stock compensation expense	—	4,971	—	—	—	4,971
Balance at December 31, 2018	63,717	$492,938	$(42,673)	$664,332	$2,782	$1,117,379

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	59,091	861	59,952
Foreign currency translation	—	—	315	—	—	315
Cash dividends	—	—	—	(2,930)	—	(2,930)
Dividends on RSUs	—	84	—	(84)	—	—
Purchases of common stock	(17)	—	—	(1,038)	—	(1,038)
Stock compensation expense	—	5,402	—	—	—	5,402
Tax withholding related to RSU vesting	—	183	—	—	—	183
Balance at December 31, 2017	65,120	$481,261	$(27,304)	$547,151	$6,544	$1,007,652
See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2018 and 2017

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain financial results have been reclassified to conform with our current period presentation.

•	Our consolidated statement of cash flows for the three months ended December 31, 2017, includes a reclassification to reflect the effect of new accounting guidance.

•	Our consolidated balance sheet at September 30, 2018, includes a reclassification to show a comparative balance for current and long-term debt, which were previously reported within Other liabilities.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2018 and 2017, and for each of the three years ended September 30, 2018, included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 20, 2018.
Changes in financial reporting
Segments
As previously reported, effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way that management intends to allocate resources, manage performance and evaluate results. This reorganization of segments responds to recent changes in the markets in which we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. We have recast our results for the three months ended December 31, 2017, to conform with these new segments. See "Note 2. Segment information" for more details of this change.
Revenue recognition
We adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018, using the modified retrospective method and, accordingly, we recognized the cumulative effect of adoption as an adjustment of $32.9 million to our opening retained earnings balance on October 1, 2018. We applied this standard only to contracts that had not been completed as of the date of adoption. For contracts that had been modified prior to October 1, 2018, we calculated the cumulative effect of Topic 606 on each contract based upon the aggregate effect of all of the modifications at that date.

Topic 606 applies to all of our contracts with customers and supersedes all previous standards on revenue recognition. In adopting Topic 606, we are required to follow a five-step process in order to identify and recognize revenue based upon a principle that revenue should be recognized as goods and services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled for those goods and services. It did not change the actual amount of revenue being recognized for the majority of our contracts but did change the methodology by which we identified that revenue.
In the most significant change under Topic 606, we are required to estimate and recognize revenue on contracts over the period where we provide a service. This affects contracts where performance outcomes are achieved over time, most notably for welfare-to-work contracts where we are compensated for placing individuals in sustained employment. Under our former methodology of recognizing revenue, we deferred recognizing this outcome-based revenue until the outcome was achieved. Under Topic 606, we estimate our anticipated future fees and recognize them over the expected period of performance. As a result, more judgments and estimates will be required within the process of recognizing revenue than were required under the former methodology.
The adoption of Topic 606 resulted in the following changes to our opening balance sheet:

(dollars in thousands)	Balance at September 30, 2018	Adjustments due to adoption of new standard	Opening balance at October 1, 2018
Assets
Accounts receivable - unbilled	$31,536	$35,414	$66,950
Deferred income taxes	6,834	(6,625)	209
Liabilities and shareholders' equity
Deferred revenue - current	51,182	(11,767)	39,415
Deferred income taxes - long-term	26,377	7,074	33,451
Retained earnings	633,281	32,929	666,210
Noncontrolling interests	2,552	553	3,105

The adoption of Topic 606 affected our results in the three months ended December 31, 2018. If we had applied our previous accounting policies in the current period, our revenue and net income attributable to our shareholders would have been lower by approximately $0.7 million and $0.4 million, respectively. The effect on our balance sheet would have been as follows:

(dollars in thousands)	Balance at December 31, 2018 as reported	Adjustments due to adoption of new standard	Balance at December 31, 2018 under previous accounting guidance
Assets
Accounts receivable - unbilled	$124,385	$(34,233)	$90,152
Deferred income taxes	209	6,743	6,952
Liabilities and shareholders' equity
Deferred revenue - current	37,231	12,521	49,752
Deferred income taxes - long-term	49,617	(6,764)	42,853
Accumulated other comprehensive loss	(42,673)	825	(41,848)
Retained earnings	664,332	(33,349)	630,983
Noncontrolling interests	2,782	(723)	2,059

Additional information and disclosures relating to this change are included within "Note 3. Revenue recognition."

Statement of cash flows
As previously reported, the Financial Accounting Standards Board (FASB) has issued two ASUs pertaining to the statement of cash flows; ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. These updates require us to make certain changes to the presentation of our cash flows. The most notable change that we anticipate relates to the treatment of balances we consider to be "restricted cash." Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. As we did not consider these restricted cash balances to be cash or cash equivalents, we did not previously include them within our cash flow statement except where restrictions over cash were imposed or lapsed. Beginning with this quarterly report, we are required to include movements in cash, cash equivalents and restricted cash within our consolidated statements of cash flows.
We adopted this standard using the retrospective method. Accordingly, we have presented our consolidated statement of cash flows using the new rules for all periods shown. Our balances for cash, cash equivalents and restricted cash are as follows:

	Balance as of
(dollars in thousands)	December 31, 2018	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$54,736	$349,245	$196,905	$166,252
Restricted cash (recorded within "other current assets")	7,358	7,314	13,597	13,475
Cash, cash equivalents and restricted cash	$62,094	$356,559	$210,502	$179,727
2. Segment Information
The table below provides certain financial information for each of our business segments.
As noted in "Note 1. Organization and Basis of Presentation," we have made changes to our business segments in fiscal year 2019. Accordingly, the comparative results shown for the three months ended December 31, 2017, are presented differently from those shown in previous filings.
From October 1, 2018, we operated our business through three segments.

•
Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs including Medicaid, the Children’s Health Insurance Program, the Affordable Care Act and Temporary Assistance for Needy Families.

•
Our U.S. Federal Services Segment provides business process solutions, including program administration, as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.

•
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the United States, including health assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended December 31,
(dollars in thousands)	2018	% (1)	2017	% (1)
Revenue:
U.S. Health & Human Services	$294,213		$304,241
U.S. Federal Services	216,987		132,983
Outside the U.S.	153,419		185,924
Total	$664,619		$623,148
Gross profit:
U.S. Health & Human Services	$88,031	29.9%	$84,231	27.7%
U.S. Federal Services	47,985	22.1%	33,358	25.1%
Outside the U.S.	23,249	15.2%	34,371	18.5%
Total	$159,265	24.0%	$151,960	24.4%
Selling, general and administrative expense:
U.S. Health & Human Services	$32,139	10.9%	$34,805	11.4%
U.S. Federal Services	26,632	12.3%	16,648	12.5%
Outside the U.S.	18,808	12.3%	18,106	9.7%
Other	2,092	NM	—	NM
Total	$79,671	12.0%	$69,559	11.2%
Operating income:
U.S. Health & Human Services	$55,892	19.0%	$49,426	16.2%
U.S. Federal Services	21,353	9.8%	16,710	12.6%
Outside the U.S.	4,441	2.9%	16,265	8.7%
Amortization of intangible assets	(5,458)	NM	(2,718)	NM
Other (2)	(2,092)	NM	—	NM
Total	$74,136	11.2%	$79,683	12.8%

(1)	Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2)
Other selling, general & administrative expenses includes credits and costs not directly allocated to a particular segment. In the three month period ended December 31, 2018, these include $2.7 million of costs directly related to the acquisition of the citizen engagement centers business.

3. Revenue Recognition

Beginning October 1, 2018, we recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We adopted this standard on October 1, 2018, using the modified retrospective method; accordingly, only periods after October 1, 2018, utilize ASC Topic 606.
Under ASC Topic 606, we recognize revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied.
Although our services may have many components, these components are not distinct performance obligations as they are interdependent on or interrelated to each other. Where our contracts contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each component. This method will vary from contract to contract. Where available, we utilize standalone selling prices of similar components. If this information is unavailable, we utilize a suitable metric to allocate selling price, such as costs incurred.
The majority of our contracts have performance obligations which are satisfied over time. In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customer that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services. This continuous transfer of control is supported by the unilateral right of many of our customers to terminate contracts for convenience, without having to provide justification for this decision. Where we are reimbursed on a cost-plus basis, we recognize revenue based upon our costs incurred to date; where we are reimbursed on a fixed price basis, we recognize revenue based upon an appropriate output measure which may be time elapsed or another measure within the contract. When we have variable fees, such as revenue related to the volume of work or award fees, we allocate that revenue to the distinct periods of service to which they relate. In estimating our variable fees, we are required to constrain our estimates to the extent that it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved.
Other performance obligations are satisfied at a point in time, rather than over time. We recognize revenue only when the customer has received control over the goods provided. Revenue recognition on these performance obligations does not require a significant level of judgment or estimation.
Where we have contract modifications, these are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Where the modification changes the scope or price and the additional performance obligations are at their standalone selling price, these services are considered as a separate contract. Where there is a modification and the additional performance obligations are not at their standalone selling price, we consider whether those performance obligations are distinct from those already delivered. If services are distinct from those already provided, the contract is accounted for prospectively, as though the original contract had been terminated and a new arrangement entered into. Where the modification includes goods or services which are not distinct from those already provided, we record a cumulative adjustment to revenue based upon a remeasurement of progress towards the complete satisfaction of performance obligations not yet fully delivered.
Disaggregation of revenue
In addition to our segment reporting, we disaggregate our revenues by product, contract type, customer type and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results and is further discussed in "Note 2. Segment information."

By operating segment and service

(dollars in thousands)	Revenue for the three months ended December 31, 2018
Program administration	$218,973
Assessments and appeals	37,221
Workforce and children services	23,903
Other	14,116
Total U.S. Health and Human Services	$294,213

Program administration	$140,121
Technology solutions	38,883
Assessments and appeals	37,983
Total U.S. Federal Services	$216,987

Workforce and children services	$73,278
Assessments and appeals	62,310
Program administration	15,320
Other	2,511
Total Outside the U.S.	$153,419

Total revenue	$664,619

By contract type

(dollars in thousands)	Revenue for the three months ended December 31, 2018
Performance-based	$312,887
Cost-plus	175,298
Fixed price	147,151
Time and materials	29,283
Total revenue	$664,619

By customer type

(dollars in thousands)	Revenue for the three months ended December 31, 2018
New York State government agencies	$91,712
Other U.S. state government agencies	198,902
Total U.S. state government agencies	290,614

United States Federal Government agencies	198,278
International government agencies	142,781
Other, including local municipalities and commercial customers	32,946
Total revenue	$664,619

By geography

(dollars in thousands)	Revenue for the three months ended December 31, 2018
United States of America	$511,200
United Kingdom	73,418
Australia	53,373
Rest of world	26,628
Total revenue	$664,619

Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables and the liabilities as deferred revenue.
In a standard contract, we bill our customers on a monthly basis shortly after the month end for work performed in that month. Funds are considered collectible under standard contract terms and is included within accounts receivable — billed and billable.
Exceptions to this pattern will arise for various reasons, including those listed below.

•
Under cost-plus contracts, we are typically required to estimate a contract’s share of our general and administrative expenses. This share is based upon estimates of total costs which may vary over time. We typically invoice our customers at an agreed provisional billing rate which will differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rate is lower than our actual rate, we record a liability.

•
Certain contracts include retainage balances, whereby revenue is earned but cash payments are held back by the customer for a period of time, typically to allow the customer to evaluate the quality of our performance.

•
In certain contracts, notably our welfare-to-work contracts, we earn revenue from program participants achieving sustained employment for periods up to 24 months. This revenue may only be invoiced at the conclusion of this period of performance. Since we are required to recognize revenue over the period where the customer receives the benefit, we record an unbilled receivable.

•
In certain contracts, we may receive funds from our customers prior to performing operations. These funds are typically referred to as “set-up costs” and reflect the need for us to make investments in infrastructure prior to providing a service. This investment in infrastructure is not a performance obligation which is distinct from the service that is subsequently provided and, as a result, revenue is not recognized based upon the establishment of this infrastructure, but rather over the course of the contractual relationship. The funds are initially recorded as deferred revenue and recognized over the term of the contract. Other contracts may not include set-up fees but will provide higher fees in earlier periods of the contract. The premium on these fees is deferred.
During the three months ended December 31, 2018, we recognized revenue of $21.8 million included in our deferred revenue balances at September 30, 2018.
Contract estimates
We are required to use estimates in recognizing certain revenue. Our most significant estimates relate to:

•	Our welfare-to work contracts, where we estimate our future variable consideration by estimating the volume and timing of our caseload reaching employment milestones

•
Our transaction-based contracts where we provide a significant discount to our customer in future periods, where we must calculate an average rate of revenue per transaction based upon our estimates of the total revenue and anticipated volume of work from the contract

•	Our cost-plus contracts, which require us to prepare an estimate of our indirect costs which are allocated to our contracts
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In fiscal year 2019, our revenue included a reduction of $1.5 million from changes in estimates.
Deferred contract costs
For many contracts, we incur significant incremental costs at the beginning of an arrangement. Typically, these costs relate to the establishment of infrastructure which we utilize to satisfy our performance obligations with the contract. We report these costs as deferred contract costs and amortize them on a straight-line basis over the shorter of the useful economic life of the asset or the anticipated term of the contract.
During the three months ended December 31, 2018, we deferred $3.1 million and amortized $1.3 million of deferred contract costs. This amortization was recorded within our "cost of revenue" on our consolidated statement of operations.
Remaining performance obligations
At December 31, 2018, we had approximately $320 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 65% of this balance within the next twelve months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.
4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(shares in thousands)	2018	2017
Basic weighted average shares outstanding	64,827	65,866
Dilutive effect of employee stock options and unvested RSUs	150	311
Denominator for diluted earnings per share	64,977	66,177
Our dilutive earnings per share for the three months ended December 31, 2018, excludes any effect from approximately 282,000 unvested restricted stock units (RSUs) as adding them to our calculation would be antidilutive. No RSUs have been excluded from the calculation for the three months ended December 31, 2017.
5. Acquisition of Citizen Engagement Centers Business
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. The assets acquired included existing contracts, contractual relationships and bids for contracts submitted prior to the acquisition date, as well as interests in leased properties, fixed assets, working capital and intangible assets. This acquisition strengthens our position in the administration of federal government programs. This business has been integrated into our U.S. Federal Services Segment. The contract provides for a purchase price of $400 million adjusted for the net working capital in excess of or less than an agreed upon target representing an estimate of normalized net working capital. The estimated working capital balance at November 16, 2018, was higher than this estimate and, accordingly, we made a cash payment of $421.8 million at that date. This amount is subject to adjustment before the end of the second quarter of fiscal year 2019. We currently estimate that our total consideration will be $429.3 million. To fund the acquisition, we utilized $150 million of borrowings from our credit facility with the balance from our cash on our balance sheet.
As part of the acquisition, we incurred acquisition-related expenses, including legal, accounting and other consultant services. During the year ended September 30, 2018, we incurred $0.5 million of such costs; during the three months ended December 31, 2018, we incurred an additional $2.7 million. We also incurred additional investing cash outflows of $4.5 million from the acquisition of software licenses needed for newly-acquired employees.
At this time, we are in the process of finalizing our valuation of the acquired assets and assumed liabilities and, accordingly, the balances below represent our best estimate and are subject to change:

(dollars in thousands)	Estimated purchase price allocation
Estimated cash consideration	$429,335

Billed and unbilled receivables	$145,319
Property and equipment	6,454
Other assets	681
Intangible assets	122,300
Total identifiable assets acquired	274,754
Accounts payable and other liabilities	33,296
Net identifiable assets acquired	241,458
Goodwill	187,877
Net assets acquired	$429,335

The fair value of the goodwill is estimated to be $187.9 million. This goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.

The fair value of the intangible assets acquired is estimated to be $122.3 million, representing customer relationships. We have assumed a useful economic life of ten years for most contracts, representing our expectation of the period over which we will receive the benefit. Typically, our customer relationships are based upon the provision of services to our customers on a daily or monthly basis and, although contracts are frequently rebid, we believe that an incumbent provider typically enjoys significant competitive advantages. In reviewing the contract portfolio, we allocated a shorter life to a contract which pertains to the United States decennial census. This contract requires managing a significant ramp-up and ramp-down of work over the census cycle. As much of the benefit from this contract is anticipated to occur within the next two years, we have utilized a shorter asset life for this customer relationship. The average weighted intangible asset life is 7.6 years and amortization will be recorded on a straight-line basis.

(dollars in thousands)	Useful life	Fair value
Customer relationships - all contracts except U.S. Census	10 years	$85,300
Customer relationships - U.S. Census	2 years	37,000
Total intangible assets		$122,300

During the three months ended December 31, 2018, the acquired business contributed $101.3 million of revenue and $18.9 million of gross profit to our results. The following table presents certain results for the three months ended December 31, 2018 and 2017, as though the acquisition had occurred on October 1, 2017. This pro forma information is presented for information only and is not necessarily indicative of the results if the acquisition had taken place on that date. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs and include estimates of interest expense, as well as corresponding changes in our tax charge.

	Pro forma results for the three months ended December 31,
(dollars in thousands, except per share amounts)	2018	2017
Revenue	$763,048	$822,132
Net income	$59,196	$63,293
Basic earnings per share attributable to MAXIMUS	$0.92	$0.95
Diluted earnings per share attributed to MAXIMUS	$0.91	$0.94
Changes in goodwill for the three months ended December 31, 2018, were as follows:

(dollars in thousands)	U.S. Health & Human Services	U.S. Federal Services	Outside the United States	Total
Balance as of September 30, 2018	$139,588	$228,148	$32,146	$399,882
Estimated effect of the acquisition of citizen engagement centers business	—	187,877	—	187,877
Foreign currency translation	(1,195)	—	(829)	(2,024)
Balance as of December 31, 2018	$138,393	$416,025	$31,317	$585,735
With the reorganization of the business on October 1, 2018, we reallocated our goodwill to our new reporting segments. This reallocation was based upon the relative fair values of the operating segments on the date of the reorganization. Some of our goodwill is subject to foreign exchange fluctuations and, accordingly, we will record foreign exchange fluctuations in the U.S. Health and Human Services Segment.
There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of December 31, 2018			As of September 30, 2018
(dollars in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$248,323	$45,273	$203,050	$129,113	$42,683	$86,430
Technology based intangible assets	5,564	4,113	1,451	5,750	4,212	1,538
Trademarks and trade names	4,469	4,417	52	4,496	4,429	67
Total	$258,356	$53,803	$204,553	$139,359	$51,324	$88,035

As of December 31, 2018, our intangible assets have a weighted average remaining life of 9.3 years, comprising 9.3 years for customer contracts and relationships, 4.8 years for technology-based intangible assets, and 1.1 years for trademarks and trade names. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of December 31, 2018, is as follows (in thousands):

Nine months ended September 30, 2019	$27,541
2020	35,281
2021	18,233
2022	15,859
2023	15,762
2024	15,639

6. Income Tax

Our effective income tax rate for the three months ended December 31, 2018 and 2017, was 26.2% and 24.9%, respectively.
Our results for the three months ended December 31, 2017, included the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017, and was effective from January 1, 2018. We recorded a one-time "toll tax" on our undistributed and previously untaxed earnings in foreign locations of approximately $9.5 million and a one-time benefit from the reduction of our deferred tax liabilities of $10.6 million during fiscal year 2018. We have completed our analysis of these items and have not recorded any adjustments in this period.
During the three months ended December 31, 2018 and 2017, we made income tax payments of $7.1 million and $4.0 million, respectively.
7. Supplemental Disclosures
Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. During the three months ended December 31, 2018, we purchased approximately 650,000 of our common shares at a cost of $41.3 million. During the three months ended December 31, 2017, we acquired approximately 17,000 common shares at a cost of $1.0 million. At December 31, 2018, $151.5 million remained available for future stock purchases. Since December 31, 2018, we have acquired an additional 61,900 common shares at a cost of $4.1 million, leaving $147.4 million available for future purchases.
During the three months ended December 31, 2018, we granted 330,000 RSUs to our employees. These awards will vest ratably over five years.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in the Consolidated Statement of Operations. At December 31, 2018, the deferred compensation plan held $18.0 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before December 31, 2018.
As noted above, we utilized our credit facility in November 2018 to fund part of the citizen engagement centers acquisition. During the three months ended December 31, 2018 and 2017, we made interest payments of $0.2 million and less than $0.1 million, respectively. At December 31, 2018, we had borrowings of $120.0 million outstanding on the facility.

Litigation
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, the defendants’ motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
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
8. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. This standard is effective for us on October 1, 2019. We will adopt this standard using a modified retrospective approach which requires retrospective application to the earliest period presented in the respective financial statements. This approach also provides practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. We are currently evaluating the likely effects on our business.
9. Subsequent Events
On January 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 for each share of our common stock outstanding. The dividend is payable on February 28, 2019, to shareholders of record on February 15, 2019.
On January 10, 2018, we announced the retirement of a member of our Board of Directors, John Haley. Mr. Haley had previously deferred his RSU awards and, as a result, we will record a tax benefit of approximately $1.7 million during the three month period ending March 31, 2019.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 20, 2018.
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
Most of our business depends upon government demand for our support services, their propensity to outsource and their procurement processes. These may be affected, both positively and detrimentally, by changes in administration, the balance of power within a coalition government or legislative body, by the relative priorities of a government and the processes followed by a government in tendering, procuring and awarding contracts. Beginning in fiscal year 2017, we experienced what we believed was a slowdown due to an industry pause tied to the transition of a new presidential administration in the United States. Although the transition occurred at the federal level, we experienced the effects on some of our U.S.-based business as many states depend upon federal funds to finance the services they provide. As a result, our short-term growth expectations were impacted by longer procurement cycles, increased delays and contract award protests. Some of this was due to policy and budget uncertainty. Further, agency staffing shortfalls tied to the slow presidential nomination process hindered the decision-making process at both the federal and the state level.
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

•
We have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. During fiscal year 2019, we acquired a citizen engagement center business which had previously been owned by General Dynamics Information Technology. This acquisition strengthens our position in the administration of government programs.
Financial Overview
Since October 1, 2018, we operated our business through three segments, U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. The results for each of these segments for the three months ended December 31, 2018, were affected by different factors.

•
Our U.S. Health & Human Services Segment reported steady revenue and a slight improvement in profitability. This included solid operational performance across a number of health services contracts and a seasonally strong quarter in our domestic consulting business.

•
Our U.S. Federal Services Segment reported revenue growth driven by the acquisition of the citizen engagement centers business which contributed $101.3 million in the quarter. This offset organic declines in revenue and costs due to the completion of temporary work supporting disaster reliefs efforts, which had supplemented prior year results, as well as the anticipated ending of other contracts.

•
Our Outside the U.S. Segment reported declines in revenue and profit due primarily to declines in our welfare-to-work business including the Work Programme and Work Choice contracts that are ending. This segment also includes a significant amount of discretionary spending which is passed across to the customer with no added margin, resulting in increased revenue but diluted margins.

•	Our effective tax rate was 26.2%.
Other effects of the citizen engagement centers acquisition on our U.S. Federal Services Segment are listed below.

•
In addition to a payment of $421.8 million to acquire the business, the increase in our workforce required significant additional investment in software licenses resulting in an increase of $4.5 million in property and equipment and a corresponding investing cash outflow.

•	We completed the transaction using existing cash balances and borrowed funds of $150 million. This resulted in an increase in interest expense.

•
Our cash flows from operations received the benefits of the increased business. At the acquisition date, the business had higher than usual receivables from customers. In addition, the payroll obligation was lower than that at quarter end.

•
Although our administrative cost base will grow to cover the needs of supporting a larger organization, our existing cost base will be spread across a larger revenue base. As our general and administrative costs are allocated to our operating segments, we anticipate that the acquisition will provide a benefit to our profit margins in the other segments. We estimate that the benefit to operating margin will be 1.25% in our U.S. Health and Human Services Segment and 0.5% in our Outside the U.S. Segment.

•
We incurred acquisition-related expenses of $2.7 million. These costs represent the incremental costs incurred in completing the transaction, including legal and advisory costs, integration expenses, valuation services and other consultancy costs.

•	We recorded amortization for intangible assets acquired of $3.0 million. We anticipate a full year expense of $23.6 million for fiscal year 2019.
At this time, we are still in the process of identifying and valuing the assets acquired and liabilities assumed in the purchase. This evaluation includes test work over the opening balance sheet and reviewing an appraisal of the value of the intangible assets acquired with the business. To the extent that the value of the assets and liabilities vary from our current estimates, we may incur a different annual amortization charge and a different purchase price.
Our Outside the U.S. Segment was affected by declines in the value of local currencies against the United States Dollar, resulting in reduced revenues and profits.
In this quarter, we adopted the requirements of the Financial Accounting Standards Board's Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which changed the manner in which we recognize revenue on contracts with our customers. The adoption of this new standard resulted in a catch-up of revenue and net income attributable to our shareholders of $47.2 million and $32.9 million, respectively, which was recorded in retained earnings. If we had applied our previous accounting policies in the current period, our revenue and net income attributable to our shareholders would have been lower by approximately $0.7 million and $0.4 million, respectively.
Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2018	2017
Revenue	$664,619	$623,148
Cost of revenue	505,354	471,188
Gross profit	159,265	151,960
Gross profit percentage	24.0%	24.4%
Selling, general and administrative expenses	79,671	69,559
Selling, general and administrative expense as a percentage of revenue	12.0%	11.2%
Amortization of intangible assets	5,458	2,718
Operating income	74,136	79,683
Operating margin	11.2%	12.8%
Interest expense	625	168
Other income, net	2,045	287
Income before income taxes	75,556	79,802
Provision for income taxes	19,833	19,850
Effective tax rate	26.2%	24.9%
Net income	55,723	59,952
(Loss)/income attributable to noncontrolling interests	(190)	861
Net income attributable to MAXIMUS	$55,913	$59,091
Basic earnings per share attributable to MAXIMUS	$0.86	$0.90
Diluted earnings per share attributable to MAXIMUS	$0.86	$0.89
As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for three months ended December 31, 2017	$623,148		$471,188		$151,960
Organic effect	(52,642)	(8.4)%	(41,975)	(8.9)%	(10,667)	(7.0)%
Acquired growth	101,263	16.3%	82,315	17.5%	18,948	12.5%
Currency effect compared to the prior period	(7,150)	(1.1)%	(6,174)	(1.3)%	(976)	(0.6)%
Balance for three months ended December 2018	$664,619	6.7%	$505,354	7.3%	$159,265	4.8%
Revenue for the three months ended December 31, 2018, increased 6.7% compared to the same period in fiscal year 2018, while our cost of revenue increased by 7.3% for the same period. These increases were driven by the citizen engagement centers business acquisition, offset by organic revenue declines in all three segments and the detrimental effects of currency in our Outside the U.S. Segment. These declines were caused by rebid and extension activity within our U.S. Health and Human Services Segment and the anticipated completion of a number of contracts within our U.S. Federal Services and Outside the U.S. Segments.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs. Although movements in cost typically correlate with revenue growth, our profit margins included the benefit of revenue from contracts signed in the current year for work performed in prior years.
Our acquired growth represents the citizen engagement centers business, which was acquired on November 16, 2018. The two largest contracts included in the transaction are both cost-plus type contracts. Cost-plus contracts typically have lower financial risk but earn margins in the mid-single digits.
We operate in a number of locations where the functional currency is not the U.S. Dollar. During the three months ended December 31, 2018, the value of all of these currencies was lower than they were in the comparative period in fiscal year 2018. This had a negative impact on revenue and costs.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. Our SG&A expense has increased year-over-year due to the acquisition of the citizen engagement centers business, which has added an additional level of infrastructure as well as approximately $2.7 million of one-time expenses directly related to the transaction. In the first quarter of the current fiscal year, we introduced an early retirement program for employees that met certain criteria. As a result, severance payments in the three months ended December 31, 2018 were unusually high and raised SG&A by approximately $4 million. This program should deliver increased efficiency in future periods.
Our results in fiscal year 2019 include $3.0 million of amortization from assets acquired with the citizen engagement centers business.
Our interest expense is driven by borrowings from our credit facility. During the three months ended December 31, 2017, we incurred expenses from some short-term borrowings to cover working capital obligations, as well as the costs of maintaining the facility. No borrowings were incurred during fiscal year 2019 until November 16, 2018, when $150 million was drawn for the acquisition of the citizen engagement centers business.
Our effective tax rate for the three months ended December 31, 2018, was 26.2%, compared to 24.9% in the same period in fiscal year 2018. Our results in fiscal year 2019 benefited from the effects of the Tax Cuts and Jobs Act (the Act), which reduced the U.S. federal income tax rate to 21%. We recognized the effects of the Act during fiscal year 2018, specifically the re-measurement of our deferred tax assets and liabilities as well as impact of the one-time "toll tax" on the undistributed, non-previously taxed foreign earnings of our subsidiaries, resulting in a net benefit of approximately $1.1 million. We have completed our analysis of these items and have not recorded any adjustments in this period.
Our effective income tax rate for fiscal year 2019 is projected to be in the range of 25% to 26%.

During our second and fourth fiscal quarters, we will receive the tax benefit from the vesting of restricted stock units (RSUs). The benefit is dependent upon the number of RSUs which vest as well as our share price on the vesting date.

U.S. Health & Human Services Segment
Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs including Medicaid, the Children’s Health Insurance Program, the Affordable Care Act and Temporary Assistance for Needy Families.

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Revenue	$294,213	$304,241
Cost of revenue	206,182	220,010
Gross profit	88,031	84,231
Operating income	55,892	49,426
Gross profit percentage	29.9%	27.7%
Operating margin percentage	19.0%	16.2%
Our revenue for the three month period ended December 31, 2018, decreased by 3.3% compared to the same period in fiscal year 2018. Cost of revenue decreased by 6.3%. All movements were organic.
Our results for the three months ended December 31, 2018, benefited from strong operational performance across a number of health services contracts as well as a seasonally strong quarter from our consulting business. While a strong quarter on the bottom line, revenue was tempered principally due to the reset of certain larger contracts that were rebid or extended.
The U.S. segment is a strong portfolio of contracts and when the circumstances are favorable, we can see margins in the high teens. We anticipate that the segment will range between operating margins of 16% to 19% over the course of the fiscal year.
U.S. Federal Services Segment
Our U.S. Federal Services Segment provides business process solutions, including program administration, as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Revenue	$216,987	$132,983
Cost of revenue	169,002	99,625
Gross profit	47,985	33,358
Operating income	21,353	16,710
Gross profit percentage	22.1%	25.1%
Operating margin percentage	9.8%	12.6%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for three months ended December 31, 2017	$132,983		$99,625		$33,358
Organic effect	(17,259)	(13.0)%	(12,938)	(13.0)%	(4,321)	(13.0)%
Acquired growth	101,263	76.1%	82,315	82.6%	18,948	56.8%
Balance for three months ended December 31, 2018	$216,987	63.2%	$169,002	69.6%	$47,985	43.8%
Growth was driven by the acquisition of the citizen engagement centers business, which was acquired on November 16, 2018. The two largest contracts which are cost-plus arrangements; accordingly, the profit margin is lower than the existing business which includes fixed fee and transaction-based work. We anticipate that operating margins will be approximately 10% for the full fiscal year.
Our organic business has declined since last year. This has been caused by the anticipated completion of contracts, including work acquired in 2015 with Acentia, LLC, which was reserved for small businesses which precluded us from bidding for the successor contract. Fiscal year 2018 also included short-term, accretive work related to disaster relief efforts.
The financial impact of the U.S. Federal government shutdown to MAXIMUS was approximately $0.5 million in revenue in the first quarter and is expected to be approximately $0.5 million in revenue in the second quarter. We have been managing our cost of revenue during the shutdown to mitigate the effect on our profit.
Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the United States, including health assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Revenue	$153,419	$185,924
Cost of revenue	130,170	151,553
Gross profit	23,249	34,371
Operating income	4,441	16,265
Gross profit percentage	15.2%	18.5%
Operating margin percentage	2.9%	8.7%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2018, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for three months ended December 31, 2017	$185,924		$151,553		$34,371
Organic effect	(25,355)	(13.6)%	(15,209)	(10.0)%	(10,146)	(29.5)%
Currency effect compared to the prior period	(7,150)	(3.8)%	(6,174)	(4.1)%	(976)	(2.8)%
Balance for the three months ended December 31, 2018	$153,419	(17.5)%	$130,170	(14.1)%	$23,249	(32.4)%
Our revenue for the three month period ended December 31, 2018, decreased by 17% compared to the same period in fiscal year 2018. On a constant currency basis revenue decreased by 14%.The decrease is due to the expected reduction in welfare-to-work contracts including the Work Programme and the Work Choice contracts in the U.K that are set to end in 2019. Cost of revenue decreased by 14% compared to the same period in fiscal year 2018.
We continue to see the effects of low unemployment in our geographies, which has resulted in lower volumes on our employment services contracts. Employment services represents approximately half of the work in the segment, which has created challenges in maintaining revenue and profit levels. To the extent we continue to see a robust global economy with a low level of unemployment, we expect to continue to see depressed profit margins. We have taken measures to reduce our costs and we have been managing our cost of revenue to the extent our contracts allow. We anticipate operating margins for the remainder of the year to be in the 3% to 5% range.
Liquidity and Capital Resources
Our principal source of liquidity remains our cash flows from operations. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure and purchases of our own common stock. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of startup operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our operating cash flows, we maintain and utilize our credit facility which allows us to borrow up to $400 million, subject to standard covenants. In November 2018, we utilized $150 million of borrowing to acquire the citizen engagement centers business, with the balance from existing cash balances. We continue to use our facility to manage our working capital requirements but believe that our cash flows from operations are typically sufficient to fund our operations. At December 31, 2018, our borrowings under the facility were $120 million.
Our priorities for cash utilization are to actively pursue new growth opportunities, to maintain our quarterly dividend program and, where opportunities arise, to make purchases of our own shares.
We have no requirement to remit funds from our foreign locations back to the United States. However, where remitting these funds is possible and can be performed in a tax-free manner, we will do so. With the passage of the Tax Cuts and Jobs Act in the United States, we are able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to bring back additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. Where we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States. At December 31, 2018, we held $28.9 million in funds held in foreign locations in local currencies.

Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Net cash provided by/(used in):
Operations	$59,340	$37,997
Investing activities	(411,739)	(6,455)
Financing activities	59,002	(970)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	203
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(294,465)	$30,775
The factors influencing cash flows from operations are the effect of the acquired business, our cash collections and our annual management bonus payments.

•	The citizen engagement centers business has increased both our revenues and costs, resulting in additional net cash inflows. The acquisition occurred at a point when receivables were seasonally high.

•	Our cash collections in the three months ended December 31, 2018, were adversely impacted by delays in payment on a single, significant customer.

•	We pay our annual management bonus during the first fiscal quarter of each year. The amount paid in fiscal year 2019 was lower than that paid in fiscal year 2018.
Our Days Sales Outstanding (DSO) at December 31, 2018, were 73 days; the balance at September 30, 2018, was 63 days. Our DSO calculation now includes unbilled balances from the adoption of ASC 606, which had previously not been recorded; absent this effect, our DSO would have been 69 days. Going forward, we believe this increase to DSO from the adoption of ASC 606 will be offset by more timely collections on the newly acquired U.S. Federal contracts. We use DSO to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and we have typically maintained the lower end of this range in recent years.
Cash used in investing activities for the three months ended December 31, 2018, was $411.7 million compared to $6.5 million in the same period last year. This includes our initial payment of $421.8 million for the acquisition of the citizen engagement centers business; the purchase agreement is subject to a working capital true up. We anticipate an additional payment of approximately $7.5 million in our second fiscal quarter. Our capital expenditures also included $4.5 million in one-time payments to cover software licenses required for employees joining us from the citizen engagement centers acquisition.
Cash provided by financing activities in the three months ended December 31, 2018, was $59.0 million, compared to cash used of $1.0 million in the comparative period. In addition to the borrowing of $150 million for the citizen engagement centers business, we used $41.0 million to purchase our common stock, compared with $1.0 million in fiscal year 2018, and a further $16.0 million to pay our quarterly dividend. Our dividend payment represents a payment of $0.25 per share, compared with $0.045 per share in prior quarters.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(dollars in thousands)	2018	2017
Cash flows from operations	$59,340	$37,997
Purchases of property and equipment and capitalized software costs	(9,973)	(6,514)
Capital expenditure as a result of acquisition (1)	4,542	—
Free cash flow	$53,909	$31,483

(1) Purchases of property and equipment and capitalized software costs included $4.5 million in one time payments to cover software licenses required for employees joining us through the citizen engagement centers acquisition.
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
During the three months ended December 31, 2018, we made changes to the manner in which we recognize revenue. This has resulted in a need for additional estimates. For additional information, please see "Note 3. Revenue recognition" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.
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
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our own common stock, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operations.
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. To reflect the effect of the citizen engagement centers business, we prorated the revenue from this acquisition across the full quarter to calculate our DSO for the three months ended December 31, 2018.
As noted above, we have access to a $400 million credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. Our credit facility requires us to calculate Adjusted EBITDA on a pro forma basis as though we had owned any acquired business for a full twelve month period prior to the acquisition. We have provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA as follows:

	Three Months Ended December 31,		Trailing Twelve Months Ended December 31,
(dollars in thousands)	2018	2017	2018	2017
Net income attributable to MAXIMUS	$55,913	$59,091	$217,573	$221,853
Interest (income)/expense, net	(957)	(258)	(3,290)	(625)
Provision of income taxes	19,833	19,850	78,376	95,042
Amortization of intangible assets	5,458	2,718	13,048	11,524
Stock compensation expense	4,971	5,402	19,807	21,878
Acquisition-related expenses	2,690	—	3,637	83
Gain on sale of a business	—	—	—	(650)
Adjusted EBITA	$87,908	$86,803	$329,151	$349,105
Depreciation and amortization of property, plant, equipment and capitalized software	11,231	13,719	49,396	54,926
Adjusted EBITDA	$99,139	$100,522	$378,547	$404,031
Additional adjusted EBITDA related to citizen engagement centers acquisition	6,695		28,330
Pro Forma Adjusted EBITDA	$105,834		$406,877

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At December 31, 2018, and September 30, 2018, we held net assets denominated in currencies other than the U.S. Dollar of $111.2 million and $100.3 million, respectively. Of these balances, cash and cash equivalents comprised $28.9 million and $46.4 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	December 31, 2018	September 30, 2018
Comprehensive income attributable to MAXIMUS	$(11,122)	$(10,030)
Net decrease in cash and cash equivalents	(2,893)	(4,640)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At December 31, 2018, the value of these assets was $85.5 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. At December 31, 2018, we had borrowings of $125.4 million. Our interest rate is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at December 31, 2018, was approximately 2.5%. A hypothetical increase in interest rates to 3.5% would increase our annual interest expense and cash flows by approximately $1.3 million.
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
(b)       Changes in Internal Control over Financial Reporting
With the exception of the matters noted below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
From October 2018, we have made changes to our accounting for revenue based upon changes in accounting principles. These changes have required updates and additions to our existing controls which have been implemented in the current fiscal year.
In November 2018, we acquired the citizen engagement centers business from General Dynamics Information Technology. We are in the process of integrating this business into our existing control environment.

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
Securities class action lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, the defendants’ motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
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
Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2018, should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 20, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding purchases of common stock that we made during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan (in thousands)
Oct. 1, 2018 - Oct. 31, 2018	192,300	$63.47	192,300	$180,612

Nov. 1, 2018 - Nov. 30, 2018	134,581	$63.31	134,581	$172,092

Dec. 1, 2018 - Dec. 31, 2018	323,420	$63.64	323,420	$151,509

Total	650,301	$63.52	650,301

(1)
Under a resolutions adopted in June 2018, the Board of Directors authorized the repurchase, at management’s discretion, of up to an aggregate of $200 million of our common stock. This resolution also authorized the use of option exercise proceeds for the purchase of our common stock.

Item 6.                       Exhibits.

Exhibit No.		Description

2.1
Asset Purchase Agreement dated as of October 5, 2018, by and among General Dynamics Information Technology, Inc., MAXIMUS Federal Services, Inc. and MAXIMUS, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 9, 2018).

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101
The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

_____________________________________________________

s	Filed herewith.

❖	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: February 7, 2019	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)