Form 10-Q
period 2019-03-31
MAXIMUS INC
filed 2019-05-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

Commission File Number: 1-12997

MAXIMUS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1891 Metro Center Drive, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MMS	New York Stock Exchange

As of May 6, 2019, there were 63,810,845 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements that are not historical facts. Words such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “intend,” “may,” “opportunity,” “plan,” “potential,” “project,” “should,” “will” and similar expressions are intended to identify forward-looking statements and convey uncertainty of future events or outcomes. These statements are not guarantees and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from such forward-looking statements due to a number of factors, including without limitation:
•a failure to meet performance requirements in our contracts, which might lead to contract termination and actual or liquidated damages;
•the effects of future legislative or government budgetary and spending changes;
•our failure to successfully bid for and accurately price contracts to generate our desired profit;
•our ability to maintain technology systems and otherwise protect confidential or protected information;
•our ability to attract and retain executive officers, senior managers and other qualified personnel to execute our business;
•our ability to manage capital investments and startup costs incurred before receiving related contract payments;
•our ability to manage our growth, including acquired businesses;
•the ability of government customers to terminate contracts on short notice, with or without cause;
•our ability to maintain relationships with key government entities from whom a substantial portion of our revenue is derived;
•the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;
•a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties, suspension, debarment and other sanctions;
•the costs and outcome of litigation;
•difficulties in integrating or achieving projected revenues, earnings and other benefits associated with acquired businesses;
•the effects of changes in laws and regulations governing our business, including tax laws, and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies and practices, and our ability to estimate the impact of such changes;
•matters related to business we have disposed of or divested; and
•other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2018, which was filed with the Securities and Exchange Commission on November 20, 2018.
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue	$736,520	$612,787	$1,401,139	$1,235,935
Cost of revenue	567,098	463,984	1,072,452	935,172
Gross profit	169,422	148,803	328,687	300,763
Selling, general and administrative expenses	78,102	74,879	157,773	144,438
Amortization of intangible assets	9,519	2,603	14,977	5,321
Operating income	81,801	71,321	155,937	151,004
Interest expense	1,569	157	2,194	325
Other income, net	447	1,392	2,492	1,679
Income before income taxes	80,679	72,556	156,235	152,358
Provision for income taxes	18,913	17,450	38,746	37,300
Net income	61,766	55,106	117,489	115,058
(Loss)/income attributable to noncontrolling interests	(158)	(386)	(348)	475
Net income attributable to MAXIMUS	$61,924	$55,492	$117,837	$114,583
Basic earnings per share attributable to MAXIMUS	$0.96	$0.84	$1.82	$1.74
Diluted earnings per share attributable to MAXIMUS	$0.96	$0.84	$1.82	$1.73
Dividends paid per share	$0.25	$0.045	$0.50	$0.09
Weighted average shares outstanding:
Basic	64,369	65,856	64,600	65,857
Diluted	64,643	66,268	64,817	66,223

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$61,766	$55,106	$117,489	$115,058
Foreign currency translation adjustments	3,537	2,869	(2,183)	3,184
Comprehensive income	65,303	57,975	115,306	118,242
Comprehensive (loss)/income attributable to noncontrolling interests	(158)	(386)	(348)	475
Comprehensive income attributable to MAXIMUS	$65,461	$58,361	$115,654	$117,767

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,799	$349,245
Short-term investments	—	20,264
Accounts receivable — billed and billable, net of reserves of $6,073 and $4,285	491,560	357,613
Accounts receivable — unbilled	131,250	31,536
Income taxes receivable	20,733	5,979
Prepaid expenses and other current assets	49,668	43,995
Total current assets	740,010	808,632
Property and equipment, net	76,693	77,544
Capitalized software, net	25,232	22,429
Goodwill	587,751	399,882
Intangible assets, net	195,354	88,035
Deferred contract costs, net	19,771	14,380
Deferred compensation plan assets	32,387	34,305
Deferred income taxes	209	6,834
Other assets	10,309	9,959
Total assets	$1,687,716	$1,462,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$169,099	$114,378
Accrued compensation and benefits	87,698	95,555
Deferred revenue	39,215	51,182
Income taxes payable	3,159	4,438
Current portion of long-term debt and other borrowings	3,681	136
Other liabilities	17,909	11,760
Total current liabilities	320,761	277,449
Deferred revenue, less current portion	24,910	20,394
Deferred income taxes	51,060	26,377
Long-term debt	75,295	374
Deferred compensation plan liabilities, less current portion	32,622	33,497
Other liabilities	15,487	17,490
Total liabilities	520,135	375,581
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 63,811 and 64,371 shares issued and outstanding at March 31, 2019, and September 30, 2018, at stated amount, respectively	498,269	487,539
Accumulated other comprehensive loss	(39,136)	(36,953)
Retained earnings	705,824	633,281
Total MAXIMUS shareholders’ equity	1,164,957	1,083,867
Noncontrolling interests	2,624	2,552
Total equity	1,167,581	1,086,419
Total liabilities and equity	$1,687,716	$1,462,000

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operations:
Net income	$117,489	$115,058
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	22,407	27,074
Amortization of intangible assets	14,977	5,321
Deferred income taxes	17,764	(9,179)
Stock compensation expense	9,904	11,324
Change in assets and liabilities excluding acquired assets and liabilities:
Accounts receivable — billed and billable	(72,720)	(18,522)
Accounts receivable — unbilled	9,189	(4,730)
Prepaid expenses and other current assets	(5,118)	8,526
Deferred contract costs	(5,415)	1,794
Accounts payable and accrued liabilities	42,080	(3,171)
Accrued compensation and benefits	(7,443)	(15,391)
Deferred revenue	4,435	(23,789)
Income taxes	(16,496)	18,634
Other assets and liabilities	(3,842)	3,811
Cash flows from operations	127,211	116,760
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(18,541)	(13,175)
Acquisitions	(421,809)	(157)
Redemption of short-term investments	19,996	—
Other	284	541
Cash used in investing activities	(420,070)	(12,791)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(31,983)	(5,865)
Purchases of MAXIMUS common stock	(46,068)	(1,038)
Tax withholding related to RSU vesting	(8,915)	(8,529)
Borrowings	320,048	124,683
Repayment of credit facility and other long-term debt	(241,539)	(124,752)
Other	(133)	(2,130)
Cash used in financing activities	(8,590)	(17,631)
Effect of exchange rate changes on cash and cash equivalents	(632)	1,070
Net (decrease)/increase in cash, cash equivalents and restricted cash	(302,081)	87,408
Cash, cash equivalents and restricted cash, beginning of period	356,559	179,727
Cash, cash equivalents and restricted cash, end of period	$54,478	$267,135

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at Balance at December 31, 2018	63,717	$492,938	$(42,673)	$664,332	$2,782	$1,117,379
Net income	—	—	—	61,924	(158)	61,766
Foreign currency translation	—	—	3,537	—	—	3,537
Cash dividends	—	—	—	(15,950)	—	(15,950)
Dividends on RSUs	—	398	—	(398)	—	—
Purchases of common stock	(62)	—	—	(4,084)	—	(4,084)
Stock compensation expense	—	4,933	—	—	—	4,933
RSUs vested	156	—	—	—	—	—
Balance at March 31, 2019	63,811	$498,269	$(39,136)	$705,824	$2,624	$1,167,581

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	117,837	(348)	117,489
Foreign currency translation	—	—	(2,183)	—	—	(2,183)
Cash dividends	—	—	—	(31,983)	(133)	(32,116)
Dividends on RSUs	—	826	—	(826)	—	—
Purchases of common stock	(716)	—	—	(45,414)	—	(45,414)
Stock compensation expense	—	9,904	—	—	—	9,904
RSUs vested	156	—	—	—	—	—
Balance at March 31, 2019	63,811	$498,269	$(39,136)	$705,824	$2,624	$1,167,581

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at Balance at December 31, 2017	65,120	$481,261	$(27,304)	$547,151	$6,544	$1,007,652
Net income	—	—	—	55,492	(386)	55,106
Foreign currency translation	—	—	2,869	—	—	2,869
Cash dividends	—	—	—	(2,935)	(2,129)	(5,064)
Dividends on RSUs	—	78	—	(78)	—	—
Stock compensation expense	—	5,922	—	—	—	5,922
RSUs vested	123	—	—	—	—	—
Addition of noncontrolling interest from acquisition	—	124	—	—	(281)	(157)
Balance at March 31, 2018	65,243	$487,385	$(24,435)	$599,630	$3,748	$1,066,328

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	114,583	475	115,058
Foreign currency translation	—	—	3,184	—	—	3,184
Cash dividends	—	—	—	(5,865)	(2,129)	(7,994)
Dividends on RSUs	—	162	—	(162)	—	—
Purchases of common stock	(17)	—	—	(1,038)	—	(1,038)
Stock compensation expense	—	11,324	—	—	—	11,324
Tax withholding related to RSU vesting	—	183	—	—	—	183
RSUs vested	123	—	—	—	—	—
Addition of noncontrolling interest from acquisition	—	124	—	—	(281)	(157)
Balance at March 31, 2018	65,243	$487,385	$(24,435)	$599,630	$3,748	$1,066,328

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2019 and 2018

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain financial results have been reclassified to conform with our current period presentation.
•Our consolidated statement of cash flows for the six months ended March 31, 2018, includes a reclassification to reflect the effect of new accounting guidance.
•Our consolidated balance sheet at September 30, 2018, includes a reclassification to show a comparative balance for current and long-term debt, which were previously reported within "other liabilities."
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
Changes in financial reporting
Segments
As previously reported, effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way that management intends to allocate resources, manage performance and evaluate results. This reorganization of segments responds to recent changes in the markets in which we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Our results for the three and six months ended March 31, 2018, were recast to conform with these new segments. See "Note 2. Segment Information" for more details of this change.
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
In the most significant change under Topic 606, we are required to estimate and recognize revenue on contracts over the period where we provide a service. This affects contracts where performance outcomes are achieved over time, most notably for welfare-to-work contracts where we are compensated for placing individuals in sustained employment. Under our former methodology of recognizing revenue, we deferred recognizing this outcome-based revenue until the outcome was achieved. Under Topic 606, we estimate our anticipated future fees and recognize them over the expected period of performance. As a result, more judgments and estimates are required within the process of recognizing revenue than were required under the former methodology.
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

The table below shows the effects of the adoption of Topic 606 on our consolidated statement of operations for the three and six months ended March 31, 2019.

	Three months ended March 31, 2019			Six months ended March 31, 2019
(dollars in thousands)	Balance under previous accounting guidance	Adjustments due to adoption of new standard	Balance as reported	Balance under previous accounting guidance	Adjustments due to adoption of new standard	Balance as reported
Revenue	$735,487	$1,033	$736,520	$1,399,372	$1,767	$1,401,139

Income before income taxes	79,646	1,033	80,679	154,468	1,767	156,235
Provision for income taxes	18,628	285	18,913	38,467	279	38,746
Net income	61,018	748	61,766	116,001	1,488	117,489
(Loss)/income attributable to noncontrolling interests	(328)	170	(158)	(838)	490	(348)
Net income attributable to MAXIMUS	$61,346	$578	$61,924	$116,839	$998	$117,837

The effect on our balance sheet would have been as follows:

(dollars in thousands)	Balance at March 31, 2019, under previous accounting guidance	Adjustments due to adoption of new standard	Balance at March 31, 2019, as reported
Assets
Accounts receivable - unbilled	$95,796	$35,454	$131,250
Deferred income taxes	6,858	(6,649)	209
Liabilities and shareholders' equity
Deferred revenue - current	51,963	(12,748)	39,215
Deferred income taxes - long-term	43,957	7,103	51,060
Accumulated other comprehensive loss	(38,617)	(519)	(39,136)
Retained earnings	671,897	33,927	705,824
Noncontrolling interests	1,581	1,043	2,624

Additional information and disclosures relating to this change are included within "Note 3. Revenue recognition."
Statement of cash flows
We adopted ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on October 1, 2018, using the retrospective method. The most notable change relates to the treatment of balances we consider to be "restricted cash." Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. As we did not consider these restricted cash balances to be cash or cash equivalents, we did not previously include them within our cash flow statement except where restrictions over cash were imposed or lapsed. Beginning  on October 1, 2018, we are required to include movements in cash, cash equivalents and restricted cash within our consolidated statements of cash flows.
Accordingly, we have presented our consolidated statement of cash flows using the new rules for all periods shown. Our balances for cash, cash equivalents and restricted cash are as follows:

	Balance as of
(dollars in thousands)	March 31, 2019	September 30, 2018	March 31, 2018	September 30, 2017
Cash and cash equivalents	$46,799	$349,245	$253,227	$166,252
Restricted cash (recorded within "other current assets")	7,679	7,314	13,908	13,475
Cash, cash equivalents and restricted cash	$54,478	$356,559	$267,135	$179,727

Consolidated Statements of Changes in Shareholders' Equity
In August 2018, the United States Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The amendments became effective on November 5, 2018, and did not have a material effect on the Company's consolidated financial statements for fiscal year 2019. We have adopted these changes to the Consolidated Statements of Changes in Shareholders’ Equity in this filing.

2. Segment Information
The table below provides certain financial information for each of our business segments.
As noted in "Note 1. Organization and Basis of Presentation," we have made changes to our business segments in fiscal year 2019. Accordingly, the comparative results shown for the three and six months ended March 31, 2018, are presented differently from those shown in previous filings.
From October 1, 2018, we operated our business through three segments.
•Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work, and related consulting work for U.S. state and local government programs. These services support a variety of programs including Medicaid, the Children’s Health Insurance Program, the Affordable Care Act and Temporary Assistance for Needy Families.
•Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessment services as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.
•Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Revenue:
U.S. Health & Human Services	$290,737		$306,249		$584,950		$610,490
U.S. Federal Services	289,736		116,327		506,723		249,310
Outside the U.S.	156,047		190,211		309,466		376,135
Total	$736,520		$612,787		$1,401,139		$1,235,935
Gross profit:
U.S. Health & Human Services	$86,260	29.7%	$86,586	28.3%	$174,291	29.8%	$170,817	28.0%
U.S. Federal Services	60,696	20.9%	27,374	23.5%	108,681	21.4%	60,732	24.4%
Outside the U.S.	22,466	14.4%	34,843	18.3%	45,715	14.8%	69,214	18.4%
Total	$169,422	23.0%	$148,803	24.3%	$328,687	23.5%	$300,763	24.3%
Selling, general & administrative expense:
U.S. Health & Human Services	$29,400	10.1%	$36,616	12.0%	$61,539	10.5%	$71,421	11.7%
U.S. Federal Services	31,104	10.7%	17,540	15.1%	57,736	11.4%	34,188	13.7%
Outside the U.S.	17,992	11.5%	18,403	9.7%	36,800	11.9%	36,509	9.7%
Restructuring costs	—	NM	2,320	NM	—	NM	2,320	NM
Other	(394)	NM	—	NM	1,698	NM	—	NM
Total	$78,102	10.6%	$74,879	12.2%	$157,773	11.3%	$144,438	11.7%
Operating income:
U.S. Health & Human Services	$56,860	19.6%	$49,970	16.3%	$112,752	19.3%	$99,396	16.3%
U.S. Federal Services	29,592	10.2%	9,834	8.5%	50,945	10.1%	26,544	10.6%
Outside the U.S.	4,474	2.9%	16,440	8.6%	8,915	2.9%	32,705	8.7%
Amortization of intangible assets	(9,519)	NM	(2,603)	NM	(14,977)	NM	(5,321)	NM
Restructuring costs (2)	—	NM	(2,320)	NM	—	NM	(2,320)	NM
Other (3)	394	NM	—	NM	(1,698)	NM	—	NM
Total	$81,801	11.1%	$71,321	11.6%	$155,937	11.1%	$151,004	12.2%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) During fiscal year 2018, we incurred costs in restructuring our United Kingdom business.
(3) Other selling, general & administrative expenses includes credits and costs not directly allocated to a particular segment. In the six month periods ended March 31, 2019, these include $2.7 million of costs directly related to the acquisition of the citizen engagement centers business. Refer to "Note 5.  Acquisition of Citizen Engagement Centers Business" for more details.

Identifiable assets for the segments are shown below (in thousands):

	March 31, 2019	September 30, 2018
U.S. Health & Human Services	$478,584	$442,063
U.S. Federal Services	837,844	375,807
Outside the U.S.	224,274	184,872
Corporate	147,014	459,258
Total	$1,687,716	$1,462,000

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
Although our services may have many components, these components are not necessarily distinct performance obligations as they may be interdependent on or interrelated to each other. Where our contracts contain more than one performance obligation, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each component. This method will vary from contract to contract. Where available, we utilize standalone selling prices of similar components. If this information is unavailable, we utilize a suitable metric to allocate selling price, such as costs incurred.
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

Disaggregation of revenue
In addition to our segment reporting, we disaggregate our revenues by product, contract type, customer type and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results which is further discussed in "Note 2. Segment information."
By operating segment and service

(dollars in thousands)	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Program administration	$219,732	$438,705
Assessments and appeals	33,331	70,552
Workforce and children services	23,898	47,801
Other	13,776	27,892
Total U.S. Health and Human Services	$290,737	584,950

Program administration	$209,996	$350,117
Technology solutions	37,993	76,876
Assessments and appeals	41,747	79,730
Total U.S. Federal Services	$289,736	506,723

Workforce and children services	$69,759	$143,037
Assessments and appeals	67,771	130,081
Program administration	15,922	31,242
Other	2,595	5,106
Total Outside the U.S.	$156,047	$309,466

Total revenue	$736,520	$1,401,139

By contract type

(dollars in thousands)	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Performance-based	$261,592	$574,479
Cost-plus	298,133	473,431
Fixed price	139,871	287,022
Time and materials	36,924	66,207
Total revenue	$736,520	$1,401,139

By customer type

(dollars in thousands)	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
New York State government agencies	$89,858	$181,570
Other U.S. state government agencies	197,870	396,772
Total U.S. state government agencies	$287,728	$578,342

United States Federal Government agencies	270,623	468,901
International government agencies	146,292	289,073
Other, including local municipalities and commercial customers	31,877	64,823
Total revenue	$736,520	$1,401,139

By geography

(dollars in thousands)	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
United States of America	$580,473	$1,091,673
United Kingdom	78,334	151,752
Australia	50,997	104,370
Rest of world	26,716	53,344
Total revenue	$736,520	$1,401,139

Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables and the liabilities as deferred revenue.
In many contracts, we bill our customers on a monthly basis shortly after the month end for work performed in that month. Funds are considered collectible and are included within accounts receivable — billed and billable.
Exceptions to this pattern will arise for various reasons, including those listed below.
•Under cost-plus contracts, we are typically required to estimate a contract’s share of our general and administrative expenses. This share is based upon estimates of total costs which may vary over time. We typically invoice our customers at an agreed provisional billing rate which will differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rate is higher than our actual rate, we record a liability.
•Certain contracts include retainage balances, whereby revenue is earned but cash payments are held back by the customer for a period of time, typically to allow the customer to evaluate the quality of our performance.
•In certain contracts, notably our welfare-to-work contracts, we earn revenue from program participants achieving outcomes such as sustained employment for periods up to 24 months. This revenue may only be invoiced at the conclusion of this period of performance. Since we are required to recognize revenue over the period where the customer receives the benefit, we record an unbilled receivable.

•In certain contracts, we may receive funds from our customers prior to performing operations. These funds are typically referred to as “set-up costs” and reflect the need for us to make investments in infrastructure prior to providing a service. This investment in infrastructure is not a performance obligation which is distinct from the service that is subsequently provided and, as a result, revenue is not recognized based upon the establishment of this infrastructure, but rather over the course of the contractual relationship. The funds are initially recorded as deferred revenue and recognized over the term of the contract. Other contracts may not include set-up fees but will provide higher fees in earlier periods of the contract. The premium on these fees is deferred.
During the six months ended March 31, 2019, we recognized revenue of $32.0 million included in our deferred revenue balances at September 30, 2018. During the three months ended March 31, 2019, we recognized $23.0 million included in our deferred revenue at December 31, 2018.
Contract estimates
We are required to use estimates in recognizing certain revenue. Our most significant estimates relate to:
•Our welfare-to work contracts, where we estimate our future variable consideration by estimating the volume and timing of our caseload reaching employment milestones;
•Our transaction-based contracts where we provide a significant discount to our customer in future periods, where we must calculate an average rate of revenue per transaction based upon our estimates of the total revenue and anticipated volume of work from the contract; and
•Our cost-plus contracts, which require us to prepare an estimate of our indirect costs which are allocated to our contracts.
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In fiscal year 2019, our revenue included a reduction of $8.0 million from changes in estimates.
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
Since September 30, 2018, we have deferred $8.2 million of costs. During the three and six months ended March 31, 2019, we amortized $1.5 million and $2.8 million of deferred contract costs. This amortization was recorded within our "cost of revenue" on our consolidated statement of operations.
Remaining performance obligations
At March 31, 2019, we had approximately $409 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 50% of this balance within the next twelve months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2019	2018	2019	2018
Basic weighted average shares outstanding	64,369	65,856	64,600	65,857
Dilutive effect of unvested RSUs	274	412	217	366
Denominator for diluted earnings per share	64,643	66,268	64,817	66,223

5. Acquisition of Citizen Engagement Centers Business
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. The assets acquired included existing contracts, contractual relationships and bids for contracts submitted prior to the acquisition date, as well as interests in leased properties, fixed assets, working capital and intangible assets. This acquisition strengthens our position in the administration of federal government programs. This business has been integrated into our U.S. Federal Services Segment. The contract provides for a purchase price of $400.0 million adjusted for the net working capital in excess of or less than an agreed upon target representing an estimate of normalized net working capital. The estimated working capital balance at November 16, 2018, was higher than this estimate and, accordingly, we incurred an estimated purchase price of $430.6 million. We anticipate finalizing the purchase price during the third quarter of fiscal year 2019. To fund the acquisition, we utilized $150 million of borrowings from our credit facility with the balance from our cash on our balance sheet.
As part of the acquisition, we incurred acquisition-related expenses, including legal, accounting and other consultant services. During the fiscal year ended September 30, 2018, we incurred $0.5 million of such costs; during the six months ended March 31, 2019, we incurred an additional $2.7 million. We also incurred additional investing cash outflows of $4.5 million from the acquisition of software licenses needed for newly-acquired employees.
We considered this transaction to be an acquisition of a business. At this time, we are in the process of finalizing our valuation of the acquired assets and assumed liabilities, including our analysis of the value of the intangible assets acquired and the tax effects of the acquisition. In addition, we continue to look for potential assets or liabilities which existed at the acquisition date. Our current estimate of the allocation of the purchase price, updated from December 31, 2018, is shown below.

(dollars in thousands)	Estimated purchase price allocation at December 31, 2018	Adjustments	Estimated purchase price allocation at March 31, 2019
Estimated cash consideration	$429,335	$1,238	$430,573

Billed and unbilled receivables	$145,319	$(3,450)	$141,869
Property and equipment	6,454	—	6,454
Other assets	681	3,412	4,093
Intangible assets	122,300	—	122,300
Total identifiable assets acquired	274,754	(38)	274,716
Accounts payable and other liabilities	33,296	(1,091)	32,205
Net identifiable assets acquired	241,458	1,053	242,511
Goodwill	187,877	185	188,062
Net assets acquired	$429,335	$1,238	$430,573

The fair value of the goodwill is estimated to be $188.1 million. This goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.

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

(dollars in thousands)	Useful life	Fair value
Customer relationships - all contracts except U.S. Census	10 years	$85,300
Customer relationships - U.S. Census	2 years	37,000
Total intangible assets		$122,300

The contribution of the acquired business for the three and six months ended March 31, 2019, is shown below.

	Acquisition Contribution for
(dollars in thousands)	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
Revenue	$176,003	$277,266
Gross profit	32,672	51,620

The following table presents certain results for the three and six months ended March 31, 2019 and 2018, as though the acquisition had occurred on October 1, 2017. This pro forma information is presented for information only and is not necessarily indicative of the results if the acquisition had taken place on that date. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs and include estimates of interest expense, as well as corresponding changes in our tax charge.

	Pro forma results for the three months ended March 31,		Pro forma results for the six months ended March 31,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$736,520	$770,590	$1,499,568	$1,592,723
Net income	61,766	56,803	120,962	119,991
Basic earnings per share attributable to MAXIMUS	0.96	0.87	1.88	1.81
Diluted earnings per share attributed to MAXIMUS	0.96	0.86	1.87	1.80

Changes in goodwill for the six months ended March 31, 2019, were as follows:

(dollars in thousands)	U.S. Health & Human Services	U.S. Federal Services	Outside the United States	Total
Balance as of September 30, 2018	$139,588	$228,148	$32,146	$399,882
Estimated effect of the acquisition of citizen engagement centers business	20,071	165,498	2,493	188,062
Foreign currency translation	—	—	(193)	(193)
Balance as of March 31, 2019	$159,659	$393,646	$34,446	$587,751
Although the citizen engagement center business has been integrated into our U.S. Federal Services Segment, the acquisition provides benefits across all three segments. The most significant contracts acquired are cost-plus arrangements, which allow us to recover a greater share of our shared corporate overhead. Accordingly, we have allocated the goodwill based on an estimate of the relative fair value of the benefit to each segment.
With the reorganization of the business on October 1, 2018, we reallocated our goodwill to our new reporting segments. This reallocation was based upon the relative fair values of the operating segments on the date of the reorganization.
There have been no impairment charges to our goodwill.

The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2019			As of September 30, 2018
(dollars in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$248,770	$54,838	$193,932	$129,113	$42,683	$86,430
Technology based intangible assets	5,648	4,267	1,381	5,750	4,212	1,538
Trademarks and trade names	4,480	4,439	41	4,496	4,429	67
Total	$258,898	$63,544	$195,354	$139,359	$51,324	$88,035
As of March 31, 2019, our intangible assets have a weighted average remaining life of 9.2 years, comprising 9.2 years for customer contracts and relationships, 4.6 years for technology-based intangible assets, and 0.8 years for trademarks and trade names. The estimated future amortization expense for the remainder of the current fiscal year and the next five fiscal years for the intangible assets held by the Company as of March 31, 2019, is as follows (in thousands):

Six months ended September 30, 2019	$18,044
2020	35,307
2021	18,258
2022	15,884
2023	15,785
2024	15,662

6. Income Tax

Our effective income tax rate for the three and six months ended March 31, 2019 was 23.4% and 24.8%, respectively, and 24.1%and 24.5% for the comparable prior year periods, respectively.
Our results for the three and six months ended March 31, 2018, included the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017, and was effective from January 1, 2018. We recorded a one-time "toll tax" on our undistributed and previously untaxed earnings in foreign locations of approximately $9.5 million and a one-time benefit from the reduction of our deferred tax liabilities of $10.6 million. We have completed our analysis of these items and have not recorded any adjustments in this period.
During the six months ended March 31, 2019 and 2018, we made income tax payments of $37.2 million and $28.5 million, respectively.

7. Supplemental Disclosures
Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. During the six months ended March 31, 2019, we purchased 0.7 million of our common shares at a cost of $45.4 million. During the six months ended March 31, 2018, we acquired approximately 17,000 common shares at a cost of $1.0 million. At March 31, 2019, $147.4 million remained available for future stock purchases.
During the six months ended March 31, 2019, we granted 346,000 RSUs to our board of directors and employees. These awards will vest ratably over one and five years, respectively.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in the Consolidated Statement of Operations. At March 31, 2019, the deferred compensation plan held $20.0 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before March 31, 2019.
As noted above, we utilized our credit facility in November 2018 to fund part of the citizen engagement centers acquisition. During the six months ended March 31, 2019 and 2018, we made interest payments of $1.8 million and less than $0.1 million, respectively. At March 31, 2019, we had borrowings of $75.0 million outstanding on the facility.
Litigation
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, our motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31.0 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against us.

8. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. This standard is effective for us on October 1, 2019. We will adopt this standard using a modified retrospective approach. This approach also provides practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. We expect that upon adoption we will recognize a material right-of-use asset and lease liability on our balance sheet. We do not expect the standard to have a material impact on our cash flows or results of operations.

9. Subsequent Events
On April 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 for each share of our common stock outstanding. The dividend is payable on May 31, 2019, to shareholders of record on May 15, 2019. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $16 million.

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
Most of our business depends upon government demand for our support services, their propensity to outsource and their procurement processes. These may be affected, both positively and detrimentally, by changes in presidential administration, the balance of power within a coalition government or legislative body, by the relative priorities of a government and the processes followed by a government in tendering, procuring and awarding contracts.  Our short-term growth expectations were impacted by changes in the industry that we believe were tied to changes in the political environment in the United States that started in 2017. We continue to experience longer procurement cycles, increased delays and contract award protests. Some of this was due to policy and budget uncertainty. Further, agency staffing shortfalls tied to the slow presidential nomination process hindered the decision-making process at both the federal and the state level.
Longer-term, we believe the ongoing demand for our services driven by demographic, economic and legislative trends, coupled with our strong position within our industry, will continue to foster future growth. Our long-term growth thesis is based on the following factors:
•Demographic trends, including increased longevity and more complex health needs, place an increased burden on government social benefit and safety-net programs. At the same time, programs that address societal needs must be a good use of taxpayer dollars and achieve their intended outcomes. We believe the macro-economic trends of demographics and government needs, coupled with the need to achieve value for money, will continue to drive demand for our services.
•Our contract portfolio offers us good revenue visibility. Our contracts are typically multi-year arrangements and we have customer relationships which have lasted decades. Because of this longevity, our contract portfolio at any point in time can typically be used to identify approximately 90% of our anticipated revenue for the next twelve months.
•We maintain a strong reputation within the government health and human services industry. Our deep client relationships and reputation for delivering outcomes and efficiencies creates a strong barrier to entry in a risk-averse environment. Entering our markets typically requires expertise in complex procurement processes, operation of multi-faceted government programs and an ability to serve and engage with diverse populations.
•We have a portfolio target operating profit margin that ranges between 10% and 15% with high cash conversion, a healthy balance sheet and access to a $400 million credit facility. Our financial flexibility allows us to fund investments in the business, complete strategic acquisitions to further supplement our core capabilities and seek new adjacent platforms. We believe that our financial strength offers government clients reliability and dependability that we can deliver on program objectives and achieve contractual targets.

•We have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to expand our business processes, knowledge and client relationships into adjacent markets and new geographies. During fiscal year 2019, we acquired a citizen engagement center business which had previously been owned by General Dynamics Information Technology. This acquisition strengthens our position in the administration of government programs.

Financial Overview
Since October 1, 2018, we operated our business through three segments, U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. The results for each of these segments for the three and six months ended March 31, 2019, were affected by different factors.
•Our U.S. Health & Human Services Segment reported a decline in revenue and a stable gross profit. The revenue movement was the result of the rebid or extension on a number of large contracts. The profit margin received the benefit of $4 million of revenue from an expected  contract change order including work performed in prior periods.
•Our U.S. Federal Services Segment reported revenue growth driven by the acquisition of the citizen engagement centers business which contributed $176.0 million and $277.3 million in revenue in the three and six months ended March 31, 2019, respectively. The organic declines in revenue and costs were due to the completion of temporary work supporting disaster reliefs efforts, which had supplemented prior fiscal year results, as well as the anticipated ending of other contracts. The second quarter of fiscal year 2018 was tempered by a non-recurring expense to renegotiate a subcontract on a large business process outsourcing (BPS) program where we increased our scope of work. The second quarter of fiscal year 2019 received the benefit of favorable delivery on performance-based contracts.
•Our Outside the U.S. Segment reported declines in revenue and profit due primarily to declines in our welfare-to-work business in Australia and the United Kingdom, including the Work Programme and Work Choice contracts in the United Kingdom that are ending. This segment also includes discretionary spending which is passed across to the customer with no added margin, resulting in diluted profit margins.
Other effects of the citizen engagement centers acquisition on our U.S. Federal Services Segment for the six months ended March 31, 2019 are listed below.
•In addition to a payment of $421.8 million to acquire the business, the increase in our workforce required significant additional investment in software licenses resulting in an increase of $4.5 million in property and equipment and a corresponding investing cash outflow. We have accrued a further $8.8 million to pay the estimated balance of the purchase price.
•We completed the transaction using existing cash balances and borrowed funds of $150 million. Although we have made steady progress in reducing our indebtedness, this resulted in an increase in interest expense and a decline in our interest income.
•Our cash flows from operations received the benefits of the increased business. At the acquisition date, the business was in a seasonally high period of the year and, accordingly, had higher than average receivables from customers. In addition, the payroll obligation was lower than that at quarter end.
•Although our administrative cost base has grown to cover the needs of supporting a larger organization, our existing cost base is being spread across a larger revenue base. As our general and administrative costs are allocated to our operating segments, the acquisition is providing a benefit to our profit margins in all of our segments. We estimate that the full fiscal year benefit to operating margin will be 1.25% in our U.S. Health and Human Services Segment and 0.5% in our Outside the U.S. Segment.
•We incurred acquisition-related expenses of $2.7 million. These costs represent the incremental costs incurred in completing the transaction, including legal and advisory costs, integration expenses, valuation services and other consultancy costs.
•We recorded amortization for intangible assets acquired of $10.1 million. We anticipate a full fiscal year expense of $23.6 million for fiscal year 2019.
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
On October 1, 2018, we adopted the requirements of the Financial Accounting Standards Board's Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which changed the manner in which we recognize revenue on contracts with our customers. The adoption of this new standard resulted in a catch-up of revenue and net income attributable to our shareholders of $47.2 million and $32.9 million, respectively, which was recorded in retained earnings in the first quarter. If we had applied our previous accounting policies in the current period, our revenue for the three and six months ended March 31, 2019 would have been lower by approximately $1.0 million and $1.8 million, respectively.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenue	$736,520	$612,787	$1,401,139	$1,235,935
Cost of revenue	567,098	463,984	1,072,452	935,172
Gross profit	169,422	148,803	328,687	300,763
Gross profit percentage	23.0%	24.3%	23.5%	24.3%
Selling, general and administrative expenses	78,102	74,879	157,773	144,438
Selling, general and administrative expense as a percentage of revenue	10.6%	12.2%	11.3%	11.7%
Amortization of intangible assets	9,519	2,603	14,977	5,321
Operating income	81,801	71,321	155,937	151,004
Operating margin	11.1%	11.6%	11.1%	12.2%
Interest expense	1,569	157	2,194	325
Other income, net	447	1,392	2,492	1,679
Income before income taxes	80,679	72,556	156,235	152,358
Provision for income taxes	18,913	17,450	38,746	37,300
Effective tax rate	23.4%	24.1%	24.8%	24.5%
Net income	61,766	55,106	117,489	115,058
(Loss)/income attributable to noncontrolling interests	(158)	(386)	(348)	475
Net income attributable to MAXIMUS	$61,924	$55,492	$117,837	$114,583
Basic earnings per share attributable to MAXIMUS	$0.96	$0.84	$1.82	$1.74
Diluted earnings per share attributable to MAXIMUS	$0.96	$0.84	$1.82	$1.73
As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2019 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$612,787		$463,984		$148,803
Organic effect	(40,381)	(6.6)%	(29,959)	(6.5)%	(10,422)	(7.0)%
Acquired growth	176,003	28.7%	143,331	30.9%	32,672	22.0%
Currency effect compared to the prior period	(11,889)	(1.9)%	(10,258)	(2.2)%	(1,631)	(1.1)%
Balance for respective period in fiscal year 2019	$736,520	20.2%	$567,098	22.2%	$169,422	13.9%

Revenue and cost of revenue for the three months ended March 31, 2019, increased compared to the same period in fiscal year 2018, driven by the citizen engagement centers business acquisition. This was offset by organic revenue declines in all three segments and the detrimental effects of currency in our Outside the U.S. Segment. The factors driving these changes are covered in more detail below.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs.
Our acquired growth represents the citizen engagement centers business, which was acquired on November 16, 2018. The two largest contracts included in the transaction are both cost-plus type contracts. Cost-plus contracts typically have lower financial risk but typically earn margins in the mid-single digits.
We operate in a number of locations where the functional currency is not the U.S. Dollar. During the three months ended March 31, 2019, the value of all of these currencies was lower than in the comparative period in fiscal year 2018. This had a negative impact on revenue and costs.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2019 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$1,235,935		$935,172		$300,763
Organic effect	(93,023)	(7.5)%	(71,933)	(7.7)%	(21,090)	(7.0)%
Acquired growth	277,266	22.4%	225,646	24.1%	51,620	17.2%
Currency effect compared to the prior period	(19,039)	(1.5)%	(16,433)	(1.8)%	(2,606)	(0.9)%
Balance for respective period in fiscal year 2019	$1,401,139	13.4%	$1,072,452	14.7%	$328,687	9.3%

The factors impacting revenue and cost of revenue for the six months ended March 31, 2019 are similar to those affecting the three month period.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. Our SG&A expense has increased year-over-year due to the acquisition of the citizen engagement centers business, which has added an additional level of infrastructure as well as approximately $2.7 million of one-time expenses directly related to the transaction. In the first quarter of the current fiscal year, we introduced an early retirement program for employees that met certain criteria. As a result, severance payments in the six months ended March 31, 2019 were unusually high and raised SG&A by approximately $4 million. This program should deliver increased efficiency in future periods.
Our results for the six months ended March 31, 2019 include $10.1 million of amortization from assets acquired with the citizen engagement centers business.
Our interest expense is driven by borrowings from our credit facility. During the three months ended December 31, 2017, we incurred expenses from short-term borrowings to cover working capital obligations, as well as the costs of maintaining the facility. No borrowings were incurred during fiscal year 2019 until November 16, 2018, when $150 million was drawn for the acquisition of the citizen engagement centers business.
Our effective tax rate for the six months ended March 31, 2019, was 24.8%, compared to 24.5% in the same period in fiscal year 2018. Our results in fiscal year 2019 benefited from the effects of the Tax Cuts and Jobs Act (the Act), which reduced the U.S. federal income tax rate to 21%. We recognized the effects of the Act during fiscal year 2018, specifically the re-measurement of our deferred tax assets and liabilities as well as impact of the one-time "toll tax" on the undistributed, non-previously taxed foreign earnings of our subsidiaries, resulting in a net benefit of approximately $1.1 million. We have completed our analysis of these items and have not recorded any adjustments in this period.
Our effective income tax rate for fiscal year 2019 is projected to be in the range of 25% to 25.5%.

During our second and fourth fiscal quarters, we receive the tax benefit from the vesting of restricted stock units (RSUs). The benefit is dependent upon the number of RSUs which vest as well as our share price on the vesting date. During the three months ended March 31, 2019 and 2018, we received tax benefits of $1.7 million from the issuance of restricted stock unit awards which had been previously deferred by members of our Board of Directors.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$290,737	$306,249	$584,950	$610,490
Cost of revenue	204,477	219,663	410,659	439,673
Gross profit	86,260	86,586	174,291	170,817
Operating income	56,860	49,970	112,752	99,396
Gross profit percentage	29.7%	28.3%	29.8%	28.0%
Operating margin percentage	19.6%	16.3%	19.3%	16.3%

Our revenue and cost of revenue for the three month period ended March 31, 2019 decreased 5.1% and 6.9%, respectively, compared to the same period in fiscal year 2018. Our revenue and cost of revenue for the six month period ended March 31, 2019, decreased by 4.2% and 6.6%, respectively, compared to the same period in fiscal year 2018. All movements were organic.
During fiscal years 2019 and 2018, we rebid or extended a number of large contracts with our customers, resulting in reduced contract revenue and profit. It is not unusual that during a bid or sole-source extension of a contract, we negotiate a revenue reduction in order to retain the business. This may be short term in nature and, over the life of the contract, we can improve revenue and profit through scope increases and operating efficiencies.

Our gross profit includes a benefit of $4.0 million from a single contract amendment signed in the second quarter of fiscal year 2019 but for which costs had been incurred in earlier periods. Our operating profit margins also received the benefit of the cost synergies from the acquisition of the citizen engagement centers business.
We anticipate operating margin for the segment will be between 17% and 19% for fiscal year 2019.
U.S. Federal Services Segment
Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessment services as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$289,736	$116,327	$506,723	$249,310
Cost of revenue	229,040	88,953	398,042	188,578
Gross profit	60,696	27,374	108,681	60,732
Operating income	29,592	9,834	50,945	26,544
Gross profit percentage	20.9%	23.5%	21.4%	24.4%
Operating margin percentage	10.2%	8.5%	10.1%	10.6%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$116,327		$88,953		$27,374
Organic effect	(2,594)	(2.2)%	(3,244)	(3.6)%	650	2.4%
Acquired growth	176,003	151.3%	143,331	161.1%	32,672	119.4%
Balance for respective period in fiscal year 2019	$289,736	149.1%	$229,040	157.5%	$60,696	121.7%

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2019 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$249,310		$188,578		$60,732
Organic effect	(19,853)	(8.0)%	(16,182)	(8.6)%	(3,671)	(6.0)%
Acquired growth	277,266	111.2%	225,646	119.7%	51,620	85.0%
Balance for respective period in fiscal year 2019	$506,723	103.3%	$398,042	111.1%	$108,681	79.0%

Growth was driven by the citizen engagement centers business, which was acquired on November 16, 2018. The two largest acquired contracts which are cost-plus arrangements and, accordingly, the profit margin is lower than the existing business which includes fixed fee and transaction-based work. We anticipate that operating margin will be approximately 10% for the full fiscal year. For the second quarter of 2019, operating margin was strong and driven by favorable results on several performance based contracts and is higher compared to the same period in 2018 which was tempered by a non-recurring expense to renegotiate a subcontract on a large BPS contract where we increased our scope of work.
One of the contracts noted above covers the operation of the United States Decennial Census. We anticipate revenues from this contract of approximately $200 million and $350 million for fiscal years 2019 and 2020, respectively. Although the contract continues through June 2021, we do not anticipate a material amount of revenue in fiscal year 2021. These estimates are based upon our expectations of the contract at this time which may change through contract performance or changes to the contract.
Our organic business has declined since last fiscal year. This was caused by:
•The anticipated ending of certain contracts;
•The rebid of contracts acquired in 2015 under the small business rules which we were not eligible to rebid for; and
•The absence of some short-term disaster relief work which had improved our results in fiscal year 2018.
Our profit margins in fiscal year 2018 were tempered by a charge of $2.9 million related to costs incurred in renegotiating a subcontract.
The U.S. Federal Government shutdown in December 2018 and January 2019 did not have a significant effect on our business.
Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the United States, including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$156,047	$190,211	$309,466	$376,135
Cost of revenue	133,581	155,368	263,751	306,921
Gross profit	22,466	34,843	45,715	69,214
Operating income	4,474	16,440	8,915	32,705
Gross profit percentage	14.4%	18.3%	14.8%	18.4%
Operating margin percentage	2.9%	8.6%	2.9%	8.7%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$190,211		$155,368		$34,843
Organic effect	(22,275)	(11.7)%	(11,529)	(7.4)%	(10,746)	(30.8)%
Currency effect compared to the prior period	(11,889)	(6.3)%	(10,258)	(6.6)%	(1,631)	(4.7)%
Balance for respective period in fiscal year 2019	$156,047	(18.0)%	133,581	(14.0)%	22,466	(35.5)%

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$376,135		$306,921		$69,214
Organic effect	(47,630)	(12.7)%	(26,737)	(8.7)%	(20,893)	(30.2)%
Currency effect compared to the prior period	(19,039)	(5.1)%	(16,433)	(5.4)%	(2,606)	(3.8)%
Balance for respective period in fiscal year 2019	$309,466	(17.7)%	$263,751	(14.1)%	$45,715	(34.0)%

Our revenue for the three month period ended March 31, 2019, decreased by 18% compared to the same period in fiscal year 2018. On a constant currency basis revenue decreased by 13%. Cost of revenue decreased by 14% compared to the same period in fiscal year 2018.
In fiscal year 2019, the Work Programme and Work Choice Programme contracts in the United Kingdom are ending. As a result, revenue from these contracts is expected to be lower in fiscal year 2019 by approximately $35 million compared to fiscal year 2018. These contracts have been replaced by new programs that were devolved to the local authorities. In fiscal year 2018, we began operations in Wales, East London and Scotland to provide health and employment services to vulnerable populations with disabilities and complex health conditions. As is often the case with new contracts, we have experienced challenges in the early months of this contract but have taken significant steps to address these with additional resources and investment to augment our efforts and we expect these contracts, in aggregate to break even in the fourth quarter of fiscal year 2019.

The second quarter of fiscal year 2018 included a one-time profit pick-up related to the termination of major elements of the Fit for Work contract. For fiscal year 2019, we anticipate operating margin for the segment will be between 3% and 4%.

Approximately half of our revenue within the Outside the U.S. Segment is generated through contracts within the United Kingdom, most of which are with government agencies. As such, we are closely monitoring developments as the United Kingdom Government negotiates a withdrawal from the European Union. We do not anticipate a material direct effect on our business in the United Kingdom due to Brexit due to the nature of our customer base and the absence of cross-border operations. However, regardless of the nature and timing of the withdrawal, the uncertainty over the process and the eventual outcome is affecting us indirectly. We anticipate we will continue to be subject to political risks, as legislative priorities may change, the economic risks from the pre- and post-withdrawal environment, and we may, along with other businesses, experience difficulty in recruiting and retaining employees.

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
To supplement our operating cash flows, we maintain and utilize our credit facility which allows us to borrow up to $400 million, subject to standard covenants. In November 2018, we utilized $150 million of borrowing to acquire the citizen engagement centers business, with the balance from existing cash balances. We continue to use our facility to manage our working capital requirements but believe that our cash flows from operations are typically sufficient to fund our operations. At March 31, 2019, our borrowings under the facility were $75.0 million. During April 2019, we repaid these borrowings in full.

Our priorities for cash utilization are to actively pursue new growth opportunities, to maintain our quarterly dividend program and, where opportunities arise, to make purchases of our own shares.
We have no requirement to remit funds from our foreign locations back to the United States. However, where remitting these funds is possible and can be performed in a tax-efficient manner, we will do so. With the passage of the Tax Cuts and Jobs Act in the United States, we are able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to make funds available for investment, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. Where we are unable to remit funds without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States. At March 31, 2019, we held $43.4 million in cash or cash equivalents held in foreign locations in local currencies.
Cash Flows
The following table provides a summary of our cash flow information for the six months ended March 31, 2019 and 2018.

	Six Months Ended March 31,
(dollars in thousands)	2019	2018
Net cash provided by/(used in):
Operations	$127,211	$116,760
Investing activities	(420,070)	(12,791)
Financing activities	(8,590)	(17,631)
Effect of exchange rate changes on cash and cash equivalents	(632)	1,070
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(302,081)	$87,408

The factors influencing cash flows from operations are the effect of the acquired business, our annual management bonus payments and the timing of our tax payments.
•The citizen engagement centers business has increased both our revenues and costs, resulting in additional net cash inflows.
•We pay our annual management bonus during the first quarter of each fiscal year. The amount paid in fiscal year 2019 was lower than that paid in fiscal year 2018.
•Our tax payments in the current fiscal year were $37.2 million, compared to $28.5 million in fiscal year 2018.
Our Days Sales Outstanding (DSO) at March 31, 2019, were 77 days; the balance at September 30, 2018, was 63 days. Our DSO calculation now includes unbilled balances due to the adoption of ASC 606. Absent this effect, our DSO would have been 73 days. Our receivable balances at March 31, 2019, include receivables from our Census contract, which is undergoing a quick ramp-up to prepare for activities, and, accordingly, will continue to experience growing receivable balances. Going forward, we believe the increase to DSO from the adoption of ASC 606 will be offset by more timely collections on the newly acquired U.S. Federal contracts. We use DSO to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and we have typically maintained the lower end of this range in recent years.
Cash used in investing activities for the six months ended March 31, 2019, was $420.1 million compared to $12.8 million in the same period last year. This includes our initial payment of $421.8 million for the acquisition of the citizen engagement centers business; the purchase agreement is subject to a working capital true up. We anticipate an additional payment of approximately $8.8 million in our third fiscal quarter. Our capital expenditures also included $4.5 million in one-time payments to cover software licenses required for employees joining us from the citizen engagement centers acquisition.

Cash used in financing activities in the six months ended March 31, 2019, was $8.6 million, compared to $17.6 million in the comparative period. For the acquisition of the citizen engagement centers business, we utilized $150 million from our credit facility; we had repaid half of this balance by March 31, 2019. In fiscal year 2019, we used $46.1 million to purchase our common stock, compared with $1.0 million in fiscal year 2018, and a further $32.0 million to pay our quarterly dividend. Our dividend payment represents a payment of $0.25 per share per quarter, compared with $0.045 per share in the prior year.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(dollars in thousands)	2019	2018
Cash flows from operations	$127,211	$116,760
Purchases of property and equipment and capitalized software costs	(18,541)	(13,175)
Capital expenditure as a result of acquisition (1)	4,542	—
Free cash flow	$113,212	$103,585
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
During the six months ended March 31, 2019, we made changes to the manner in which we recognize revenue. This has resulted in a need for additional estimates. For additional information, please see "Note 3. Revenue recognition" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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
In fiscal year 2018, 29% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year’s results for all foreign businesses using the exchange rates in the prior fiscal year. We refer to this adjusted revenue on a "constant currency basis."
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired. We provide organic revenue growth as a useful basis for assessing this. To calculate organic revenue growth, we compare current fiscal year revenue excluding revenue from these acquisitions to our prior fiscal year revenue.

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

	Six Months Ended March 31,		Trailing Twelve Months Ended March 31,
(dollars in thousands)	2019	2018	2019	2018
Net income attributable to MAXIMUS	$117,837	$114,583	$224,005	$224,830
Interest (income)/expense, net	79	(900)	(1,612)	(1,764)
Provision of income taxes	38,746	37,300	79,839	85,581
Amortization of intangible assets	14,977	5,321	19,964	10,741
Stock compensation expense	9,904	11,324	18,818	22,455
Acquisition-related expenses	2,850	—	3,797	83
Gain on sale of a business	—	—	—	(650)
Adjusted EBITA	$184,393	$167,628	$344,811	$341,276
Depreciation and amortization of property, plant, equipment and capitalized software	22,407	27,074	47,217	52,876
Adjusted EBITDA	$206,800	$194,702	$392,028	$394,152
Additional adjusted EBITDA related to citizen engagement centers acquisition	6,695		16,158
Pro Forma Adjusted EBITDA	$213,495		$408,186

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At March 31, 2019, and September 30, 2018, we held net assets denominated in currencies other than the U.S. Dollar of $117.3 million and $100.3 million, respectively. Of these balances, cash and cash equivalents comprised $43.4 million and $46.4 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	March 31, 2019	September 30, 2018
Comprehensive income attributable to MAXIMUS	$(11,730)	$(10,030)
Net decrease in cash and cash equivalents	(4,336)	(4,640)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At March 31, 2019, the net value of these assets and liabilities was $94.4 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. At March 31, 2019, we had borrowings of $79.0 million. Our interest rate is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at March 31, 2019, was approximately 2.5%. A hypothetical increase in interest rates to 3.5% would increase our annual interest expense and cash flows by approximately $0.8 million.

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
Securities class action lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, our motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. That appeal is pending. At this time, it is not possible to reasonably predict whether this matter will be permitted to proceed as a class or to reasonably estimate the value of the claims asserted, and we are unable to estimate the potential loss or range of loss.
Medicaid claims
A state Medicaid agency has been notified of two proposed disallowances by the Centers for Medicare and Medicaid Services (CMS) totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. No legal action has been initiated against us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding purchases of common stock that we made during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plan (in thousands)
Jan. 1, 2019 - Jan. 31, 2019	61,900	$66.04	61,900	$147,420

Feb. 1, 2019 - Feb. 28, 2019	—	—	—	147,420

Mar. 1, 2019 - Mar. 31, 2019	—	—	—	147,420

Total	61,900	$66.04	61,900

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

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.
_____________________________________________________
s Filed herewith.
❖ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 9, 2019	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)