Form 10-Q
period 2019-06-30
MAXIMUS, INC.
filed 2019-08-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from   to

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

As of August 5, 2019, there were 63,810,845 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “MAXIMUS” refer to MAXIMUS, Inc. and its subsidiaries, unless the context requires otherwise.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “opportunity,” “could,” “potential,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue	$730,710	$597,855	$2,131,849	$1,833,790
Cost of revenue	556,463	443,171	1,628,915	1,378,343
Gross profit	174,247	154,684	502,934	455,447
Selling, general and administrative expenses	81,604	69,588	239,377	214,026
Amortization of intangible assets	9,049	2,525	24,026	7,846
Operating income	83,594	82,571	239,531	233,575
Interest expense	420	85	2,614	410
Other income, net	556	2,249	3,048	3,928
Income before income taxes	83,730	84,735	239,965	237,093
Provision for income taxes	20,765	24,493	59,511	61,793
Net income	62,965	60,242	180,454	175,300
Income/(loss) attributable to noncontrolling interests	67	381	(281)	856
Net income attributable to MAXIMUS	$62,898	$59,861	$180,735	$174,444
Basic earnings per share attributable to MAXIMUS	$0.98	$0.91	$2.80	$2.65
Diluted earnings per share attributable to MAXIMUS	$0.97	$0.91	$2.79	$2.64
Dividends paid per share	$0.25	$0.045	$0.75	$0.135
Weighted average shares outstanding:
Basic	64,405	65,630	64,534	65,777
Diluted	64,759	65,925	64,800	66,131

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net income	$62,965	$60,242	$180,454	$175,300
Foreign currency translation adjustments	(1,974)	(10,459)	(4,157)	(7,275)
Comprehensive income	60,991	49,783	176,297	168,025
Comprehensive income/(loss) attributable to noncontrolling interests	67	381	(281)	856
Comprehensive income attributable to MAXIMUS	$60,924	$49,402	$176,578	$167,169

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,084	$349,245
Short-term investments	—	20,264
Accounts receivable — billed and billable, net of reserves of $6,560 and $4,285	525,882	357,613
Accounts receivable — unbilled	94,102	31,536
Income taxes receivable	693	5,979
Prepaid expenses and other current assets	47,617	43,995
Total current assets	739,378	808,632
Property and equipment, net	84,694	77,544
Capitalized software, net	30,761	22,429
Goodwill	583,703	399,882
Intangible assets, net	185,965	88,035
Deferred contract costs, net	22,477	14,380
Deferred compensation plan assets	33,114	34,305
Deferred income taxes	617	6,834
Other assets	10,197	9,959
Total assets	$1,690,906	$1,462,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$182,551	$114,378
Accrued compensation and benefits	103,990	95,555
Deferred revenue	40,951	51,182
Income taxes payable	5,109	4,438
Current portion of long-term debt and other borrowings	3,648	136
Other liabilities	20,450	11,760
Total current liabilities	356,699	277,449
Deferred revenue, less current portion	26,435	20,394
Deferred income taxes	44,769	26,377
Long-term debt	268	374
Deferred compensation plan liabilities, less current portion	34,689	33,497
Other liabilities	13,147	17,490
Total liabilities	476,007	375,581
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 63,811 and 64,371 shares issued and outstanding at June 30, 2019, and September 30, 2018, at stated amount, respectively	503,184	487,539
Accumulated other comprehensive loss	(41,110)	(36,953)
Retained earnings	752,370	633,281
Total MAXIMUS shareholders’ equity	1,214,444	1,083,867
Noncontrolling interests	455	2,552
Total equity	1,214,899	1,086,419
Total liabilities and equity	$1,690,906	$1,462,000

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018 (As adjusted - see Note 1)
Cash flows from operations:
Net income	$180,454	$175,300
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	34,588	39,902
Amortization of intangible assets	24,026	7,846
Deferred income taxes	11,196	8,874
Stock compensation expense	15,323	15,713
Change in assets and liabilities excluding acquired assets and liabilities:
Accounts receivable — billed and billable	(108,131)	(6,789)
Accounts receivable — unbilled	46,172	312
Prepaid expenses and other current assets	(2,933)	5,506
Deferred contract costs	(8,142)	2,240
Accounts payable and accrued liabilities	53,462	(23,696)
Accrued compensation and benefits	9,282	(15,835)
Deferred revenue	7,857	(25,728)
Income taxes	3,139	5,913
Other assets and liabilities	(2,582)	(1,242)
Cash flows from operations	263,711	188,316
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(39,033)	(21,552)
Acquisitions	(422,049)	(157)
Short-term investments	19,996	(19,996)
Other	380	1,198
Cash used in investing activities	(440,706)	(40,507)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(47,936)	(8,801)
Purchases of MAXIMUS common stock	(46,068)	(61,987)
Tax withholding related to RSU vesting	(8,915)	(8,529)
Borrowings	320,048	134,683
Repayment of credit facility and other long-term debt	(316,597)	(134,786)
Other	(133)	(4,058)
Cash used in financing activities	(99,601)	(83,478)
Effect of exchange rate changes on cash and cash equivalents	(994)	(1,714)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(277,590)	62,617
Cash, cash equivalents and restricted cash, beginning of period	356,559	179,727
Cash, cash equivalents and restricted cash, end of period	$78,969	$242,344

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2019	63,811	$498,269	$(39,136)	$705,824	$2,624	$1,167,581
Net income	—	—	—	62,898	67	62,965
Foreign currency translation	—	—	(1,974)	—	—	(1,974)
Cash dividends	—	—	—	(15,953)	(2,452)	(18,405)
Dividends on RSUs	—	399	—	(399)	—	—
Stock compensation expense	—	5,419	—	—	—	5,419
Acquisition of part of noncontrolling interest	—	(903)	—	—	216	(687)
Balance at June 30, 2019	63,811	$503,184	$(41,110)	$752,370	$455	$1,214,899

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	180,735	(281)	180,454
Foreign currency translation	—	—	(4,157)	—	—	(4,157)
Cash dividends	—	—	—	(47,936)	(2,585)	(50,521)
Dividends on RSUs	—	1,225	—	(1,225)	—	—
Purchases of common stock	(716)	—	—	(45,414)	—	(45,414)
Stock compensation expense	—	15,323	—	—	—	15,323
RSUs vested	156	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	(903)	—	—	216	(687)
Balance at June 30, 2019	63,811	$503,184	$(41,110)	$752,370	$455	$1,214,899

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2018	65,243	$487,385	$(24,435)	$599,630	$3,748	$1,066,328
Net income	—	—	—	59,861	381	60,242
Foreign currency translation	—	—	(10,459)	—	—	(10,459)
Cash dividends	—	—	—	(2,936)	(241)	(3,177)
Dividends on RSUs	—	78	—	(78)	—	—
Purchases of common stock	(995)	—	—	(61,576)	—	(61,576)
Stock compensation expense	—	4,389	—	—	—	4,389
Balance at June 30, 2018	64,248	$491,852	$(34,894)	$594,901	$3,888	$1,055,747

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	174,444	856	175,300
Foreign currency translation	—	—	(7,275)	—	—	(7,275)
Cash dividends	—	—	—	(8,801)	(2,370)	(11,171)
Dividends on RSUs	—	240	—	(240)	—	—
Purchases of common stock	(1,012)	—	—	(62,614)	—	(62,614)
Stock compensation expense	—	15,713	—	—	—	15,713
Tax withholding related to RSU vesting	—	183	—	—	—	183
RSUs vested	123	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	124	—	—	(281)	(157)
Balance at June 30, 2018	64,248	$491,852	$(34,894)	$594,901	$3,888	$1,055,747

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2019 and 2018

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain financial results have been reclassified to conform with our current period presentation.
•Our consolidated statement of cash flows for the nine months ended June 30, 2018, includes a reclassification to reflect the effect of new accounting guidance.
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
Changes in financial reporting
Segments
As previously reported, effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based on the way that management intends to allocate resources, manage performance and evaluate results. This reorganization of segments responds to recent changes in the markets in which we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Our results for the three and nine months ended June 30, 2018, were recast to conform with these new segments. See "Note 2. Segment Information" for more details of this change.
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

The table below shows the effects of the adoption of Topic 606 on our consolidated statement of operations for the three and nine months ended June 30, 2019.

	Three months ended June 30, 2019			Nine months ended June 30, 2019
(dollars in thousands)	Balance under previous accounting guidance	Adjustments due to adoption of new standard	Balance as reported	Balance under previous accounting guidance	Adjustments due to adoption of new standard	Balance as reported
Revenue	$728,420	$2,290	$730,710	$2,127,792	$4,057	$2,131,849

Income before income taxes	81,440	2,290	83,730	235,908	4,057	239,965
Provision for income taxes	20,031	734	20,765	58,008	1,503	59,511
Net income	61,409	1,556	62,965	177,900	2,554	180,454
(Loss)/income attributable to noncontrolling interests	(91)	158	67	(929)	648	(281)
Net income attributable to MAXIMUS	$61,500	$1,398	$62,898	$178,829	$1,906	$180,735

The effect on our balance sheet would have been as follows:

(dollars in thousands)	Balance at June 30, 2019 under previous accounting guidance	Adjustments due to adoption of new standard	Balance at June 30, 2019 as reported
Assets
Accounts receivable - unbilled	$56,341	$37,761	$94,102
Deferred income taxes	7,199	(6,582)	617
Liabilities and shareholders' equity
Deferred revenue - current	53,032	(12,081)	40,951
Deferred income taxes - long-term	37,195	7,574	44,769
Common stock	501,983	1,201	503,184
Accumulated other comprehensive loss	(40,112)	(998)	(41,110)
Retained earnings	716,887	35,483	752,370
Noncontrolling interests	455	—	455

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
Accordingly, we have presented our consolidated statement of cash flows using the new rules for all periods shown. Our balances for cash, cash equivalents and restricted cash are as follows:

	Balance as of
(dollars in thousands)	June 30, 2019	September 30, 2018	June 30, 2018	September 30, 2017
Cash and cash equivalents	$71,084	$349,245	$229,021	$166,252
Restricted cash (recorded within "other current assets")	7,885	7,314	13,323	13,475
Cash, cash equivalents and restricted cash	$78,969	$356,559	$242,344	$179,727

Consolidated Statements of Changes in Shareholders' Equity
In August 2018, the United States Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement. The amendments became effective on November 5, 2018, and did not have a material effect on the Company's consolidated financial statements for fiscal year 2019. We adopted these changes to the Consolidated Statements of Changes in Shareholders’ Equity during this current year.

2. Segment Information
The table below provides certain financial information for each of our business segments.
As noted in "Note 1. Organization and Basis of Presentation," we made changes to our business segments in fiscal year 2019. Accordingly, the comparative results shown for the three and nine months ended June 30, 2018, are presented differently from those shown in previous filings.
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
•Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessment services, as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.
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

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
Revenue:
U.S. Health & Human Services	$291,132		$314,477		$876,082		$924,967
U.S. Federal Services	292,295		112,226		799,018		361,536
Outside the U.S.	147,283		171,152		456,749		547,287
Total	$730,710		$597,855		$2,131,849		$1,833,790
Gross profit:
U.S. Health & Human Services	$86,664	29.8%	$101,425	32.3%	$260,955	29.8%	$272,242	29.4%
U.S. Federal Services	66,803	22.9%	32,276	28.8%	175,484	22.0%	93,008	25.7%
Outside the U.S.	20,780	14.1%	20,983	12.3%	66,495	14.6%	90,197	16.5%
Total	$174,247	23.8%	$154,684	25.9%	$502,934	23.6%	$455,447	24.8%
Selling, general & administrative expense:
U.S. Health & Human Services	$32,414	11.1%	$34,382	10.9%	$93,953	10.7%	$105,803	11.4%
U.S. Federal Services	32,896	11.3%	17,399	15.5%	90,632	11.3%	51,587	14.3%
Outside the U.S.	15,791	10.7%	16,775	9.8%	52,591	11.5%	53,284	9.7%
Restructuring costs	—	NM	—	NM	—	NM	2,320	NM
Other	503	NM	1,032	NM	2,201	NM	1,032	NM
Total	$81,604	11.2%	$69,588	11.6%	$239,377	11.2%	$214,026	11.7%
Operating income:
U.S. Health & Human Services	$54,250	18.6%	$67,043	21.3%	$167,002	19.1%	$166,439	18.0%
U.S. Federal Services	33,907	11.6%	14,877	13.3%	84,852	10.6%	41,421	11.5%
Outside the U.S.	4,989	3.4%	4,208	2.5%	13,904	3.0%	36,913	6.7%
Amortization of intangible assets	(9,049)	NM	(2,525)	NM	(24,026)	NM	(7,846)	NM
Restructuring costs (2)	—	NM	—	NM	—	NM	(2,320)	NM
Other (3)	(503)	NM	(1,032)	NM	(2,201)	NM	(1,032)	NM
Total	$83,594	11.4%	$82,571	13.8%	$239,531	11.2%	$233,575	12.7%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) During fiscal year 2018, we incurred costs in restructuring our United Kingdom business.
(3) Other selling, general & administrative expenses includes credits and costs not directly allocated to a particular segment. In the nine month periods ended June 30, 2019, these include $2.7 million of costs directly related to the acquisition of the citizen engagement centers business. Refer to "Note 5. Acquisition of Citizen Engagement Centers Business" for more details.

Identifiable assets for the segments are shown below (in thousands):

	June 30, 2019	September 30, 2018
U.S. Health & Human Services	$456,293	$442,063
U.S. Federal Services	877,263	375,807
Outside the U.S.	212,959	184,872
Corporate	144,391	459,258
Total	$1,690,906	$1,462,000

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
By operating segment and service

(dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Program administration	$212,638	$651,343
Assessments and appeals	35,657	106,209
Workforce and children services	29,146	76,947
Other	13,691	41,583
Total U.S. Health and Human Services	291,132	876,082

Program administration	204,622	554,739
Technology solutions	39,994	116,870
Assessments and appeals	47,679	127,409
Total U.S. Federal Services	292,295	799,018

Workforce and children services	65,819	208,856
Assessments and appeals	62,152	192,233
Program administration	16,767	48,009
Other	2,545	7,651
Total Outside the U.S.	147,283	456,749

Total revenue	$730,710	$2,131,849

By contract type

(dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Performance-based	$260,052	$834,531
Cost-plus	282,795	756,227
Fixed price	142,940	429,962
Time and materials	44,923	111,129
Total revenue	$730,710	$2,131,849

By customer type

(dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
New York State government agencies	$90,295	$271,865
Other U.S. state government agencies	204,272	601,044
Total U.S. state government agencies	294,567	872,909

United States Federal Government agencies	276,294	745,195
International government agencies	136,848	425,921
Other, including local municipalities and commercial customers	23,001	87,824
Total revenue	$730,710	$2,131,849

By geography

(dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
United States of America	$583,428	$1,675,101
United Kingdom	72,265	224,017
Australia	48,744	153,114
Rest of world	26,273	79,617
Total revenue	$730,710	$2,131,849

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
During the nine months ended June 30, 2019, we recognized revenue of $35.0 million included in our deferred revenue balances at September 30, 2018. During the three months ended June 30, 2019, we recognized $23.2 million included in our deferred revenue at March 31, 2019.
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
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In the nine months ended June 30, 2019, our revenue included a reduction of $10.3 million from changes in estimates.
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
Since September 30, 2018, we have deferred $13.0 million of costs. During the three and nine months ended June 30, 2019, we amortized $1.9 million and $4.7 million of deferred contract costs. This amortization was recorded within our "cost of revenue" on our consolidated statement of operations.
Remaining performance obligations
At June 30, 2019, we had approximately $355 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 55% of this balance within the next twelve months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2019	2018	2019	2018
Basic weighted average shares outstanding	64,405	65,630	64,534	65,777
Dilutive effect of unvested RSUs	354	295	266	354
Denominator for diluted earnings per share	64,759	65,925	64,800	66,131

5. Acquisition of Citizen Engagement Centers Business
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. The assets acquired included existing contracts, contractual relationships and bids for contracts submitted prior to the acquisition date, as well as interests in leased properties, fixed assets, working capital and intangible assets. This acquisition strengthens our position in the administration of federal government programs. This business has been integrated into our U.S. Federal Services Segment. The contract provides for a purchase price of $400.0 million adjusted for the net working capital in excess of or less than an agreed upon target representing an estimate of normalized net working capital. The estimated working capital balance at November 16, 2018, was higher than this estimate and, accordingly, we incurred a purchase price of $430.7 million. We paid $421.8 million in November 2018 and the remaining balance in July 2019. To fund the acquisition, we utilized $150 million of borrowings from our credit facility with the balance from our cash on our balance sheet.
As part of the acquisition, we incurred acquisition-related expenses, including legal, accounting and other consultant services. During the fiscal year ended September 30, 2018, we incurred $0.5 million of such costs; during the nine months ended June 30, 2019, we incurred an additional $2.7 million. We also incurred additional investing cash outflows of $4.5 million from the acquisition of software licenses needed for newly-acquired employees.
We considered this transaction to be an acquisition of a business. We have completed our valuation of most of the assets acquired and liabilities assumed but our assessment of the unbilled accounts receivable balance remains open at this time. We will complete our valuation by September 30, 2019. Our current estimate of the allocation of the purchase price, updated from March 31, 2019, is shown below.

(dollars in thousands)	Estimated purchase price allocation at March 31, 2019	Adjustments	Estimated purchase price allocation at June 30, 2019
Cash consideration	$430,573	$126	$430,699

Billed and unbilled receivables	141,869	296	142,165
Property and equipment	6,454	2,520	8,974
Other assets	4,093	415	4,508
Intangible assets	122,300	—	122,300
Total identifiable assets acquired	274,716	3,231	277,947
Accounts payable and other liabilities	32,205	(343)	31,862
Net identifiable assets acquired	242,511	3,574	246,085
Goodwill	188,062	(3,448)	184,614
Net assets acquired	$430,573	$126	$430,699

The fair value of the goodwill is estimated to be $184.6 million. This goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.

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

The contribution of the acquired business for the three and nine months ended June 30, 2019, is shown below. Given the integration of the acquired business into our cost structure, it is impracticable to calculate the effect of the acquisition on operating income.

	Acquisition Contribution for
(dollars in thousands)	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Revenue	$163,381	$440,647
Gross profit	31,943	83,563

The following table presents certain results for the three and nine months ended June 30, 2019 and 2018, as though the acquisition had occurred on October 1, 2017. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs and include estimates of interest expense, as well as corresponding changes in our tax charge. This pro forma information is presented for information only. For example, this pro forma information does not include any of our anticipated synergies but does include, for each of the three and nine month periods shown, charges of $4.6 million and $13.9 million, respectively, related to the amortization of the U.S. Census customer relationship intangible asset. Although the U.S. Census contract commenced prior to October 1, 2017, most of the benefit will be recorded in fiscal year 2020. For these and other reasons, this pro forma information is not necessarily indicative of the results if the acquisition had taken place on that date.

	Pro forma results for the three months ended June 30,		Pro forma results for the nine months ended June 30,
(dollars in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$730,710	$731,755	$2,230,278	$2,324,478
Net income	62,965	56,886	183,927	176,877
Basic earnings per share attributable to MAXIMUS	0.98	0.86	2.85	2.68
Diluted earnings per share attributed to MAXIMUS	0.97	0.86	2.84	2.66

Changes in goodwill for the nine months ended June 30, 2019, were as follows:

(dollars in thousands)	U.S. Health & Human Services	U.S. Federal Services	Outside the United States	Total
Balance as of September 30, 2018	$139,588	$228,148	$32,146	$399,882
Estimated effect of the acquisition of citizen engagement centers business	19,703	162,465	2,446	184,614
Foreign currency translation	—	—	(793)	(793)
Balance as of June 30, 2019	$159,291	$390,613	$33,799	$583,703
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

There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets:

	As of June 30, 2019			As of September 30, 2018
(dollars in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$248,324	$63,684	$184,640	$129,113	$42,683	$86,430
Technology based intangible assets	5,680	4,385	1,295	5,750	4,212	1,538
Trademarks and trade names	4,489	4,459	30	4,496	4,429	67
Total	$258,493	$72,528	$185,965	$139,359	$51,324	$88,035
As of June 30, 2019, our intangible assets have a weighted average remaining life of 9.1 years, comprising 9.2 years for customer contracts and relationships, 4.3 years for technology-based intangible assets, and 0.6 years for trademarks and trade names. The estimated future amortization expense for the remainder of the current fiscal year and the future fiscal years for the intangible assets held by the Company as of June 30, 2019, is as follows (in thousands):

Nine months ended September 30, 2019	$8,984
2020	35,279
2021	18,230
2022	15,857
2023	15,760

6. Income Tax

Our effective income tax rate was 24.8% for both the three and nine months ended June 30, 2019, and 28.9% and 26.1% for the comparable prior year periods, respectively.
Our results for the three and nine months ended June 30, 2018, included the estimated effects of the Tax Cuts and Jobs Act (the Act), which was signed on December 22, 2017, and was effective from January 1, 2018. We recorded a one-time "toll tax" on our undistributed and previously untaxed earnings in foreign locations of approximately $9.5 million and a one-time benefit from the reduction of our deferred tax liabilities of $10.6 million. We completed our analysis of these items in the first quarter of fiscal year 2019.
During the nine months ended June 30, 2019 and 2018, we made income tax payments of $45.9 million and $48.1 million, respectively.

7. Supplemental Disclosures
Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. During the nine months ended June 30, 2019, we purchased 0.7 million of our common shares at a cost of $45.4 million. During the nine months ended June 30, 2018, we acquired approximately 1.0 million common shares at a cost of $62.6 million. At June 30, 2019, $147.4 million remained available for future stock purchases.
During the nine months ended June 30, 2019, we granted 355,000 restricted stock units to our board of directors and employees. These awards will vest ratably over one and five years, respectively.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in the Consolidated Statement of Operations. At June 30, 2019, the deferred compensation plan held $20.7 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before June 30, 2019.
As noted above, we utilized our credit facility in November 2018 to fund part of the citizen engagement centers acquisition. During the nine months ended June 30, 2019 and 2018, we made interest payments of $2.3 million and less than $0.1 million, respectively. At June 30, 2019, we had no outstanding borrowings on the facility.
Litigation
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, our motion to dismiss the case was granted, and the case was dismissed. In October 2018, the plaintiffs filed a notice of appeal to the U.S. Circuit Court for the Fourth Circuit. In June 2019, the appeals court affirmed the decision of the District Court, and the matter has concluded.
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

8. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet. The standard also requires additional quantitative and qualitative disclosures that provide the amount, timing and uncertainty of cash flows relating to lease arrangements. Additionally, the modified retrospective adoption approach provides practical expedients related to leases that commenced prior to the effective date and allows the use of hindsight when evaluating lease options. Further, in July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842), Targeted Improvements, which provided an alternative transition method permitting the recognition of a cumulative adjustment to the balance sheet on the date of adoption rather than restating comparative periods in transition.

This standard is effective for us on October 1, 2019. We will adopt this standard using a modified retrospective approach while recording a cumulative adjustment to the balance sheet. We plan to elect the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. We plan to also elect the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we plan to elect the optional transition method, which allows us to recognize a cumulative adjustment to the balance sheet at the date of adoption and to not recast our comparative periods. We do not plan to elect the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.

We continue to work towards the adoption of the standard including an evaluation of our existing lease portfolio, designing and implementing internal controls over both the implementation of the change and the ongoing transactions and the implementation of a new software solution. We expect the adoption of the standard to have a significant effect on our balance sheet but less effect on our other consolidated financial statements. We do not anticipate that the standard will affect our compliance with our existing contracts, including our credit facility.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. We are required to adopt this guidance on October 1, 2020. The guidance may be adopted early and we may adopt using either a prospective or retroactive methodology. We are currently assessing the future impact of this update on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. We will adopt this guidance on October 1, 2020 and any changes will be recorded as a cumulative adjustment to retained earnings. We are still assessing the effect of this standard on our financial statements.

Other recent accounting pronouncements are not expected to have a material effect on our financial statements.

9. Subsequent Events
On July 5, 2019, our Board of Directors declared a quarterly cash dividend of $0.25 for each share of our common stock outstanding. The dividend is payable on August 30, 2019, to shareholders of record on August 15, 2019. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $16 million.

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
Most of our business depends upon government demand for our support services, their propensity to outsource and their procurement processes. These may be affected, both positively and detrimentally, by changes in administrations, the balance of power within a coalition government or legislative body, by the relative priorities of a government and the processes followed by a government in tendering, procuring and awarding contracts.
We believe the ongoing demand for our services, driven by demographic, economic and legislative trends, coupled with our strong position within our industry, will continue to foster future growth. Our long-term growth thesis is based on the following factors:
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
•We have a portfolio target operating profit margin that ranges between 10% and 15% with high cash conversion, a healthy balance sheet and a $400 million credit facility. Our financial flexibility allows us to fund investments in the business, complete strategic acquisitions to further supplement our core capabilities and seek new adjacent platforms. We believe that our financial strength offers government clients reliability and dependability that we can deliver on program objectives and achieve contractual targets.
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

Financial Overview
Since October 1, 2018, we operated our business through three segments, U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. The results for each of these segments for the three and nine months ended June 30, 2019, compared to the comparative periods in fiscal year 2018, were affected by different factors.
•Our U.S. Health & Human Services Segment reported a decline in revenue and gross profit. This segment has been affected by a number of contract rebids and extensions which have resulted in lower revenues in the near term. In addition, the three month period ended June 30, 2018 included out of period revenue which caused unusual fluctuations in revenue, profit and profit margins.
•Our U.S. Federal Services Segment reported revenue growth driven by the acquisition of the citizen engagement centers business which contributed $163.4 million and $440.6 million in revenue in the three and nine months ended June 30, 2019, respectively. Organic revenues in the three months ended June 30, 2019 received the benefit of new work, partially offsetting declines from the first half of the year.
•Our Outside the U.S. Segment reported declines in revenue and profit due primarily to expected declines in our welfare-to-work business in Australia and the United Kingdom, including the Work Programme and Work Choice contracts in the United Kingdom that ended. This segment also includes some discretionary spending which is passed across to the customer with no added margin, resulting in diluted profit margins. We were also affected by declines in the value of local currencies against the United States Dollar, resulting in reduced revenues and profits.
Other effects of the citizen engagement centers acquisition on our U.S. Federal Services Segment for the nine months ended June 30, 2019, are listed below.
•In addition to an initial payment of $421.8 million to acquire the business, the increase in our workforce required significant additional investment in software licenses resulting in an increase of $4.5 million in property and equipment and a corresponding investing cash outflow. We agreed the purchase price in July 2019 and made a final payment of $8.9 million.
•We closed the transaction using existing cash balances and borrowed funds of $150 million. This resulted in an increase in interest expense and a decline in our interest income.
•Our cash flows from operations received the benefits of the increased business. At the acquisition date, the business was in a seasonally high period of the year and, accordingly, had higher than average receivables from customers. In addition, the payroll obligation was lower than that at quarter end.
•Although our administrative cost base has grown to cover the needs of supporting a larger organization, our existing cost base is being spread across a larger revenue base. As our general and administrative costs are allocated to our operating segments, the acquisition is providing a benefit to our profit margins in all of our segments. We estimate that the full fiscal year benefit to operating margin will be approximately 1.25% in our U.S. Health and Human Services Segment and approximately 0.5% in our Outside the U.S. Segment.
•We incurred acquisition-related expenses of $2.7 million. These costs represent the incremental costs incurred in completing the transaction, including legal and advisory costs, integration expenses, valuation services and other consultancy costs.
•We recorded amortization for intangible assets acquired of $6.8 million and $16.9 million for the three and nine months ended June 30, 2019, respectively. We anticipate a full fiscal year expense of approximately $23.7 million related to the acquisition for fiscal year 2019.
Our Outside the U.S. Segment was affected by declines in the value of local currencies against the United States Dollar, resulting in reduced revenues and profits.
On October 1, 2018, we adopted the requirements of the Financial Accounting Standards Board's Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which changed the manner in which we recognize revenue on contracts with our customers. The adoption of this new standard resulted in a catch-up of revenue and net income attributable to our shareholders of $47.2 million and $32.9 million, respectively, which was recorded in retained earnings as of October 1, 2018. If we had applied our previous accounting policies in the current period, our revenue for the three and nine months ended June 30, 2019, would have been lower by approximately $2.3 million and $4.1 million, respectively.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Revenue	$730,710	$597,855	$2,131,849	$1,833,790
Cost of revenue	556,463	443,171	1,628,915	1,378,343
Gross profit	174,247	154,684	502,934	455,447
Gross profit percentage	23.8%	25.9%	23.6%	24.8%
Selling, general and administrative expenses	81,604	69,588	239,377	214,026
Selling, general and administrative expense as a percentage of revenue	11.2%	11.6%	11.2%	11.7%
Amortization of intangible assets	9,049	2,525	24,026	7,846
Operating income	83,594	82,571	239,531	233,575
Operating margin	11.4%	13.8%	11.2%	12.7%
Interest expense	420	85	2,614	410
Other income, net	556	2,249	3,048	3,928
Income before income taxes	83,730	84,735	239,965	237,093
Provision for income taxes	20,765	24,493	59,511	61,793
Effective income tax rate	24.8%	28.9%	24.8%	26.1%
Net income	62,965	60,242	180,454	175,300
Income/(loss) attributable to noncontrolling interests	67	381	(281)	856
Net income attributable to MAXIMUS	$62,898	$59,861	$180,735	$174,444
Basic earnings per share attributable to MAXIMUS	$0.98	$0.91	$2.80	$2.65
Diluted earnings per share attributable to MAXIMUS	$0.97	$0.91	$2.79	$2.64
As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$597,855		$443,171		$154,684
Organic effect	(21,394)	(3.6)%	(10,382)	(2.3)%	(11,012)	(7.1)%
Acquired growth	163,381	27.3%	131,438	29.7%	31,943	20.7%
Currency effect compared to the prior period	(9,132)	(1.5)%	(7,764)	(1.8)%	(1,368)	(0.9)%
Balance for respective period in fiscal year 2019	$730,710	22.2%	$556,463	25.6%	$174,247	12.6%

Revenue and cost of revenue for the three months ended June 30, 2019, increased compared to the same period in fiscal year 2018, driven by the citizen engagement centers business acquisition. This was offset by organic revenue declines and the detrimental effects of currency fluctuations in our Outside the U.S. Segment. The factors driving these changes are discussed in more detail below.

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
We operate in a number of locations where the functional currency is not the U.S. Dollar. During the three months ended June 30, 2019, the value of all of these currencies was lower than in the comparative period in fiscal year 2018. This had a negative impact on revenue and costs.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$1,833,790		$1,378,343		$455,447
Organic effect	(114,417)	(6.2)%	(82,315)	(6.0)%	(32,102)	(7.0)%
Acquired growth	440,647	24.0%	357,084	25.9%	83,563	18.3%
Currency effect compared to the prior period	(28,171)	(1.5)%	(24,197)	(1.8)%	(3,974)	(0.9)%
Balance for respective period in fiscal year 2019	$2,131,849	16.3%	$1,628,915	18.2%	$502,934	10.4%

The factors impacting revenue and cost of revenue for the nine months ended June 30, 2019, are similar to those affecting the three month period.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent, rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. Our SG&A expense has increased year-over-year due primarily to the acquisition of the citizen engagement centers business, which has added an additional level of infrastructure as well as approximately $2.7 million of one-time expenses directly related to the transaction. In the first quarter of the current fiscal year, we introduced an early retirement program for employees that met certain criteria. As a result, severance payments in the nine months ended June 30, 2019, were unusually high and raised SG&A by approximately $4 million.
Our results for the nine months ended June 30, 2019, include $16.9 million of amortization from assets acquired with the citizen engagement centers business.
Our interest expense is primarily driven by borrowings from our credit facility. In November 2018, we borrowed $150.0 million to partially fund the acquisition of the citizen engagement centers business, which was fully repaid in the third quarter of this fiscal year.
Our effective tax rate for the nine months ended June 30, 2019, was 24.8%, compared to 26.1% in the same period in fiscal year 2018. Our results in fiscal year 2019 benefited from the effects of the Tax Cuts and Jobs Act (the Act), which reduced the U.S. federal income tax rate to 21%. We recognized the effects of the Act during fiscal year 2018, specifically the re-measurement of our deferred tax assets and liabilities as well as impact of the one-time "toll tax" on the undistributed, non-previously taxed foreign earnings of our subsidiaries, resulting in a net benefit of approximately $1.1 million. We have completed our analysis of these items and have not recorded any adjustments in this period.
Our effective income tax rate for fiscal year 2019 is projected to be approximately 25%.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$291,132	$314,477	$876,082	$924,967
Cost of revenue	204,468	213,052	615,127	652,725
Gross profit	86,664	101,425	260,955	272,242
Operating income	54,250	67,043	167,002	166,439
Gross profit percentage	29.8%	32.3%	29.8%	29.4%
Operating margin percentage	18.6%	21.3%	19.1%	18.0%

Our revenue and cost of revenue for the three month period ended June 30, 2019, decreased 7.4% and 4.0%, respectively, compared to the same period in fiscal year 2018. Our revenue and cost of revenue for the nine month period ended June 30, 2019, decreased by 5.3% and 5.8%, respectively, compared to the same period in fiscal year 2018. All movements were organic.
The declines in fiscal year 2019 compared to the prior year are principally driven by two factors.
•Revenue was tempered from contracts that were rebid or extended over the past year. It is not unusual that during a rebid or sole-source extension of a contract, we negotiate a revenue reduction in order to retain the business. This may be short-term and, over the life of the contract, we strive to improve revenue and profit through scope increases and operating efficiencies. These actions, as well as several new work opportunities, should result in organic growth in fiscal year 2020.
•Our revenue and profit during the three months ended June 30, 2018, include approximately $13.7 million related to change orders. On a number of contracts, we had agreed to contract amendments and scope changes but delays in signing these agreements had resulted in us working at risk and being precluded from recognizing revenue. Accordingly, our results in the comparable quarter received a significant benefit; if the contract amendments had been signed prior to the work being performed, our gross and operating profit margins would have been 29.2% and 17.7%, respectively.
We anticipate operating margin for the segment will be between 18% and 19% for fiscal year 2019.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$292,295	$112,226	$799,018	$361,536
Cost of revenue	225,492	79,950	623,534	268,528
Gross profit	66,803	32,276	175,484	93,008
Operating income	33,907	14,877	84,852	41,421
Gross profit percentage	22.9%	28.8%	22.0%	25.7%
Operating margin percentage	11.6%	13.3%	10.6%	11.5%

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$112,226		$79,950		$32,276
Organic effect	16,688	14.9%	14,104	17.6%	2,584	8.0%
Acquired growth	163,381	145.6%	131,438	164.4%	31,943	99.0%
Balance for respective period in fiscal year 2019	$292,295	160.5%	$225,492	182.0%	$66,803	107.0%

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$361,536		$268,528		$93,008
Organic effect	(3,165)	(0.9)%	(2,078)	(0.8)%	(1,087)	(1.2)%
Acquired growth	440,647	121.9%	357,084	133.0%	83,563	89.8%
Balance for respective period in fiscal year 2019	$799,018	121.0%	$623,534	132.2%	$175,484	88.7%

Growth was driven by the citizen engagement centers business, which was acquired on November 16, 2018. The two largest acquired contracts which are cost-plus arrangements and, accordingly, the profit margin is lower than the existing business which includes fixed fee and transaction-based work. We anticipate that operating margin will be between 10% and 11% for the full fiscal year.
One of the contracts noted above covers the operation of the United States Decennial Census under the contract Census Questionnaire Assistance 2020 (CQA). The CQA contract is ramping slower than expected but the Company expects no material change to its expected revenue over the life of the contract. The contract continues through June 2021 and we do not anticipate a material amount of revenue in fiscal year 2021. These estimates are based upon our expectations of the contract at this time which may change through contract performance or changes to the contract.
Our organic business for the nine months ended June 30, 2019, has declined slightly against the comparative period. This was caused primarily by:
•The anticipated ending of certain contracts;
•The rebid of contracts acquired in 2015 under the small business rules which we were not eligible to rebid for; and
•The absence of some short-term disaster relief work which had improved our results in fiscal year 2018.
Our organic growth for the three months ended June 30, 2019, received the benefit of a number of new contracts, including an arrangement with the Universal Service Administrative Company (USAC) administering the E-rate program.

Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the United States, including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia (BC) and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Revenue	$147,283	$171,152	$456,749	$547,287
Cost of revenue	126,503	150,169	390,254	457,090
Gross profit	20,780	20,983	66,495	90,197
Operating income	4,989	4,208	13,904	36,913
Gross profit percentage	14.1%	12.3%	14.6%	16.5%
Operating margin percentage	3.4%	2.5%	3.0%	6.7%

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$171,152		$150,169		$20,983
Organic effect	(14,737)	(8.6)%	(15,902)	(10.6)%	1,165	5.6%
Currency effect compared to the prior period	(9,132)	(5.3)%	(7,764)	(5.2)%	(1,368)	(6.5)%
Balance for respective period in fiscal year 2019	$147,283	(13.9)%	$126,503	(15.8)%	$20,780	(1.0)%

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for respective period in fiscal year 2018	$547,287		$457,090		$90,197
Organic effect	(62,367)	(11.4)%	(42,639)	(9.3)%	(19,728)	(21.9)%
Currency effect compared to the prior period	(28,171)	(5.1)%	(24,197)	(5.3)%	(3,974)	(4.4)%
Balance for respective period in fiscal year 2019	$456,749	(16.5)%	$390,254	(14.6)%	$66,495	(26.3)%

Our revenue for the three month period ended June 30, 2019, decreased by 14% compared to the same period in fiscal year 2018. On a constant currency basis revenue decreased by 8.6%. Cost of revenue decreased by 16% compared to the same period in fiscal year 2018.
In fiscal year 2019, the Work Programme and Work Choice Programme contracts in the United Kingdom are ending. As a result, revenue from these contracts was expected to be lower in fiscal year 2019 by approximately $35 million compared to fiscal year 2018. These contracts have been replaced by new programs and smaller contracts that were devolved to the local authorities. In fiscal year 2018, we began operations in Wales, East London and Scotland to provide health and employment services to vulnerable populations with disabilities and complex health conditions. The contracts are progressing towards profitability but remain unfavorable in the near-term, and in aggregate, we now expect them to break even during fiscal year 2020. Our results in the third quarter of fiscal year 2018 included a charge of approximately $1.3 million related to the termination of the United Kingdom Fit for Work contract.
During the third quarter, the segment was also unfavorably impacted by the discontinuation of a component of a Canadian contract as the client considers a new approach. This work was highly accretive and, accordingly, we anticipate an operating margin of approximately 3% for this segment for the full fiscal year.

Our results for the three months ended June 30, 2018, received the benefit of a change order which was signed in the period after much of the work had been completed. This resulted in a benefit to revenue and profit of approximately $1.8 million.

The continued strength of the United States Dollar against the currencies in which we do business outside the U.S. has resulted in significant year-over-year declines in our revenue and costs.

Approximately half of our revenue within the Outside the U.S. Segment is generated through contracts within the United Kingdom, most of which are with government agencies. As such, we are closely monitoring developments as the United Kingdom Government negotiates a withdrawal from the European Union. We do not anticipate the withdrawal to have a material direct effect on our business in the United Kingdom due to the nature of our customer base and the absence of cross-border operations. However, regardless of the nature and timing of the withdrawal, the uncertainty over the process and the eventual outcome is affecting us indirectly. We anticipate we will continue to be subject to political risks, as legislative priorities may change, the economic risks from the pre- and post-withdrawal environment, and we may, along with other businesses, experience difficulty in recruiting and retaining employees.
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

To supplement our operating cash flows, we maintain and utilize our credit facility which allows us to borrow up to $400 million, subject to standard covenants. In November 2018, we utilized $150 million of borrowing to acquire the citizen engagement centers business, with the balance from existing cash balances. We have since repaid this balance in full. Our international locations have access to borrowing facilities which they may use to cover short-term working capital needs.
Our priorities for cash utilization are to actively pursue new growth opportunities, to maintain our quarterly dividend program and, where opportunities arise, to make purchases of our own shares.
We have no requirement to remit funds from our foreign locations back to the United States. However, where remitting these funds is possible and can be performed in a tax-efficient manner, we will do so. With the passage of the Tax Cuts and Jobs Act in the United States, we are able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to make funds available for investment, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. Where we are unable to remit funds without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States. At June 30, 2019, we held $37.9 million in cash or cash equivalents held in foreign locations in local currencies.
Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2019 and 2018.

	Nine Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by/(used in):
Operations	$263,711	$188,316
Investing activities	(440,706)	(40,507)
Financing activities	(99,601)	(83,478)
Effect of exchange rate changes on cash and cash equivalents	(994)	(1,714)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(277,590)	$62,617

The largest single driver of our cash flow growth has been our acquisition of the citizen engagement centers business, which has increased both our cash collections from customers and our cash payments to vendors.
Our Days Sales Outstanding (DSO) at June 30, 2019, were 77 days; the balance at September 30, 2018, was 63 days. Our DSO calculation now includes unbilled balances due to the adoption of ASC 606. Absent this effect, our DSO would have been 73 days. Our receivable balances at June 30, 2019, include receivables from our Census contract, which is undergoing a quick ramp-up to prepare for activities, and, accordingly, will continue to experience growing receivable balances. We use DSO to evaluate our performance in collecting our receivable balances, both billed and unbilled. We have a target range for DSO of 65 to 80 days and in recent years, we have typically maintained the lower end of this range.
Cash used in investing activities for the nine months ended June 30, 2019, was $440.7 million compared to $40.5 million in the same period last year. This includes our initial payment of $421.8 million for the acquisition of the citizen engagement centers business. We made the final payment of $8.9 million in July 2019 following settlement of the working capital true-up. Our capital expenditures also included investments in infrastructure for our Census contract, as well as $4.5 million in one-time payments to cover software licenses required for employees joining us from the citizen engagement centers acquisition.
Cash used in financing activities in the nine months ended June 30, 2019, was $99.6 million, compared to $83.5 million in the comparative period. During the current year, we returned $94.0 million to our shareholders in the form of dividends and stock purchases; through the same period in fiscal year 2018, we returned $70.8 million. This includes the increase in our quarterly dividend from $0.045 to $0.25 per share.

To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(dollars in thousands)	2019	2018
Cash flows from operations	$263,711	$188,316
Purchases of property and equipment and capitalized software costs	(39,033)	(21,552)
Capital expenditure as a result of acquisition (1)	4,542	—
Free cash flow	$229,220	$166,764
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
During the nine months ended June 30, 2019, we made changes to the manner in which we recognize revenue. This has resulted in a need for additional estimates. For additional information, please see "Note 3. Revenue recognition" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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
As noted above, we have a $400 million credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement. Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs. The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations. Our credit facility requires us to calculate Adjusted EBITDA on a pro forma basis as though we had owned any acquired business for a full twelve month period prior to the acquisition. We have provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA as follows:

	Nine Months Ended June 30,		Trailing Twelve Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income attributable to MAXIMUS	$180,735	$174,444	$227,042	$227,773
Interest expense/(income), net	181	(2,132)	(278)	(2,392)
Provision of income taxes	59,511	61,793	76,111	85,203
Amortization of intangible assets	24,026	7,846	26,488	10,546
Stock compensation expense	15,323	15,713	19,848	21,256
Acquisition-related expenses	2,982	—	3,929	83
Adjusted EBITA	$282,758	$257,664	$353,140	$342,469
Depreciation and amortization of property, plant, equipment and capitalized software	34,588	39,902	46,570	52,255
Adjusted EBITDA	$317,346	$297,566	$399,710	$394,724
Additional adjusted EBITDA related to citizen engagement centers acquisition	6,695		11,131
Pro Forma Adjusted EBITDA	$324,041		$410,841

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At June 30, 2019, and September 30, 2018, we held net assets denominated in currencies other than the U.S. Dollar of $90.2 million and $100.3 million, respectively. Of these balances, cash and cash equivalents comprised $37.9 million and $46.4 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	June 30, 2019	September 30, 2018
Comprehensive income attributable to MAXIMUS	$(9,025)	$(10,030)
Net decrease in cash and cash equivalents	(3,789)	(4,640)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At June 30, 2019, the net value of these assets and liabilities was $79.6 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. Our interest rate for the revolving credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at June 30, 2019, was approximately 2.5%. We had no borrowings under the facility at June 30, 2019. The majority of our outstanding debt at June 2019 was comprised of short-term borrowings in foreign locations to cover short-term working capital needs. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure. In the event that longer-term borrowings were required or if the costs of borrowing became expensive, we would anticipate using our current cash balance to cover these obligations.

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
Securities class action lawsuit
In August 2017, the Company and certain officers were named as defendants in a putative class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia. The plaintiff alleged the defendants made a variety of materially false and misleading statements, or failed to disclose material information, concerning the status of the Company’s Health Assessment Advisory Service project for the U.K. Department for Work and Pensions from the period of October 20, 2014, through February 3, 2016. In August 2018, our motion to dismiss the case was granted, and the plaintiff appealed the case to the U.S. Circuit Court for the Fourth Circuit. In June 2019, the Circuit Court affirmed the decision of the District Court, and the matter has concluded.

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

Item 6.                       Exhibits.

Exhibit No.		Description

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.
_____________________________________________________
s Filed herewith.
❖ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: August 8, 2019	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)