Form 10-K
period 2019-09-30
MAXIMUS, INC.
filed 2019-11-26
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 29, 2019 was $4,470,336,229 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 63,979,497 shares of the registrant's Common Stock outstanding as of November 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be held on March 17, 2020, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

MAXIMUS, Inc.
Form 10-K
September 30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “opportunity,” “could,” “potential,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods.
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
•matters related to business we have disposed of or divested; and
•other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors."
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
General
We are a leading operator of government health and human services programs worldwide. We are a responsible and reliable contracting partner to governments under our mission of Helping Government Serve the People®. Governments rely on our financial stability and proven expertise in helping people connect and use critical government programs. We use our experience, business process management expertise, innovation and technology solutions to help government agencies run effective, efficient and accountable programs.
Our primary portfolio of work is tied to business process services (BPS) in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from the Affordable Care Act (ACA) in the United States and a growing footprint in clinical services including assessments, appeals and independent medical reviews in multiple geographies, as well as acquisitions in the United States and United Kingdom.
In 2018, the Company articulated a long-term growth strategy with three key tenets including a digital transformation embedded in its service offerings, an aim to increase its growing clinical services and a desire to seek strategic acquisitions as a means to set the platform for organic growth.
We believe that demographic and legislative trends will provide our industry with further opportunities for growth and that our strong reputation within this industry, based upon our market leadership, strong financial position and experience, will allow us to benefit from this growth.
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
•We have a total company portfolio target operating profit margin that ranges between 10% and 15% with high cash conversion, a healthy balance sheet and access to a $400 million credit facility. Our financial flexibility allows us to fund investments in the business, complete strategic acquisitions to further supplement our core capabilities and seek new adjacent platforms.
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, has provided increased scale, customer base and competitive advantages in our business with the United States Federal Government. Our primary clients are government agencies, with the majority at the national, state and provincial level. In the year ended September 30, 2019, approximately 40% of our total revenue was derived from U.S. State government agencies, 36% from agencies of the U.S. Federal Government, 19% from foreign government agencies and the balance from other sources including local municipalities and commercial customers.

Our business segments
Since October 1, 2018, we have operated our business through three segments, U.S. Health & Human Services, U.S. Federal Services and Outside the United States. We operate in the United States, Australia, United Kingdom, Canada, Saudi Arabia and Singapore.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets and related financial information for the 2019, 2018 and 2017 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K. All years have been presented using our current business segments.
U.S. Health and Human Services Segment
Our U.S. Health and Human Services Segment generated 41% of our total revenue in fiscal year 2019.
Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs including the ACA, Medicaid and the Children’s Health Insurance Program (CHIP). We also serve as administrators in state-based welfare-to-work and child support programs.
Approximately 75% of our revenue for this segment comes from our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
•Program eligibility support and enrollment services to help beneficiaries make the best choice for their health insurance coverage and improve their access to healthcare.
•Centralized multilingual customer contact centers and multichannel self-service options for easy enrollment.
•Application assistance and independent health plan enrollment counseling to beneficiaries.
•Beneficiary outreach, education, eligibility, enrollment and renewal services.
We are a leading player in many of the health program administration markets that we serve.
•We are the largest provider of Medicaid enrollment services in the U.S., serving approximately 70% of Medicaid beneficiaries enrolled in Medicaid managed care.
•We are a leading provider of CHIP services and state-based health insurance exchange operations.
Approximately 12% of the Segment’s revenue is from our independent appeals and assessments services primarily under Medicaid Long-Term Care. These services help governments engage with program recipients, while at the same time helping them improve the efficiency, cost effectiveness, quality and accountability of their health and disability benefits programs. These include independent disability, long-term sick and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews (PASRR). We are a leading provider of such services in the United States.
Approximately 9% of the Segment’s revenue is from workforce and child services programs.
Workforce services cover a number of attributes including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Child services include full and specialized child support case management services, customer contact center operations, and program and systems consulting services.
The rest of the Segment’s revenue is from specialized consulting services.
Payment for these services varies from contract to contract based upon factors such as the priorities of the customer and the willingness to share risks and rewards. Some contracts are performed on a cost-plus basis, where we receive revenue based upon the hours and costs incurred and which typically operate at lower margins. Most contracts include a level of performance-based compensation or a fixed fee, or a mixture of both with fees being based upon call volumes, populations served or appeals processed. Welfare-to-work programs typically incentivize us through payments to reward jobseekers finding sustained employment outcomes.

The Segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles.
During fiscal year 2019, we earned 31% of our segment revenues from the State of New York. A small number of large states comprise a significant share of this segment's revenue. In addition, even when our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. Federal Government in the form of cost-sharing arrangements with the states, as is the case with Medicaid.
U.S. Health and Human Services Market Environment
According to the Organization for Economic Cooperation and Development (OECD), healthcare spending in the U.S. has been growing faster than other OECD high-income countries in spite of efforts to control it. Johns Hopkins Bloomberg School of Public Health research found that overall, U.S. health spending increased at an average rate of 2.8% annually between 2000 and 2016, which is greater than the OECD median annual increase of 2.6%. During the same period, U.S. gross domestic product (GDP) per capita increased by only 0.9% annually, which means that healthcare continues to represent a larger share of GDP. According to the Peterson-Kaiser Health Systems Tracker, U.S. healthcare spending in 2017 totaled 17% of GDP, compared to just 11% for the comparable OECD country average.

We believe that effectively managing these costs, as well as improving quality and access to healthcare, is a major policy priority for governments. Governments seek efficient and cost-effective solutions to manage their public health benefit programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
In the U.S., as a result of Medicaid expansion and the ACA, more individuals are now eligible for health insurance coverage and there have been significant decreases in uninsured rates subsequent to the passage of the ACA. Over the last decade, many state Medicaid programs have also expanded managed care to new populations and new geographies that were historically served through fee-for-service Medicaid. More recently, some states are also seeking increased flexibility in the operations of their Medicaid programs via waivers requested through the Centers for Medicare & Medicaid Services. Some of these waivers include individual responsibility components such as beneficiary work requirements and co-pays for benefits. These waivers may create a more palatable path for additional states to contemplate new ways to operate their health benefit programs over the coming years. The issuance of waivers is contingent upon federal approval.
While the U.S. exceeds in health spending, its total spending looks more similar to comparable OECD countries when combined with other social services spending, such as human services, according to the Peterson-Kaiser Health System Tracker. Despite evidence that these social determinant programs could indirectly improve health, the U.S. spends less on non-health social services. The ACA connected health and human services by providing interest in preventative care, community needs and new forms of healthcare delivery and payment. This offers new opportunity to look thoughtfully at the integration of health and human services. By employing our strength in both health and human services, we are positioned to look closely at the impacts of social determinant of health and connection to additional services to address long-term health challenges with innovative and effective solutions. This however, is contingent upon local, state and federal policy change and implementation.
Many governments are also looking for innovative solutions to support disabled and elderly populations who require long-term services and supports (LTSS). A general trend in the LTSS market has been to ensure that individuals are in the right setting and receiving the right level of support and care. In many cases, this means allowing individuals to receive care at home or in a community-based setting, rather than institutional facilities. With no financial ties to health insurance plans or providers, our conflict-free assessment services assist governments in determining the most appropriate placement and healthcare services for program beneficiaries.
We believe the current health and human services market environment positions us to benefit from continued demand across all of our geographies from service areas such as operations program management and independent health and benefit assessments. Overall, we expect the underlying demand for our services to increase over the next several years.
Our primary competitors are government in-sourced operations, Conduent, Automated Health Systems, Faneuil and KePro. In some services, we compete against specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 38% of our total revenue in fiscal year 2019.
Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The Segment also contains certain state-based assessments and appeals work that is part of the Segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.
Much of the recent growth in this segment came from our acquisition of the citizen engagement centers business at the beginning of fiscal year 2019. Within the portfolio, two significant contracts were acquired:
•The contract to support the Centers for Medicare and Medicaid (CMS) Contact Center Operations (CCO) was the largest contract acquired. We had served as a subcontractor on this contract since 2014. This contract supports the federal exchange under the ACA and serves as the primary support engagement center for Medicare, also known as 1-800-MEDICARE. The contract serves the U.S. population through 11 customer contact centers handling general inquiries for the federal exchange and general and claims-based Medicare inquiries.
•The Census Questionnaire Assistance 2020 (CQA) contract provides operations support and citizen engagement centers to provide questionnaire assistance on the 2020 United States Census form. This contract is scheduled to end in June 2021 following the completion of the Census.
The acquired contracts make up part of the Segment’s program administration business, which provides the majority of the Segment’s revenue. Our legacy contract base includes:
•Centralized citizen engagement centers and support services,
•Document and record management, and
•Case management, citizen support and consumer education.
Approximately 15% of the Segment’s revenue is from our independent assessments and appeals services. These include:
•Independent medical reviews and workers' compensation benefit appeals,
•Medicare and Medicaid appeals, and
•Program eligibility appeals.
Approximately 14% of the Segment’s revenue is from our technology solutions. These include:
•Modernization of systems and information technology (IT) infrastructure,
•Infrastructure operations and support,
•Software development, operations and management, and
•Data analytics.
Many contracts in this segment, including the acquired contracts, earn most of their revenue on a cost-plus or time-and-materials basis, which typically carry lower levels of risk and lower levels of profit margin as compared to performance-based contracts. The Segment also contains performance-based contracts where revenue is earned based upon participant numbers or other transaction-based measures, such as the number and type of assessments or appeals processed. The Segment may experience fluctuations as a result of volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.

With the acquisition of the citizen engagement centers business, we have the scale, capability and experience to offer our customer services in a wide range of areas. We have access to a number of significant contract vehicles across several agencies of the United States Federal Government.
The U.S. Federal Services Segment may experience some seasonality during open enrollment for the ACA and Medicare which begins in November and ends in January. In addition, the U.S. Census is expected to provide $360 million of revenue in fiscal year 2020 but with revenue concentrated in the critical months of the service during our second and third fiscal quarters.
U.S. Federal Services Market Environment
Following the 2016 Presidential election, the U.S. federal services market was impacted by the transition to the new U.S. administration. This initially hindered the federal procurement and decision-making process, causing an overall slowdown of work in some of our core areas.
While federal agency budgets still face fiscal pressures and the administration is looking for improved efficiencies, we continue to see opportunities to apply our cost-effective and efficient solutions to serve citizens in the federal market. Federal agencies are tasked with cost-effectively managing programs at a time when changing demographics are leading to rising caseloads in many federal programs.
Many federal agencies must also address the maintenance of legacy IT systems and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements and global challenges. We believe we are well positioned to help agencies modernize and operate their mission-critical systems.
Other key factors that will likely impact the U.S. federal market include a variety of political, economic, social and technological issues:
•A focus on the citizen experience and citizen services, as well as digital services,
•Agencies moving from transformation initiatives to operations and maintenance,
•Agencies seeking consolidation and shared services to achieve cost efficiencies, and
•Changes in the acquisition and contracting environment, including consolidation of contract vehicles, such as Alliant 2.
Our primary competitors are Serco, General Dynamics Information Technology, PAE and Conduent. Within the technology sector, our primary competitors are IBM, Oracle, Leidos, Accenture and other federal contractors.
Outside the United States Segment
Our Outside the U.S. Segment generated 21% of our total revenue in fiscal year 2019.
Our Outside the U.S. Segment provides BPS solutions for governments and commercial clients in geographies beyond the United States, including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.
Approximately 46% of the Segment’s revenue is from comprehensive workforce services that help vulnerable individuals transition from government assistance programs to sustainable employment and economic independence. These services cover a number of attributes including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Payment terms are typically focused on achieving employment outcomes.
Appeals and assessments work constitutes 42% of this segment’s revenue. On these contracts we are typically reimbursed for each transaction. The HAAS contract is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service to the customers we serve.

The balance of the Segment provides program administration and some specialized services.
Our position within each national market is different. Within the United Kingdom and Australia we consider ourselves to be leading providers of services in those markets.
There is no significant seasonality within this segment.
Outside the United States Market Environment
We believe our established presence, healthy financial condition, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes makes us well-positioned to compete for opportunities outside the U.S.
We offer clients demonstrated results and decades of proven experience in administering welfare-to-work programs in the U.K., Australia, Canada, Saudi Arabia and Singapore. In Australia, we are one of the largest welfare-to-work providers. We also have an established presence in the U.K.'s welfare-to-work market. As a result of a robust economy, low unemployment and a shift away from mainstream welfare-to-work programs, many of these programs are experiencing lower volumes. In this type of environment it can be challenging to consistently achieve outcomes-based incentives.
Further, many governments are shifting their focus to employment programs that serve individuals with disabilities or health conditions. Through our acquisition of Remploy in 2015, we increased our presence in the U.K. disability employment services market where we help people with disabilities and health conditions obtain employment. We do similar work in Australia under the Disability Employment Services program that aims to provide individuals with disabilities a supported path towards long-term employment. We are a recognized leader in the U.K and Australia for providing disability employment support services, having achieved accreditation in the U.K. as a Disability Confident Leader and in Australia as a Disability Confident Recruiter. We believe these services are transferable to our other geographies and position us well for emerging trends in the disability services market.
We believe ongoing initiatives and measures to reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core human services offerings across multiple geographies. Our ability to provide value-for-money is important in a market that is very price competitive.
Our primary competitors in this segment include Atos, Capita, Interserve, Virgin Care, Optum, Serco, Staffline, Shaw Trust, Sarina Russo, Advanced Personnel Management and other specialized private companies and nonprofit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.
Backlog
Our relationships with clients and our individual contracts, including option years, typically cover many years. At September 30, 2019, we estimate that we had approximately $9.0 billion in backlog. Backlog represents an estimate of the remaining future revenue from existing signed contracts and revenue from contracts that have been formally awarded, but not yet signed. Our backlog estimate includes revenue expected under the current terms of executed contracts and revenue from contracts in which the scope and duration of the services required are not definite but estimable (such as performance-based contracts).
At September 30, 2019, our backlog estimate included revenue expected from unexercised contract options to align with our sales opportunity tracking methodology. We believe the adoption of measuring total contract value, inclusive of options, is a more meaningful metric in our business. Although the exercise of options is uncertain, in our experience if the incumbent contractor is performing as expected these options are exercised nearly 100% of the time. In prior years, we did not include the value of these unexercised option periods and, accordingly, we have presented our backlog balance below showing totals excluding and including unexercised options. Our backlog estimate does not assume any contract renewals.
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
Government contracts typically contain provisions permitting government clients to terminate contracts without cause with limited notice or compensation. Although we have experienced such terminations, they are a rare occurrence. We also risk losing revenue in the event of a shutdown by the U.S. Federal Government which may impact our U.S. Federal Segment and, to the extent that programs are federally funded, our U.S. Health and Human Services Segment. Many of our federally funded health and human services programs are typically deemed essential, which means that a short-term shutdown would not be expected to cause significant disruption to these operations.
We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. We also may experience periods in which there is a greater concentration of rebids resulting in a comparatively reduced backlog balance until subsequent award or extension on those contracts. The dollar amount by segment of our backlog as of September 30, 2019 and 2018 was as follows:

(in millions)	Backlog as of September 30,
	2019	2018

U.S. Health and Human Services	$3,305	$3,221
U.S. Federal Services	1,521	744
Outside the U.S.	1,427	1,335
Backlog before options	$6,253	$5,300
Unexercised options	2,722
Backlog	$8,975
Our businesses typically involve contracts covering a number of years, including option periods. Contracts may include a period between contract signature and operations beginning for startup and transition activities where we are precluded from recognizing revenue. At September 30, 2019, the average weighted remaining life of the contracts in our backlog was approximately 3.4 years, including option periods. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately one third of the backlog balance to be realized as revenue in fiscal year 2020. We adjust backlog annually for currency fluctuations and for estimated amounts associated with our performance-based contracts based upon the latest information that management has at that time.
Backlog represents more than 95% of current estimated fiscal year 2020 revenue.
Our growth strategy and competitive advantages
In all the markets and locations in which we operate, we are seeing consistent themes which drive our growth strategy.
Demographics
•We are seeing increased longevity, driving more complex healthcare needs.
•Individuals are experiencing financial hardships and other barriers that require a combination of social safety-net programs and support into work.
•Governments are focusing on citizen responsibility and engagement as a condition of receiving benefits.
We believe that programs that focus on measurable outcomes can cost-effectively address this need.

Decentralization
•Within the United States, the U.S. Federal Government is exploring per capita funding and also recently clarified federal regulations that now allow states the flexibility to use contractors for government support services that were previously managed by state-based employees.
•Within the United Kingdom, we are seeing devolution of programs to local authorities.
We believe that these changes to funding and government mechanics allows state and local authorities enhanced flexibility to shape their benefit programs.
Value for spend
•Our partners are mandating that programs to address societal need be a good use of taxpayer dollars and achieve their intended outcomes.
•Governments are increasing accountability by laying out performance expectations and rewarding partners who deliver while penalizing those who do not.
We believe that this environment favors companies like MAXIMUS. Governments can trust MAXIMUS as a responsible contractor that is financially stable, has proven expertise and can deliver complex government programs in a transparent and independent fashion.
We are addressing these themes with a three-fold strategy.
•We are using digital technologies to transform the experience of our customers and our employees. These technologies can help our governments run their programs in a more streamlined manner and make it easier for individuals to interact with these programs.
•We are expanding our clinical-related services. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services and adjudicate complicated benefits appeals.
•We continue with our existing strategy to expand our markets through bringing core capabilities to new programs and clients, by adding new capabilities to access adjacent markets and through geographic expansion.
Our competitors may be other private corporations or government in-sourced operators. We offer a private sector alternative for the operation and management of critical government-funded health and human services programs. We believe our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring to our clients. Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows.
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
Subject matter, clinical and digital expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration and operation of government health and human services programs. We also employ a diverse set of experts including a wide network of clinicians and an experienced team of digital champions. Many of our employees have worked for governments in management positions and can offer insights into how we can best provide valuable, practical and effective services to our clients.
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
Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects or where delays in payments result in short-term working capital needs, we may borrow up to $400 million through our credit facility, subject to standard covenants. We have the ability to borrow under our credit facility in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on our credit facility. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.
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
Established presence outside the United States. Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads and contain costs. We have an established presence in the U.K., Australia, Canada, Saudi Arabia and Singapore. Our international efforts are focused on delivering cost-effective welfare-to-work and health benefits services to program participants on behalf of governments.
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
Barriers to entry. The market for providing our services to government agencies is competitive and subject to rapid change. However, given the specialized nature of our services and the programs we serve, market entry can be difficult for new or inexperienced firms. The complex nature of competitive bidding, qualifying criteria related to past performance, the required investment in subject-matter expertise, repeatable processes and support infrastructure, and the need to achieve specific program outcomes creates barriers to entry for potential new competitors unfamiliar with the nature of government procurement. In some areas of our business, notably contracts with the U.S. Federal Government, there are requirements for bidders seeking contracts to be pre-approved on registered contract vehicles, further limiting the pool of competitors.
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
The Affordable Care Act (ACA). Enacted in 2010 and upheld through a Supreme Court decision in 2012, the ACA introduced comprehensive healthcare reform in the United States. In our U.S. Health and Human Services Segment, we have helped states with the operation of their health insurance exchanges, the expansion of their Medicaid programs to include new populations and the integration of state eligibility processing across multiple entitlement programs. In our U.S. Federal Services Segment, we have also assisted the federal government with the operations of customer engagement centers for the Federal Marketplace and independent eligibility appeals services for federal exchange plan members.
We believe we remain well-positioned to assist the federal government and individual states with future modifications to the ACA, including those made through waivers.
Section 1115 Waiver Programs. Section 1115 of the Affordable Care Act allows states to apply for waivers of certain requirements provided that the program changes are budget neutral and advance the goals of the Medicaid program. Forty-three states currently operate at least part of their Medicaid programs under section 1115 demonstrations. As CMS has approved community engagement requirements under section 1115, we have supported the implementation of those efforts by providing member contact services in several states. In addition, we have supported states’ new long-term services and supports initiatives that have introduced more flexibility for Medicaid to cover long term care and home and community-based services.
Children's Health Insurance Program Reauthorization Act (CHIPRA). CHIPRA was signed into law on February 2, 2009, extending the previous State Children's Health Insurance Program (SCHIP). As part of the Bipartisan Budget Act of 2018, CHIP has been extended and funded through 2027.
Medicaid and CHIP Managed Care Regulations. In 2016, the Centers for Medicare & Medicaid Services issued managed care regulations and federal standards for the Medicaid and CHIP programs. These include enhancing support for consumers, improving health care delivery and quality of care, providing greater access to healthcare, and ensuring a modern set of rules that better align with the marketplace and Medicare Advantage plans. They also reinforce ongoing efforts to modernize and streamline the enrollment process and the continued value of independent choice counseling. The Trump administration is working on revisions to these regulations and the proposed regulation for comment retains enhanced support for consumers provided by MAXIMUS in many states.
   Work Innovation and Opportunity Act (WIOA). Signed into law in July 2014, WIOA replaced the Workforce Investment Act of 1998 and took effect on July 1, 2015. The law coordinates several core federal employment, training, education and literacy programs. It also requires states to strategically align their workforce development programs, with the option to include Temporary Assistance to Needy Families (TANF), to help job seekers access the necessary support services and to match employers with skilled workers they need to compete in the global economy. WIOA represents potential new opportunities for us to complement our existing TANF welfare-to-work operations in the U.S.
Office of Personnel Management (OPM) Notice. In April 2019, OPM published a notice in the federal register encouraging states to exercise new flexibility to choose private contractors to support states’ operation of federally funded, state-administered means-tested programs such as the Supplemental Nutrition Assistance Program (SNAP) and Medicaid. The notice states that federal statutes and regulations “do not prescribe the use of a particular staffing method such as utilizing state employees or contract employees." We are currently exploring new businesses with several states and have executed a contract vehicle with one.
The Welfare Reform Act of 2007 (United Kingdom). The Welfare Reform Act of 2007 replaced Incapacity Benefit with the Employment and Support Allowance and introduced the Work Capability Assessment (WCA). The WCA is designed to provide advice to the Government on those who can not work due to disability or health-related problems, those who are "fit for work" as defined by the legislation and those that, with additional support, could eventually return to work. In 2010, the U.K. Government decided to reassess the 1.5 million people who had previously been determined to be eligible to receive incapacity benefits. The U.K. Government also decided that an independent health assessment provided by a vendor partner is the best method for the government to determine the level of benefits for individuals with long-term sickness or disabilities. We have been providing assessments through the resulting HAAS contract on behalf of the Department for Work and Pensions (DWP) since March 2015.

The Cities and Local Government Reform Act of 2016 (United Kingdom). The Act enabled devolution deals to be agreed with cities and regions that devolved selected powers including adult skills budgets, employment support and health and social care. We provide employment support through the devolved Work and Health Programme in East London and deliver specialist employment and health initiatives in Greater Manchester and the West Midlands. We also provide further education services in London and Manchester through the devolved Adult Education Budget.
Employees
As of September 30, 2019, we had approximately 29,600 employees, consisting of 9,400 employees in the U.S. Health and Human Services Segment, 13,300 employees in our U.S. Federal Services Segment, 6,200 employees in the Outside the U.S. Services Segment and 700 corporate administrative employees.
Our success depends in large part on attracting, retaining and motivating talented, innovative, experienced and educated professionals at all levels. MAXIMUS believes in the importance of employee engagement and wellbeing. In the fall of 2018, MAXIMUS conducted an engagement survey of all global employees. 86% of respondents reported positive employee engagement and 89% of respondents believed that MAXIMUS leadership enables a culture of diversity and inclusion.
As of September 30, 2019, 484 of our employees in Canada were covered under three different collective bargaining agreements, each of which has different components and requirements. There are 472 employees covered by two collective bargaining agreements with the British Columbia Government and Services Employees' Union and 12 employees covered by a collective bargaining agreement with the Professional Employees Association. These collective bargaining agreements expire in 2020.
As of September 30, 2019, 1,447 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.
As of September 30, 2019, 346 of our employees in the U.K. were covered under a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.
None of our other employees are covered under any similar agreement. We consider our relations with our employees to be good.
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
We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the proxy statement for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC filings may be accessed through the Investor Relations page of our website. These materials, as well as similar materials for other SEC registrants, may be obtained directly from the SEC through their website at www.sec.gov.
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

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties.
We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services. At September 30, 2019, we leased approximately 130 offices in the U.S. totaling approximately 4.2 million square feet. In five countries outside the U.S., we leased approximately 300 offices totaling approximately one million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
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
As of October 24, 2019, there were 38 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 32,500 beneficial owners of our common stock.
During the first fiscal quarter of 2020, we declared a quarterly dividend of $0.28 per share of MAXIMUS stock. In fiscal year 2019, we declared and paid quarterly dividends of $0.25 per share. During fiscal years 2018 and 2017, the quarterly dividend was $0.045 per share. We intend to continue paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
The following table sets forth information regarding purchases of common stock that we made during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$147,420
August 1, 2019 - August 31, 2019	19,794	69.62	19,794	146,043
September 1, 2019 - September 30, 2019 (2)	137,374	77.26	—	146,043
Total	157,168		19,794
______________________________________________
(1)Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the purchase of our common stock.
(2)The total number of shares purchased includes 137,374 restricted stock units which vested in September 2019 but which were utilized by the recipients to net-settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2014, to September 30, 2019, with the cumulative total return for the NYSE Stock Market (U.S. Companies) Index. In addition, we have compared the results of a peer group to our performance. Our peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent. Our peer group in 2018 (the prior year peer group) was comprised of Booz Allen Holding Corp., CACI International Inc., Conduent, Inc., Gartner Inc., ICF International, Inc., ManTech International Corp., SAIC and Unisys Corp. Our peer group in fiscal year 2019 is the same as the prior year peer group with the addition of Leidos, Inc.
This graph assumes the investment of $100 on September 30, 2014, in our common stock, the NYSE Stock Market (U.S. Companies) Index and our peer groups, weighted by market capitalization and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2019
250.00
200.00
150.00
100.00
50.00
0.00
2014
2015
2016
2017
2018
2019
MAXIMUS, Inc.
NYSE Stock Market (US Companies)
Current year peer group
Prior year peer group

________________________________________________
Notes:
A. The lines represent index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.00 on September 30, 2014.

ITEM 6.    Selected Financial Data.
We derived the selected consolidated financial data presented below from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies are included from the respective acquisition dates. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.
Effective October 1, 2018, we adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Accordingly, the results shown reflect the adoption of Topic 606 in our year ended September 30, 2019 but all other years are reported under our previous accounting policy. See "Note 1. Business and summary of significant accounting policies" and "Note 3. Revenue recognition" in Item 8 of this Annual Report on Form 10-K for more details.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,886,815	$2,392,236	$2,450,961	$2,403,360	$2,099,821
Operating income	317,107	295,483	313,512	286,603	259,832
Net income attributable to MAXIMUS	240,824	220,751	209,426	178,362	157,772
Basic earnings per share attributable to MAXIMUS	$3.73	$3.37	$3.19	$2.71	$2.37
Diluted earnings per share attributable to MAXIMUS	$3.72	$3.35	$3.17	$2.69	$2.35
Weighted average shares outstanding:
Basic	64,498	65,501	65,632	65,822	66,682
Diluted	64,820	65,932	66,065	66,229	67,275
Cash dividends per share of common stock	$1.00	$0.18	$0.18	$0.18	$0.18

	At September 30,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$105,565	$349,245	$166,252	$66,199	$74,672
Total assets	1,745,732	1,462,000	1,350,662	1,348,819	1,271,558
Debt	9,658	510	668	165,615	210,974
Total MAXIMUS shareholders' equity	1,247,792	1,083,867	940,085	749,081	612,378

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and the related Notes.
For an overview of our business, including our business segments and a discussion of the services we provide, see Item 1 of this Annual Report on Form 10-K.
Financial overview
On November 16, 2018, we acquired the citizen engagement centers business which was integrated into our U.S. Federal Services Segment.
•The acquisition directly increased the revenue and gross profit of our U.S. Federal Services Segment by $615.1 million and $117.4 million, respectively. The portfolio acquired includes assistance on the U.S. Census which is anticipated to result in significant revenue in fiscal year 2020.
•Although our administrative cost base increased with the need to cover the costs of a larger organization, our existing cost base is being spread over a broader revenue base. As our general and administrative costs are allocated to our operating segments, the acquisition is providing a benefit to our profit margins in all of our segments.
•We recorded incremental amortization expense of $23.7 million in fiscal year 2019 and anticipate amortization of $27.0 million in fiscal year 2020 related to this acquisition. Amortization expense will decrease in fiscal year 2021 as the intangible asset related to the U.S. Census contract will be fully amortized.
•We incurred acquisition-related expenses of $2.7 million as a result of the transaction, including legal and advisory costs, integration expenses, valuation services and other consultancy costs.
•The transaction required a payment of $430.7 million, which included an adjustment for working capital which was unusually high at the time of the transaction due to the timing of billings and employee payroll. The excess capital has been realized in subsequent months through our operating cash flows.
•We funded the acquisition through $150 million from our credit facility and our existing cash balances. This reduced our net interest income in fiscal year 2019. We repaid this loan in full during the fiscal year.
Our business received a benefit from the Tax Cuts and Jobs Act in the United States, which was passed during fiscal year 2018. This reduced the U.S. Federal tax rate to 21% from 35% in fiscal year 2017 and resulted in a significant reduction in our tax charge and related cash flows.
The continued strength of the United States Dollar against the other currencies in which we do business resulted in a relative decline in the size of our business outside the United States.
Our operating segments are each affected by different factors as covered in more detail below. Since October 1, 2018, we have conducted our operations through three business segments: U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. Our results have been presented below as though these segments had been in place for all three years ended September 30, 2019.
In addition to our acquisitions and our ongoing share buyback program, we increased our quarterly dividend during fiscal year 2019, from $0.045 to $0.25 per share of MAXIMUS common stock. We have announced a further increase in our quarterly dividend to $0.28 per share per quarter, starting in the first quarter of fiscal year 2020.
International businesses
We operate in several international locations. Accordingly, we transact business in currencies other than the U.S. Dollar, principally the Australian Dollar, the Canadian Dollar, the Saudi Arabian Riyal, the Singapore Dollar and the British Pound. During the year ended September 30, 2019, we earned approximately 21% and 5% of revenue and operating income, respectively, from our foreign subsidiaries. International business exposes us to certain risks.

•Tax regulations may penalize us if we transfer funds or debt across international borders; accordingly, we may not be able to use our cash in the locations where needed. The passage of the Tax Cuts and Jobs Act in the United States in December 2017 eliminated many of these incremental penalties. As a result, we remitted a significant portion of our cash to the United States. Although this has been a significant benefit, some international transaction limitations still exist and there is no guarantee that the current U.S. tax regime will remain in place. To mitigate our risks with respect to transferring funds, we maintain sufficient working capital, or have sufficient capital available to us under our credit facility, both within and outside the U.S., to support the short-term and long-term capital requirements of the businesses in each region. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure. At September 30, 2019, we held $20.3 million of cash outside the United States, of which $18.9 million was held in currencies other than the U.S. Dollar.
•We are subject to exposure from foreign currency fluctuations. Our foreign subsidiaries typically incur costs in the same currency as they earn revenue, thus limiting our exposure to unexpected currency fluctuations. Further, the operations of the U.S. business do not depend upon cash flows from foreign subsidiaries. However, declines in the relevant strength of foreign currencies against the U.S. Dollar will affect our revenue mix, profit margin and tax rate.
Summary of consolidated results
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations.

	Year ended September 30,
(dollars in thousands, except per share data)	2019	2018	2017
Revenue	$2,886,815	$2,392,236	$2,450,961
Cost of revenue	2,215,631	1,797,851	1,839,056
Gross profit	671,184	594,385	611,905
Gross profit margin	23.2%	24.8%	25.0%
Selling, general and administrative expense	321,023	285,241	284,593
Selling, general and administrative expense as a percentage of revenue	11.1%	11.9%	11.6%
Amortization of intangible assets	33,054	10,308	12,208
Restructuring costs	—	3,353	2,242
Gain on sale of a business	—	—	650
Operating income	317,107	295,483	313,512
Operating income margin	11.0%	12.4%	12.8%
Interest expense	2,957	1,000	2,162
Other income, net	3,170	4,726	2,885
Income before income taxes	317,320	299,209	314,235
Provision for income taxes	76,825	78,393	102,053
Effective tax rate	24.2%	26.2%	32.5%
Net income	240,495	220,816	212,182
(Loss)/income attributable to noncontrolling interests	(329)	65	2,756
Net income attributable to MAXIMUS	$240,824	$220,751	$209,426
Basic earnings per share attributable to MAXIMUS	$3.73	$3.37	$3.19
Diluted earnings per share attributable to MAXIMUS	$3.72	$3.35	$3.17
The following tables provide an overview of the significant elements of our consolidated statements of operations including information about our business segments and the factors driving revenue growth and profitability.

Revenue, cost of revenue and gross profit

Our revenue reflects fees earned for services provided. Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor (both our labor and subcontracted labor). Changes in revenue, cost of revenue and gross profit between fiscal years 2017 and 2019 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year
Balance for fiscal year 2017	$2,450,961		$1,839,056		$611,905
Organic growth/(decline)	(83,409)	(3.4)%	(60,873)	(3.3)%	(22,536)	(3.7)%
Acquired growth	1,096	—%	799	—%	297	—%
Currency effect compared to the prior period	23,588	1.0%	18,869	1.0%	4,719	0.8%
Balance for fiscal year 2018	$2,392,236	(2.4)%	$1,797,851	(2.2)%	$594,385	(2.9)%
Organic growth/(decline)	(85,635)	(3.6)%	(49,782)	(2.8)%	(35,853)	(6.0)%
Acquired growth	615,656	25.7%	498,010	27.7%	117,646	19.8%
Currency effect compared to the prior period	(35,442)	(1.5)%	(30,448)	(1.7)%	(4,994)	(0.8)%
Balance for fiscal year 2019	$2,886,815	20.7%	$2,215,631	23.2%	$671,184	12.9%

Changes in revenue and gross profit between the fourth quarter of fiscal year 2018 and the fourth quarter of fiscal year 2019 are shown below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year	Dollars in thousands	Percentage change from prior year
Balance for three months ended September 30, 2018	$558,446		$419,508		$138,938
Organic growth/(decline)	28,783	5.2%	32,532	7.8%	(3,749)	(2.7)%
Acquired growth	175,009	31.3%	140,926	33.6%	34,083	24.5%
Currency effect compared to the prior period	(7,272)	(1.3)%	(6,250)	(1.5)%	(1,022)	(0.7)%
Balance for three months ended September 30, 2019	$754,966	35.2%	$586,716	39.9%	$168,250	21.1%

We have shown movements in revenue, cost of revenue and gross profit in three categories: organic growth/(decline), acquired growth and currency effects.
•Our organic revenue growth or decline reflects changes in our contract portfolio from our existing business, supplemented with new work. Most of our contracts are multi-year arrangements, built upon long-term relationships which allow us to maintain a strong backlog of work to sustain our revenues. In any year, we anticipate approximately 7% to 10% attrition of work as contracts end or are lost; contracts are rebid with reduced volumes, scope, rates or a combination of all three; contracted work is in-sourced by our customer or we elect not to rebid. We also maintain a small portfolio of non-recurring short-term projects. To achieve organic growth, we must obtain more work than is lost. We have experienced organic declines in our business across all three of our segments during the past two fiscal years driven by different factors. These are addressed in more detail below.

•Our acquisitions provide additional growth to our contract portfolio, offset by divestitures. We show acquired revenue and costs for one year after the date of the acquisition to allow for a like-for-like comparison. Acquired growth in fiscal year 2019 was from our citizen engagement centers business acquisition within our U.S. Federal Services business and the results of our fourth quarter acquisitions of GT Hiring Solutions, which is in our Outside the U.S. Segment. Our acquired growth in fiscal year 2018 was exclusively from our acquisition of Revitalised within our Outside the U.S. Segment.
•Our business is affected by fluctuations in foreign currencies in the jurisdictions where we operate. Although revenue and related costs are typically earned and incurred in the same currency, a significant change in foreign exchange rates may impact our overall profit margins. We show the impact of currency fluctuations by reporting the difference between our results using current year exchange rates and those results which would have been reported if the average rates utilized in the prior year had prevailed. Currency effects are exclusively within the Outside the U.S. Segment.
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
Our SG&A remained steady between 2018 and 2017. Increases in fiscal year 2019 were the result of the acquisition of the citizen engagement centers business, which added additional infrastructure as well as approximately $2.7 million of acquisition-related expenses.
During fiscal years 2018 and 2017, we undertook a restructuring of our United Kingdom operations. We recorded restructuring costs of $3.4 million and $2.2 million, respectively, principally severance expenses.
On May 9, 2016, we sold our K-12 Education business. Following the settlement in certain contingencies in fiscal year 2017, we recorded a gain of $0.7 million.
Interest expense and other income
Our interest expense principally results from our U.S.-based credit facility, which was used to acquire the citizens engagement centers business as well as covering short-term working capital needs throughout the year. Credit facilities are also in place in some of our jurisdictions outside the United States.
We earn interest on some of our cash and investment balances that are in excess of our working capital requirements. In fiscal year 2018, we received insurance recoveries related to property damage and generated interest income on our cash balances through short-term investments. In fiscal year 2017, we received interest income on research and development tax credits which pertained to prior years.
Income taxes
Our effective tax rate for fiscal years 2019, 2018 and 2017, was 24.2%, 26.2% and 32.5%, respectively.
Our income tax expense has received a significant benefit from the Tax Cuts and Jobs Act which reduced the statutory U.S. federal income tax rate from 35% to 21% in January 2018. In addition to the decline in rates, we received a one-time benefit in fiscal year 2018 from the reduction of net deferred tax liabilities. This benefit was offset by a one-time charge for undistributed and previously untaxed earnings in foreign locations, as well as the removal of certain tax credits and exemptions. In fiscal year 2019, we also received benefits from tax credits in the United States. We anticipate that our effective tax rate for fiscal year 2020, will be between 24.5% and 25.5%.
Our income tax expense in fiscal years 2019, 2018 and 2017 received benefits of $4.8 million, $2.8 million and $6.6 million from the vesting of restricted stock units (RSUs) and the exercise of stock options. Our annual benefit or charge related to the vesting of RSUs is dependent upon the timing, amount and share price on the date that the awards become available to owners of RSUs. Although most of our RSUs vest in the fourth quarter, we have a significant population of RSUs whose issuance has been deferred which might result in unpredictable movements in our tax provision. As of September 30, 2019, we have no outstanding stock options.
U.S. Health and Human Services Segment
Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs including the Affordable Care Act (ACA), Medicaid and the Children’s Health Insurance Program (CHIP). We also serve as administrators in state-based welfare-to-work and child support programs.

	Year ended September 30,
(dollars in thousands)	2019	2018	2017
Revenue	$1,176,488	$1,213,911	$1,220,086
Cost of revenue	832,379	854,287	871,180
Gross profit	344,109	359,624	348,906
Selling, general and administrative expense	123,275	140,990	144,014
Operating income	220,834	218,634	204,892
Gross profit percentage	29.2%	29.6%	28.6%
Operating margin percentage	18.8%	18.0%	16.8%
Our U.S. Health and Human Services revenue and cost of revenue declined in fiscal years 2018 and 2019. All of our revenue and cost movement was organic.

A number of contracts have been rebid or extended in the past two years. When we are subject to a rebid or a sole-source extension of a contract, we may negotiate a revenue reduction in order to retain the business, reducing both our revenue and gross profit margin. Over the life of a contract, we strive to improve performance through scope increases and operating efficiencies. These actions, as well as several new work opportunities, has provided organic growth in the fourth quarter of fiscal year 2019 and we expect it will continue to do so in fiscal year 2020.

As noted above, our acquisition of the citizen engagement centers business provided a benefit to our operating profit margins in this segment through the absorption of a greater share of indirect costs.
Changes in U.S. Health and Human Services segment revenue and gross profit between the fourth quarter of fiscal year 2018 and the fourth quarter of fiscal year 2019 are shown below. Our organic revenue growth was offset by challenges we experienced on a single contract which commenced during fiscal year 2019. During the fourth quarter, our losses included a charge of $3.7 million related to the write-off on long-lived assets associated with this contract.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change from prior year	Dollars	Percentage change from prior year	Dollars	Percentage change from prior year
Balance for the three months ended September 30, 2018	$288,944		$201,562		$87,382
Organic growth/(decline)	11,462	4.0%	15,690	7.8%	(4,228)	(4.8)%
Balance for the three months ended September 30, 2019	$300,406	4.0%	$217,252	7.8%	$83,154	(4.8)%

U.S. Federal Services Segment
Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessments services and system and software development and maintenance services for various U.S. federal civilian programs. The segment also contains some state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.

	Year ended September 30,
(dollars in thousands)	2019	2018	2017
Revenue	$1,111,197	$478,911	$545,573
Cost of revenue	869,127	352,213	406,252
Gross profit	242,070	126,698	139,321
Selling, general and administrative expense	126,128	69,312	74,345
Operating income	115,942	57,386	64,976
Gross profit percentage	21.8%	26.5%	25.5%
Operating margin percentage	10.4%	12.0%	11.9%

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year
Balance for fiscal year 2017	$545,573		$406,252		$139,321
Organic decline	(66,662)	(12.2)%	(54,039)	(13.3)%	(12,623)	(9.1)%
Balance for fiscal year 2018	$478,911	(12.2)%	352,213	(13.3)%	126,698	(9.1)%
Organic growth/(decline)	17,160	3.6%	19,222	5.5%	(2,062)	(1.6)%
Acquired growth	615,126	128.4%	497,692	141.3%	117,434	92.7%
Balance for fiscal year 2019	$1,111,197	132.0%	$869,127	146.8%	$242,070	91.1%

This segment received the benefit of acquired growth from the citizen engagement centers business, which provided revenues beginning November 16, 2018. The most significant contracts acquired are cost-plus arrangements and, accordingly, the profit margin is lower than our existing business which includes more profitable fixed fee and transaction-based work.
Included with the acquired business are the operations of the Census Questionnaire Assistance 2020 (CQA) contract. The CQA contract is ramping up slower than we had previously expected but we continue to anticipate $360 million of revenue in fiscal year 2020, with less than $50 million of revenue in fiscal year 2021. Our fiscal year 2019 results included CQA revenue of $185 million. We expect that our CQA work in fiscal year 2020 will be higher in the first part of the year than the latter. Our expectations may change as the contract workload escalates or as changes are made to the contract.
We have experienced organic revenue declines since fiscal year 2017.
•A significant subcontract for the Department of Veterans Affairs ended in fiscal year 2017.
•Earlier years received the benefit of short-term disaster relief work which has not been repeated.
•Contracts came to their anticipated end.
•Contracts acquired with Acentia, which were reserved for small businesses, were rebid.

We experienced organic growth in fiscal year 2019 as a result of new contracts, including an agreement with the Universal Service Administrative Company (USAC) administering the E-rate program. We continue to utilize the project vehicles acquired with Acentia in fiscal year 2015 to enhance and expand our service offerings to the United States Federal Government.
Changes in the U.S. Federal Services Segment revenue and gross profit between the fourth quarter of fiscal year 2018 and the fourth quarter of fiscal year 2019 are shown below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Balance for three months ended September 30, 2018	$117,375		$83,685		$33,690
Organic growth/(decline)	20,325	17.3%	21,300	25.5%	(975)	(2.9)%
Acquired growth	174,479	148.7%	140,608	168.0%	33,871	100.5%
Balance for three months ended September 30, 2019	$312,179	166.0%	$245,593	193.5%	$66,586	97.6%

Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS solutions for governments and commercial clients outside the United States, including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including HAAS, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Year ended September 30,
(dollars in thousands)	2019	2018	2017
Revenue	$599,130	$699,414	$685,302
Cost of revenue	514,125	591,351	561,624
Gross profit	85,005	108,063	123,678
Selling, general and administrative expense	68,944	72,095	64,742
Operating income	16,061	35,968	58,936
Gross profit percentage	14.2%	15.5%	18.0%
Operating margin percentage	2.7%	5.1%	8.6%

Changes in revenue, cost of revenue and gross profit for the 2018 and 2019 fiscal years are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year
Balance for fiscal year 2017	$685,302		$561,624		$123,678
Organic decline	(10,571)	(1.5)%	10,060	1.8%	(20,631)	(16.7)%
Acquired growth	1,096	0.2%	799	0.1%	297	0.2%
Currency effect compared to the prior period	23,587	3.4%	18,868	3.4%	4,719	3.8%
Balance for fiscal year 2018	$699,414	2.1%	$591,351	5.3%	$108,063	(12.6)%
Organic decline	(65,373)	(9.3)%	(47,096)	(8.0)%	(18,277)	(16.9)%
Acquired growth	530	0.1%	318	0.1%	212	0.2%
Currency effect compared to the prior period	(35,441)	(5.1)%	(30,448)	(5.1)%	(4,993)	(4.6)%
Balance for fiscal year 2019	$599,130	(14.3)%	$514,125	(13.1)%	$85,005	(21.3)%

Our Outside the U.S. Segment reported declining organic revenues and reduced profit margins across fiscal years 2018 and 2019. These declines are primarily driven by market conditions and the turnover of our contracts.
•We are challenged across the segment by low unemployment rates in the geographies in which we operate. As a consequence, we are required to adapt our methodology to serve the needs of our clients' populations. This results in smaller and harder-to-serve populations.
•Our most significant contracts have reached their expected end, reducing revenues by approximately $36 million. The replacement contracts have a different focus and place a greater emphasis on sustained employment outcomes. The United Kingdom government is placing a greater focus on programs designed to provide a more holistic approach to support the disabled and long-term sick populations into sustained employment. These changes are detrimental to our profit margin as the caseload from contracts ending steadily declines. Although contracts are continuing to report operating losses, we anticipate that they will move to profitability in fiscal year 2020.
•The jobactive contract in Australia includes discretionary spending reimbursed to us with no margin. We have received approximately $16 million less in these revenues and costs in fiscal year 2019 compared to fiscal year 2018.
•In the second half of fiscal year 2019, a component of a Canadian contract was discontinued as our client considers a new approach. This work was highly accretive.
At the beginning of fiscal year 2019, we changed the manner in which we recognize revenue on many of our contracts, with the majority of the changes occurring within the Outside the U.S. Segment. In fiscal year 2019, we recognized $4.0 million under this methodology which would not have been recorded using the previous methodology.
Our acquired growth in fiscal year 2019 reflects the acquisition of GT Holding Solutions. Our acquired growth in fiscal year 2018 represents ten months of operations of Revitalised, a United Kingdom business acquired in fiscal year 2017.
The continued strength of the United States Dollar against the currencies outside the U.S. resulted in declines in annual revenue and costs on a U.S. Dollar basis in fiscal year 2019 compared to fiscal year 2018.

Approximately half of our revenue within the Outside the U.S. Segment is generated through contracts within the United Kingdom, most of which are with government agencies. As such, we are closely monitoring developments as the United Kingdom Government negotiates a withdrawal from the European Union. We do not anticipate the withdrawal to have a material direct effect on our business in the United Kingdom due to the nature of our customer base and the absence of cross-border operations. However, regardless of the nature and timing of the withdrawal, the uncertainty over the process and the eventual outcome is affecting us indirectly. We anticipate we will be subject to political risks, as legislative priorities may change, the economic risks from the pre- and post-withdrawal environment, and we may, along with other businesses, experience difficulty in recruiting and retaining employees.
Changes in the Outside the U.S. segment revenue and gross profit between the fourth quarter of fiscal year 2018 and the fourth quarter of fiscal year 2019 are shown below. Much of our organic decline in revenue and costs was from Australian pass-through services noted above. Our profit margin received the benefit of improved services on our HAAS contract and our new Australia contracts, which started in the fourth quarter of fiscal year 2018.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year	Dollars in thousands	Percentage change over previous year
Balance for three months ended September 30, 2018	$152,127		$134,261		$17,866
Organic growth/(decline)	(3,004)	(2.0)%	(4,458)	(3.3)%	1,454	8.1%
Acquired growth	530	0.3%	318	0.2%	212	1.2%
Currency effect compared to the prior period	(7,272)	(4.8)%	(6,250)	(4.7)%	(1,022)	(5.7)%
Balance for three months ended September 30, 2019	$142,381	(6.4)%	$123,871	(7.7)%	$18,510	3.6%

Changes in lease accounting
On October 1, 2019, we adopted a new methodology for accounting for our leases. Although we do not expect any changes to our consolidated statements of operations, we will prospectively show all of our leases, except for some short-term arrangements, on our balance sheet as an asset, representing our right to use the leased property, and a liability, representing our future obligations under the lease agreement. Although this new methodology will increase our balance sheet liabilities, we do not anticipate any significant effect on our debt covenants or any other similar arrangements.
Liquidity and capital resources
Our principal source of liquidity is our cash flows from operations. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure purchases of our own common stock and business combinations. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of startup operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
To supplement our operating cash flows, we maintain and utilize our credit facility, which allows us to borrow up to $400 million, subject to standard covenants. In November 2018, we utilized $150 million of borrowing to acquire the citizen engagement centers business, with the balance coming from existing cash balances. We have since repaid this balance in full. Our foreign locations have access to borrowing facilities which they may use to cover short-term working capital needs or small acquisitions, such as our acquisition of GT Hiring Solutions in August 2019.
We believe our cash flows from operations to be sufficient to meet our day-to-day requirements.
Our priority for cash utilization is to actively pursue new growth opportunities. We also maintain our quarterly dividend program and, where opportunities arise, make purchases of our own shares.

We have no requirement to remit funds from our foreign locations back to the United States. With the passage in the United States of the Tax Cuts and Jobs Act, we have been able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to bring back additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States. At September 30, 2019, we held $18.9 million of cash or cash equivalents in foreign locations in foreign currencies.
The following table provides a summary of our cash flow information for the three years ended September 30, 2019. Our presentation of cash flows has changed in fiscal year 2019 following adoption of new accounting standards. See "Note 1. Business and summary of significant accounting policies" in Item 8 of this Annual Report on Form 10-K.

	Year ended September 30,
(dollars in thousands)	2019	2018	2017
Net cash provided by/(used in):
Operations	$356,727	$316,774	$336,424
Investing activities	(483,883)	(45,237)	(25,221)
Financing activities	(110,859)	(91,880)	(215,429)
Effect of exchange rates on cash and cash equivalents	(2,052)	(2,825)	3,660
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(240,067)	$176,832	$99,434
The factors influencing cash flows from operations are:
•The acquisition of the citizen engagement centers business,
•Our cash collections,
•Our cash payments, and
•The timing of tax payments.
The acquisition of the citizen engagement centers business in November 2018 increased both the cash we collect from our customers and the payments we make to both employees and vendors. At the time of the acquisition, the working capital was higher than is typical due to the timing of billings and payroll and the seasonality of the business. While this increased the investment required, this was offset by the collection of this excess capital during the fiscal year.
We measure our ability to collect receivables from customers using our Days Sales Outstanding (DSO) calculation. We have a target range for DSO of 65 to 80 days and we have typically stayed within the lower end of this range during the past three fiscal years. During both fiscal years 2018 and 2017, we experienced strong cash collections, particularly towards the end of the year, and reported a DSO of 63 days at September 30, 2018 and 2017. This resulted in significant cash flows from customers in both years, particularly in 2017. Our DSO balance at September 30, 2019 was 72 days. Approximately four days of this increase resulted from our adoption of a new revenue recognition standard in fiscal year 2019, which increased our unbilled receivables balance. In addition, the ongoing ramp up in the Census contract will result in a significant increase in receivables throughout most of fiscal year 2020.
During the second half of fiscal year 2019, we implemented a new accounts payable system in the United States. As a result, our payable balance at year end was higher than is typical by approximately $25 million to $30 million. This had a beneficial effect on our operating cash flows in fiscal year 2019, which we anticipate will be reversed in fiscal year 2020.

Our tax payments for September 30, 2019, 2018 and 2017 were $69.2 million, $65.3 million and $87.8 million, respectively. Tax payments are lower in fiscal year 2019 and 2018 due to the Tax Cuts and Jobs Act in the United States.
Our principal investing activity in fiscal year 2019 was the acquisition of the citizen engagement centers business, which required a cash outflow of $430.7 million, as well as a further investment in software licenses of $4.5 million to cover software license additions for newly-acquired employees. We also acquired GT Hiring Solutions and bought out our business partners in the United Kingdom and Saudi Arabia.
Our cash flows from financing activities were our use of our credit facility, our purchases of our common stock and our quarterly dividend.
During fiscal year 2017, we repaid borrowings on our credit facility from two acquisitions, principally utilizing cash flows from our operations in the United States. Some debt balances exist at September 30, 2019, including some held by our foreign businesses to cover short-term working capital obligations, a balance to fund the acquisition of GT Hiring in August 2019 and other small balances. Our use of the credit facilities in fiscal year 2020 will be dependent upon our need to fund acquisitions.
We purchased 0.7 million, 1.1 million and 0.6 million shares of our common stock during fiscal years 2019, 2018 and 2017, utilizing cash of $143.2 million. At September 30, 2019, we had $146.0 million available for future purchases under a plan approved by our Board of Directors. Our share purchases are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
In fiscal year 2019, we paid a dividend of $0.25 per common share per quarter. This resulted in a cash outflow of $63.9 million. In fiscal year 2020, we commenced paying a quarterly dividend of $0.28 per share. In fiscal years 2018 and 2017, our quarterly dividend payment of $0.045 per common share resulted in a cash outflow of approximately $12 million per year.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
(dollars in thousands)	2019	2018	2017
Cash provided by operations	$356,727	$316,774	$336,424
Purchases of property and equipment and capitalized software costs	(66,846)	(26,520)	(24,154)
Capital expenditure as a result of the acquisition	4,542	—	—
Free cash flow	$294,423	$290,254	$312,270

Obligations and commitments
The following table summarizes our contractual obligations at September 30, 2019, that require the Company to make future cash payments:

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$237,657	$101,724	$94,659	$33,979	$7,295
Debt(1)	9,889	9,658	231	—	—
Deferred compensation plan liabilities(2)	37,019	2,940	3,519	1,570	28,990
Total	$284,565	$114,322	$98,409	$35,549	$36,285
____________________________________________

(1)The debt balance of $9.9 million at September 30, 2019, is made up of short-term borrowings and an interest-free loan. Accordingly, no interest has been estimated.
(2)Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. The timing of these payments are based upon elections in place at September 30, 2019, but these may be subject to change. Payments falling due may be deferred again by the employee, delaying the obligation. Payments may also be accelerated if an employee ceases employment with us or applies for a hardship payment. At September 30, 2019, we held assets of $34.5 million in a Rabbi Trust which could be used to meet these obligations.

Off-balance sheet arrangements
Other than our operating lease commitments, we do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. We have significant operating lease commitments for office space; those commitments are generally tied to the period of performance under related contracts. Although for certain contracts we are bound by performance bond commitments and standby letters of credit, we have not had any defaults resulting in draws on performance bonds. We do not speculate in derivative transactions. In the past, we have utilized interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
Effects of inflation
As measured by revenue, approximately 38% of our business in fiscal year 2019 was conducted under cost-plus pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 6% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally have been able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are typically priced to mitigate the risk of our business being adversely affected by inflation.
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
Revenue Recognition. Although much of our revenue is recognized concurrently with billing or over time following billing, some of our revenue requires us to make estimates. These estimates are typically reviewed quarterly with any changes being recorded as a cumulative catch-up in revenue. Our most significant estimates are listed below.
•Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract or the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. These estimates are updated on a quarterly basis, with changes in estimate being taken to our income statement. During the year ended September 30, 2019, we recognized revenue from these performance-based fees of $91.3 million. Our accounts receivable - unbilled balance at September 30, 2019 included $47.0 million of these estimated outcome fees.

•Other performance-based contracts with future outcomes include those where we recognize an average effective rate per participant based upon the total volume of expected participants. In this instance, we are required to estimate the amount of discount applied to determine the average rate of revenue per participant. This balance is estimated each quarter and changes to revenue recorded through a cumulative catch-up. During fiscal year 2019, we have recognized $144.0 million on contracts using an average effective rate.
Business combinations and goodwill. Our balance sheet at September 30, 2019 includes $584.5 million of goodwill and $179.3 million of net intangible assets. These assets are created through business acquisitions and their creation and maintenance requires certain critical estimates.
•During an acquisition, we are required to estimate the fair value of all acquired tangible and intangible assets, as well as liabilities assumed, in order to allocate the purchase price. For many assets acquired and liabilities assumed, the calculation of fair value requires little judgment as balances may be readily convertible to cash receipts or cash payments or there may be an active market against which to measure value. For the valuation of intangible assets, significant judgment may be necessary in identifying and valuing such assets. This valuation will also involve identifying the useful economic life of this asset. Our estimates of these fair values and useful economic lives are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms. During fiscal year 2019, we completed the acquisition of the citizens engagement centers business. Our accounting for this acquisition included determining the fair value of the customer relationships intangible assets acquired. In making our determination of the fair value of these assets, we estimated discount rates, projected revenue growth margins and profit margins, These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.
•The excess purchase price over the identified net assets is considered to be goodwill. Goodwill is recorded at the reporting unit level. The identification of our reporting units requires judgment based upon the manner in which our business is operated and the services performed. We believe our reporting units are consistent with our segments. Where we have acquisitions which provide services to more than one segment, or where the acquisition provides benefits across all of our segments, we use judgment to allocate the goodwill balance based upon the relative value we anticipate that each segment will realize.
•Goodwill is not amortized, but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. At July 1, 2019, the Company performed its annual impairment test and determined that there had been no impairment of goodwill. In performing this assessment, the Company utilizes an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to the Company's market capital at the date of the acquisition in order to verify the calculation. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.
Contingencies. From time to time, we are involved in legal proceedings, including contract and employment claims, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter such as a change in settlement strategy. We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we are able to estimate any potential liability which are updated as audits are completed.

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
In fiscal year 2019, 21% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current year’s results for all foreign businesses using the exchange rates in the prior year. We refer to this adjusted revenue on a "constant currency basis."
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and cash flows required for the replacement of property, equipment and software. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and routine capital expenditures and excludes the cash flow effects of acquisitions, purchases of our own shares, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash provided by operations.
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
•Adjusted EBITDA is also a useful measure of performance which focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs.
•The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations.
•Our credit facility requires us to calculate Adjusted EBITDA on a pro forma basis as though we had owned any significant acquired business for a full twelve month period prior to the acquisition.
We have provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA below.

	Year ended September 30,
(in thousands)	2019	2018	2017
Net income attributable to MAXIMUS	$240,824	$220,751	$209,426
Interest expense	(2,591)	379	3,466
Provision for income taxes	76,825	78,393	102,053
Amortization of intangible assets	33,054	10,308	12,208
Stock compensation expense	20,774	20,238	21,365
Acquisition-related expenses	2,691	947	83
Gain on sale of a business	—	—	(650)
Adjusted EBITA	371,577	331,016	347,951
Depreciation and amortization of property, plant, equipment and capitalized software	52,404	51,884	55,769
Adjusted EBITDA	$423,981	$382,900	$403,720
Additional adjusted EBITDA related to the citizen engagement centers acquisition from the pre-acquisition period	$6,695
Pro forma adjusted EBITDA	$430,676

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At September 30, 2019 and 2018, we held net assets denominated in currencies other than the U.S. Dollar of $176.3 million and $100.3 million, respectively. Of these balances, cash and cash equivalents comprised $18.9 million and $46.4 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	As of September 30,
	2019	2018
Comprehensive income attributable to MAXIMUS	$(17,630)	$(10,030)
Net decrease in cash and cash equivalents	(1,890)	(4,640)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At September 30, 2019, the net value of these assets and liabilities was $56.7 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. Our interest rate for the revolving credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at September 30, 2019, was 2.02%. We had no borrowings under the facility at September 30, 2019. The majority of our outstanding debt at September 30, 2019 was comprised of short-term borrowings in foreign locations. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure. In the event that longer-term borrowings were required or if the costs of borrowing increased significantly, we would anticipate using our current cash balance to cover these obligations.

ITEM 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
on the Audited Consolidated Financial Statements

To the Shareholders and the Board of Directors of MAXIMUS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MAXIMUS, Inc. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 26, 2019 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Measuring variable consideration in certain Performance-based Revenue Contracts
Description of the Matter	As described in Note 1 and Note 4 to the consolidated financial statements, for certain of the Company's performance-based sales contracts revenue is recognized based on outcomes defined in each contract. Revenue recognition for certain of these contracts involves estimation of variable consideration utilizing management’s judgments about performance related to future outcomes or volume of transactions. Significant changes in these estimates could have a material effect on the Company’s results of operations. During the year ended September 30, 2019, approximately $235 million of revenue was recorded on contracts which included an estimate related to contract performance for future outcomes or volume of transactions.
Auditing the Company's measurement of variable consideration for these performance-based contracts requires judgment because the calculation involves estimates of the future outcomes, volume of transactions and the average rate of revenue per transaction. For example, these estimates reflect management’s assumptions about number of participants, the length of the contract, the participants reaching employment milestones as well as the amount of discount applied to determine the average rate of revenue per transaction.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate variable consideration, including determining the underlying assumptions about estimates of expected participants, the related service period and the average rate of revenue per transaction.
To test the variable consideration, our audit procedures included, among others, evaluating the significant judgments and the completeness and accuracy of the underlying data used in management’s calculation of variable consideration. For example, we tested management’s estimate of the number of participants reaching employment milestones and average rate of revenue per transaction based on discounts applied and anticipated volume of work by comparing the amount estimated to historical experience and performing sensitivity analyses to evaluate the changes in variable consideration that could result from changes in the Company’s significant assumptions.
Valuation of Acquired Intangible Asset
Description of the Matter	As described in Note 5 to the consolidated financial statements, the Company completed the acquisition of the General Dynamics Citizens Engagement Centers (CEC) business during the year ended September 30, 2019. The Company’s accounting for the acquisition included determining the fair value of the customer relationships intangible assets acquired.
Auditing the Company's accounting for the acquired intangible assets of CEC involved complex auditor judgment due to the estimation required in management’s determination of the fair value. The estimation was significant primarily due to the sensitivity of the respective fair values to the underlying assumptions, including discount rates, projected revenue growth rates and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing certain significant assumptions used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry and market trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the MAXIMUS, Inc.’s auditor since 1996.

Tysons, Virginia
November 26, 2019

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended September 30,
	2019	2018	2017
Revenue	$2,886,815	$2,392,236	$2,450,961
Cost of revenue	2,215,631	1,797,851	1,839,056
Gross profit	671,184	594,385	611,905
Selling, general and administrative expenses	321,023	285,241	284,593
Amortization of intangible assets	33,054	10,308	12,208
Restructuring costs	—	3,353	2,242
Gain on sale of a business	—	—	650
Operating income	317,107	295,483	313,512
Interest expense	2,957	1,000	2,162
Other income, net	3,170	4,726	2,885
Income before income taxes	317,320	299,209	314,235
Provision for income taxes	76,825	78,393	102,053
Net income	240,495	220,816	212,182
(Loss)/income attributable to noncontrolling interests	(329)	65	2,756
Net income attributable to MAXIMUS	$240,824	$220,751	$209,426
Basic earnings per share attributable to MAXIMUS	$3.73	$3.37	$3.19
Diluted earnings per share attributable to MAXIMUS	$3.72	$3.35	$3.17
Dividends per share	$1.00	$0.18	$0.18
Weighted average shares outstanding:
Basic	64,498	65,501	65,632
Diluted	64,820	65,932	66,065

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended September 30,
	2019	2018	2017
Net income	$240,495	$220,816	$212,182
Foreign currency translation adjustments	(8,427)	(9,334)	8,549
Interest rate hedge, net of income taxes of $-, $- and $-	—	—	1
Comprehensive income	232,068	211,482	220,732
Comprehensive (loss)/income attributable to noncontrolling interests	(329)	65	2,756
Comprehensive income attributable to MAXIMUS	$232,397	$211,417	$217,976

See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$105,565	$349,245
Short-term investments	—	20,264
Accounts receivable — billed and billable,net	476,690	357,613
Accounts receivable — unbilled	123,884	31,536
Income taxes receivable	20,805	5,979
Prepaid expenses and other current assets	62,481	43,995
Total current assets	789,425	808,632
Property and equipment, net	99,589	77,544
Capitalized software, net	32,369	22,429
Goodwill	584,469	399,882
Intangible assets, net	179,250	88,035
Deferred contract costs, net	18,921	14,380
Deferred compensation plan assets	32,908	34,305
Deferred income taxes	186	6,834
Other assets	8,615	9,959
Total assets	$1,745,732	$1,462,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$177,786	$114,378
Accrued compensation and benefits	106,789	95,555
Deferred revenue	43,344	51,182
Income taxes payable	13,952	4,438
Long-term debt, current portion	9,658	136
Other liabilities	12,709	11,760
Total current liabilities	364,238	277,449
Deferred revenue, less current portion	32,341	20,394
Deferred income taxes	46,560	26,377
Deferred compensation plan liabilities, less current portion	34,079	33,497
Other liabilities	20,313	17,864
Total liabilities	497,531	375,581
Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 63,979 and 64,371 shares issued and outstanding at September 30, 2019 and 2018, at stated amount, respectively	498,433	487,539
Accumulated other comprehensive loss	(45,380)	(36,953)
Retained earnings	794,739	633,281
Total MAXIMUS shareholders' equity	1,247,792	1,083,867
Noncontrolling interests	409	2,552
Total equity	1,248,201	1,086,419
Total liabilities and equity	$1,745,732	$1,462,000
See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended September 30,
	2019	2018	2017
Cash flows from operations:
Net income	$240,495	$220,816	$212,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and capitalized software	52,404	51,884	55,769
Amortization of intangible assets	33,054	10,308	12,208
Deferred income taxes	12,661	6,721	4,762
Stock compensation expense	20,774	20,238	21,365
Gain on sale of a business	—	—	(650)
Changes in assets and liabilities, net of effects of business combinations:
Accounts receivable — billed and billable	(60,313)	34,033	53,025
Accounts receivable — unbilled	14,818	4,920	26
Prepaid expenses and other current assets	(15,583)	4,954	2,584
Deferred contract costs	(4,670)	1,838	2,037
Accounts payable and accrued liabilities	47,580	(7,725)	(28,309)
Accrued compensation and benefits	2,288	(8,795)	8,849
Deferred revenue	16,488	(27,039)	(15,401)
Income taxes	(4,720)	7,262	8,901
Other assets and liabilities	1,451	(2,641)	(924)
Cash flows from operations	356,727	316,774	336,424
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(66,846)	(26,520)	(24,154)
Acquisition of businesses, net of cash acquired	(436,839)	—	(2,677)
Acquisition of noncontrolling interests	(647)	(157)	—
Proceeds from the sale of a business	—	—	1,035
Maturities/(purchases) of short-term investments	19,996	(19,996)	—
Other	453	1,436	575
Cash used in investing activities	(483,883)	(45,237)	(25,221)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(63,887)	(11,692)	(11,674)
Purchases of MAXIMUS common stock	(47,446)	(66,919)	(28,863)
Tax withholding related to RSU vesting	(8,915)	(8,529)	(9,175)
Borrowings under credit facility and other loan agreements	414,664	136,632	185,000
Repayment of credit facility and other long-term debt	(405,142)	(136,769)	(349,981)
Stock option exercises	—	—	924
Other	(133)	(4,603)	(1,660)
Cash used in financing activities	(110,859)	(91,880)	(215,429)
Effect of exchange rate changes on cash	(2,052)	(2,825)	3,660
Net (decrease)/increase in cash and cash equivalents	(240,067)	176,832	99,434
Cash, cash equivalents and restricted cash, beginning of period	356,559	179,727	80,293
Cash, cash equivalents and restricted cash, end of period	$116,492	$356,559	$179,727
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2016	65,223	$461,679	$(36,169)	$323,571	$4,059	$753,140
Net income	—	—	—	209,426	2,756	212,182
Foreign currency translation	—	—	8,549	—	—	8,549
Interest rate hedge, net of income taxes	—	—	1	—	—	1
Cash dividends	—	—	—	(11,674)	(1,132)	(12,806)
Dividends on RSUs	—	348	—	(348)	—	—
Purchases of MAXIMUS common stock	(558)	—	—	(28,863)	—	(28,863)
Stock compensation expense	—	21,365	—	—	—	21,365
Tax withholding relating to RSU vesting	—	(8,724)	—	—	—	(8,724)
Stock option exercises and RSU vesting	472	924	—	—	—	924
Balance at September 30, 2017	65,137	475,592	(27,619)	492,112	5,683	945,768
Net income	—	—	—	220,751	65	220,816
Foreign currency translation	—	—	(9,334)	—	—	(9,334)
Cash dividends	—	—	—	(11,692)	(2,915)	(14,607)
Dividends on RSUs	—	318	—	(318)	—	—
Purchases of MAXIMUS common stock	(1,088)	—	—	(67,572)	—	(67,572)
Stock compensation expense	—	20,238	—	—	—	20,238
Tax withholding related to RSU vesting	—	(8,733)	—	—	—	(8,733)
RSU vesting	322	—	—	—	—	—
Acquisition of noncontrolling interests	—	124	—	—	(281)	(157)
Balance at September 30, 2018	64,371	487,539	(36,953)	633,281	2,552	1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	240,824	(329)	240,495
Foreign currency translation	—	—	(8,427)	—	—	(8,427)
Cash dividends	—	—	—	(63,887)	(2,585)	(66,472)
Dividends on RSUs	—	1,611	—	(1,611)	—	—
Purchases of MAXIMUS common stock	(732)	—	—	(46,797)	—	(46,797)
Stock compensation expense	—	20,774	—	—	—	20,774
Tax withholding related to RSU vesting	—	(10,614)	—	—	—	(10,614)
RSU vesting	340	—	—	—	—	—
Acquisition of noncontrolling interests	—	(877)	—	—	218	(659)
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
   See accompanying notes to consolidated financial statements.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2019, 2018 and 2017
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during each reporting period. We regularly evaluate our estimates. For revenue recognition, we regularly review and update estimates of revenue in contracts where we are required to estimate outcomes which take place over several months, such as our welfare-to-work contracts. We also regularly update estimates where our contracts utilize an average effective rate based upon an anticipated number of participants. Other estimates include estimates of the collectibility of receivables, evaluation of asset impairment, accrual of estimated liabilities, valuation of acquisition-related contingent consideration liabilities and income taxes. Actual results could differ from those estimates.
Changes in financial reporting adopted in fiscal year 2019
Segments
Effective October 1, 2018, our Chief Executive Officer reorganized our reporting segments based upon the way that management intends to allocate resources, manage performance and evaluate results. This reorganization was a response to recent changes to the markets in which we operate, the increasing integration of health and human services programs worldwide and the evolving needs of our government clients as they aim to deliver services in a more holistic manner to their citizens. Our results for the three years ended September 30, 2019 were recast to conform with these new segments. See "Note 2. Business Segments" for more details of this change.
Revenue recognition
We adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018, using the modified retrospective method and, accordingly, we recognized the cumulative effect of adoption as an adjustment of $32.9 million to our opening retained earnings balance on October 1, 2018. We applied this standard only to contracts that had not been completed as of the date of adoption. For contracts that had been modified prior to October 1, 2018, we calculated the cumulative effect of the change on each contract based upon the aggregate effect of all of the modifications at that date.
Topic 606 applies to all of our contracts with customers and supersedes all previous standards on revenue recognition. In adopting this new standard, we are required to follow a five-step process in order to identify and recognize revenue based upon a principle that revenue should be recognized as goods and services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled for those goods and

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

services. It did not change the actual amount of revenue being recognized for the majority of our contracts but did change the methodology by which we identified that revenue.
The most significant change under this new standard required us to estimate and recognize revenue on contracts over the period where we provide a service. This affects contracts where performance outcomes are achieved over time, most notably for welfare-to-work contracts where we are compensated for placing individuals in sustained employment. Under our former methodology of recognizing revenue, we deferred recognizing this outcome-based revenue until the outcome was achieved. Under this new methodology, we estimate our anticipated future fees and recognize them over the expected period of performance. As a result, more judgments and estimates are required within the process of recognizing revenue than were required under the previous standard.
The adoption of Topic 606 resulted in the following changes to our opening balance sheet:

(dollars in thousands)	Balance at September 30, 2018	Adjustments due to adoption of new standard	Opening balance at October 1, 2018
Assets
Accounts receivable - unbilled	$31,536	$35,414	$66,950
Deferred income taxes	6,834	(6,625)	209
Liabilities and shareholders' equity
Deferred revenue - current	51,182	(11,767)	39,415
Deferred income taxes - long-term	26,377	7,074	33,451
Retained earnings	633,281	32,929	666,210
Noncontrolling interests	2,552	553	3,105

The table below shows the effects of the adoption of Topic 606 on our consolidated statements of operations for the year ended September 30, 2019.

	Twelve months ended September 30, 2019
(dollars in thousands, except per share data)	Balance under previous accounting guidance	Adjustments due to adoption of new standard	Balance as reported
Revenue	$2,883,697	$3,118	$2,886,815

Income before income taxes	314,202	3,118	317,320
Provision for income taxes	75,539	1,286	76,825
Net income	238,663	1,832	240,495
(Loss)/income attributable to noncontrolling interests	(977)	648	(329)
Net income attributable to MAXIMUS	$239,640	$1,184	$240,824
Basic earnings per share attributable to MAXIMUS	$3.72	$0.01	$3.73
Diluted earnings per share attributable to MAXIMUS	$3.70	$0.02	$3.72

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

The effect on our balance sheet would have been as follows:

(dollars in thousands)	Balance at September 30, 2019 under previous accounting guidance	Adjustments due to adoption of new standard	Balance at September 30, 2019 as reported
Assets
Accounts receivable - unbilled	$88,390	$35,494	$123,884
Deferred income taxes	8,065	(7,879)	186
Liabilities and shareholders' equity
Deferred revenue - current	54,834	(11,490)	43,344
Deferred income taxes - long-term	41,055	5,505	46,560
Common stock	497,232	1,201	498,433
Accumulated other comprehensive loss	(43,018)	(2,362)	(45,380)
Retained earnings	759,978	34,761	794,739

Additional information and disclosures relating to this accounting change are included within "Note 4. Revenue recognition."
The additional increase in our "Accounts receivable - unbilled" balance between October 1, 2018 and September 30, 2019 was principally due to the acquisition of the citizen engagement centers business. See "Note 5. Business combinations and disposals."
Statement of cash flows
We adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash on October 1, 2018, using the retrospective method. The most notable change relates to the treatment of balances we consider to be "restricted cash."
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. We will continue to report our restricted cash balances within "other current assets" on our balance sheet due to these restrictions. However, we are now required to include movements in cash, cash equivalents and restricted cash within our consolidated statements of cash flows.
Accordingly, we have presented our consolidated statements of cash flows using the new rules for all periods shown. Our balances for cash, cash equivalents and restricted cash are as follows:

	Balance as of
(dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Cash and cash equivalents	$105,565	$349,245	$166,252	$66,199
Restricted cash (recorded within "other current assets")	10,927	7,314	13,475	14,094
Cash, cash equivalents and restricted cash	$116,492	$356,559	$179,727	$80,293

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

Anticipated changes in financial reporting
Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). The new standard requires that assets and liabilities arising under most of our leases be recognized on the balance sheet. We adopted this standard using a modified retrospective approach while recording a cumulative adjustment to the balance sheet. Certain elections must be made in adopting the standard.
•We elected to use the package of practical expedients which, among other things, allows us to not reassess historical lease classification.
•We will not separate lease and non-lease components for all classes of leases, which allows us to account for a lease as a single component.
•We will use the optional transition method, which allows us to recognize a cumulative adjustment to the balance sheet at the date of adoption and to not recast our comparative periods.
•We will not use the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.
•We will not adjust our accounting for leases with an initial term of twelve months or less.

The adoption of the standard will have a material effect on our consolidated balance sheet in future periods. We will record right-of-use assets and lease liabilities for our real estate and equipment leases. There will also be adjustments to other assets and liabilities, primarily related to prepaid and deferred rent. We do not anticipate significant changes to our consolidated statements of operations or cash flows as a result of adopting this standard. We do not anticipate that the standard will affect our compliance with our existing contracts, including our credit facility.
At this time, we have transferred our leases to an accounting software solution and updated our processes and controls over leases. We continue to test our processes to ensure that our population of leases is complete and accurate and that our calculations of charges under the new standard are accurate.
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. We will adopt this guidance on October 1, 2020. The guidance may be adopted early and we may adopt using either a prospective or retrospective methodology. We are currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change any subsequent calculation of an impairment charge. This standard is effective for our 2021 fiscal year, although early adoption is permitted. The effect of this new standard will depend upon the outcome of future goodwill impairment tests.
Other recent accounting pronouncements are not expected to have a material effect on our financial statements.
Short term investments
At September 30, 2018, we held some liquid investments with an original maturity in excess of three months. We reported this balance as a short term investment through its maturity in October 2018.
Accounts receivable—billed, billable and unbilled and deferred revenue

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

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
We present unbilled receivables and deferred revenue as separate components of our consolidated balance sheets. These balances represent timing differences between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. At September 30, 2019, as a result on the adoption of ASC Topic 606, the balance also includes estimated fees where performance outcomes are anticipated but have not yet been achieved. Our unbilled receivable balance is recorded at fair value which is the value which we expect to invoice for the services performed, once the criteria for billing have been met. We defer revenue where we receive up-front funds to establish the infrastructure needed for a long-term contract.
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
Our reporting units are consistent with our operating segments, U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test, as of July 1, 2019, and determined that there had been no impairment of goodwill. In performing this assessment, we utilized an income approach. Such an approach requires estimation of future operating cash flows including business growth, utilization of working capital and discount rates. The valuation of the business as a whole is compared to our market value at the date of the test in order to verify the calculation.
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
All of the Company's capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and materials incurred for the development of application software for internal use are capitalized and depreciated using the straight-line method over the estimated useful life of the software, ranging from three to eight years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

Deferred contract costs consist of contractually recoverable direct set-up costs related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. During the year ending September 30, 2019, we recorded an impairment charge of $3.7 million on long-lived assets within our U.S. Health and Human Services Segment relating to an underperforming contract. No impairment charges were recorded in the two years ending September 30, 2018.
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
Foreign currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in other income, net.
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
We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we are able to estimate any potential liability which are updated as audits are completed.
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
For the years ended September 30, 2019, 2018 and 2017

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
We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheets at fair value under the heading of "Deferred Compensation Plan Assets". These assets have quoted prices in active markets (Level 1). See "Note 11. Employee benefit plans and deferred compensation" for further details.
We have recorded a contingent consideration payment related to an acquisition which may be paid between now and 2022. The related liability is recorded on our consolidated balance sheets as a liability at estimated fair value and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3).
2. Business segments
As noted above, we made changes to our business segments in fiscal year 2019. Since October 1, 2018, we conducted our operations through three business segments: U.S. Health and Human Services, U.S. Federal Services and Outside the U.S.
•Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs including the Affordable Care Act (ACA), Medicaid and the Children’s Health Insurance Program (CHIP). We also serve as administrators in state-based welfare-to-work and child support programs.
•Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessments services and system and software development and maintenance services for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.
•Our Outside the U.S. Segment provides BPS solutions for governments and commercial clients outside the United States, including health and disability assessments, program administration for welfare-to-work services and other related services. We support programs and deliver services in the United Kingdom, including HAAS, the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.
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

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

The results of these segments for the three years ended September 30, 2019 are shown below (in thousands).

	Year ended September 30,
	2019	2018	2017
Revenue:
U.S. Health and Human Services	$1,176,488	$1,213,911	$1,220,086
U.S. Federal Services	1,111,197	478,911	545,573
Outside the U.S.	599,130	699,414	685,302
Total	$2,886,815	$2,392,236	$2,450,961
Gross profit:
U.S. Health and Human Services	$344,109	$359,624	$348,906
U.S. Federal Services	242,070	126,698	139,321
Outside the U.S.	85,005	108,063	123,678
Total	$671,184	$594,385	$611,905
Selling, general and administrative expense:
U.S. Health and Human Services	$123,275	$140,990	$144,014
U.S. Federal Services	126,128	69,312	74,345
Outside the U.S.	68,944	72,095	64,742
Other	2,676	2,844	1,492
Total	$321,023	$285,241	$284,593
Operating income:
U.S. Health and Human Services	$220,834	$218,634	$204,892
U.S. Federal Services	115,942	57,386	64,976
Outside the U.S.	16,061	35,968	58,936
Amortization of intangible assets	(33,054)	(10,308)	(12,208)
Restructuring costs	—	(3,353)	(2,242)
Acquisition-related expenses	(2,691)	(947)	(83)
Gain on sale of a business	—	—	650
Other	15	(1,897)	(1,409)
Total	$317,107	$295,483	$313,512
Operating income as a percentage of revenue:
U.S. Health and Human Services	18.8%	18.0%	16.8%
U.S. Federal Services	10.4%	12.0%	11.9%
Outside the U.S.	2.7%	5.1%	8.6%
Total	11.0%	12.4%	12.8%
Depreciation and amortization:
U.S. Health and Human Services	$18,466	$20,963	$23,374
U.S. Federal Services	16,802	8,478	11,175
Outside the U.S.	17,136	22,443	21,220
Total	$52,404	$51,884	$55,769

Restructuring costs were incurred in the years ending September 30, 2018 and 2017 in our United Kingdom businesses. Acquisition-related expenses are costs of completed business combinations as well as the costs of any unsuccessful transactions. The charges above include costs for the acquisition of the citizen engagement centers business which were incurred in fiscal years 2018 and 2019. Other costs include those related to the acquisition of Revitalised Limited in fiscal year 2017.
We operate in the United States, the United Kingdom, Australia, Canada, Saudi Arabia and Singapore.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

Our revenue was distributed as follows (in thousands):

	Year ended September 30,
	2019	2018	2017
United States	$2,287,685	$1,692,823	$1,765,661
United Kingdom	293,695	347,026	346,342
Australia	198,795	247,850	232,434
Rest of World	106,640	104,537	106,524
Total	$2,886,815	$2,392,236	$2,450,961
Identifiable assets for the segments are shown below (in thousands):

	Year Ended September 30,
	2019	2018
U.S. Health and Human Services	$500,641	$442,063
U.S. Federal Services	795,553	375,807
Outside the U.S.	234,769	184,872
Corporate/Other	214,769	459,258
Total	$1,745,732	$1,462,000
Our long-lived assets, consisting of property and equipment, capitalized software costs and deferred compensation plan assets, were distributed as follows (in thousands):

	Year Ended September 30,
	2019	2018
United States	$134,511	$98,340
Australia	11,950	20,545
Canada	14,681	9,504
United Kingdom	3,129	5,498
Rest of World	595	391
Total	$164,866	$134,278

3. Earnings per share
The weighted average number of shares outstanding used to compute earnings per share was as follows (in thousands):

	Year ended September 30,
	2019	2018	2017
Weighted average shares outstanding	64,498	65,501	65,632
Effect of employee stock options and unvested restricted stock awards	322	431	433
Denominator for diluted earnings per share	64,820	65,932	66,065
For the years ended September 30, 2019, 2018 and 2017, we excluded approximately 10,000, 5,000 and 9,000 unvested restricted stock units, respectively, from the calculation of diluted earnings per share as the effect of including them would have been anti-dilutive.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

4. Revenue Recognition

Beginning October 1, 2018, we recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We adopted this standard using the modified retrospective method; accordingly, only periods after October 1, 2018, utilize this new standard.
Under this new standard, we recognize revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied.
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
Disaggregation of revenue
In addition to our segment and geography reporting, we disaggregate our revenues by product, contract type and customer type. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results which is further discussed in "Note 2. Segment information."

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

By operating segment and service

(dollars in thousands)	Year ended September 30, 2019
Program administration	$883,772
Assessments and appeals	136,109
Workforce and children services	100,454
Other	56,153
Total U.S. Health and Human Services	1,176,488

Program administration	779,573
Technology solutions	160,342
Assessments and appeals	171,282
Total U.S. Federal Services	1,111,197

Workforce and children services	272,801
Assessments and appeals	252,447
Program administration	63,734
Other	10,148
Total Outside the U.S.	599,130

Total revenue	$2,886,815

By contract type

(dollars in thousands)	Year ended September 30, 2019
Performance-based	$1,193,075
Cost-plus	1,088,541
Fixed price	441,146
Time and materials	164,053
Total revenue	$2,886,815

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

By customer type

(dollars in thousands)	Year ended September 30, 2019
New York State government agencies	$362,724
Other U.S. state government agencies	804,213
Total U.S. state government agencies	1,166,937

United States Federal Government agencies	1,040,980
International government agencies	558,599
Other, including local municipalities and commercial customers	120,299
Total revenue	$2,886,815

With the exceptions of the U.S. Federal Government and New York State, no customer provided more than 10% of our annual revenue in fiscal year 2019.
Many of our U.S. state government agency programs receive significant federal funding. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers.
Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables; the liabilities are classified as deferred revenue.
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
•Certain contracts include retainage balances, whereby revenue is earned but cash payments are held back by the customer for a period of time, typically to allow the customer to evaluate the quality of our performance. This balance is classified as accounts receivable - unbilled until restrictions on billing have been lifted.
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
•Following the adoption of ASC Topic 606 in fiscal year 2019, some of our contracts, notably our welfare-to-work contracts in the Outside the U.S. Segment, include payments for outcomes which occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

During the year ended September 30, 2019, we recognized revenue of $39.4 million included in our deferred revenue balances at October 1, 2018, as updated for the effects of ASC Topic 606.
Contract estimates
We are required to use estimates in recognizing certain revenue.
•Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract, the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. During the year ended September 30, 2019, we recognized revenue from these performance-based fees of $91.3 million. Our accounts receivable - unbilled balance at September 30, 2019 included $47.0 million of these estimated outcome fees.
•Other performance-based contracts with future outcomes include those where we recognize an average effective rate per participant based upon the total volume of expected participants. In this instance, we are required to estimate the amount of discount applied to determine the average rate of revenue per participant. During the year ended September 30, 2019, we recognized revenue from these performance-based fees of $144.0 million.
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In the year ended September 30, 2019, our revenue included a reduction of $10.9 million from changes in estimates.
Remaining performance obligations
At September 30, 2019, we had approximately $328 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 58% of this balance within the next twelve months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.
Accounts receivable reserves
Changes in the reserves against accounts receivable were as follows (in thousands):

	Year ended September 30,
	2019	2018	2017
Balance at beginning of year	$4,285	$6,843	$4,226
Additions to reserve	4,018	243	5,106
Deductions	(2,921)	(2,801)	(2,489)
Balance at end of year	$5,382	$4,285	$6,843
In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.
At September 30, 2019 and 2018, $11.5 million and $13.4 million of our unbilled receivables related to amounts pursuant to contractual retainage provisions. We anticipate that the majority of the fiscal 2019 balance will be billed and collected during fiscal year 2020.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

5. Business combinations and disposals
Citizen engagement centers
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. The assets acquired included existing contracts, contractual relationships and bids for contracts submitted prior to the acquisition date, as well as interests in leased properties, fixed assets, working capital and intangible assets. This acquisition strengthens our position in the administration of federal government programs. This business has been integrated into our U.S. Federal Services Segment. The contract provided for a purchase price of $400 million adjusted for the net working capital in excess of or less than an agreed upon target representing an estimate of normalized net working capital. The working capital balance at the acquisition date was higher than this estimate and, accordingly, we incurred a purchase price of $430.7 million. To fund the acquisition, we utilized $150 million of borrowings from our credit facility with the balance from our cash on our balance sheet.
As part of the acquisition, we incurred acquisition-related expenses, including legal, accounting and other consultant services. We recorded selling, general and administrative expenses of $2.7 million and $0.5 million in the years ended September 30, 2019 and 2018, respectively. We also incurred additional investing cash outflows of $4.5 million from the acquisition of software licenses required for the newly-acquired employees.
We considered this transaction to be an acquisition of a business. We have completed our valuation of the assets acquired and liabilities assumed.

(dollars in thousands)	Estimated purchase price allocation at June 30, 2019	Adjustments	Final purchase price allocation at September 30, 2019
Cash consideration	$430,699	$24	$430,723

Billed and unbilled receivables	142,165	(88)	142,077
Property and equipment	8,974	4,987	13,961
Other assets	4,508	22	4,530
Intangible assets	122,300	—	122,300
Total identifiable assets acquired	277,947	4,921	282,868
Accounts payable and other liabilities	31,862	4,923	36,785
Net identifiable assets acquired	246,085	(2)	246,083
Goodwill	184,614	26	184,640
Net assets acquired	$430,699	$24	$430,723

The fair value of the goodwill is estimated to be $184.6 million. This goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.

The fair value of the intangible assets acquired is estimated to be $122.3 million, representing customer relationships. We estimated this balance using the excess earnings method and used a number of estimates, including expected future earnings from the acquired business and an appropriate expected rate of return. We have assumed a useful economic life of 10 years for most contracts, representing our expectation of the period over which we will receive the benefit. Typically, our customer relationships are based upon the provision of services to our customers on a daily or monthly basis and, although contracts are frequently rebid, we believe that an incumbent provider typically enjoys significant competitive advantages. In reviewing the contract portfolio, we allocated a shorter life to a contract which pertains to the United States decennial census. This contract requires managing a significant ramp-up and ramp-down of work over the census cycle. As much of the benefit from this contract is anticipated to occur through fiscal years 2019 and 2020, we have utilized a shorter asset life for this

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

customer relationship. The average weighted intangible asset life is 7.6 years and amortization is being recorded on a straight-line basis.

	Useful life	Fair value
Customer relationships - all contracts except U.S. Census	10 years	$85,300
Customer relationship - U.S. Census	2 years	37,000
Total intangible assets		$122,300

From the acquisition date until September 30, 2019, the acquired business provided $615.1 million and $117.4 million of revenue and gross profit, respectively. Given the integration of the acquired business into our cost structure, it is impracticable to calculate the effect of the acquisition on operating income.
The following table presents certain results for the years ended September 30, 2019 and 2018, as though the acquisition had occurred on October 1, 2017. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs and include estimates of interest expense, as well as corresponding changes in our tax charge. This pro forma information is presented for information only. For example, this pro forma information does not include any of our anticipated synergies but does include, in both years shown, a charge of $18.5 million, related to the amortization of the U.S. Census customer relationship intangible asset. Although the U.S. Census contract commenced prior to October 1, 2017, more of the benefit will be recorded in fiscal year 2020. For these and other reasons, this pro forma information is not necessarily indicative of the results if the acquisition had taken place on that date.

	Pro forma results for the year ended September 30,
(dollars in thousands, except per share data)	2019	2018
Revenue	$2,985,244	$3,016,823
Net income	243,968	218,647
Basic earnings per share attributable to MAXIMUS	3.79	3.34
Diluted earnings per share attributed to MAXIMUS	3.77	3.32

GT Hiring Solutions
On August 16, 2019, we acquired 100% of the share capital of GT Hiring Solutions (2005) Inc. ("GT Hiring") for a purchase price estimated to be $6.1 million (8.1 million Canadian Dollars). The purchase price is subject to a net working capital true-up. GT Hiring provides employment services in British Columbia. We acquired GT Hiring to enhance the reach and capabilities of our Canadian employment services and, accordingly, the business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing the purchase price and the allocation of assets acquired and liabilities assumed. We have recorded estimated goodwill and intangible assets balances of $1.7 million and $2.7 million, respectively related to this acquisition. The goodwill represents the assembled workforce and enhanced knowledge, experience and reputation we have obtained from the acquisition and will be deductible for tax purposes. The intangible assets represent customer relationships.
Noncontrolling interests
Both our United Kingdom Remploy subsidiary and our business in Saudi Arabia had been partially owned by other parties. During fiscal year 2019, we acquired the share capital held by our partners for $0.4 million and $0.2 million, respectively.
Revitalised
On July 18, 2017, we acquired 100% of the share capital of Revitalised Limited ("Revitalised") for $4.0 million. Revitalised provides digital solutions to engage communities in the areas of health, fitness and wellbeing. We acquired Revitalised in order to enhance the capabilities of our health services programs in the United Kingdom and, accordingly, the business was integrated into our Outside the U.S. Segment. Revitalised included goodwill of

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

$2.8 million and intangible assets of $1.3 million. The goodwill represents the assembled workforce and enhanced capabilities stemming from the acquisition; the intangible assets represent the technology and customer relationships.
K-12 Education
On May 9, 2016, we sold our K-12 Education business. Following the settlement of certain contingencies in May 2017, we recorded a gain of $0.7 million.

Goodwill and intangible assets
Changes in goodwill for the years ended September 30, 2019 and 2018 are shown below. Goodwill has been reallocated to conform with our new segment reporting.

(Dollars in thousands)	U.S. Health and Human Services	U.S. Federal Services	Outside the U.S.	Total
Balance as of September 30, 2017	$139,588	$228,148	$35,240	$402,976
Foreign currency translation	—	—	(3,094)	(3,094)
Balance as of September 30, 2018	139,588	228,148	32,146	399,882
Acquisition of citizen engagement centers business	24,884	154,470	5,286	184,640
Acquisition of GT Hiring Solutions	—	—	1,347	1,347
Other	—	—	372	372
Foreign currency translation	—	—	(1,772)	(1,772)
Balance as of September 30, 2019	$164,472	$382,618	$37,379	$584,469
There have been no impairment charges to our goodwill.
Although the citizens engagement center business has been integrated into our U.S. Federal Services Segment, the acquisition provides benefits across all three segments. The most significant contracts acquired are cost-plus arrangements, which allow us to recover a greater share of our corporate overhead. Accordingly, we allocated goodwill based upon an estimate of the relative fair value of the benefit to each segment.
The following table sets forth the components of intangible assets (in thousands):

	As of September 30, 2019			As of September 30, 2018
	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$250,455	$72,430	$178,025	$129,113	$42,683	$86,430
Technology-based intangible assets	5,613	4,405	1,208	5,750	4,212	1,538
Trademarks and trade names	4,483	4,466	17	4,496	4,429	67
Total	$260,551	$81,301	$179,250	$139,359	$51,324	$88,035
As of September 30, 2019, our intangible assets have a weighted average remaining life of 9.0 years, comprising 9.1 years for customer contracts and relationships, 4.1 years for technology-based intangible assets and 0.3 years for trademarks and trade names. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of September 30, 2019, is as follows (in thousands):

2020	$35,632
2021	18,582
2022	16,212
2023	16,118
2024	15,994

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

6. Income taxes
The components of income before income taxes and the corresponding provision for income taxes are as follows (in thousands):

	Year ended September 30,
	2019	2018	2017
Income before income taxes:
United States	$280,092	$248,360	$257,910
Foreign	37,228	50,849	56,325
Income before income taxes	$317,320	$299,209	$314,235

	Year ended September 30,
	2019	2018	2017
Current provision:
Federal	$37,123	$42,318	$70,476
State and local	14,480	13,459	15,594
Foreign	12,561	15,895	11,221
Total current provision	64,164	71,672	97,291
Deferred tax expense (benefit):
Federal	12,627	4,106	5,490
State and local	3,013	2,902	643
Foreign	(2,979)	(287)	(1,371)
Total deferred tax expense (benefit)	12,661	6,721	4,762
Provision for income taxes	$76,825	$78,393	$102,053

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other things, the Act reduced the U.S. Federal tax rate from 35% to 21% from January 1, 2018.
In the first quarter of fiscal year 2019, we completed our assessment of the effects of the Act. We recognized tax benefit of $0.5 million related to our calculation of the transition tax liability, referred to as the "toll tax." In the year ending September 30, 2018, we recorded a toll tax charge of $9.4 million and a benefit of $10.5 million from reductions in our deferred tax liabilities.
Our federal statutory income tax rate prior to December 31, 2018 was 35%; for subsequent periods it was 21%. The provision for income taxes differs from that which would have resulted from the use of this rate is as follows (in thousands):

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

	Year ended September 30,
	2019	2018	2017
Federal income tax provision at statutory rate of 21%, 24.5% and 35%, respectively	$66,637	$73,396	$109,982
State income taxes, net of federal benefit	14,825	12,348	10,554
Foreign taxation	1,210	(1,531)	(6,940)
Permanent items	2,682	1,176	970
Tax credits	(3,730)	(2,438)	(4,851)
Toll tax	(481)	9,425	—
Deferred tax liability - tax rate change	—	(10,514)	—
Vesting of equity compensation	(4,783)	(2,849)	(6,569)
Other	465	(620)	(1,093)
Provision for income taxes	$76,825	$78,393	$102,053

The significant items comprising our deferred tax assets and liabilities as of September 30, 2019 and 2018 are as follows (in thousands):

	As of September 30,
	2019	2018
Net deferred tax assets/(liabilities)
Costs deductible in future periods	$19,133	$20,254
Deferred revenue	6,098	5,197
Stock compensation	3,617	3,469
Net operating loss carryforwards	798	302
Amortization of goodwill and intangible assets	(26,338)	(27,054)
Capitalized software	(8,635)	(6,016)
Accounts receivable - unbilled	(35,566)	(7,854)
Property and equipment	515	(2,011)
Prepaid expenses	(3,645)	(2,927)
Other	(2,351)	(2,903)
	$(46,374)	$(19,543)
Our deferred tax assets and liabilities are held in various national and international jurisdictions which do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions which show a net deferred tax asset and a net deferred tax liability. Our net deferred tax position is summarized below (in thousands):

	As of September 30,
	2019	2018
Balance of tax jurisdictions with net deferred tax assets	$186	$6,834
Balance of tax jurisdictions with net deferred tax liabilities	(46,560)	(26,377)
Net deferred tax liabilities	$(46,374)	$(19,543)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the United States in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes have been recorded with respect to such earnings.  As of September 30, 2019, our foreign subsidiaries held approximately $20.3 million of cash and cash equivalents in either U.S. Dollars or local currencies.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

Cash paid for income taxes during the years ended September 30, 2019, 2018, and 2017 was $69.2 million, $65.3 million and $87.8 million, respectively.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $3.6 million and $1.3 million at September 30, 2019 and 2018, respectively.
We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2019, 2018 and 2017, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2019 and 2018 includes approximately $0.8 million of interest and penalties.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows (in thousands):

	Year ended September 30,
	2019	2018	2017
Balance at beginning of year	$721	$633	$448
Increases for tax positions taken in current year	2,280	88	185
Balance at end of year	$3,001	$721	$633
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2013 and to state and local income tax examinations by tax authorities for years before 2014. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2015.
7. Debt
Credit facilities
Our credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sublimit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At September 30, 2019, we had no borrowings under the credit agreement.
In addition to borrowings under the credit agreement, we have an outstanding loan of $0.4 million (0.5 million Canadian Dollars) with the Atlantic Innovation Fund of Canada. There is no interest charge on this loan. The Atlantic Innovation Fund loan is repayable over 11 remaining quarterly installments.
Our credit agreement requires us to comply with covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2019. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company, but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent Company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At September 30, 2019, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
The credit agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.125% and 0.275%. Commitment fees

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

are recorded as interest expense on the consolidated statements of operations. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement.
In addition to our credit agreement, we have established smaller facilities in Australia, Canada and the United Kingdom in order to allow our businesses to meet short-term working capital needs. In the event of a need for more significant funding, our credit facility provides for the ability to borrow in foreign currencies.
Within the United States, we have letters of credit totaling $3.2 million, secured with restricted cash balances.
Derivative arrangement
In order to add stability to our interest expense and manage our exposure to interest rate movements, we may enter into derivative arrangements to fix payments on part of an outstanding loan balance. We agree to pay a fixed rate of interest to a financial institution and receive a balance equivalent to the floating rate payable. Our outstanding derivative instruments expired during fiscal year 2017. As this cash flow hedge was considered effective, the gains and losses in the fair value of this derivative instrument were reported in accumulated other comprehensive income (AOCI) in the consolidated statements of comprehensive income.
Interest payments
During the fiscal years ended September 30, 2019, 2018 and 2017, we made interest payments of $2.5 million, $0.6 million and $2.0 million, respectively.
8. Balance sheet components
Property and equipment
Property and equipment, at cost, consists of the following (in thousands):

	As of September 30,
	2019	2018
Land	$1,738	$1,738
Building and improvements	12,044	12,044
Office furniture and equipment	246,671	203,512
Leasehold improvements	69,183	55,918
	329,636	273,212
Less: Accumulated depreciation and amortization	(230,047)	(195,668)
Total property and equipment, net	$99,589	$77,544
Depreciation expense for the years ended September 30, 2019, 2018 and 2017 was $45.2 million, $40.7 million and $45.2 million, respectively.
Capitalized software
Capitalized software consists of the following (in thousands):

	As of September 30,
	2019	2018
Capitalized software	$103,643	$94,803
Less: Accumulated amortization	(71,274)	(72,374)
Total capitalized software, net	$32,369	$22,429
Amortization expense for the years ended September 30, 2019, 2018 and 2017 was $7.2 million, $11.2 million and $10.6 million, respectively. Most of this amortization was recorded within our "cost of revenue" on our consolidated statements of operations.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

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
Deferred contract costs consist of the following (in thousands):

	As of September 30,
	2019	2018
Deferred contract costs	$43,140	$29,941
Less: Accumulated amortization	(24,219)	(15,561)
Total deferred contract costs, net	$18,921	$14,380

Since September 30, 2018, we have deferred $14.5 million of costs. During the year ended September 30, 2019, we amortized $9.9 million of deferred contract costs. This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
The totals above include $3.7 million of costs which were deferred and subsequently written off during the year ended September 30, 2019. These costs related to a contract within our U.S. Health and Human Services Segment which is no longer able to recover the deferred costs. This expense was recorded within "cost of revenue" on our consolidated statements of operations.

9. Commitments and contingencies
Performance bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2019, we had performance bond commitments totaling $36.8 million. These bonds are typically renewed annually and remain in place until the contractual obligations have been satisfied. Although the triggering events vary from contract to contract, in general we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
Operating leases
We lease office space and equipment under various operating leases. Lease expense is calculated by identifying the total costs anticipated over the term of the lease which we are reasonably assured to use and recognizing this in equal installments over the term. Differences between lease expense and cash payments are recorded as assets or liabilities. As part of a property lease agreement, we may receive incentives from the landlord in the form of an allowance to allow us to customize the location. This payment forms part of a lease liability which is amortized over the term of the lease. The fixed assets acquired are amortized over the same lease term. Lease expense for the years ended September 30, 2019, 2018 and 2017 was $101.7 million, $77.0 million and $80.6 million, respectively.
Minimum future lease commitments under leases in effect as of September 30, 2019, are as follows (in thousands):

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

	Office space	Equipment	Total
Year ending September 30,
2020	$93,119	$8,605	$101,724
2021	52,402	6,228	58,630
2022	33,645	2,384	36,029
2023	23,942	118	24,060
2024	9,842	77	9,919
Thereafter	7,295	—	7,295
Total minimum lease payments	$220,245	$17,412	$237,657

Sublease income for the year ended September 30, 2019, was $0.9 million, and we anticipate future sublease income of approximately $0.5 million in fiscal year 2020.
Collective bargaining agreements
Approximately 8% of our employees are covered by collective bargaining agreements or similar arrangements, the majority of which expire within one year.
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
10. Equity
Stock compensation
At September 30, 2019, 0.9 million shares remained available for grants under our 2017 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.
We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2019, 2018 and 2017, compensation expense recognized related to RSUs was $20.8 million, $20.2 million and $21.4 million, respectively. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We estimate our stock award forfeitures as we expense each award.
A summary of our RSU activity for the year ended September 30, 2019, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2018	661,933	$57.78
Granted	382,706	66.96
Vested	(357,934)	58.70
Forfeited	(40,576)	59.57
Non-vested shares outstanding at September 30, 2019	646,129	62.60
In addition to the non-vested shares, certain directors and employees held approximately 0.6 million vested awards whose issuance has been deferred as of September 30, 2019.
The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2018 and 2017, was $64.33 and $53.63, respectively. The total fair value of RSUs which vested during the years ended September 30, 2019, 2018 and 2017 was $27.4 million, $30.3 million and $24.9 million, respectively. As of September 30, 2019, the total remaining unrecognized compensation cost related to unvested RSUs was $38.8 million. This expense is expected to be realized over the next four years, with a weighted average life of 1.5 years.
Prior to fiscal year 2008, we granted stock options to certain employees. These were granted at exercise prices equal to the fair market value of our common stock at the date of grant, vested over a period of four years and expired ten years after the date of the grant. No compensation expenses related to stock options were recorded in any of the years shown. By September 30, 2017, all stock options issued had either been exercised or expired and no new options have been issued. The following table summarizes information pertaining to the stock options vested and exercised for the years presented (in thousands):

	Year ended September 30,
	2019	2018	2017
Aggregate intrinsic value of all stock options exercised	$—	$—	$4,025
Net cash proceeds from exercise of stock options	—	—	924
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $9.9 million, $8.7 million and $15.0 million for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Employees are permitted to forfeit a certain number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the consolidated statements of cash flows as financing cash flows. During the three years ending September 30, 2019, 2018 and 2017, we incurred liabilities related to these forfeitures of $10.6 million, $8.7 million and $8.7 million, respectively.
Stock purchase programs
Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. This resolution superseded a similar authorization from August 2015. The resolution also authorizes the use of option exercise proceeds for the purchases of our common stock. During the years ended September 30, 2019, 2018 and 2017, we purchased 0.7 million, 1.1 million and 0.6 million common shares at a cost of $46.8 million, $67.6 million and $28.9 million, respectively. At September 30, 2019, $146.0 million remained available for future stock purchases.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

11. Employee benefit plans and deferred compensation
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. During the years ended September 30, 2019, 2018 and 2017, we contributed $12.3 million, $7.4 million and $7.0 million to the 401(k) plans, respectively. The increase in the year ending September 30, 2019, was caused by the significant influx of new employees from the citizen engagement centers business. Outside the U.S., we have a number of defined contribution pension plans. During the years ended September 30, 2019, 2018 and 2017, we contributed $18.6 million, $19.5 million, and $18.1 million to these plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 93% of the liabilities as of September 30, 2019. The assets within the Rabbi Trust include $20.7 million invested in mutual funds which have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value with changes in fair value being recorded in the consolidated statements of operations.

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

12. Quarterly information (unaudited)
Set forth below are selected quarterly consolidated statements of operations data for the fiscal years ended September 30, 2019 and 2018. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.
Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter's earnings per share amount may not equal the total earnings per share amount for the respective year.

	Quarter Ended
	Dec. 31, 2018	March 31,2019	June 30,2019	Sept. 30,2019
	(In thousands, except per share data)
U.S. Health and Human Services	$294,213	$290,737	$291,132	$300,406
U.S. Federal Services	216,987	289,736	292,295	312,179
Outside the U.S.	153,419	156,047	147,283	142,381
Revenue	$664,619	$736,520	$730,710	$754,966

U.S. Health and Human Services	$88,031	$86,260	$86,664	$83,154
U.S. Federal Services	47,985	60,696	66,803	66,586
Outside the U.S.	23,249	22,466	20,780	18,510
Gross profit	$159,265	$169,422	$174,247	$168,250

U.S. Health and Human Services	$55,892	$56,860	$54,250	$53,832
U.S. Federal Services	21,353	29,592	33,907	31,090
Outside the U.S.	4,441	4,474	4,989	2,157
Amortization of intangible assets	(5,458)	(9,519)	(9,049)	(9,028)
Acquisition-related expenses	(2,691)	—	—	—
Other/corporate	599	394	(503)	(475)
Operating income	$74,136	$81,801	$83,594	$77,576

Net income	$55,723	$61,766	$62,965	$60,041
Net income attributable to MAXIMUS	$55,913	$61,924	$62,898	$60,089

Basic earnings per share attributable to MAXIMUS	$0.86	$0.96	$0.98	$0.93
Diluted earnings per share attributable to MAXIMUS	$0.86	$0.96	$0.97	$0.93

MAXIMUS, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2019, 2018 and 2017

	Quarter Ended
	Dec. 31, 2017	March 31,2018	June 30,2018	Sept. 30,2018
	(In thousands, except per share data)
U.S. Health and Human Services	$304,241	$306,249	$314,477	$288,944
U.S. Federal Services	132,983	116,327	112,226	117,375
Outside the U.S.	185,924	190,211	171,152	152,127
Revenue	$623,148	$612,787	$597,855	$558,446

U.S. Health and Human Services	$84,231	$86,586	$101,425	$87,382
U.S. Federal Services	33,358	27,374	32,276	33,690
Outside the U.S.	34,371	34,843	20,983	17,866
Gross profit	$151,960	$148,803	$154,684	$138,938

U.S. Health and Human Services	$49,426	$49,970	$67,043	$52,195
U.S. Federal Services	16,710	9,834	14,877	15,965
Outside the U.S.	16,265	16,440	4,208	(945)
Amortization of intangible assets	(2,718)	(2,603)	(2,525)	(2,462)
Restructuring costs	—	(2,320)	—	(1,033)
Acquisition-related expenses	—	—	—	(947)
Other/corporate	—	—	(1,032)	(865)
Operating income	$79,683	$71,321	$82,571	$61,908

Net income	$59,952	$55,106	$60,242	$45,516
Net income attributable to MAXIMUS	$59,091	$55,492	$59,861	$46,307

Basic earnings per share attributable to MAXIMUS	$0.90	$0.84	$0.91	$0.71
Diluted earnings per share attributable to MAXIMUS	$0.89	$0.84	$0.91	$0.71

13. Subsequent Events
Dividend
On October 10, 2019, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of the Company's common stock outstanding. The dividend will be paid on November 29, 2019, to shareholders of record on November 15, 2019. Based on the number of shares outstanding, the payment will be approximately $17.9 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2019, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2019, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Regarding Internal Control over Financial Reporting

To the Shareholders and the Board of Directors of MAXIMUS, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MAXIMUS, Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MAXIMUS, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2019 of MAXIMUS, Inc. and our report dated November 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
November 26, 2019

PART III
The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2020 Annual Meeting of Shareholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC), except as otherwise indicated below:
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 30, 2019, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders	646,129	$—	897,085
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	646,129	$—	897,085
_______________________________________________
(1)In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2019, all shares under the 2017 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to the Proxy Statement.
ITEM 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules.
a.1. Financial Statements.
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
b.Exhibits — see Item 15(a)(3) above.
c.Financial Statement Schedules — see Item 15(a)(2) above.

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
			Annual Report on Form 10-K (File No. 1-12997)	November 20, 2017
21.1	s	Subsidiaries of the Company.
23.1	s	Consent of Independent Registered Public Accounting Firm.
31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	❖	Section 906 Principal Executive Officer Certification.
32.2	❖	Section 906 Principal Financial Officer Certification.
99.1	s	Special Considerations and Risk Factors.
101		The following materials from the MAXIMUS, Inc. Annual Report on Form 10-K for the year ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

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

Dated: November 26, 2019	MAXIMUS, INC.
	By:	/s/ BRUCE L. CASWELL
Bruce L. Caswell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L. CASWELL	President, Chief Executive Officer and Director (principal executive officer)	November 26, 2019
Bruce L. Caswell

/s/ RICHARD J. NADEAU	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 26, 2019
Richard J. Nadeau

/s/ PETER B. POND	Chairman of the Board of Directors	November 26, 2019
Peter B. Pond

/s/ RICHARD A. MONTONI	Vice Chairman of the Board of Directors	November 26, 2019
Richard A. Montoni

/s/ ANNE K. ALTMAN	Director	November 26, 2019
Anne K. Altman

/s/ RUSSELL A. BELIVEAU	Director	November 26, 2019
Russell A. Beliveau

/s/ PAUL R. LEDERER	Director	November 26, 2019
Paul R. Lederer

/s/ GAYATHRI RAJAN	Director	November 26, 2019
Gayathri Rajan

/s/ RAYMOND B. RUDDY	Director	November 26, 2019
Raymond B. Ruddy

/s/ MICHAEL J. WARREN	Director	November 26, 2019
Michael J. Warren