Form 10-Q
period 2019-12-31
MAXIMUS, INC.
filed 2020-02-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019
OR
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

As of February 3, 2020, there were 63,943,497 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2019

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
•matters related to business we have disposed of or divested; and
•other factors set forth in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019.
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Revenue	$818,229	$664,619
Cost of revenue	642,779	505,354
Gross profit	175,450	159,265
Selling, general and administrative expenses	87,227	79,671
Amortization of intangible assets	9,088	5,458
Operating income	79,135	74,136
Interest expense	484	625
Other income, net	719	2,045
Income before income taxes	79,370	75,556
Provision for income taxes	20,636	19,833
Net income	58,734	55,723
Loss attributable to noncontrolling interests	—	(190)
Net income attributable to MAXIMUS	$58,734	$55,913
Basic earnings per share	$0.91	$0.86
Diluted earnings per share	$0.91	$0.86
Dividends paid per share	$0.28	$0.25
Weighted average shares outstanding:
Basic	64,597	64,827
Diluted	64,758	64,977

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Net income	$58,734	$55,723
Foreign currency translation adjustments	6,893	(5,720)
Comprehensive income	65,627	50,003
Comprehensive loss attributable to noncontrolling interests	—	(190)
Comprehensive income attributable to MAXIMUS	$65,627	$50,193

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,515	$105,565
Accounts receivable — billed and billable, net of reserves of $6,846 and $5,382	511,670	476,690
Accounts receivable — unbilled	123,420	123,884
Income taxes receivable	6,049	20,805
Prepaid expenses and other current assets	53,254	62,481
Total current assets	843,908	789,425
Property and equipment, net	92,377	99,589
Capitalized software, net	32,936	32,369
Operating lease right-of-use assets	200,690	—
Goodwill	586,659	584,469
Intangible assets, net	171,077	179,250
Deferred contract costs, net	18,224	18,921
Deferred compensation plan assets	35,151	32,908
Deferred income taxes	191	186
Other assets	8,578	8,615
Total assets	$1,989,791	$1,745,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$174,707	$177,786
Accrued compensation and benefits	104,263	106,789
Deferred revenue	42,756	43,344
Income taxes payable	5,563	13,952
Current portion of long-term debt and other borrowings	7,009	9,658
Operating lease liabilities	85,625	—
Other liabilities	12,785	12,709
Total current liabilities	432,708	364,238
Deferred revenue, less current portion	32,105	32,341
Deferred income taxes	47,344	46,560
Deferred compensation plan liabilities, less current portion	37,298	34,079
Operating lease liabilities, net of current portion	121,620	—
Other liabilities	19,711	20,313
Total liabilities	690,786	497,531
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 63,953 and 63,979 shares issued and outstanding at December 31, 2019, and September 30, 2019, at stated amount, respectively	504,184	498,433
Accumulated other comprehensive loss	(38,487)	(45,380)
Retained earnings	833,308	794,739
Total MAXIMUS shareholders' equity	1,299,005	1,247,792
Noncontrolling interests	—	409
Total equity	1,299,005	1,248,201
Total liabilities and equity	$1,989,791	$1,745,732

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operations:
Net income	$58,734	$55,723
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	15,318	11,231
Amortization of intangible assets	9,088	5,458
Deferred income taxes	422	16,511
Stock compensation expense	5,397	4,971
Change in assets and liabilities net of effects of business combinations
Accounts receivable — billed and billable	(31,016)	(69,890)
Accounts receivable — unbilled	2,013	20,198
Prepaid expenses and other current assets	4,063	(5,691)
Deferred contract costs	848	(1,757)
Accounts payable and accrued liabilities	2,403	26,564
Accrued compensation and benefits	6,842	377
Deferred revenue	(1,345)	(372)
Income taxes	13,984	(3,848)
Operating lease right-of-use assets and liabilities	(1,622)	—
Other assets and liabilities	2,138	(135)
Cash flows from operations	87,267	59,340
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(10,487)	(9,973)
Acquisitions of businesses, net of cash acquired	—	(421,809)
Maturities of short-term investments	—	19,996
Other	25	47
Cash used in investing activities	(10,462)	(411,739)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(17,913)	(16,033)
Purchases of MAXIMUS common stock	(1,898)	(40,984)
Tax withholding related to RSU vesting	(10,614)	(8,915)
Borrowings under credit facility and other loan agreements	83,419	195,100
Repayment of credit facility and other long-term debt	(86,301)	(70,033)
Other	(493)	(133)
Cash (used in)/provided by financing activities	(33,800)	59,002
Effect of exchange rate changes on cash and cash equivalents	1,452	(1,068)
Net increase/(decrease) in cash, cash equivalents and restricted cash	44,457	(294,465)
Cash, cash equivalents and restricted cash, beginning of period	116,492	356,559
Cash, cash equivalents and restricted cash, end of period	$160,949	$62,094

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	58,734	—	58,734
Foreign currency translation	—	—	6,893	—	—	6,893
Cash dividends	—	—	—	(17,913)	(409)	(18,322)
Dividends on RSUs	—	354	—	(354)	—	—
Purchases of common stock	(26)	—	—	(1,898)	—	(1,898)
Stock compensation expense	—	5,397	—	—	—	5,397
Balance at December 31, 2019	63,953	$504,184	$(38,487)	$833,308	$—	$1,299,005

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling interest	Total
Balance at September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	55,913	(190)	55,723
Foreign currency translation	—	—	(5,720)	—	—	(5,720)
Cash dividends	—	—	—	(16,033)	(133)	(16,166)
Dividends on RSUs	—	428	—	(428)	—	—
Purchases of common stock	(654)	—	—	(41,330)	—	(41,330)
Stock compensation expense	—	4,971	—	—	—	4,971
Balance at December 31, 2018	63,717	$492,938	$(42,673)	$664,332	$2,782	$1,117,379

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2019 and 2018

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
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
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2019 and 2018, and for each of the three years ended September 30, 2019, included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 26, 2019.
Changes in financial reporting
Leases
Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet, except for those with an initial term of less than 12 months. We adopted this standard using a modified retrospective approach. Accordingly, we did not recast prior period financial information. Certain elections were made in adopting the standard.
•We elected to use the package of practical expedients which, among other things, allows us to not reassess historical lease classification.
•We do not separate lease and non-lease components for all classes of leases, which allows us to account for a lease as a single component.
•We used the optional transition method, which did not require us to recast our comparative periods.
•We did not use the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.
•We did not adjust our accounting for leases with an initial term of twelve months or less.

Upon adopting Topic 842, we recognized a lease liability of $214.5 million, reflecting the present value of the future remaining minimum lease payments. Changes to our opening balance sheet are summarized below. There was no cumulative impact to our retained earnings and the changes did not cause any material changes in our statements of operations or our statements of cash flows. The adoption of Topic 842 does not affect our compliance with our existing contracts, including our credit facility.

(dollars in thousands)	Balance at September 30, 2019	Adjustments due to adoption of new standard	Opening balance at October 1, 2019
Assets
Prepaid expenses and other current assets	$62,481	$(6,131)	$56,350
Operating lease right-of-use assets	—	206,314	206,314
Liabilities and shareholders' equity
Accounts payable and accrued expenses	177,786	(5,250)	172,536
Operating lease liabilities	—	88,276	88,276
Other current liabilities	12,709	(648)	12,061
Operating lease liabilities, net of current portion	—	126,197	126,197
Other long-term liabilities	20,313	(8,392)	11,921

At the adoption of Topic 842, the Company recognized deferred tax assets and liabilities corresponding to the operating lease liabilities and operating right-of-use assets, respectively. These balances offset each other and no net effect resulted from this change.
Additional information and disclosures relating to this change are included within "Note 3. Leases."
Forthcoming changes
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change any subsequent calculation of an impairment charge. We will adopt this guidance on October 1, 2020. The effect of this new standard will depend upon the outcome of future goodwill impairment tests.
Other recent accounting pronouncements are not expected to have a material effect on our financial statements.

2. Segment Information
The table below provides certain financial information for each of our business segments. We operate our business through three segments.
•Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments services, and related consulting work for U.S. state and local government programs. These services support a variety of programs including the Affordable Care Act (ACA), Medicaid and the Children’s Health Insurance Program (CHIP). We also serve as administrators in state-based welfare-to-work and child support programs.
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
•Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended December 31,
(dollars in thousands)	2019	% (1)	2018	% (1)
Revenue:
U.S. Health & Human Services	$312,281		$294,213
U.S. Federal Services	366,571		216,987
Outside the U.S.	139,377		153,419
Total	$818,229		$664,619
Gross profit:
U.S. Health & Human Services	$89,590	28.7%	$88,031	29.9%
U.S. Federal Services	70,821	19.3%	47,985	22.1%
Outside the U.S.	15,039	10.8%	23,249	15.2%
Total	$175,450	21.4%	$159,265	24.0%
Selling, general & administrative expense:
U.S. Health & Human Services	$31,398	10.1%	$32,139	10.9%
U.S. Federal Services	39,239	10.7%	26,632	12.3%
Outside the U.S.	16,053	11.5%	18,808	12.3%
Other (2)	537	NM	2,092	NM
Total	$87,227	10.7%	$79,671	12.0%
Operating income:
U.S. Health & Human Services	$58,192	18.6%	$55,892	19.0%
U.S. Federal Services	31,582	8.6%	21,353	9.8%
Outside the U.S.	(1,014)	(0.7)%	4,441	2.9%
Amortization of intangible assets	(9,088)	NM	(5,458)	NM
Other	(537)	NM	(2,092)	NM
Total	$79,135	9.7%	$74,136	11.2%
(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) Other selling, general and administrative expenses includes credits and costs that are not allocated to a particular segment. In the three months ended December 31, 2018, these other costs include $2.7 million of costs related to the acquisition of the citizen engagement centers business.

Identifiable assets for the segments are shown below (in thousands):

	December 31, 2019	September 30, 2019
U.S. Health & Human Services	$584,038	$500,641
U.S. Federal Services	922,613	795,553
Outside the U.S.	245,289	234,769
Corporate	237,851	214,769
Total	$1,989,791	$1,745,732

3. Leases

Beginning October 1, 2019, we identify contracts which are, or contain, leases where a contract allows us the right to control identified property or equipment for a period of time in return for consideration. Our leases are typically for office space or facilities, as well as some equipment leases. Where contracts include both lease and non-lease components, we do not typically separate the non-lease components in our accounting.
At the inception of a lease, we recognize a liability for future minimum lease payments based upon the present value of those payments.
•In identifying our future minimum lease payments, we do not include variable lease costs, such as those for maintenance or utilities. These are recorded as lease expenses in the period in which they are incurred.
•In identifying future lease payments, we do not include short-term leases, identified as those with an initial term of twelve months or less.
•Lease options are included within our lease liability only where it is reasonably certain that we will utilize those periods of the lease and incur the related costs.
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company-specific, country-specific and lease-specific factors. The weighted average incremental borrowing rate utilized at December 31, 2019 is 3.6%.
Over the course of a lease, the lease liability is reduced as scheduled lease payments are made and increased as the implied interest charges are added.
Our right-of-use asset is based upon the lease liability at the contract inception but is adjusted over the life of the lease by lease prepayments, additional costs or lease incentives. The right-of-use asset is amortized on a straight-line basis over the lease term, offset by the interest accretion recorded on the lease liability.
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue". Facilities and assets which serve management and support functions are expensed through "selling, general and administrative expenses". Costs recorded in the three months ended December 31, 2019 are summarized below.

(dollars in thousands)	Three months ended December 31, 2019
Operating lease cost	$25,250
Short-term lease cost	2,110
Variable lease cost	3,334
Total operating lease costs	$30,694

Future minimum lease payments for noncancelable operating leases as of December 31, 2019 are shown below.

(dollars in thousands)	Office space	Equipment	Total
For the years ended September 30,
Remainder of 2020	$63,960	$6,336	$70,296
2021	58,107	6,812	64,919
2022	38,047	2,904	40,951
2023	25,691	124	25,815
2024	11,181	77	11,258
Thereafter	7,067	—	7,067
Total minimum lease payments	$204,053	$16,253	$220,306
Less imputed interest	(11,269)	(1,792)	(13,061)
Total lease liabilities	$192,784	$14,461	$207,245

Our weighted average remaining lease term at December 31, 2019 is 3.1 years.
For the three months ended December 31, 2019, we made cash payments of $28.1 million for amounts included in our lease liabilities. New or amended leases resulted in additional right-of-use assets of $17.3 million.

4. Revenue recognition

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
Disaggregation of revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results which is further discussed in "Note 2. Segment information."

By operating segment and service

(dollars in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Program administration	$236,907	$218,973
Assessments and appeals	33,831	37,221
Workforce and children services	29,386	23,903
Other	12,157	14,116
Total U.S. Health and Human Services	312,281	294,213

Program administration	281,688	140,121
Technology solutions	43,606	38,883
Assessments and appeals	41,277	37,983
Total U.S. Federal Services	366,571	216,987

Workforce and children services	57,239	73,278
Assessments and appeals	62,643	62,310
Program administration	17,094	15,320
Other	2,401	2,511
Total Outside the U.S.	139,377	153,419

Total revenue	$818,229	$664,619

By contract type

(dollars in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Performance-based	$292,758	$312,887
Cost-plus	362,811	175,298
Fixed price	119,216	147,151
Time and materials	43,444	29,283
Total revenue	$818,229	$664,619

By customer type

(dollars in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
New York State government agencies	$97,223	$91,712
Other U.S. state government agencies	209,886	198,902
Total U.S. state government agencies	307,109	290,614

United States Federal Government agencies	351,833	198,278
International government agencies	130,816	142,781
Other, including local municipalities and commercial customers	28,471	32,946
Total revenue	$818,229	$664,619

By geography

(dollars in thousands)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
United States of America	$678,852	$511,200
United Kingdom	73,002	73,418
Australia	37,435	53,373
Rest of world	28,940	26,628
Total revenue	$818,229	$664,619

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
•Some of our contracts, notably our welfare-to-work contracts in the Outside the U.S. Segment, include payments for outcomes, such as job retention, which occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.
During the three months ended December 31, 2019 and 2018, we recognized revenue of $18.0 million and $21.8 million included in our deferred revenue balances at September 30, 2019 and 2018, respectively.
Contract estimates
We are required to use estimates in recognizing certain revenue.
•Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.
•Other performance-based contracts with future outcomes include those where we recognize an average effective rate per participant based upon the total volume of expected participants. In this instance, we are required to estimate the amount of discount applied to determine the average rate of revenue per participant.
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In the three months ended December 31, 2019 and 2018, we reported reductions in revenue of $1.4 million and $1.5 million from changes in estimates, respectively.
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
In the three months ended December 31, 2019 and 2018, we deferred $1.3 million and $3.1 million of costs, respectively, and recorded amortization expense of $2.2 million and $1.3 million, respectively. This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
Remaining performance obligations
At December 31, 2019, we had approximately $300 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next twelve months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

5. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(shares in thousands)	2019	2018
Basic weighted average shares outstanding	64,597	64,827
Dilutive effect of unvested RSUs	161	150
Denominator for diluted earnings per share	64,758	64,977

Our dilutive earnings per share for the three months ended December 31, 2019 and 2018, excludes any effect from approximately 274,000 and 282,000 unvested restricted stock units, respectively, as adding them to our calculation would have been antidilutive.

6. Acquisitions
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business for $430.7 million. This acquisition strengthens our position in the administration of federal government programs and the business was integrated into our U.S. Federal Services Segment. We completed our allocation of the purchase price to the assets acquired and liabilities assumed in September 2019, including goodwill of $184.6 million and intangible assets of $122.3 million.
On August 16, 2019, we acquired 100% of the share capital of GT Hiring Solutions (2005) Inc. ("GT Hiring") for a purchase price estimated to be $6.1 million (8.1 million Canadian Dollars). The purchase price is subject to a net working capital true-up. GT Hiring provides employment services in British Columbia. We acquired GT Hiring to enhance the reach and capabilities of our Canadian employment services and, accordingly, the business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing the purchase price and the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets balances of $1.7 million and $2.7 million, respectively, related to this acquisition. The goodwill represents the assembled workforce and enhanced knowledge, experience and reputation we have obtained from the acquisition and will be deductible for tax purposes. The intangible assets represent customer relationships, which will be amortized over seven years.

7. Supplemental Disclosures
Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. During the three months ended December 31, 2019, we purchased 26,000 of our common shares at a cost of $1.9 million. During the three months ended December 31, 2018, we acquired approximately 654,000 common shares at a cost of $41.3 million. At December 31, 2019, $144.1 million remained available for future stock purchases. Subsequent to December 31, 2019, we have purchased a further 30,000 shares at a cost of $2.2 million.
During the three months ended December 31, 2019, we granted 287,000 restricted stock units to our board of directors and employees. These awards will vest ratably over one and five years, respectively.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At December 31, 2019, the deferred compensation plan held $22.1 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before December 31, 2019. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other assets" on our balance sheet and is included within "cash, cash equivalents and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(dollars in thousands)	December 31, 2019	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$149,515	$105,565	$54,736	$349,245
Restricted cash (recorded within "other current assets")	11,434	10,927	7,358	7,314
Cash, cash equivalents and restricted cash	160,949	116,492	62,094	356,559

During the three months ended December 31, 2019 and 2018, we made interest payments of $0.2 million and $0.2 million, respectively.
During the three months ended December 31, 2019 and 2018, we made income tax payments of $6.3 million and $7.1 million, respectively.

8. Litigation
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the United States Federal Government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local and foreign governments for taxes. We are also involved in various claims, arbitrations and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

9. Subsequent Events
On January 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on February 28, 2020, to shareholders of record on February 14, 2020. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $18 million.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019.

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
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, has provided increased scale, customer base and competitive advantages in our business with the United States Federal Government. In August 2019, we acquired GT Hiring Solutions in Canada, which we have integrated into our Outside the U.S. Segment. This acquisition supplements our existing businesses in this segment.

Financial Overview
We operate our business through three segments, U.S. Health and Human Services, U.S. Federal Services and Outside the U.S. The results for each of these segments for the three months ended December 31, 2019, compared to the comparative periods in fiscal year 2019, were affected by different factors.
•Our U.S. Health & Human Services Segment reported organic revenue growth of 6.1% and operating profit margins of 18.6%.
•Our U.S. Federal Services Segment reported growth from the acquisition of the citizen engagement centers business and organic growth both from the acquired business and the core MAXIMUS business. Much of the growth was driven by the Census Questionnaire Assistance contract.
•Our Outside the U.S. Segment continues to be challenged by market conditions.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2019	2018
Revenue	$818,229	$664,619
Cost of revenue	642,779	505,354
Gross profit	175,450	159,265
Gross profit percentage	21.4%	24.0%
Selling, general and administrative expenses	87,227	79,671
Selling, general and administrative expense as a percentage of revenue	10.7%	12.0%
Amortization of intangible assets	9,088	5,458
Operating income	79,135	74,136
Operating margin	9.7%	11.2%
Interest expense	484	625
Other income, net	719	2,045
Income before income taxes	79,370	75,556
Provision for income taxes	20,636	19,833
Effective income tax rate	26.0%	26.2%
Net income	58,734	55,723
Loss attributable to noncontrolling interests	—	(190)
Net income attributable to MAXIMUS	$58,734	$55,913
Basic earnings per share	$0.91	$0.86
Diluted earnings per share	$0.91	$0.86
As our business segments have different factors driving revenue fluctuations and profitability, the sections that follow cover these segments in greater detail.

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended December 31, 2018	$664,619		$505,354		$159,265
Estimated pre-acquisition results from citizen engagement centers business	98,429		85,341		13,088
Pro forma results for the three months ended December 31, 2018	763,048		590,695		172,353
Growth from citizen engagement centers contracts	38,105	5.0%	28,591	4.8%	9,514	5.5%
Organic growth from other contracts	15,867	2.1%	22,553	3.8%	(6,686)	(3.9)%
Acquired growth	2,973	0.4%	2,552	0.4%	421	0.2%
Currency effect compared to the prior period	(1,764)	(0.2)%	(1,612)	(0.3)%	(152)	(0.1)%
Three months ended December 31, 2019	$818,229	7.2%	$642,779	8.8%	$175,450	1.8%

Revenue and cost of revenue for the three months ended December 31, 2019, increased compared to the same period in fiscal year 2019, principally driven by the citizen engagement centers business acquisition in the U.S. Federal Services Segment.
We acquired the citizen engagement centers business on November 16, 2018. We estimate that revenue and cost of revenue for the period from October 1, 2018 to November 16, 2018 (the acquisition date) would have increased our results by $98.4 million and $85.3 million, respectively. We have utilized pro forma revenue, cost of revenue and gross profit in calculating the changes shown above.
Organic revenue growth in the United States was partially offset by declines in our Outside the U.S. Segment. The factors driving changes are discussed in more detail below.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards. Our SG&A expense has increased year-over-year due primarily to the acquisition of the citizen engagement centers business, which has added an additional level of infrastructure. The first three months of fiscal year 2019 included approximately $2.7 million of one-time expenses directly related to the transaction.
Amortization of intangible assets received a full charge from our acquisition of the citizen engagement centers business during the three month period ended December 31, 2019. Additional charges from the acquisition of GT Hiring Solutions also increased our amortization expense.
Our interest expense is primarily driven by borrowings from our credit facility. In November 2018, we borrowed $150.0 million to partially fund the acquisition of the citizen engagement centers business; this borrowing was repaid in full during fiscal year 2019.
Our effective tax rate for the three months ended December 31, 2019, was 26.0%, compared to 26.2% in the same period in fiscal year 2018.

U.S. Health & Human Services Segment
Our U.S. Health and Human Services Segment provides a variety of business process services such as program administration, appeals and assessments services, and related consulting work for U.S. state and local government programs. These services support a variety of programs including the Affordable Care Act (ACA), Medicaid and the Children’s Health Insurance Program (CHIP). We also serve as administrators in state-based welfare-to-work and child support programs.

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
Revenue	$312,281	$294,213
Cost of revenue	222,691	206,182
Gross profit	89,590	88,031
Operating income	58,192	55,892
Gross profit percentage	28.7%	29.9%
Operating margin percentage	18.6%	19.0%

Our revenue and cost of revenue for the three month period ended December 31, 2019, increased 6.1% and 8.0%, respectively, compared to the same period in fiscal year 2019. All growth was organic. Revenue growth was driven by new contracts and the expansion of existing contracts. Our gross profit margin was tempered slightly by the delayed rollout of Medicaid managed care in North Carolina. Our operating profit margin remained steady, helped, in part, by a full quarter of benefit from the citizen engagement centers business in the U.S. Federal Segment, which absorbs general and administrative expenses and reduces allocated costs to this segment.
We continue to anticipate operating profit margins for this segment in the 17%-18% range during fiscal  year 2020.
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

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
Revenue	$366,571	$216,987
Cost of revenue	295,750	169,002
Gross profit	70,821	47,985
Operating income	31,582	21,353
Gross profit percentage	19.3%	22.1%
Operating margin percentage	8.6%	9.8%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended December 31, 2018 (1)	$216,987		$169,002		$47,985
Estimated pre-acquisition results from citizen engagement centers business (2)	98,429		85,341		13,088
Pro forma results for the three months ended December 31, 2018	315,416		254,343		61,073
Growth from citizen engagement centers contracts (3)	38,105	12.1%	28,591	11.2%	9,514	15.6%
Organic growth from other contracts (4)	13,050	4.1%	12,816	5.0%	234	0.4%
Three months ended December 31, 2019	$366,571	16.2%	$295,750	16.3%	$70,821	16.0%

To show the changes between fiscal year 2019 and 2020, we have utilized the following information.
1.These balances represent our results for the three months ended December 31, 2018. These results include approximately six weeks of benefit from the citizen engagement centers business, which was acquired on November 16, 2018 (the acquisition date).
2.These balances represent an estimate of the results for the citizen engagement centers business for the pre-acquisition period – the period from October 1, 2018 through to the acquisition date. This balance, combined with our prior year results, provides pro forma results – an estimate of the results of this segment if we had acquired the citizen engagement centers business on or before October 1, 2018.
3.These balances represent the growth, on a pro forma basis, of the contracts acquired with the citizen engagement centers business from the first quarter of fiscal years 2019 to the first quarter of fiscal year 2020. The principal driver of this growth was the Census Questionnaire Assistance (CQA) contract.
4.These balances represent the growth reported between the first quarters of fiscal years 2019 and 2020 of existing contracts outside those acquired.
We continue to anticipate operating profit margins in the 9%-10% range for this segment for fiscal year 2020. As previously disclosed, the CQA contract had $185 million of revenue in fiscal year 2019. The contract contributed approximately $70 million of revenue in the first fiscal quarter of 2020. It is anticipated to provide approximately $360 million of revenue during the current fiscal year and less than $50 million in fiscal year 2021.

Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Saudi Arabia and Singapore.

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
Revenue	$139,377	$153,419
Cost of revenue	124,338	130,170
Gross profit	15,039	23,249
Operating income/(loss)	(1,014)	4,441
Gross profit percentage	10.8%	15.2%
Operating margin percentage	(0.7)%	2.9%

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2019, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended December 31, 2018	$153,419		$130,170		$23,249
Organic decline	(15,251)	(9.9)%	(6,772)	(5.2)%	(8,479)	(36.5)%
Acquired growth	2,973	1.9%	2,552	2.0%	421	1.8%
Currency effect compared to the prior period	(1,764)	(1.1)%	(1,612)	(1.2)%	(152)	(0.7)%
Three months ended December 31, 2019	$139,377	(9.2)%	$124,338	(4.5)%	$15,039	(35.3)%

Our revenue for the three month period ended December 31, 2019, decreased by 9.2% compared to the same period in fiscal year 2019. On a constant currency basis revenue decreased by 8.0%. Cost of revenue decreased by 4.5% compared to the same period in fiscal year 2019.
We continue to be challenged across the segment by low unemployment rates in the geographies in which we operate. Low unemployment and strong economies result in a smaller unemployed population to serve and a population which is typically harder to place into employment. The bush fires in Australia negatively impacted the first fiscal quarter and we anticipate further disruption for the remainder of the fiscal year. The Australian government has put temporary measures in place that exempt participants from certain activities until early March as the region recovers from the natural disaster. In addition, due to the coronavirus outbreak, the Australian Government has restricted travel between China and Australia. This may affect our ability to place jobseekers in industries dependent upon travel, such as tourism. We have taken steps to address our revenue and cost base, designed to improve operating margins. The pace of improvement may be negatively impacted by the factors discussed above.

Our acquired growth is from the acquisition of GT Hiring Solutions in Canada in August 2019.

The continued strength of the United States Dollar against the currencies in which we do business outside the U.S. has resulted in year-over-year declines in our revenue and costs.

Approximately half of our revenue within the Outside the U.S. Segment is generated through contracts within the United Kingdom, most of which are with government agencies. As such, we are closely monitoring developments following the departure of the United Kingdom from the European Union. We do not anticipate the withdrawal to have a material direct effect on our business in the United Kingdom due to the nature of our customer base and the absence of cross-border operations. However, the uncertainty over the process has affected us indirectly. We anticipate we will continue to be subject to political risks, as legislative priorities may change, the economic risks from the post-withdrawal environment, and we may, along with other businesses, experience difficulty in recruiting and retaining employees.
Liquidity and Capital Resources
Our principal source of liquidity remains our cash flows from operations. These cash flows are used to fund our ongoing operations and working capital needs as well as investments in capital infrastructure, purchases of our own common stock and business combinations. These operating cash flows are driven by our contracts and their payment terms. For many contracts, we are reimbursed for the costs of startup operations, although there may be a gap between incurring and receiving these funds. Other factors which may cause shortfalls in cash flows include contract terms where payments are tied to outcome deliveries, which may not correspond with the costs incurred to achieve these outcomes and short-term delays where government budgets are constrained.
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
Our priorities for cash utilization are to actively pursue new growth opportunities. We also maintain our quarterly dividend program and, where opportunities arise, make purchases of our own shares.
We have no requirement to remit funds from our foreign locations back to the United States. With the passage of the Tax Cuts and Jobs Act in the United States, we are able to transfer a significant amount of funds from our foreign locations on a tax-free basis. We will continue to explore opportunities to bring back additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies which we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States. At December 31, 2019, we held $39.2 million in cash or cash equivalents held in foreign locations in local currencies.
Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
Net cash provided by/(used in):
Operations	$87,267	$59,340
Investing activities	(10,462)	(411,739)
Financing activities	(33,800)	59,002
Effect of exchange rate changes on cash and cash equivalents	1,452	(1,068)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$44,457	$(294,465)

The largest single driver of our cash flow growth has been from the operations of our acquisition of the citizen engagement centers business, which has increased both our cash collections from customers and our cash payments to vendors.
Cash flows from operations improved through the growth of the business, improvements in our cash collections and timing differences related to our payroll obligations.
•We have received operating cash flows from our acquisition of the citizen engagement centers business.
•Our Days Sales Outstanding (DSO) at December 31, 2019, were 71 days; the balance at September 30, 2019, was 72 days. During the first quarter of fiscal year 2019, our DSO grew by six days to 73 days, reflecting a strong cash collection performance at the end of fiscal year 2018. We have a target range for DSO of 65 to 80 days and in recent years, we have typically maintained the lower end of this range.
•Beginning in fiscal year 2019, our business in the United States operates on a bi-weekly payroll cycle and, accordingly, our pattern of payments to our employees and the tax authorities are not consistent between quarters. During the first fiscal quarter of 2020, our cash payments were lower than our expenses by approximately one week of payroll, benefiting our cash flow.
Cash used in investing activities for the three months ended December 31, 2019, was $10.5 million compared to $411.7 million in the same period last year. Our fiscal year 2019 cash outflows include an initial payment of $421.8 million for the acquisition of the citizen engagement centers business.
Cash used in financing activities in the three months ended December 31, 2019, was $33.8 million, compared to $59.0 million of cash provided in the comparative period. Fiscal year 2019 included net cash borrowings of $125.1 million, offset by $41.0 million of purchases of our own common stock. Debt and stock purchase transactions were less significant in fiscal year 2020.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
Cash flows from operations	$87,267	$59,340
Purchases of property and equipment and capitalized software costs	(10,487)	(9,973)
Capital expenditure as a result of acquisition (1)	—	4,542
Free cash flow - non-gaap	$76,780	$53,909
(1) Purchases of property and equipment and capitalized software costs included $4.5 million in one time payments to cover software licenses required for employees joining us through the citizen engagement centers acquisition in November 2018.

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
During the three months ended December 31, 2019, we made changes to the manner in which we record leases. For additional information, please see "Note 3. Leases" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired. Where information is available, we will show pro forma revenue, cost of revenue and gross profit. Pro forma results represent an estimate of the results of the business as though we had owned the business for an entire comparative period, rather than just a portion of it. To provide pro forma financial information, we use the results of the acquired business as prepared by the former owners adjusted to reflect changes in accounting and eliminating transactions between ourselves and the company. Where this information has not been prepared, we will identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We provide pro forma comparative results and acquired revenue as a way of allowing investors to see the growth in our business on a year-over-year basis. This information is supplemented by our calculations of organic revenue. To calculate organic revenue growth, we compare current fiscal year revenue excluding revenue from these acquisitions to our prior fiscal year revenue.
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

	Three Months Ended December 31,		Trailing Twelve Months Ended December 31,
(dollars in thousands)	2019	2018	2019	2018
Net income attributable to MAXIMUS	$58,734	$55,913	$243,645	$217,573
Interest (income)/expense, net	(118)	(957)	650	(3,290)
Provision of income taxes	20,636	19,833	77,628	78,376
Amortization of intangible assets	9,088	5,458	36,684	13,048
Stock compensation expense	5,397	4,971	21,200	19,807
Acquisition-related expenses	—	2,690	1	3,637
Adjusted EBITA - non-gaap	$93,737	$87,908	$379,808	$329,151
Depreciation and amortization of property, plant, equipment and capitalized software	15,318	11,231	56,491	49,396
Adjusted EBITDA - non-gaap	$109,055	$99,139	$436,299	$378,547
Additional adjusted EBITDA related to citizen engagement centers acquisition		6,695		28,330
Pro Forma Adjusted EBITDA - non-gaap		$105,834		$406,877

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At December 31, 2019, and September 30, 2019, we held net assets denominated in currencies other than the U.S. Dollar of $189.3 million and $176.3 million, respectively. Of these balances, cash and cash equivalents comprised $39.2 million and $18.9 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	December 31, 2019	September 30, 2019
Comprehensive income attributable to MAXIMUS	$(18,930)	$(17,630)
Net decrease in cash and cash equivalents	(3,920)	(1,890)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At December 31, 2019, the net value of these assets and liabilities was $78.9 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. Our interest rate for the revolving credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at December 31, 2019, was approximately 1.8%. We had no borrowings under the facility at December 31, 2019. The majority of our outstanding debt at December 31, 2019, was comprised of short-term borrowings in foreign locations to cover short-term working capital needs. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure. In the event that longer-term borrowings were required or if the costs of borrowing became expensive, we would anticipate using our current cash balance to cover these obligations.

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

From October 2019, we have made changes to our accounting for leases based upon changes in accounting principles. These changes have required updates and additions to our existing controls which have been implemented in the current fiscal year.

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings.
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the United States Federal Government, state, local and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local and foreign governments for taxes. We are also involved in various claims, arbitrations and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2019, should be considered. The risks included in the Form 10-K could materially and adversely affect our business, financial condition and results of operations. There have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding purchases of common stock that we made during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2019 - October 31, 2019	—	$—	—	$146,043
November 1, 2019 - November 30, 2019	—	—	—	146,043
December 1, 2019 - December 31, 2019	26,000	72.96	26,000	144,146
Total	26,000		26,000
______________________________________________
(1)Under a resolution adopted in June 2018, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the purchase of our common stock.

Item 6.                       Exhibits.

Exhibit No.		Description

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.
_____________________________________________________
s Filed herewith.
❖ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: February 6, 2020	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)