Form 10-Q
period 2020-03-31
MAXIMUS, INC.
filed 2020-05-07
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 4, 2020, there were 61,312,619 shares of the registrant’s common stock (no par value) outstanding.

MAXIMUS, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives and our expectations about revenues, results of operations, profitability, liquidity, market demand or the impact of the COVID-19 pandemic are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the continued spread of the COVID-19 virus, including the speed, depth, geographic reach and duration of the spread, and the actions to be taken by us, our customers and the governments of jurisdictions in which we operate in response to COVID-19;
•the demand for our services and products, including based on any downturns in the economy;
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
•matters related to business we have disposed of or divested; and
•other factors set forth in Item 1A of this Quarterly Report on Form 10-Q and in Exhibit 99.1, under the caption "Special Considerations and Risk Factors," in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019.
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue	$818,135	$736,520	$1,636,364	$1,401,139
Cost of revenue	665,037	567,098	1,307,816	1,072,452
Gross profit	153,098	169,422	328,548	328,687
Selling, general and administrative expenses	106,853	78,102	194,080	157,773
Amortization of intangible assets	8,934	9,519	18,022	14,977
Operating income	37,311	81,801	116,446	155,937
Interest expense	465	1,569	949	2,194
Other income, net	573	447	1,292	2,492
Income before income taxes	37,419	80,679	116,789	156,235
Provision for income taxes	9,769	18,913	30,405	38,746
Net income	27,650	61,766	86,384	117,489
Loss attributable to noncontrolling interests	—	(158)	—	(348)
Net income attributable to MAXIMUS	$27,650	$61,924	$86,384	$117,837
Basic earnings per share	$0.43	$0.96	$1.34	$1.82
Diluted earnings per share	$0.43	$0.96	$1.34	$1.82
Dividends paid per share	$0.28	$0.25	$0.56	$0.50
Weighted average shares outstanding:
Basic	63,934	64,369	64,264	64,600
Diluted	64,125	64,643	64,446	64,817

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$27,650	$61,766	$86,384	$117,489
Foreign currency translation adjustments	(11,629)	3,537	(4,736)	(2,183)
Comprehensive income	16,021	65,303	81,648	115,306
Comprehensive loss attributable to noncontrolling interests	—	(158)	—	(348)
Comprehensive income attributable to MAXIMUS	$16,021	$65,461	$81,648	$115,654

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,257	$105,565
Accounts receivable — billed and billable, net of reserves of $12,054 and $5,382	529,928	476,690
Accounts receivable — unbilled	120,159	123,884
Income taxes receivable	33,852	20,805
Prepaid expenses and other current assets	53,257	62,481
Total current assets	863,453	789,425
Property and equipment, net	80,843	99,589
Capitalized software, net	33,746	32,369
Operating lease right-of-use assets	179,701	—
Goodwill	585,772	584,469
Intangible assets, net	161,091	179,250
Deferred contract costs, net	19,278	18,921
Deferred compensation plan assets	28,016	32,908
Deferred income taxes	186	186
Other assets	8,320	8,615
Total assets	$1,960,406	$1,745,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$191,505	$177,786
Accrued compensation and benefits	98,882	106,789
Deferred revenue	46,206	43,344
Income taxes payable	758	13,952
Current portion of long-term debt and other borrowings	9,352	9,658
Operating lease liabilities	78,656	—
Other liabilities	12,973	12,709
Total current liabilities	438,332	364,238
Deferred revenue, less current portion	34,142	32,341
Deferred income taxes	49,421	46,560
Long-term debt, less current portion	150,155	231
Deferred compensation plan liabilities, less current portion	30,431	34,079
Operating lease liabilities, less current portion	109,339	—
Other liabilities	10,118	20,082
Total liabilities	821,938	497,531
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 61,313 and 63,979 shares issued and outstanding at March 31, 2020, and September 30, 2019, at stated amount, respectively	511,023	498,433
Accumulated other comprehensive loss	(50,116)	(45,380)
Retained earnings	677,561	794,739
Total MAXIMUS shareholders' equity	1,138,468	1,247,792
Noncontrolling interests	—	409
Total equity	1,138,468	1,248,201
Total liabilities and equity	$1,960,406	$1,745,732

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operations:
Net income	$86,384	$117,489
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	31,218	22,407
Amortization of intangible assets	18,022	14,977
Deferred income taxes	3,038	17,764
Stock compensation expense	11,800	9,904
Change in assets and liabilities net of effects of business combinations
Accounts receivable — billed and billable	(52,870)	(72,720)
Accounts receivable — unbilled	2,289	9,189
Prepaid expenses and other current assets	4,262	(5,118)
Deferred contract costs	(497)	(5,415)
Accounts payable and accrued liabilities	22,322	42,080
Accrued compensation and benefits	3,839	(7,443)
Deferred revenue	5,300	4,435
Income taxes	(27,706)	(16,496)
Operating lease right-of-use assets and liabilities	166	—
Other assets and liabilities	1,705	(3,842)
Cash flows from operations	109,272	127,211
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(19,122)	(18,541)
Acquisitions of businesses, net of cash acquired	(2,551)	(421,809)
Maturities of short-term investments	—	19,996
Other	98	284
Cash used in investing activities	(21,575)	(420,070)
Cash flows from financing activities:
Cash dividends paid to MAXIMUS shareholders	(35,813)	(31,983)
Purchases of MAXIMUS common stock	(166,959)	(46,068)
Tax withholding related to RSU vesting	(10,614)	(8,915)
Borrowings under credit facility and other loan agreements	341,715	320,048
Repayment of credit facility and other long-term debt	(191,256)	(241,539)
Other	(652)	(133)
Cash used in financing activities	(63,579)	(8,590)
Effect of exchange rate changes on cash and cash equivalents	(1,868)	(632)
Net increase/(decrease) in cash, cash equivalents and restricted cash	22,250	(302,081)
Cash, cash equivalents and restricted cash, beginning of period	116,492	356,559
Cash, cash equivalents and restricted cash, end of period	$138,742	$54,478

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2019	63,953	$504,184	$(38,487)	$833,308	$—	$1,299,005
Net income	—	—	—	27,650	—	27,650
Foreign currency translation	—	—	(11,629)	—	—	(11,629)
Cash dividends	—	—	—	(17,900)	—	(17,900)
Dividends on RSUs	—	436	—	(436)	—	—
Purchases of MAXIMUS common stock	(2,741)	—	—	(165,061)	—	(165,061)
Stock compensation expense	—	6,403	—	—	—	6,403
RSUs vested	101	—	—	—	—	—
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$—	$1,138,468

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	86,384	—	86,384
Foreign currency translation	—	—	(4,736)	—	—	(4,736)
Cash dividends	—	—	—	(35,813)	(409)	(36,222)
Dividends on RSUs	—	790	—	(790)	—	—
Purchases of MAXIMUS common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	11,800	—	—	—	11,800
RSUs vested	101	—	—	—		—
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$—	$1,138,468

MAXIMUS, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2018	63,717	492,938	(42,673)	664,332	2,782	1,117,379
Net income	—	—	—	61,924	(158)	61,766
Foreign currency translation	—	—	3,537	—	—	3,537
Cash dividends	—	—	—	(15,950)	—	(15,950)
Dividends on RSUs	—	398	—	(398)	—	—
Purchases of MAXIMUS common stock	(62)	—	—	(4,084)	—	(4,084)
Stock compensation expense	—	4,933	—	—	—	4,933
RSUs vested	156	—	—	—	—	—
Balance at March 31, 2019	63,811	498,269	(39,136)	705,824	2,624	1,167,581

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2018	64,371	487,539	(36,953)	633,281	2,552	1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	117,837	(348)	117,489
Foreign currency translation	—	—	(2,183)	—	—	(2,183)
Cash dividends	—	—	—	(31,983)	(133)	(32,116)
Dividends on RSUs	—	826	—	(826)	—	—
Purchases of MAXIMUS common stock	(716)	—	—	(45,414)	—	(45,414)
Stock compensation expense	—	9,904	—	—	—	9,904
RSUs vested	156	—	—	—	—	—
Balance at March 31, 2019	$63,811	$498,269	$(39,136)	$705,824	$2,624	$1,167,581

See notes to unaudited consolidated financial statements.

MAXIMUS, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2020 and 2019

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2019 and 2018, and for each of the three years ended September 30, 2019, included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 26, 2019.
Estimates
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. At each reporting period end, we make estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and amounts related to income taxes, certain accrued liabilities and contingencies and litigation.
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The economic and political impacts of the COVID-19 pandemic increases uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than has been the case in the past.
•Our balance sheet includes goodwill valued at $585.8 million. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2019. As of July 1, 2019, none of our reporting units showed any signs of impairment and all held a fair value estimated to be at least twice as high as their carrying value. We continue to monitor the fair value of our reporting units and, at this time, we do not believe any goodwill impairment has occurred. This is based upon a number of factors, including the long-term viability of our business and the creditworthiness of our customer base.
•Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives but are subject to impairment if events indicate that the carrying amount may not be recoverable. At this time, there are no significant balances which we believe are not recoverable.
•Our balance sheet includes $650.1 million of billed, billable and unbilled accounts receivable, net of reserves. We regularly evaluate this balance for recoverability and reserve those balances where we no longer believe that collection is probable. Bad debt expense has not historically been significant to our business due to the nature of our customers. During the three months ended March 31, 2020, we recorded bad debt expense of $7.8 million. We have reserved balances against customers who we believe are experiencing difficulties during the COVID-19 pandemic and may not be able to reimburse us for work performed.
•As disclosed in "Note 4. Revenue Recognition", revenue for some our welfare-to-work contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve. Revenue is recognized on these contracts over the period of performance. Employment markets worldwide have suffered a significant shock during the three months ended March 31, 2020 and many employment opportunities have been terminated or are no longer available. While we expect the volume of new program participants to increase as a result of disruption to employment markets, we believe that our program outcomes for program participants as of March 31, 2020 have been disrupted. Accordingly, we have adjusted revenue and the related unbilled receivables recorded in prior periods. During the three months ended March 31, 2020, we recorded adjustments of approximately $24 million to revenue from changes in estimates to our welfare-to-work contracts. This reduced our net income and diluted earnings per share by approximately $18 million and $0.28, respectively.
•Many of our contracts in the United States are cost-plus contracts, where we are reimbursed for costs that are allowable, allocable and reasonable. Due to the COVID-19 pandemic, we are incurring incremental and unusual costs, including additional sick pay and idle labor for employees who are unable to perform services due to their health issues, child care issues or physical restrictions imposed on their workplace. Although the U.S. Federal Government, which provides the majority of our cost-plus contracts, has provided regular guidance, there is some uncertainty within other contracts as to recoverable costs.

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

(dollars in thousands)	Balance at September 30, 2019	Adjustments due to adoption of new standard	Opening balance at October 1, 2019
Assets
Prepaid expenses and other current assets	$62,481	$(6,131)	$56,350
Operating lease right-of-use assets	—	206,314	206,314
Liabilities and shareholders' equity
Accounts payable and accrued expenses	177,786	(5,250)	172,536
Operating lease liabilities	—	88,276	88,276
Other current liabilities	12,709	(648)	12,061
Operating lease liabilities, net of current portion	—	126,197	126,197
Other long-term liabilities	20,082	(8,392)	11,690

At the adoption of Topic 842, the Company recognized deferred tax assets and liabilities corresponding to the operating lease liabilities and operating right-of-use assets, respectively. These balances offset each other and no net effect resulted from this change.

Additional information and disclosures relating to this change are included within "Note 3. Leases."
Forthcoming changes
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. We will adopt this guidance on October 1, 2020. We may adopt this guidance using either a prospective or retrospective methodology. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. We will adopt this guidance on October 1, 2020 and any changes will be recorded as a cumulative adjustment to retained earnings. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.
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
•Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia and Singapore.

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Revenue:
U.S. Health & Human Services	$308,698		$290,737		$620,979		$584,950
U.S. Federal Services	393,391		289,736		759,962		506,723
Outside the U.S.	116,046		156,047		255,423		309,466
Total	$818,135		$736,520		$1,636,364		$1,401,139
Gross profit:
U.S. Health & Human Services	$85,454	27.7%	$86,260	29.7%	$175,044	28.2%	$174,291	29.8%
U.S. Federal Services	76,958	19.6%	60,696	20.9%	147,779	19.4%	108,681	21.4%
Outside the U.S.	(9,314)	(8.0)%	22,466	14.4%	5,725	2.2%	45,715	14.8%
Total	$153,098	18.7%	$169,422	23.0%	$328,548	20.1%	$328,687	23.5%
Selling, general & administrative expense:
U.S. Health & Human Services	$39,239	12.7%	$29,400	10.1%	$70,637	11.4%	$61,539	10.5%
U.S. Federal Services	46,726	11.9%	31,104	10.7%	85,965	11.3%	57,736	11.4%
Outside the U.S.	17,404	15.0%	17,992	11.5%	33,457	13.1%	36,800	11.9%
Other (2)	3,484	NM	(394)	NM	4,021	NM	1,698	NM
Total	$106,853	13.1%	$78,102	10.6%	$194,080	11.9%	$157,773	11.3%
Operating income:
U.S. Health & Human Services	$46,215	15.0%	$56,860	19.6%	$104,407	16.8%	$112,752	19.3%
U.S. Federal Services	30,232	7.7%	29,592	10.2%	61,814	8.1%	50,945	10.1%
Outside the U.S.	(26,718)	(23.0)%	4,474	2.9%	(27,732)	(10.9)%	8,915	2.9%
Amortization of intangible assets	(8,934)	NM	(9,519)	NM	(18,022)	NM	(14,977)	NM
Other	(3,484)	NM	394	NM	(4,021)	NM	(1,698)	NM
Total	$37,311	4.6%	$81,801	11.1%	$116,446	7.1%	$155,937	11.1%
(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) Other selling, general and administrative expenses includes credits and costs that are not allocated to a particular segment, including the costs for actual and potential acquisitions of other businesses.

Identifiable assets for the segments are shown below (in thousands):

	March 31, 2020	September 30, 2019
U.S. Health & Human Services	$580,487	$500,641
U.S. Federal Services	939,824	795,553
Outside the U.S.	210,095	234,769
Corporate	230,000	214,769
Total	$1,960,406	$1,745,732

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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company-specific, country-specific and lease-specific factors. The weighted average incremental borrowing rate utilized at March 31, 2020, is 3.7%.
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
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue." Facilities and assets which serve management and support functions are expensed through "selling, general and administrative expenses." Costs recorded in the three and six months ended March 31, 2020, are summarized below.

(dollars in thousands)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease cost	$23,437	$48,687
Short-term lease cost	1,454	3,564
Variable lease cost	1,954	5,288
Total operating lease costs	$26,845	$57,539

Future minimum lease payments for noncancelable operating leases as of March 31, 2020 are shown below.

(dollars in thousands)	Office space	Equipment	Total
For the years ended September 30,
Remainder of 2020	$42,136	$3,832	$45,968
2021	60,372	6,295	66,667
2022	39,752	2,353	42,105
2023	26,490	98	26,588
2024	11,193	40	11,233
Thereafter	6,989	—	6,989
Total minimum lease payments	$186,932	$12,618	$199,550
Less imputed interest	(11,183)	(372)	(11,555)
Total lease liabilities	$175,749	$12,246	$187,995

Our weighted average remaining lease term at March 31, 2020 is 3.0 years.
For the six months ended March 31, 2020, we made cash payments of $55.9 million for amounts included in our lease liabilities. New or amended leases resulted in additional right-of-use assets of $24.7 million.

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
By operating segment and service

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Program administration	$236,436	$219,732	$473,343	$438,705
Assessments and appeals	29,916	33,331	63,747	70,552
Workforce and children services	28,734	23,898	58,120	47,801
Other	13,612	13,776	25,769	27,892
Total U.S. Health and Human Services	$308,698	$290,737	$620,979	$584,950

Program administration	$304,367	$209,996	$586,055	$350,117
Technology solutions	44,508	37,993	88,114	76,876
Assessments and appeals	44,516	41,747	85,793	79,730
Total U.S. Federal Services	$393,391	$289,736	$759,962	$506,723

Workforce and children services	$34,683	$69,759	$91,922	$143,037
Assessments and appeals	62,286	67,771	124,929	130,081
Program administration	16,945	15,922	34,039	31,242
Other	2,132	2,595	4,533	5,106
Total Outside the U.S.	$116,046	$156,047	$255,423	$309,466

Total revenue	$818,135	$736,520	$1,636,364	$1,401,139

By contract type

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Performance-based	$275,669	$261,592	$568,427	$574,479
Cost-plus	398,973	298,133	761,784	473,431
Fixed price	100,504	139,871	219,720	287,022
Time and materials	42,989	36,924	86,433	66,207
Total revenue	$818,135	$736,520	$1,636,364	$1,401,139

By customer type

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
New York State government agencies	$100,222	$89,858	$197,445	$181,570
Other U.S. state government agencies	217,195	197,870	427,081	396,772
Total U.S. state government agencies	317,417	287,728	624,526	578,342

United States Federal Government agencies	374,909	270,623	726,742	468,901
International government agencies	107,460	146,292	238,276	289,073
Other, including local municipalities and commercial customers	18,349	31,877	46,820	64,823
Total revenue	$818,135	$736,520	$1,636,364	$1,401,139

By geography

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
United States of America	$702,089	$580,473	$1,380,941	$1,091,673
United Kingdom	63,722	78,334	136,724	151,752
Australia	24,540	50,997	61,975	104,370
Rest of world	27,784	26,716	56,724	53,344
Total revenue	$818,135	$736,520	$1,636,364	$1,401,139

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
•Under cost-plus contracts, we are typically required to estimate a contract’s share of our general and administrative expenses. This share is based upon estimates of total costs which may vary over time. We typically invoice our customers at an agreed provisional billing rate which may differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rates are higher than our actual rates, we record a liability.
•Certain contracts include retainage balances, whereby revenue is earned but cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing have been lifted.
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
Of our revenue for the three and the six months ended March 31, 2020, approximately $22.1 million and $40.1 million were from cash payments made to us prior to October 1, 2019. For the three and six months ended March 31, 2019, we recognized revenue of $10.2 million and $32.0 million from payments made prior to October 1, 2018.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Organization and Basis of Presentation", the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. For our existing program participants, many employment opportunities have been terminated or are no longer available. Our volume of new program participants is expected to increase but it is unclear as to when these populations will be in a position to seek employment in many industries which have been curtailed by the COVID-19 pandemic. In some cases, we anticipate that we may be unable to place individuals in employment in the short-term.
Other performance-based contracts with future outcomes include those where we recognize an average effective rate per participant based upon the total volume of expected participants. In this instance, we are required to estimate the amount of discount applied to determine the average rate of revenue per participant. Our revised estimates of participant numbers are based upon our updated evaluation of probable future volumes. We are required to use estimates in recognizing certain revenue.
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In the three and six months ended March 31, 2020, we reported reductions in revenue of $6.3 million and $7.7 million from changes in estimates as of September 30, 2019. In the three and six months ended March 31, 2019, we reported reductions in revenue of $6.5 million and $8.0 million, respectively, from changes in estimates.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Deferred contract cost capitalization	$2,666	$5,113	$3,995	$8,212
Deferred contract cost amortization	1,321	1,478	3,497	2,820
This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.

Remaining performance obligations
At March 31, 2020, we had approximately $270 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 55% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

5. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2020	2019	2020	2019
Basic weighted average shares outstanding	63,934	64,369	64,264	64,600
Dilutive effect of unvested RSUs	191	274	182	217
Denominator for diluted earnings per share	64,125	64,643	64,446	64,817

Our dilutive earnings per share for the three and six months ended March 31, 2020, excludes any effect from approximately 280,000 and 250,000 unvested restricted stock units, respectively, as adding them to our calculation would have been antidilutive. There were no antidilutive awards in the three and six months ended March 31, 2019.

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
On August 16, 2019, we acquired 100% of the share capital of GT Hiring Solutions (2005) Inc. (GT Hiring) for $6.2 million (8.2 million Canadian Dollars). GT Hiring provides employment services in British Columbia. We acquired GT Hiring to enhance the reach and capabilities of our Canadian employment services and, accordingly, the business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets balances of $1.5 million and $2.7 million, respectively, related to this acquisition. The goodwill represents the assembled workforce and enhanced knowledge, experience and reputation we have obtained from the acquisition and will be deductible for tax purposes. The intangible assets represent customer relationships, which will be amortized over seven years.
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited (InjuryNet) for an estimated purchase price of $3.7 million (5.6 million Australian Dollars). The purchase price is subject to adjustment for a working capital true-up. InjuryNet provides workplace medical services in Australia. The business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing allocation of assets acquired and liabilities assumed.

7. Supplemental Disclosures
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the six months ended March 31, 2020, we purchased approximately 2,767,000 of our common shares at a cost of $167.0 million. During the six months ended March 31, 2019, we acquired approximately 716,000 common shares at a cost of $45.4 million. At March 31, 2020, $150.0 million remained available for future stock purchases.
During the six months ended March 31, 2020, we granted 316,000 restricted stock units to our board of directors and employees. These awards will vest ratably over one and five years, respectively.

Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets, and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At March 31, 2020, the deferred compensation plan held $18.4 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our debt balances are principally from credit facilities which can be utilized and repaid as required and whose rates are based upon prevailing market conditions; accordingly, we believe the balance disclosed is consistent with fair value. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before March 31, 2020. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other assets" on our balance sheet and is included within "cash, cash equivalents and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(dollars in thousands)	March 30, 2020	September 30, 2019	March 31, 2019	September 30, 2018
Cash and cash equivalents	$126,257	$105,565	$46,799	$349,245
Restricted cash (recorded within "other current assets")	12,485	10,927	7,679	7,314
Cash, cash equivalents and restricted cash	138,742	116,492	54,478	356,559

During the six months ended March 31, 2020 and 2019, we made interest payments of $0.5 million and $1.8 million, respectively.
During the six months ended March 31, 2020 and 2019, we made income tax payments of $52.9 million and $37.2 million, respectively.

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
Medicaid claims
The Centers for Medicare and Medicaid Services (CMS) has asserted two disallowances against a state Medicaid agency totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. The state contested the first disallowance of approximately $12 million in U.S. District Court. In February 2020, the District Court upheld that disallowance, and the state has appealed the case to the U.S. Circuit Court of Appeals. The second disallowance of approximately $19 million is still pending at the U.S. Health and Human Services Departmental Appeals Board. No legal action has been initiated against us with respect to either disallowance.

9. Subsequent Events
On April 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on May 29, 2020, to shareholders of record on May 15, 2020. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17 million.
On May 1, 2020, we sold a subsidiary that holds a contract that we were required to divest to avoid a conflict resulting from a new contract. The purchase price was $3.25 million.

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
COVID-19 pandemic
We have been and continue to be negatively affected by the COVID-19 pandemic. The dynamic nature of the circumstances increases the difficulty of predicting the scale of disruption from COVID-19 or how deep and severe the economic consequences will be. Accordingly, the full impact of the COVID-19 pandemic is uncertain. Continued business disruption relating to the COVID-19 pandemic may, among other things, negatively impact demand for our services, our workforce availability, our ability to perform fully on our contracts and our costs and may also limit the ability of customers to make timely payments to us, all of which would adversely affect our business, financial position, results of operations and cash flows.
We continue to serve our clients but have been subject to the social distancing, stay-at-home and other restrictions imposed by national, state and local governments. Our challenge has been to find methods of maintaining continuity of operations, including strict security standards, until social distancing requirements are relaxed.
We anticipate that we will be able to return to our previous levels of performance once the effect of this pandemic abates. However, the timing of this is uncertain and may vary by contract and location.
•We have strong relationships with our clients, with many considering us to be providing “essential services” to ensure that vital government programs continue to operate and that citizens continue to receive critical assistance at a time when the need for healthcare and safety-net programs is rising. Where we cannot provide services in the short-term, some of our clients are exploring ways of maintaining our services on a cost-recovery basis until pandemic restrictions are lifted.
•We have a strong customer base. Within the United States, many of the services we provide are either directly for the U.S. Federal Government or are mandated by the U.S. Federal Government. Outside the United States, our services are often provided for or funded by national governments. Although we may experience some delays in payments as governments navigate new processes to make payments, we expect to continue to receive payments.
•At March 31, 2020, we had $126.3 million of cash and $150 million of borrowings on our credit facility, leaving $250 million of available capacity. We believe we have adequate cash resources and credit availability to handle our obligations as they fall due.
•In the long-term, we believe that many of the demographic and legislative trends that we have articulated as opportunities for the growth of our business will continue. With societies continuing to see increased longevity and more complex health needs coupled with a desire by governments to spend wisely and seek outcome-based services, we believe we remain well-placed to build on our existing relationships and reputation.

We use a well-trained workforce to perform our operations. In order to preserve their safety and security, we have implemented a number of steps to ensure social distancing and the reduction of risk to our workforce. Where possible, employees are encouraged to work from home. Where this is not possible, workplaces are enforcing screening, social distancing and regular cleaning and sanitizing. We have introduced a number of leave and income protection for employees who experience COVID-19 related absences.
Acquisitions
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, has provided increased scale, customer base and competitive advantages in our business with the United States Federal Government. In August 2019 and February 2020, we acquired GT Hiring Solutions in Canada and InjuryNet in Australia, respectively, which we have integrated into our Outside the U.S. Segment. These acquisitions supplement our existing businesses in this segment.
We have paused significant acquisition activity until we see an easing of the uncertainties resulting from the COVID-19 pandemic. We continue to work on smaller tuck-in transactions that will support future organic growth in a meaningful way.

Financial Overview
The COVID-19 pandemic has affected each of our segments in different ways and at different times. Although all of the jurisdictions in which we operate followed different paths in reacting to the pandemic, the broad approach of restricting travel, cancelling large social gatherings, closing non-essential services and issuing restrictions on daily living developed during the three months ended March 31, 2020. Accordingly, our results for the three and six months ended March 31, 2020, were affected by the pandemic towards the end of the period. The effects of the pandemic have continued into our third fiscal quarter. The effect on our financial statements in this period was different across each of our segments.
•We experienced limited disruption within our U.S. Health & Human Services and U.S. Federal Services Segments as we worked to maintain our operations, while prioritizing the safety of our employees. We anticipate some continued disruption in these segments over the next two fiscal quarters from incremental costs due to idle labor, enhanced screening and enhanced cleaning but we do not anticipate significant changes within our contract base.
•Our Outside the U.S. Segment received an immediate and significant negative impact from the pandemic as a significant portion of our international work is employment related, whether in finding work for individuals or assessing their health and work capabilities. The changes in the employment markets in these jurisdictions has sharply reduced the number of individuals in work and the number of employment opportunities available to them, resulting in a sharp decline in our outcome-based revenue. This segment was also affected to a lesser extent by the Australian bushfires in December 2019 and January 2020.
•The nature of the COVID-19 pandemic makes projections more challenging than is typically the case. We have made assumptions for the remainder of the fiscal year based upon our expectations of how the restrictions imposed by the pandemic will be eased and are dependent upon how quickly the economies of the jurisdictions in which we operate will recover.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenue	$818,135	$736,520	$1,636,364	$1,401,139
Cost of revenue	665,037	567,098	1,307,816	1,072,452
Gross profit	153,098	169,422	328,548	328,687
Gross profit percentage	18.7%	23.0%	20.1%	23.5%
Selling, general and administrative expenses	106,853	78,102	194,080	157,773
Selling, general and administrative expense as a percentage of revenue	13.1%	10.6%	11.9%	11.3%
Amortization of intangible assets	8,934	9,519	18,022	14,977
Operating income	37,311	81,801	116,446	155,937
Operating margin	4.6%	11.1%	7.1%	11.1%
Interest expense	465	1,569	949	2,194
Other income, net	573	447	1,292	2,492
Income before income taxes	37,419	80,679	116,789	156,235
Provision for income taxes	9,769	18,913	30,405	38,746
Effective income tax rate	26.1%	23.4%	26.0%	24.8%
Net income	27,650	61,766	86,384	117,489
Loss attributable to noncontrolling interests	—	(158)	—	(348)
Net income attributable to MAXIMUS	$27,650	$61,924	$86,384	$117,837
Basic earnings per share	$0.43	$0.96	$1.34	$1.82
Diluted earnings per share	$0.43	$0.96	$1.34	$1.82
Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended March 31, 2019	$736,520		$567,098		$169,422
Growth from citizen engagement centers contracts	84,223	11.4%	68,345	12.1%	15,878	9.4%
Organic (decline)/growth from other contracts	(3,978)	(0.5)%	30,873	5.4%	(34,851)	(20.6)%
Acquired growth	3,402	0.5%	3,030	0.5%	372	0.2%
Currency effect compared to the prior period	(2,032)	(0.3)%	(4,309)	(0.8)%	2,277	1.3%
Three months ended March 31, 2020	$818,135	11.1%	$665,037	17.3%	$153,098	(9.6)%

Revenue and cost of revenue for the three months ended March 31, 2020, increased compared to the same period in fiscal year 2019, principally driven by the citizen engagement centers business acquisition in the U.S. Federal Services Segment. Although this acquisition provided a full quarter of results in both periods, the Census

Questionnaire Assistance (CQA) contract is now approaching its peak level of operations whereas work was at an early stage in fiscal year 2019.
Our businesses within the United States experienced organic revenue growth, offset by declines within our Outside the U.S. Segment. The factors driving changes are discussed in more detail below.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs.
Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Six months ended March 31, 2019	$1,401,139		$1,072,452		$328,687
Estimated pre-acquisition results from citizen engagement centers business	98,429		85,341		13,088
Pro forma results for the six months ended March 31, 2019	1,499,568		1,157,793		341,775
Growth from citizen engagement centers contracts	122,328	8.2%	96,936	8.4%	25,392	7.4%
Organic growth/(decline) from other contracts	11,889	0.8%	53,426	4.6%	(41,537)	(12.2)%
Acquired growth	6,375	0.4%	5,582	0.5%	793	0.2%
Currency effect compared to the prior period	(3,796)	(0.3)%	(5,921)	(0.5)%	2,125	0.6%
Six months ended March 31, 2020	$1,636,364	9.1%	$1,307,816	13.0%	$328,548	(3.9)%

We estimate that revenue and cost of revenue for the period from October 1, 2018 to November 16, 2018 (the acquisition date) would have increased our revenue and cost of revenue by $98.4 million and $85.3 million, respectively. We have utilized pro forma revenue, cost of revenue and gross profit in calculating the changes shown above.
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
Our SG&A expense has increased year-over-year due primarily to:
•bad debt charges of $7.8 million from an increase in receivable reserves due to payment concerns related to COVID-19 and a billing dispute with a customer;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity;
•increases in our scope of operations, particularly related to the CQA contract in the U.S. Federal Services Segment and
•higher than usual specific acquisition costs and IT transformation initiatives, including migrating our existing data centers to the cloud.

Amortization of intangible assets received a full charge from our acquisition of the citizen engagement centers business during fiscal year 2020. Additional charges from the acquisition of GT Hiring Solutions and InjuryNet also increased our amortization expense.
Our interest expense is primarily driven by borrowings from our credit facility. During fiscal year 2020, we drew on our credit facility to cover our working capital requirements. In fiscal year 2019, we borrowed $150.0 million to partially fund the acquisition of the citizen engagement centers business; this borrowing was repaid in full before the end of fiscal year 2019.
Our effective tax rate for the three months ended March 31, 2020, was 26.1%, compared to 23.4% in the same period in fiscal year 2019. We are closely monitoring the effects of changes in tax legislation, notably the United States CARES Act, which provides for some tax credits and delayed payment of some taxes. The effect on our results in the three and six months ended March 31, 2020 was not material.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$308,698	$290,737	$620,979	$584,950
Cost of revenue	223,244	204,477	445,935	410,659
Gross profit	85,454	86,260	175,044	174,291
Operating income	46,215	56,860	104,407	112,752
Gross profit percentage	27.7%	29.7%	28.2%	29.8%
Operating income percentage	15.0%	19.6%	16.8%	19.3%

Our revenue and cost of revenue for the three month period ended March 31, 2020, increased 6.2% and 9.2%, respectively, compared to the same period in fiscal year 2019. For the six months ended March 31, 2020, growth was 6.2% and 8.6%, respectively. All growth was organic.
Revenue growth was driven by new contracts and the expansion of existing contracts. Our gross profit was negatively impacted by approximately $9 million by a single, large contract where we performed work prior to the contract being executed. This contract amendment was signed in April 2020 and, accordingly, will benefit our third fiscal quarter. Our operating profit was negatively impacted by the bad debt charges of $7.1 million.
This segment experienced disruption, resulting in declines in profit margins, from the impact of the COVID-19 pandemic in the last three weeks of March 2020. The disruption was not uniform as each U.S. state and locality imposed different requirements on our working practices and operations. Some locations were temporarily closed through local requirements driven by COVID-19.
Many of the services we provide are considered essential and, accordingly, our customers are working with us to ensure continuity of service. We have experienced and expect to continue to experience some disruption in the short term as we change our manner of operating, whether due to a need for additional space to allow for social distancing or through the costs of working from remote locations. This has resulted in some reduced revenue, as we are unable to operate at full efficiency. The effect on each contract varies based upon the requirements imposed by the client or the jurisdiction and the manner in which we are reimbursed for services. In some locations, we have taken on additional work associated with unemployment insurance, which will partially offset some of these losses. We anticipate our operating income margins will be between 17% and 18% for the full fiscal year.
Our customers in this segment are typically U.S. state governments, who have seen increases in the demand for the social services that we administer while also experiencing a significant reduction in their tax revenues. Although this may provide additional opportunities for us, we face the risk that many of our customers may face cash shortfalls from reduced income tax receipts, resulting in a need to delay payments.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$393,391	$289,736	$759,962	$506,723
Cost of revenue	316,433	229,040	612,183	398,042
Gross profit	76,958	60,696	147,779	108,681
Operating income	30,232	29,592	61,814	50,945
Gross profit percentage	19.6%	20.9%	19.4%	21.4%
Operating income percentage	7.7%	10.2%	8.1%	10.1%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended March 31, 2019	$289,736		$229,040		$60,696
Growth from citizen engagement centers contracts	84,223	29.1%	68,345	29.8%	15,878	26.2%
Organic growth from other contracts	19,432	6.7%	19,048	8.3%	384	0.6%
Three months ended March 31, 2020	$393,391	35.8%	$316,433	38.2%	$76,958	26.8%

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Six months ended March 31, 2019 (1)	$506,723		$398,042		$108,681
Estimated pre-acquisition results from citizen engagement centers business (2)	98,429		85,341		13,088
Pro forma results for the six months ended March 31, 2019	605,152		483,383		121,769
Growth from citizen engagement centers contracts (3)	122,328	20.2%	96,936	20.1%	25,392	20.9%
Organic growth from other contracts (4)	32,482	5.4%	31,864	6.6%	618	0.5%
Three months ended March 31, 2020	$759,962	25.6%	$612,183	26.6%	$147,779	21.4%

To show the changes between the six months ended March 31, 2019 and 2020, we utilized the following information.
1.These balances represent our results for the six months ended March 31, 2019. These results include approximately six weeks of benefit from the citizen engagement centers business, which was acquired on November 16, 2018 (the acquisition date).
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
3.These balances represent the growth, on a pro forma basis, of the contracts acquired with the citizen engagement centers business from the first two quarters of fiscal years 2019 to the first two quarters of fiscal year 2020. The principal driver of this growth was the Census Questionnaire Assistance (CQA) contract.
4.These balances represent the growth reported between the first two quarters of fiscal years 2019 and 2020 of existing contracts outside those acquired.
The majority of revenue in this segment is generated by cost-plus contracts, including almost all of the income acquired from the citizen engagement centers business. Accordingly, we are able to recover COVID-19-related costs incurred on these contracts. Our revenue has increased as a result of new and acquired contracts but margins tempered by additional costs on some performance-based arrangements and ongoing investments in business development.
The CQA contract had $185 million of revenue in fiscal year 2019. The contract contributed approximately $210 million of revenue in the first half of fiscal year 2020 and is anticipated to provide approximately $430 - $450 million of revenue during the current fiscal year.
While we have experienced some disruption from the COVID-19 pandemic, we believe that the nature of our contracts and the desires of our customers will allow us to continue operating, albeit with some restrictions. We anticipate operating profit margins for the remainder of the year will be between 8% and 9%.
Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia and Singapore.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$116,046	$156,047	$255,423	$309,466
Cost of revenue	125,360	133,581	249,698	263,751
Gross (loss)/profit	(9,314)	22,466	5,725	45,715
Operating (loss)/income	(26,718)	4,474	(27,732)	8,915
Gross profit percentage	(8.0)%	14.4%	2.2%	14.8%
Operating income percentage	(23.0)%	2.9%	(10.9)%	2.9%

Changes in revenue, cost of revenue and gross profit for the three months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended March 31, 2019	$156,047		$133,581		$22,466
Organic decline	(41,371)	(26.5)%	(6,942)	(5.2)%	(34,429)	(153.2)%
Acquired growth	3,402	2.2%	3,030	2.3%	372	1.7%
Currency effect compared to the prior period	(2,032)	(1.3)%	(4,309)	(3.2)%	2,277	10.1%
Three months ended March 31, 2020	$116,046	(25.6)%	$125,360	(6.2)%	$(9,314)	(141.5)%

Changes in revenue, cost of revenue and gross profit for the six months ended March 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Six months ended March 31, 2019	$309,466		$263,751		$45,715
Organic decline	(56,622)	(18.3)%	(13,714)	(5.2)%	(42,908)	(93.9)%
Acquired growth	6,375	2.1%	5,582	2.1%	793	1.7%
Currency effect compared to the prior period	(3,796)	(1.2)%	(5,921)	(2.2)%	2,125	4.6%
Six months ended March 31, 2020	$255,423	(17.5)%	249,698	(5.3)%	5,725	(87.5)%

The COVID-19 pandemic has had an immediate and significant negative effect on the results of our Outside the U.S. Segment. This business has several significant contracts that are compensated based upon performance-based outcomes, which have been significantly disrupted by the COVID-19 pandemic.
Our welfare-to-work contracts earn revenue based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals who we anticipate reaching these milestones. As a result of the pandemic, we revised our estimates of those jobseekers who are likely to achieve employment outcomes. In March 2020, we have recorded a decline in our estimated outcomes of approximately $24 million. Although we are continuing to service participants in these programs where we can, the pool of available employment opportunities is significantly lower than before.
Our health assessment contracts, including HAAS, have experienced declines in volumes as our ability to provide face-to-face assessments and the demand for occupational health services has diminished. As a temporary measure, we have furloughed some employees and a number of medical professionals in the United Kingdom have volunteered to assist the National Health Service. In the latter case, payments made to our employees will be on a pass through basis and will not result in revenue or profit. Our revenues will be significantly reduced until the conditions caused by the pandemic have eased.
As a result of this disruption, we anticipate that we will continue to experience operating losses for the remainder of this fiscal year. Within the U.K., we are in the process of transitioning some of our contracts to a cost-recovery model. In the longer-term, we anticipate an expanded need for our services across all geographies as we help our customers to expand and adapt their employment programs to cope with widespread unemployment.
Our acquired growth is from the acquisition of GT Hiring Solutions in Canada in August 2019 and InjuryNet in Australia in February 2020.

The continued strength of the United States Dollar against the currencies in which we do business outside the U.S. has resulted in year-over-year declines in our revenue and costs.

The Outside the U.S. Segment performs a significant part of its operations in the United Kingdom. As such, we are closely monitoring developments following the departure of the United Kingdom from the European Union. We do not anticipate the withdrawal to have a material direct effect on our business in the United Kingdom due to the nature of our customer base and the absence of cross-border operations. However, the uncertainty over the process has affected us indirectly. We anticipate we will continue to be subject to political risks, as legislative priorities may change and economic risks from the post-withdrawal environment.
Liquidity and Capital Resources
The COVID-19 pandemic has negatively affected our cash flows in March 2020 as there are some contracts where we were unable to perform at full level of operations or where payments are outcome-based. At March 31, 2020, we had approximately $126 million in unrestricted cash and $250 million of liquidity available on our credit facility. Our cash and cash equivalents balance included $36.5 million held in foreign locations in local currencies. While we expect a reduction to revenues due to the COVID-19 pandemic, we believe that we will have positive free cash flow for the second half of fiscal year 2020.
Governments worldwide have introduced a number of short-term policies to assist businesses with their liquidity. We anticipate utilizing payroll credits in the United States and the United Kingdom, as well as the deferral of certain tax obligations in the United States. We have also furloughed approximately 200 employees in the United Kingdom.
Our international locations have access to borrowing facilities which they may use to cover short-term working capital needs or small acquisitions, such as our acquisitions of GT Hiring Solutions and InjuryNet.
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
Cash Flows
The following table provides a summary of our cash flow information for the six months ended March 31, 2020 and 2019.

	Six Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by/(used in):
Operations	$109,272	$127,211
Investing activities	(21,575)	(420,070)
Financing activities	(63,579)	(8,590)
Effect of exchange rate changes on cash and cash equivalents	(1,868)	(632)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$22,250	$(302,081)

Our cash flows from operations were reduced compared to fiscal year 2019 due to the declines in our operating income and the timing of our cash payments. These were partially offset by improvements in our cash collections.
•Our income tax payments for the six months ended March 31, 2020 were $52.9 million, compared to $37.2 million in fiscal year 2019. We anticipate that our tax payments for the second half of the year will be lower than our provision for income taxes.

•Our Days Sales Outstanding (DSO) at March 31, 2020 were 72 days; the balance at September 30, 2019, was also 72 days. We have a target range for DSO of 65 to 80 days and in recent years, we have typically maintained the lower end of this range. We anticipate our DSO may grow during the remainder of the fiscal year as U.S. state governments may delay payments to assist their cash flows.
Cash used in investing activities for the six months ended March 31, 2020, was $21.6 million, principally for capital expenditures to support operations.
Cash used in financing activities in the six months ended March 31, 2020, was $63.6 million, compared to $8.6 million of cash provided in the comparative period. Fiscal year 2020 included $167.0 million of purchases of common stock, partially offset by $150.5 million of net borrowings. Credit facility borrowings and stock purchase transactions were less significant in fiscal year 2019.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(dollars in thousands)	2020	2019
Cash flows from operations	$109,272	$127,211
Purchases of property and equipment and capitalized software costs	(19,122)	(18,541)
Capital expenditure as a result of acquisition (1)	—	4,542
Free cash flow - non-gaap	$90,150	$113,212
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
During the six months ended March 31, 2020, we made changes to the manner in which we record leases. For additional information, please see "Note 3. Leases" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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

	Six Months Ended March 31,		Trailing Twelve Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
Net income attributable to MAXIMUS	$86,384	$117,837	$209,371	$224,005
Interest (income)/expense, net	(80)	79	(442)	(1,612)
Provision of income taxes	30,405	38,746	68,484	79,839
Amortization of intangible assets	18,022	14,977	36,099	19,964
Stock compensation expense	11,800	9,904	22,670	18,818
Acquisition-related expenses	3,377	2,850	4,400	3,797
Adjusted EBITA - non-gaap	$149,908	$184,393	$340,582	$344,811
Depreciation and amortization of property, plant, equipment and capitalized software	31,218	22,407	61,215	47,217
Adjusted EBITDA - non-gaap	$181,126	$206,800	$401,797	$392,028
Additional adjusted EBITDA related to citizen engagement centers acquisition		6,695		16,158
Pro Forma Adjusted EBITDA - non-gaap		$213,495		$408,186

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At March 31, 2020, and September 30, 2019, we held net assets denominated in currencies other than the U.S. Dollar of $161.1 million and $176.3 million, respectively. Of these balances, cash and cash equivalents comprised $36.5 million and $18.9 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	March 31, 2020	September 30, 2019
Comprehensive income attributable to MAXIMUS	$(16,114)	$(17,630)
Net decrease in cash and cash equivalents	(3,649)	(1,890)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At March 31, 2020, the net value of these assets and liabilities was $55.4 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. Our interest rate for the revolving credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at March 31, 2020, was approximately 0.99%. We had borrowings of $150.0 million under the facility at March 31, 2020. Accordingly, an increase of 1% in interest rates would result in an annualized additional expense of $1.5 million. The balance of our outstanding debt at March 31, 2020, was comprised of short-term borrowings in foreign locations to cover short-term working capital needs. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure. In the event that longer-term borrowings were required or if the costs of borrowing became expensive, we would anticipate using our current cash balance to cover these obligations.

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
Medicaid claims
The Centers for Medicare and Medicaid Services (CMS) has asserted two disallowances against a state Medicaid agency totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. The state contested the first disallowance of approximately $12 million in U.S. District Court. In February 2020, the District Court upheld that disallowance, and the state has appealed the case to the U.S. Circuit Court of Appeals. The second disallowance of approximately $19 million is still pending at the U.S. Health and Human Services Departmental Appeals Board. No legal action has been initiated against us with respect to either disallowance.

Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed below and under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2019, should be considered. The risks included below and in the Form 10-K could materially and adversely affect our business, financial condition and results of operations.
Other than as set forth below, there have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019.
Our business could be materially and adversely impacted by the recent coronavirus (“COVID-19”) outbreak or other similar outbreaks.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the recent global outbreak of the novel coronavirus disease (“COVID-19”). COVID-19 is negatively impacting worldwide economic activity and has resulted in travel and work restrictions, commercial disruptions and has affected companies' operations around the world. We have been and continue to be affected by the COVID-19 pandemic, including through office closures and changes in working practices. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. If our operations are materially restricted, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
We have also experienced procurement delays, increased labor and technology costs and reductions in outcome-based contract revenue. If these conditions are more protracted or severe than anticipated, it could have a material effect on our business, cause delays or limit the ability of our customers to perform, including in making timely payments to us.
In recent months, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could impede our ability to access capital, if we need to do so in the future.
We continue to work with our customers, employees and suppliers to address responsibly this global pandemic. We will continue to monitor the situation and assess further possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. In particular, many governments will be anticipating reduced income from taxes as a result of the COVID-19 pandemic. Any continued or further decline in economic conditions, as a result of COVID-19 or otherwise, would negatively impact our business.
We cannot at this time predict the impact of the COVID-19 pandemic and any resulting economic impact, but it could have a material adverse effect on our business, financial position, results of operations and cash flows.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding purchases of common stock that we made during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
January 1, 2020 - January 31, 2020	20,000	$72.48	20,000	$142,696
February 1, 2020 - February 29, 2020	451,700	67.04	451,700	112,416
March 1, 2020 - March 31, 2020	2,269,246	58.72	2,269,246	150,026
Total	2,740,946		2,740,946
______________________________________________
(1)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the purchase of our common stock. This replaced a similar resolution adopted in June 2018. On March 25, 2020, we announced that we have suspended share repurchases under this authorization. We will re-evaluate the share repurchase program once there is clarity around the impact of the COVID-19 pandemic on our business.

Item 6.                       Exhibits.

Exhibit No.		Description

3.1	s	Articles of Amendment of Amended and Restated Articles of Incorporation.

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the MAXIMUS, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

104		Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101)
_____________________________________________________
s Filed herewith.
❖ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAXIMUS, INC.

Date: May 7, 2020	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)