Form 10-Q
period 2020-06-30
MAXIMUS, INC.
filed 2020-08-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
OR
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

As of August 3, 2020, there were 61,312,619 shares of the registrant’s common stock (no par value) outstanding.

Maximus, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives and our expectations about revenues, results of operations, profitability, liquidity, market demand or the impact of the COVID-19 pandemic are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the continued spread of the COVID-19 virus, including the speed, depth, geographic reach and duration of the spread, and the actions taken or to be taken by us, our customers and the governments of jurisdictions in which we operate in response to COVID-19;
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
•matters related to business we have disposed of or divested; and
•other factors set forth in Item 1A of this Quarterly Report on Form 10-Q and in Exhibit 99.1 of our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the Securities and Exchange Commission on November 26, 2019, and as supplemented in our Form 10-Q for the quarter ended March 31, 2020, should be considered.
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Maximus, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue	$901,337	$730,710	$2,537,701	$2,131,849
Cost of revenue	715,734	556,463	2,023,550	1,628,915
Gross profit	185,603	174,247	514,151	502,934
Selling, general and administrative expenses	89,582	81,604	283,662	239,377
Amortization of intangible assets	8,712	9,049	26,734	24,026
Operating income	87,309	83,594	203,755	239,531
Interest expense	616	420	1,565	2,614
Other (expense)/income, net	(671)	556	621	3,048
Income before income taxes	86,022	83,730	202,811	239,965
Provision for income taxes	21,558	20,765	51,963	59,511
Net income	64,464	62,965	150,848	180,454
Income/(loss) attributable to noncontrolling interests	—	67	—	(281)
Net income attributable to Maximus	$64,464	$62,898	$150,848	$180,735
Basic earnings per share	$1.04	$0.98	$2.38	$2.80
Diluted earnings per share	$1.04	$0.97	$2.37	$2.79
Dividends paid per share	$0.28	$0.25	$0.84	$0.75
Weighted average shares outstanding:
Basic	61,882	64,405	63,463	64,534
Diluted	62,102	64,759	63,666	64,800

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$64,464	$62,965	$150,848	$180,454
Foreign currency translation adjustments	3,432	(1,974)	(1,304)	(4,157)
Comprehensive income	67,896	60,991	149,544	176,297
Comprehensive income/(loss) attributable to noncontrolling interests	—	67	—	(281)
Comprehensive income attributable to Maximus	$67,896	$60,924	$149,544	$176,578

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,548	$105,565
Accounts receivable — billed and billable, net of reserves of $13,031 and $5,382	626,471	476,690
Accounts receivable — unbilled	203,267	123,884
Income taxes receivable	8,284	20,805
Prepaid expenses and other current assets	59,942	62,481
Total current assets	979,512	789,425
Property and equipment, net	73,319	99,589
Capitalized software, net	35,447	32,369
Operating lease right-of-use assets	171,041	—
Goodwill	586,757	584,469
Intangible assets, net	151,115	179,250
Deferred contract costs, net	20,267	18,921
Deferred compensation plan assets	33,834	32,908
Deferred income taxes	3,450	186
Other assets	8,244	8,615
Total assets	$2,062,986	$1,745,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$217,831	$177,786
Accrued compensation and benefits	130,396	106,789
Deferred revenue	48,743	43,344
Income taxes payable	4,725	13,952
Current portion of long-term debt and other borrowings	7,000	9,658
Operating lease liabilities	74,878	—
Other liabilities	18,971	12,709
Total current liabilities	502,544	364,238
Deferred revenue, less current portion	30,090	32,341
Deferred income taxes	44,532	46,560
Long-term debt, less current portion	145,161	231
Deferred compensation plan liabilities, less current portion	34,302	34,079
Operating lease liabilities, less current portion	103,236	—
Other liabilities	8,174	20,082
Total liabilities	868,039	497,531
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 61,313 and 63,979 shares issued and outstanding at June 30, 2020, and September 30, 2019, at stated amount, respectively	517,200	498,433
Accumulated other comprehensive loss	(46,684)	(45,380)
Retained earnings	724,431	794,739
Total Maximus shareholders' equity	1,194,947	1,247,792
Noncontrolling interests	—	409
Total equity	1,194,947	1,248,201
Total liabilities and equity	$2,062,986	$1,745,732

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operations:
Net income	$150,848	$180,454
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	47,496	34,588
Amortization of intangible assets	26,734	24,026
Deferred income taxes	(5,210)	11,196
Stock compensation expense	17,558	15,323
Gain on sale of a business	(1,706)	—
Change in assets and liabilities net of effects of business combinations
Accounts receivable — billed and billable	(147,626)	(108,131)
Accounts receivable — unbilled	(80,267)	46,172
Prepaid expenses and other current assets	529	(2,933)
Deferred contract costs	(1,396)	(8,142)
Accounts payable and accrued liabilities	48,622	53,462
Accrued compensation and benefits	33,647	9,282
Deferred revenue	2,806	7,857
Income taxes	563	3,139
Operating lease right-of-use assets and liabilities	(1,071)	—
Other assets and liabilities	4,556	(2,582)
Cash flows from operations	96,083	263,711
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(28,436)	(39,033)
Acquisitions of businesses, net of cash acquired	(2,611)	(422,049)
Proceeds from the sale of a business	3,250	—
Maturities of short-term investments	—	19,996
Other	385	380
Cash used in investing activities	(27,412)	(440,706)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(52,988)	(47,936)
Purchases of Maximus common stock	(166,959)	(46,068)
Tax withholding related to RSU vesting	(10,614)	(8,915)
Borrowings under credit facility and other loan agreements	421,488	320,048
Repayment of credit facility and other long-term debt	(278,971)	(316,597)
Other	(957)	(133)
Cash used in financing activities	(89,001)	(99,601)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(174)	(994)
Net decrease in cash, cash equivalents and restricted cash	(20,504)	(277,590)
Cash, cash equivalents and restricted cash, beginning of period	116,492	356,559
Cash, cash equivalents and restricted cash, end of period	$95,988	$78,969

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$—	$1,138,468
Net income	—	—	—	64,464	—	64,464
Foreign currency translation	—	—	3,432	—	—	3,432
Cash dividends	—	—	—	(17,175)	—	(17,175)
Dividends on RSUs	—	419	—	(419)	—	—
Stock compensation expense	—	5,758	—	—	—	5,758
Balance at June 30, 2020	61,313	$517,200	$(46,684)	$724,431	$—	$1,194,947

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	150,848	—	150,848
Foreign currency translation	—	—	(1,304)	—	—	(1,304)
Cash dividends	—	—	—	(52,988)	(409)	(53,397)
Dividends on RSUs	—	1,209	—	(1,209)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	17,558	—	—	—	17,558
RSUs vested	101	—	—	—		—
Balance at June 30, 2020	61,313	$517,200	$(46,684)	$724,431	$—	$1,194,947

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

Maximus, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2020 and 2019

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
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
•Our balance sheet includes goodwill valued at $586.8 million. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2019. As of July 1, 2019, none of our reporting units showed any signs of impairment and all held a fair value estimated to be at least twice as high as their carrying value. We are in the process of performing our 2020 goodwill impairment test; at this time, we do not believe any goodwill impairment has occurred. This is based upon a number of factors, including the long-term viability of our business and the creditworthiness of our customer base.
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
•Our balance sheet includes $829.7 million of billed, billable and unbilled accounts receivable, net of reserves. We regularly evaluate this balance for recoverability and reserve those balances where we no longer believe that collection is probable. Bad debt expense has not historically been significant to our business due to the nature of our customers. During the nine months ended June 30, 2020, we recorded bad debt expense of $8.8 million. We have reserved balances against customers who we believe are experiencing difficulties during the COVID-19 pandemic and may not be able to reimburse us for work performed.
•As disclosed in "Note 4. Revenue Recognition," revenue for some of our welfare-to-work contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve.

Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock during the second quarter of the current fiscal year and many employment opportunities have been terminated or are no longer available. While we expect the volume of new program participants to increase as a result of disruption to employment markets, participants in programs prior to March 2020 have experienced reduced opportunities to reach sustained employment. This has resulted in revised estimates to our outcome fees and a reduction in our unbilled revenue balance.
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

Changes in financial reporting
Leases
Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842). The new standard requires that assets and liabilities arising under leases be recognized on the balance sheet, except for those with an initial term of less than twelve months. We adopted this standard using a modified retrospective approach. Accordingly, we did not recast prior period financial information. Certain elections were made in adopting the standard.
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

Forthcoming changes
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. Costs capitalized under this guidance will be expensed over the term of the cloud computing arrangement. We will adopt this guidance on October 1, 2020 using a prospective approach. The effect on our financial statements will be dependent upon our adoption of future cloud-based computing initiatives.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. This update replaces the existing incurred loss impairment model with an expected loss model. We will adopt this guidance on October 1, 2020 and any changes will be recorded as a cumulative adjustment to retained earnings. We are currently assessing the future impact of this update on our consolidated financial statements and related disclosures.
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
•Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessment services, as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments, independent medical reviews, and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.
•Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia, Singapore and Sweden.

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)
Revenue:
U.S. Health & Human Services	$336,950		$291,132		$957,929		$876,082
U.S. Federal Services	450,143		292,295		1,210,105		799,018
Outside the U.S.	114,244		147,283		369,667		456,749
Total	$901,337		$730,710		$2,537,701		$2,131,849
Gross profit:
U.S. Health & Human Services	$93,029	27.6%	$86,664	29.8%	$268,073	28.0%	$260,955	29.8%
U.S. Federal Services	84,723	18.8%	66,803	22.9%	232,502	19.2%	175,484	22.0%
Outside the U.S.	7,851	6.9%	20,780	14.1%	13,576	3.7%	66,495	14.6%
Total	$185,603	20.6%	$174,247	23.8%	$514,151	20.3%	$502,934	23.6%
Selling, general & administrative expense:
U.S. Health & Human Services	$31,996	9.5%	$32,414	11.1%	$102,633	10.7%	$93,953	10.7%
U.S. Federal Services	45,490	10.1%	32,896	11.3%	131,455	10.9%	90,632	11.3%
Outside the U.S.	13,668	12.0%	15,791	10.7%	47,125	12.7%	52,591	11.5%
Gain on sale of a business (3)	(1,706)	NM	—	NM	(1,706)	NM	—	NM
Other (2)	134	NM	503	NM	4,155	NM	2,201	NM
Total	$89,582	9.9%	$81,604	11.2%	$283,662	11.2%	$239,377	11.2%
Operating income:
U.S. Health & Human Services	$61,033	18.1%	$54,250	18.6%	$165,440	17.3%	$167,002	19.1%
U.S. Federal Services	39,233	8.7%	33,907	11.6%	101,047	8.4%	84,852	10.6%
Outside the U.S.	(5,817)	(5.1)%	4,989	3.4%	(33,549)	(9.1)%	13,904	3.0%
Amortization of intangible assets	(8,712)	NM	(9,049)	NM	(26,734)	NM	(24,026)	NM
Gain on sale of a business (3)	1,706	NM	—	NM	1,706	NM	—	NM
Other	(134)	NM	(503)	NM	(4,155)	NM	(2,201)	NM
Total	$87,309	9.7%	$83,594	11.4%	$203,755	8.0%	$239,531	11.2%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) Other selling, general and administrative expenses includes credits and costs that are not allocated to a particular segment, including the costs for actual and potential acquisitions of other businesses.
(3) During fiscal year 2020, we sold Q2 Administrators LLC, a subsidiary within our U.S. Federal Services Segment, resulting in a gain. Refer to "Note 6. Acquisitions and Divestiture" for more details.

Identifiable assets for the segments are shown below (in thousands):

	June 30, 2020	September 30, 2019
U.S. Health & Human Services	$701,864	$500,641
U.S. Federal Services	992,207	795,553
Outside the U.S.	200,752	234,769
Corporate	168,163	214,769
Total	$2,062,986	$1,745,732

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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company-specific, country-specific and lease-specific factors. The weighted average incremental borrowing rate utilized at June 30, 2020, is 3.8%.
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
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue." Facilities and assets which serve management and support functions are expensed through "selling, general and administrative expenses." Costs recorded in the three and nine months ended June 30, 2020, are summarized below.

(dollars in thousands)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease cost	$25,905	$74,592
Short-term lease cost	2,548	6,111
Variable lease cost	4,106	9,395
Total operating lease costs	$32,559	$90,098

Future minimum lease payments for noncancelable operating leases as of June 30, 2020 are shown below.

(dollars in thousands)	Office space	Equipment	Total
For the years ended September 30,
Remainder of 2020	$19,273	$2,065	$21,338
2021	66,814	6,974	73,788
2022	43,950	2,712	46,662
2023	27,320	119	27,439
2024	11,995	40	12,035
Thereafter	7,664	—	7,664
Total minimum lease payments	$177,016	$11,910	$188,926
Less imputed interest	(10,482)	(330)	(10,812)
Total lease liabilities	$166,534	$11,580	$178,114

Our weighted average remaining lease term at June 30, 2020 is 2.9 years.
For the nine months ended June 30, 2020, we made cash payments of $83.7 million for amounts included in our lease liabilities. New or amended leases resulted in additional right-of-use assets of $39.9 million for the same nine month period.

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

By operating segment and service

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Program administration	$251,616	$212,638	$724,960	$651,343
Assessments and appeals	40,875	35,657	104,621	106,209
Workforce and children services	32,531	29,146	90,651	76,947
Other	11,928	13,691	37,697	41,583
Total U.S. Health and Human Services	$336,950	$291,132	$957,929	$876,082

Program administration	$362,973	$204,622	$949,071	$554,739
Technology solutions	42,101	39,994	130,172	116,870
Assessments and appeals	45,069	47,679	130,862	127,409
Total U.S. Federal Services	$450,143	$292,295	$1,210,105	$799,018

Workforce and children services	$55,046	$65,819	$146,968	$208,856
Assessments and appeals	42,468	62,152	167,397	192,233
Program administration	15,544	16,767	49,583	48,009
Other	1,186	2,545	5,719	7,651
Total Outside the U.S.	$114,244	$147,283	$369,667	$456,749

Total revenue	$901,337	$730,710	$2,537,701	$2,131,849

By contract type

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Performance-based	$295,650	$260,052	$864,077	$834,531
Cost-plus	422,641	282,795	1,184,425	756,227
Fixed price	132,535	142,940	352,255	429,962
Time and materials	50,511	44,923	136,944	111,129
Total revenue	$901,337	$730,710	$2,537,701	$2,131,849

By customer type

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
New York State government agencies	$79,140	$90,295	$276,585	$271,865
Other U.S. state government agencies	265,608	204,272	692,689	601,044
Total U.S. state government agencies	344,748	294,567	969,274	872,909

United States Federal Government agencies	429,031	276,294	1,155,773	745,195
International government agencies	107,353	136,848	345,629	425,921
Other, including local municipalities and commercial customers	20,205	23,001	67,025	87,824
Total revenue	$901,337	$730,710	$2,537,701	$2,131,849

By geography

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
United States of America	$787,092	$583,428	$2,168,033	$1,675,101
United Kingdom	53,364	72,265	190,088	224,017
Australia	38,415	48,744	100,390	153,114
Rest of world	22,466	26,273	79,190	79,617
Total revenue	$901,337	$730,710	$2,537,701	$2,131,849

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
•Certain contracts include retainage balances, whereby revenue is earned but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing have been lifted.
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
•Some of our contracts, notably our welfare-to-work and employment services contracts in the Outside the U.S. Segment, include payments for outcomes, such as job retention, which occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.

Of our revenue for the three and the nine months ended June 30, 2020, approximately $9.1 million and $49.2 million were from cash payments made to us prior to October 1, 2019, respectively. For the three and nine months ended June 30, 2019, we recognized revenue of $3.0 million and $35.0 million from payments made prior to October 1, 2018, respectively.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Organization and Basis of Presentation," the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
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
Where we have changes to our estimates, these are recognized on a cumulative catch-up basis. In the three and nine months ended June 30, 2020, we reported reductions in revenue of $1.4 million and $9.1 million, respectively, from changes in estimates as of September 30, 2019. In the three and nine months ended June 30, 2019, we reported reductions in revenue of $2.3 million and $10.3 million, respectively, from changes in estimates.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Deferred contract cost capitalization	$2,268	$4,738	$6,263	$12,950
Deferred contract cost amortization	1,369	1,843	4,866	4,663
This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.

Remaining performance obligations
At June 30, 2020, we had approximately $325 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

5. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2020	2019	2020	2019
Basic weighted average shares outstanding	61,882	64,405	63,463	64,534
Dilutive effect of unvested RSUs	220	354	203	266
Denominator for diluted earnings per share	62,102	64,759	63,666	64,800

Our dilutive earnings per share for the three and nine months ended June 30, 2020, excludes any effect from approximately 253,000 and 250,000 unvested restricted stock units, respectively, as adding them to our calculation would have been antidilutive. There were no antidilutive awards in the three and nine months ended June 30, 2019.

6. Acquisitions and Divestiture
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
On August 16, 2019, we acquired 100% of the share capital of GT Hiring Solutions (2005) Inc. (GT Hiring) for $6.2 million (8.2 million Canadian Dollars). GT Hiring provides employment services in British Columbia. We acquired GT Hiring to enhance the reach and capabilities of our Canadian employment services and, accordingly, the business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets balances of $2.8 million and $1.4 million, respectively, related to this acquisition. The goodwill represents the assembled workforce and enhanced knowledge, experience and reputation we have obtained from the acquisition and will not be deductible for tax purposes. The intangible assets represent customer relationships, which will be amortized over seven years.
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited (InjuryNet) for an estimated purchase price of $3.4 million (5.2 million Australian Dollars). The purchase price is subject to adjustment for a working capital true-up. InjuryNet provides workplace medical services in Australia. The business has been integrated into our Outside the U.S. Segment. We are still in the process of finalizing allocation of assets acquired and liabilities assumed.
On May 1, 2020, we sold Q2 Administrators LLC, a wholly owned subsidiary, for $3.3 million, resulting in a gain of $1.7 million. We made the sale to avoid a possible or perceived conflict arising from a new contract.

7. Supplemental Disclosures
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. The share repurchase program was concluded on March 25, 2020 and will be re-evaluated once there is clarity around the impact of COVID-19. During the nine months ended June 30, 2020, we purchased approximately 2,767,000 of our common shares at a cost of $167.0 million. During the nine months ended June 30, 2019, we acquired approximately 716,000 common shares at a cost of $45.4 million. At June 30, 2020, $150.0 million remained available for future stock repurchases when the Board of Directors resumes the share repurchase program.
During the nine months ended June 30, 2020, we granted 0.3 million restricted stock units to our board of directors and employees. These awards will vest ratably over one and five years, respectively.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets (Level 1), and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At June 30, 2020, the deferred compensation plan held $21.7 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our debt balances are principally from credit facilities which can be utilized and repaid as required and whose rates are based upon prevailing market conditions; accordingly, we believe the balance disclosed approximates the fair value. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before June 30, 2020. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other assets" on our balance sheet and is included within "cash, cash equivalents and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(dollars in thousands)	June 30, 2020	September 30, 2019	June 30, 2019	September 30, 2018
Cash and cash equivalents	$81,548	$105,565	$71,084	$349,245
Restricted cash (recorded within "other current assets")	14,440	10,927	7,885	7,314
Cash, cash equivalents and restricted cash	$95,988	$116,492	$78,969	$356,559

During the nine months ended June 30, 2020 and 2019, we made interest payments of $1.2 million and $2.3 million, respectively.
During the nine months ended June 30, 2020 and 2019, we made income tax payments of $55.6 million and $45.9 million, respectively.

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

9. Subsequent Events
On July 3, 2020, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on August 31, 2020, to shareholders of record on August 14, 2020. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17 million.

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
Our primary portfolio of work is tied to business process services (BPS) in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from the Affordable Care Act (ACA) in the United States and a growing footprint in clinical services including assessments, appeals and independent medical reviews in multiple geographies. Our growth has been supplemented by acquisitions.
COVID-19 pandemic
As a provider of essential services, we have made significant changes to our operations to allow us to continue to serve our customers while maintaining a safe work environment for our employees.
•Within the United States, we have implemented a hybrid operational model by quickly transitioning the majority of our employees from offices to work-from-home arrangements. We are continuing to work with our customers to increase this population within the constraints of government regulation and shortages in equipment and other resources.
•Where employees remain on site, we are committed to ensuring a safe work environment, adhering to local and national regulations including those established by the Centers for Disease Control and Prevention, the Occupational Health and Safety Administration and the Environmental Protection Agency within the United States. These steps include enforced social distancing; mandatory face-coverings; regular employee temperature checks; rigorous, frequent and proactive cleaning and sanitizing of our facilities; reinforced handwashing and hygiene reminders and the installation of self-cleaning surfaces for high-traffic touchpoints.
•Where employees test positive or have come into contract with individuals with a positive diagnosis, we have a response plan which includes communicating with our employees and local health department officials and further sanitizing of the site and isolating of any impacted employees using a paid 14-day self-quarantine.
•We have also funded numerous additional administrative leave, sick leave and emergency paid family and medical leave programs to assist our employees in complying with these changes.
•In some locations, we have been unable to continue our operations either due to local restrictions or the nature of the services we provide. In particular, many of our welfare-to-work services have been suspended or slowed as we are unable to work directly with jobseekers, and the uncertainties within the employment market make the achievement of employment outcomes challenging. In these cases, our customers are working with us to maintain our workforce and operating capacity in the short-term so that we will be ready to serve once the pandemic-related restrictions are lifted.
•Outside the United States, the impact to operations has varied to a greater extent. Several geographies operate face-to-face employment services and assessments. The segment has experienced a slowdown in employment services and a halt of face-to-face assessments on the U.K. Health Assessment Advisory contract. Many of our employees are working from home but those that remain in the offices are adhering to local jurisdictional guidance and regulations related to workplace safety and safeguarding employees.
As a result, we continue to serve our clients, maintaining continuity of operations and including strict security standards, while protecting our employees.

We anticipate that we will be able to return to our previous levels of performance once the effects of this pandemic abate. However, the timing of this is uncertain and may vary by contract and location.
•We have a strong customer base. Within the United States, many of the services we provide are either directly for the U.S. Federal Government or are mandated by the U.S. Federal Government. Outside the United States, our services are often provided for or funded by national governments. We may experience some delays in payments as governments navigate new processes.
•At June 30, 2020, we had $81.5 million of cash and $145 million of borrowings on our credit facility, leaving $255 million of available capacity. We believe we have adequate cash resources and credit availability to handle our obligations as they fall due.
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
Acquisitions
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, has provided increased scale, customer base and competitive advantages in our business with the United States Federal Government. In August 2019 and February 2020, we acquired GT Hiring Solutions in Canada and InjuryNet in Australia, respectively, which we have integrated into our Outside the U.S. Segment. These acquisitions supplement our existing businesses in this segment. We have paused significant acquisition activity until we see an easing of the uncertainties resulting from the COVID-19 pandemic. We continue to work on smaller tuck-in transactions that support future organic growth.

Financial Overview
The global pandemic began to impact our operations in March 2020, and its effects have continued into and through our third fiscal quarter. The effect on our financial statements in this period was different across each of our segments.

•We experienced less disruption within our U.S. Health & Human Services and U.S. Federal Services Segments as we worked to maintain our operations, while prioritizing the safety of our employees. We anticipate continued disruption in these segments over the remainder of the year and into fiscal year 2021. Many of our contracts are outcomes or performance based and accordingly we are compensated based on volumes of transactions. We have been able to continue serving our customers and their citizens through expanded work from home technologies, mandated social distancing and face coverings in our site locations, significantly increased sanitization efforts, required use of a health screening mobile app to limit our sites to only employees who are healthy and to help those that fail the health screen to seek medical attention. We have experienced the negative effects of lower than normal activity and volume levels in many of our contracts, particularly those where temporary changes instituted as part of government COVID-19 relief efforts have loosened the requirements for program participants. For example, a significant U.S. Health & Human Services program has halted Medicaid renewals to ensure that individuals and families still have access to healthcare. We have also been impacted by incremental costs due to idle labor, enhanced health screenings and efforts to keep our employees healthy and increased sanitization. We have also experienced offsetting, positive impacts in the form of increased revenue from new work related to COVID-19 response and an expansion of our Census Questionnaire Assistance contract. Our new work is primarily in the areas of COVID-19 general inquiry, unemployment insurance support and contact tracing.
•Our Outside the U.S. Segment experienced a more immediate and significant negative impact from the pandemic as a significant portion of our international work is employment related, whether in finding work for individuals or assessing their health and work capabilities. The changes in the employment markets in these jurisdictions has sharply reduced the number of individuals in work and the number of employment opportunities available to them, resulting in a sharp decline in our outcomes-based revenue. This segment was also affected to a lesser extent by the Australian bushfires in December 2019 and January 2020. We believe that as different geographies emerge out of the pandemic, there will be an increased need and pent-up demand for our role to support more people into employment opportunities.
•Within our Outside the U.S. Segment, we are required to make judgments based upon our expectations of future employment outcomes for our caseload of jobseekers. These estimates are dependent upon a number of factors, including the effects of the pandemic and the pandemic-related restrictions over the employment markets, the timetable for the easing of pandemic-related restrictions and the speed with which the economies of the jurisdictions in which we operate will recover.
•Through our fourth fiscal quarter and into fiscal year 2021, we anticipate that we will continue to see COVID-19 related work as well as benefits from our employment services as we support individuals returning to work. We expect that these benefits will be partially offset by temporary program changes on performance-based contracts. Our assumptions are subject to change as we understand more about the duration of the pandemic and related regulations, the recovery pattern of our core programs, the effects of the budget challenges and other changes in policies or legislation.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Revenue	$901,337	$730,710	$2,537,701	$2,131,849
Cost of revenue	715,734	556,463	2,023,550	1,628,915
Gross profit	185,603	174,247	514,151	502,934
Gross profit percentage	20.6%	23.8%	20.3%	23.6%
Selling, general and administrative expenses	89,582	81,604	283,662	239,377
Selling, general and administrative expense as a percentage of revenue	9.9%	11.2%	11.2%	11.2%
Amortization of intangible assets	8,712	9,049	26,734	24,026
Operating income	87,309	83,594	203,755	239,531
Operating income percentage	9.7%	11.4%	8.0%	11.2%
Interest expense	616	420	1,565	2,614
Other (expense)/income, net	(671)	556	621	3,048
Income before income taxes	86,022	83,730	202,811	239,965
Provision for income taxes	21,558	20,765	51,963	59,511
Effective income tax rate	25.1%	24.8%	25.6%	24.8%
Net income	64,464	62,965	150,848	180,454
Income/(loss) attributable to noncontrolling interests	—	67	—	(281)
Net income attributable to Maximus	$64,464	$62,898	$150,848	$180,735
Basic earnings per share	$1.04	$0.98	$2.38	$2.80
Diluted earnings per share	$1.04	$0.97	$2.37	$2.79
Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail.

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended June 30, 2019	$730,710		$556,463		$174,247
Growth from citizen engagement centers contracts	145,790	20.0%	124,106	22.3%	21,684	12.4%
Organic growth/(decline) from other contracts	25,754	3.5%	35,970	6.5%	(10,216)	(5.9)%
Acquired growth	4,146	0.6%	3,535	0.6%	611	0.4%
Currency effect compared to the prior period	(5,063)	(0.7)%	(4,340)	(0.8)%	(723)	(0.4)%
Three months ended June 30, 2020	$901,337	23.4%	$715,734	28.6%	$185,603	6.5%

Revenue and cost of revenue for the three months ended June 30, 2020, increased compared to the same period in fiscal year 2019, principally driven by the citizen engagement centers business acquisition in the U.S. Federal Services Segment and to a lesser extent new work tied to helping governments slow the pace of the pandemic through contact tracing and other efforts to support the economic downturn through unemployment insurance programs for state governments. Although the citizen engagement centers business provided a full quarter of results in both periods, the Census Questionnaire Assistance (CQA) contract is now operating at its peak level of operations whereas work was at an early stage in fiscal year 2019.
Our businesses within the United States experienced organic revenue growth, offset by declines within our Outside the U.S. Segment. The factors driving changes are discussed in more detail below.
Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent and other direct costs.
Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Nine months ended June 30, 2019	$2,131,849		$1,628,915		$502,934
Estimated pre-acquisition results from citizen engagement centers business	98,429		85,341		13,088
Pro forma results for the nine months ended June 30, 2019	2,230,278		1,714,256		516,022
Growth from citizen engagement centers contracts	268,118	12.0%	221,041	12.9%	47,077	9.1%
Organic growth/(decline) from other contracts	37,643	1.7%	89,399	5.2%	(51,756)	(10.0)%
Acquired growth	10,521	0.5%	9,116	0.5%	1,405	0.3%
Currency effect compared to the prior period	(8,859)	(0.4)%	(10,262)	(0.6)%	1,403	0.3%
Nine months ended June 30, 2020	$2,537,701	13.8%	$2,023,550	18.0%	$514,151	(0.4)%

We estimate that revenue and cost of revenue from the citizens engagement center business for the period from October 1, 2018 to November 16, 2018 (the acquisition date) would have increased our revenue and cost of revenue by $98.4 million and $85.3 million, respectively. We have utilized pro forma revenue, cost of revenue and gross profit in calculating the changes shown above.
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
Our SG&A expense has increased year-over-year due primarily to:
•bad debt charges of $8.8 million from an increase in receivable reserves due to payment concerns related to COVID-19 and a billing dispute with a customer;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity;
•increases in our scope of operations, which increases our administrative base; and
•higher than usual specific acquisition costs and IT transformation initiatives, including migrating our existing data centers to the cloud;
•partially offset by a gain of $1.7 million related to the sale of Q2 Administrators LLC, a wholly owned subsidiary, during the third quarter of fiscal year 2020.
Amortization of intangible assets received a full charge from our acquisition of the citizen engagement centers business during fiscal year 2020. Additional charges from the acquisition of GT Hiring Solutions and InjuryNet also increased our amortization expense.
Our interest expense is primarily driven by borrowings from our credit facility. During fiscal year 2020, we drew on our credit facility to cover our working capital requirements. In fiscal year 2019, we borrowed $150 million to partially fund the acquisition of the citizen engagement centers business; this borrowing was repaid in full before the end of fiscal year 2019.
Our effective income tax rate for the three months ended June 30, 2020, was 25.1%, compared to 24.8% in the same period in fiscal year 2019. We are closely monitoring the effects of changes in tax legislation, notably the United States CARES Act, which provides for some tax credits and delayed payment of some taxes. The effect on our results in the three and nine months ended June 30, 2020 was not material.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$336,950	$291,132	$957,929	$876,082
Cost of revenue	243,921	204,468	689,856	615,127
Gross profit	93,029	86,664	268,073	260,955
Operating income	61,033	54,250	165,440	167,002
Gross profit percentage	27.6%	29.8%	28.0%	29.8%
Operating income percentage	18.1%	18.6%	17.3%	19.1%

Our revenue and cost of revenue for the three month period ended June 30, 2020, increased 15.7% and 19.3%, respectively, compared to the same period in fiscal year 2019. For the nine months ended June 30, 2020, growth was 9.3% and 12.1%, respectively. All growth was organic.
A number of positive and negative factors impacted this segment during the three and nine months ended June 30, 2020.
•We experienced an increase in revenue due to short term contracts assisting our customers with COVID-19 related administration. Although within our target range for profitability, these contracts generally have lower operating margins and therefore, tempered the overall operating margins of the segment.
•The increase in revenue in the U.S. Federal Services Segment absorbed additional costs from this segment and improved margins; this is likely to reverse in fiscal year 2021 as the CQA contract ends.
•Lower volumes on our large outcome-based contracts contributed to lower revenue and lower operating margins.
•As we noted in our previous quarterly filing, our revenue in the three months ended June 30, 2020 received approximately $9 million of benefit from a contract where we performed work prior to the contract amendment being executed in April 2020.
•Our operating income for the nine months ended June 30, 2020 was negatively impacted by the bad debt charges of $8.0 million.
We anticipate our operating income margins will be between 17% and 18% for the full fiscal year.
Our customers in this segment are typically U.S. state governments, who have seen increases in the demand for the social services that we administer while also experiencing a significant reduction in their tax revenues. Although this may provide additional opportunities for us, we face the risk that many of our customers may face cash shortfalls from reduced income tax receipts, resulting in potential budgetary pressures and delayed payments.
U.S. Federal Services Segment
Our U.S. Federal Services Segment provides business process solutions, including program administration, appeals and assessment services as well as system and software development and maintenance services for various U.S. federal civilian programs. This segment also contains certain state-based assessments, independent medical reviews, and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$450,143	$292,295	$1,210,105	$799,018
Cost of revenue	365,420	225,492	977,603	623,534
Gross profit	84,723	66,803	232,502	175,484
Operating income	39,233	33,907	101,047	84,852
Gross profit percentage	18.8%	22.9%	19.2%	22.0%
Operating income percentage	8.7%	11.6%	8.4%	10.6%

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended June 30, 2019	$292,295		$225,492		$66,803
Growth from citizen engagement centers contracts	145,790	49.9%	124,106	55.0%	21,684	32.5%
Organic growth/(decline) from other contracts	12,058	4.1%	15,822	7.0%	(3,764)	(5.6)%
Three months ended June 30, 2020	$450,143	54.0%	$365,420	62.1%	$84,723	26.8%

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Nine months ended June 30, 2019 (1)	$799,018		$623,534		$175,484
Estimated pre-acquisition results from citizen engagement centers business (2)	98,429		85,341		13,088
Pro forma results for the nine months ended June 30, 2019	897,447		708,875		188,572
Growth from citizen engagement centers contracts (3)	268,118	29.9%	221,041	31.2%	47,077	25.0%
Organic growth/(decline) from other contracts (4)	44,540	5.0%	47,687	6.7%	(3,147)	(1.7)%
Nine months ended June 30, 2020	$1,210,105	34.8%	$977,603	37.9%	$232,502	23.3%

To show the changes between the nine months ended June 30, 2019 and 2020, we utilized the following information.
1.These balances represent our results for the nine months ended June 30, 2019. These results include the citizen engagement centers business, following its acquisition on November 16, 2018 (the acquisition date).
2.These balances represent an estimate of the results for the citizen engagement centers business for the pre-acquisition period – the period from October 1, 2018, through to the acquisition date. This balance, combined with our prior year results, provides pro forma results – an estimate of the results of this segment if we had acquired the citizen engagement centers business on or before October 1, 2018.
3.These balances represent the growth, on a pro forma basis, of the contracts acquired with the citizen engagement centers business from the first nine months of fiscal years 2019 to the first nine months of fiscal year 2020. The principal driver of this growth was the Census Questionnaire Assistance (CQA) contract.
4.These balances represent the growth reported between the first nine months of fiscal years 2019 and 2020 of existing contracts outside those acquired.
Approximately two-thirds of the revenue in this segment is generated by cost-plus contracts, including almost all of the income acquired from the citizen engagement centers business. Accordingly, we are able to recover COVID-19-related costs incurred on these contracts. Our revenue has increased as a result of new and acquiredcontracts, as well as an increase in new work tied to supporting the government's efforts in slowing down the spread of the pandemic. The segment was unfavorably impacted by volume and revenue reductions on several performance-based contracts this fiscal year. These declines are due to temporary changes on certain contracts as part of the COVID-19 response to ensure that individuals and families continue to have access to vital services. For example, we have experienced a significant decline in volumes of independent medical reviews due to a significant drop in workers' compensation claims. The segment was also impacted by additional costs on some performance-based arrangements and ongoing investments in business development.
The CQA contract had $185 million of revenue in fiscal year 2019. The contract contributed approximately $380 million of revenue in the nine months ended June 30, 2020 and is anticipated to provide approximately $500 million of revenue in fiscal year 2020.
While we have experienced some disruption from the COVID-19 pandemic, we believe that the nature of our contracts and the desires of our customers will allow us to continue operating, albeit with some restrictions. We anticipate operating income margins for the remainder of the year will be between 8% and 9%.
Outside the United States Segment
Our Outside the U.S. Segment provides business process solutions for governments and commercial clients outside the U.S., including health and disability assessments, program administration and case management for employment services and other work-support programs. We deliver services in the United Kingdom, including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia, Singapore and Sweden.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Revenue	$114,244	$147,283	$369,667	$456,749
Cost of revenue	106,393	126,503	356,091	390,254
Gross profit	7,851	20,780	13,576	66,495
Operating (loss)/income	(5,817)	4,989	(33,549)	13,904
Gross profit percentage	6.9%	14.1%	3.7%	14.6%
Operating (loss)/income percentage	(5.1)%	3.4%	(9.1)%	3.0%

Changes in revenue, cost of revenue and gross profit for the three months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Three months ended June 30, 2019	$147,283		$126,503		$20,780
Organic decline	(32,122)	(21.8)%	(19,305)	(15.3)%	(12,817)	(61.7)%
Acquired growth	4,146	2.8%	3,535	2.8%	611	2.9%
Currency effect compared to the prior period	(5,063)	(3.4)%	(4,340)	(3.4)%	(723)	(3.5)%
Three months ended June 30, 2020	$114,244	(22.4)%	$106,393	(15.9)%	$7,851	(62.2)%

Changes in revenue, cost of revenue and gross profit for the nine months ended June 30, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
(dollars in thousands)	Dollars	Percentage change	Dollars	Percentage change	Dollars	Percentage change
Nine months ended June 30, 2019	$456,749		$390,254		$66,495
Organic decline	(88,744)	(19.4)%	(33,017)	(8.5)%	(55,727)	(83.8)%
Acquired growth	10,521	2.3%	9,116	2.3%	1,405	2.1%
Currency effect compared to the prior period	(8,859)	(1.9)%	(10,262)	(2.6)%	1,403	2.1%
Nine months ended June 30, 2020	$369,667	(19.1)%	356,091	(8.8)%	13,576	(79.6)%

The COVID-19 pandemic had an immediate and significant negative effect on the results of our Outside the U.S. Segment. This business has several contracts that are compensated based upon performance-based outcomes, which have been disrupted by the COVID-19 pandemic.
Our welfare-to-work contracts earn revenue based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals who we anticipate reaching these milestones. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. As a result of the pandemic, we revised our estimates of those jobseekers who are likely to achieve employment outcomes, reducing our revenue in the second fiscal quarter of 2020 by approximately $24 million to reflect the anticipated reduction in outcome payments. Through June 30, 2020, we have continued to refine our estimates as we gain a better understanding of the effects of COVID-19 and the related regulations on the employment markets we serve. Our revenue remains lower than fiscal year 2019.
•Many of our contracts have been modified. In Australia, the balance between administrative revenue and outcome-based revenue has been adjusted, to reduce the risks within the contract. In the United Kingdom, contracts have been temporarily changed to cost-reimbursable arrangements.
•Our estimates of the number of outcomes we anticipate to achieve has declined and the time we expect to achieve those outcomes has grown compared to prior years. This has reduced our potential revenue and slowed our progress towards recognizing it. All estimates at this time are based upon our expectations as to how the effects of the pandemic, including regulations adopted by governments and employment practices adopted by employers, will progress. We have limited history upon which to base these estimates and, accordingly, our revenue may be more volatile than we have previously experienced.
Our health assessment contracts, including HAAS, have experienced declines in volumes as the government instituted a temporary halt on face-to-face assessments and navigates towards the optimal path to safely resume these services. We have furloughed some employees under programs to reduce costs in the short term.
As a result of this disruption, we anticipate that we will continue to experience operating losses for the remainder of this fiscal year, although we do not anticipate a significant loss in our fourth fiscal quarter. In the longer-term, we anticipate an expanded need for our services across all geographies as we help our customers to expand and adapt their employment programs to address the economic downturn and help cope with widespread unemployment.
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
Liquidity and Capital Resources
The COVID-19 pandemic has negatively affected our cash flows since March 2020. We are experiencing some delays in payments from our customers in addition to the operational challenges we are facing on our contracts. At June 30, 2020, we had approximately $81.5 million in unrestricted cash and $255 million of liquidity available on our credit facility. Our cash and cash equivalents balance included $52.9 million held in foreign locations in local currencies. If payments continue to be delayed, we may be required to increase our use of the credit facility. At this time, we do not anticipate disruption to our quarterly dividend payments but share purchases and significant merger and acquisition activity has been paused.

Governments worldwide have introduced a number of short-term policies to assist businesses with their liquidity. We anticipate utilizing payroll credits and the deferral of tax payments in the United States and the United Kingdom. We have also furloughed employees in the United Kingdom.

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
Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2020 and 2019.

	Nine Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash from/(used in):
Operations	$96,083	$263,711
Investing activities	(27,412)	(440,706)
Financing activities	(89,001)	(99,601)
Effect of exchange rate changes on cash and cash equivalents	(174)	(994)
Net decrease in cash, cash equivalents and restricted cash	$(20,504)	$(277,590)

Our cash flows from operations were reduced compared to fiscal year 2019 due to the declines in our operating income and the timing of our cash collections. Our Days Sales Outstanding (DSO) at June 30, 2020, were 84 days; the balance at September 30, 2019, was 72 days. We have a target range for DSO of 65 to 80 days and in recent years, we have typically maintained the lower end of this range. As we anticipated, our DSO was negatively impacted due to U.S. state governments delaying payments to assist their cash flows. During the week subsequent to June 30, 2020, we received over $90 million in cash collections from U.S. State and Federal customers, which would have reduced our DSO to 74 days had it arrived earlier.

Cash used in investing activities for the nine months ended June 30, 2020, was $27.4 million, principally for capital expenditures to support operations.
Cash used in financing activities in the nine months ended June 30, 2020, was $89.0 million, compared to $99.6 million of cash used in the comparative period. Fiscal year 2020 included $167.0 million of purchases of common stock, partially offset by $142.5 million of net borrowings. Credit facility borrowings and stock purchase transactions were less significant in fiscal year 2019.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(dollars in thousands)	2020	2019
Cash flows from operations	$96,083	$263,711
Purchases of property and equipment and capitalized software costs	(28,436)	(39,033)
Capital expenditure as a result of acquisition (1)	—	4,542
Free cash flow - non-gaap	$67,647	$229,220
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
During the nine months ended June 30, 2020, we made changes to the manner in which we record leases. For additional information, please see "Note 3. Leases" in our "Notes to Unaudited Consolidated Financial Statements" in Item 1 of this Form 10-Q.

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
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our own common stock, dividend payments and other financing transactions. We have provided a reconciliation of free cash flow to cash from operations.
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

	Nine Months Ended June 30,		Trailing Twelve Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income attributable to Maximus	$150,848	$180,735	$210,937	$227,042
Interest (income)/expense, net	513	181	49	(278)
Provision of income taxes	51,963	59,511	69,277	76,111
Amortization of intangible assets	26,734	24,026	35,762	26,488
Stock compensation expense	17,558	15,323	23,009	19,848
Acquisition-related expenses	4,162	2,982	4,419	3,929
Gain on sale of a business	(1,706)	—	(1,706)	—
Adjusted EBITA - non-gaap	$250,072	$282,758	$341,747	$353,140
Depreciation and amortization of property, plant, equipment and capitalized software	47,496	34,588	65,312	46,570
Adjusted EBITDA - non-gaap	$297,568	$317,346	$407,059	$399,710
Additional adjusted EBITDA related to citizen engagement centers acquisition		6,695		11,131
Pro Forma Adjusted EBITDA - non-gaap		$324,041		$410,841

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At June 30, 2020, and September 30, 2019, we held net assets denominated in currencies other than the U.S. Dollar of $159.2 million and $176.3 million, respectively. Of these balances, cash and cash equivalents comprised $52.9 million and $18.9 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement (in thousands).

	June 30, 2020	September 30, 2019
Comprehensive income attributable to Maximus	$(15,923)	$(17,630)
Net decrease in cash and cash equivalents	(5,287)	(1,890)
Included within our net assets held in international currency are assets which we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, accounts payable, accrued compensation, deferred revenue and debt. At June 30, 2020, the net value of these assets and liabilities was $47.3 million.
Where possible, we identify surplus funds in foreign locations and place them into entities with the U.S. Dollar as their functional currency. This mitigates our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving credit facility and other short term borrowings. Our interest rate for the revolving credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at June 30, 2020, was approximately 0.16%. We had borrowings of approximately $145 million under the facility at June 30, 2020. Accordingly, an increase of 1% in interest rates would result in an annualized additional expense of $1.5 million. The balance of our outstanding debt at June 30, 2020, was comprised of short-term borrowings in foreign locations to cover short-term working capital needs. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure. In the event that longer-term borrowings were required or if the costs of borrowing became expensive, we would anticipate using our current cash balance to cover these obligations.

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

Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2019, and as supplemented in our Form 10-Q for the quarter ended March 31, 2020, should be considered. The risks included in those filings could materially and adversely affect our business, financial condition and results of operations.

Item 6.                       Exhibits.

Exhibit No.		Description

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the Maximus, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.

104		Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101)
_____________________________________________________
s Filed herewith.
❖ Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maximus, Inc.

Date: August 6, 2020	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)