Form 10-K
period 2020-09-30
MAXIMUS, INC.
filed 2020-11-19
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2020 was $3,527,771,000 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 61,452,520 shares of the registrant's Common Stock outstanding as of November 16, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be held on March 16, 2021, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

Maximus, Inc.
Form 10-K
September 30, 2020

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives and our expectations about revenues, results of operations, profitability, liquidity, market demand or the impact of the Coronavirus (COVID-19) global pandemic are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the extent and impact of the continuation of the COVID-19 global pandemic and the actions taken or to be taken by us, our customers, and the governments or jurisdictions in which we operate in response to COVID-19;
•the impact of the recent U.S. general election and the transition to the Biden Administration on federal procurement, federal funding to states' safety-net programs, and the overall decision-making process related to our industry, including our business and customers;
•the demand for our services and products, including the impacts of any economic downturns;
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
•matters related to business we have disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors."
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
Our primary portfolio of work is tied to business process services (BPS) in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from the Affordable Care Act (ACA) in the United States (U.S.) and a growing footprint in clinical services including assessments, appeals and independent medical reviews in multiple geographies. Our growth has been supplemented by strategic acquisitions.
Most recently, we experienced both favorable and unfavorable impacts as a result of the Coronavirus (COVID-19) global pandemic. Underscoring the importance of the services we provide, many of our U.S. contracts were designated as "essential" by government agencies in the midst of COVID-19. Keeping these programs open ensures vulnerable individuals and families can access vital healthcare and safety-net services during these uncertain times. While some of the programs we support have experienced reduced volumes due to the pandemic, we have also been successful in winning new contracts tied to public health initiatives such as contact tracing and unemployment insurance programs to help governments respond to the COVID-19 crisis. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19. As a result, we believe our operations support programs that are essential for their safety and wellbeing.
The Company has a long-term growth strategy with three key tenets:
•an aim to increase its growing clinical services;
•a digital transformation embedded in its service offerings; and
•a desire to seek strategic acquisitions as a means to set the platform for organic growth.
We believe that demographic, economic, and legislative trends will provide our industry with further opportunities for growth and that our strong reputation within this industry, based upon our market leadership, strong financial position and experience, will allow us to benefit from future demand trends.
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
•We maintain a strong reputation within the government health and human services industry. Our deep client relationships and reputation for delivering outcomes and efficiencies create a strong barrier to entry in a risk-averse environment. Entering our markets typically requires expertise in complex procurement processes, operation of multi-faceted government programs and an ability to serve and engage with diverse populations.
•Our contract portfolio offers us good revenue visibility. Our contracts are typically multi-year arrangements and we have customer relationships that have lasted decades. Because of this longevity, our contract portfolio at any point in time can typically be used to identify more than 90% of our anticipated revenue for the next twelve months.
•We have a diversified company portfolio with consistent operating margins, high cash conversion, a healthy balance sheet, and access to a $400 million corporate credit facility. We seek a fair return for the risk that we take. Our financial flexibility allows us to fund investments in the business, complete strategic acquisitions to further supplement our core capabilities and seek new adjacent platforms.
•We believe that the election of Joe Biden bears further support for the expansion of the ACA. President-elect Biden's health platform includes renewed efforts to protect and build upon the ACA. Although the Supreme Court is currently considering the constitutionality of the ACA, our overall experience in Medicaid expansion and the state and federal exchange markets uniquely positions us to support the new administration's health and human services efforts, as well as the states' needs to adapt to a changing health care market environment.
To supplement our core business, we have an active program to identify potential strategic acquisitions. We temporarily paused the program in March 2020 in order to preserve cash during the early stages of the pandemic, but we have resumed mergers and acquisitions activity. Our past acquisitions have enabled us to expand our business processes, knowledge, and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, provided increased scale, customer base and competitive advantages in our business with the U.S. Federal Government. Our primary clients are government agencies, with the majority at the national, state and provincial levels. In the year ended September 30, 2020, approximately 39% of our total revenue was derived from U.S. state government agencies, 45% from U.S. Federal Government agencies, 13% from foreign government agencies and the balance from other sources, including local municipalities and commercial customers.
Our business segments
We operate our business through three segments: U.S. Services (previously identified as U.S. Health and Human Services), U.S. Federal Services and Outside the United States. We operate in the U.S., Australia, United Kingdom (U.K.), Canada, Saudi Arabia, Singapore, Italy, Sweden, and South Korea.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets and related financial information for the 2020, 2019 and 2018 fiscal years, see "Note 2. Business segments" within Item 8 of this Annual Report on Form 10-K.
U.S. Services Segment
Our U.S. Services Segment, previously identified as our U.S. Health and Human Services Segment, generated 38% of our total revenue in fiscal year 2020.
Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the ACA, Medicaid and the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal year 2020, the segment further executed on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and COVID-19 response efforts. We also successfully expanded into the unemployment insurance market. As of September 30, 2020, Maximus was supporting 14 states in their unemployment insurance programs, subsequent to fiscal year end the number of states supported increased to 17. We changed the name of our U.S. Health and Human Services to U.S. Services to recognize the evolution our service offerings into new markets and clients.
Approximately 76% of our revenue for this segment comes from our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
•Program eligibility support and enrollment services to help beneficiaries make the best choice for their health insurance coverage to improve their access to healthcare.
•Centralized multilingual customer contact centers and multichannel, digital self-service options for simplified enrollment to better serve citizens' needs.
•Application assistance and independent health plan choice counseling to beneficiaries.
•Beneficiary outreach, education, eligibility, enrollment and redeterminations services.

We are a leading player in many of the health program administration markets that we serve:
•We are the largest provider of Medicaid enrollment services in the U.S., serving more than 65% of Medicaid beneficiaries enrolled in Medicaid managed care.
•We are a leading provider of CHIP services and state-based health insurance exchange operations.
•We have established a sizeable presence in the public health market with contact tracing work and other COVID-19 response work.
Approximately 11% of the segment’s revenue is from our independent appeals and person-centered assessments services primarily under Medicaid Long-Term Care. These services help governments engage with program recipients while at the same time helping them improve the efficiency, cost-effectiveness, quality and accountability of their health and disability benefits programs. These include person-centered independent disability, long-term sick and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews (PASRR) and Independent Developmental Disability (IDD) assessments. We are a leading provider of such services in the United States.
Approximately 10% of the segment’s fiscal year revenue is from workforce and child services programs. Workforce services cover a number of attributes, including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. In fiscal year 2020, Maximus won 14 contracts to support state efforts with unemployment insurance as a result of COVID-19. As of November 18, 2020, Maximus supported 17 states. Child services include full and specialized child support case management services, customer contact center operations, and program and systems consulting services.
The rest of the segment’s fiscal year revenue is from specialized consulting services.
Payment for our services varies from contract to contract based upon factors such as the priorities of the customer and the willingness to share risks and rewards. Some contracts are performed on a cost-plus basis, where we receive revenue based upon the hours and costs incurred and typically operate at lower margins. Most contracts include a level of performance-based compensation or a fixed fee or a mixture of both, with fees being based upon call volumes, populations served or appeals processed. Our workforce services contracts typically have outcomes-based payments in an effort to incentivize providers to ensure that we help job seekers find long-term sustained employment and achieve economic independence.
The segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles.
During fiscal year 2020, we earned 27% of our segment revenues from the State of New York. A small number of large states comprise a significant share of this segment's revenue. In addition, even though the majority of our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. Federal Government in the form of cost-sharing arrangements with the states, as is the case with Medicaid.
U.S. Services Market Environment
We believe that effectively managing healthcare costs, as well as improving quality and access to healthcare, is a major policy priority for governments. Further, President-elect Biden has indicated that his healthcare platform will use the foundation of the ACA to expand access, lower costs and simplify the process for individuals and families. Governments seek efficient and cost-effective solutions to manage their public health benefits programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
For instance, the U.S. Department of Health and Human Services continues to implement and focus on its fiscal years 2018 through 2022 strategic plan, which prioritizes their goals around reforming, strengthening, and modernizing the Nation's healthcare system. As part of this strategic goal, they seek to:
•Promote affordable healthcare, while balancing spending on premiums, deductibles, and out-of-pocket costs;
•Expand safe, high-quality healthcare options, and encourage innovation and competition;

•Improve American's access to healthcare and expand choices of care and service options; and
•Strengthen and expand the healthcare workforce to meet America's diverse needs.
As a result of Medicaid expansion and the ACA within the U.S., more individuals are now eligible for health insurance coverage and there have been significant decreases in uninsured rates subsequent to the passage of the ACA. Over the last decade, many state Medicaid programs also expanded managed care to new populations and new geographies that were historically served through fee-for-service Medicaid. More recently, some states are also seeking increased flexibility in the operations of their Medicaid programs via waivers requested through the Centers for Medicare & Medicaid Services. The issuance of waivers is contingent upon federal approval.
Many governments are also looking for innovative solutions to support disabled and elderly populations who require long-term services and supports (LTSS). A general trend in the LTSS market has been to ensure that individuals are in the right setting and receiving the right level of support and care. In many cases, this means allowing individuals to receive care at home or in a community-based setting, rather than institutional facilities. With no financial ties to health insurance plans or providers, our conflict-free assessment services assist governments in determining the most appropriate placement and related services for program beneficiaries.
In response to the global COVID-19 pandemic, Maximus established itself in the public health market through our contact tracing, disease investigation and pandemic response work. We believe there will be continued demand for a variety of services as states grapple with improving their long-term public health infrastructure in the wake of the global pandemic.
We believe the current market environment for our services positions us to benefit from continued demand across all of our geographies from service areas such as operations program management and independent health and benefit assessments. Overall, we still expect the underlying demand for our services to increase over the next several years, particularly as economies emerge from this global health crisis.
Our primary competitors are government in-sourced operations, Conduent, Automated Health Systems, Faneuil, KePro, MTX Group, and Deloitte. In some services, we compete against specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. We consider ourselves to be a significant competitor in the markets in which we operate as we are the largest provider of Medicaid and CHIP administrative programs and operate more state-based health insurance exchanges than any other commercial provider.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 47% of our total revenue in fiscal year 2020. The segment is expected to experience a decrease in revenue in fiscal year 2021 as a result of the expected wind-down of the Census Questionnaire Assistance 2020 (CQA) contract.
Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. In fiscal year 2020, the segment expanded its clinical offerings in public health with new work supporting the Federal Government's COVID-19 response efforts. This included:
•Expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline;
•An outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result; and
•IRS Wage and Investment Division response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.
Much of the recent growth in this segment came from our acquisition of the citizen engagement centers business at the beginning of fiscal year 2019. Within the portfolio, three significant contracts were acquired.
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
•The CQA contract provides operations support and citizen engagement services to provide questionnaire assistance on the 2020 United States Census form. This contract is scheduled to end in June 2021 following the completion of the Census.
•The CDC Information contact center provides assistance to individuals seeking the latest, reliable, and science-based health information on more than 750 health topics.
The acquired contracts make up part of the segment’s program administration business, which provides the majority of the segment’s revenue. Our legacy contract base includes:
•Centralized citizen engagement centers and support services;
•Document and record management; and
•Case management, citizen support and consumer education.
Approximately 11% of the segment’s fiscal year 2020 revenue is from our independent assessments and appeals services. These include:
•Independent medical reviews and workers' compensation benefit appeals;
•Medicare and Medicaid appeals; and
•Federal Marketplace eligibility appeals.
Approximately 10% of the segment’s fiscal year 2020 revenue is from our technology solutions. These include:
•Modernization of systems and information technology (IT) infrastructure;
•Infrastructure operations and support;
•Software development, operations and management; and
•Data analytics.
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
We have the scale, capability, and experience to offer our customer services in a wide range of areas. We have access to a number of significant contract vehicles across several agencies of the U.S. Federal Government.
The U.S. Federal Services Segment may experience some seasonality largely tied to our CCO contract that operates open enrollment for the Federal Marketplace and Medicare, which begins in November and ends in January. In addition, the CQA contract is expected to provide between $50 million and $60 million of revenue in fiscal year 2021 but with revenue concentrated in the critical months of the service during our first fiscal quarter. The CQA contract provided $515 million of revenue in fiscal year 2020.
U.S. Federal Services Market Environment
Following the 2020 Presidential election, the executive branch of the federal government is expected to be under transition until and following President-elect Biden's inauguration in January 2021. However, we do not expect to see a slowdown similar to the 2016 transition as the Biden Administration is already taking steps to prepare their transition teams and establish key appointments.
Some uncertainty regarding the federal legislative environment remains at the time of this filing as the Senate majority will not be decided until January 2021 and the House of Representatives lost several Democratic members.
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
Many federal agencies must also address the maintenance of legacy IT systems and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements and global challenges. We believe we are well-positioned to help agencies modernize and operate their mission-critical systems.
Key factors that will likely impact the U.S. federal services market include a variety of political, economic, social and technological issues:
•The outcome of the 2020 U.S. general election including the balance of power between the Senate and House of Representatives, the transition to a new administration and President-elect Biden's ability to implement his stated health platform that will leverage the ACA;
•A focus on the citizen experience, citizen services, omnichannel engagement and digital services;
•Agencies moving from transformation initiatives to operations and maintenance;
•Agencies seeking consolidation and shared services to achieve cost efficiencies; and
•Changes in the acquisition and contracting environment, including consolidation of contract vehicles, such as Alliant 2 Government-wide Acquisition Contract.
Our primary competitors in the U.S. Federal Services Segment are Serco, General Dynamics Information Technology, PAE, Cognosante, and Conduent. Within the technology sector, our primary competitors are IBM, Oracle, Leidos, Accenture, Deloitte, Booz Allen Hamilton, and other federal contractors.
Outside the United States Segment
Our Outside the U.S. Segment generated 15% of our total revenue in fiscal year 2020. We expect an improved outlook for the segment in fiscal year 2021 with forecasted revenue growth of $175 million, compared to fiscal year 2020. The predominant driver of this growth is rising unemployment and increasing volumes on employment services contracts that support individuals back into long-term, sustained employment. We are already experiencing a rise in volumes in markets where economies have started to emerge from the global pandemic, such as Australia. The segment will also benefit from new work wins that will generate revenue and profit in fiscal year 2021.
Our Outside the U.S. Segment is forecasted to be profitable in fiscal year 2021, remaining in a loss position for the first half of the year and returning to profit in the second half of the year. The outlook may continue to be adversely impacted by the global pandemic. Ultimately, we believe that we remain poised to help governments navigate significant challenges as the markets we serve begin to emerge from the global pandemic.
Our Outside the U.S. Segment provides business process services (BPS) solutions for governments and commercial clients in geographies beyond the U.S., including health and disability assessments, program administration for employment services and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia, Singapore, South Korea and Sweden.
Approximately 41% of the segment’s fiscal year 2020 revenue is from comprehensive employment services that help vulnerable individuals transition from government assistance programs to sustainable employment and economic independence. These services cover a number of attributes, including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Payment terms are typically focused on achieving employment outcomes.
Appeals and assessments work constitutes 44% of this segment’s revenue. On these contracts, we are typically reimbursed for each transaction. The HAAS contract is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service to the customers we serve. Maximus carries out these assessments on behalf of the Department for Work and Pensions (DWP), and the DWP makes the final decision on the level of benefit. In fiscal year 2020, face-to-face assessments under the HAAS program were paused due to the global pandemic. We have resumed limited telephone assessment and paper-based assessment, but we do not know for certain when face-to-face assessments will resume. The HAAS program serves some of the country's most vulnerable citizens, and ensuring a safe return to face-to-face assessments is a top priority for DWP and Maximus.
The balance of the segment provides program administration and some specialized services.
Our competitive position within each national market is different. Within the United Kingdom and Australia, we consider ourselves to be leading providers of services in those markets.
Seasonality is not significant to this segment.
Outside the United States Market Environment
We believe our established presence, healthy financial condition, strong brand recognition, and ability to achieve the requisite performance requirements and outcomes make us well-positioned to compete for opportunities outside the U.S.
We offer clients demonstrated results and decades of proven experience in administering workforce services programs in the U.K., Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, and Sweden. In Australia, we are one of the largest workforce services providers, and in the U.K., we have an established presence and exceptional reputation in the workforce services market. This segment's significant employment services contracts continue to operate at reduced levels as these economies wrestle to emerge from the global pandemic.
During 2020, governments recognized the emerging need for more robust employment support programs as a result of the economic downturn and soaring unemployment due to COVID-19. We are cautiously optimistic that new procurements for expanded employment services programs in markets like the U.K. will materialize in fiscal year 2021 as different geographies emerge from the pandemic at different paces. Given our deep experience, strong financial condition, and trusted brand reputation, we believe we are well-positioned with unique competitive advantages to meet an anticipated expanded need for our services and pent-up demand to help governments provide their citizens employment opportunities. Furthermore, this segment has historically benefited from increased caseloads in employment services programs during past economic downturns.
Over the last five years, many governments shifted their focus to employment programs that serve individuals with disabilities or health conditions. We increased our presence in the U.K. disability employment services market, where we help people with disabilities and health conditions obtain employment. We do similar work in Australia under the Disability Employment Services program that aims to provide individuals with disabilities a supported path towards long-term employment. We are a recognized leader in the U.K. and Australia for providing disability employment support services, having achieved accreditation in the U.K. as a Disability Confident Leader and in Australia as a Disability Confident Recruiter. We believe these services are transferable to our other geographies and position us well for emerging trends in the disability services market.
We believe ongoing initiatives and our ability to achieve the outcomes that matter, reduce costs and improve efficiencies, combined with our outstanding performance, expertise and proven solutions, will continue to drive demand for our core human services offerings across multiple geographies. Our ability to provide value-for-money is important in a market that is price competitive.
Our primary competitors in this segment include Atos, Capita, Interserve, Virgin Care, Optum, Serco, Staffline, Shaw Trust, Ingeus, Sarina Russo, Advanced Personnel Management, IBM, Telus-Health, NTT Data, Pacific Blue Cross, and other specialized private companies and nonprofit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.

Backlog
Our relationships with clients and our individual contracts, including option years, typically cover many years. At September 30, 2020, we estimate that we had approximately $7.8 billion in backlog. Backlog represents an estimate of the remaining future revenue from existing signed contracts, revenue from contracts that are formally awarded but not yet signed and revenue expected from unexercised contract options.
Government agencies do not have to exercise options, and they may elect not to exercise them for budgetary, performance or any other reason. Although the exercise of options is uncertain, in our experience, if the incumbent contractor is performing as expected, these options are exercised nearly 100% of the time.
Increases in backlog result from the award of new contracts and the extension or renewal of existing contracts. Reductions in backlog come from fulfilling contracts or the early termination of contracts. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume from which actual results may vary. We may modify our estimates related to performance-based contracts, and, as a result, backlog from these contracts may increase or decrease based upon the information that management has at that time. Additionally, backlog estimates may be affected by foreign currency fluctuations.
Government contracts typically contain provisions permitting government clients to terminate contracts without cause with limited notice or compensation. See “Risk Factors — Government entities have in the past terminated, and may in the future terminate, their contracts with us earlier than we expect, which may result in revenue shortfalls and unrecovered costs” below in Item 1A of this Annual Report on Form 10-K. Although we have experienced such terminations, they have been a rare occurrence. We also risk losing revenue in the event of a shutdown by the U.S. Federal Government ,which may impact our U.S. Federal Services Segment and, to the extent that programs are federally funded, our U.S. Services Segment. Many of our federally funded health and human services programs are typically deemed essential, which means that a short-term shutdown would not be expected to cause significant disruption to these operations.
We believe that period-to-period backlog comparisons are difficult and may not necessarily accurately reflect future revenue we may receive. The actual timing of revenue receipts, if any, on projects included in backlog could change for any of the aforementioned reasons. We also may experience periods in which there is a greater concentration of rebids, resulting in a comparatively reduced backlog balance until subsequent award or extension on those contracts. The dollar amount by segment of our backlog as of September 30, 2020 and 2019, was as follows:

(in millions)	Backlog as of September 30,
	2020	2019

U.S. Services	$4,388	$3,955
U.S. Federal Services	2,150	3,612
Outside the U.S.	1,236	1,408
Backlog	$7,774	$8,975
Our businesses typically involve contracts covering a number of years, including option periods. Contracts may include a period between contract signature and operations beginning for startup and transition activities where we are precluded from recognizing revenue. At September 30, 2020, the average weighted remaining life of the contracts in our backlog was approximately 3.2 years, including option periods. The longevity of these contracts assists management in predicting revenue, operating income and cash flows. We expect approximately 40% of the backlog balance to be realized as revenue in fiscal year 2021. We adjust backlog annually for currency fluctuations and for estimated amounts associated with our performance-based contracts based upon the latest information that management has at that time.
Backlog represents more than 90% of current estimated fiscal year 2021 revenue.
Our growth strategy and competitive advantages
In all the markets and locations in which we operate, we are seeing consistent themes that drive our long-term strategy.

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
Decentralization
•Within the U.S., the U.S. Federal Government is exploring per capita funding and recently clarified federal regulations that now allow states the flexibility to use contractors for government support services that were previously managed by state-based employees. However, a shift to a new administration could result in a reversal of these clarifications. President-elect Biden has made healthcare a major priority and is expected to build upon the ACA.
•Within the U.K., we are seeing devolution of programs to local authorities.
We believe that these changes to funding and government mechanics allows state and local authorities enhanced flexibility to shape their benefit programs.
Economic environment
•As a result of the global health crisis, unemployment levels have drastically increased in markets around the globe. As a leading provider of employment services, we have historically experienced increased caseload volumes and an increased need for our services as we help governments tackle unemployment in order to support individuals back into sustained, meaningful employment.
We believe this will provide favorable tailwinds in our employment services portfolio as governments turn to companies like Maximus to help them manage the unemployment crisis as geographies emerge from the global pandemic.
Value for spend
•Our partners are mandating that programs to address societal need be a good use of taxpayer dollars and achieve their intended outcomes.
•Governments are increasing accountability by laying out performance expectations and rewarding partners who deliver while penalizing those who do not.
We believe that this environment favors companies like Maximus, a responsible contractor that is financially stable, has proven expertise and can deliver complex government programs in a transparent and independent fashion.
We are addressing these themes with a three-fold strategy.
•Digital transformation. We are using digital technologies to transform the experience of our customers and our employees. These technologies can help our governments run their programs in a more streamlined manner and make it easier for individuals to interact with these programs.
•Clinical evolution. We are expanding our clinical-related services and are experienced at delivering clinical BPO at scale. We established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services and adjudicate complicated benefits appeals. With the formation of Maximus Public Health (MPH), we are able to serve as a resource to governments as they respond to public health threats. These efforts include providing health information and COVID-19 test results through our citizen engagement centers and supporting contact tracing efforts in key states and counties across the nation.
•Market expansion. We continue with our existing strategy to expand our markets through bringing core capabilities to new programs and clients, by adding new capabilities to access adjacent markets and through geographic expansion. In fiscal year 2020, we expanded into the unemployment insurance market and completed an acquisition in South Korea to deliver employment services.
Our competitors may be other private corporations or government in-sourced operators. We offer a private-sector alternative for the operation and management of critical government-funded health and human services programs. We believe our reputation and extensive experience give us a competitive advantage as governments value the level of expertise, proven delivery and brand recognition that we bring to our clients. Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows.
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
Subject matter, clinical and digital expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration and operation of government health and human services programs. We also employ a diverse set of experts, including a wide network of clinicians and an experienced team of digital champions. Many of our employees worked for governments in management positions and can offer insights into how we can best provide valuable, practical, and effective services to our clients.
Intellectual property that supports the administration of government programs. We have proprietary solutions to address client requirements in our markets that are configurable or provide a platform that can be utilized with other clients. We leverage commercial off-the-shelf platforms across multiple contracts in which we have considerable expertise to ensure we can deploy repeatable, proven solutions. We also leverage software development methodologies to shorten development cycles. Extensive use of shared infrastructure and standard solutions provides considerable price and quality advantages. We believe our extensive industry focus and expertise embedded in our systems and processes provide us with a competitive advantage.
Digital engagement, analytics and automation solutions to enhance government programs. Participants in government programs expect the same types of digital engagement they rely upon when interacting with consumer-oriented businesses. We believe our clients value our ability to infuse digital, such as mobile applications, omnichannel solutions and digital media, into our BPS solutions to make it easier for beneficiaries to engage with government programs. Analytics enable us to optimize our operations and provide our clients with improved outcomes through greater insight into the populations we serve. Process automation incorporated into our BPS solutions increases the efficiency and quality of the programs we operate.
Flexibility and scalability. We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes and technology to complete short- and long-term contractual assignments in an efficient and cost-effective manner.
Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects or where delays in payments result in short-term working capital needs, we may borrow up to $400 million through our corporate credit facility, subject to standard covenants. We have the ability to borrow under our corporate credit facility in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on our corporate credit facility. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.
Focused portfolio of services. We are one of the largest publicly traded companies that provide a portfolio of BPS almost exclusively to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and nonprofit organizations, including large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government agencies efficiently.
Established presence outside the United States. Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads and contain costs. We have an established presence in the U.K., Australia, Canada, Saudi Arabia, Singapore, Italy, Sweden, and South Korea. Our international efforts are focused on delivering cost-effective welfare-to-work and health benefits services to program participants on behalf of governments.
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
Exceptional outcomes. Through our growth strategy and competitive advantage, our solutions deliver outcomes that matter for our clients, such as:
•Helping more than 65% of all Medicaid Managed Care beneficiaries easily connect and enroll in managed care plans that meet their unique needs across the U.S.
•Supporting nearly 240,000 individuals in finding employment through 379 employment and training centers and 335 outreach and field locations, across seven countries, including the U.S., Australia, Canada, Italy, Saudi Arabia, Singapore and the U.K. We consistently place job seekers with pay rates above the federal minimum wage in the U.S. and minimum wage requirements in each geography.
•Helping more than 650,000 children receive child support in the U.S.
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
Some legislative initiatives that created new growth opportunities for Maximus are as follows:
In 2020, four pandemic response bills and new Medicaid 1115 waiver flexibility were enacted to provide additional federal support to state Medicaid programs and prohibits states from tightening eligibility, thus helping to preserve Maximus’ existing Medicaid and CHIP business. Most notably, the CARES Act, for the first time, allowed states to hire contractors to support unemployment insurance call centers and eligibility determinations. Maximus has won business with many states as at least 37 states took advantage of the new flexibility to address the surge of unemployment insurance (UI) applications.
Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act was signed into U.S. law on March 27, 2020, providing fast and direct economic assistance for American workers and families and small businesses. Maximus did not take any loan support through the CARES Act. Maximus plays a critical role in supporting Federal agencies following the CARES Act implementation. Support covered by the CARES Act includes the IRS deferral of student loans by the FSA. On the state level, contact tracing, disease investigation, COVID-19 information hotlines, and unemployment insurance were expanded under the CARES Act. It is expected that the incoming Biden Administration, House of Representatives, and Senate will work together towards an additional COVID-19 stimulus bill to provide additional relief to Americans who have been impacted by the global pandemic.

The Families First Coronavirus Response Act (FFCRA). The FFCRA was signed into law on March 18, 2020, to provide protection to American workers. While not required by law for Maximus as we have more than 500 employees, the Company met or, in some cases, exceeded the FFCRA in ensuring employee-safeguarding measures. The FFCRA also provided states with a temporary increase to federal matching funds for Medicaid in exchange for meeting certain requirements, including ensuring continuous care for current Medicaid enrollees. As a result, Medicaid redeterminations are paused on some of the largest Medicaid programs and the reduced activity caused a significant revenue and earnings headwind for this segment. In addition, state budgetary pressures have created the need to work closely with clients to provide needed relief through adjustments to the scope of work on certain contracts.
The Affordable Care Act (ACA). Enacted in 2010 and upheld through subsequent Supreme Court decisions, the ACA introduced comprehensive healthcare reform in the U.S. In our U.S. Services Segment, we helped states with the operation of their health insurance exchanges, the expansion of their Medicaid programs to include new populations and the integration of state eligibility processing across multiple entitlement programs. In our U.S. Federal Services Segment, we also assisted the federal government with the operations of customer engagement centers for the Federal Marketplace and independent eligibility appeals services for federal exchange plan members.
The Supreme Court is currently considering the constitutionality of the ACA in the matter of California v. Texas, and a decision is expected in the spring of 2021. We cannot know for certain when the Court will issue a decision or what their decision may be. The Supreme Court has several options. A decision by the Supreme Court finding the ACA unconstitutional, in part or in whole, or a legislative repeal or amendment of the ACA, could have a material adverse effect on our business and revenues and profits associated with those operations.
Regardless, a health care plan strategy is expected to continue to be a priority of the Biden Administration. We believe we remain well-positioned to assist the federal government and individual states with future modifications to the ACA, including those made through waivers, an entirely new health care plan, or a legislative stale-mate between the parties.
Section 1115 Waiver Programs. Section 1115 of the Affordable Care Act allows states to apply for waivers of certain requirements provided that the program changes are budget neutral and advance the goals of the Medicaid program. All fifty states currently operate at least part of their Medicaid programs under one or more section 1115 demonstrations. As CMS has approved community engagement requirements under Section 1115, we supported the implementation of those efforts by providing member contact services in several states. In addition, we supported states’ new long-term services and supports initiatives that introduced more flexibility for Medicaid to cover long-term care and home and community-based services. The COVID-19 pandemic legislation has extended new 1115 waiver flexibility to Medicaid programs and Maximus is helping states handle a surge in Medicaid and CHIP enrollment. President-elect Biden is expected to be supportive of the ACA’s Medicaid expansion and has proposed using a federal public option to cover low-income Americans in states that have not expanded. While Biden’s formal campaign proposals have been silent on Medicaid waivers, he has the authority to rescind existing CMS guidance and/or issue new guidance and could also withdraw already-approved waiver and/or expenditure authorities. It is likely that the Biden Administration will cancel all remaining Medicaid 1115 waivers that curb benefits or include work requirements, which would affect several states.
Children's Health Insurance Program Reauthorization Act (CHIPRA). CHIPRA was signed into law on February 2, 2009, extending the previous State Children's Health Insurance Program (SCHIP). As part of the Bipartisan Budget Act of 2018, CHIP has been extended and funded through 2027.
Medicaid and CHIP Managed Care Regulations. In 2016, the Centers for Medicare & Medicaid Services issued managed care regulations and federal standards for the Medicaid and CHIP programs. These include enhancing support for consumers, improving health care delivery and quality of care, providing greater access to healthcare, and ensuring a modern set of rules that better align with the marketplace and Medicare Advantage plans. They also reinforce ongoing efforts to modernize and streamline the enrollment process and the continued value of independent choice counseling. The Trump administration has not finalized, and may not finalize, revisions to these regulations and the proposed regulation for comment retains enhanced support for consumers provided by Maximus in many states. The new Biden Administration will likely pull back on any regulations that are not in effect.
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
Office of Personnel Management (OPM) Notice. In April 2019, OPM published a notice in the federal register encouraging states to exercise new flexibility to choose private contractors to support states’ operation of federally funded, state-administered means-tested programs such as the Supplemental Nutrition Assistance Program (SNAP) and Medicaid. This additional flexibility allowed states to use companies like Maximus for rapid and scalable support of COVID-relief efforts such as unemployment insurance programs. The notice states that federal statutes and regulations “do not prescribe the use of a particular staffing method such as utilizing state employees or contract employees." We are currently exploring new businesses with several states and executed a contract vehicle with one. The shift to a new administration of the U.S. Federal Government could result in a reversal of this notice, although a Republican-majority Senate would indicate a challenge to do so.
The Welfare Reform Act of 2007 (United Kingdom). The Welfare Reform Act of 2007 replaced Incapacity Benefit with the Employment and Support Allowance and introduced the Work Capability Assessment (WCA). The WCA is designed to provide advice to the Government on those who can not work due to disability or health-related problems, those who are "fit for work" as defined by the legislation and those that, with additional support, could eventually return to work. In 2010, the U.K. Government decided to reassess the 1.5 million people who had previously been determined to be eligible to receive incapacity benefits. The U.K. Government also decided that an independent health assessment provided by a vendor partner is the best method for the government to determine the level of benefits for individuals with long-term sickness or disabilities. We have been providing assessments through the resulting HAAS contract on behalf of the DWP since March 2015.
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
United Kingdom Cabinet Office Procurement Policy Changes. In response to COVID-19, the U.K. Government released a series of Procurement Policy Notes (PPN 02/20: Supplier Relief due to COVID-19) to amend payment terms for major suppliers to ensure service continuity and put in place appropriate measures to support supplier cash flow. This meant that several payment-by-results contracts delivered by Maximus, particularly in our employment services division, moved to alternative payment models, and contractual requirements were amended.
Human Resources
As of September 30, 2020, we had approximately 34,300 global employees and 12,600 contingent workers in the U.S. Employees consisted of 10,000 employees in the U.S. Services Segment, 17,200 employees in our U.S. Federal Services Segment, 6,200 employees in the Outside the U.S. Services Segment and 900 corporate administrative employees.
Our success depends in large part on our ability to attract talent globally in order to meet the needs of our customers and comply with our contracts. This makes our hiring efforts significant and extensive, and as a result, our talent acquisition team focuses on finding high-quality, diverse talent necessary to fill positions. We believe that our culture values individual skills, experiences, and differences that allow Maximus to deliver robust and innovative approaches to solving some of our communities' most challenging needs. Our recruiting programs focus on identifying and evaluating talent through practices that promote a diverse workforce, including people with disabilities, language barriers and those from varying socioeconomic backgrounds.

In fiscal year 2020, we hired over 38,000 employees and more than 14,000 contingent workers across the globe. In the U.S. in fiscal year 2020, we have hired more than 2,100 persons with disabilities and over 71% of our total hires were female. We continue to refine our focus on recruiting people of color and military veterans at all levels of the organization to better reflect the populations we serve.

While Maximus firmly believes in the benefit of retaining our talent, the nature of our work is often cyclical and project-driven and therefore results in a significant amount of seasonal, project and short-term hiring. As a result, we do not view turnover as a key metric in managing our business or driving our business performance.

We value ongoing development and continuous learning and we strive to support and provide learning opportunities to all Maximus employees. Maximus supports enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs ranging in audience from individual contributors to frontline supervisors and executive leadership. Additionally, our project training teams manage customized programs in support of contract requirements, customer service, local leadership development and employee engagement. We also provide online learning tools containing over 13,000 learning resources to many of our employees.

As part of our ongoing human resource measures, the Company hired a leader for Diversity, Equity, and Inclusion (DE&I) to champion our strategy and build an ongoing framework to successfully employ a diverse and inclusive workforce and focus on making improvements across our organization, so all of our employees feel included and valued. We are proud to employ an organization within the U.S. that is very diverse. As of September 30, 2020, we were 71% female and 66% racially diverse.
COVID-19 essential services
At the outset of the COVID-19 pandemic, many of our contracts were deemed "essential" by U.S. and international governments, underscoring the critical nature of our services to ensure vulnerable individuals and families continue to receive assistance at a time when the need for healthcare and safety-net programs is high.
Protecting our people
Our primary objective amidst this pandemic is to protect our employees while ensuring global business continuity of our essential services to help vulnerable individuals and taking responsible action to stop the virus from spreading further. The safety and well-being of our employees are paramount, and we made several sweeping changes to best serve our employees.
We committed to several safe-guarding measures, income-continuity opportunities, and other relief efforts to help employees impacted by this outbreak.
Company-wide, we systematically moved the majority of employees to work from home, when possible, in partnership with government clients for whom this was a new model. While some of these programs were not envisioned to be done in a work from home environment, we worked alongside clients to effectively implement work from home capabilities.
Effective March 16, 2020, our U.S. COVID-19 paid leave plan was initiated. This met or exceeded the requirements mandated by the FFCRA that was not required by law for the Company, and wholly funded by Maximus. Benefits included:

Paid Administrative Leave	Met: Included paid days for employees who were self-quarantined, pending diagnoses or diagnosed with COVID-19
Emergency Paid Sick Leave
Exceeded: Included time off for childcare needs if schools or daycares closed; government-mandated restriction or office closure that prevented employees from working; care for a sick relative; employees in a high-risk category for COVID-19

Expanded Paid Medical and Family Leave
Exceeded: Offered the same pay amount and length of time as Families First Act; exceed the act by not requiring use of Paid Time Off prior to benefit usage; this is not required by law for Maximus and is wholly funded by the Company, unlike smaller businesses that are reimbursed through tax credits under the Act

Insurance Coverage	Maximus employees did not lose their insurance coverage when taking emergency paid leave
Employee safe-guarding provisions were made in our international business partners in line with local laws and regulations, as needed by the geography's impact by the pandemic.

Work from home
Many government programs never envisioned remote work. Many programs use technology platforms that lack capacity or resources to support telework. Nevertheless, we initiated a systematic effort to enable Maximus employees to work from home to the greatest extent possible. This included procuring new equipment in the wake of a global IT shortage, increasing network capacity and deploying new services while keeping operations running. The company was able to capitalize on its strategic investments in IT infrastructure, including emerging technologies such as secure remote network platforms and cloud-based omnichannel telephone environments to accelerate the rapid work-from-home initiative. We also deployed HIPAA-compliant work-from-home capabilities to enable operational continuity and to continue to assist individuals and families access more complex services such as clinical and social assessments required to access vital government benefits and services. This allowed us to:
•Transition 63% of our U.S. employees to work from home at the peak.
•Transition 76% of outside the U.S. employees to a work from home at the peak.
•Reimburse employees who have new or increased cell phone, internet, and office supply costs as a result of COVID-19 related transition to working from home.
Increased safety precautions for onsite work
For roles where essential work must be completed onsite due to IT security and contract restrictions, we continue to take reasonable precautions to ensure a safe work environment. We adhere to local government agency recommendations in each of our geographies, such as the CDC, Environmental Protection Agency (EPA), and Occupational Safety and Health Administration (OSHA) in the U.S., for social distancing measures and facility cleaning/sanitation. We developed Clear2Work, our proprietary health screening assessment app, completion of which is required daily prior to entering any Maximus location.
We actively monitor and update our procedures as new or updated guidelines are provided. Reminders and educational material are communicated regularly to all employees through email, signage, video, and dedicated resource webpages. We expanded our free Employee Assistance Program to all employees, temps, and contractors, regardless of whether they utilize the Maximus health insurance program. We also launched online education and development tools, mental and health applications such as Headspace and Wellbeats to help support our employees' mental health and well-being. Regular mental wellness workshops with Maximus staff clinicians were held to learn strategies to reduce stress and anxiety, simple self-care techniques, and ways to remain resilient during the unknown, as well as provided resources to support grief and loss due to the pandemic.
Freedom of Association
As of September 30, 2020, 421 of our employees in Canada were covered under two different collective bargaining agreements, the British Columbia Government and Services Employees' Union, each of which has different components and requirements. These collective bargaining agreements expire in 2020.
As of September 30, 2020, 1,468 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed annually.
As of September 30, 2020, 315 of our employees in the U.K. were covered under a collective bargaining agreement with GMB Trade Union and Unite Amicus Trade Union. These collective bargaining agreements do not have expiration dates.
None of our other employees are covered under any similar agreement. We consider our relations with our employees to be good.
Running our business ethically and with integrity
Our commitment to conduct our business ethically and with integrity extends to our responsibility to respect human rights as guided by international human rights principles. It is our duty to conduct our business through responsible workplace practices as described in the Maximus Human Rights Principles, available at maximus.com.

We strive to be champions for an inclusive and collaborative culture that is free from discrimination and harassment, where everyone is treated with respect and dignity. Our expectation is that Maximus and its employees always conduct business according to the highest standards of ethics and performance and in compliance with all applicable laws.

Maximus is committed to an environment where open, honest communications are the expectation, not the exception. We want employees to feel comfortable in approaching a supervisor or anyone in management in instances where they believe violations of policies or standards have occurred.

Maximus has a confidential, third-party operated, 24/7 reporting hotline. Violations of our ethics standards and policies are taken seriously and include remediation processes and disciplinary action, as applicable. Any director, officer, and employee may anonymously report suspected violations of the Maximus Standards of Business Conduct and Ethics, Company policies, or applicable laws and regulations.

We believe that our employees are our most important asset. The ethics hotline is a comprehensive and confidential reporting tool to assist management and employees in working together to address any type of misconduct in the workplace. By creating open channels of communication, we aim to promote a positive work environment.

All employees understand our commitment to act with integrity, which is summarized in our Standards for Business Conduct and Ethics, which includes the confidential ethics hotline contact information and is available at maximus.com.

Government regulations

Our business is heavily regulated. In the U.S., we must adhere to local, state, and federal laws and regulations. Within the U.S. Federal Services Segment, we must also comply with the Federal Acquisition Regulations (FAR), which regulates the procurement, award, administration, and performance of U.S. government contracts. Outside the U.S., we must also comply with local laws and regulations as determined by geography, as well as U.S. government laws. Adherence includes human rights protections, environmental regulation, and contract specifications. Our government clients have strict policies, procedures, and requirements in the procurement process, as well as regulations governing contract pricing and reimbursable costs.

Maximus predominately serves in the role of data custodian. The government clients maintain the role as data owners and regulate access to and use of this data through extensive federal, state, and international privacy and data security laws requiring certain privacy protections and security safeguards. The Company's Information Security Office is led by the Chief Information Security Officer to provide oversight over the Company’s security obligations, as well as a Privacy Office under the Privacy Official to provide oversight over the Company’s privacy obligations within these contracts. The Board of Directors Technology Committee provides oversight with respect to the Company’s global IT, including, but not limited to, IT infrastructure, product development, digital services portfolio, cybersecurity, IT aspects of mergers and acquisitions, and intellectual property protection.

Maximus uses various technological and procedural security measures in order to protect the personal information we collect from loss, misuse, alteration or destruction. We have documented Information Security & Privacy policies to address data protection. We regularly provide information security and privacy awareness training to our employees.
Environment
Our operations may be subject to various local, state, federal, and international environmental laws and regulations. Given the nature of our business, we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially affect us. However, we cannot ensure that we will not incur material costs or liabilities in the future. The Board of Director's Nominating and Governance Committee has oversight responsibility for Environment, Social, Governance (ESG), which includes climate-related risks and opportunities.
Other information
Maximus, Inc. is a Virginia corporation founded in 1975.

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
ITEM 1A.    Risk Factors.
Our operations are subject to many risks that could adversely affect our future financial condition, results of operations and cash flows, and, therefore, the market value of our securities. The risks described below highlight some of the factors that have affected, and in the future, could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.
Risks Pertaining to the Performance of our Business
If we fail to satisfy our contractual obligations or meet performance standards, our contracts may be terminated, and we may incur significant costs or liabilities, including actual or liquidated damages and penalties, which could adversely impact our operating results, financial condition, cash flows and our ability to compete for future contracts.
Our contracts may be terminated for our failure to satisfy our contractual obligations or to meet performance standards and often require us to indemnify customers for their damages. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Further, for certain contracts, we may post significant performance bonds or issue letters of credit to secure our performance, indemnification and other obligations. If a claim is made against a performance bond or letter of credit, we would be required to reimburse the issuer for the amount of the claim. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could adversely impact our operating results, cash flows, financial condition and our ability to compete for future contracts.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.
We derived approximately 14% of our fiscal year 2020 revenue from fixed-price contracts and approximately 32% of our fiscal year 2020 revenue from performance-based contracts. For fixed-price contracts, we receive our fee based on services provided. Those services might include operating a Medicaid enrollment center pursuant to specified standards, designing and implementing information systems or applications, or delivering a planning document under a consulting arrangement. For performance-based contracts, we receive our fee on a per-transaction basis or upon meeting specified milestones. These contracts include, for example, child support enforcement contracts in which we often receive a fee based on the volume of transactions or workforce services contracts in which we receive a payment based on a participant maintaining employment for a specified time period. To earn a profit on these contracts, we must accurately estimate the likely volume of work that will occur, costs and resource requirements involved and assess the probability of completing individual transactions or milestones within the contracted time period. If our estimates prove to be inaccurate, we may not achieve the level of profit we expected or we may incur a net loss on a contract.

Our growth initiatives could adversely affect our profitability.
Our growth strategy includes pursuing opportunities in new and adjacent market areas. We may encounter start-up challenges, unforeseen costs and other risks as we enter these markets. If we are unable to manage the risks of operating in these new markets, our reputation and profitability could be adversely affected.
We may incur significant costs before receiving related contract payments, which could result in an increased use of cash and risk of impairment charges.
From time to time, when we are awarded a contract, we incur significant expenses before we receive any contract payments. These expenses include leasing office space, purchasing office equipment and hiring personnel. In other situations, contract terms provide for billing upon achievement of specified project milestones. As a result, in these situations, we are required to expend significant sums of money before receiving related contract payments. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures by the government to approve governmental budgets in a timely manner. In addition to these factors, poor execution on project startups could impact us by increasing our use of cash.
In certain circumstances, we may defer costs incurred at the inception of a contract. Such action assumes that we will be able to recover these costs over the life of the contract. To the extent that a project does not perform as anticipated, these deferred costs may not be considered recoverable resulting in an impairment charge.
Our business could be materially and adversely impacted by the recent COVID-19 outbreak or other similar outbreaks.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the recent global outbreak of COVID-19. COVID-19 has negatively impacted worldwide economic activity and has resulted in travel and work restrictions, commercial disruptions and has affected companies' operations around the world. We have been and continue to be affected by the COVID-19 pandemic, including through office closures and changes in working practices. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. If our operations are materially restricted, we may be unable to perform fully on our contracts and our costs may increase significantly as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
We have also experienced procurement delays, including delays in procuring laptops and personal protective equipment, increased labor and technology costs and reductions in outcome-based contract revenue. If these conditions are more protracted or severe than anticipated, it could have a material effect on our business, disrupt our ability to perform on contracts, cause delays or limit the ability of our customers to perform, including in making timely payments to us.
During 2020, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could impede our ability to access capital if we need to do so in the future.
We continue to work with our customers, employees and suppliers to address responsibly this global pandemic. We will continue to monitor the situation and assess further possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. In particular, many governments may face reduced income from taxes as a result of the COVID-19 pandemic. Any continued or further decline in government tax revenues or economic conditions, as a result of COVID-19 or otherwise, would negatively impact our business.
We cannot at this time predict the continued impact of the COVID-19 pandemic and any resulting economic effects, but it could have a material adverse effect on our business, financial position, results of operations and cash flows.

A number of factors may cause our cash flows and results of operations to vary from quarter to quarter.
Factors which may cause our cash flows and results of operations to vary from quarter to quarter include:
•the terms and progress of contracts;
•caseloads and other factors where revenue is derived on transactional volume on contracts;
•the levels of revenue earned and profitability of fixed-price and performance-based contracts;
•expenses related to certain contracts which may be incurred in periods prior to revenue being recognized;
•the commencement, completion or termination of contracts during any particular quarter;
•the schedules of government agencies for awarding contracts;
•government budgetary delays or shortfalls;
•the timing of change orders being signed;
•the terms of awarded contracts; and
•potential acquisitions.
Changes in the volume of activity and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flows and results of operations because a large amount of our expenses are fixed.
We may rely on subcontractors and partners to provide clients with a single-source solution.
From time to time, we engage subcontractors, teaming partners or other third parties to provide our customers with a single-source solution. While we believe that we perform appropriate due diligence on our subcontractors and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements or remain financially sound. We may have disputes with our subcontractors, teaming partners or other third parties arising from the quality and timeliness of their work, customer concerns about them, or other matters. Subcontractor or teaming partner performance deficiencies could result in a customer terminating our contract for default. We may be exposed to liability, and we and our clients may be adversely affected if a subcontractor or teaming partner fails to meet its contractual obligations.
We face competition from a variety of organizations, many of which have substantially greater financial resources than we do; we may be unable to compete successfully with these organizations.
We face competition from a number of different organizations depending upon the market and geographic location in which we are competing. A summary of our most significant competitors is included in Item 1 of this Annual Report on Form 10-K.
Many of these companies are international in scope, are larger than us, and have greater financial resources, name recognition and larger technical staffs. Substantial resources could enable certain competitors to initiate severe price cuts or take other measures in an effort to gain market share. In addition, we may be unable to compete for the limited number of large contracts because we may not be able to meet an RFP's requirement to obtain and post a large performance bond. Also, in some geographic areas, we face competition from smaller firms with established reputations and political relationships. There can be no assurance that we will be able to compete successfully against our existing or any new competitors.
Risks Pertaining to our Client Relationships
Our business could be adversely affected by future legislative or government budgetary and spending changes.
The market for our services depends largely on domestic and international legislative programs and the budgetary capability to support programs, including the continuance of existing programs. Many of our contracts are not fully-funded at inception and rely upon future appropriations of funds. Accordingly, a failure to receive additional anticipated funding may result in an early termination of a contract. In addition, many of our contracts include clauses that allow clients to unilaterally modify or terminate contracts with little or no recompense.
Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. For example, President Trump campaigned on a promise to repeal or replace the ACA, which has been a contributor to our growth over the past several years. The Supreme Court is currently considering the constitutionality of the ACA in the matter of California v. Texas, and a decision is expected in the spring of 2021. We cannot know for certain when the Court will issue a decision or what their decision may be. The Supreme Court has several options. A decision by the Supreme Court finding the ACA unconstitutional, in part or in whole, or a legislative repeal or amendment of the ACA, could have a material adverse effect on our business and revenues and profits associated with those operations.
Similarly, increased or changed spending on defense, security or anti-terrorism threats may impact the level of demand or funding for the health and human services programs that we operate. Many state programs in the United States, such as Medicaid, are federally mandated and fully or partially funded by the U.S. Federal Government. Changes to those programs, such as program eligibility, benefits, or the level of federal funding, could reduce the level of demand for our services, which could materially adversely impact our future financial performance.
Government entities have in the past terminated, and may in the future terminate, their contracts with us earlier than we expect, which may result in revenue shortfalls and unrecovered costs.
Many of our government contracts contain base periods of one or more years, as well as option periods covering more than half of the contract’s potential duration. Government agencies do not have to exercise these option periods, and they may elect not to exercise them for budgetary, performance or any other reason. Our contracts also typically contain provisions permitting a government customer to terminate the contract on short notice, with or without cause. Termination without cause provisions generally allows the government to terminate a contract at any time and enable us to recover only our costs incurred or committed, and settlement expenses and profit, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the startup phase of a terminated contract. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent a customer might terminate its contracts with us.
If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid under RFPs may be adversely affected.
To facilitate our ability to prepare bids in response to RFPs, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP. We also engage marketing consultants, including lobbyists, to establish and maintain relationships with elected officials and appointed members of government agencies. The effectiveness of these consultants may be reduced or eliminated if a significant political change occurs. In that circumstance, we may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to maintain positive relationships with government entities and agencies may adversely affect our ability to bid successfully in response to RFPs.
Our clients may limit or prohibit the outsourcing of certain programs or may refuse to grant consents and/or waivers necessary to permit private entities, such as us, to perform certain elements of government programs.
Governments could limit or prohibit private contractors like us from operating or performing elements of certain programs. Within the U.S., state or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the U.S. Federal Government must grant a consent and/or waiver to the petitioning state or local agency. If the U.S. Federal Government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity, such as us. This situation could eliminate or reduce the value of an existing contract.

We rely on key contracts with state, local and federal governments for a significant portion of our revenue. A substantial reduction in those contracts would materially adversely affect our operating results.
In fiscal year 2020, approximately 39% of our total revenue was derived from contracts with state and local government agencies. Approximately 55% of our total revenue was derived from the U.S. Federal Government and the State of New York. Any significant disruption or deterioration in our relationship with state and local governments and a corresponding reduction in these contracts would significantly reduce our revenue and could substantially harm our business.
We obtain most of our business through competitive bidding in response to government RFPs. We may not be awarded contracts through this process at the same level in the future as in the past, and contracts we are awarded may not be profitable.
Substantially all of our customers are government agencies. To market our services to government customers, we are often required to respond to government RFPs, which may result in contract awards on a competitive basis. To do so effectively, we must estimate accurately our cost structure for providing the required services, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP’s rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. There is no assurance that we will continue to obtain contracts in response to government RFPs and our proposals may not result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process that may cause the award to be delayed or overturned or may require the customer to reinitiate the RFP process.
Even where we are an incumbent, our ability to secure continued work or work at similar margins may be affected by competitive rebids or contract changes and cancellations. If we do not win certain recompetes, this may cause goodwill and other intangible assets to become impaired. Although it is difficult to track all the reasons for changes in our contracts, we believe that this contract attrition has typically affected approximately 7% to 10% of our business annually, with the attrition largely being replaced by new or expanded work elsewhere. However, there can be no assurance that we will be able to replace the work lost to attrition with new work.
Within our U.S. Federal business, our ability to participate in many competitive bids in response to government RFPs may be managed through Government-Wide Acquisition Contracts (GWACs) or the process by which agencies of the federal government purchase goods and services. Eligibility to remain on a GWAC changes over time. We may not be invited to bid and therefore be unable to be awarded contracts through this process at the same level in the future as in the past if we do not maintain full eligibility requirements over time.
A GWAC is a pre-competed, multiple-award, indefinite-delivery, indefinite-quantity (IDIQ) contract that agencies can use to buy total IT solutions. All IDIQs, including GWACs, are regulated by the FAR, which sets forth rules and regulations that must be followed by federal agencies and providers of goods and services to the government in the procurement process. For instance, in 2018, Maximus Federal was named a recipient of the U.S. General Services Administration’s (GSA) Alliant 2 GWAC. Alliant 2 is an unrestricted, IDIQ, multi-vendor award with a contract ceiling of $50 billion. If we are unable to adapt to changing eligibility requirements for a specific GWAC, we would risk losing access to related contracts and awards.
Risks Pertaining to Legal Compliance and Data Security
We are subject to review and audit by governments at their sole discretion and, if any improprieties are found, we may be required to refund revenue we have received or forego anticipated revenue, which could have a material adverse impact on our revenue and our ability to bid in response to RFPs.
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the U.S. Federal Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Adverse findings could lead to criminal, civil or administrative proceedings, and we could be faced with penalties, fines, suspension or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by U.S., federal, state, local and foreign governments for taxes. We are also involved in various claims, arbitrations and lawsuits arising in the normal conduct of our business, including but not limited to bid protests, employment matters, contractual disputes and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
We may be subject to fines, penalties and other sanctions if we fail to comply with laws governing our business.
Our business lines operate within a variety of complex regulatory schemes, including but not limited to the FAR, Federal Cost Accounting Standards, the Truth in Negotiations Act, the Fair Debt Collection Practices Act (and similar national, state and foreign laws), the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, as well as the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions. Further, as a government contractor subject to the types of regulatory schemes described above, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which private sector companies are not, the result of which could have a material adverse effect on our operating results, cash flows and financial condition.
Adverse judgments or settlements in legal disputes could harm our operating results, cash flows and financial condition.
From time to time, we are subject to a variety of lawsuits and other claims. These may include lawsuits and claims related to contracts, subcontracts, securities compliance, employment claims and compliance with Medicaid and Medicare regulations, as well as laws governing debt collections and child support enforcement. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable court or jury decisions, and the differing laws and attitudes regarding damage awards among the states and countries in which we operate.
Our systems and networks may be subject to cybersecurity breaches.
We are a trusted provider to government and other clients of critical health and human services that rely heavily upon technology systems, software and networks to receive, input, maintain and communicate participant and client data. Although we have experienced occasionally attempted security breaches, to our knowledge, none of those attempts have been successful. The risk of a security breach, system disruption, ransom-ware attack or similar cyber-attack or intrusion, including by computer hackers, cyber terrorists or foreign governments, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world increase daily. If our systems or networks were compromised, we could be adversely affected by losing confidential or protected information of program participants and clients or by facing a demand for ransom to restore access to such information. The loss, theft or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, contract termination, class action or individual lawsuits from affected parties, negative press articles, reputational damage and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities and financial condition.
Similarly, if our internal networks were compromised, we could suffer the loss of proprietary, trade secret or confidential technical and financial data. That could make us less competitive in the marketplace and adversely affect our existing business, future opportunities and financial condition.
Many of our projects handle protected health information or other forms of confidential personal information, the loss or disclosure of which could adversely affect our business, results of operations and reputation.
As a provider of services under government health and human services programs, we often receive, maintain and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), Internal Revenue Service regulations, the European Union General Data Protection Regulation (GDPR) or similar U.S. or foreign laws. The loss, theft or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, class action or individual lawsuits from affected parties, negative press articles and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities and financial condition.
We may be precluded from bidding and performing certain work due to other work we currently perform.
Various laws and regulations prohibit companies from performing work for government agencies that might be viewed as an actual or apparent conflict of interest. These laws limit our ability to pursue and perform certain types of work. For example, some of our businesses assist government agencies in developing RFPs for various government programs. In those situations, the divisions involved in operating such programs would likely be precluded from bidding on those RFPs. Similarly, regulations governing the independence of Medicaid enrollment brokers and Medicare appeal providers prevent us from providing services to other organizations such as health plans and providers.
We may face liabilities arising from divested or discontinued businesses.
We have divested a number of businesses. The transaction documents for those divestitures typically contain a variety of representations, warranties and indemnification obligations. We could face indemnification claims and liabilities from alleged breaches of representations or warranties.
During 2009, we exited the revenue maximization business. Although we no longer provide those services, former projects that we performed for state clients remain subject to federal audits. Our contracts for that business generally provide that we will refund the portion of our fee associated with any federal disallowance. Accordingly, we may be obligated to refund amounts paid for such revenue maximization services depending on the outcome of federal audits. In March 2009, for example, a state Medicaid agency, asserted a claim against us in connection with a contract we had to provide Medicaid administrative claiming services to school districts in the state. We had entered into separate agreements with the school districts under which we helped the districts prepare and submit claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to the U.S. Federal Government. The state asserted that its agreement with us requires us to reimburse the state for amounts owed to the U.S. Federal Government. No legal proceedings have been instituted against us in that matter. We could face similar claims arising from such projects for other state clients. If we become subject to such a claim, there is no assurance that we would prevail or that a court would limit our liability to the amount of our fees associated with a disallowance.
Risks Pertaining to our Human Resources
We may lose executive officers and senior managers on whom we rely to generate business and execute projects successfully.
The ability of our executive officers and our senior managers to generate business and execute projects successfully is important to our success. The loss of an executive officer or senior manager could impair our ability to secure and manage engagements, which could harm our business, prospects, financial condition, results of operations and cash flows.
We may be unable to attract and retain sufficient qualified personnel to sustain our business.
Our delivery of services is labor-intensive. When we are awarded a government contract, we must quickly hire project leaders and operational staff. Some larger projects have required us to hire and train thousands of operational staff in a very short time period. That effort can be especially challenging in geographic areas with very low unemployment rates. The additional operational staff also creates a concurrent demand for increased administrative personnel. Our success requires that we attract, develop, motivate and retain:
•experienced and innovative executive officers globally;
•senior managers who have successfully managed or designed government services programs; and
•information technology professionals who have designed or implemented complex information technology projects within and outside the U.S.
Innovative, experienced and technically proficient individuals are in great demand and are likely to remain a limited resource. There can be no assurance that we will be able to continue to attract and retain desirable executive officers, senior managers and management personnel. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.
Government unions may oppose outsourcing of government programs to outside vendors such as us, which could limit our market opportunities and could impact us adversely. In addition, our unionized workers outside the United States could disrupt our operations and our non-unionized workers could attempt to unionize which could disrupt our operations and impose higher costs on us.
Our success depends in part on our ability to win profitable contracts to administer and manage health and human services programs traditionally administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. Unions have in the past applied, and are likely to continue to apply, political pressure on legislators and other officials seeking to outsource government programs. Union opposition to these programs may result in fewer opportunities for us to service government agencies, prolonged and more complex procurement cycles, and the potential for adverse media coverage as the unions seek to discredit Maximus through their network of NewsGuild journalists who belong to the Communications Workers of America (CWA) union.
We do operate outsourcing programs using unionized employees in Canada and the U.K. We have historically experienced opposition from the union in Canada, which does not favor the outsourcing of government programs. Adverse press coverage and union opposition may have a negative effect on the willingness of government agencies to outsource such projects as well as certain contracts that are operated within a unionized environment. Our unionized workers could also declare a strike that could adversely affect our performance and financial results.
Non-unionized workers could initiate organizing efforts to unionize at one or more of our locations. Such organizing efforts could be disruptive to our business operations and result in adverse publicity. A successful union organizing effort could substantially increase our personnel costs.
General Risk Factors
If we do not successfully integrate the businesses that we acquire, our results of operations could be adversely affected.
Business combinations involve a number of factors that affect operations, including:
•diversion of management’s attention;
•loss of key personnel;
•entry into unfamiliar markets;
•assumption of unanticipated legal or financial liabilities;
•becoming significantly leveraged as a result of incurring debt to finance an acquisition;
•unanticipated operating, accounting or management difficulties in connection with the acquired entities;
•impairment of acquired intangible assets, including goodwill; and
•dilution to our earnings per share.
Businesses we acquire may not achieve the revenue and earnings we anticipate. Customer dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. As a result, we may be unable to profitably manage businesses that we have acquired or that we may acquire or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems that could materially negatively impact our business and results of operations.
We are subject to the risks of doing business internationally.
For the year ended September 30, 2020, 14% of our revenue was driven from jurisdictions outside the U.S. As a result, a significant portion of our business operations are subject to foreign financial, tax and business risks which could arise in the event of:
•foreign currency exchange fluctuations;

•unexpected increases in tax rates or changes in U.S. or foreign tax laws;
•non-compliance with international laws and regulations, such as data privacy, employment regulations and trade barriers;
•non-compliance with U.S. laws affecting the activities of U.S. companies in international locations, including the Foreign Corrupt Practices Act;
•the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•new regulatory requirements or changes in local laws that materially affect the demand for our services or directly affect our foreign operations;
•local economic and political conditions including severe or protracted recessions in foreign economies and inflation risk;
•the length of payment cycles and potential difficulties in collecting accounts receivable;
•difficulty managing and communicating with teams outside the U.S.;
•unusual or unexpected monetary exchange controls, price controls or restrictions on transfers of cash; or
•civil disturbance, terrorism or other catastrophic events that reduce business activity in other parts of the world.
These factors may lead to decreased revenues and profits, which could adversely affect our business, financial condition and results of operations.
Inaccurate, misleading or negative media coverage could adversely affect our reputation and our ability to bid for government contracts.
Because of the public nature of many of our business lines, the media frequently focuses their attention on our contracts with government agencies. If the media coverage is negative, it could influence government officials to slow the pace of outsourcing government services, which could reduce the number of RFPs. The media also focus their attention on the activities of political consultants engaged by us, and we may be tainted by adverse media coverage about their activities, even when those activities are unrelated to our business. Moreover, inaccurate, misleading or negative media coverage about us could harm our reputation and, accordingly, our ability to bid for and win government contracts.
Our Articles of Incorporation and bylaws include provisions that may have anti-takeover effects.
Our Articles of Incorporation and bylaws include provisions that may delay, deter or prevent a takeover attempt that shareholders might consider desirable. For example, our Articles of Incorporation historically provided that our directors were divided into three classes and elected to serve staggered three-year terms. This structure could impede or discourage an attempt to obtain control of us by preventing stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to take control of Maximus without the consent of our Board of Directors. In 2020, we proposed, and our shareholders approved, an amendment to our Articles of Incorporation providing for the annual election of directors following a phase-in period. The phase-in will be complete by the time of our annual meeting of shareholders in 2023. Our Articles of Incorporation further provide that our shareholders may not take any action in writing without a meeting. This prohibition could impede or discourage an attempt to obtain control of us by requiring that any corporate actions initiated by shareholders be adopted only at properly called shareholder meetings.
ITEM 1B.    Unresolved Staff Comments.
None.

ITEM 2.    Properties.
We own a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management and administrative functions in connection with the performance of our services.
At September 30, 2020, we leased approximately 150 offices in the U.S. totaling approximately 4.5 million square feet. In eight countries outside the U.S., we leased approximately 300 offices totaling approximately 0.9 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.
ITEM 3.    Legal Proceedings.
Refer to our disclosures included in "Note 10. Commitments and contingencies" included in Item 8 of this Annual Report on Form 10-K.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "MMS."
As of October 22, 2020, there were 40 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers or nominees. We estimate there are approximately 30,151 beneficial owners of our common stock.
During the first fiscal quarter of 2021, we declared a quarterly dividend of $0.28 per share of Maximus stock. Our quarterly dividends during fiscal years 2020, 2019 and 2018 were $0.28, $0.25 and $0.045 per share, respectively.
We intend to continue paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operating results, capital requirements and surplus, general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
The following table sets forth information regarding purchases of common stock that we made during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2020 - July 31, 2020	—	$—	—	$150,026
August 1, 2020 - August 31, 2020	—	—	—	150,026
September 1, 2020 - September 30, 2020 (2)	143,275	68.55	—	150,026
Total	143,275		—
______________________________________________
(1)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock.
(2)The total number of shares purchased includes 143,275 restricted stock units which vested in September 2020 but which were utilized by the recipients to net-settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2015, to September 30, 2020, with the cumulative total returns for the NYSE Stock Market (U.S. Companies) Index and the S&P MidCap 400 Index. In addition, we compared the results of a peer group to our performance. This peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent. This peer group is comprised of Booz Allen Hamilton Holding Corp., CACI International Inc., Conduent, Inc., Gartner Inc., ICF International, Inc., Leidos, Inc., ManTech International Corp., Science Applications International Corporation (SAIC), Unisys Corp., Tetra Tech Inc., and KBR, Inc.
This graph assumes the investment of $100 on September 30, 2015, in our common stock, the NYSE Stock Market (U.S. Companies) Index, the S&P MidCap 400 Index, and our peer group, weighted by market capitalization and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2020
250.00
200.00
150.00
100.00
50.00
0.00
2015
2016
2017
2018
2019
2020
MAXIMUS, Inc.
NYSE Stock Market (US Companies)
Peer group
S&P MidCap 400

________________________________________________
Notes:
A.    The lines represent index levels derived from compounded daily returns that include all dividends.
B.    The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.    If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.    The index level for all series was set to $100.00 on September 30, 2015.

ITEM 6.    Selected Financial Data.
The selected consolidated financial data presented below is from our consolidated financial statements and the related notes. The revenue and operating results related to the acquisition of companies are included from the respective acquisition dates. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this Annual Report on Form 10-K and with the Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	Year Ended September 30,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated statements of operations data:
Revenue	$3,461,537	$2,886,815	$2,392,236	$2,450,961	$2,403,360
Operating income	288,278	317,107	295,483	313,512	286,603
Net income attributable to Maximus	214,509	240,824	220,751	209,426	178,362
Basic earnings per share attributable to Maximus	$3.40	$3.73	$3.37	$3.19	$2.71
Diluted earnings per share attributable to Maximus	$3.39	$3.72	$3.35	$3.17	$2.69
Weighted average shares outstanding:
Basic	63,062	64,498	65,501	65,632	65,822
Diluted	63,322	64,820	65,932	66,065	66,229
Cash dividends per share of common stock	$1.12	$1.00	$0.18	$0.18	$0.18

	At September 30,
(in thousands)	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash and cash equivalents	$71,737	$105,565	$349,245	$166,252	$66,199
Total assets	2,024,702	1,745,732	1,462,000	1,350,662	1,348,819
Debt	28,895	9,889	510	668	165,615
Total Maximus shareholders' equity	1,241,819	1,247,792	1,083,867	940,085	749,081

Effective October 1, 2018, we adopted Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Accordingly, the results shown reflect the adoption of Topic 606 for the years ended September 30, 2020 and 2019, but all other years are reported under our previous accounting policy.
Effective October 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), using a modified retrospective approach and, as a result, comparative information for fiscal years 2019 and prior have not been retrospectively adjusted. See "Note 1. Business and summary of significant accounting policies" and "Note 4. Leases" in Item 8 of this Annual Report on Form 10-K for more details.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of and should be read in conjunction with our Consolidated Financial Statements and the related Notes.

For an overview of our business, including our business segments and a discussion of the services we provide, see Item 1 of this Annual Report on Form 10-K.
Financial overview
Our results for fiscal year 2020 were significantly affected by the following factors:
•The coronavirus (COVID-19) global pandemic had an unfavorable impact on our core U.S.-based programs where our customers instituted temporary changes to ensure that individuals and families retained access to vital services. This resulted in reduced volumes, leading to declines in revenue and profits within our core business.
•We continued our work on the Census Questionnaire Assistance (CQA) contract in support of the U.S. decennial census. Our revenue on this contract was $515 million, compared to $185 million in fiscal year 2019. Our increased cost-plus revenue, including that on the CQA contract, lowered our operating margin.
•We performed new services to assist government clients in the U.S. in their COVID-19 response efforts. Our revenue on these contracts, which excludes the extension of planned work related to the CQA contract, was approximately $200 million and was earned in the second half of the fiscal year.
•Our Outside the U.S. Segment experienced a significant change in estimates for employment work and a pause in face-to-face assessments, resulting in reduced revenue and profits.
•Under our share purchase program, we acquired 2.8 million shares of our own common stock. We continue to buy shares when appropriate opportunities arise.
•We increased our quarterly dividend during fiscal year 2020, from $0.25 to $0.28 per share of Maximus common stock.
•Our cash flows from operations and free cash flows declined due to additional investment in working capital required by increases to revenue and delayed payments.
•We continue to hold minimal debt.
Looking forward into fiscal year 2021, it is difficult to predict when the COVID-19 response work will end, when our core programs may return to previous profitability levels, and whether these two opposite forces will coincide. Our operating income margins are expected to be impacted by the challenges we face in operating during the pandemic, including but not limited to the suspension of redeterminations of eligibility required by states accepting enhanced funding from the U.S. Federal Government.

Summary of consolidated results
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations. In preparing our discussion and analysis of these results, we focused on the comparison between fiscal years 2020 and 2019. A discussion comparing our results between fiscal years 2019 and 2018 can be found in our Annual Report on Form 10-K for the year ended September 30, 2019, which we filed with the Securities and Exchange Commission on November 26, 2019.

	Year ended September 30,
(dollars in thousands, except per share data)	2020	2019
Revenue	$3,461,537	$2,886,815
Cost of revenue	2,750,535	2,215,631
Gross profit	711,002	671,184
Gross profit margin	20.5%	23.2%
Selling, general and administrative expense	387,090	321,023
Selling, general and administrative expense as a percentage of revenue	11.2%	11.1%
Amortization of intangible assets	35,634	33,054
Operating income	288,278	317,107
Operating income margin	8.3%	11.0%
Interest expense	2,059	2,957
Other income, net	843	3,170
Income before income taxes	287,062	317,320
Provision for income taxes	72,553	76,825
Effective tax rate	25.3%	24.2%
Net income	214,509	240,495
Loss attributable to noncontrolling interests	—	(329)
Net income attributable to Maximus	$214,509	$240,824
Basic earnings per share attributable to Maximus	$3.40	$3.73
Diluted earnings per share attributable to Maximus	$3.39	$3.72

Revenue, cost of revenue and gross profit

Our revenue reflects fees earned for services provided. Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor and subcontracted labor. Changes in revenue, cost of revenue and gross profit between fiscal years 2019 and 2020 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Balance for fiscal year 2019	$2,886,815		$2,215,631		$671,184
Estimated pre-acquisition results from citizen engagement centers business	98,429		85,341		13,088
Pro forma results for fiscal year 2019	2,985,244		2,300,972		684,272
Growth from CQA contract	329,453	11.0%	265,808	11.6%	63,645	9.3%
Organic growth from other contracts	138,008	4.6%	179,073	7.8%	(41,065)	(6.0)%
Net acquisitions and disposals	13,275	0.4%	11,489	0.5%	1,786	0.3%
Currency effect compared to the prior period	(4,443)	(0.1)%	(6,807)	(0.3)%	2,364	0.3%
Balance for fiscal year 2020	$3,461,537	16.0%	$2,750,535	19.5%	$711,002	3.9%

On November 16, 2018, we acquired the citizen engagement centers business that was integrated into our U.S. Federal Services Segment. Had we acquired this business at the beginning of fiscal year 2019, we estimate that revenue and gross profit for fiscal year 2019 would have been higher by $98.4 million and $13.1 million, respectively. During fiscal year 2020, we received additional growth from this business, most notably with the CQA contract.
Our other acquired growth in the year came from the full-year benefit of GT Hiring Solutions (2005) Inc., which we acquired in fiscal year 2019, and two fiscal year 2020 acquisitions, InjuryNet Australia Pty Limited and Index Root Korea Co. Ltd. These acquisitions were all integrated into our Outside the U.S. Segment. Our U.S. Federal Services Segment disposed of a small business in fiscal year 2020.
Our U.S. Services and U.S. Federal Services Segments reported organic growth year-over-year, offset by declines in our Outside the U.S. Segment. Our profit margins declined in all segments.
Our organic revenue growth or decline reflects changes in our contract portfolio from our existing business, supplemented with new work. Most of our contracts are multi-year arrangements, built upon long-term relationships that allow us to maintain a strong backlog of work to sustain our revenues. In any typical year, we anticipate 7% to 10% attrition of work as contracts come to a natural end or are lost; contracts are rebid with reduced volumes, scope, rates or a combination of all three; contracted work is in-sourced by our customer or we elect not to rebid. Attrition should exceed our normal range in fiscal year 2021 due to the expected wind-down of the CQA contract. We also maintain a small portfolio of non-recurring short-term projects. To achieve organic growth, we must obtain more work than is lost through attrition. The COVID-19 pandemic caused some short-term disruption to our business; some contracts expanded, some declined and the business has been subject to additional costs.
Although we were able to maintain services, and add some additional work to assist customers with pandemic-related assistance, we experienced reduced volumes on core U.S.-based programs. The effect on our Outside the U.S. Segment was more significant due to the nature of the work performed.

Our business is affected by fluctuations in foreign currencies in the jurisdictions where we operate. Although revenue and related costs are typically earned and incurred in the same currency, a significant change in foreign exchange rates may impact our overall profit margins. We show the impact of currency fluctuations by reporting the difference between our results using current year exchange rates and results reported if the average rates utilized in the prior year prevailed. Currency effects are exclusively within the Outside the U.S. Segment.
Other operating expenses and benefits
Selling, general and administrative (SG&A) expense consists of costs related to general management, marketing and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. SG&A expenses are not typically driven by changes in our revenue. We allocate SG&A expenses using a methodology driven by the Federal Cost Accounting Standards.
SG&A expenses increased year-over-year due primarily to:
•additional costs to address the COVID-19 pandemic;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity;
•increases in our scope of operations;
•acquisition-related expenses of $4.6 million, for both completed and unconsummated deals; and
•higher than usual specific acquisition costs and IT transformation initiatives, including migrating our existing data centers to the cloud, which allowed the rapid acceleration of staff into a work-from-home environment.
This increase was partially offset by a gain of $1.7 million related to the sale of Q2 Administrators LLC, a wholly-owned subsidiary, in our U.S. Federal Services Segment.
Amortization of intangible assets received a full charge from our acquisition of the citizen engagement centers business during fiscal year 2020. Additional charges from our other acquisitions also added to this charge.
Interest expense and other income
Our interest expense principally results from our U.S.-based corporate credit facility, which was used to acquire the citizen engagement centers business as well as covering short-term working capital needs throughout fiscal years 2019 and 2020. Credit facilities are also in place in some of our jurisdictions outside the U.S.
We earn interest on some of our cash balances that are in excess of our working capital requirements. In addition, in fiscal year 2019, we received interest income on late invoices from a customer in our U.S. Services Segment.
Income taxes
Our effective tax rate for fiscal years 2020 and 2019 was 25.3% and 24.2%, respectively. We anticipate that our effective tax rate for fiscal year 2021 will be between 25.8% and 26.5%.
Our tax rate increased in fiscal year 2020 due to reduced benefits from the vesting of equity compensation. Our income tax expense in fiscal years 2020 and 2019 received benefits of $2.0 million and $4.8 million from the vesting of restricted stock units (RSUs). Our annual benefit or charge related to the vesting of RSUs is dependent upon the timing, amount and share price on the date that the awards become available to owners of RSUs. Although most of our RSUs vest in the fourth quarter, we have a significant population of RSUs whose issuance has been deferred that might result in unpredictable movements in our tax provision. As of September 30, 2020, we have no outstanding stock options.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid and the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal year 2020, the segment further executed on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and COVID-19 response efforts. We also successfully expanded into the unemployment insurance market as Maximus supported 14 states in their unemployment insurance programs. We changed the name of our U.S. Health and Human Services to U.S. Services to recognize the evolution of our service offerings into new markets and clients.

	Year ended September 30,
(dollars in thousands)	2020	2019
Revenue	$1,329,274	$1,176,488
Cost of revenue	969,002	832,379
Gross profit	360,272	344,109
Selling, general and administrative expense	132,489	123,275
Operating income	227,783	220,834
Gross profit percentage	27.1%	29.2%
Operating margin percentage	17.1%	18.8%

Our U.S. Services Segment revenue and cost of revenue increased by 13% and 16%, respectively, in fiscal year 2020. All growth was organic. A number of positive and negative factors impacted this segment.

•We received approximately $129 million of work for assisting states within the U.S. with their response to the COVID-19 pandemic. Although this work is accretive, these contracts generally experience lower operating margins and, therefore, tempered the overall operating margins of the segment.
•Lower volumes on some of our large outcome-based contracts contributed to lower revenue and lower operating margins. As part of the response from the U.S. Federal Government to the COVID-19 pandemic, states were allowed to access increases in matching funds if they provide continuous care to current Medicaid enrollees and, as a result, redeterminations of eligibility were suspended. This ensured individuals and families continuous access to vital health care services during the pandemic. These redeterminations are a significant factor in several of our contracts and we are paid by the volume of transactions on many arrangements. This negative impact was offset in other contracts where we are reimbursed based upon the number of eligible Medicaid participants.
•The increase in revenue in the U.S. Federal Services Segment absorbed additional corporate SG&A expenses and provided a benefit to operating margins; this is likely to reverse in fiscal year 2021 as the CQA contract ends.
If and when the pandemic subsides, we would anticipate increases in our volume-based revenue as governments emerge and programs return to pre-pandemic levels. We also expect an end to our COVID-19-related contracts. The timing of each of these is uncertain and these opposing changes may not coincide. Our customers in this segment are typically U.S. state governments, who have seen increases in the demand for the social services that we administer while also experiencing a significant reduction in their tax revenues. Although this may provide additional opportunities for us, we face the risk that many of our customers may face cash shortfalls from reduced income tax receipts, resulting in potential budgetary pressures and delayed payments from the pandemic.

U.S. Federal Services Segment
Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments, independent medical reviews, and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. In fiscal year 2020, the segment expanded its clinical offerings in public health with new work supporting the Federal Government's COVID-19 response efforts. This included:
•Expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline;
•An outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result; and
•IRS Wage and Investment Division response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.

	Year ended September 30,
(dollars in thousands)	2020	2019
Revenue	$1,633,337	$1,111,197
Cost of revenue	1,314,412	869,127
Gross profit	318,925	242,070
Selling, general and administrative expense	186,023	126,128
Operating income	132,902	115,942
Gross profit percentage	19.5%	21.8%
Operating margin percentage	8.1%	10.4%

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Balance for fiscal year 2019	$1,111,197		$869,127		$242,070
Estimated pre-acquisition results from citizen engagement centers business	98,429		85,341		13,088
Pro forma results for fiscal year 2019	1,209,626		954,468		255,158
Growth from CQA contract	329,453	27.2%	265,808	27.8%	63,645	24.9%
Organic growth from other contracts	96,259	8.0%	95,625	10.0%	634	0.2%
Disposal of business	(2,001)	(0.2)%	(1,489)	(0.2)%	(512)	(0.2)%
Balance for fiscal year 2020	$1,633,337	35.0%	$1,314,412	37.7%	$318,925	25.0%

Revenue and cost of revenue in our U.S. Federal Services Segment increased by 35.0% and 37.7%, respectively, based upon pro forma results for fiscal year 2019.
•The CQA contract provided approximately $330 million of revenue growth compared to fiscal year 2019. The contract started to wind down operations in October 2020, and we anticipate revenue from this contract will be between $50 million and $60 million in fiscal year 2021.

•Both the CQA contract and the contract to support the Centers for Medicare and Medicaid (CMS) Contact Center Operations (CCO) are cost-plus arrangements, which carry lower risk and therefore lower margins than fixed-price or performance-based arrangements. This has tempered our profit margins in fiscal year 2020.
•We estimate that our incremental revenue from assisting the U.S. Federal Government with its COVID-19 response was $71 million, excluding the increases to the CQA contract tied to the pandemic-related extended response period.
•Our business realized higher revenues from short-term work but also experienced lower margins due to reduced volumes on performance-based contracts, such as workers compensation claims reviews that declined sharply since the onset of the pandemic.
•Our operating income margin also declined due to increased spending on business development and selling activities.
Outside the U.S. Segment
Our Outside the U.S. Segment provides business process services (BPS) solutions for governments and commercial clients in geographies beyond the U.S., including health and disability assessments, program administration for employment services and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia, Singapore, South Korea and Sweden.

	Year ended September 30,
(dollars in thousands)	2020	2019
Revenue	$498,926	$599,130
Cost of revenue	467,121	514,125
Gross profit	31,805	85,005
Selling, general and administrative expense	65,938	68,944
Operating (loss)/income	(34,133)	16,061
Gross profit percentage	6.4%	14.2%
Operating margin percentage	(6.8)%	2.7%

Changes in revenue, cost of revenue and gross profit for fiscal year 2020 are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Balance for fiscal year 2019	$599,130		$514,125		$85,005
Organic decline	(111,037)	(18.5)%	(53,175)	(10.3)%	(57,862)	(68.1)%
Acquired growth	15,276	2.5%	12,978	2.5%	2,298	2.7%
Currency effect compared to the prior period	(4,443)	(0.7)%	(6,807)	(1.3)%	2,364	2.8%
Balance for fiscal year 2020	$498,926	(16.7)%	$467,121	(9.1)%	$31,805	(62.6)%

The COVID-19 pandemic had an immediate and significant negative effect on the results of our Outside the U.S. Segment. This business has several contracts that are compensated based upon performance-based outcomes, which were significantly disrupted. Work related to employment services and face-to-face health assessments suffered due to disruptions in the employment markets and the halting of face-to-face assessments at the direction of our client as the U.K. government navigates towards the optimal path to safely resume these services. Results in the first quarter of fiscal year 2020 were also affected by the Australian bushfires. The segment reported declining organic revenues and reduced profit margins in fiscal year 2020.
Our employment services contracts earn revenue based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals who we anticipate reaching these milestones. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have a significant impact on our revenue. As a result of the pandemic, we revised our estimates of those jobseekers who are likely to achieve employment outcomes, reducing our revenue in the second fiscal quarter of 2020 by approximately $24 million. Each quarter we refine our estimates as we gain a better understanding of the effects of COVID-19 and the related regulations on the employment markets we serve.
Many of our contracts were modified to more favorable terms as a response to the pandemic. In Australia, the balance between administrative revenue and outcome-based revenue was adjusted to reduce the risks within the contract. In the U.K., contracts were temporarily changed to cost-reimbursement arrangements.
Our estimates of the number of outcomes we anticipate to achieve declined and the time we expect to achieve those outcomes increased compared to prior years. This reduced our potential revenue and slowed our progress towards recognizing it. All estimates at this time are based upon our expectations as to how the effects of the pandemic, including regulations adopted by governments and employment practices adopted by employers, will progress. We have limited history upon which to base these estimates and, accordingly, our revenue may be more volatile than we previously experienced.
Although we anticipate that our business will continue to experience disruption in fiscal year 2021, we believe that we will see an improved outlook in our operations outside the U.S. We believe that as our customers emerge from the pandemic, there will be an increased need for our role to support more people into long-term, sustained employment, particularly in geographies like Australia where they are emerging from the pandemic and people are returning to work. As a result of these trends, we are anticipating estimated revenue growth of approximately $175 million in fiscal year 2021 compared to the prior year. We also anticipate that we will return to profitability in the second half of fiscal year 2021.
The continued strength of the U.S. Dollar against the currencies in which we do business outside the U.S. resulted in year-over-year declines in our revenue and costs. In general, these currencies weakened during the first three fiscal quarters of 2020 but strengthened against the U.S. Dollar in the fourth fiscal quarter.
The Outside the U.S. Segment performs a significant part of its operations in the U.K. We closely monitor developments following the departure of the U.K. from the European Union. We do not anticipate the withdrawal to have a material direct effect on our business due to the nature of our customer base and the absence of cross-border operations. However, the uncertainty over the process has affected us indirectly. We anticipate we will continue to be subject to political risks, as legislative priorities may change and economic risks from the post-withdrawal environment.
Liquidity and capital resources
The COVID-19 pandemic has negatively affected our cash flows since March 2020. We are experiencing some delays in payments from our customers in addition to the operational challenges we are facing on our contracts. At September 30, 2020, we had approximately $71.7 million in unrestricted cash, including $45.0 million held in foreign locations in foreign currencies. In addition, we had $400 million of liquidity available on our corporate credit facility and capacity on smaller credit facilities worldwide. At this time, we believe that our cash flows from operations, combined with our borrowing capacity, is sufficient to meet our day-to-day obligations.
Governments worldwide introduced a number of short-term policies to assist businesses with their liquidity. We utilized payroll credits and the deferral of tax payments in the United States and the United Kingdom. We also furloughed employees in the United Kingdom.
We have no requirement to remit funds from our foreign locations to the United States. The Tax Cuts and Jobs Act in the United States enabled us and continues to enable us to transfer cash from our foreign locations on a tax-free basis. We will continue to explore opportunities to bring back additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States.
The following table provides a summary of our cash flow information for the two years ended September 30, 2020.

	Year ended September 30,
(in thousands)	2020	2019
Net cash from/(used in):
Operations	$244,592	$356,727
Investing activities	(44,138)	(483,883)
Financing activities	(230,090)	(110,859)
Effect of exchange rates on cash and cash equivalents	1,705	(2,052)
Net decrease in cash, cash equivalents and restricted cash	$(27,931)	$(240,067)
The factors influencing cash flows from operations are:
•Our operating results;
•The increased revenue from the CQA contract;
•Our cash collections;
•Our cash payments; and
•The timing of tax payments.
Net income declined from $240.5 million in fiscal year 2019 to $214.5 million in fiscal year 2020.
The CQA contract resulted in increased working capital requirements.
Our Days Sales Outstanding (DSO) at September 30, 2020, were 77 days compared to 72 days at September 30, 2019. We have a target range for DSO of 65 to 80 days and, in recent years, we have typically maintained the lower end of this range. The increase in DSO is a result of an increased level of working capital from the increased level of revenue we had in the fourth quarter this year. Each unit of DSO represents approximately $10 million of collections.
Our tax payments for the fiscal years ended September 30, 2020 and 2019, were $89.1 million and $69.2 million, respectively.
Cash used in investing activities for the year ended September 30, 2020, was $44.1 million, principally for capital expenditures to support operations. Our principal investing activity in fiscal year 2019 was the acquisition of the citizen engagement centers business, which required a cash outflow of $430.7 million, as well as a further investment in software licenses of $4.5 million to cover software license additions for newly-acquired employees. We also acquired businesses within our Outside the U.S. Segment in both fiscal years 2020 and 2019.
Our cash used in financing activities were borrowings under our revolving corporate credit facility, purchases of our common stock and our quarterly dividend.
We purchased 2.8 million and 0.7 million shares of our common stock during fiscal years 2020 and 2019, utilizing cash of $167.0 million and $47.4 million, respectively. At September 30, 2020, we had $150.0 million available for future purchases under a plan approved by our Board of Directors. Our share purchases are at the discretion of our Board of Directors and depend upon our future operations and earnings, capital requirements, general financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.
Between October 1, 2020, and November 19, 2020, we made additional purchases of 0.1 million shares of common stock at a total cost of approximately $3.4 million.

In fiscal year 2020 and 2019, we paid a quarterly dividend of $0.28 and $0.25 per share, respectively. This resulted in cash outflows of $70.2 million and $63.9 million, respectively.
Where possible, we identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate our foreign currency exchange risks within our operating divisions through incurring costs and cash outflows in the same currency as our revenue.
To supplement our statements of cash flows presented on a Generally Accepted Accounting Principles (GAAP) basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Year ended September 30,
(in thousands)	2020	2019
Cash from operations	$244,592	$356,727
Purchases of property and equipment and capitalized software costs	(40,707)	(66,846)
Capital expenditure as a result of acquisition (1)	—	4,542
Free cash flow	$203,885	$294,423

(1) Purchases of property and equipment and capitalized software costs included $4.5 million in one-time payments to cover software licenses required for employees joining us through the citizen engagement centers acquisition in November 2018.
International businesses
We operate in international locations. Accordingly, we transact business in currencies other than the U.S. Dollar, principally the Australian Dollar, the Canadian Dollar, the South Korean Won, the Saudi Arabian Riyal, the Singapore Dollar, the Swedish Krona and the British Pound. During the year ended September 30, 2020, we earned approximately 14% of our revenue from our foreign subsidiaries. International business exposes us to certain risks.
•Tax regulations in some jurisdictions may penalize us if we transfer cash across international borders. The Tax Cuts and Jobs Act eliminated many of these incremental penalties in the United States and we remitted a significant amount of excess cash to the U.S. in fiscal year 2019. International transaction limitations still exist and there is no guarantee that the current U.S. tax regime will remain in place. We maintain sufficient cash or have sufficient capital available to us under our corporate credit facilities, both within and outside the U.S. We establish our legal entities to make efficient use of tax laws and holding companies to minimize this exposure. At September 30, 2020, we held $45 million of cash outside the United States in currencies other than the U.S. Dollar.
•Our foreign subsidiaries typically incur costs in the same currency as they earn revenue, thus limiting our exposure to unexpected currency fluctuations. Further, the operations of the U.S. business do not depend upon cash flows from foreign subsidiaries. However, declines in the relevant strength of foreign currencies against the U.S. Dollar affects our revenue mix, profit margin and tax rate.
Obligations and commitments
The following table summarizes our contractual obligations at September 30, 2020, that require the Company to make future cash payments:

	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$195,509	$86,110	$85,761	$22,051	$1,587
Debt(1)	29,721	11,349	18,372	—	—
Deferred compensation plan liabilities(2)	42,176	3,522	4,930	2,056	31,668
Total	$267,406	$100,981	$109,063	$24,107	$33,255
____________________________________________

(1)Debt obligations include interest expense on our Australian debt facility at the prevailing rate.
(2)Deferred compensation plan liabilities are typically payable at times elected by the employee at the time of deferral. The timing of these payments is based upon elections in place at September 30, 2020, but these may be subject to change. Payments falling due may be deferred again by the employee, delaying the obligation. Payments may also be accelerated if an employee ceases employment with us or applies for a hardship payment. At September 30, 2020, we held assets of $38.2 million in a Rabbi Trust that could be used to meet these obligations.
Off-balance sheet arrangements
We do not have material off-balance sheet risk or exposure to liabilities that are not recorded or disclosed in our financial statements. We utilize performance bond commitments and standby letters of credit on certain contracts, we have not had any defaults resulting in draws on performance bonds. We do not speculate in derivative transactions. In the past, we utilized interest rate derivatives to add stability to interest expense and to manage our exposure to interest rate movements.
Effects of inflation
As measured by revenue, approximately 46% of our business in fiscal year 2020 was conducted under cost-plus pricing arrangements that adjust revenue to cover costs increased by inflation. Approximately 9% of the business was time-and-material pricing arrangements where labor rates are often fixed for several years. We generally were able to price these contracts in a manner that accommodates the rates of inflation experienced in recent years. Our remaining contracts are fixed-price and performance-based and are affected by inflation.
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
Revenue Recognition. Although much of our revenue is recognized concurrently with billing or over time following billing, some of our revenue requires us to make estimates. These estimates are typically reviewed quarterly, with any changes being recorded as a cumulative catch-up in revenue. Our most significant estimates are listed below.
•Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract or the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their collection and recognize this estimated fee over the period of delivery. These estimates are updated on a quarterly basis, with changes in estimate being taken to our income statement. Our estimates have been subject to significant revision during fiscal year 2020 as sustained employment outcomes were affected by the COVID-19 pandemic. During the year ended September 30, 2020, we recognized revenue from these performance-based fees of $45.0 million. At September 30, 2020, we have recorded $24.8 million of these estimated outcome fees which will be collected only when we reach the targets we anticipate. This balance is included on our consolidated balance sheets within the related contract accounts.
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
Business combinations and goodwill. Our balance sheet at September 30, 2020, includes $593.1 million of goodwill and $145.9 million of net intangible assets. These assets are created through business acquisitions and their creation and maintenance requires certain critical estimates.
•During an acquisition, we are required to estimate the fair value of all acquired tangible and intangible assets, as well as liabilities assumed, in order to allocate the purchase price. For many assets acquired and liabilities assumed, the calculation of fair value requires little judgment as balances may be readily convertible to cash receipts or cash payments or there may be an active market against which to measure value. For the valuation of intangible assets, significant judgment is necessary in identifying and valuing such assets. This valuation will also involve identifying the useful economic life of this asset. Our estimates of these fair values and useful economic lives are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms. During fiscal year 2019, we completed the acquisition of the citizen engagement centers business. Our accounting for this acquisition included determining the fair value of the customer relationships intangible assets acquired. In making our determination of the fair value of these assets, we estimated discount rates, projected revenue growth margins and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking and could be affected by future economic and market conditions. The asset values and asset lives determined at acquisition may change based upon circumstances such as contract terminations or changes in strategy. When this occurs, we may need to accelerate our amortization charges. These assets are also subject to impairment if events indicate that the carrying value of the assets may not be recoverable.
•The excess purchase price over the identified net assets is considered to be goodwill. Goodwill is recorded at the reporting unit level. The identification of our reporting units requires judgment based upon the manner in which our business is operated and the services performed. We believe our reporting units are consistent with our segments. Where we have acquisitions that provide services to more than one segment, or where the acquisition provides benefits across all of our segments, we use judgment to allocate the goodwill balance based upon the relative value we anticipate that each segment will realize.
•Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. At July 1, 2020, the Company performed its annual impairment test and determined that there was no impairment of goodwill. In performing this assessment, we assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill.
Contingencies. From time to time, we are involved in legal proceedings, including contract and employment claims, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments or changes in approach to a matter such as a change in settlement strategy. We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we are able to estimate any potential liability that is updated as audits are completed.
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
In fiscal year 2020, 14% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year’s results for all foreign businesses using the exchange rates in the prior fiscal year. We refer to this adjusted revenue on a "constant currency basis."
In recent years, we made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that occurred due to businesses acquired. Where information is available, we will show pro forma revenue, cost of revenue and gross profit. Pro forma results represent an estimate of the results of the business as though we had owned the business for an entire comparative period, rather than just a portion of it. To provide pro forma financial information, we use the results of the acquired business as prepared by the former owners adjusted to reflect changes in accounting and eliminating transactions between ourselves and the Company. When this information has not been prepared by the sellers, we show the effect of the acquisition by presenting revenue and cost of revenue for acquired businesses for the periods through to the anniversary of their acquisition; we show this as 'acquired growth.' We provide pro forma comparative results and acquired growth as a way of allowing investors to see the growth in our business on a year-over-year basis. This information is supplemented by our calculations of organic revenue. To calculate organic revenue growth, we compare current fiscal year revenue, excluding revenue from these acquisitions, to our prior fiscal year revenue.
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology that combines operating cash flows and capital expenditures. We disclose free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our own common stock, dividend payments and other financing transactions. We provide a reconciliation of free cash flow to cash provided from operations.
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we disclose DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days.
As noted above, we have a $400 million corporate credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement.
•Adjusted EBITDA is also a useful measure of performance which focuses on the cash-generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore the impacts of financing costs.
•The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations.
•Our corporate facility requires us to calculate Adjusted EBITDA on a pro forma basis as though we had owned any significant acquired businesses for a full twelve months prior to the acquisition.
We provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA as follows:

	Year ended September 30,
(in thousands)	2020	2019
Net income attributable to Maximus	$214,509	$240,824
Interest expense	1,300	(2,591)
Provision for income taxes	72,553	76,825
Amortization of intangible assets	35,634	33,054
Stock compensation expense	23,708	20,774
Acquisition-related expenses	4,621	2,691
Gain on sale of a business	(1,718)	—
Adjusted EBITA	350,607	371,577
Depreciation and amortization of property, plant, equipment and capitalized software	64,527	52,404
Adjusted EBITDA	$415,134	$423,981
Additional adjusted EBITDA related to the citizen engagement centers acquisition from the pre-acquisition period		6,695
Pro forma adjusted EBITDA		$430,676

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to foreign currency exchange rates.
At September 30, 2020 and 2019, we held net assets denominated in currencies other than the U.S. Dollar of $164.6 million and $176.3 million, respectively. Of these balances, cash and cash equivalents comprised $45.0 million and $18.9 million, respectively. Accordingly, in the event of a 10% unfavorable exchange rate movement across these currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement.

	As of September 30,
(in thousands)	2020	2019
Comprehensive income attributable to Maximus	$(16,460)	$(17,630)
Net decrease in cash and cash equivalents	(4,500)	(1,890)
Included within our net assets held in international currency are assets that we consider to be monetary assets — those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities and debt. At September 30, 2020, the net value of these assets and liabilities was $40.7 million.
Where possible, we identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate much of our foreign currency exchange risks by incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving corporate credit facility and other borrowings. Our interest rate for the revolving corporate credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at September 30, 2020, was 0.15%. We had no borrowings under the facility at September 30, 2020. The majority of our outstanding debt at September 30, 2020, was comprised of borrowings in foreign locations. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure.

ITEM 8.    Financial Statements and Supplementary Data.
The following consolidated financial statements and supplementary data are included as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maximus, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Maximus, Inc. (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended September 30, 2020.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring Variable Consideration in Certain Performance-based Revenue Contracts
Description of the Matter
As described in Note 1 and Note 3 to the consolidated financial statements, in certain performance-based contracts, the Company recognizes revenue based on outcomes defined in each contract. Revenue recognition for certain of these contracts involves estimation of variable consideration utilizing management’s judgments about performance related to future outcomes. Significant changes in these estimates could have a material effect on the Company’s results of operations. During the year ended September 30, 2020, approximately $45.0 million of revenue was recorded on contracts that included an estimate related to contract performance for future outcomes.

Auditing the Company's measurement of variable consideration for these performance-based contracts requires judgment because the calculation involves estimates of future outcomes. This estimate reflects management’s assumptions about the number of participants and the service delivery period for the participants reaching employment milestones.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate variable consideration, including determining the underlying assumptions about the number of participants and the service delivery period.

To test the variable consideration, our audit procedures included, among others, evaluating the significant judgments and the completeness and accuracy of the underlying data used in management’s calculation of variable consideration. For example, we tested management’s estimate of the number of participants reaching employment milestones by comparing the amounts estimated to historical results, inclusive of changes to the current period environment, and performing sensitivity analyses to evaluate the changes in variable consideration that could result from changes in the Company’s significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

Tysons, Virginia
November 19, 2020

Maximus, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year ended September 30,
	2020	2019	2018
Revenue	$3,461,537	$2,886,815	$2,392,236
Cost of revenue	2,750,535	2,215,631	1,797,851
Gross profit	711,002	671,184	594,385
Selling, general and administrative expenses	387,090	321,023	285,241
Amortization of intangible assets	35,634	33,054	10,308
Restructuring costs	—	—	3,353
Operating income	288,278	317,107	295,483
Interest expense	2,059	2,957	1,000
Other income, net	843	3,170	4,726
Income before income taxes	287,062	317,320	299,209
Provision for income taxes	72,553	76,825	78,393
Net income	214,509	240,495	220,816
(Loss)/income attributable to noncontrolling interests	—	(329)	65
Net income attributable to Maximus	$214,509	$240,824	$220,751
Basic earnings per share	$3.40	$3.73	$3.37
Diluted earnings per share	$3.39	$3.72	$3.35
Dividends per share	$1.12	$1.00	$0.18
Weighted average shares outstanding:
Basic	63,062	64,498	65,501
Diluted	63,322	64,820	65,932

See accompanying notes to consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year ended September 30,
	2020	2019	2018
Net income	$214,509	$240,495	$220,816
Foreign currency translation adjustments	2,742	(8,427)	(9,334)
Comprehensive income	217,251	232,068	211,482
Comprehensive (loss)/income attributable to noncontrolling interests	—	(329)	65
Comprehensive income attributable to Maximus	$217,251	$232,397	$211,417

See accompanying notes to consolidated financial statements.

Maximus, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$71,737	$105,565
Accounts receivable — billed and billable, net	622,871	476,690
Accounts receivable — unbilled	163,332	123,884
Income taxes receivable	2,075	20,805
Prepaid expenses and other current assets	72,543	62,481
Total current assets	932,558	789,425
Property and equipment, net	66,721	99,589
Capitalized software, net	38,033	32,369
Operating lease right-of-use assets	177,159	—
Goodwill	593,129	584,469
Intangible assets, net	145,893	179,250
Deferred contract costs, net	20,891	18,921
Deferred compensation plan assets	36,819	32,908
Deferred income taxes	1,915	186
Other assets	11,584	8,615
Total assets	$2,024,702	$1,745,732
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$253,338	$177,786
Accrued compensation and benefits	137,101	106,789
Deferred revenue	51,655	43,344
Income taxes payable	5,377	13,952
Current portion of long-term debt and other borrowings	10,878	9,658
Operating lease liabilities	80,748	—
Other current liabilities	22,071	12,709
Total current liabilities	561,168	364,238
Deferred revenue, less current portion	27,311	32,341
Deferred income taxes	24,737	46,560
Long-term debt, less current portion	18,017	231
Deferred compensation plan liabilities, less current portion	38,654	34,079
Operating lease liabilities, less current portion	104,011	—
Other liabilities	8,985	20,082
Total liabilities	782,883	497,531
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,504 and 63,979 shares issued and outstanding at September 30, 2020 and 2019, at stated amount, respectively	513,959	498,433
Accumulated other comprehensive loss	(42,638)	(45,380)
Retained earnings	770,498	794,739
Total Maximus shareholders' equity	1,241,819	1,247,792
Noncontrolling interests	—	409
Total equity	1,241,819	1,248,201
Total liabilities and equity	$2,024,702	$1,745,732
See accompanying notes to consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended September 30,
	2020	2019	2018
Cash flows from operations:
Net income	$214,509	$240,495	$220,816
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	64,527	52,404	51,884
Amortization of intangible assets	35,634	33,054	10,308
Deferred income taxes	(19,145)	12,661	6,721
Stock compensation expense	23,708	20,774	20,238
Gain on sale of a business	(1,718)	—	—
Changes in assets and liabilities, net of effects of business combinations
Accounts receivable — billed and billable	(141,842)	(60,313)	34,033
Accounts receivable — unbilled	(38,905)	14,818	4,920
Prepaid expenses and other current assets	(9,839)	(15,583)	4,954
Deferred contract costs	(1,911)	(4,670)	1,838
Accounts payable and accrued liabilities	79,930	47,580	(7,725)
Accrued compensation and benefits	29,484	2,288	(8,795)
Deferred revenue	2,391	16,488	(27,039)
Income taxes	3,490	(4,720)	7,262
Operating lease right-of-use assets and liabilities	(556)	—	—
Other assets and liabilities	4,835	1,451	(2,641)
Cash flows from operations	244,592	356,727	316,774
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(40,707)	(66,846)	(26,520)
Acquisition of businesses, net of cash acquired	(7,066)	(436,839)	—
Acquisition of noncontrolling interests	—	(647)	(157)
Proceeds from the sale of a business	3,250	—	—
Maturities of short-term investments	—	19,996	(19,996)
Other	385	453	1,436
Cash used in investing activities	(44,138)	(483,883)	(45,237)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(70,155)	(63,887)	(11,692)
Purchases of Maximus common stock	(166,959)	(47,446)	(66,919)
Tax withholding related to RSU vesting	(10,614)	(8,915)	(8,529)
Borrowings of debt	638,048	414,664	136,632
Repayment of debt	(619,445)	(405,142)	(136,769)
Other	(965)	(133)	(4,603)
Cash used in financing activities	(230,090)	(110,859)	(91,880)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,705	(2,052)	(2,825)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(27,931)	(240,067)	176,832
Cash, cash equivalents and restricted cash, beginning of period	116,492	356,559	179,727
Cash, cash equivalents and restricted cash, end of period	$88,561	$116,492	$356,559
   See accompanying notes to consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in thousands)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2017	65,137	$475,592	$(27,619)	$492,112	$5,683	$945,768
Net income	—	—	—	220,751	65	220,816
Foreign currency translation	—	—	(9,334)	—	—	(9,334)
Cash dividends	—	—	—	(11,692)	(2,915)	(14,607)
Dividends on RSUs	—	318	—	(318)	—	—
Purchases of Maximus common stock	(1,088)	—	—	(67,572)	—	(67,572)
Stock compensation expense	—	20,238	—	—	—	20,238
Tax withholding relating to RSU vesting	—	(8,733)	—	—	—	(8,733)
RSUs vested	322	—	—	—	—	—
Acquisition of part of noncontrolling interests	—	124	—	—	(281)	(157)
Balance at September 30, 2018	64,371	487,539	(36,953)	633,281	2,552	1,086,419
Cumulative impact from adopting Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	240,824	(329)	240,495
Foreign currency translation	—	—	(8,427)	—	—	(8,427)
Cash dividends	—	—	—	(63,887)	(2,585)	(66,472)
Dividends on RSUs	—	1,611	—	(1,611)	—	—
Purchases of Maximus common stock	(732)	—	—	(46,797)	—	(46,797)
Stock compensation expense	—	20,774	—	—	—	20,774
Tax withholding related to RSU vesting	—	(10,614)	—	—	—	(10,614)
RSUs vested	340	—	—	—	—	—
Acquisition of part of noncontrolling interests	—	(877)	—	—	218	(659)
Balance at September 30, 2019	63,979	498,433	(45,380)	794,739	409	1,248,201
Net income	—	—	—	214,509	—	214,509
Foreign currency translation	—	—	2,742	—	—	2,742
Cash dividends	—	—	—	(70,155)	(409)	(70,564)
Dividends on RSUs	—	1,636	—	(1,636)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	23,708	—	—	—	23,708
Tax withholding related to RSU vesting	—	(9,818)	—	—	—	(9,818)
RSUs vested	292	—	—	—	—	—
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$—	$1,241,819
   See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to Consolidated Financial Statements
For the years ended September 30, 2020, 2019 and 2018
1. Business and summary of significant accounting policies
Description of business
Maximus, Inc. (the "Company", "Maximus" or "we") is a leading operator of government health and human services programs worldwide.
Principles of consolidation
The consolidated financial statements include the accounts of Maximus, Inc. and its wholly-owned subsidiaries (the "financial statements"). All intercompany balances and transactions were eliminated in consolidation. Certain financial results were reclassified to conform with our current period presentation.
Where Maximus owns less than 100% of the share capital of its subsidiaries but is still considered to have sufficient ownership to control the businesses, the results of these business operations are consolidated within our financial statements.
Estimates
The preparation of these financial statements, in conformity with Generally Accepted Accounting Principles in the United States (GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. At each reporting period end, we make estimates, including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and amounts related to income taxes, certain accrued liabilities and contingencies and litigation.
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The economic and political impacts of the Coronavirus (COVID-19) global pandemic increases uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than in the past.
•Our balance sheet includes goodwill valued at $593.1 million. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2020 using a qualitative assessment. As of July 1, 2020, none of our reporting units showed any signs of impairment.
•Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives. Initial asset lives may be shortened based upon circumstances such as contract terminations or changes in capital strategy. Where this occurs, we may need to accelerate our depreciation or amortization charges. These assets are subject to impairment if events indicate that the carrying amount may not be recoverable. At this time, there are no significant balances which we believe are not recoverable.
•Our balance sheet includes $786.2 million of billed, billable and unbilled accounts receivable, net of reserves. We regularly evaluate this balance for recoverability and reserve those balances where we no longer believe that collection is probable. Bad debt expense has not historically been significant to our business due to the nature of our customers. During the year ended September 30, 2020, we recorded bad debt expense of $2.8 million. We reserved balances against customers who we believe that we may not be reimbursed for work performed.
•As disclosed in "Note 3. Revenue recognition," revenue for some of our welfare-to-work contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock during the second quarter of the current fiscal year and many employment opportunities were terminated or are no longer available. While we expect the volume of new program participants to increase as a result of disruption to employment markets, participants in programs prior to March 2020 experienced reduced opportunities to reach sustained employment. This resulted in revised estimates to our outcome fees and a reduction in our unbilled revenue balance. During the three months ended March 31, 2020, we recorded adjustments to revenue of approximately $24 million related to changes in estimates from these contracts. This reduced our net income and diluted earnings per share by approximately $18 million and $0.28, respectively. We have continued to update our estimates through the remainder of the year. At September 30, 2020 and 2019, we recorded $24.8 million and $47.0 million of these estimated outcome fees which will be collected when we reach the targets we anticipate.
•Many of our contracts in U.S. are cost-plus contracts, where we are reimbursed for costs that are allowable, allocable and reasonable. Due to the COVID-19 pandemic, we are incurring incremental and unusual costs, including additional sick pay and idle labor for employees who are unable to perform services due to their health issues, child care issues or physical restrictions imposed on their workplace. Although the U.S. Federal Government, which provides the majority of our cost-plus contracts, provided regular guidance, there is some uncertainty within other contracts as to recoverable costs.
Changes in financial reporting adopted in fiscal year 2020
Leases
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
•We elected to use the package of practical expedients, which, among other things, allows us to not reassess historical lease classification.
•We do not separate lease and non-lease components for all classes of leases, which allows us to account for a lease as a single component.
•We used the optional transition method, which did not require us to recast our comparative periods.
•We did not use the hindsight practical expedients, which would allow us to use hindsight in determining the reasonably certain lease term.
•We did not adjust our accounting for leases with an initial term of twelve months or less.

Upon adopting Topic 842, we recognized a lease liability of $214.5 million, reflecting the present value of the future remaining minimum lease payments. Changes to our opening balance sheet are summarized below. There was no cumulative impact to our retained earnings and the changes did not cause any material changes in our statements of operations or our statements of cash flows. The adoption of Topic 842 does not affect our compliance with our existing contracts, including our corporate credit facility.

(in thousands)	Balance at September 30, 2019	Adjustments due to adoption of new standard	Opening balance at October 1, 2019
Assets
Prepaid expenses and other current assets	$62,481	$(6,131)	$56,350
Operating lease right-of-use assets	—	206,314	206,314
Liabilities and shareholders' equity
Accounts payable and accrued expenses	177,786	(5,250)	172,536
Operating lease liabilities, current portion	—	88,276	88,276
Other current liabilities	12,709	(648)	12,061
Operating lease liabilities, less current portion	—	126,197	126,197
Other long-term liabilities	20,082	(8,392)	11,690

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

At the adoption of Topic 842, the Company recognized deferred tax assets and liabilities corresponding to the operating lease liabilities and operating right-of-use assets, respectively. These balances offset each other and therefore there was no net effect resulted from this change.
Additional information and disclosures relating to this change are included within "Note 4. Leases."
Anticipated changes in financial reporting
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. We will adopt this guidance on October 1, 2020, using a prospective approach. Accordingly, this standard will only affect our future financial statements.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. We will adopt this guidance on October 1, 2020, and any changes will be recorded as a cumulative adjustment to retained earnings. We do not expect the adoption of this standard or its application in future periods to have a material effect on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change any subsequent calculation of an impairment charge. We will adopt this standard on October 1, 2020. The effect of this new standard will depend upon the outcome of future goodwill impairment tests.
We are subject to agreements that reference the London Interbank Offering Rate (LIBOR). Between now and December 2022, we anticipate that agreements with LIBOR will be updated to reflect the transition from this rate to alternative reference rates. In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard is intended to provide temporary optional expedients and exceptions on contract modifications and hedge accounting to ease the financial reporting burdens related to this expected market transition. This standard is effective for all entities upon issuance through December 31, 2022. We are assessing the impact of the market transition and this standard.
Other recent accounting pronouncements are not expected to have a material effect on our financial statements.
Revenue Recognition
Beginning October 1, 2018, we recognize revenue in accordance with Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted this standard using the modified retrospective method; accordingly, only periods after October 1, 2018, utilize Topic 606.
Under Topic 606, we recognize revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied.
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
The majority of our contracts have performance obligations that are satisfied over time. In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customer that are

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services. This continuous transfer of control is supported by the unilateral right of many of our customers to terminate contracts for convenience, without having to provide justification for this decision. Where we are reimbursed on a cost-plus basis, we recognize revenue based upon our costs incurred to date; where we are reimbursed on a fixed price basis, we recognize revenue based upon an appropriate output measure that may be time elapsed or another measure within the contract. When we have variable fees, such as revenue related to the volume of work or award fees, we allocate that revenue to the distinct periods of service to which they relate. In estimating our variable fees, we are required to constrain our estimates to the extent that it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved.
Other performance obligations are satisfied at a point in time, rather than over time. We recognize revenue only when the customer received control over the goods provided. Revenue recognition on these performance obligations does not require a significant level of judgment or estimation.
Where we have contract modifications, these are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Where the modification changes the scope or price and the additional performance obligations are at their standalone selling price, these services are considered a separate contract. Where there is a modification and the additional performance obligations are not at their standalone selling price, we consider whether those performance obligations are distinct from those already delivered. If services are distinct from those already provided, the contract is accounted for prospectively, as though the original contract had been terminated and a new arrangement entered into. Where the modification includes goods or services which are not distinct from those already provided, we record a cumulative adjustment to revenue based upon a remeasurement of progress towards the complete satisfaction of performance obligations not yet fully delivered.
Accounts receivable—billed, billable and unbilled and deferred revenue
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms.
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
We present unbilled receivables and deferred revenue as separate components of our consolidated balance sheets. These balances represent timing differences between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. The balance also includes estimated fees where performance outcomes are anticipated but have not yet been achieved. Our unbilled receivable balance is recorded at fair value that is the value which we expect to invoice for the services performed once the objective criteria laid out by the contract have been met. We defer revenue where we receive up-front funds to establish the infrastructure needed for a long-term contract.
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

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that such an impairment is not more-likely-than-not in all cases, no impairment is recorded. If such an impairment is more-likely-than-not, or if we choose to bypass this qualitative assessment, an evaluation is performed by comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit may be impaired.
Our reporting units are consistent with our operating segments, U.S. Services, U.S. Federal Services and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test using the qualitative assessment as of July 1, 2020, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.
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
We review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. Our review is based on our projection of the undiscounted future operating cash flows of the related asset group. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amount, we recognize a non-cash impairment charge to reduce the carrying amount to equal projected future discounted cash flows. During the years ending September 30, 2020 and 2019, we recorded impairment charges of $1.2 million and $3.7 million on long-lived assets within our U.S. Services Segment relating to underperforming contracts. No impairment charges were recorded in the year ended September 30, 2018.
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
Foreign currency

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in "other income, net" on our consolidated statements of operations.
Contingencies
From time to time, we are involved in legal proceedings, including contract and employment claims. We assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments in each matter or changes in approach to a matter, such as a change in settlement strategy.
We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we are able to estimate any potential liability.
Fair value measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants.
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value. Accordingly, assets and liabilities carried at or permitted to be carried at fair value are classified within the fair value hierarchy in one of the following categories based on the lowest level input that is significant in measuring fair value:
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
We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheets at fair value under the heading of "Deferred compensation plan assets." These assets have quoted prices in active markets (Level 1). See "Note 12. Employee benefit plans and deferred compensation" for further details.
We recorded contingent consideration payment related to acquisitions that may be paid between now and 2022. The related liabilities are recorded on our consolidated balance sheets at estimated fair value and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3). See "Note 6. Business combinations and disposals" for further details.
2. Business segments
We conduct our operations through three business segments: U.S. Services, U.S. Federal Services, and Outside the U.S.
•Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal year 2020, the segment further executed on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and COVID-19 response efforts. We also successfully expanded into the unemployment insurance market as Maximus supported 14 states in their unemployment insurance programs. We changed the name of our U.S. Health and Human Services to U.S. Services to recognize the evolution our service offerings into new markets and clients.
•Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. In fiscal year 2020, the segment expanded its clinical offerings in public health with new work supporting the Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline, an outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result and IRS Wage and Investment Division response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.
•Our Outside the U.S. Segment provides business process services (BPS) solutions for governments and commercial clients in geographies beyond the U.S., including health and disability assessments, program administration for employment services and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; Italy, Saudi Arabia, Singapore, South Korea and Sweden.
Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets, costs incurred in restructuring our U.K. business, the direct costs of acquisitions and the gain on sale of Q2 Administrators, LLC. These costs are excluded from measuring each segment's operating performance.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

The results of these segments for the three years ended September 30, 2020, are shown below.

	Year ended September 30,
(in thousands)	2020	2019	2018
Revenue:
U.S. Services	1,329,274	$1,176,488	$1,213,911
U.S. Federal Services	1,633,337	1,111,197	478,911
Outside the U.S.	498,926	599,130	699,414
Total	$3,461,537	$2,886,815	$2,392,236
Gross profit:
U.S. Services	$360,272	$344,109	$359,624
U.S. Federal Services	318,925	242,070	126,698
Outside the U.S.	31,805	85,005	108,063
Total	$711,002	$671,184	$594,385
Selling, general and administrative expense:
U.S. Services	$132,489	$123,275	$140,990
U.S. Federal Services	186,023	126,128	69,312
Outside the U.S.	65,938	68,944	72,095
Gain on sale of a business (1)	(1,718)	—	—
Other (2)	4,358	2,676	2,844
Total	$387,090	$321,023	$285,241
Operating income:
U.S. Services	$227,783	$220,834	$218,634
U.S. Federal Services	132,902	115,942	57,386
Outside the U.S.	(34,133)	16,061	35,968
Amortization of intangible assets	(35,634)	(33,054)	(10,308)
Restructuring costs (3)	—	—	(3,353)
Acquisition-related expenses (4)	(4,621)	(2,691)	(947)
Gain on sale of a business (1)	1,718	—	—
Other	263	15	(1,897)
Total	$288,278	$317,107	$295,483
Depreciation and amortization:
U.S. Services	$20,951	$18,466	$20,963
U.S. Federal Services	25,153	16,802	8,478
Outside the U.S.	18,423	17,136	22,443
Total	$64,527	$52,404	$51,884

(1)    During fiscal year 2020, we sold Q2 Administrators LLC, a subsidiary within our U.S. Federal Services Segment, resulting in a gain. Refer to "Note 6. Business combinations and disposals" for more details.
(2)    Other selling, general and administrative expenses includes credits and costs that are not allocated to a particular segment.
(3)    Restructuring costs incurred in the year ending September 30, 2018, were related to our United Kingdom businesses.
(4)    Acquisition-related expenses are costs of completed business combinations as well as the costs of any unsuccessful transactions. The charges above include costs for the acquisition of the citizen engagement centers business that were incurred in fiscal years 2018 and 2019.
We operate in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, Sweden, and the United Kingdom.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Our revenue was distributed as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
United States	$2,962,610	$2,287,685	$1,692,823
United Kingdom	246,335	293,695	347,026
Australia	147,156	198,795	247,850
Rest of World	105,436	106,640	104,537
Total	$3,461,537	$2,886,815	$2,392,236
Identifiable assets for the segments are shown below:

	Year ended September 30,
(in thousands)	2020	2019
U.S. Services	$702,728	$500,641
U.S. Federal Services	937,477	795,553
Outside the U.S.	224,532	234,769
Corporate/Other	159,965	214,769
Total	$2,024,702	$1,745,732
Our long-lived assets, consisting of property and equipment, capitalized software costs, operating lease right-of-use assets and deferred compensation plan assets were distributed as follows:

	Year ended September 30,
(in thousands)	2020	2019
United States	$255,346	$134,511
Australia	30,183	11,950
Canada	24,522	14,681
United Kingdom	7,610	3,129
Rest of World	1,071	595
Total	$318,732	$164,866

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

3. Revenue recognition

We recognize revenue as, or when, we satisfy performance obligations under a contract. The majority of our contracts have performance obligations that are satisfied over time. In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customer that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services.
Disaggregation of revenue
In addition to our segment and geography reporting, we disaggregate our revenues by product, contract type and customer type. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results that are further discussed in "Note 2. Business segments."
By operating segment and service

	Year ended September 30,
(in thousands)	2020	2019
Program administration	1,008,591	883,772
Assessments and appeals	141,446	136,109
Workforce and children services	127,595	100,454
Other	51,642	56,153
Total U.S. Services	1,329,274	1,176,488

Program administration	1,288,741	779,573
Technology solutions	169,259	160,342
Assessments and appeals	175,337	171,282
Total U.S. Federal Services	1,633,337	1,111,197

Workforce and children services	206,657	272,801
Assessments and appeals	218,704	252,447
Program administration	66,002	63,734
Other	7,563	10,148
Total Outside the U.S.	498,926	599,130

Total revenue	3,461,537	2,886,815

By contract type

	Year ended September 30,
(in thousands)	2020	2019
Performance-based	$1,109,153	$1,193,075
Cost-plus	$1,578,912	$1,088,541
Fixed price	$471,505	$441,146
Time and materials	$301,967	$164,053
Total revenue	$3,461,537	$2,886,815

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

By customer type

	Year ended September 30,
(in thousands)	2020	2019
New York State government agencies	$355,282	$362,724
Other U.S. state government agencies	988,945	804,213
Total U.S. state government agencies	1,344,227	1,166,937

United States Federal Government agencies	1,559,165	1,040,980
International government agencies	467,185	558,599
Other, including local municipalities and commercial customers	90,960	120,299
Total revenue	$3,461,537	$2,886,815

With the exceptions of the U.S. Federal Government and New York State, no customer provided more than 10% of our annual revenue in fiscal years 2020 and 2019.
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
In many contracts, we bill our customers on a monthly basis shortly after the month-end for work performed in that month. Funds are considered collectible and are included within accounts receivable — billed and billable.
Exceptions to this pattern will arise for various reasons, including those listed below.
•Under cost-plus contracts, we are typically required to estimate a contract’s share of our general and administrative expenses. This share is based upon estimates of total costs that may vary over time. We typically invoice our customers at an agreed provisional billing rate that will differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rate is higher than our actual rate, we record a liability.
•Certain contracts include retainage balances, where revenue is earned, but cash payments are held back by the customer for a period of time, typically to allow the customer to confirm that the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted.
•In certain contracts, we may receive funds from our customers prior to performing operations. These funds are typically referred to as “set-up costs” and reflect the need for us to make investments in infrastructure prior to providing a service. This investment in infrastructure is not a performance obligation that is distinct from the service that is subsequently provided, and, as a result, revenue is not recognized based upon the establishment of this infrastructure but rather over the course of the contractual relationship. The funds are initially recorded as deferred revenue and recognized over the term of the contract. Other contracts may not include set-up fees but will provide higher fees in earlier periods of the contract. The premium on these fees is deferred.
•Some of our contracts, notably our welfare-to-work contracts in the Outside the U.S. Segment, include payments for outcomes that occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.
During the year ended September 30, 2020, we recognized revenue of $54.6 million included in our deferred revenue balances at September 30, 2019. During the year ended September 30, 2019, we recognized revenue of $39.9 million from payments made prior to October 1, 2018.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Business and summary of significant accounting policies," the calculation of these estimates have been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. For our existing program participants, many employment opportunities were terminated or are no longer available. Our volume of new program participants is expected to increase, but it is unclear as to when these populations will be in a position to seek employment in many industries that were curtailed by the COVID-19 pandemic. In some cases, we anticipate that we may be unable to place individuals in employment in the short-term. During the fiscal year ended September 30, 2020, we recognized revenue from these performance-based fees of $45.0 million. At September 30, 2020, we have recorded $24.8 million of these estimated outcome fees which will be collected only when we reach the targets we anticipate. This balance is included on our consolidated balance sheets within the related contract accounts.
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
Changes to our estimates are recognized on a cumulative catch-up basis. In the years ended September 30, 2020 and 2019, we reported reductions in revenue of $9.2 million and $10.9 million from changes in estimates, respectively.
Remaining performance obligations
At September 30, 2020, we had approximately $400 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 50% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.
Accounts receivable reserves
Changes in the reserves against accounts receivable were as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Balance at beginning of year	$5,382	$4,285	$6,843
Additions to reserve	12,976	4,018	243
Deductions	(12,307)	(2,921)	(2,801)
Balance at end of year	$6,051	$5,382	$4,285
In evaluating the net realizable value of accounts receivable, we consider such factors as current economic trends, customer credit-worthiness, and changes in the customer payment terms and collection trends. Changes in the assumptions used in analyzing a specific account receivable may result in a reserve being recognized in the period in which the change occurs.
At September 30, 2020 and 2019, $12.3 million and $11.5 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions. These provisions are in place to allow the customer

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

to confirm that the objective criteria set out within their respective contracts were met. We anticipate that the majority of the fiscal year 2020 balance will be billed and collected during fiscal year 2021.

4. Leases

Beginning October 1, 2019, we identify contracts that are or contain leases where a contract allows us the right to control identified property or equipment for a period of time in return for consideration. Our leases are typically for office space or facilities, as well as some equipment leases. Where contracts include both lease and non-lease components, we do not typically separate the non-lease components in our accounting.
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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company-specific, country-specific and lease-specific factors. The weighted average incremental borrowing rate utilized at September 30, 2020, is 3.8%.
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
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue." Facilities and assets which serve management and support functions are expensed through "selling, general and administrative expenses." Costs recorded for the year ended September 30, 2020, are summarized below.

(in thousands)	Year ended September 30, 2020
Operating lease cost	$102,811
Short-term lease cost	9,140
Variable lease cost	13,310
Total operating lease costs	$125,261

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Future minimum lease payments for noncancelable operating leases as of September 30, 2020, are shown below.

(in thousands)	Office space	Equipment	Total
For the years ended September 30,
2021	$76,588	$9,522	$86,110
2022	51,970	3,390	55,360
2023	29,876	525	30,401
2024	13,428	47	13,475
2025	8,570	6	8,576
Thereafter	1,587	—	1,587
Total minimum lease payments	$182,019	$13,490	$195,509
Less: imputed interest	(10,409)	(341)	(10,750)
Total lease liabilities	$171,610	$13,149	$184,759

Our weighted average remaining lease term at September 30, 2020, is 2.8 years.
For the year ended September 30, 2020, we made cash payments of $109.4 million for amounts included in our lease liabilities. New or amended leases resulted in additional right-of-use assets of $72.7 million for the same period.
5. Earnings per share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Weighted average shares outstanding	63,062	64,498	65,501
Dilutive effect of unvested restricted stock awards	260	322	431
Denominator for diluted earnings per share	63,322	64,820	65,932
For the years ended September 30, 2020, 2019 and 2018, we excluded approximately 215,000, 10,000 and 5,000 unvested restricted stock units, respectively, from the calculation of diluted earnings per share as the effect of including them, was anti-dilutive.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

6. Business combinations and disposals
Citizen engagement centers
On November 16, 2018, we acquired General Dynamics Information Technology's citizen engagement centers business, pursuant to an asset purchase agreement dated October 5, 2018. The assets acquired included existing contracts, contractual relationships and bids for contracts submitted prior to the acquisition date, as well as interests in leased properties, fixed assets, working capital and intangible assets. This acquisition strengthened our position in the administration of federal government programs. This business was integrated into our U.S. Federal Services Segment. The contract provided for a purchase price of $400 million adjusted for the net working capital in excess of or less than an agreed-upon target representing an estimate of normalized net working capital. The working capital balance at the acquisition date was higher than this estimate, and, accordingly, we incurred a purchase price of $430.7 million.
As part of the acquisition, we incurred acquisition-related expenses, including legal, accounting and other consultant services. We recorded selling, general and administrative expenses of $2.7 million and $0.5 million in the years ended September 30, 2019 and 2018, respectively.
We considered this transaction to be an acquisition of a business. The valuation of the assets acquired and liabilities assumed was as follows.

(in thousands)	Final purchase price allocation
Cash consideration	$430,723

Billed and unbilled receivables	142,077
Property and equipment	13,961
Other assets	4,530
Intangible assets	122,300
Total identifiable assets acquired	282,868
Accounts payable and other liabilities	36,785
Net identifiable assets acquired	246,083
Goodwill	184,640
Net assets acquired	$430,723

Goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.

The fair value of the intangible assets acquired was estimated to be $122.3 million, representing customer relationships. We estimated this balance using the excess earnings method and used a number of estimates, including expected future earnings from the acquired business and an appropriate expected rate of return. We assumed useful economic life of 10 years for most contracts, representing our expectation of the period over which we will receive the benefit. Typically, our customer relationships are based upon the provision of services to our customers on a daily or monthly basis and, although contracts are frequently rebid, we believe that an incumbent provider typically enjoys significant competitive advantages. In reviewing the contract portfolio, we allocated a shorter life to a contract that pertains to the U.S. decennial census. This contract requires managing a significant ramp-up and ramp-down of work over the census cycle. As much of the benefit from this contract is anticipated to occur through fiscal years 2019 and 2020, we utilized a shorter asset life for this customer relationship. The average weighted intangible asset life is 7.6 years and amortization is being recorded on a straight-line basis.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

(in thousands)	Useful life	Fair value
Customer relationships - all contracts except U.S. Census	10 years	$85,300
Customer relationship - U.S. Census	2 years	37,000
Total intangible assets		$122,300

From the acquisition date through September 30, 2019, the acquired business contributed $615.1 million and $117.4 million of revenue and gross profit, respectively. Given the integration of the acquired business into our cost structure, it is impracticable to calculate the effect of the acquisition on operating income.
The following table presents certain results for the years ended September 30, 2019 and 2018, as though the acquisition had occurred on October 1, 2017. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs and include estimates of interest expense, as well as corresponding changes in our tax charge. This pro forma information is presented for information only. For example, this pro forma information does not include any of our synergies but does include, in both years shown, a charge of $18.5 million, related to the amortization of the U.S. Census customer relationship intangible asset. Although the U.S. Census contract commenced prior to October 1, 2017, more of the benefit was recorded in fiscal year 2020. For these and other reasons, this pro forma information is not necessarily indicative of the results if the acquisition had taken place on that date.

	Pro forma results for the year ended September 30,
(dollars in thousands, except per share data)	2019	2018
Revenue	$2,985,244	$3,016,823
Net income	243,968	218,647
Basic earnings per share attributable to Maximus	3.79	3.34
Diluted earnings per share attributed to Maximus	3.77	3.32

GT Hiring Solutions
On August 16, 2019, we acquired 100% of the share capital of GT Hiring Solutions (2005) Inc. (GT Hiring) for $6.2 million (8.2 million Canadian Dollars). GT Hiring provides employment services in British Columbia. We acquired GT Hiring to enhance the reach and capabilities of our Canadian employment services, and, accordingly, the business was integrated into our Outside the U.S. Segment. We recorded estimated goodwill and intangible assets balances of $2.1 million and $2.2 million, respectively, related to this acquisition. The goodwill represents the assembled workforce and enhanced knowledge, experience and reputation we obtained from the acquisition and will not be deductible for tax purposes. The intangible assets represent customer relationships, which will be amortized over seven years.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

InjuryNet Australia Pty Limited
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited (InjuryNet) for an estimated purchase price of $4.4 million (6.7 million Australian Dollars), which includes acquisition-related contigent consideration estimated at $2.1 million ($3.1 million Australian Dollars) based upon future earnings. The purchase price is subject to adjustment for a working capital true-up and acquisition-related contingent consideration. InjuryNet provides workplace medical services in Australia. The business was integrated into our Outside the U.S. Segment. We are still in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets of $2.6 million and $0.9 million, respectively, related to the acquisition.
Index Root Korea Co. Ltd.
On August 21, 2020, we acquired 100% of the share capital of Index Root Korea Co. Ltd (Index Root) for an estimated purchase price of $5.4 million (6.3 billion South Korean Won), which includes acquisition-related contingent consideration estimated at $0.9 million (1.1 billion South Korean Won) based upon future earnings. We acquired Index Root to expand our geographic presence to South Korea. The business was integrated into our Outside the U.S. Segment. We recorded estimated goodwill and intangible assets of $4.6 million and $1.4 million, respectively, related to the acquisition.
Noncontrolling interests
Both our United Kingdom Remploy subsidiary and our business in Saudi Arabia had been partially owned by other parties. During fiscal year 2019, we acquired the share capital held by our partners for $0.4 million and $0.2 million, respectively.
Q2 Administrators, LLC
On May 1, 2020, we sold Q2 Administrators LLC, a wholly-owned subsidiary, for $3.1 million, resulting in a gain of $1.7 million. We made the sale to avoid a possible or perceived conflict arising from a new contract.
Goodwill and intangible assets
Changes in goodwill for the years ended September 30, 2020 and 2019, are shown below.

(in thousands)	U.S. Services	U.S. Federal Services	Outside the U.S.	Total
Balance as of September 30, 2018	$139,588	$228,148	$32,146	$399,882
Acquisition of citizen engagement centers business	24,884	154,470	5,286	184,640
Acquisition of GT Hiring	—	—	1,347	1,347
Other	—	—	372	372
Foreign currency translation	—	—	(1,772)	(1,772)
Balance as of September 30, 2019	164,472	382,618	37,379	584,469
Acquisitions	—	—	7,652	7,652
Disposal of Q2 Administrators, LLC	—	(899)	—	(899)
Foreign currency translation	—	—	1,907	1,907
Balance as of September 30, 2020	$164,472	$381,719	$46,938	$593,129
There were no impairment charges to our goodwill.
Although the citizen engagement center business was integrated into our U.S. Federal Services Segment, the acquisition provided benefits across all three segments. The most significant contracts acquired are cost-plus arrangements, which allow us to recover a greater share of our corporate overhead. Accordingly, we allocated goodwill based upon an estimate of the relative fair value of the benefit to each segment.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

The following table sets forth the components of intangible assets:

	As of September 30, 2020			As of September 30, 2019
(in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$235,287	$90,302	$144,985	$250,455	$72,430	$178,025
Technology-based intangible assets	5,631	4,723	908	5,613	4,405	1,208
Trademarks and trade names	4,479	4,479	—	4,483	4,466	17
Total	$245,397	$99,504	$145,893	$260,551	$81,301	$179,250
As of September 30, 2020, our intangible assets have a weighted average remaining life of 9.0 years, comprising 9.0 years for customer contracts and relationships and 3.1 years for technology-based intangible assets. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of September 30, 2020, is as follows:

(in thousands)	Estimated Future Amortization Expense
2021	$18,969
2022	16,596
2023	16,498
2024	16,374
2025	16,152

7. Income taxes
The components of income before income taxes and the corresponding provision for income taxes are as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Income before income taxes:
United States	$304,240	$280,092	$248,360
Foreign	(17,178)	37,228	50,849
Income before income taxes	$287,062	$317,320	$299,209

	Year ended September 30,
(in thousands)	2020	2019	2018
Current provision/(benefit):
Federal	$65,735	$37,123	$42,318
State and local	28,117	14,480	13,459
Foreign	(2,154)	12,561	15,895
Total current provision	91,698	64,164	71,672
Deferred tax expense/(benefit):
Federal	(12,984)	12,627	4,106
State and local	(4,246)	3,013	2,902
Foreign	(1,915)	(2,979)	(287)
Total deferred tax expense/(benefit)	(19,145)	12,661	6,721
Provision for income taxes	$72,553	$76,825	$78,393

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. Among other things, the Act reduced the U.S. Federal tax rate from 35% to 21% from January 1, 2018.
In the first quarter of fiscal year 2019, we completed our assessment of the effects of the Act and recognized a tax benefit of $0.5 million related to our calculation of the transition tax liability, referred to as the "toll tax." In the year ending September 30, 2018, we recorded a toll tax charge of $9.4 million and a benefit of $10.5 million from reductions in our deferred tax liabilities.
Our federal statutory income tax rate prior to December 31, 2017, was 35%; for subsequent periods, it was 21%. The provision for income taxes differs from that which would have resulted from the use of this rate is as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Federal income tax provision at statutory rate of 21%, 21% and 24.5%, respectively	$60,284	$66,637	$73,396
State income taxes, net of federal benefit	17,480	14,825	12,348
Foreign taxation	(463)	1,210	(1,531)
Permanent items	2,200	2,682	1,176
Tax credits	(4,149)	(3,730)	(2,438)
Toll tax	—	(481)	9,425
Deferred tax liability - tax rate change	—	—	(10,514)
Vesting of equity compensation	(2,038)	(4,783)	(2,849)
Other	(761)	465	(620)
Provision for income taxes	$72,553	$76,825	$78,393

The significant items comprising our deferred tax assets and liabilities as of September 30, 2020 and 2019, are as follows:

	As of September 30,
(in thousands)	2020	2019
Net deferred tax assets/(liabilities)
Costs deductible in future periods	$24,127	$19,133
Deferred revenue	8,054	6,098
Stock compensation	4,140	3,617
Net operating loss carryforwards	252	798
Amortization of goodwill and intangible assets	(27,555)	(26,338)
Capitalized software	(10,076)	(8,635)
Accounts receivable - unbilled	(11,565)	(35,566)
Property and equipment	(2,365)	515
Prepaid expenses	(4,245)	(3,645)
Other	(3,589)	(2,351)
	$(22,822)	$(46,374)
Our deferred tax assets and liabilities are held in various national and international jurisdictions that do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions that show a net deferred tax asset and a net deferred tax liability. Our net deferred tax position is summarized below:

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

	As of September 30,
(in thousands)	2020	2019
Balance of tax jurisdictions with net deferred tax assets	$1,915	$186
Balance of tax jurisdictions with net deferred tax liabilities	(24,737)	(46,560)
Net deferred tax liabilities	$(22,822)	$(46,374)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the U.S. in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes were recorded with respect to such earnings. As of September 30, 2020, our foreign subsidiaries held approximately $44.4 million of cash and cash equivalents in either U.S. Dollars or local currencies.
Cash paid for income taxes during the years ended September 30, 2020, 2019, and 2018, was $89.1 million, $69.2 million and $65.3 million, respectively.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $1.8 million and $3.6 million at September 30, 2020 and 2019, respectively.
We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2020, 2019, and 2018, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2020 and 2019, includes less than $0.1 million and approximately $0.8 million, respectively, of interest and penalties.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts). The reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year ended September 30,
(in thousands)	2020	2019	2018
Balance at beginning of year	$3,001	$721	$633
Increases for tax positions taken in current year	770	2,280	88
Decreases for tax positions taken in current year	(1,973)	—	—
Balance at end of year	$1,798	$3,001	$721
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2017 and to state and local income tax examinations by tax authorities for years before 2015. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2016.
In response to the COVID-19 pandemic, on March 18, 2020, the Families First Coronavirus Response Act (FFCRA) was enacted, and on March 27, 2020, the CARES Act was enacted. The FFCRA and the CARES Act contain numerous income tax provisions to assist companies from an income tax perspective. The following summarizes the most significant provisions and includes the impact to Maximus.
•Eliminating the taxable income limitation and allowing companies to fully utilize Net Operating Losses (NOL’s) generated in the current year against prior years. Maximus is projecting a U.S. taxable income for the current year and will not be utilizing this provision.
•Allowing NOL’s originating in fiscal years 2018 through 2020 to be carried back five years. This is non-applicable as Maximus had taxable income in each year.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

•Increasing the net interest expense deduction to 50% of adjusted taxable income from 30% for years beginning January 1, 2019 and 2020. The limitation for Maximus based on the current provision would be approximately $92.0 million, and as our interest expense in the current year is less than $2.1 million, we are not impacted by the limitation.
•Allowing taxpayers with Alternative Minimum Tax (AMT) credits to claim a refund in 2020. Maximus does not have any AMT credits to utilize.
•Allowing companies to deduct more of their cash charitable contributions paid during the calendar year by increasing the taxable income limitation from 10% to 25%. Maximus has never been limited in any year for charitable deductions and does not anticipate having any limitations in the current year.
•Retroactively clarifying the immediate recovery of qualified improvement property costs rather than over a 39 year period. Maximus reversed the reserve recorded at September 30, 2019, in the first quarter of the current year.
8. Debt
Credit facilities
Our corporate credit agreement provides for a revolving line of credit up to $400 million that may be used for revolving loans, swingline loans (subject to a sublimit of $5 million), and to request letters of credit, subject to a sub-limit of $50 million. The line of credit is available for general corporate purposes, including working capital, capital expenditures and acquisitions. Borrowings are permitted in currencies other than the U.S. Dollar. In September 2017, we extended the term of our credit agreement to September 2022, at which time all outstanding borrowings must be repaid. At September 30, 2020, we have no outstanding borrowings under the credit agreement.
This credit agreement requires us to comply with covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all covenants as of September 30, 2020. Our obligations under the credit agreement are guaranteed by material domestic subsidiaries of the Company but are otherwise unsecured. In the event that our total leverage ratio, as defined in the credit agreement, exceeds 2.50:1, we would be obliged to provide security in the form of the assets of the parent Company and certain of its subsidiaries. Our credit agreement contains no restrictions on the payment of dividends as long as our leverage ratio does not exceed 2.50:1. At September 30, 2020, our total leverage ratio was less than 1.0:1.0. We do not believe that the provisions of the credit agreement represent a significant restriction to the successful operation of the business or to our ability to pay dividends.
This credit agreement provides for an annual commitment fee payable on funds not borrowed or utilized for letters of credit. This charge is based upon our leverage and varies between 0.125% and 0.275%. Commitment fees are recorded as interest expense on the consolidated statements of operations. Borrowings under the Credit Agreement bear interest at our choice at either (a) a Base Rate plus a margin that varies between 0.0% and 0.75% per year, (b) a Eurocurrency Rate plus an applicable margin that varies between 1.0% and 1.75% per year or (c) an Index Rate plus an applicable margin which varies between 1.0% and 1.75% per year. The Base Rate, Eurocurrency Rate and Index Rate are defined by the Credit Agreement.
In September 2020, we entered into a bilateral term facility agreement in Australia that provides for borrowings up to 65 million Australian Dollars. This may be used, among other purposes, for general corporate and working capital purposes. At September 30, 2020, we have outstanding borrowings of $21.4 million under this facility agreement, of which $3.6 million is due in fiscal year 2021.
The bilateral term facility requires us to comply with a financial covenant, which states that the liquidity of our Australian business be equal to or greater than 25 million Australian Dollars. It provides for a quarterly commitment fee payable on the funds not borrowed or utilized at the rate of 0.80%. Borrowings under this credit facility bears interest at a Base Rate of 2.00% per annum plus the Australian Bank Bill Swap Bid Rate.
In addition to our credit agreement, we established smaller facilities in Canada and the United Kingdom in order to allow our businesses to meet short-term working capital needs. In the event of a need for more significant funding, our credit facility provides for the ability to borrow in foreign currencies. At September 30, 2020, we have outstanding borrowings of $7.0 million under these facility agreements.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

At September 30, 2020, and 2019, we had letters of credit totaling $5.0 million and $3.2 million, respectively.
Interest payments
During the fiscal years ended September 30, 2020, 2019, and 2018, we made interest payments of $1.6 million, $2.5 million and $0.6 million, respectively.
9. Balance sheet components
Cash, cash equivalents and restricted cash
We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash represents funds that are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card or letter of credit arrangements or where we hold funds on behalf of clients. We will continue to report our restricted cash balances within "prepaid expenses and other current assets" on our balance sheet due to these restrictions.
Our balances for cash, cash equivalents and restricted cash are as follows:

	As of September 30,
(in thousands)	2020	2019	2018	2017
Cash and cash equivalents	$71,737	$105,565	$349,245	$166,252
Restricted cash (recorded within "prepaid expenses and other current assets")	16,824	10,927	7,314	13,475
Cash, cash equivalents and restricted cash	$88,561	$116,492	$356,559	$179,727

Property and equipment
Property and equipment, at cost, consists of the following:

	As of September 30,
(in thousands)	2020	2019
Land	$1,738	$1,738
Building and improvements	11,846	12,044
Office furniture and equipment	239,057	246,671
Leasehold improvements	84,063	69,183
	336,704	329,636
Less: Accumulated depreciation and amortization	(269,983)	(230,047)
Total property and equipment, net	$66,721	$99,589
Depreciation expense for the years ended September 30, 2020, 2019, and 2018 was $54.9 million, $45.2 million and $40.7 million, respectively.
Capitalized software
Capitalized software consists of the following:

	As of September 30,
(in thousands)	2020	2019
Capitalized software	$120,677	$103,643
Less: Accumulated amortization	(82,644)	(71,274)
Total capitalized software, net	$38,033	$32,369

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

Amortization expense for the years ended September 30, 2020, 2019 and 2018 was $9.6 million, $7.2 million and $11.2 million, respectively. Most of this amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
The totals above include $0.6 million of costs which were capitalized and subsequently written off during the year ended September 30, 2020, with no comparable amounts for the year ended September 30, 2019. These costs are related to a contract within our U.S. Services Segment and are deemed unrecoverable. This expense was recorded within "cost of revenue" on our consolidated statements of operations.
Deferred contract costs
For many contracts, we incur significant incremental costs at the beginning of an arrangement. Typically, these costs relate to the establishment of infrastructure that we utilize to satisfy our performance obligations with the contract. We report these costs as deferred contract costs and amortize them on a straight-line basis over the shorter of the useful economic life of the asset or the anticipated term of the contract.
Deferred contract costs consist of the following:

	As of September 30,
(in thousands)	2020	2019
Deferred contract costs	$42,421	$43,140
Less: Accumulated amortization	(21,530)	(24,219)
Total deferred contract costs, net	$20,891	$18,921

We amortized $6.8 million and $9.9 million of deferred contract costs during the years ended September 30, 2020, and 2019, respectively. This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
The totals above include $0.6 million and $3.7 million of costs that were deferred and subsequently written off during the years ended September 30, 2020 and 2019, respectively. These costs related to a contract within our U.S. Services Segment, which is no longer able to recover the deferred costs. This expense was recorded within "cost of revenue" on our consolidated statements of operations.
10. Commitments and contingencies
Performance bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. At September 30, 2020, we had performance bond commitments totaling $36.5 million. These bonds are typically renewed annually and remain in place until the contractual obligations are satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
Collective bargaining agreements
Approximately 6% of our employees are covered by collective bargaining agreements or similar arrangements, the majority of which expire within one year.
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
For the years ended September 30, 2020, 2019 and 2018

before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The Centers for Medicare and Medicaid Services (CMS) asserted two disallowances against a state Medicaid agency totaling approximately $31 million. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency, which, in turn, submitted claims for reimbursement to CMS. The state asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter. The state contested the first disallowance of approximately $12 million in the U.S. District Court. In February 2020, the District Court upheld that disallowance, and the state appealed the case to the U.S. Circuit Court of Appeals. The second disallowance of approximately $19 million is still pending at the U.S. Health and Human Services Departmental Appeals Board. No legal action was initiated against us with respect to either disallowance.
11. Equity
Stock compensation
At September 30, 2020, 0.5 million shares remained available for grants under our 2017 Equity Incentive Plan. We typically issue new shares in satisfying our obligations under our stock plans.
We grant equity awards to officers, employees and directors in the form of restricted stock units (RSUs). RSUs issued generally vest ratably over one, four or five years. The fair value of the RSUs, based on our stock price at the grant date, is expensed in equal installments over the vesting period. For the fiscal years ended September 30, 2020, 2019 and 2018, compensation expense recognized related to RSUs was $23.7 million, $20.8 million and $20.2 million, respectively. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We estimate our stock award forfeitures as we expense each award.
A summary of our RSU activity for the year ended September 30, 2020, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at September 30, 2019	646,129	$62.60
Granted	382,795	74.26
Vested	(371,971)	63.91
Forfeited	(14,542)	65.30
Non-vested shares outstanding at September 30, 2020	642,411	68.73
In addition to the non-vested shares, certain directors and employees held approximately 0.6 million vested awards whose issuance has been deferred as of September 30, 2020.
The weighted-average grant-date fair value of RSUs granted in the years ended September 30, 2019 and 2018, was $66.96 and $64.33, respectively. The total fair value of RSUs vested during the years ended September 30, 2020, 2019 and 2018 was $23.6 million, $27.4 million and $30.3 million, respectively. As of September 30, 2020, the total remaining unrecognized compensation cost related to unvested RSUs was $41.7 million. This expense is expected to be realized over the next four years, with a weighted average life of 1.5 years.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was $8.0 million, $9.9 million and $8.7 million for the fiscal years ended September 30, 2020, 2019 and 2018, respectively.
Employees are permitted to forfeit a number of shares to cover their personal tax liability, with the Company making tax payments to the relevant authorities. These payments are reported in the consolidated statements of cash flows as financing cash flows. During the three years ending September 30, 2020, 2019 and 2018, we incurred liabilities related to these forfeitures of $9.8 million, $10.6 million and $8.7 million, respectively.
Stock purchase programs
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the years ended September 30, 2020, 2019 and 2018, we purchased 2.8 million, 0.7 million and 1.1 million common shares at a cost of $167.0 million, $46.8 million and $67.6 million, respectively. At September 30, 2020, $150.0 million remained available for future stock repurchases.
Between October 1, 2020, and November 19, 2020, we have made additional purchases of 0.1 million shares of common stock at a total cost of approximately $3.4 million.
12. Employee benefit plans and deferred compensation
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. During the years ended September 30, 2020, 2019 and 2018, we contributed $13.2 million, $12.3 million and $7.4 million to the 401(k) plans, respectively. Outside the U.S., we have a number of defined contribution pension plans. During the years ended September 30, 2020, 2019 and 2018, we contributed $18.6 million, $18.6 million, and $19.5 million to these plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 91% of the liabilities as of September 30, 2020. The assets within the Rabbi Trust include $23.2 million invested in mutual funds that have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value, with changes in fair value being recorded in the consolidated statements of operations.

13. Quarterly information (unaudited)
Set forth below are selected quarterly consolidated statements of operations data for the fiscal years ended September 30, 2020 and 2019. We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.
Earnings per share amounts are computed each quarter independently. As a result, the sum of the quarters' earnings per share amount may not equal the total earnings per share amount for the respective year. The results shown below are consistent with those reported in our quarterly financial reports, but we have included some additional detail from that previously presented.

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

	Quarter Ended
(dollar in thousands, except per share data)	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020

U.S. Services	$312,281	$308,698	$336,950	$371,345
U.S. Federal Services	366,571	393,391	450,143	423,232
Outside the U.S.	139,377	116,046	114,244	129,259
Revenue	$818,229	$818,135	$901,337	$923,836

U.S. Services	$89,590	$85,454	$93,029	$92,199
U.S. Federal Services	70,821	76,958	84,723	86,423
Outside the U.S.	15,039	(9,314)	7,851	18,229
Gross profit	$175,450	$153,098	$185,603	$196,851

U.S. Services	$58,192	$46,215	$61,033	$62,343
U.S. Federal Services	31,582	30,232	39,233	31,855
Outside the U.S.	(1,014)	(26,718)	(5,817)	(584)
Amortization of intangible assets	(9,088)	(8,934)	(8,712)	(8,900)
Acquisition-related expenses	(635)	(3,377)	(150)	(459)
Gain on sale of a business	—	—	1,706	12
Other	98	(107)	16	256
Operating income	$79,135	$37,311	$87,309	$84,523

Net income	$58,734	$27,650	$64,464	$63,661
Net income attributable to Maximus	$58,734	$27,650	$64,464	$63,661

Basic earnings per share	$0.91	$0.43	$1.04	$1.03
Diluted earnings per share	$0.91	$0.43	$1.04	$1.02

Maximus, Inc.
Notes to Consolidated Financial Statements (Continued)
For the years ended September 30, 2020, 2019 and 2018

	Quarter Ended
(dollars in thousands, except per share data)	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019

U.S. Services	$294,213	$290,737	$291,132	$300,406
U.S. Federal Services	216,987	289,736	292,295	312,179
Outside the U.S.	153,419	156,047	147,283	142,381
Revenue	$664,619	$736,520	$730,710	$754,966

U.S. Services	$88,031	$86,260	$86,664	$83,154
U.S. Federal Services	47,985	60,696	66,803	66,586
Outside the U.S.	23,249	22,466	20,780	18,510
Gross profit	$159,265	$169,422	$174,247	$168,250

U.S. Services	$55,892	$56,860	$54,250	$53,832
U.S. Federal Services	21,353	29,592	33,907	31,090
Outside the U.S.	4,441	4,474	4,989	2,157
Amortization of intangible assets	(5,458)	(9,519)	(9,049)	(9,028)
Acquisition-related expenses	(2,691)	—	—	—
Other	599	394	(503)	(475)
Operating income	$74,136	$81,801	$83,594	$77,576

Net income	$55,723	$61,766	$62,965	$60,041
Net income attributable to Maximus	$55,913	$61,924	$62,898	$60,089

Basic earnings per share attributable to Maximus	$0.86	$0.96	$0.98	$0.93
Diluted earnings per share attributable to Maximus	$0.86	$0.96	$0.97	$0.93

14. Subsequent Events
Dividend
On October 2, 2020, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of the Company's common stock outstanding. The dividend will be paid on November 30, 2020, to shareholders of record on November 13, 2020. Based on the number of shares outstanding, the payment will be approximately $17.2 million.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2020, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2020, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Maximus, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Maximus, Inc.’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maximus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated November 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
November 19, 2020

PART III
The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) to Form 10-K and is incorporated herein by reference to the Company's Proxy Statement relating to its 2021 Annual Meeting of Shareholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC), except as otherwise indicated below:
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of September 30, 2020, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans/arrangements approved by the shareholders	642,411	$—	520,364
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	642,411	$—	520,364

_______________________________________________
(1)In addition to being available for future issuance upon exercise of options that may be granted after September 30, 2020, all shares under the 2017 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units or other stock-based awards.
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
c.Financial Statement Schedules — see Item 15(a)(2) above.

ITEM 16.    Form 10-K Summary.
None.

EXHIBIT INDEX

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
2.1		Asset Purchase Agreement dated as of October 5, 2018 by and among General Dynamics Information Technology, Inc., Maximus Federal Services, Inc. and Maximus, Inc.	Current Report on Form 8-K (File No. 1-12997)	October 9, 2018
3.1		Amended and Restated Articles of Incorporation of the Company, as amended.	Quarterly Report on Form 10-Q (File No. 1-12997)	August 14, 2000
3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	Quarterly Report on Form 10-Q (File No. 1-12997)	May 10, 2013
3.3		Articles of Amendment of Amended and Restated Articles of Incorporation.	Quarterly Report on Form 10-Q (File No. 1-12997) (Exhibit 3.1)	May 7, 2020
3.4		Amended and Restated Bylaws of the Company.	Current Report on Form 8-K (File No. 1-12997)	June 19, 2015
4.1		Specimen Common Stock Certificate.	Quarterly Report on Form 10-Q (File No. 1-12997) (Exhibit 4.1)	August 14, 1997
4.2	s	Description of Securities.
10.1	*	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	Registration Statement on Form S-1 (File No. 333-21611) (Exhibit 10.10)	February 12, 1997
10.2	*	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and Maximus, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018
10.3	*	Amended and Restated Employment, Non-Compete and Confidentiality Agreement between Richard A. Montoni and Maximus, Inc.	Current Report on Form 8-K (File No. 1-12997)	January 16, 2018
10.4	*	Amended and Restated Income Continuity Program.	Annual Report on Form 10-K (File No. 1-12997)	November 16, 2015
10.5	*	Deferred Compensation Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.6	*	2011 Equity Incentive Plan.	Proxy Statement on Schedule 14A (File No. 1-12997)	January 27, 2012
10.7	*	First Amendment to 2011 Equity Incentive Plan.	Current Report on Form 8-K (File No. 1-12997)	December 21, 2015
10.8		Amended and Restated Credit Agreement, dated as of March 15, 2013, among Maximus, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 21, 2013
10.9		First Amendment to Amended and Restated Credit Agreement dated as of March 9, 2015 among Maximus, Inc., SunTrust Bank as Administrative Agent and other lenders party thereto.	Current Report on Form 8-K (File No. 1-12997)	March 9, 2015

Exhibit Number			Incorporated by reference herein
		Description	Form	Date
10.10
Second Amendment to Amended and Restated Revolving Credit Agreement dated as of October 23, 2015 among Maximus, Inc., certain subsidiaries of Maximus, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.
			Current Report on Form 8-K (File No. 1-12997)	October 26, 2015
10.11	*	1997 Equity Incentive Plan, as amended.	Registration Statement on Form S-8 (File No. 333-136400)	August 8, 2006
10.12	*	First Amendment to the 1997 Equity Incentive Plan, as amended.	Current Report on Form 8-K (File No. 1-12997)	November 27, 2007
10.13	*	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	Current Report on Form 8-K (File No. 1-12997)	June 23, 2006
10.14	*	2017 Equity Incentive Plan.	Registration Statement on Form S-8 (File No. 333-217657)	May 4, 2017
10.15
Third Amendment to Amended and Restated Revolving Credit Agreement dated as of September 22, 2017 among Maximus, Inc., certain subsidiaries of Maximus, Inc. party thereto, SunTrust Bank, as Administrative Agent and other lenders party thereto.
			Annual Report on Form 10-K (File No. 1-12997)	November 20, 2017
21.1	s	Subsidiaries of the Company.
23.1	s	Consent of Independent Registered Public Accounting Firm.
31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	❖	Section 906 Principal Executive Officer Certification.
32.2	❖	Section 906 Principal Financial Officer Certification.
101		The following materials from the Maximus, Inc. Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders' Equity and (vi) Notes to Consolidated Financial Statements. Filed electronically herewith.
104		The cover page from the Maximus, Inc. Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101).

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

Dated: November 19, 2020	Maximus, Inc.
	By:	/s/ BRUCE L. CASWELL
Bruce L. Caswell Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE L. CASWELL	President, Chief Executive Officer and Director (principal executive officer)	November 19, 2020
Bruce L. Caswell

/s/ RICHARD J. NADEAU	Chief Financial Officer and Treasurer (principal financial and accounting officer)	November 19, 2020
Richard J. Nadeau

/s/ PETER B. POND	Chairman of the Board of Directors	November 19, 2020
Peter B. Pond

/s/ RICHARD A. MONTONI	Vice Chairman of the Board of Directors	November 19, 2020
Richard A. Montoni

/s/ ANNE K. ALTMAN	Director	November 19, 2020
Anne K. Altman

/s/ JOHN J. HALEY	Director	November 19, 2020
John J. Haley

/s/ JAN D. MADSEN	Director	November 19, 2020
Jan D. Madsen

/s/ GAYATHRI RAJAN	Director	November 19, 2020
Gayathri Rajan

/s/ RAYMOND B. RUDDY	Director	November 19, 2020
Raymond B. Ruddy

/s/ MICHAEL J. WARREN	Director	November 19, 2020
Michael J. Warren