Form 10-Q
period 2020-12-31
MAXIMUS, INC.
filed 2021-02-04
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020
OR
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

As of February 1, 2021, there were 61,452,520 shares of the registrant’s common stock (no par value) outstanding.

Maximus, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended December 31, 2020

Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “Maximus” refer to Maximus, Inc. and its subsidiaries, unless the context requires otherwise.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “opportunity,” “could,” “potential,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, or the impact of the Coronavirus (COVID) global pandemic are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•the extent and impact of the continuation of the global pandemic and the actions taken or to be taken by us, our customers, and the governments or jurisdictions in which we operate in response to COVID;
•the impact of the Biden Administration on federal procurement, federal funding to states' safety-net programs, and the overall decision-making process related to our industry, including our business and customers;
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
•a failure to comply with laws governing our business, which might result in the Company being subject to fines, penalties, suspension, debarment, and other sanctions;
•the costs and outcome of litigation;
•difficulties in integrating or achieving projected revenues, earnings, and other benefits associated with acquired businesses;
•the effects of changes in laws and regulations governing our business, including tax laws, and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies, and practices, and our ability to estimate the impact of such changes;
•matters related to business we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 19, 2020.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Maximus, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Revenue	$945,554	$818,229
Cost of revenue	739,499	642,779
Gross profit	206,055	175,450
Selling, general, and administrative expenses	111,967	87,227
Amortization of intangible assets	6,516	9,088
Operating income	87,572	79,135
Interest expense	206	484
Other (expense)/income, net	(775)	719
Income before income taxes	86,591	79,370
Provision for income taxes	22,514	20,636
Net income	$64,077	$58,734
Basic earnings per share	$1.03	$0.91
Diluted earnings per share	$1.03	$0.91
Dividends paid per share	$0.28	$0.28
Weighted average shares outstanding:
Basic	62,038	64,597
Diluted	62,135	64,758

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Net income	$64,077	$58,734
Foreign currency translation adjustments	6,923	6,893
Comprehensive income	$71,000	$65,627

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2020	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$132,597	$71,737
Accounts receivable — billed and billable, net of allowance of $6,579 and $6,051	662,059	622,871
Accounts receivable — unbilled	120,764	163,332
Income taxes receivable	2,472	2,075
Prepaid expenses and other current assets	68,935	72,543
Total current assets	986,827	932,558
Property and equipment, net	62,548	66,721
Capitalized software, net	40,434	38,033
Operating lease right-of-use assets	165,448	177,159
Goodwill	595,927	593,129
Intangible assets, net	140,484	145,893
Deferred contract costs, net	21,294	20,891
Deferred compensation plan assets	42,350	36,819
Deferred income taxes	222	1,915
Other assets	10,699	11,584
Total assets	$2,066,233	$2,024,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$266,038	$253,338
Accrued compensation and benefits	93,443	137,101
Deferred revenue	58,307	51,655
Income taxes payable	22,685	5,377
Current portion of long-term debt and other borrowings	14,159	10,878
Operating lease liabilities	72,482	80,748
Other current liabilities	20,286	22,071
Total current liabilities	547,400	561,168
Deferred revenue, less current portion	27,428	27,311
Deferred income taxes	24,417	24,737
Long-term debt, less current portion	18,481	18,017
Deferred compensation plan liabilities, less current portion	45,304	38,654
Operating lease liabilities, less current portion	95,678	104,011
Other liabilities	9,214	8,985
Total liabilities	767,922	782,883
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 61,452 and 61,504 shares issued and outstanding at December 31, 2020, and September 30, 2020, respectively	520,357	513,959
Accumulated other comprehensive loss	(35,715)	(42,638)
Retained earnings	813,669	770,498
Total shareholders' equity	1,298,311	1,241,819
Total liabilities and shareholders' equity	$2,066,233	$2,024,702

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operations:
Net income	$64,077	$58,734
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	11,817	15,318
Amortization of intangible assets	6,516	9,088
Deferred income taxes	1,298	422
Stock compensation expense	6,062	5,397
Change in assets and liabilities, net of effects of business combinations
Accounts receivable — billed and billable	(35,729)	(31,016)
Accounts receivable — unbilled	43,538	2,013
Prepaid expenses and other current assets	4,893	4,063
Deferred contract costs	(205)	848
Accounts payable and accrued liabilities	11,199	2,403
Accrued compensation and benefits	(35,682)	6,842
Deferred revenue	5,757	(1,345)
Income taxes	16,947	13,984
Operating lease right-of-use assets and liabilities	(4,927)	(1,622)
Other assets and liabilities	2,554	2,138
Cash flows from operations	98,115	87,267
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(9,094)	(10,487)
Other	(159)	25
Cash used in investing activities	(9,253)	(10,462)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(17,207)	(17,913)
Purchases of Maximus common stock	(3,363)	(1,898)
Tax withholding related to RSU vesting	(9,818)	(10,614)
Borrowings of debt	147,852	83,419
Repayment of debt	(146,188)	(86,301)
Other	(2,763)	(493)
Cash used in financing activities	(31,487)	(33,800)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,882	1,452
Net increase in cash, cash equivalents, and restricted cash	61,257	44,457
Cash, cash equivalents, and restricted cash, beginning of period	88,561	116,492
Cash, cash equivalents, and restricted cash, end of period	$149,818	$160,949

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$—	$1,241,819
Net income	—	—	—	64,077	—	64,077
Foreign currency translation	—	—	6,923	—	—	6,923
Cash dividends	—	—	—	(17,207)	—	(17,207)
Dividends on RSUs	—	336	—	(336)	—	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	—	(3,363)
Stock compensation expense	—	6,062	—	—	—	6,062
Balance at December 31, 2020	61,452	$520,357	$(35,715)	$813,669	$—	$1,298,311

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	58,734	—	58,734
Foreign currency translation	—	—	6,893	—	—	6,893
Cash dividends	—	—	—	(17,913)	(409)	(18,322)
Dividends on RSUs	—	354	—	(354)	—	—
Purchases of Maximus common stock	(26)	—	—	(1,898)	—	(1,898)
Stock compensation expense	—	5,397	—	—	—	5,397
Balance at December 31, 2019	63,953	$504,184	$(38,487)	$833,308	$—	$1,299,005

See notes to unaudited consolidated financial statements.

Maximus, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended December 31, 2020 and 2019

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation are included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended December 31, 2020, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2020, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
These financial statements should be read in conjunction with the consolidated audited financial statements and the notes thereto at September 30, 2020 and 2019, and for each of the three years in the period ended September 30, 2020, included in our Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on November 19, 2020.
Estimates
The preparation of these financial statements, in conformity with GAAP in the United States, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expenses. At each reporting period end, we make estimates including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill and amounts related to income taxes, certain accrued liabilities, and contingencies and litigation.
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The economic and political effects of the Coronavirus (COVID) global pandemic increase uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than has been the case in the past.
•Our balance sheet includes goodwill valued at $595.9 million. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2020, using a qualitative assessment. There has been no indication of impairment of any reporting unit at this time or since.
•Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives but are subject to impairment if events indicate that the carrying amount may not be recoverable. At this time, there are no balances which we believe are not recoverable.
•Our balance sheet includes $782.8 million of billed, billable and unbilled accounts receivable, net of allowance for credit losses. Beginning October 1, 2020, we have evaluated credit risk under ASC Topic 326; as further described below. Credit risk has not historically been significant to our business due to the nature of our customers. During the three months ended December 31, 2020, we recorded changes to our estimated credit losses of $0.6 million.
•As disclosed in "Note 3. Revenue Recognition," revenue for some of our employment services contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve. Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock during fiscal year 2020 and remain disrupted.
•Many of our contracts in the United States are cost-plus contracts, where we are reimbursed for costs that are allowable, allocable and reasonable. Due to the global pandemic, we are incurring incremental and unusual costs, including additional sick pay and idle labor for employees who are unable to perform services due to their health issues, child care issues, or physical restrictions imposed on their workplace. Although the U.S. Federal Government, which provides the majority of our cost-plus contracts, has provided regular guidance, there is some uncertainty within other contracts as to recoverable costs.

Changes in financial reporting
In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. Costs capitalized under this guidance will be expensed over the term of the cloud computing arrangement. We adopted this guidance on October 1, 2020, using a prospective approach.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. This update replaces the existing incurred loss impairment model with an expected loss model. We adopted this guidance on October 1, 2020, with no material impact to our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This standard will not change the manner in which we would identify a goodwill impairment but would change any subsequent calculation of an impairment charge. We adopted this standard on October 1, 2020. The effect of this new standard will depend upon the outcome of future goodwill impairment tests.
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

2. Segment Information
We conduct our operations through three business segments: U.S. Services, U.S. Federal Services, and Outside the U.S.
•Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. The segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the government's COVID-response efforts. We also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.
•Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. The segment recently expanded its clinical offerings in public health with new work supporting the Federal Government's COVID-response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline, an outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID test result, and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.
•Our Outside the U.S. Segment provides business process services (BPS) solutions for international governments and commercial clients. These services include health and disability assessments, program administration for employment services and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.
Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.

	Three Months Ended December 31,
(in thousands)	2020	% (1)	2019	% (1)
Revenue:
U.S. Services	$384,934		$312,281
U.S. Federal Services	405,245		366,571
Outside the U.S.	155,375		139,377
Total	$945,554		$818,229
Gross profit:
U.S. Services	$99,002	25.7%	$89,590	28.7%
U.S. Federal Services	82,496	20.4%	70,821	19.3%
Outside the U.S.	24,557	15.8%	15,039	10.8%
Total	$206,055	21.8%	$175,450	21.4%
Selling, general & administrative expense:
U.S. Services	$37,456	9.7%	$31,398	10.1%
U.S. Federal Services	52,252	12.9%	39,239	10.7%
Outside the U.S.	20,032	12.9%	16,053	11.5%
Other (2)	2,227	NM	537	NM
Total	$111,967	11.8%	$87,227	10.7%
Operating income:
U.S. Services	$61,546	16.0%	$58,192	18.6%
U.S. Federal Services	30,244	7.5%	31,582	8.6%
Outside the U.S.	4,525	2.9%	(1,014)	(0.7)%
Amortization of intangible assets	(6,516)	NM	(9,088)	NM
Acquisition-related expenses	(1,873)	NM	—	NM
Other (2)	(354)	NM	(537)	NM
Total	$87,572	9.3%	$79,135	9.7%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”

(2) Other selling, general, and administrative expenses includes credits and costs that are not allocated to a particular segment.

Identifiable assets for the segments are shown below:

(in thousands)	December 31, 2020	September 30, 2020
U.S. Services	$729,573	$702,728
U.S. Federal Services	889,220	937,477
Outside the U.S.	228,779	224,532
Corporate	218,661	159,965
Total	$2,066,233	$2,024,702

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
Disaggregation of revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results which is further discussed in "Note 2. Segment Information."
By operating segment and service

	Three Months Ended December 31,
(in thousands)	2020	2019
Program administration	$293,844	$236,907
Assessments and appeals	32,615	33,831
Workforce and children services	47,821	29,386
Other	10,654	12,157
Total U.S. Services	$384,934	$312,281

Program administration	$327,790	$281,688
Technology solutions	34,664	43,606
Assessments and appeals	42,791	41,277
Total U.S. Federal Services	$405,245	$366,571

Workforce and children services	$77,462	$57,239
Assessments and appeals	53,123	62,643
Program administration	23,056	17,094
Other	1,734	2,401
Total Outside the U.S.	$155,375	$139,377

Total revenue	$945,554	$818,229

By contract type

	Three Months Ended December 31,
(in thousands)	2020	2019
Performance-based	$293,960	$292,758
Cost-plus	384,483	362,811
Fixed price	120,777	119,216
Time and materials	146,334	43,444
Total revenue	$945,554	$818,229

By customer type

	Three Months Ended December 31,
(in thousands)	2020	2019
New York State government agencies	$75,356	$97,223
Other U.S. state government agencies	312,758	209,886
Total U.S. state government agencies	388,114	307,109

United States Federal Government agencies	385,573	351,833
International government agencies	147,342	130,816
Other, including local municipalities and commercial customers	24,525	28,471
Total revenue	$945,554	$818,229

By geography

	Three Months Ended December 31,
(in thousands)	2020	2019
United States	$790,179	$678,852
United Kingdom	64,786	73,002
Australia	55,932	37,435
Rest of world	34,657	28,940
Total revenue	$945,554	$818,229

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
•Some of our contracts, notably our employment services contracts in the Outside the U.S. Segment, include payments for desired outcomes, such as job placement and job retention and these outcome payments occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.

Of our revenue for the three months ended December 31, 2020, approximately $14.0 million was from cash payments made to us prior to October 1, 2020. For the three months ended December 31, 2019, we recognized revenue of $18.0 million from payments made prior to October 1, 2019.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Organization and Basis of Presentation," the calculation of these estimates has been complicated by the COVID pandemic, which has reduced our ability to use past results to estimate future performance.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract, and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID pandemic. For our existing program participants, many employment opportunities have been terminated or are no longer available. Our volume of new program participants is beginning to increase as governments shift their focus to tackling the residual impacts of the pandemic such as the economy and unemployment, particularly in those countries where the pandemic has stabilized and economies are beginning to reopen. However, it is unclear as to when employers will begin filling roles in industries that remain curtailed. In some cases, we anticipate that we may be unable to place individuals in employment in the short-term.
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
Where we make changes to our estimates, these are recognized on a cumulative catch-up basis. In the three months ended December 31, 2020, we reported a benefit to revenue of $10.2 million and a benefit to diluted earnings per share of $0.12 from changes in estimates. The corresponding change in fiscal year 2020 was a decline of $1.4 million.
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

	Three Months Ended December 31,
(in thousands)	2020	2019
Deferred contract cost capitalization	$2,491	$1,300
Deferred contract cost amortization	2,287	2,200
This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
Remaining performance obligations
At December 31, 2020, we had approximately $400 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 55% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended December 31,
(shares in thousands)	2020	2019
Basic weighted average shares outstanding	62,038	64,597
Dilutive effect of unvested RSUs	97	161
Denominator for diluted earnings per share	62,135	64,758

Our dilutive earnings per share for the three months ended December 31, 2020 and 2019, excludes any effect from approximately 0.6 million and 0.3 million unvested restricted stock units, respectively, as adding them to our calculation would be antidilutive.

5. Business combinations
InjuryNet Australia Pty Limited
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited (InjuryNet) for an estimated purchase price of $4.4 million ($6.7 million Australian Dollars), which included acquisition-related contingent consideration estimated at $2.1 million ($3.1 million Australian Dollars) based upon future earnings. The purchase price was subject to adjustment for a working capital true-up and acquisition-related contingent consideration. InjuryNet provides workplace medical services in Australia. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed, with the exception of matters related to taxation. We recorded estimated goodwill and intangible assets of $2.6 million and $0.9 million, respectively, related to the acquisition.
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

6. Leases
Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue." Facilities and equipment which serve management and support functions are expensed through "selling, general and administrative expenses." Costs recorded in the three months ended December 31, 2020 and 2019, are summarized below.

	Three Months Ended December 31,
(in thousands)	2020	2019
Operating lease cost	$27,734	$25,250
Short-term lease cost	1,889	2,110
Variable lease cost	3,015	3,334
Total operating lease costs	$32,638	$30,694

Future minimum lease payments for noncancelable operating leases as of December 31, 2020, are shown below.

(in thousands)	Office space	Equipment	Total
For the years ended September 30
Remainder of 2021	$52,375	$6,661	$59,036
2022	56,388	3,701	60,089
2023	31,731	537	32,268
2024	14,715	54	14,769
2025	9,788	9	9,797
Thereafter	2,219	—	2,219
Total minimum lease payments	$167,216	$10,962	$178,178
Less: imputed interest	(9,748)	(270)	(10,018)
Total lease liabilities	$157,468	$10,692	$168,160

Other information related to leases was as follows:

December 31, 2020
Weighted average remaining lease term (in years)	2.8
Weighted average incremental borrowing rate	3.81%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
(in thousands)	2020	2019
Cash payments included in the measurement of lease liabilities	$28,513	$28,100
Operating lease liabilities arising from new or remeasured right-of-use assets	9,004	17,300

7. Supplemental Disclosures
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the three months ended December 31, 2020, we purchased approximately 52,000 of our common shares at a cost of $3.4 million. During the three months ended December 31, 2019, we purchased approximately 26,000 common shares at a cost of $1.9 million. At December 31, 2020, $146.7 million remained available for future stock repurchases.
During the three months ended December 31, 2020, we granted approximately 257,000 restricted stock units (RSUs) to our employees. Most of these awards will vest ratably over four years, as opposed to five years in previous years. In addition, we awarded approximately 85,000 performance stock units in the three months ended December 31, 2020, to certain executives that will vest at the end of a three-year performance period with the actual number of vested units dependent upon the Company's achievement of certain performance targets.

Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets (Level 1), and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At December 31, 2020, the deferred compensation plan held $26.1 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our debt balances are principally from credit facilities which can be utilized and repaid as required and whose rates are based upon prevailing market conditions; accordingly, we believe the balance disclosed approximates the fair value. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before December 31, 2020. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card, or letter of credit arrangements, or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other current assets" on our consolidated balance sheets and is included within "cash, cash equivalents, and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(in thousands)	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$132,597	$71,737	$149,515
Restricted cash (recorded within "prepaid expenses and other current assets")	17,221	16,824	11,434
Cash, cash equivalents, and restricted cash	$149,818	$88,561	$160,949

During each of the three months ended December 31, 2020 and 2019, we made interest payments of $0.2 million.
During the three months ended December 31, 2020 and 2019, we made income tax payments of $4.1 million and $6.3 million, respectively.

8. Litigation
We are subject to audits, investigations and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the United States Federal Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

9. Subsequent Events
On January 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on February 26, 2021, to shareholders of record on February 12, 2021. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17 million.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, our Consolidated Financial Statements and related Notes included both herein and in our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 19, 2020.

Business Overview
We are a U.S.-based global company with approximately 34,000 employees dedicated to helping governments on four continents administer their health and human services programs. We help people connect to and interact with vital government programs so that they receive the necessary support they are eligible to receive. The demand for the provision of these services is driven by numerous factors including aging populations with complex health care needs; rising living standards in emerging markets creating new demands for our services; growing complexity of programs, such as evolving eligibility requirements; the creation of new programs and initiatives such as long-term services and support, and the urgent need to support a surge in demand to help governments respond to the public health emergency. The pandemic has required governments to implement new operational models to ensure public safety and this has led to an increased appetite for public-private partnerships due to availability of increased flexibility, scalability, and accountability, particularly in a time when government customers are looking for ways to dramatically increase services to meet the surging demand and subsequent strain on their agencies.
Maximus operates in a sector with relatively few environmental and social-issue risks but many opportunities, particularly ones that enable us to improve the lives of individuals and families, and provide meaningful opportunities to our employees. We run programs that connect people with disabilities and long-term health conditions to sustainable, long-term employment and we help people, including many of society's most vulnerable populations, access, connect to, and use government benefit programs, such as Medicaid and Medicare.
2020 was an unprecedented year for the world as a result of the Coronavirus (COVID) global pandemic, and Maximus experienced both favorable and unfavorable impacts as a result. Underscoring the importance of the services we provide, many of our U.S. contracts were designated as ‘‘essential’’ by government agencies in the midst of COVID. Continued operations of these programs ensure vulnerable individuals and families can access vital healthcare and safety-net services during these uncertain times.
Our primary objective amidst this pandemic is to protect our employees while ensuring global business continuity of our essential services to help vulnerable individuals and taking responsible action to stop the virus from spreading further. The safety and well-being of our employees are paramount, and we made several sweeping changes to better serve our employees.
Some of the programs we support experienced temporary changes at the direction of our customers which reduced volume, revenue and profit on certain large programs due to the pandemic. However, we have also been successful in winning new contracts tied to the urgent need to support public health initiatives such as contact tracing, disease investigation, unemployment insurance programs, and supporting efforts around vaccine administration, scheduling, and registration to help governments slow the spread of the COVID pandemic. The individuals and families served under these programs are those considered some of the most vulnerable to COVID, and we believe our operations support programs that are essential for their safety and well-being.
Acquisitions
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge and client relationships into adjacent markets and new geographies. In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology. This acquisition, coupled with our 2015 acquisition of Acentia, LLC, has provided scale, customer base and competitive advantages in our business with the United States Federal Government. In fiscal year 2020, we acquired InjuryNet in Australia and Index Root in South Korea, which we integrated into our Outside the U.S. Segment. These acquisitions supplement our existing businesses in this segment.

Financial Overview
Our results for the first quarter of fiscal year 2021 were affected by the following factors:

•We experienced organic revenue growth across all segments. Much of this work is principally driven from new services we performed to assist governments in the U.S. in their COVID-response efforts and increased seasonal volumes in employment services and job seeker support in Australia. The COVID-response work in the U.S.contributed approximately $160 million of revenue. We anticipate that COVID-response related revenue will be between $425 million and $475 million for the full fiscal year 2021.
•The COVID pandemic continued to have an unfavorable impact on some of our core U.S.-based programs where our customers instituted temporary changes to ensure that individuals and families retained access to vital services. This resulted in reduced volumes, leading to declines in revenue and profits within our core business.
•Our Outside the U.S. Segment experienced growth in the first quarter due to an increased seasonal need and pent-up demand for our role to support more people into employment opportunities, primarily in Australia.
•As the pandemic subsides and restrictions are lifted, we anticipate that many of our programs which have suffered reduced volumes will return to their historical levels while our short-term COVID-response work will decline. The timing of both the upside and downside of this remains uncertain. Our assumptions are subject to changes as we understand more about the duration of the pandemic and related regulations, the recovery pattern of our core programs, the effects of budget challenges, and other changes in policies or legislation.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended December 31,
(dollars in thousands, except per share data)	2020	2019
Revenue	$945,554	$818,229
Cost of revenue	739,499	642,779
Gross profit	206,055	175,450
Gross profit percentage	21.8%	21.4%
Selling, general and administrative expenses	111,967	87,227
Selling, general and administrative expense as a percentage of revenue	11.8%	10.7%
Amortization of intangible assets	6,516	9,088
Operating income	87,572	79,135
Operating income percentage	9.3%	9.7%
Interest expense	206	484
Other (expense)/income, net	(775)	719
Income before income taxes	86,591	79,370
Provision for income taxes	22,514	20,636
Effective income tax rate	26.0%	26.0%
Net income	$64,077	$58,734
Basic earnings per share	$1.03	$0.91
Diluted earnings per share	$1.03	$0.91

Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail.

Changes in revenue, cost of revenue and gross profit for the three months ended December 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended December 31, 2019	$818,229		$642,779		$175,450
Effect of Census Questionnaire Assistance 2020 (CQA) contract	(9,633)	(1.2)%	(12,736)	(2.0)%	3,103	1.8%
Organic effect	128,754	15.7%	102,633	16.0%	26,121	14.9%
Net acquired growth/(decline)	2,352	0.3%	2,439	0.4%	(87)	—%
Currency effect compared to the prior period	5,852	0.7%	4,384	0.7%	1,468	0.8%
Three months ended December 31, 2020	$945,554	15.6%	$739,499	15.0%	$206,055	17.4%

Our cost of revenue includes direct costs related to labor, subcontractor labor, outside vendors, rent, and other direct costs.
Selling, general and administrative expense (SG&A) consists of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the United States Federal Government and many states, we allocate these costs using a methodology driven by the Federal Cost Accounting Standards.
Our SG&A expense has increased year-over-year due primarily to:
•approximately $5.4 million of severance expenses in the United States, which is expected to provide a benefit for the remainder of the fiscal year;
•information technology initiatives, including migration of data to the cloud;
•additional costs to address the COVID pandemic;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity; and
•increases in our scope of operations, which increases our administrative base.

Other expense/income, net included expenses incurred from foreign currency fluctuations on intercompany loans.
Our effective income tax rate for the three months ended December 31, 2020 and 2019, was 26.0% for both periods. Our expectations for the effective income tax rate for the full fiscal year 2021 is between 25.75% and 26.5%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments work and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. The segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the government's COVID-response efforts. We also successfully expanded into the unemployment insurance market as Maximus supported more than 15 states in their unemployment insurance programs.

	Three Months Ended December 31,
(dollars in thousands)	2020	2019
Revenue	$384,934	$312,281
Cost of revenue	285,932	222,691
Gross profit	99,002	89,590
Operating income	61,546	58,192
Gross profit percentage	25.7%	28.7%
Operating income percentage	16.0%	18.6%

Our revenue and cost of revenue for the three month period ended December 31, 2020, increased 23% and 28%, respectively, compared to the same period in fiscal year 2020. All growth was organic.
A number of positive and negative factors impacted this segment during the three months ended December 31, 2020.
•We received approximately $114 million of short term revenue from assisting our customers with COVID related administration.
•We continue to be impacted by temporary program changes that were implemented at the direction of our customers which has resulted in lower volumes on some of our core, performance-based programs, which results in lower revenues and profit. In particular, many states have paused Medicaid redeterminations as a condition for receiving enhanced U.S. Federal matching funds which ensures continued access to vital healthcare services. In many cases, redeterminations provide a significant part of our activity within volume-based contracts.
We anticipate operating income margins for the full fiscal year 2021 will be between 16.5% and 17.5%. Our customers in this segment are typically U.S. state governments, who have seen increases in the demand for the vital social services that we administer while also experiencing a significant reduction in their tax revenues. Although this may provide additional opportunities for us, we face the risk that many of our customers may face cash shortfalls from reduced income tax receipts, resulting in potential budgetary pressures and delayed payments.
U.S. Federal Services Segment
Our U.S. Federal Services Segment provides program administration, appeals and assessments services and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. Recently, the segment expanded its clinical offerings in public health with new work supporting the Federal Government's COVID-response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline, an outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID test result and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.

	Three Months Ended December 31,
(dollars in thousands)	2020	2019
Revenue	$405,245	$366,571
Cost of revenue	322,749	295,750
Gross profit	82,496	70,821
Operating income	30,244	31,582
Gross profit percentage	20.4%	19.3%
Operating income percentage	7.5%	8.6%

Changes in revenue, cost of revenue, and gross profit for the three months ended December 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended December 31, 2019	$366,571		$295,750		$70,821
Effect of CQA contract	(9,633)	(2.6)%	(12,736)	(4.3)%	3,103	4.4%
Organic growth from other contracts	49,415	13.5%	40,560	13.7%	8,855	12.5%
Disposal of business	(1,108)	(0.3)%	(825)	(0.3)%	(283)	(0.4)%
Three months ended December 31, 2020	$405,245	10.6%	$322,749	9.1%	$82,496	16.5%

Our revenue and cost of revenue for the three month period ended December 31, 2020, increased 11% and 9.1%, respectively, compared to the same period in fiscal year 2020.
•The CQA contract provided approximately $60 million of revenue during the first quarter of fiscal year 2021. The contract was ramping up operations in the first quarter of fiscal year 2020; operations are winding down in the first quarter of fiscal year 2021.
•We estimated that our incremental revenue from assisting the U.S. Federal Government with its COVID-response was $46 million.
•Our business realized higher revenues from short-term work but also experienced lower margins due to reduced volumes on performance-based contracts, such as independent medial reviews for worker's compensation programs that declined sharply since the onset of the pandemic.
•Operating margin also declined due to increased spending on business development and selling activities.
•In fiscal year 2020, we disposed of a small business to eliminate a perceived conflict of interest.
We anticipate operating income margins for the full fiscal year 2021 will be between 6% and 7% as the CQA contract ramps down.

Outside the United States Segment
Our Outside the U.S. Segment provides business process services (BPS) solutions for international governments and commercial clients. These services include health and disability assessments, program administration for employment services and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

	Three Months Ended December 31,
(dollars in thousands)	2020	2019
Revenue	$155,375	$139,377
Cost of revenue	130,818	124,338
Gross profit	24,557	15,039
Operating income/(loss)	4,525	(1,014)
Gross profit percentage	15.8%	10.8%
Operating income/(loss) percentage	2.9%	(0.7)%

Changes in revenue, cost of revenue, and gross profit for the three months ended December 31, 2020, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended December 31, 2019	$139,377		$124,338		$15,039
Organic growth/(decline)	6,686	4.8%	(1,168)	(0.9)%	7,854	52.2%
Acquired growth	3,460	2.5%	3,264	2.6%	196	1.3%
Currency effect compared to the prior period	5,852	4.2%	4,384	3.5%	1,468	9.8%
Three months ended December 31, 2020	$155,375	11.5%	130,818	5.2%	24,557	63.3%

This segment has seen organic growth in revenue and profit, as well as acquired growth and currency benefits during fiscal year 2021.
Much of our revenue growth stems from our employment services contracts, where we earn revenue based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals whom we anticipate reaching these milestones. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. As the effects of the COVID pandemic became clear during the second quarter of fiscal year 2020, our revenue was significantly tempered as unemployment rose and available employment opportunities declined. As the pandemic and related restrictions decline, we would anticipate seeing strong demand for our employment services.
In the first quarter of fiscal year 2021, we experienced an increase in revenue and profit in Australia driven by a temporary, spike in demand for qualified job seekers in retail and travel related industries during the holiday season. The prior-year period was tempered by the bush fires in Australia.
Our estimates of the number of outcomes we anticipate to achieve and the time we expect to achieve those outcomes impact the revenue recognized in the current period. These estimates are based upon our current expectations as to how the effects of the pandemic, including regulations adopted by governments and employment practices adopted by employers, will progress. We have typically based our estimates on historical performance. The effects of COVID have limited the extent to which we can rely upon historical performance and, accordingly, our revenue may be more volatile than we have previously experienced.

Our acquired growth is from the acquisition of InjuryNet in Australia in February 2020 and Index Root in South Korea in August 2020.
The weakening of the United States Dollar against the currencies in which we do business outside the U.S. has resulted in year-over-year growth in our revenue and costs.

As pandemic restrictions ease and economies emerge from the pandemic-related lockdowns, we anticipate robust markets for our employment services and a return to pre-pandemic levels for our health assessments services. We have also identified new work opportunities which, as is typical in this business, are likely to generate up-front losses as the programs ramp up. We anticipate operating margins for this segment to be in a loss position in the second quarter of fiscal year 2021, with steady improvements through the remainder of the fiscal year. We expect that the segment will be approximately breakeven for the full fiscal year 2021.

Liquidity and Capital Resources
Our principal source of liquidity remains our cash flows from operations. We continue to experience some delays in payments from our customers in addition to the operational challenges we are facing on our contracts. We continue to generate cash flows to fund operations, capital expenditures, and our dividend program. At December 31, 2020, we had approximately $132.6 million in unrestricted cash and $400 million of liquidity available on our corporate credit facility and capacity on smaller credit facilities worldwide.

We have no requirement to remit funds from our foreign locations to the United States. The Tax Cuts and Jobs Act in the United States enabled us and continues to enable us to transfer cash from our foreign locations on a tax-free basis. We will continue to explore opportunities to remit additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States.
Cash Flows
The following table provides a summary of our cash flow information for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
(in thousands)	2020	2019
Net cash from/(used in):
Operations	$98,115	$87,267
Investing activities	(9,253)	(10,462)
Financing activities	(31,487)	(33,800)
Effect of exchange rate changes on cash and cash equivalents	3,882	1,452
Net increase in cash, cash equivalents, and restricted cash	$61,257	$44,457

Our cash flows from operations increased compared to fiscal year 2020 due to the increase in our operating income and the timing of our cash collections. As we anticipated, our DSO improved from September 30, 2020, but is still being impacted, as compared to December 31, 2019, due to U.S. state governments delaying payments to assist their cash flows.

(in days)	Days Sales Outstanding
September 30, 2019	72
December 31, 2019	71
September 30, 2020	77
December 31, 2020	75
Target Range	65 - 80

Cash used in investing activities for the three months ended December 31, 2020, was $9.3 million, principally for capital expenditures to support operations.
Cash used in financing activities in the three months ended December 31, 2020, was $31.5 million, compared to $33.8 million of cash used in the comparative period. Financing activities in both periods remained consistent consisting primarily of our cash dividends and tax withholdings on restricted stock units vesting.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Three Months Ended December 31,
(in thousands)	2020	2019
Cash flows from operations	$98,115	$87,267
Purchases of property and equipment and capitalized software costs	(9,094)	(10,487)
Free cash flow - non-GAAP	$89,021	$76,780

Critical Accounting Policies and Estimates
As of December 31, 2020, there have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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

Non-GAAP Measures
We utilize non-GAAP measures where we believe it will assist the user of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operations, or net income as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
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

In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We will identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We will identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results excluding transactions from acquisitions or disposals to our prior fiscal year results.
Our results in fiscal year 2020 included a significant benefit from the CQA contract as the U.S. Federal Government completed its census. As the pattern of revenue from this contract is significant and non-recurring, we have identified the revenue and related costs and excluded them from the organic growth calculation above. We believe that it is helpful to our investors to understand the effect of this contract on our results.
In order to sustain our cash flows from operations, we require regular refreshing of our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company’s operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our own common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operations to free cash flow.
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

	Three Months Ended December 31,		Trailing Twelve Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Net income	$64,077	$58,734	$219,852	$243,645
Interest expense/(income), net	162	(118)	1,580	650
Provision of income taxes	22,514	20,636	74,431	77,628
Amortization of intangible assets	6,516	9,088	33,062	36,684
Stock compensation expense	6,062	5,397	24,373	21,200
Acquisition-related expenses	1,873	—	6,494	1
Gain on sale of a business	—	—	(1,718)	—
Adjusted EBITA - non-GAAP	$101,204	$93,737	$358,074	$379,808
Depreciation and amortization of property, plant, equipment and capitalized software	11,817	15,318	61,026	56,491
Adjusted EBITDA - non-GAAP	$113,021	$109,055	$419,100	$436,299

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At December 31, 2020, and September 30, 2020, we held net assets denominated in currencies other than the U.S. Dollar of $162.3 million and $164.6 million, respectively. Of these balances, cash and cash equivalents comprised $78.2 million and $45.0 million, respectively. Included within our net assets held in international currency are assets that we consider to be monetary assets; those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt. At December 31, 2020, the net value of these assets and liabilities was $54.0 million.
In the event of a 10% unfavorable exchange rate movement across currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement.

(in thousands)	December 31, 2020	September 30, 2020
Comprehensive income attributable to Maximus	$(16,230)	$(16,460)
Net decrease in cash and cash equivalents	(7,823)	(4,500)

Where possible, we identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate much of our foreign currency exchange risks by incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving corporate credit facility and other borrowings. Our interest rate for the revolving corporate credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at December 31, 2020, was 0.14%. We had no borrowings under the corporate credit facility at December 31, 2020. The outstanding debt at December 31, 2020, of $32.6 million, was comprised of borrowings in foreign locations. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure.

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

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings.
Refer to our disclosures included in "Note 8. Litigation" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2020, should be considered. The risks included in those filings could materially and adversely affect our business, financial condition, and results of operations.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table sets forth the information required regarding purchases of common stock that we made during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
October 1, 2020 — October 31, 2020	51,735		$64.98	51,735	$146,665
November 1, 2020 — November 30, 2020	—		—	—	146,665
December 1, 2020 — December 31, 2020	—		—	—	146,665
Total	51,735	—		51,735

______________________________________________
(1)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock. The resolution also authorized the use of option exercise proceeds for the purchase of our common stock.

Item 6.                       Exhibits.

Exhibit No.		Description

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101		The following materials from the Maximus, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements. Filed electronically herewith.

104		Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101)
_____________________________________________________
s    Filed herewith.
❖    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maximus, Inc.

Date: February 4, 2021	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)