Form 10-Q
period 2021-03-31
MAXIMUS, INC.
filed 2021-05-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
OR
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

As of May 3, 2021, there were 61,471,783 shares of the registrant’s common stock (no par value) outstanding.

Maximus, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, or the impact of the coronavirus (COVID-19) global pandemic are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•matters related to business we disposed of or divested; and
•other factors set forth in Item 1A of this Quarterly Report on Form 10-Q and in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 19, 2020.
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Maximus, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue	$959,280	$818,135	$1,904,834	$1,636,364
Cost of revenue	728,622	665,037	1,468,121	1,307,816
Gross profit	230,658	153,098	436,713	328,548
Selling, general, and administrative expenses	112,402	106,853	224,369	194,080
Amortization of intangible assets	5,070	8,934	11,586	18,022
Operating income	113,186	37,311	200,758	116,446
Interest expense	756	465	962	949
Other (expense)/income, net	(520)	573	(1,295)	1,292
Income before income taxes	111,910	37,419	198,501	116,789
Provision for income taxes	31,296	9,769	53,810	30,405
Net income	$80,614	$27,650	$144,691	$86,384
Basic earnings per share	$1.30	$0.43	$2.33	$1.34
Diluted earnings per share	$1.29	$0.43	$2.33	$1.34
Dividends paid per share	$0.28	$0.28	$0.56	$0.56
Weighted average shares outstanding:
Basic	62,026	63,934	62,022	64,264
Diluted	62,294	64,125	62,212	64,446

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$80,614	$27,650	$144,691	$86,384
Foreign currency translation adjustments	770	(11,629)	7,693	(4,736)
Comprehensive income	$81,384	$16,021	$152,384	$81,648

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,683	$71,737
Accounts receivable — billed and billable, net of allowance of $6,821 and $6,051	582,474	622,871
Accounts receivable — unbilled	177,938	163,332
Income taxes receivable	1,685	2,075
Prepaid expenses and other current assets	68,357	72,543
Total current assets	932,137	932,558
Property and equipment, net	62,087	66,721
Capitalized software, net	45,351	38,033
Operating lease right-of-use assets	176,826	177,159
Goodwill	899,796	593,129
Intangible assets, net	240,463	145,893
Deferred contract costs, net	30,309	20,891
Deferred compensation plan assets	43,747	36,819
Deferred income taxes	222	1,915
Other assets	10,457	11,584
Total assets	$2,441,395	$2,024,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$278,629	$253,338
Accrued compensation and benefits	124,279	137,101
Deferred revenue	61,475	51,655
Income taxes payable	8,051	5,377
Current portion of long-term debt and other borrowings	16,551	10,878
Operating lease liabilities	79,430	80,748
Other current liabilities	25,309	22,071
Total current liabilities	593,724	561,168
Deferred revenue, less current portion	32,926	27,311
Deferred income taxes	31,044	24,737
Long-term debt, less current portion	250,601	18,017
Deferred compensation plan liabilities, less current portion	44,076	38,654
Operating lease liabilities, less current portion	110,124	104,011
Other liabilities	8,995	8,985
Total liabilities	1,071,490	782,883
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 61,472 and 61,504 shares issued and outstanding at March 31, 2021, and September 30, 2020, respectively	528,205	513,959
Accumulated other comprehensive loss	(34,945)	(42,638)
Retained earnings	876,645	770,498
Total shareholders' equity	1,369,905	1,241,819
Total liabilities and shareholders' equity	$2,441,395	$2,024,702

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operations:
Net income	$144,691	$86,384
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	22,835	31,218
Amortization of intangible assets	11,586	18,022
Deferred income taxes	7,951	3,038
Stock compensation expense	13,479	11,800
Change in assets and liabilities, net of effects of business combinations
Accounts receivable — billed and billable	83,711	(52,870)
Accounts receivable — unbilled	(13,494)	2,289
Prepaid expenses and other current assets	8,074	4,262
Deferred contract costs	(9,184)	(497)
Accounts payable and accrued liabilities	12,395	22,322
Accrued compensation and benefits	(16,761)	3,839
Deferred revenue	13,296	5,300
Income taxes	3,230	(27,706)
Operating lease right-of-use assets and liabilities	(414)	166
Other assets and liabilities	(1,697)	1,705
Cash flows from operations	279,698	109,272
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(23,584)	(19,122)
Acquisitions of businesses, net of cash acquired	(413,940)	(2,551)
Other	—	98
Cash used in investing activities	(437,524)	(21,575)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(34,414)	(35,813)
Purchases of Maximus common stock	(3,363)	(166,959)
Tax withholding related to RSU vesting	(9,818)	(10,614)
Borrowings of debt	500,162	341,715
Repayment of debt	(263,838)	(191,256)
Other	(2,762)	(652)
Cash provided by/(used in) financing activities	185,967	(63,579)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,263	(1,868)
Net increase in cash, cash equivalents, and restricted cash	31,404	22,250
Cash, cash equivalents, and restricted cash, beginning of period	88,561	116,492
Cash, cash equivalents, and restricted cash, end of period	$119,965	$138,742

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2020	61,452	$520,357	$(35,715)	$813,669	$1,298,311
Net income	—	—	—	80,614	80,614
Foreign currency translation	—	—	770	—	770
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	431	—	(431)	—
Stock compensation expense	—	7,417	—	—	7,417
RSUs vested	20	—	—	—	—
Balance at March 31, 2021	61,472	$528,205	$(34,945)	$876,645	$1,369,905

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$1,241,819
Net income	—	—	—	144,691	144,691
Foreign currency translation	—	—	7,693	—	7,693
Cash dividends	—	—	—	(34,414)	(34,414)
Dividends on RSUs	—	767	—	(767)	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	(3,363)
Stock compensation expense	—	13,479	—	—	13,479
RSUs vested	20	—	—	—	—
Balance at March 31, 2021	61,472	$528,205	$(34,945)	$876,645	$1,369,905

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at December 31, 2019	63,953	$504,184	$(38,487)	$833,308	$1,299,005
Net income	—	—	—	27,650	27,650
Foreign currency translation	—	—	(11,629)	—	(11,629)
Cash dividends	—	—	—	(17,900)	(17,900)
Dividends on RSUs	—	436	—	(436)	—
Purchases of Maximus common stock	(2,741)	—	—	(165,061)	(165,061)
Stock compensation expense	—	6,403	—	—	6,403
RSUs vested	101	—	—	—	—
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$1,138,468

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	86,384	—	86,384
Foreign currency translation	—	—	(4,736)	—	—	(4,736)
Cash dividends	—	—	—	(35,813)	(409)	(36,222)
Dividends on RSUs	—	790	—	(790)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	11,800	—	—	—	11,800
RSUs vested	101	—	—	—	—	—
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$—	$1,138,468

See notes to unaudited consolidated financial statements.

Maximus, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Months Ended March 31, 2021 and 2020

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation are included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2020, has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
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
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The economic and political effects of the coronavirus (COVID-19) global pandemic increase uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than has been the case in the past.
•Our balance sheet includes goodwill valued at $899.8 million. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2020, using a qualitative assessment. There has been no indication of impairment of any reporting unit at this time or since.
•Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives but are subject to impairment if events indicate that the carrying amounts may not be recoverable. At this time, there are no balances which we believe are not recoverable.
•Included within our long-lived assets are $240.5 million of intangible assets, which have been acquired through business combinations. We use judgment in identifying, valuing, and assigning a useful economic life to assets as they are acquired. The judgments required vary with the type of asset but may include projections of future results, estimated costs to recreate or replace assets, the cost of utilizing other, similar assets provided by a third party and an appropriate cost of capital. Where appropriate, we utilize the services of a third-party specialist to assist us in these valuations.
•Our balance sheet includes $760.4 million of billed, billable and unbilled accounts receivable, net of allowance for credit losses. Beginning October 1, 2020, we have evaluated credit risk under ASC Topic 326, as further described below. Credit risk has not historically been significant to our business due to the nature of our customers. During the three and six months ended March 31, 2021, we recorded changes to our estimated credit losses of $0.3 million and $0.9 million, respectively.
•As disclosed in "Note 3. Revenue Recognition," revenue for some of our employment services contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve. Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock during fiscal year 2020 due to COVID-19, which resulted in significant reductions in work performed and outcomes reached. Although we are seeing recovery in fiscal year 2021, this revenue remains subject to volatility.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update introduces a new model for recognizing credit losses on financial instruments, including losses on accounts receivable. This update replaced the existing incurred loss impairment model with an expected loss model. We adopted this guidance on October 1, 2020, with no material impact to our financial statements.
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
•Our U.S. Services Segment provides a variety of business process services (BPS) such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. The segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. We also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.
•Our U.S. Federal Services Segment provides program administration, appeals and assessments services, and technology solutions, including system and application development, modernization, and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. The segment recently expanded its clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline, an outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result, and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.
•Our Outside the U.S. Segment provides BPS for international governments and commercial clients. These services include health and disability assessments, program administration for employment services, and other job seeker related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance

British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.
Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.

	Three Months Ended March 31,				Six Months Ended March 31,
(in thousands)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Revenue:
U.S. Services	$448,215		$308,698		$833,149		$620,979
U.S. Federal Services	330,136		393,391		735,381		759,962
Outside the U.S.	180,929		116,046		336,304		255,423
Total	$959,280		$818,135		$1,904,834		$1,636,364
Gross profit:
U.S. Services	$119,440	26.6%	$85,454	27.7%	$218,442	26.2%	$175,044	28.2%
U.S. Federal Services	74,133	22.5%	76,958	19.6%	156,629	21.3%	147,779	19.4%
Outside the U.S.	37,085	20.5%	(9,314)	(8.0)%	61,642	18.3%	5,725	2.2%
Total	$230,658	24.0%	$153,098	18.7%	$436,713	22.9%	$328,548	20.1%
Selling, general & administrative expense:
U.S. Services	$36,593	8.2%	$39,239	12.7%	$74,049	8.9%	$70,637	11.4%
U.S. Federal Services	50,978	15.4%	46,726	11.9%	103,230	14.0%	85,965	11.3%
Outside the U.S.	22,013	12.2%	17,404	15.0%	42,045	12.5%	33,457	13.1%
Other (2)	2,818	NM	3,484	NM	5,045	NM	4,021	NM
Total	$112,402	11.7%	$106,853	13.1%	$224,369	11.8%	$194,080	11.9%
Operating income:
U.S. Services	$82,847	18.5%	$46,215	15.0%	$144,393	17.3%	$104,407	16.8%
U.S. Federal Services	23,155	7.0%	30,232	7.7%	53,399	7.3%	61,814	8.1%
Outside the U.S.	15,072	8.3%	(26,718)	(23.0)%	19,597	5.8%	(27,732)	(10.9)%
Amortization of intangible assets	(5,070)	NM	(8,934)	NM	(11,586)	NM	(18,022)	NM
Other (2)	(2,818)	NM	(3,484)	NM	(5,045)	NM	(4,021)	NM
Total	$113,186	11.8%	$37,311	4.6%	$200,758	10.5%	$116,446	7.1%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) Other selling, general, and administrative expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed. Our results for the three and six months ended March 31, 2021, included $2.5 million and $4.3 million, respectively, of expenses relating to the acquisitions of Attain, LLC, and VES Group, Inc., as well as the benefit of a reversal of acquisition-related contingent consideration. For more information, see "Note 5. Business combinations."

Identifiable assets for the segments are shown below. Identifiable assets for U.S. Federal Services increased due to the acquisition of Attain, LLC on March 1, 2021. Refer to "Note 5. Business combinations" for details.

(in thousands)	March 31, 2021	September 30, 2020
U.S. Services	$743,791	$702,728
U.S. Federal Services	1,256,188	937,477
Outside the U.S.	253,871	224,532
Corporate	187,545	159,965
Total	$2,441,395	$2,024,702

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
By operating segment and service

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Program administration	$345,383	$236,436	$639,227	$473,343
Assessments and appeals	35,416	29,916	68,031	63,747
Workforce and children services	55,045	28,734	102,866	58,120
Other	12,371	13,612	23,025	25,769
Total U.S. Services	$448,215	$308,698	$833,149	$620,979

Program administration	$226,322	$304,367	$554,112	$586,055
Technology solutions	62,784	44,508	97,448	88,114
Assessments and appeals	41,030	44,516	83,821	85,793
Total U.S. Federal Services	$330,136	$393,391	$735,381	$759,962

Workforce and children services	$97,971	$34,683	$175,433	$91,922
Assessments and appeals	57,966	62,286	111,089	124,929
Program administration	22,932	16,945	45,988	34,039
Other	2,060	2,132	3,794	4,533
Total Outside the U.S.	$180,929	$116,046	$336,304	$255,423

Total revenue	$959,280	$818,135	$1,904,834	$1,636,364

By contract type

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Performance-based	$349,749	$275,669	$643,709	$568,427
Cost-plus	286,082	398,973	670,565	761,784
Fixed price	146,344	100,504	267,121	219,720
Time and materials	177,105	42,989	323,439	86,433
Total revenue	$959,280	$818,135	$1,904,834	$1,636,364

By customer type

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
New York State government agencies	$111,911	$100,222	$187,267	$197,445
Other U.S. state government agencies	333,786	217,195	646,544	427,081
Total U.S. state government agencies	445,697	317,417	833,811	624,526

U.S. Federal Government agencies	307,870	374,909	693,442	726,742
International government agencies	171,700	107,460	319,042	238,276
Other, including local municipalities and commercial customers	34,013	18,349	58,539	46,820
Total revenue	$959,280	$818,135	$1,904,834	$1,636,364

By geography

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
United States	$778,350	$702,089	$1,568,529	$1,380,941
United Kingdom	72,882	63,722	137,668	136,724
Australia	70,947	24,540	126,878	61,975
Rest of world	37,101	27,784	71,759	56,724
Total revenue	$959,280	$818,135	$1,904,834	$1,636,364

Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables; the liabilities are classified as deferred revenue.
In many contracts, we bill our customers on a monthly basis shortly after the month end for work performed in that month and such balances are considered collectible and are included within accounts receivable — billed and billable.
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
Of our revenue for the three and six months ended March 31, 2021, approximately $15.2 million and $29.1 million, respectively, were from cash payments made to us prior to October 1, 2020. For the three and six months ended March 31, 2020, we recognized revenue of $22.1 million and $40.1 million, respectively, from payments made prior to October 1, 2019.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Organization and Basis of Presentation," the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract, and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. As the pandemic commenced, many employment opportunities were terminated. Our volume of new program participants is beginning to increase as governments shift their focus to addressing the residual impacts of the pandemic such as the economy and unemployment, particularly in those countries where the pandemic has stabilized and economies are beginning to reopen.
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
Where we make changes to our estimates, these are recognized on a cumulative catch-up basis. In the three and six months ended March 31, 2021, we reported a benefit to revenue of $7.6 million and $16.0 million, respectively, and a benefit to diluted earnings per share of $0.09 and $0.19, respectively, from changes in estimates. The corresponding change in fiscal year 2020 was a decline of $6.3 million and $7.7 million for the three and six months ended March 31, 2020, respectively.
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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Deferred contract cost capitalization	$11,123	$2,666	$13,614	$3,995
Deferred contract cost amortization	2,143	1,321	4,430	3,497
This amortization was recorded within our "cost of revenue" on our consolidated statements of operations.

Remaining performance obligations
At March 31, 2021, we had approximately $425 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 55% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(shares in thousands)	2021	2020	2021	2020
Basic weighted average shares outstanding	62,026	63,934	62,022	64,264
Dilutive effect of unvested RSUs	268	191	190	182
Denominator for diluted earnings per share	62,294	64,125	62,212	64,446

Our diluted earnings per share for the three and six months ended March 31, 2020, excludes any effect from approximately 0.3 million and 0.3 million unvested restricted stock units, respectively, as adding them to our calculation would have been antidilutive. Our dilutive earnings per share for the three and six months ended March 31, 2021, excludes any effect from approximately 0.2 million and 0.2 million unvested restricted stock units, respectively, as adding them to our calculation would be antidilutive.

5. Business combinations
Attain, LLC
On March 1, 2021, we acquired all of the Federal division of Attain, LLC for an estimated cash purchase price of $419.9 million (the "Acquisition"). The final purchase price is subject to adjustment and is expected to be finalized during our third fiscal quarter of 2021. This business is being integrated into our U.S. Federal Services Segment and is expected to strengthen our position to further design, develop, and deliver more innovative, impactful solutions and drive automation of processes to improve citizen engagement and the delivery of critical federal programs, as well as expand our presence in the U.S. federal market. To fund the acquisition, we utilized borrowings on our corporate credit facility and cash on the consolidated balance sheet. The results of operations for the Federal division of Attain, LLC are included in the consolidated results of Maximus, Inc. starting March 1, 2021.
At this time, we are in the process of finalizing our purchase price and the valuation, as of March 1, 2021, of all acquired assets and assumed liabilities and, accordingly, the balances below represent our best estimate and are subject to change:

(in thousands)	Estimated fair value of assets and liabilities
Cash consideration, net of cash acquired	$419,864

Accounts receivable - billed, billable and unbilled	$39,274
Prepaid expenses and other current assets	1,336
Property and equipment, net	703
Operating lease right-of-use assets	25,089
Other assets	84
Intangible assets	105,000
Total identifiable assets acquired	171,486
Accounts payable and other current liabilities	28,301
Operating lease liabilities, less current portion	26,786
Net identifiable assets acquired	116,399
Goodwill	303,465
Net assets acquired	$419,864

The fair value of the goodwill is estimated to be $303.5 million. This goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities, and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.
The fair value of the intangible assets acquired is estimated to be $105.0 million, representing customer relationships. We estimated this balance using the excess earnings method (which is a Level 3 measurement within the ASC 820 fair value hierarchy) and used a number of estimates, including expected future earnings from the acquired business and an appropriate expected rate of return. We have assumed a useful economic life of ten years, representing our expectation of the period over which we will receive the benefit. Typically, our customer relationships are based upon the provision of services to our customers on a daily or monthly basis and, although contracts are frequently rebid, we believe that an incumbent provider typically enjoys significant competitive advantages.
During the three and six months ended March 31, 2021, the acquired business contributed revenue of $19.9 million and operating income, including amortization of intangible assets, of $3.0 million.
The following table presents certain pro forma results for the three and six months ended March 31, 2021 and 2020, as though the acquisition had occurred on October 1, 2019. This pro forma information is presented for information purposes only and is not necessarily indicative of the results if the acquisition had taken place on that date. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, eliminate pre-acquisition transaction costs, and include estimates of interest expense based upon our initial borrowings of $240.0 million, as well as corresponding changes in our provision for income taxes.

	Unaudited pro forma results
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$994,751	$867,740	$1,996,377	$1,735,404
Net income	83,289	28,013	151,270	82,530
Basic earnings per share	1.34	0.44	2.44	1.28
Diluted earnings per share	1.34	0.44	2.43	1.28

InjuryNet Australia Pty Limited
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited (InjuryNet) for a purchase price of $4.4 million ($6.7 million Australian Dollars), which included acquisition-related contingent consideration of $2.1 million ($3.1 million Australian Dollars) based upon future earnings. InjuryNet provides workplace medical services in Australia. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $2.6 million and $0.9 million, respectively, related to the acquisition.
Index Root Korea Co. Ltd.
On August 21, 2020, we acquired 100% of the share capital of Index Root Korea Co. Ltd (Index Root) for an estimated purchase price of $5.4 million (6.3 billion South Korean Won), which includes acquisition-related contingent consideration estimated at $0.9 million (1.1 billion South Korean Won) based upon future earnings. We acquired Index Root to expand our geographic presence to South Korea. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed, with the exception of matters related to taxation. We recorded estimated goodwill and intangible assets of $4.6 million and $1.4 million, respectively, related to the acquisition. During the second quarter of fiscal year 2021, we noted that payment of the contingent consideration was unlikely and, accordingly, a benefit of $1.0 million was recorded within our acquisition expenses.
Changes in goodwill for the six months ended March 31, 2021, were as follows:

(in thousands)	U.S. Services	U.S. Federal Services	Outside the United States	Total
Balance as of September 30, 2020	$164,472	$381,719	$46,938	$593,129
Estimated effects of acquisitions	—	303,465	583	304,048
Foreign currency translation	—	—	2,619	2,619
Balance as of March 31, 2021	$164,472	$685,184	$50,140	$899,796

There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of March 31, 2021			As of September 30, 2020
(in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$341,945	$102,243	$239,702	$235,287	$90,302	$144,985
Technology based intangible assets	5,880	5,119	761	5,631	4,723	908
Trademarks and trade names	4,508	4,508	—	4,479	4,479	—
Total	$352,333	$111,870	$240,463	$245,397	$99,504	$145,893

As of March 31, 2021, our intangible assets have a weighted average remaining life of 9.2 years, comprising 9.2 years for customer contracts and relationships and 2.6 years for technology-based intangible assets. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of March 31, 2021, is as follows:

(In thousands)	Estimated Future Amortization Expense
Year ended September 30, 2021, Remainder of year	$13,645
Year ended September 30, 2022	27,224
Year ended September 30, 2023	27,119
Year ended September 30, 2024	26,995
Year ended September 30, 2025	26,764
Year ended September 30, 2026	26,529

6. Supplemental Disclosures
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the six months ended March 31, 2021, we purchased approximately 52,000 shares of our common stock at a cost of $3.4 million. During the six months ended March 31, 2020, we purchased approximately 2,767,000 shares of our common stock at a cost of $167.0 million. At March 31, 2021, $146.7 million remained available for future stock repurchases.
During the six months ended March 31, 2021, we granted approximately 315,000 restricted stock units (RSUs) to our employees. Most of these awards will vest ratably over four years, as opposed to five years in previous years. In addition, we awarded approximately 85,000 performance stock units in the six months ended March 31, 2021, to certain executives that will vest at the end of a three-year performance period with the actual number of vested units dependent upon the Company's achievement of certain performance targets.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets (Level 1), and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At March 31, 2021, the deferred compensation plan held $27.1 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our debt balances are principally from credit facilities which can be utilized and repaid as required and whose rates are based upon prevailing market conditions; accordingly, we believe the balance disclosed approximates the fair value. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but no invoice was issued on or before March 31, 2021. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card, or letter of credit arrangements, or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other current assets" on our consolidated balance sheets and is included within "cash, cash equivalents, and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(in thousands)	March 31, 2021	September 30, 2020	March 31, 2020
Cash and cash equivalents	$101,683	$71,737	$126,257
Restricted cash (recorded within "prepaid expenses and other current assets")	18,282	16,824	12,485
Cash, cash equivalents, and restricted cash	$119,965	$88,561	$138,742

Supplementary Cash Flow Information

	Six Months Ended March 31,
(in thousands)	2021	2020
Interest payments	$783	$500
Income tax payments	42,495	52,900
Cash payments included in the measurement of lease liabilities	49,486	55,900
Operating lease liabilities arising from new or remeasured right-of-use assets	47,286	24,700

7. Litigation
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of federal, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the U.S. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

8. Subsequent Events
On April 9, 2021, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on May 28, 2021, to shareholders of record on May 14, 2021. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17 million.
On April 20, 2021, we entered into a definitive Stock Purchase Agreement to acquire all of the issued and outstanding shares of capital stock of VES Group, Inc. (VES) from the shareholders of VES, for a purchase price of $1.4 billion, subject to certain adjustments. VES is the parent company of Veterans Evaluation Services, Inc. VES serves the U.S. Federal Government as a leading provider of Medical Disability Examinations to determine Veterans’ eligibility for compensation and pension benefits. The proposed transaction is subject to U.S. antitrust filing requirements and customary closing conditions. We anticipate borrowing $1.5 billion during the third quarter of fiscal year 2021 to complete the acquisition of VES Group, Inc. We expect the borrowings to be term loans from banks and non-bank sources and expect to have a new corporate credit facility.

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

Business Overview
We are a U.S.-based global company with approximately 34,000 employees dedicated to helping governments on four continents administer their health and human services programs. We help people connect to and interact with vital government programs so that they receive the necessary support they are eligible to receive. The demand for the provision of these services is driven by numerous factors including aging populations with complex healthcare needs; rising living standards in emerging markets creating new demands for our services; growing complexity of programs, such as evolving eligibility requirements; the creation of new programs and initiatives such as long-term services and support, and the urgent need to support a surge in demand to help governments respond to the public health emergency. The pandemic has required governments to implement new operational models to ensure public safety and this has led to an increased appetite for public-private partnerships due to availability of increased flexibility, scalability, and accountability, particularly in a time when government customers are looking for ways to dramatically increase services to meet the surging demand and subsequent strain on their agencies.
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
The coronavirus (COVID-19) global pandemic resulted in both favorable and unfavorable impacts to Maximus. Underscoring the importance of the services we provide, many of our U.S. contracts were designated as ‘‘essential’’ by government agencies in the midst of the pandemic. Continued operations of these programs ensure vulnerable individuals and families can access vital healthcare and safety-net services during these uncertain times. Due to the pandemic, some of the programs we support experienced temporary changes at the direction of our customers which reduced volume, revenue, and profit on certain large programs. However, we have also been successful in winning new contracts tied to the urgent need to support public health initiatives such as contact tracing, disease investigation, unemployment insurance programs, and supporting efforts around vaccine administration, scheduling, and registration to help governments slow the spread of COVID-19. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19, and we believe our operations support programs are essential for their safety and wellbeing.
Our primary objective amidst this pandemic is to protect our employees while ensuring global business continuity of our essential services to help vulnerable individuals and taking responsible action to stop the virus from spreading further. The safety and wellbeing of our employees are paramount, and we made several sweeping changes to better serve our employees.
Acquisitions
To supplement our core business, we have an active program to identify potential strategic acquisitions. Our acquisitions have successfully enabled us to increase future organic growth, as well as expand our business processes, knowledge, and client relationships into adjacent markets and new geographies.
In March 2021, we acquired all of the Federal division of Attain, LLC, (Attain) a provider of innovative technology solutions and services to the U.S. Federal Government. This acquisition is expected to strengthen our position to further design, develop, and deliver even more innovative, impactful solutions and drive automation of processes to improve citizen engagement and the delivery of critical federal programs, as well as expand our presence in the U.S. federal market. On April 20, 2021, we signed a definitive agreement to acquire VES Group, Inc. (VES). VES serves the U.S. Federal Government as a leading provider of Medical Disability Examinations to determine Veterans' eligibility for compensation and pension benefits. The VES acquisition is expected to provide a scalable platform for our independent clinical assessments business at the federal level, furthering our clinical evolution. We anticipate closing the VES acquisition during our third quarter of fiscal year 2021. We believe that these two acquisitions, along with our 2018 acquisition of the citizen engagement centers business previously operated by General Dynamics Information Technology, and our 2015 acquisition of Acentia, LLC, provides scale, customer base, and competitive advantages in our business with the U.S. Federal Government.
In fiscal year 2020, we acquired InjuryNet Australia Pty Limited (InjuryNet) in Australia and Index Root Korea Co. (Index Root) in South Korea, which we integrated into our Outside the U.S. Segment. The InjuryNet acquisition broadens our customer offerings to include health oriented contracts and the Index Root acquisition enabled entry into South Korea to provide employment services.

Financial Overview
Our results in fiscal year 2021 are being driven by a number of factors.
•We experienced significant revenue growth during the second quarter of fiscal year 2021 driven by new work to assist governments in their COVID-19 response efforts. This work contributed approximately $242 million of revenue in the second quarter and we anticipate it will contribute approximately $850 million for the full fiscal year 2021.
•Our Outside the U.S. Segment has experienced the most significant negative impact of the COVID-19 pandemic. In the second quarter of fiscal year 2020, we revised our estimates of job seekers who are likely to achieve employment outcomes, resulting in a decline in our estimated outcomes and a consequent decline in revenue of approximately $24.0 million. During fiscal year 2021, this business has demonstrated significant recovery principally through the improvements in performance in Australia.
•The expected Census contract conclusion contributed $133.1 million and $142.8 million less revenue in the three and six months ended March 31, 2021, respectively, as compared to the respective prior year periods.
•The acquisition of Attain, which closed in March 2021, is expected to be accretive for the year, with additional revenue and operating profits partially offset by increased amortization of intangible assets and interest expense from our increased cash borrowings.
•The acquisition of VES, which is anticipated to close in our third fiscal quarter, is expected to be slightly dilutive for the year. The acquisition will be funded with new borrowings. Additional income will be offset by acquisition and financing costs, as well as the ongoing increases in intangible asset amortization and interest expense.
•Startup losses are expected in the second half of fiscal year 2021 for new employment services contracts in the Outside the U.S. Segment.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Revenue	$959,280	$818,135	$1,904,834	$1,636,364
Cost of revenue	728,622	665,037	1,468,121	1,307,816
Gross profit	230,658	153,098	436,713	328,548
Gross profit percentage	24.0%	18.7%	22.9%	20.1%
Selling, general and administrative expenses	112,402	106,853	224,369	194,080
Selling, general and administrative expense as a percentage of revenue	11.7%	13.1%	11.8%	11.9%
Amortization of intangible assets	5,070	8,934	11,586	18,022
Operating income	113,186	37,311	200,758	116,446
Operating income percentage	11.8%	4.6%	10.5%	7.1%
Interest expense	756	465	962	949
Other (expense)/income, net	(520)	573	(1,295)	1,292
Income before income taxes	111,910	37,419	198,501	116,789
Provision for income taxes	31,296	9,769	53,810	30,405
Effective income tax rate	28.0%	26.1%	27.1%	26.0%
Net income	$80,614	$27,650	$144,691	$86,384
Basic earnings per share	$1.30	$0.43	$2.33	$1.34
Diluted earnings per share	$1.29	$0.43	$2.33	$1.34

Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue, and gross profit for the three months ended March 31, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three Months Ended March 31, 2020	$818,135		$665,037		$153,098
Effect of Census Questionnaire Assistance 2020 (CQA) contract	(133,137)	(16.3)%	(112,317)	(16.9)%	(20,820)	(13.6)%
Organic effect	237,501	29.0%	146,987	22.1%	90,514	59.1%
Net acquired growth	21,166	2.6%	16,664	2.5%	4,502	2.9%
Currency effect compared to the prior period	15,615	1.9%	12,251	1.8%	3,364	2.2%
Three months ended March 31, 2021	$959,280	17.3%	$728,622	9.6%	$230,658	50.7%

Changes in revenue, cost of revenue, and gross profit for the six months ended March 31, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Six Months Ended March 31, 2020	$1,636,364		$1,307,816		$328,548
Effect of Census Questionnaire Assistance 2020 (CQA) contract	(142,770)	(8.7)%	(125,053)	(9.6)%	(17,717)	(5.4)%
Organic effect	366,255	22.4%	249,621	19.1%	116,634	35.5%
Net acquired growth	23,518	1.4%	19,103	1.5%	4,415	1.3%
Currency effect compared to the prior period	21,467	1.3%	16,634	1.3%	4,833	1.5%
Six Months Ended March 31, 2021	$1,904,834	16.4%	$1,468,121	12.3%	$436,713	32.9%

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
Our SG&A expense has increased year-over-year due primarily to:
•acquisition expenses, including those related to Attain and VES;
•severance expenses in the United States in the first quarter of fiscal year 2021, which are expected to provide a benefit for the remainder of the fiscal year;
•information technology initiatives, including migration of data to the cloud;
•additional costs to address the COVID-19 pandemic;

•increases in business development activity to both bolster our technical skills and plan for increased bidding activity; and
•increases in our scope of operations, which increases our administrative base.
Our amortization of intangible assets declined in the second quarter of fiscal year 2021 as a large asset related to the U.S. Census contract has been fully expensed. This charge will grow with the addition of amortization expense for intangible assets acquired with Attain and VES.
Our other expense/income, net included expenses incurred from foreign currency fluctuations. Our interest expense is anticipated to increase due to the borrowings required for Attain and VES.
Our effective income tax rate for the three months ended March 31, 2021 and 2020, was 28.0% and 26.1%, respectively. Our effective income tax rate for the six months ended March 31, 2021 and 2020, was 27.1% and 26.0%, respectively. Our projected annual effective income tax rate (AETR) for the full fiscal year 2021 is between 26% and 27%. Our projected AETR for fiscal year 2021 increased during the second quarter primarily due to an increase in forecasted pretax income in Australia which has a 30% statutory tax rate and a reduction in our estimates of pretax income in the United Kingdom which has a 19% statutory tax rate. Details of these changes in forecasted pretax income are covered below.
U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. The segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. We also successfully expanded into the unemployment insurance market as Maximus supported more than 15 states in their unemployment insurance programs.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$448,215	$308,698	$833,149	$620,979
Cost of revenue	328,775	223,244	614,707	445,935
Gross profit	119,440	85,454	218,442	175,044
Operating income	82,847	46,215	144,393	104,407
Gross profit percentage	26.6%	27.7%	26.2%	28.2%
Operating income percentage	18.5%	15.0%	17.3%	16.8%

Our revenue and cost of revenue for the three month period ended March 31, 2021, increased 45% and 47%, respectively, compared to the same period in fiscal year 2020. Our revenue and cost of revenue for the six month period ended March 31, 2021, increased 34% and 38%, respectively, compared to the same period in fiscal year 2020. All growth was organic.
Our organic growth is driven by approximately $175.0 million of COVID-19 response work. This work is short-term and has offset revenue and profit declines resulting from constraints on many of our core programs where we are reporting lower volumes of transactions. In particular, many states have paused Medicaid redeterminations as a condition for receiving enhanced U.S. federal matching funds which ensures continued access to vital healthcare services. In many cases, redeterminations provide a significant part of our activity within volume-based contracts. As the pandemic restrictions ease, we anticipate that our short-term response work will decline and our core programs will recover, but the timing of these events is uncertain.
We anticipate operating income margins for the full fiscal year 2021 will be between 17% and 18%. Our customers in this segment are typically U.S. state governments, who have seen increases in the demand for the vital social services that we administer while also experiencing a significant reduction in their tax revenues. Although this may provide additional opportunities for us, we face the risk that many of our customers may face cash shortfalls from reduced income tax receipts, resulting in pressure on non-essential programs and delayed payments.

U.S. Federal Services Segment
Our U.S. Federal Services Segment provides program administration, appeals and assessments services, and technology solutions, including system and software development and maintenance services, for various U.S. federal civilian programs. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio and continues to be managed within this segment. Recently, the segment expanded its clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline, an outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$330,136	$393,391	$735,381	$759,962
Cost of revenue	256,003	316,433	578,752	612,183
Gross profit	74,133	76,958	156,629	147,779
Operating income	23,155	30,232	53,399	61,814
Gross profit percentage	22.5%	19.6%	21.3%	19.4%
Operating income percentage	7.0%	7.7%	7.3%	8.1%

Changes in revenue, cost of revenue, and gross profit for the three months ended March 31, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended March 31, 2020	$393,391		$316,433		$76,958
Effect of CQA contract	(133,137)	(33.8)%	(112,317)	(35.5)%	(20,820)	(27.1)%
Organic growth from other contracts	51,247	13.0%	38,200	12.1%	13,047	17.0%
Net acquisitions and disposals	18,635	4.7%	13,687	4.3%	4,948	6.4%
Three months ended March 31, 2021	$330,136	(16.1)%	$256,003	(19.1)%	$74,133	(3.7)%

Changes in revenue, cost of revenue, and gross profit for the six months ended March 31, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Six months ended March 31, 2020	$759,962		$612,183		$147,779
Effect of CQA contract	(142,770)	(18.8)%	(125,053)	(20.4)%	(17,717)	(12.0)%
Organic growth from other contracts	100,662	13.2%	78,760	12.9%	21,902	14.8%
Net acquisitions and disposals	17,527	2.3%	12,862	2.1%	4,665	3.2%
Six months ended March 31, 2021	$735,381	(3.2)%	$578,752	(5.5)%	$156,629	6.0%

Our revenue and cost of revenue for the three month period ended March 31, 2021, decreased 16% and 19%, respectively, compared to the same period in fiscal year 2020. Our revenue and cost of revenue for the six month period ended March 31, 2021, decreased 3.2% and 5.5%, respectively, compared to the same period in fiscal year 2020. The primary drivers were:
•As anticipated, the CQA (U.S. Census) contract is reaching its end.
•We estimated that our incremental revenue from assisting the U.S. Federal Government with its COVID-19 response was $56 million. This short-term work has reported relatively high margins, which has offset the tempering of margins on performance-based contracts, such as independent medical reviews for worker's compensation programs that declined sharply since the onset of the pandemic.
•Operating margin also declined due to increased spending on business development and selling activities.
•Our results include one month of Attain's business. In fiscal year 2020, we disposed of a small business to eliminate a perceived conflict of interest. We anticipate the acquisition of VES will close during our third fiscal quarter.
Excluding the effects of VES, we would anticipate an operating margin for this segment to be approximately 8% for the full fiscal year 2021. VES has historically reported higher operating margins. As a result, we anticipate the U.S. Federal Services Segment operating income will be between 9% and 10% for the full fiscal year 2021.
Outside the United States Segment
Our Outside the U.S. Segment provides business process services (BPS) for international governments and commercial clients. These services include health and disability assessments, program administration for employment services, and other job seeker related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme and Fair Start; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$180,929	$116,046	$336,304	$255,423
Cost of revenue	143,844	125,360	274,662	249,698
Gross profit/(loss)	37,085	(9,314)	61,642	5,725
Operating income/(loss)	15,072	(26,718)	19,597	(27,732)
Gross profit/(loss) percentage	20.5%	(8.0)%	18.3%	2.2%
Operating income/(loss) percentage	8.3%	(23.0)%	5.8%	(10.9)%

Changes in revenue, cost of revenue, and gross profit for the three months ended March 31, 2021, are summarized below

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended March 31, 2020	$116,046		$125,360		$(9,314)
Organic growth	46,737	40.3%	3,256	2.6%	43,481	NM
Acquired growth	2,531	2.2%	2,977	2.4%	(446)	NM
Currency effect compared to the prior period	15,615	13.5%	12,251	9.8%	3,364	NM
Three months ended March 31, 2021	$180,929	55.9%	$143,844	14.7%	$37,085	NM

NM - Changes are not meaningful.

Changes in revenue, cost of revenue, and gross profit for the six months ended March 31, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Six months ended March 31, 2020	$255,423		$249,698		$5,725
Organic growth	53,423	20.9%	2,089	0.8%	51,334	NM
Acquired growth	5,991	2.3%	6,241	2.5%	(250)	NM
Currency effect compared to the prior period	21,467	8.4%	16,634	6.7%	4,833	NM
Six months ended March 31, 2021	$336,304	31.7%	$274,662	10.0%	$61,642	NM

NM - Changes are not meaningful.

This segment has seen organic growth in revenue and profit, as well as acquired growth and currency benefits during fiscal year 2021.
Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals whom we anticipate reaching these milestones. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. As the effects of the COVID-19 pandemic became clear during the second quarter of fiscal year 2020, our revenue was significantly tempered as unemployment rose and available employment opportunities declined. As fiscal year 2021 has progressed, market conditions, particularly within Australia, have provided us with more completed outcomes than we anticipated and increased our estimates of future outcomes, increasing our revenue.
These estimates are based upon our current expectations as to how the effects of the pandemic, including regulations adopted by governments and employment practices adopted by employers, will progress. We have typically based our estimates on historical performance. The effects of COVID-19 have limited the extent to which we can rely upon historical performance and, accordingly, our revenue may be more volatile than we have previously experienced.
Our acquired growth is from the acquisition of InjuryNet in Australia in February 2020 and Index Root in South Korea in August 2020.
The weakening of the United States Dollar against the currencies in which we do business outside the U.S. has resulted in year-over-year growth in our revenue and costs.

As pandemic restrictions ease and economies emerge from the pandemic-related lockdowns, we anticipate robust markets for our employment services and a return to pre-pandemic levels for our health assessments services. In addition, we have recently been awarded significant contracts in the United Kingdom under the UK Restart program, in addition to smaller contracts in Italy, Saudi Arabia, South Korea, and Sweden. As is typical, we anticipate that these contracts will incur start-up losses that should impact our fourth fiscal quarter before moving to profitability in fiscal year 2022.

Liquidity and Capital Resources
Our cash flows from operations for the six months ended March 31, 2021, was $279.7 million. We use our cash flows from operations to fund working capital requirements, for capital expenditures to support our contracts, and our dividend payments. At March 31, 2021, we had approximately $101.7 million in unrestricted cash. We utilized our credit facility to fund part of the acquisition of Attain and, accordingly, we have $160 million of liquidity available on our corporate credit facility and capacity on smaller credit facilities worldwide.
We anticipate borrowing $1.5 billion during the third quarter of fiscal year 2021 to complete the acquisition of VES. We expect the borrowings to be term loans from banks and non-bank sources and expect to have a new corporate credit facility. We expect debt ratings from Standard & Poor's and Moody's to support the financing transactions. The expected leverage ratio at the acquisition closing date is projected to be approximately 2.7:1. We do not anticipate additional significant acquisition activity in the near term while we integrate the Attain and VES acquisitions. Accordingly, we plan to use most of free cash flow to pay down debt to reduce our leverage ratio to under 2.5:1.
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

Cash Flows
The following table provides a summary of our cash flow information for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31,
(in thousands)	2021	2020
Net cash from/(used in):
Operations	$279,698	$109,272
Investing activities	(437,524)	(21,575)
Financing activities	185,967	(63,579)
Effect of exchange rate changes on cash and cash equivalents	3,263	(1,868)
Net increase in cash, cash equivalents, and restricted cash	$31,404	$22,250

Our cash flows from operations increased compared to fiscal year 2020 due to the increase in our operating income and the timing of our cash collections. Our DSO improved from September 30, 2020, and is consistent with our March 31, 2020, DSO. We calculated the March 31, 2021, DSO on a pro forma basis, as though we had owned Attain for the full fiscal quarter.

(in days)	Days Sales Outstanding
March 31, 2020	72
September 30, 2020	77
December 31, 2020	75
March 31, 2021 (pro forma)	70
Target Range	65 - 80

Cash used in investing activities for the six months ended March 31, 2021, was $437.5 million, principally for the acquisition of the Federal division of Attain, LLC of $413.8 million, with the remainder of the balance related to capital expenditures to support operations.
Cash provided by financing activities in the six months ended March 31, 2021, was $186.0 million, compared to $63.6 million of cash used in the comparative period. In the six months ended March 31, 2021, we had net borrowings of $236.3 million compared to net borrowings of $150.5 million for the six months ended March 31, 2020. These borrowings were used for working capital swings and for the acquisition of Attain on March 1, 2021. Additionally, we had $167.0 million of purchases of common stock in the six months ended March 31, 2020, with insignificant activity in the comparable period in fiscal year 2021.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Six Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operations	$279,698	$109,272
Purchases of property and equipment and capitalized software costs	(23,584)	(19,122)
Free cash flow - non-GAAP	$256,114	$90,150

Critical Accounting Policies and Estimates
As of March 31, 2021, there have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
•Our corporate credit facility requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included the effect of Attain in the table below.
We have provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA as follows:

	Six Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net income	$144,691	$86,384	$272,816	$209,371
Interest expense/(income), net	1,211	(80)	2,591	(442)
Provision of income taxes	53,810	30,405	95,958	68,484
Amortization of intangible assets	11,586	18,022	29,198	36,099
Stock compensation expense	13,479	11,800	25,387	22,670
Acquisition-related expenses	4,331	3,377	5,575	4,400
Gain on sale of a business	—	—	(1,718)	—
Adjusted EBITA - non-GAAP	$229,108	$149,908	$429,807	$340,582
Depreciation and amortization of property, plant, equipment and capitalized software	22,835	31,218	56,144	61,215
Adjusted EBITDA - non-GAAP	$251,943	$181,126	$485,951	$401,797
Pro forma adjusted EBITDA related to the Attain acquisition	15,140		32,024
Pro Forma Adjusted EBITDA - non-GAAP	$267,083		$517,975

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risks generally relates to changes in foreign currency exchange rates.
At March 31, 2021, and September 30, 2020, we held net assets denominated in currencies other than the U.S. Dollar of $170.0 million and $164.6 million, respectively. Of these balances, cash and cash equivalents comprised $82.9 million and $45.0 million, respectively. Included within our net assets held in international currency are assets that we consider to be monetary assets; those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt. At March 31, 2021, the net value of these assets and liabilities was $107.2 million.
In the event of a 10% unfavorable exchange rate movement across currencies, we would have reported the following incremental effects on our comprehensive income and our cash flow statement.

(in thousands)	March 31, 2021	September 30, 2020
Comprehensive income attributable to Maximus	$(17,000)	$(16,460)
Net decrease in cash and cash equivalents	(8,294)	(4,500)

Where possible, we identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency, reducing our exposure to foreign currencies. We mitigate much of our foreign currency exchange risks by incurring costs and cash outflows in the same currency as our revenue.
We are exposed to interest rate risk through our revolving corporate credit facility and other borrowings. Our interest rate for the revolving corporate credit facility is based upon the one-month London Interbank Offering Rate (LIBOR) or equivalent plus a premium based upon our leverage; this premium is currently 1%. The one-month LIBOR at March 31, 2021, was 0.11%. We had $240 million of borrowings under the corporate credit facility at March 31, 2021. Accordingly, an increase of 1% in interest rates would result in an annualized additional expense of $2.4 million. The remaining outstanding debt at March 31, 2021, of $27.2 million, was comprised of borrowings in foreign locations. The terms and rates under which we borrow in these jurisdictions varies from location to location. As these borrowings are relatively small and for brief periods, we do not anticipate significant interest rate exposure.

Item 4.                   Controls and Procedures.
(a)      Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
In March 2021, we acquired the Federal division of Attain, LLC. We are in the process of integrating this business into our existing control environment.

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings.
Refer to our disclosures included in "Note 7. Litigation" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.              Risk Factors.
In connection with information set forth in this Form 10-Q, the factors discussed below and under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2020, should be considered. The risks included below and in those filings could materially and adversely affect our business, financial condition, and results of operations.
Other than as set forth below, there have been no material changes to the factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 19, 2020.

Risks related to our completed acquisition of the Federal business of Attain, LLC (“Attain”) and our proposed acquisition of VES Group Inc. (“VES”).
We may not complete our acquisition of VES within the timeframe we anticipate or at all, which could have a negative effect on our results of operations. On April 20, 2021, we entered into a definitive Stock Purchase Agreement to acquire all of the issued and outstanding shares of VES from the shareholders of VES, for a purchase price of $1.4 billion, subject to certain adjustments. The proposed transaction is subject to certain customary closing conditions, including the receipt of approval or expiration of the applicable waiting period under U.S. antitrust law. Many of the closing conditions are not within our control, and there can be no assurance that the closing conditions for the VES acquisition will be satisfied in a timely manner, or at all. Regulatory authorities may impose conditions on the completion of the VES acquisition or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the VES acquisition or cause the closing of the VES acquisition to be delayed, and delays may cause us to incur additional, potentially burdensome transaction costs. The termination of the acquisition agreement could result in adverse effects including significant cost to Maximus and the absence of the anticipated benefits we expect from this transaction. In addition, if the acquisition agreement is terminated, we may suffer other negative consequences. Our business may be negatively impacted by our management having focused its attention on acquiring VES instead of pursuing other advantageous business opportunities or plans. Furthermore, we will incur substantial expenses and costs related to the VES acquisition, whether or not it is consummated, including legal, accounting and advisory fees. Also, failure to consummate the VES acquisition may result in negative market reactions, and may have an adverse impact on our stock price and future financial results.
Our indebtedness following the completion of the VES acquisition will be significant and could adversely affect our business and our ability to meet our obligations, and if we are not able to obtain our preferred form of financing to complete the VES acquisition, the terms of the financing may be less favorable to us than expected. Amounts available to us to be borrowed under our existing revolving credit agreement as in effect prior to April 20, 2021 are not sufficient to cover the acquisition purchase price for the VES acquisition. In connection with the VES acquisition, we expect to incur significant additional indebtedness. Our new indebtedness is expected to contain financial or other covenants that would limit our operational flexibility. In addition, the increased indebtedness of the company following the VES acquisition could adversely affect us in a number of other ways, including:
•causing us to be less able to take advantage of business opportunities, such as other acquisition opportunities, and to react to changes in market or industry conditions;
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•affecting our ability to pay or refinance debts as they become due during adverse economic, financial market, and industry conditions;
•requiring us to use a larger portion of cash flow for debt service, reducing funds available for other purposes;
•decreasing our profitability and/or cash flow;
•causing us to be disadvantaged compared to competitors with less leverage; and
•limiting our ability to borrow additional funds in the future to fund working capital, capital expenditures, and other general corporate purposes.

We have obtained commitments from a group of banks to provide unsecured loans and revolving credit commitments in an amount of up to $400.0 million in revolving credit commitments and $1.5 billion in term loans to finance the VES acquisition (the Backstop Facilities), which commitments are sufficient to enable us to pay the acquisition purchase price for the VES acquisition and to refinance our existing revolving credit facility. In addition, we obtained commitments from a group of lenders to use their best efforts to secure financing for the VES acquisition and to refinance our existing revolving credit facility through a combination of new revolving credit commitments, a new term loan “A” and a new term loan “B” (the Best Efforts Facilities). We expect the commercial terms of the Best Efforts Facilities to be significantly more favorable to us than those of the Backstop Facilities. Our ability to obtain any financing to fund a portion of the purchase price is not a condition to closing under the acquisition agreement. Although we do not anticipate an impediment to our ability to close and fund the Backstop Facilities, if we are unable to obtain the Backstop Facilities or we are otherwise unable to obtain sufficient funds to complete the VES acquisition, we may be subject to monetary or other damages under the VES acquisition agreement. In addition, even if we are able to secure alternative sources of funding, our failure to realize our preferred financing could result in adverse factors including higher costs, higher interest rates and greater restrictions on our ability to operate and finance our business.
While the VES acquisition is pending, we and VES will be subject to business uncertainties that could adversely affect our respective businesses. Our success following the VES acquisition will depend in part upon the ability of us and VES to maintain our respective business relationships. Uncertainty about the effect of the VES acquisition on customers, suppliers, employees, and other constituencies may have a material adverse effect on us and our businesses. Customers, suppliers, and others who deal with us or VES may delay or defer business decisions, decide to terminate, modify, or renegotiate their relationships, or take other actions as a result of the VES acquisition that could negatively affect our revenues, earnings, and cash flows. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected. Furthermore, employee retention and recruitment may be challenging for VES prior to the completion of the acquisition, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, we lose key employees, our ability to realize the anticipated benefits of the VES acquisition could be impacted. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the VES acquisition.
We may experience difficulties in integrating our operations with those of Attain and VES and realizing the expected benefits of these acquisitions. Although we currently anticipate that the VES acquisition will occur and that both the Attain acquisition and the VES acquisition (the “Acquisitions”) will be accretive to earnings per share in fiscal 2022, this expectation is based on assumptions about Maximus', Attain’s and VES’s business and preliminary estimates, which may change materially. The benefits of the Acquisitions will depend, in part, on our ability to successfully combine the businesses of Attain, VES, and Maximus, which currently operate as independent companies and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame, or may never realize these benefits and the value of our common stock may be harmed. Additionally, as a result of the Acquisitions, rating agencies may take negative actions against the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with the financing of the VES acquisition.
The Acquisitions involve the integration of Attain’s and VES’s businesses with our existing business, which is expected to be a costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls at one or all three of the companies as a result of the devotion of management’s attention to the VES acquisition and the Attain and VES integration efforts.
•The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transactions, and could harm our financial performance.
•We could encounter unanticipated issues in integrating information technology, communications and other systems that could harm our financial performance.
•If we are unable to successfully or timely integrate our operations with those of Attain and VES, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Acquisitions, and our business, results of operations, and financial condition could be materially adversely affected.

VES currently derives all of its revenue from contracts with the Department of Veterans Affairs (“VA”). If one or more of these contracts with the VA are terminated or are not renewed on favorable terms or at all, if the VA reduces the number of medical examinations allocated to VES under the contracts or if VES receives an adverse finding or review resulting from an audit or investigation, the benefits of the VES acquisition may be adversely affected. VES’s contracts with the VA are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When VES’s contracts with the VA expire, they may be opened for bidding by competing providers, and there is no guarantee that the contracts will be renewed or extended. The VA may also elect to open the bidding process earlier than anticipated, resulting in increased competition prior to the anticipated end of the current contracts. Competitors may buy their way into the market by submitting bids with lower pricing. Even if VES’s responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated.
VES’s reputation and relationship with the VA are key factors in maintaining and growing its revenues. Negative press reports or publicity, regardless of accuracy, which could pertain to employee or service provider misconduct, conflicts of interest, poor contract performance, deficiencies in services, information security breaches, or other aspects of its business, could harm its reputation, particularly with the VA. If VES’s reputation is negatively affected, the VA could decrease or cease its business with VES. VES is also subject to various reviews, audits, and investigations to verify its compliance with the terms of its contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit, or investigation could result in, among other things: cancellation of VES’s contracts; refunding of amounts that have been paid pursuant to its contracts; imposition of fines, penalties and other sanctions on VES; loss of its right to participate in various programs; loss of one or more of its licenses; lowered quality ratings; or changes to the way it does its business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of the business practices could result in a contractor being fined, debarred, and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.
If any of the foregoing occurs, the volume of VES’s business with the VA could decrease and its business, future revenues, financial condition, and growth prospects could be adversely affected, causing the benefits to Maximus of the VES acquisition to be adversely affected.
In connection with the Acquisitions, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations. Although we have conducted extensive due diligence on Attain and VES in connection with the Acquisitions, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through customary due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance policies in connection with the Acquisitions, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers’ representations and warranties or otherwise arising from the Acquisitions. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the Acquisitions, purchase accounting, and the proposed operation of the combined company after closing, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations after closing of the Acquisitions.

Item 6.                       Exhibits.

Exhibit No.		Description

10.1		Maximus, Inc. 2021 Omnibus Incentive Plan (included as Exhibit 10.1 to the Current Report on Form 8-K filed March 19, 2021 and incorporated herein by reference).

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101
The following materials from the Maximus, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements. Filed electronically herewith.

104		Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101)
_____________________________________________________
s    Filed herewith.
❖    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maximus, Inc.

Date: May 6, 2021	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)