Form 10-Q
period 2021-06-30
MAXIMUS, INC.
filed 2021-08-05
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
OR
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

As of August 2, 2021, there were 61,471,783 shares of the registrant’s common stock (no par value) outstanding.

Maximus, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus (COVID-19) global pandemic and our recent acquisitions are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•our ability to manage our debt;
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

PART I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
Maximus, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue	$1,243,520	$901,337	$3,148,354	$2,537,701
Cost of revenue	951,664	715,734	2,419,785	2,023,550
Gross profit	291,856	185,603	728,569	514,151
Selling, general, and administrative expenses	140,129	89,582	364,498	283,662
Amortization of intangible assets	12,132	8,712	23,718	26,734
Operating income	139,595	87,309	340,353	203,755
Interest expense	3,087	616	4,049	1,565
Other (expense)/income, net	(8,289)	(671)	(9,584)	621
Income before income taxes	128,219	86,022	326,720	202,811
Provision for income taxes	33,724	21,558	87,534	51,963
Net income	$94,495	$64,464	$239,186	$150,848
Basic earnings per share	$1.52	$1.04	$3.86	$2.38
Diluted earnings per share	$1.51	$1.04	$3.84	$2.37
Dividends declared per share	$0.28	$0.28	$0.84	$0.84
Weighted average shares outstanding:
Basic	62,064	61,882	62,028	63,463
Diluted	62,453	62,102	62,300	63,666

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$94,495	$64,464	$239,186	$150,848
Net unrealized losses on cash flow hedge, net of taxes of $379, $—, $379 and $—, respectively	(1,062)	—	(1,062)	—
Foreign currency translation adjustments	(24)	3,432	7,669	(1,304)
Comprehensive income	$93,409	$67,896	$245,793	$149,544

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,110	$71,737
Accounts receivable — billed and billable, net of allowance of $6,607 and $6,051	794,653	622,871
Accounts receivable — unbilled	334,666	163,332
Income taxes receivable	454	2,075
Prepaid expenses and other current assets	81,479	72,543
Total current assets	1,307,362	932,558
Property and equipment, net	67,794	66,721
Capitalized software, net	45,739	38,033
Operating lease right-of-use assets	186,944	177,159
Goodwill	1,757,795	593,129
Intangible assets, net	892,487	145,893
Deferred contract costs, net	37,020	20,891
Deferred compensation plan assets	47,041	36,819
Deferred income taxes	506	1,915
Other assets	27,905	11,584
Total assets	$4,370,593	$2,024,702
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$420,510	$253,338
Accrued compensation and benefits	181,559	137,101
Deferred revenue	68,846	51,655
Income taxes payable	19,763	5,377
Current portion of long-term debt and other borrowings	60,586	10,878
Operating lease liabilities	82,572	80,748
Other current liabilities	26,768	22,071
Total current liabilities	860,604	561,168
Deferred revenue, less current portion	36,051	27,311
Deferred income taxes	204,174	24,737
Long-term debt, less current portion	1,633,135	18,017
Deferred compensation plan liabilities, less current portion	44,076	38,654
Operating lease liabilities, less current portion	118,341	104,011
Other liabilities	20,765	8,985
Total liabilities	2,917,146	782,883
Shareholders’ equity:
Common stock, no par value; 100,000 shares authorized; 61,472 and 61,504 shares issued and outstanding at June 30, 2021, and September 30, 2020, respectively	535,990	513,959
Accumulated other comprehensive loss	(36,031)	(42,638)
Retained earnings	953,488	770,498
Total shareholders' equity	1,453,447	1,241,819
Total liabilities and shareholders' equity	$4,370,593	$2,024,702

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operations:
Net income	$239,186	$150,848
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property and equipment and capitalized software	33,664	47,496
Amortization of intangible assets	23,718	26,734
Deferred income taxes	3,632	(5,210)
Stock compensation expense	20,823	17,558
Gain on sale of a business	—	(1,706)
Costs related to debt financing	8,509	—
Change in assets and liabilities, net of effects of business combinations
Accounts receivable — billed and billable	(83,881)	(147,626)
Accounts receivable — unbilled	(170,423)	(80,267)
Prepaid expenses and other current assets	7,542	529
Deferred contract costs	(15,773)	(1,396)
Accounts payable and accrued liabilities	116,873	48,622
Accrued compensation and benefits	34,387	33,647
Deferred revenue	23,624	2,806
Income taxes	15,165	563
Operating lease right-of-use assets and liabilities	1,077	(1,071)
Other assets and liabilities	(11,464)	4,556
Cash flows from operations	246,659	96,083
Cash flows from investing activities:
Purchases of property and equipment and capitalized software costs	(32,133)	(28,436)
Acquisitions of businesses, net of cash acquired	(1,779,473)	(2,611)
Proceeds from the sale of a business	—	3,250
Other	—	385
Cash used in investing activities	(1,811,606)	(27,412)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(51,625)	(52,988)
Purchases of Maximus common stock	(3,363)	(166,959)
Tax withholding related to RSU vesting	(9,818)	(10,614)
Payments for debt financing	(22,759)	—
Borrowings under new credit facilities	1,700,000	—
Other debt borrowings	585,000	421,488
Other debt repayments	(607,880)	(278,971)
Other	(2,763)	(957)
Cash provided by/(used in) financing activities	1,586,792	(89,001)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,830	(174)
Net increase in cash, cash equivalents, and restricted cash	24,675	(20,504)
Cash, cash equivalents, and restricted cash, beginning of period	88,561	116,492
Cash, cash equivalents, and restricted cash, end of period	$113,236	$95,988
See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at March 31, 2021	61,472	$528,205	$(34,945)	$876,645	$1,369,905
Net income	—	—	—	94,495	94,495
Foreign currency translation	—	—	(24)	—	(24)
Cash flow hedge, net of income taxes	—	—	(1,062)	—	(1,062)
Cash dividends	—	—	—	(17,211)	(17,211)
Dividends on RSUs	—	441	—	(441)	—
Stock compensation expense	—	7,344	—	—	7,344
Balance at June 30, 2021	61,472	$535,990	$(36,031)	$953,488	$1,453,447

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$1,241,819
Net income	—	—	—	239,186	239,186
Foreign currency translation	—	—	7,669	—	7,669
Cash flow hedge, net of income taxes	—	—	(1,062)	—	(1,062)
Cash dividends	—	—	—	(51,625)	(51,625)
Dividends on RSUs	—	1,208	—	(1,208)	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	(3,363)
Stock compensation expense	—	20,823	—	—	20,823
RSUs vested	20	—	—	—	—
Balance at June 30, 2021	61,472	$535,990	$(36,031)	$953,488	$1,453,447

See notes to unaudited consolidated financial statements.

Maximus, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2020	61,313	$511,023	$(50,116)	$677,561	$—	$1,138,468
Net income	—	—	—	64,464	—	64,464
Foreign currency translation	—	—	3,432	—	—	3,432
Cash dividends	—	—	—	(17,175)	—	(17,175)
Dividends on RSUs	—	419	—	(419)	—	—
Stock compensation expense	—	5,758	—	—	—	5,758
Balance at June 30, 2020	61,313	$517,200	$(46,684)	$724,431	$—	$1,194,947

	Common Shares Outstanding	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
Balance at September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	150,848	—	150,848
Foreign currency translation	—	—	(1,304)	—	—	(1,304)
Cash dividends	—	—	—	(52,988)	(409)	(53,397)
Dividends on RSUs	—	1,209	—	(1,209)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	17,558	—	—	—	17,558
RSUs vested	101	—	—	—	—	—
Balance at June 30, 2020	61,313	$517,200	$(46,684)	$724,431	$—	$1,194,947

See notes to unaudited consolidated financial statements.

Maximus, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Months Ended June 30, 2021 and 2020

1. Organization and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. As permitted by these instructions, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation are included. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at September 30, 2020, has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
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
•Our balance sheet includes goodwill valued at $1.76 billion. This balance is allocated between reporting units, which are consistent with our three operating segments. Goodwill is not amortized but is tested for impairment when necessary and no less than once per year. We performed our last annual goodwill impairment test as of July 1, 2020, using a qualitative assessment. There has been no indication of impairment of any reporting unit at this time or since.
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
•Included within our long-lived assets are $892.5 million of intangible assets, which have been acquired through business combinations. We use judgment in identifying, valuing, and assigning a useful economic life to assets as they are acquired. The judgments required vary with the type of asset but may include projections of future results, estimated costs to recreate or replace assets, the cost of utilizing other, similar assets provided by a third party and an appropriate cost of capital. Where appropriate, we utilize the services of a third-party specialist to assist us in these valuations.
•Our balance sheet includes $1.13 billion of billed, billable and unbilled accounts receivable, net of allowance for credit losses. Beginning October 1, 2020, we have evaluated credit risk under ASC Topic 326, as further described below. Credit risk has not historically been significant to our business due to the nature of our customers. During the three and nine months ended June 30, 2021, we recorded changes to our estimated credit losses of $0.1 million and $1.0 million, respectively.
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
•As disclosed in "Note 5. Business Combinations," we have acquired two businesses during fiscal year 2021. For assets acquired and liabilities assumed, we are required to identify and recognize these balances at their fair value as of the date of acquisition. We are still in the process of completing the valuations of these assets and, accordingly, there may be changes in these balances.
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
•Our U.S. Services Segment provides a variety of business process services (BPS) such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. The segment also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.

•From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Propelled by the Maximus Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the charge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions and manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.

•Delivering support to people from different backgrounds, cultures and communities, our Outside the U.S. Segment provides BPS for international governments and commercial clients. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme, Fair Start, and Restart; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.

	Three Months Ended June 30,				Nine Months Ended June 30,
(in thousands)	2021	% (1)	2020	% (1)	2021	% (1)	2020	% (1)
Revenue:
U.S. Services	$436,338		$336,950		$1,269,487		$957,929
U.S. Federal Services	617,601		450,143		1,352,982		1,210,105
Outside the U.S.	189,581		114,244		525,885		369,667
Total	$1,243,520		$901,337		$3,148,354		$2,537,701
Gross profit:
U.S. Services	$104,814	24.0%	$93,029	27.6%	$323,256	25.5%	$268,073	28.0%
U.S. Federal Services	155,776	25.2%	84,723	18.8%	312,405	23.1%	232,502	19.2%
Outside the U.S.	31,266	16.5%	7,851	6.9%	92,908	17.7%	13,576	3.7%
Total	$291,856	23.5%	$185,603	20.6%	$728,569	23.1%	$514,151	20.3%
Selling, general & administrative expense:
U.S. Services	$42,606	9.8%	$31,996	9.5%	$116,655	9.2%	$102,633	10.7%
U.S. Federal Services	69,647	11.3%	45,490	10.1%	172,877	12.8%	131,455	10.9%
Outside the U.S.	22,973	12.1%	13,668	12.0%	65,018	12.4%	47,125	12.7%
Gain on sale of business (3)	—	NM	(1,706)	NM	—	NM	(1,706)	NM
Other (2)	4,903	NM	134	NM	9,948	NM	4,155	NM
Total	$140,129	11.3%	$89,582	9.9%	$364,498	11.6%	$283,662	11.2%
Operating income:
U.S. Services	$62,208	14.3%	$61,033	18.1%	$206,601	16.3%	$165,440	17.3%
U.S. Federal Services	86,129	13.9%	39,233	8.7%	139,528	10.3%	101,047	8.4%
Outside the U.S.	8,293	4.4%	(5,817)	(5.1)%	27,890	5.3%	(33,549)	(9.1)%
Amortization of intangible assets	(12,132)	NM	(8,712)	NM	(23,718)	NM	(26,734)	NM
Gain on sale of business (3)	—	NM	1,706	NM	$—	NM	1,706	NM
Other (2)	(4,903)	NM	(134)	NM	(9,948)	NM	(4,155)	NM
Total	$139,595	11.2%	$87,309	9.7%	$340,353	10.8%	$203,755	8.0%

(1) Percentage of respective segment revenue. Percentages not considered meaningful are marked “NM.”
(2) Other selling, general, and administrative expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed. Our results for the three and nine months ended June 30, 2021, included $5.6 million and $8.8 million, respectively, of expenses relating to the acquisitions of Attain, LLC, and VES Group, Inc. For more information, see "Note 5. Business Combinations."

(3) During fiscal year 2020, we sold Q2 Administrators LLC, a subsidiary within our U.S. Federal Services Segment, resulting in a gain.

Identifiable assets for the segments are shown below. Identifiable assets for U.S. Federal Services increased due to the acquisitions of Attain, LLC and VES Group, Inc. Refer to "Note 5. Business Combinations" for details.

(in thousands)	June 30, 2021	September 30, 2020
U.S. Services	$728,347	$702,728
U.S. Federal Services	3,149,694	937,477
Outside the U.S.	304,952	224,532
Corporate	187,600	159,965
Total	$4,370,593	$2,024,702

3. Revenue Recognition
We recognize revenue as, or when, we satisfy performance obligations under a contract. The majority of our contracts have performance obligations which are satisfied over time. In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customers that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services.
Disaggregation of revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results, which is further discussed in "Note 2. Segment Information."
By operating segment and service

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Program administration	$325,755	$251,616	$964,981	$724,960
Assessments and appeals	33,529	40,875	101,561	104,621
Workforce and children services	64,240	32,531	167,106	90,651
Other	12,814	11,928	35,839	37,697
Total U.S. Services	$436,338	$336,950	$1,269,487	$957,929

Program administration	$451,594	$362,973	$1,005,706	$949,071
Technology solutions	89,559	42,101	187,006	130,172
Assessments and appeals	76,448	45,069	160,270	130,862
Total U.S. Federal Services	$617,601	$450,143	$1,352,982	$1,210,105

Workforce and children services	$94,310	$55,046	$269,743	$146,968
Assessments and appeals	58,664	42,468	169,753	167,397
Program administration	34,296	15,544	80,284	49,583
Other	2,311	1,186	6,105	5,719
Total Outside the U.S.	$189,581	$114,244	$525,885	$369,667

Total revenue	$1,243,520	$901,337	$3,148,354	$2,537,701

By contract type

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Performance-based	$389,800	$295,650	$1,033,509	$864,077
Cost-plus	282,808	422,641	953,373	1,184,425
Fixed price	146,175	132,535	413,296	352,255
Time and materials	424,737	50,511	748,176	136,944
Total revenue	$1,243,520	$901,337	$3,148,354	$2,537,701

By customer type

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
New York State government agencies	$102,195	$79,140	$289,462	$276,585
Other U.S. state government agencies	329,792	265,608	976,336	692,689
Total U.S. state government agencies	431,987	344,748	1,265,798	969,274

U.S. Federal Government agencies	594,771	429,031	1,288,213	1,155,773
International government agencies	180,049	107,353	499,091	345,629
Other, including local municipalities and commercial customers	36,713	20,205	95,252	67,025
Total revenue	$1,243,520	$901,337	$3,148,354	$2,537,701

By geography

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
United States	$1,053,940	$787,092	$2,622,469	$2,168,033
United Kingdom	74,109	53,364	211,777	190,088
Australia	65,283	38,415	192,161	100,390
Rest of world	50,188	22,466	121,947	79,190
Total revenue	$1,243,520	$901,337	$3,148,354	$2,537,701

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
Of our revenue for the three and nine months ended June 30, 2021, approximately $7.5 million and $36.7 million, respectively, were from cash payments made to us prior to October 1, 2020. For the three and nine months ended June 30, 2020, we recognized revenue of $9.1 million and $49.2 million, respectively, from payments made prior to October 1, 2019.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 1. Organization and Basis of Presentation," the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants, the length of the contract, and the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. As the pandemic commenced, many employment opportunities were terminated. Our volume of new program participants is beginning to increase as governments shift their focus to addressing the residual impacts of the pandemic, such as the economy and unemployment, particularly in those countries where the pandemic has stabilized, and economies are beginning to reopen.
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
Where we make changes to our estimates, these are recognized on a cumulative catch-up basis. In the three and nine months ended June 30, 2021, we reported a benefit to revenue of $1.8 million and $17.8 million, respectively, and a benefit to diluted earnings per share of $0.03 and $0.20, respectively, from changes in estimates. The corresponding change in fiscal year 2020 was a decline of $1.4 million and $9.1 million for the three and nine months ended June 30, 2020, respectively.
Remaining performance obligations
At June 30, 2021, we had approximately $635 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 42% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

4. Earnings Per Share
The weighted average number of shares outstanding used to compute earnings per share was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(shares in thousands)	2021	2020	2021	2020
Basic weighted average shares outstanding	62,064	61,882	62,028	63,463
Dilutive effect of unvested RSUs	389	220	272	203
Denominator for diluted earnings per share	62,453	62,102	62,300	63,666

Our dilutive earnings per share for the three and nine months ended June 30, 2021 excludes the effect from approximately 0.1 million and 0.2 million unvested restricted stock units, respectively, as adding them to our calculation would be antidilutive. Our diluted earnings per share for the three and nine months ended June 30, 2020, excludes any effect from approximately 0.3 million and 0.3 million unvested restricted stock units, respectively, as adding them to our calculation would have been antidilutive.

5. Business Combinations
VES Group, Inc. (VES)
On May 28, 2021, we acquired all of VES for an estimated cash purchase price of $1.37 billion (the Acquisition). The final purchase price is subject to adjustment and is expected to be finalized during our fourth fiscal quarter of 2021. This business was integrated into our U.S. Federal Services Segment and is expected to increase revenue attributable to providing independent and conflict-free clinical business process outsourcing (BPO) services at scale. The Acquisition also supports our ongoing strategic priority of expansion into the U.S. Federal market and creates new opportunities to apply digital solutions to improve citizen services. We entered into a new credit agreement to fund the Acquisition. See "Note 6 - Debt" for further details. The results of operations for VES are included in the consolidated results of Maximus, Inc. starting May 28, 2021.
At this time, we are in the process of finalizing the purchase price and the valuation of all acquired assets and assumed liabilities. The balances below represent our best estimate and are subject to change:

(in thousands)	Estimated Fair Value of Assets and Liabilities
Cash consideration paid, net of cash acquired	$1,360,231
Estimated additional cash payments	7,494
Estimated cash consideration, net of cash acquired	$1,367,725

Accounts receivable - billed, billable and unbilled	$44,078
Prepaid expenses and other current assets	13,911
Property and equipment, net	9,113
Operating lease right-of-use assets	18,898
Intangible assets	664,000
Other assets	12,816
Total identifiable assets acquired	762,816
Accounts payable and accrued compensation	42,978
Operating lease liabilities	18,898
Income taxes payable	6,196
Deferred income taxes	177,626
Other long-term liabilities	6,667
Net identifiable assets acquired	510,451
Goodwill	857,274
Net assets acquired	$1,367,725

Goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities, and qualifications held by the business. This goodwill balance is not expected to be deductible for tax purposes.
Our evaluation of the intangible assets acquired with VES has identified three assets. The assets were valued using methods which required a number of estimates and, accordingly, they are considered Level 3 measurements within the Accounting Standard Codification No. 820 (ASC 820) fair value methodology.
•Customer relationships represent the value of the existing contractual relationships with the United States Federal Government. These were valued using the excess earnings method, which required us to utilize estimated future revenues and earnings from contracts.
•VES maintains a provider network of third-party providers that assist in the performance of their clinical services. This network was valued using the cost method, which included both the cost of recreating such a network and the profits foregone during the time which would be required to recreate the network.
•VES maintained proprietary technology which interacted with U.S. Federal Government systems, facilitated the transmission of examination data and supported the performance of the contracts. We valued the technology using a relief-from-royalty method, which required us to estimate future revenues and an arms' length royalty rate that a third-party provider might use to supply this service.
A summary of the asset values and asset lives is as follows:

(in thousands)	Estimated Straight-Line Useful Life	Estimated Fair Value
Customer contracts and relationships	12 years	$580,000
Provider network	12 years	57,000
Technology-based intangible assets	14 years	27,000
Total intangible assets		$664,000

In connection with certain liabilities acquired in the VES acquisition, we have established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure is partially offset by an indemnification asset of $6.0 million. In the event that this dispute is settled for less than $6.0 million, we will return the indemnification asset to the sellers (as well as any difference between the settlement amount and $6.0 million). In the event that the settlement exceeds $6.0 million, we are entitled to utilize the indemnification asset, and if the settlement exceeds $12.0 million, pursue other recourse permitted under the purchase agreement. At this time $12.0 million remains our best estimate of this liability. In addition, we have established a tax liability of $11.8 million for uncertain tax positions within VES, partially offset by another indemnification asset of $6.7 million. Both indemnification assets are secured in third party escrow accounts and we have recourse to other funds in the event these contingencies exceed the escrow balances.
From the acquisition date of May 28, 2021 through June 30, 2021, the acquired business contributed revenue of $45.8 million and gross profit of $19.5 million. Amortization of intangible assets for the period through June 30, 2021 was $4.6 million.

The Federal division of Attain, LLC (Attain)
On March 1, 2021, we acquired all of Attain for a cash purchase price of $419.1 million. This business was integrated into our U.S. Federal Services Segment and is expected to strengthen our position to further design, develop, and deliver more innovative, impactful solutions and drive automation of processes to improve citizen engagement and the delivery of critical federal programs, as well as expand our presence in the U.S. Federal market. We utilized borrowings on the credit facility we had in place at the time, as well as cash on our balance sheet to fund the acquisition. The results of operations for Attain are included in our results from March 1, 2021.

We are in the process of finalizing the valuation as of March 1, 2021, of all acquired assets and assumed liabilities and, accordingly, the balances below represent our best estimate and are subject to change:

(in thousands)	Estimated fair value of assets and liabilities at acquisition date as of March 31, 2021	Adjustments	Estimated fair value of assets and liabilities at acquisition date as of June 30, 2021
Cash consideration, net of cash acquired	$419,864	$(767)	$419,097

Accounts receivable - billed, billable and unbilled	$39,274	$101	$39,375
Prepaid expenses and other current assets	1,336	(410)	926
Property and equipment, net	703	(703)	—
Operating lease right-of-use assets	25,089	(129)	24,960
Other assets	84	(10)	74
Intangible assets	105,000	—	105,000
Total identifiable assets acquired	171,486	(1,151)	170,335
Accounts payable and other liabilities	28,301	562	28,863
Operating lease liabilities, less current portion	26,786	(385)	26,401
Net identifiable assets acquired	116,399	(1,328)	115,071
Goodwill	303,465	561	304,026
Net assets acquired	$419,864	$(767)	$419,097

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
During the three and nine months ended June 30, 2021, the acquired business contributed revenue of $56.4 million and $74.8 million, respectively, and gross profit of $13.2 million and $17.1 million, respectively.

VES and Attain
The following table presents certain pro forma results for the three and nine months ended June 30, 2021 and 2020 and the twelve months ended June 30, 2021, as though the acquisitions of both VES and Attain had occurred on October 1, 2019. The twelve month information is consistent with that utilized in our debt covenant calculations. This pro forma information is presented for information purposes only and is not necessarily indicative of the results if the acquisition had taken place on that date. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, and estimates of interest expense based upon our total estimated borrowings, eliminate pre-acquisition transaction costs and reflect corresponding changes in our provision for income taxes. Acquisition related costs incurred by Maximus, VES and Attain have been excluded in the following pro forma results. These costs were $8.8 million, $52.2 million and $0.3 million, respectively.

	Unaudited pro forma results
	Three Months Ended June 30,		Nine Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020	2021
Revenue	$1,335,780	$996,462	$3,566,466	$2,934,920	$4,645,540
Cost of revenue	1,004,523	787,189	2,679,170	2,283,589	3,503,074
Gross profit	331,257	209,273	887,296	651,331	1,142,466
Selling, general, and administrative expenses	151,321	110,754	425,062	360,370	551,143
Amortization of intangible assets	21,301	25,090	63,856	75,868	88,586
Operating income	158,635	73,429	398,378	215,093	502,737
Interest expense	8,701	9,423	26,715	28,528	36,426
Other (expense)/income, net	(7,320)	(2,126)	(10,401)	(11,755)	(11,437)
Income before income taxes	142,614	61,880	361,262	174,810	454,874
Provision for income taxes	37,123	15,549	94,735	38,897	120,248
Net income	$105,491	$46,331	$266,527	$135,913	$334,626
Basic earnings per share	$1.70	$0.75	$4.30	$2.14	$5.40
Diluted earnings per share	$1.69	$0.75	$4.28	$2.13	$5.37
Dividends declared per share	$0.28	$0.28	$0.84	$0.84	$1.12
Weighted average shares outstanding:
Basic	62,064	61,882	62,028	63,463	62,001
Diluted	62,453	62,102	62,300	63,666	62,285

Other acquisitions
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
On August 21, 2020, we acquired 100% of the share capital of Index Root Korea Co. Ltd (Index Root) for an estimated purchase price of $5.4 million (6.3 billion South Korean Won), which includes acquisition-related contingent consideration estimated at $0.9 million (1.1 billion South Korean Won) based upon future earnings. We acquired Index Root to expand our geographic presence to South Korea. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $4.6 million and $1.4 million, respectively, related to the acquisition. During the second quarter of fiscal year 2021, we concluded that payment of the contingent consideration was unlikely and, accordingly, a benefit of $1.0 million was recorded within our acquisition expenses.

Changes in goodwill for the nine months ended June 30, 2021, were as follows:

(in thousands)	U.S. Services	U.S. Federal Services	Outside the U.S	Total
Balance as of September 30, 2020	$164,472	$381,719	$46,938	$593,129
Estimated effects of acquisitions	—	1,161,300	623	1,161,923
Foreign currency translation	—	—	2,743	2,743
Balance as of June 30, 2021	$164,472	$1,543,019	$50,304	$1,757,795

There have been no impairment charges to our goodwill.
The following table sets forth the components of intangible assets (in thousands):

	As of June 30, 2021			As of September 30, 2020
(in thousands)	Cost	Accumulated Amortization	Intangible Assets, net	Cost	Accumulated Amortization	Intangible Assets, net
Customer contracts and relationships	$921,023	$112,546	$808,477	$235,287	$90,302	$144,985
VES Provider network	57,000	396	56,604	—	—	—
Technology-based intangible assets	32,400	4,994	27,406	5,631	4,723	908
Trademarks and trade names	4,516	4,516	—	4,479	4,479	—
Total	$1,014,939	$122,452	$892,487	$245,397	$99,504	$145,893
As of June 30, 2021, our intangible assets have a weighted average remaining life of 11.2 years, comprising 11.2 years for customer contracts and relationships, 11.9 years for the provider network and 13.7 years for technology-based intangible assets. The estimated future amortization expense for the next five years for the intangible assets held by the Company as of June 30, 2021 is shown below. As noted above, we have not yet completed our assessment of the valuation of the intangible assets acquired with VES and Attain. These future amortization expenses represent our best estimate of future costs.

(In thousands)	Estimated Future Amortization Expense
Year ended September 30, 2021, Remainder of year	$20,518
Year ended September 30, 2022	82,025
Year ended September 30, 2023	82,009
Year ended September 30, 2024	81,885
Year ended September 30, 2025	81,678
Year ended September 30, 2026	81,551

6. Debt
Concurrent with the acquisition of VES, we entered into a new credit agreement (the "Credit Agreement"), which replaced our existing revolving credit facility.
The Credit Agreement has three components.
•A five year $1.10 billion term loan with interest payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus a margin dependent upon our leverage ratio. From the inception of the loan through June 30, 2021, the interest rate was LIBOR plus 1.75%.
•A seven year $400.0 million term loan with interest payable at the higher of LIBOR or 0.5%, plus 2.0%. From the inception of the loan through June 30, 2021, the interest rate was 2.5%.
•A $600.0 million revolving credit facility, which is repayable in full in May 2026. Interest on the revolving credit facility is based upon LIBOR plus a margin dependent upon our leverage ratio. From the inception of the loan through June 30, 2021, the interest rate was LIBOR plus 1.75%.
LIBOR is anticipated to be phased out over the next 18 months and alternative benchmark rates have been identified in this agreement. This is the only significant arrangement within the Company that utilizes LIBOR.

The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary. The Credit Agreement includes a number of covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt less unrestricted cash, not to exceed $75.0 million. With certain exceptions, the leverage ratio does not permit our total indebtedness to exceed four times our EBITDA, as defined by the Credit Agreement, calculated over the previous twelve months. We are in compliance with those covenants at this time, with a calculated net total leverage ratio of 2.4:1. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. Prior to the completion of the acquisition of VES, we entered into a bridging loan facility to ensure that funds were available in the event that our new credit facility would not be available in time. We did not use this interim facility. The $8.5 million cost of this facility was included within "other (expense)/income, net" on our consolidated statements of operations for the three and nine months ended June 30, 2021.
We estimate the fair value of its debt by discounting the future cash flows of each instrument using estimated market rates of debt instruments with similar maturities and credit profiles. These inputs are classified as Level 3 within the fair value hierarchy. At June 30, 2021, the carrying value reported in the consolidated balance sheet for our long-term debt approximated its fair value.
In addition to the Credit Agreement, we hold smaller credit facilities in Australia and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.
Our debt balances at June 30, 2021 and September 30, 2020 were as follows:

(in thousands)	June 30, 2021	September 30, 2020
Five year, $1.1 billion loan	$1,100,000	$—
Seven year, $400 million loan	400,000	—
New $600 million revolving credit facility	200,000	—
Old $400 million revolving credit facility	—	—
Subsidiary loan agreements	7,754	28,895
Total debt principal	1,707,754	28,895
Less unamortized debt-issuance costs and discounts	(14,033)	—
Total debt	1,693,721	28,895
Less current portion	(60,586)	(10,878)
Long-term debt	$1,633,135	$18,017
The scheduled repayments of our debt balance is as follows:

(In thousands)	Scheduled Debt Repayments
Year ended September 30, 2021, Remainder of year	$15,724
Year ended September 30, 2022	62,895
Year ended September 30, 2023	68,761
Year ended September 30, 2024	86,500
Year ended September 30, 2025	91,656
Thereafter	1,382,218
Total debt principal	$1,707,754
Derivative - Interest rate swap
In June 2021, we entered into an interest rate swap agreement for a notional amount of $300.0 million, effective June 28, 2021, with an expiration date of May 28, 2026, which hedged the floating LIBOR on a portion of the term loan (Tranche A, $1.10 billion balance) under the Credit Agreement to a fixed rate of 0.986%. We elected to designate this interest rate swap as a cash flow hedge for accounting purposes. At June 30, 2021, our derivative was in a $1.4 million net liability position and recorded in "other current liabilities" on our consolidated balance sheet. As this cash flow hedge is considered effective, any future gains and losses will be reflected within

Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. No ineffectiveness was recorded on this contract during the three or nine months ended June 30, 2021.
We are exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. At June 30, 2021,we had no collateral posted with its counterparty related to the derivatives.
The only assets or liabilities we had at June 30, 2021 that are recorded at fair value on a recurring basis is the interest rate swaps. Generally, the Company obtains its Level 2 pricing inputs from its counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

7. Supplemental Disclosures
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the nine months ended June 30, 2021, we purchased approximately 52,000 shares of our common stock at a cost of $3.4 million. During the nine months ended June 30, 2020, we purchased approximately 2,767,000 shares of our common stock at a cost of $167.0 million. At June 30, 2021, $146.7 million remained available for future stock repurchases.
During the nine months ended June 30, 2021, we granted approximately 366,000 restricted stock units (RSUs) to our employees. Most of these awards will vest ratably over four years, as opposed to five years in previous years. In addition, we awarded approximately 85,000 performance stock units in the nine months ended June 30, 2021, to certain executives that will vest at the end of a three-year performance period with the actual number of vested units dependent upon the Company's achievement of certain performance targets.
Our deferred compensation plan uses both mutual fund and life insurance investments to fund its obligations. The mutual funds are recorded at fair value, based upon quoted prices in active markets (Level 1), and the life insurance investments at cash surrender value; changes in value are reported in our consolidated statements of operations. At June 30, 2021, the deferred compensation plan held $28.9 million of the mutual fund investments.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other amounts included within current assets and liabilities that meet the definition of a financial instrument are shown at values equivalent to fair value due to the short-term nature of these items. Our accounts receivable billed and billable balance includes both amounts invoiced and amounts that are ready to be invoiced where the funds are collectible within standard invoice terms. Our accounts receivable unbilled balance includes balances where revenue has been earned but contractual terms preclude invoicing at June 30, 2021. Restricted cash represents funds which are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral for lease, credit card, or letter of credit arrangements, or where we hold funds on behalf of clients. Restricted cash is included within "prepaid expenses and other current assets" on our consolidated balance sheets and is included within "cash, cash equivalents, and restricted cash" in our consolidated statements of cash flows. A reconciliation of these balances is shown below.

	Balance as of
(in thousands)	June 30, 2021	September 30, 2020	June 30, 2020
Cash and cash equivalents	$96,110	$71,737	$81,548
Restricted cash (recorded within "prepaid expenses and other current assets")	17,126	16,824	14,440
Cash, cash equivalents, and restricted cash	$113,236	$88,561	$95,988
As noted in "Note 6 - Debt", we recently entered into new long term debt arrangements. Accordingly, we believe the balances disclosed approximates the fair value.

Supplementary Cash Flow Information

	Nine Months Ended June 30,
(in thousands)	2021	2020
Interest payments	$4,751	$1,200
Income tax payments	68,031	55,600
Cash payments included in the measurement of lease liabilities	75,172	83,700
Operating lease liabilities arising from new or remeasured right-of-use assets	18,537	39,900

8. Litigation
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
Medicaid claims
The Centers for Medicare and Medicaid Services (CMS) asserted two disallowances against a state Medicaid agency. The state contested the first disallowance and ultimately settled that claim for approximately $7.3 million. The second disallowance of approximately $19.9 million is still being contested by the state. The state is seeking reimbursement from us for the first disallowance ($7.3 million) and has indicated its intention to seek reimbursement of the second disallowance if its legal challenge is unsuccessful. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have reserved our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter.

9. Subsequent Events
On July 9, 2021, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on August 31, 2021, to shareholders of record on August 13, 2021. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.2 million.

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

Business Overview
We are a U.S.-based global company with approximately 34,000 employees dedicated to helping governments on four continents administer their health and human services programs. We help people connect to and interact with vital government programs so that they receive the necessary support they are eligible to receive. The demand for the provision of these services is driven by numerous factors including aging populations with complex healthcare needs; rising living standards in emerging markets creating new demands for our services; growing complexity of programs, such as evolving eligibility requirements; the creation of new programs and initiatives such as long-term services and support, and the urgent need to support a surge in demand to help governments respond to the public health emergency. The coronavirus (COVID-19) global pandemic has required governments to implement new operational models to ensure public safety and this has led to an increased appetite for public-private partnerships due to availability of increased flexibility, scalability, and accountability, particularly in a time when government customers are looking for ways to dramatically increase services to meet the surging demand and subsequent strain on their agencies.
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
The pandemic resulted in both favorable and unfavorable impacts to Maximus. Underscoring the importance of the services we provide, many of our U.S. contracts were designated as ‘‘essential’’ by government agencies in the midst of the pandemic. Continued operations of these programs ensure vulnerable individuals and families can access vital healthcare and safety-net services during these uncertain times. Due to the pandemic, some of the programs we support experienced temporary changes at the direction of our customers which reduced volume, revenue, and profit on certain large programs. However, we have also been successful in winning new contracts tied to the urgent need to support public health initiatives such as contact tracing, disease investigation, unemployment insurance programs, and supporting efforts around vaccine administration, scheduling, and registration to help governments slow the spread of COVID-19. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19, and we believe our operations support programs that are essential for their safety and wellbeing.
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
In March 2021, Maximus closed our acquisition of the Federal division of Attain, LLC (Attain). This acquisition expanded Maximus’ technology capabilities in application development and modernization, enterprise business solutions, cybersecurity, and the data sciences including advanced analytics & machine learning. These capabilities address U.S. Federal IT spending imperatives while also being applicable to our business process outsourcing (BPO) solutions. They add to our existing portfolio of technology solutions comprised of modernization of systems and information technology infrastructure; infrastructure operations and support; software development, operations and support; and data analytics. Attain’s reputation as an innovator and experience as a forward-thinking technology provider are valuable additions to the U.S. Federal Services Segment and Maximus as a whole.
On May 28, 2021, Maximus completed the acquisition of VES, a leading provider of medical disability examinations to determine Veterans’ eligibility for compensation and pension benefits. The acquisition broadens our independent and conflict free clinical BPO services at scale. The acquisition provides us with key qualifications that we believe will assist governments with challenges they face around shifting demographic and policy priorities. VES’s connection with the U.S. Department of Veterans Affairs allows Maximus to pursue new opportunities with a wider set of customers, both federally and state, that are seeking independent and clinically based services. VES complements the Attain combination by expanding our support of the VA and creating new opportunities to apply digital solutions to improve citizen services.

In fiscal year 2020, we acquired InjuryNet Australia Pty Limited (InjuryNet) in Australia and Index Root Korea Co. (Index Root) in South Korea, which we integrated into our Outside the U.S. Segment. The InjuryNet acquisition broadens our customer offerings to include health oriented contracts in Australia and the Index Root acquisition enabled entry into South Korea to provide employment services.

Financial Overview
The acquisitions of VES and Attain have affected our results as follows:
•Our year to date revenue and gross profit includes an additional $120.6 million and $36.6 million, respectively, attributable to these two acquisitions, which will be included in our U.S. Federal Services Segment. Given the integration of these businesses into our cost structure, it is impracticable to calculate the effect of the acquisitions on our operating income.
•We incurred acquisition expenses through June 2021, of $8.8 million relating to these transactions, principally for legal, advisory and insurance services.
•Our intangible assets increased by $769.0 million, which will be amortized over the next 14 years.
•These acquisitions have been funded by an increase in our debt. At the beginning of this fiscal year, we had no outstanding indebtedness within the United States and some international balances to cover acquisitions and general working capital matters. To fund the acquisitions, we took on $1.5 billion of fixed term debt and entered into a new revolving credit facility. While we anticipate reducing this debt over the next few quarters, the cost of this debt, including interest expenses and the cost of the debt facilities, have increased our financing costs. To comply with the terms of the VES purchase agreement, we entered into a financing commitment arrangement (the interim financing). The cost of this interim facility was approximately $8.5 million, which has been recorded in "other (income)/expense, net" on our consolidated statement of operations.
The COVID-19 pandemic, and the responses of our customers, has had an effect on our results for the three and nine months ended June 30, 2021.
•We have continued to experience significant revenue growth in new work to assist governments in their COVID-19 response efforts. This has mitigated the effect of declines in some of our established programs, particularly those which rely upon payments per transaction. The COVID-19 response work in the three and nine months ended June 30, 2021, resulted in approximately $460 million and $860 million of revenue, respectively. We anticipate COVID response work will contribute more than $1 billion for the full fiscal year 2021.
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
Our organic growth has been partially offset by the anticipated decline in revenues from our Census Questionnaire Assistance (CQA) contract, which has concluded during fiscal year 2021. We earned $170.4 million and $313.2 million less revenue in the three and nine months ended June 30, 2021, respectively, compared to the respective periods in fiscal year 2020. In addition, a number of contracts in the start-up phase within our Outside the U.S. Segment have reported expected losses as these projects commence. They are anticipated to reach profitability in fiscal year 2022.

Results of Operations
Consolidated
The following table sets forth, for the periods indicated, selected statements of operations data:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Revenue	$1,243,520	$901,337	$3,148,354	$2,537,701
Cost of revenue	951,664	715,734	2,419,785	2,023,550
Gross profit	291,856	185,603	728,569	514,151
Gross profit percentage	23.5%	20.6%	23.1%	20.3%
Selling, general and administrative expenses	140,129	89,582	364,498	283,662
Selling, general and administrative expense as a percentage of revenue	11.3%	9.9%	11.6%	11.2%
Amortization of intangible assets	12,132	8,712	23,718	26,734
Operating income	139,595	87,309	340,353	203,755
Operating income percentage	11.2%	9.7%	10.8%	8.0%
Interest expense	3,087	616	4,049	1,565
Other (expense)/income, net	(8,289)	(671)	(9,584)	621
Income before income taxes	128,219	86,022	326,720	202,811
Provision for income taxes	33,724	21,558	87,534	51,963
Effective income tax rate	26.3%	25.1%	26.8%	25.6%
Net income	$94,495	$64,464	$239,186	$150,848
Basic earnings per share	$1.52	$1.04	$3.86	$2.38
Diluted earnings per share	$1.51	$1.04	$3.84	$2.37
Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail.
Changes in revenue, cost of revenue, and gross profit for the three months ended June 30, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three Months Ended June 30, 2020	$901,337		$715,734		$185,603
Effect of Census Questionnaire Assistance 2020 (CQA) contract	(170,385)	(18.9)%	(138,431)	(19.3)%	(31,954)	(17.2)%
Organic effect	387,163	43.0%	284,616	39.8%	102,547	55.3%
Net acquired growth	102,750	11.4%	71,730	10.0%	31,020	16.7%
Currency effect compared to the prior period	22,655	2.5%	18,015	2.5%	4,640	2.5%
Three months ended June 30, 2021	$1,243,520	38.0%	$951,664	33.0%	$291,856	57.2%

Changes in revenue, cost of revenue, and gross profit for the nine months ended June 30, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Nine Months Ended June 30, 2020	$2,537,701		$2,023,550		$514,151
Effect of Census Questionnaire Assistance 2020 (CQA) contract	(313,155)	(12.3)%	(263,483)	(13.0)%	(49,672)	(9.7)%
Organic effect	754,594	29.7%	534,434	26.4%	220,160	42.8%
Net acquired growth	125,092	4.9%	90,635	4.5%	34,457	6.7%
Currency effect compared to the prior period	44,122	1.7%	34,649	1.7%	9,473	1.8%
Nine Months Ended June 30, 2021	$3,148,354	24.1%	$2,419,785	19.6%	$728,569	41.7%
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
Our SG&A expense has increased year-over-year due primarily to:
•acquisition expenses, primarily due to Attain and VES, as well as the additional cost base from these acquired businesses;
•severance expenses in the United States in the first quarter of fiscal year 2021, which are expected to provide a benefit for the remainder of the fiscal year;
•information technology initiatives, including migration of data systems to the cloud;
•additional costs to address the COVID-19 pandemic;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity; and
•increases in our scope of operations, which increases our administrative base.
Our amortization of intangible assets declined after the first fiscal quarter of 2021 as a large asset related to the U.S. Census contract was fully amortized. The acquisitions of VES and Attain are expected to add an annual amortization charge of $65.5 million. To assist users of our financial statements going forward, we will present results excluding the effects of the amortization of intangible assets.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
Operating income	$139,595	$87,309	$340,353	$203,755
Amortization of intangible assets	12,132	8,712	23,718	26,734
Operating income excluding amortization of intangible assets - non-GAAP	$151,727	$96,021	$364,071	$230,489

Net income	$94,495	$64,464	$239,186	$150,848
Amortization of intangible assets adjusted for income taxes	8,941	6,529	17,364	19,884
Net income excluding amortization of intangible assets - non-GAAP	$103,436	$70,993	$256,550	$170,732

Diluted earnings per share	$1.51	$1.04	$3.84	$2.37
Effect of amortization of intangible assets on diluted earnings per share	0.15	0.10	0.28	0.31
Diluted earnings per share excluding amortization of intangible assets - non-GAAP	$1.66	$1.14	$4.12	$2.68
Our interest expense increased as we borrowed funds to acquire VES and Attain. We anticipate an additional $10 million of interest expense for the remainder of the fiscal year. As part of the VES acquisition, we incurred additional charges related to the interim financing. The $8.5 million cost of this funding was recorded within "other (income)/expense, net" on our consolidated statement of operations.
Our effective income tax rate for the three months ended June 30, 2021 and 2020, was 26.3% and 25.1%, respectively. Our effective income tax rate for the nine months ended June 30, 2021 and 2020, was 26.8% and 25.6%, respectively. Our projected annual effective income tax rate for the full fiscal year 2021 is between 25% and 25.5%.
U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services (BPS) such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act (ACA), Medicaid, the Children’s Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. The segment also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$436,338	$336,950	$1,269,487	$957,929
Cost of revenue	331,524	243,921	946,231	689,856
Gross profit	104,814	93,029	323,256	268,073
Operating income	62,208	61,033	206,601	165,440
Gross profit percentage	24.0%	27.6%	25.5%	28.0%
Operating income percentage	14.3%	18.1%	16.3%	17.3%
Our revenue and cost of revenue for the three month period ended June 30, 2021, increased 29% and 36%, respectively, compared to the same period in fiscal year 2020. Our revenue and cost of revenue for the nine month period ended June 30, 2021, increased 33% and 37%, respectively, compared to the same period in fiscal year 2020. All growth was organic.
Our growth for the three and nine months ended June 30, 2021, is driven by approximately $164 million and $450 million of COVID-19 response work, respectively. This work is short-term and has offset revenue declines resulting from constraints on many of our core programs. Among other factors, we are reporting lower volumes of transactions on redetermination contracts as states have paused Medicaid redeterminations as a condition for receiving enhanced U.S. Federal matching funds. In certain cases, redeterminations provide a significant part of our activity within volume-based contracts. The decline in profit margins is principally from these core programs operating at reduced capacity. As the pandemic restrictions ease, we anticipate that our short-term response work will decline and our core programs will recover, but the timing of the recovery is uncertain.
We anticipate operating income margins for the full fiscal year 2021 will be between 16% and 17%.
U.S. Federal Services Segment
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Propelled by the Maximus Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the charge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions and manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention (CDC) for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security (CARES) Act and Economic Impact Payment Service Plan.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$617,601	$450,143	$1,352,982	$1,210,105
Cost of revenue	461,825	365,420	1,040,577	977,603
Gross profit	155,776	84,723	312,405	232,502
Operating income	86,129	39,233	139,528	101,047
Gross profit percentage	25.2%	18.8%	23.1%	19.2%
Operating income percentage	13.9%	8.7%	10.3%	8.4%

Changes in revenue, cost of revenue, and gross profit for the three months ended June 30, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended June 30, 2020	$450,143		$365,420		$84,723
Effect of CQA contract	(170,385)	(37.9)%	(138,431)	(37.9)%	(31,954)	(37.7)%
Organic growth from other contracts	236,222	52.5%	165,444	45.3%	70,778	83.5%
Net acquisitions and disposals	101,621	22.6%	69,392	19.0%	32,229	38.0%
Three months ended June 30, 2021	$617,601	37.2%	$461,825	26.4%	$155,776	83.9%
Changes in revenue, cost of revenue, and gross profit for the nine months ended June 30, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Nine months ended June 30, 2020	$1,210,105		$977,603		$232,502
Effect of CQA contract	(313,155)	(25.9)%	(263,483)	(27.0)%	(49,672)	(21.4)%
Organic growth from other contracts	338,310	28.0%	244,401	25.0%	93,909	40.4%
Net acquisitions and disposals	117,722	9.7%	82,056	8.4%	35,666	15.3%
Nine months ended June 30, 2021	$1,352,982	11.8%	$1,040,577	6.4%	$312,405	34.4%
Our revenue and cost of revenue for the three month period ended June 30, 2021, increased 37% and 26%, respectively, compared to the same period in fiscal year 2020. Our revenue and cost of revenue for the nine month period ended June 30, 2021, increased 11.8% and 6.4%, respectively, compared to the same period in fiscal year 2020. The primary drivers were:
•As anticipated, the CQA (U.S. Census) contract has ended.
•We estimated that our incremental revenue from assisting the U.S. Federal Government with its COVID-19 response for the three and nine months ended June 30, 2021 was $280 million and $370 million, respectively. This short-term work has earned relatively high margins, which has offset the tempering of margins on performance-based contracts, such as independent medical reviews for worker's compensation programs that declined sharply since the onset of the pandemic.
•Our results include those of VES (from May 28, 2021) and Attain (from March 1, 2021).
We anticipate the operating margin for this segment to be between 10% and 11% for the full fiscal year 2021, due to the benefit of VES's higher margins.

Outside the U.S. Segment
Delivering support to people from different backgrounds, cultures, and communities, our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the United Kingdom (U.K.), including the Health Assessment Advisory Service (HAAS), the Work & Health Programme, Fair Start, and Restart; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$189,581	$114,244	$525,885	$369,667
Cost of revenue	158,315	106,393	432,977	356,091
Gross profit	31,266	7,851	92,908	13,576
Operating income/(loss)	8,293	(5,817)	27,890	(33,549)
Gross profit percentage	16.5%	6.9%	17.7%	3.7%
Operating income/(loss) percentage	4.4%	(5.1)%	5.3%	(9.1)%
Changes in revenue, cost of revenue, and gross profit for the three months ended June 30, 2021, are summarized below

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Three months ended June 30, 2021	$114,244		$106,393		$7,851
Organic growth	51,553	45.1%	31,569	29.7%	19,984	NM
Acquired growth	1,129	1.0%	2,338	2.2%	(1,209)	NM
Currency effect compared to the prior period	22,655	19.8%	18,015	16.9%	4,640	NM
Three months ended June 30, 2021	$189,581	65.9%	$158,315	48.8%	$31,266	NM

NM - Changes are not meaningful.
Changes in revenue, cost of revenue, and gross profit for the nine months ended June 30, 2021, are summarized below.

	Revenue		Cost of Revenue		Gross Profit
	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change	Dollars in thousands	Percentage change
Nine months ended June 30, 2021	$369,667		$356,091		$13,576
Organic growth	104,726	28.3%	33,658	9.5%	71,068	NM
Acquired growth	7,370	2.0%	8,579	2.4%	(1,209)	NM
Currency effect compared to the prior period	44,122	11.9%	34,649	9.7%	9,473	NM
Nine months ended June 30, 2021	$525,885	42.3%	$432,977	21.6%	$92,908	NM

NM - Changes are not meaningful.
This segment has seen organic growth in revenue and profit, as well as acquired growth and currency benefits during fiscal year 2021.

Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. Revenue is recognized based on our estimate of the number of individuals whom we anticipate reaching these milestones. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. As the effects of the COVID-19 pandemic became clear during fiscal year 2020, our revenue was significantly tempered as unemployment rose and available employment opportunities declined. As fiscal year 2021 has progressed, market conditions, particularly within Australia, have provided us with more placements than we anticipated and increased our estimates of future outcomes, increasing our revenue.
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
As pandemic restrictions ease and economies emerge from the pandemic-related lockdowns, we anticipate robust markets for our employment services and a return to pre-pandemic levels for our health assessments services. In addition, we have recently been awarded significant contracts in the United Kingdom under the UK Restart program, in addition to smaller contracts in Italy, Saudi Arabia, South Korea, and Sweden. As is typical, we anticipate that these contracts will incur start-up losses that should impact our fourth fiscal quarter before moving to profitability in the second half of fiscal year 2022. Accordingly, we anticipate this segment will realize an operating loss during the fourth quarter of this fiscal year.

Liquidity and Capital Resources
Our cash flows for the nine months ended June 30, 2021, include payments of $1.36 billion and $419.1 million to cover our acquisitions of VES and Attain, respectively, supported by $1.68 billion of net financing from our new credit facility. Our new credit facility includes a five year $1.10 billion term loan, a seven year $400.0 million term loan and a $600.0 million revolving credit facility, which is repayable in full in May 2026. Interest on these loans are typically based upon the combination of a fixed margin and a variable rate, which is currently based upon the London Interbank Offering Rate (LIBOR). From July 2021, our fixed rate will be based upon a net total leverage ratio as defined in our credit agreement. At this time, our net total leverage ratio is 2.4:1. We believe that this loan facility, as well as our existing cash flows from operations, will provide us with the ability to sustain our operations and meet the short-term debt repayment requirements. We do not anticipate additional significant acquisition activity in the near term while we integrate the Attain and VES acquisitions and we plan to use most of our free cash flow to pay down debt to reduce our leverage ratio.
At June 30, 2021, we had approximately $96.1 million in unrestricted cash and $400.0 million of liquidity available on our $600.0 million revolving corporate credit facility.
We have no requirement to remit funds from our foreign locations to the United States. Current U.S. law enables us to transfer cash from our foreign locations on a tax-free basis. We will continue to explore opportunities to remit additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States.

Cash Flows
The following table provides a summary of our cash flow information for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30,
(in thousands)	2021	2020
Net cash from/(used in):
Operations	$246,659	$96,083
Investing activities - VES	(1,360,231)	—
Investing activities - Attain	(419,097)	—
Investing activities - other	(32,278)	(27,412)
Financing activities	1,586,792	(89,001)
Effect of exchange rate changes on cash and cash equivalents	2,830	(174)
Net increase in cash, cash equivalents, and restricted cash	$24,675	$(20,504)

Our cash flows from operations in fiscal year 2020 were tempered by the initial effects of the COVID-19 pandemic, including reductions in our business, delays in collecting cash and additional costs required to continue our operations. Our cash flows from operations in fiscal year 2021 benefited from increased revenues from organic and acquired businesses. On a pro forma basis, our DSO at June 30, 2021 is consistent with that at September 30, 2020 and remains within our target range.

(in days)	Days Sales Outstanding
September 30, 2020	77
December 31, 2020	75
March 31, 2021 (pro forma to reflect Attain acquisition)	70
June 30, 2021 (pro forma to reflect VES acquisition)	77
Target Range	65 - 80

Cash used in investing activities for the nine months ended June 30, 2021, was $1.81 billion, principally for the acquisitions of VES and Attain. We have finalized the purchase price of Attain and paid the balance due to the sellers in the third quarter of fiscal year 2021. We are in the process of estimating our final payment to the sellers of VES.
Cash provided by financing activities in the nine months ended June 30, 2021, was $1.59 billion, compared to $89.0 million of cash used in the comparative period. In May 2021, we entered into a new credit facility comprising up to $2.1 billion in available funds; a five year $1.10 billion term loan, a seven year $400.0 million term loan and a $600.0 million revolving credit facility, which is repayable in full in May 2026. We utilized $200 million of the revolving credit facility at June 2021.
To supplement our statements of cash flows presented on a GAAP basis, we use the measure of free cash flow to analyze the funds generated from operations.

	Nine Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operations	$246,659	$96,083
Purchases of property and equipment and capitalized software costs	(32,133)	(28,436)
Free cash flow - non-GAAP	$214,526	$67,647

Critical Accounting Policies and Estimates
As of June 30, 2021, there have been no changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Non-GAAP Measures
We utilize non-GAAP measures where we believe it will assist users of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operations, net income or earnings per share as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
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
Our recent acquisitions have resulted in significant intangible assets which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. Accordingly, we have calculated our operating profit, net income and earnings per share excluding the effect of the amortization of intangible assets. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.
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
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. Where our DSO is affected by acquisitions, such as the VES acquisition in May 2021, we will perform the DSO calculation on a pro forma basis, including the acquired revenue for the fiscal quarter.
As noted above, we have a $2.1 billion corporate credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement.

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
•Our corporate credit facility requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included the effects of VES and Attain in the table below.
We have provided a reconciliation from net income to Adjusted EBITA, Adjusted EBITDA and Pro Forma Adjusted EBITDA as shown below. Our current credit facilities utilized a different version of EBITDA from that of the credit facility used in prior years.

	Nine Months Ended June 30,	Trailing Twelve Months Ended June 30,
(in thousands)	2021	2021
Net income	$239,186	$302,847
Interest expense	4,049	4,543
Other (expense)/income, net	9,584	9,362
Provision of income taxes	87,534	108,124
Amortization of intangible assets	23,718	32,618
Stock compensation expense	20,823	26,973
Acquisition-related expenses	9,597	10,056
Gain on sale of a business	—	(12)
Adjusted EBITA - non-GAAP	$394,491	$494,511
Depreciation and amortization of property, plant, equipment and capitalized software	33,664	50,696
Adjusted EBITDA - non-GAAP	$428,155	$545,207
Pro forma adjusted EBITDA related to acquisitions	92,398	129,364
Pro Forma Adjusted EBITDA - non-GAAP	$520,553	$674,571

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates and counterparty risk. We use derivative instruments to manage selected interest rate exposures.
Foreign Currency Risk
At June 30, 2021, we held net assets denominated in currencies other than the U.S. Dollar of $188.7 million. Of this balance, we had net monetary assets of $101.0 million, including cash and cash equivalents $65.0 million. We consider monetary assets to be those which which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt.
A hypothetical 10% favorable or unfavorable exchange rate movement across currencies would have a positive or negative effect on our annual comprehensive income of $18.9 million and would increase or decrease our cash and cash equivalents and our net monetary assets by $6.5 million and $10.1 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our outstanding debt. The interest expense associated with the two term loans and revolver will vary with market rates. The Tranche A Term Loan (principal balance $1.10 billion) and the revolver (principal balance of $200.0 million) both have a LIBOR floor of 0% and Tranche B Term Loan (principal balance of $400.0 million) has a LIBOR floor of 0.5%. We have an interest rate swap with a notional amount of $300.0 million related to the Tranche A Term Loan. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense. A hypothetical 100 basis point increase in interest rates would have a negative effect on annual earnings in the amount of $12.3 million and a 100 basis point decrease in interest rates would have a positive impact on annual earnings of $0.9 million. We based this sensitivity calculation on the one month LIBOR rate of 0.087% in accordance with the most recent measurement date specified in the Credit Agreement.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. All of our counterparties have investment grade credit ratings; accordingly, we anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. Our agreements outline the conditions upon which it or the counterparties are required to post collateral. At June 30, 2021, we had no collateral posted with our counterparties related to the derivatives.

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
In May 2021, we acquired VES Group, Inc. We are in the process of integrating this business into our existing control environment.

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

Risks related to our acquisitions of the Federal business of Attain, LLC (“Attain”) and VES Group Inc. (“VES”).
Our indebtedness following the completion of the VES acquisition is significant and could adversely affect our business and our ability to meet our obligations. In connection with the VES acquisition, we incurred significant additional indebtedness. Our new indebtedness contains financial or other covenants that limit our operational flexibility. In addition, the increased indebtedness of the Company following the VES acquisition could adversely affect us in a number of other ways, including:
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
We may experience difficulties in integrating our operations with those of Attain and VES and realizing the expected benefits of these acquisitions. Although we currently anticipate that both the Attain acquisition and the VES acquisition (the “Acquisitions”) will be accretive to earnings per share in fiscal 2022, this expectation is based on assumptions about Maximus', Attain’s and VES’s business and preliminary estimates, which may change materially. The benefits of the Acquisitions will depend, in part, on our ability to successfully combine the businesses of Attain, VES, and Maximus, which currently operate as independent companies and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame, or may never realize these benefits and the value of our common stock may be harmed.
The Acquisitions involve the integration of Attain’s and VES’s businesses with our existing business, which is expected to be a costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls at one or all three of the companies as a result of the devotion of management’s attention to the Attain and VES integration efforts.
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

2.1
Stock Purchase Agreement dated as of April 20, 2021 by and among VES Group, Inc., each of the parties identified as a “Shareholder” on the signature pages thereto, George C. Turek, in his capacity as Shareholder Representative as set forth in therein, Maximus Federal Services, Inc., and Maximus, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 26, 2021).*

10.1		Credit Agreement, dated as of May 28, 2021 by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and each of JPMorgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities Inc. and Wells Fargo Securities, LLC, in their capacities as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2021).**

31.1	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	s	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	❖	Section 906 Principal Executive Officer Certification.

32.2	❖	Section 906 Principal Financial Officer Certification.

101
The following materials from the Maximus, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Unaudited Consolidated Financial Statements. Filed electronically herewith.

104		Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101)
_____________________________________________________
*     Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**     Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.
s    Filed herewith.
❖    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Maximus, Inc.

Date: August 5, 2021	By:	/s/ Richard J. Nadeau
Richard J. Nadeau
Chief Financial Officer
(On behalf of the registrant and as Principal Financial and Accounting Officer)