Form 10-K
period 2021-09-30
MAXIMUS, INC.
filed 2021-11-18
CIK 1032220

As filed with the Securities and Exchange Commission on November 18, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________.
Commission file number: 1-12997

Maximus, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1891 Metro Center Drive, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 251-8500
(Registrant's telephone number, including the area code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2021 was $5,420,739,618 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 61,954,267 shares of the registrant's Common Stock outstanding as of November 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on March 15, 2022, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise specified, references in this Annual Report on Form 10-K to "our," "we," "us," "Maximus," the "Company," and "our business" refer to Maximus, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "opportunity," "could," "potential," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will," and similar references to future periods.
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus ("COVID-19") global pandemic, and vaccine mandate implications, and our recent acquisitions are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•a failure to meet performance requirements in our contracts, which might lead to contract termination and actual or liquidated damages;
•our failure to successfully bid for and accurately price contracts to generate our desired profit;
•the effects of future legislative or government budgetary and spending changes;
•the impact of the Biden Administration on federal procurement, federal funding to states' safety-net programs, and the overall decision-making process related to our industry, including our business and customers;
•our ability to manage our growth, including acquired businesses;
•difficulties in integrating or achieving projected revenues, earnings, and other benefits associated with acquired businesses;
•the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;
•our ability to manage capital investments and startup costs incurred before receiving related contract payments;
•our ability to manage our debt;
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

PART I
Item 1. Business
General
We are a leading operator of government health and human services programs worldwide. We are a responsible and reliable contracting partner to governments under our mission of Helping Government Serve the People®. Governments rely on our financial stability and proven expertise in helping people connect and use critical government programs. We use our experience, business process management expertise, innovation, and technology solutions to help government agencies run effective, efficient, and accountable programs.
Our primary portfolio of work is tied to business process services ("BPS") in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from unemployment insurance and the Affordable Care Act ("ACA") in the United States ("U.S."), an evolving digital transformation to meet the modernization needs of our clients, and a growing footprint in clinical services including assessments, appeals, and independent medical reviews in multiple geographies. Our growth has been supplemented by strategic acquisitions.
Most recently, we experienced both favorable and unfavorable impacts as a result of the Coronavirus ("COVID-19") global pandemic. Underscoring the importance of the services we provide, many of our U.S. contracts were designated as "essential" by government agencies in the midst of the pandemic. Keeping these programs open assists vulnerable individuals and families to access vital healthcare and safety-net services during these uncertain times. While some of the programs we support have experienced reduced volumes due to the pandemic, we have also been successful in winning new contracts tied to public health initiatives such as vaccine information hotlines and unemployment insurance programs to help governments respond to the COVID-19 crisis. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19. As a result, we believe our operations support programs that are vital for their safety and wellbeing.
We continue to execute upon our three-fold strategy to accelerate our progress and drive the next phase of our growth through:
•Digital transformation. We are using digital technologies to transform the experience of our customers and our employees. We believe that these technologies can help our government clients run their programs in a more streamlined manner and make it easier for individuals to interact with these programs.
•Clinical evolution. We are expanding our clinical-related services and are experienced at delivering clinical BPS at scale. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services, and adjudicate complicated benefits appeals. With the formation of Maximus Public Health ("MPH"), we are able to serve as a resource to governments as they respond to public health threats. These efforts include providing health information and COVID-19 test results and vaccination information through our citizen engagement centers in key states and counties across the nation.
•Market expansion. We continue with our existing strategy to expand our markets by bringing our core capabilities to new programs and clients, adding new capabilities to access adjacent markets, and through geographic expansion. In fiscal year 2021, we expanded our clinical assessments and public health work, and completed two acquisitions in the United States to increase our digital and clinical capabilities, as well as create stronger relationships in key U.S. federal government agencies.
The macro-trends for our business remain unchanged. As the pandemic has underscored, governments around the world need better solutions to deliver on policy priorities that can change rapidly. Social welfare programs that reflect long-term societal commitments and priorities increasingly face rising demand, shifting demographics, and unsustainable program costs. Maximus is well positioned to address these challenges and be a transformative partner through our scalable, cost-effective, and operationally efficient services for a wide range of government programs.

To supplement our core business, we have an active program to identify potential strategic acquisitions to enable long-term, sustainable, organic growth by continuing to build scale, enhance our clinical and digital capabilities, and extend into new market areas. As we evaluate potential acquisitions to move forward in a strategic and thoughtful way, we are mindful that acquisitions must create long-term shareholder value. Our recent acquisitions further our progress on our long-term strategy.
•In March 2021, we acquired the Federal business of Attain, LLC ("Attain"). The additional capabilities from Attain meaningfully expand our technology consulting and growing systems integration skills, increasing our ability to address the most pressing information technology ("IT") needs of our Federal clients while providing internal opportunities to improve the quality and efficiency of our business process services operations. Attain is delivering on complex program challenges for critical clients, while gaining the ability to bid on larger opportunities through newly available contract vehicles.
•In May 2021, we acquired Veterans Evaluation Services Group, Inc. ("VES"), a leading provider of Medical Disability Examinations ("MDEs") for the Department of Veterans Affairs ("VA"). This acquisition accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. Prior to VES, approximately 15% of our work was clinical in nature whereas it now accounts for approximately 25% of our portfolio.
•In November 2018, we acquired the citizen engagement centers business previously operated by General Dynamics Information Technology.
These acquisitions, coupled with our 2015 acquisition of Acentia, LLC, provide increased scale, customer base, and competitive advantages in our business with the U.S. Federal Government. Our primary clients are national, state, and provincial government agencies.
For the year ended September 30, 2021, approximately 39% of our total revenue was derived from U.S. state government agencies, 42% from U.S. Federal Government agencies, 16% from foreign government agencies and the balance from other sources, including local municipalities and commercial customers.
Our Business Segments
We operate our business through three segments: U.S. Services, U.S. Federal Services, and Outside the U.S. We operate in the U.S., Australia, United Kingdom ("U.K."), Canada, Saudi Arabia, Singapore, Italy, Sweden, and South Korea.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets, and related financial information for the 2021, 2020, and 2019 fiscal years, see "Note 3. Business Segments" within Item 8 of this Annual Report on Form 10-K.
U.S. Services Segment
Our U.S. Services Segment generated 39% of our total revenue in fiscal year 2021.
Our U.S. Services Segment provides a variety of BPS such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including ACA, Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. The segment also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.
Approximately 69% of our revenue for this segment comes from our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
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
•Beneficiary outreach, education, eligibility, enrollment, and redeterminations services.

As a leading player in many of the health program administration markets that we serve, we believe:
•We are one of the largest providers of Medicaid enrollment services in the U.S.
•We are a leading provider of CHIP services and state-based health insurance exchange operations.
•We have established a sizeable presence in the public health market with vaccine distribution work and other COVID-19 response work.
Approximately 8% of the segment's revenue is from our independent appeals and person-centered assessments services primarily under Medicaid Long-Term Care. These services help governments engage with program recipients while at the same time helping them improve the efficiency, cost-effectiveness, quality, and accountability of their health and disability benefits programs. These include person-centered independent disability, long-term sick, and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews ("PASRR") and Independent Developmental Disability ("IDD") assessments. We are a leading provider of such services in the United States.
Approximately 19% of the segment's fiscal year revenue is from employment and children services programs. Employment services cover a number of attributes, including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Maximus supports more than 15 states and their efforts with unemployment insurance as a result of COVID-19. Children services include full and specialized child support case management services, customer contact center operations, and program and systems consulting services.
The rest of the segment's fiscal year revenue is from specialized consulting services.
Payment for our services varies from contract to contract based upon factors such as the priorities of the customer and the willingness to share risks and rewards. Some contracts are performed on a cost-plus basis, where we receive revenue based upon the hours and costs incurred and typically operate at lower margins. Most contracts include a level of performance-based compensation, a fixed fee, or a mixture of both, with fees being based upon call volumes, populations served, or appeals processed. Our workforce services contracts typically have outcome-based payments in an effort to incentivize providers to ensure that we help job seekers find long-term sustained employment and achieve economic independence.
The segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles.
During fiscal year 2021, we earned 22% of our segment revenues from the State of New York. A small number of large states comprise a significant share of this segment's revenue. In addition, even though the majority of our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. Federal Government in the form of cost-sharing arrangements with the states, as is the case with Medicaid.
U.S. Services Market Environment
We believe that effectively managing healthcare costs, as well as improving quality and access to healthcare, is a major policy priority for governments. Further, President Biden has indicated that his healthcare platform will use the foundation of the ACA to expand access, lower costs, and simplify the process for individuals and families. Governments seek efficient and cost-effective solutions to manage their public health benefits programs. This includes programs meant to support individuals with disabilities and long-term medical conditions, as well as individuals with shorter-term health conditions.
In response to the global COVID-19 pandemic, Maximus established itself in the public health market through our contact tracing, disease investigation, and pandemic response work. We believe there will be continued demand for a variety of services as states grapple with improving their long-term public health infrastructure in the wake of the global pandemic.
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

Our primary competitors are government in-sourced operations. External competitors include Conduent, Automated Health Systems, Faneuil, KePro, MTX Group, and Deloitte. In some services, we compete against specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. We consider ourselves to be a significant competitor in the markets in which we operate as we are one of the largest provider of Medicaid and CHIP administrative programs and operate many of the state-based health insurance exchanges.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 45% of our total revenue in fiscal year 2021.
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government Agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES which manages the clinical evaluation process for U.S. veterans and service members on behalf of the VA.
The segment further supports clinical offerings in public health with new work supporting the Federal Government's COVID-19 response efforts. This included:
•Expanded work with the Centers for CDC for their helpline;
•An outbound customer support center for the Office of the Assistant Secretary for Health to notify individuals throughout the U.S. of their COVID-19 test result; and
•IRS Wage and Investment Division response efforts to general inquiries regarding the CARES Act and Economic Impact Payment Service Plan.
Following the Attain and VES acquisitions during fiscal year 2021, we believe this segment is in a solid position to execute on our long-term organic growth goals as we are already seeing the anticipated benefits of these acquisitions to the combined companies and to our clients.
Serving as the platform upon which we will grow our IT services, Attain brings needed skills and experience and enables us to systematize how we conduct digital projects. Attain is comprised of the experts who helped successfully pioneer the first large-scale implementation of a cloud-computing solution for a federal department. They are a great team of problem solvers with inventive ideas, deep industry knowledge, and the proven capabilities of experienced leaders with track records of success.
Attain's core capabilities build further upon our cloud-based solutions and include:
•Application development & modernization: Modernize, develop, and deliver solutions utilizing automation, agile, and DevSecOps practices.
•Enterprise Business Solutions: Integrate and manage disparate business processes and systems.
•Advanced Analytics & Emerging Technologies: Provide technology services to leverage and integrate latest technologies for AI and machine learning, automation, and high-performance computing.
•Cybersecurity: Deliver full spectrum cybersecurity services including cyber engineering and operations, digital forensics, and incident response.
•Infrastructure and Engineering: Deploy solutions that leverage cloud-hosted and on-premise designs to optimize costs.
Attain has also built digital qualifications in the market. For example:
•Utilization of artificial intelligence and machine learning to build bespoke data models, providing predictive analytics to maximize process efficiency, as well as identify systemic process issues that can be isolated and prioritized for troubleshooting.

•End-to-end automation of software development and business processes achieve speed, efficiency, and error reduction as well as advanced tool capabilities resulting in greater operational efficiency, enhanced customer experiences, and increased ROI.
•High performance computing clusters support mission requirements for data mining, scientific modeling, advanced analytics, research, and machine learning.
A leading provider of Medical Disability Examinations, VES brings a deep and longstanding relationship with the VA, as well as a team of experienced clinicians focused on serving veterans. VES physicians must pass rigorous credentialing and are trained on VA claims processing and veteran sensitivity before being approved to perform examinations. Clinic intake specialists, many of whom are veterans or family members of veterans, are onsite at nearly all examinations to provide a welcoming atmosphere. While domestically, our independent clinical assessments business has been growing at the state level (through our previous acquisition of Ascend and subsequent organic growth), VES' expertise will create a platform of scale for the first time at the Federal level. As a result, the independent health and disability assessments and appeals portion of our business will comprise a larger share of our overall portfolio, lending further credibility to our organic growth efforts with other Federal departments and in non-Federal markets. VES and Maximus will continue to support our nation's heroes through programs and services targeted at addressing the personal, health, and employment needs of veterans and their families.
Previous growth in this segment came from our acquisition of the citizen engagement centers business at the beginning of fiscal year 2019. Within the portfolio, three significant contracts were acquired.
•The contract to support the Centers for Medicare and Medicaid ("CMS") Contact Center Operations ("CCO") was the largest contract acquired. We had served as a subcontractor on this contract since 2014. The end of period of performance for this contract is May 31, 2022. The new contract customer award timeline is anticipated for June 2022. This contract supports the federal exchange under the ACA and serves as the primary support engagement center for Medicare, also known as 1-800-MEDICARE. The contract serves the U.S. population through eleven customer contact centers handling general inquiries for the federal exchange and general and claims-based Medicare inquiries.
•The U.S. Census ("CQA") contract provided operations support and citizen engagement services to provide questionnaire assistance on the 2020 United States Census form. This contract ended in June 2021 following the completion of the Census.
•The CDC Information contact center provides assistance to individuals seeking the latest, reliable, and science-based health information on more than 750 health topics. Our relationship with the CDC was expanded in support of COVID-19 and vaccine information hotline needs.
Program administration business provides the majority of the segment's revenue. This includes:
•Centralized citizen engagement centers and support services;
•Document and record management; and
•Case management, citizen support, and consumer education.
Approximately 15% of the segment's fiscal year 2021 revenue is from our technology solutions. These include:
•Modernization of systems and IT infrastructure;
•Infrastructure operations and support;
•Software development, operations and management; and
•Data analytics.
Approximately 18% of the segment's fiscal year 2021 revenue is from our independent assessments and appeals services. These include:
•Independent medical reviews and workers' compensation benefit appeals;
•Medicare and Medicaid appeals;
•Medical disability exams; and
•Federal Marketplace eligibility appeals.

In October 2021, we acquired the Navient student loan contract, rebranded as Aidvantage, for which we will focus on the end-to-end borrower experience. We are an independent and conflict-free provider as we will not provide loan origination, consolidation, or collection services. We view student loan servicing as an opportunity to apply our insights, expertise, and quality-driven approach through support for Federal Student Aid ("FSA"), and student borrowers. Aidvantage is an extension of long-standing partnership to support FSA and is in line with our core business. Our focus is solely on supporting the student borrowers on behalf of FSA.
Many contracts in this segment earn most of their revenue on a cost-plus or time-and-materials basis, which typically carry lower levels of risk and lower levels of profit margin as compared to performance-based contracts. The segment also contains performance-based contracts where revenue is earned based upon participant numbers or other transaction-based measures, such as the number and type of assessments or appeals processed. The segment may experience fluctuations as a result of volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.
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
U.S. Federal Services Market Environment
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
Many federal agencies must also address the maintenance of legacy IT systems and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements, and global challenges. We believe we are well-positioned to help agencies modernize and operate their mission-critical systems.
Key factors that will likely impact the U.S. federal services market include a variety of political, economic, social, and technological issues:
•President Biden's ability to implement his stated health platform that will leverage and build upon the ACA;
•A focus on the citizen experience, citizen services, omnichannel engagement, and digital services;
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
Outside the U.S. Segment
Our Outside the U.S. Segment generated 16% of our total revenue in fiscal year 2021.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS"), the Work & Health Programme, Fair Start, and Restart; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Approximately 51% of the segment's fiscal year 2021 revenue is from comprehensive employment services that help vulnerable individuals transition from government assistance programs to sustainable employment and economic independence. These services cover a number of attributes, including eligibility determination, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Payment terms are typically focused on achieving employment outcomes.
Appeals and assessments work constitutes 32% of this segment's revenue. On these contracts, we are typically reimbursed for each transaction. The HAAS contract is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service to the customers we serve. Maximus carries out these assessments on behalf of the Department for Work and Pensions ("DWP"), and the DWP makes the final decision on the level of benefit. In fiscal year 2021, face-to-face assessments under the HAAS program were paused due to the global pandemic. We have resumed limited telephone assessment and paper-based assessment, but we do not know for certain when face-to-face assessments will resume. The HAAS program serves some of the country's most vulnerable citizens, and ensuring a safe return to face-to-face assessments is a top priority for DWP and Maximus.
The balance of the segment provides program administration and some specialized services.
Our competitive position within each national market is different. Within the United Kingdom and Australia, we consider ourselves to be leading providers of services in those markets.
Seasonality is not significant to this segment.
Outside the U.S. Market Environment
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
As different geographies emerge from the pandemic, we are cautiously optimistic that new procurements for expanded employment services programs will materialize. Given our deep experience, strong financial condition, and trusted brand reputation, we believe we are well-positioned with unique competitive advantages to meet an anticipated expanded need for our services and pent-up demand to help governments provide their citizens employment opportunities. Furthermore, this segment has historically benefited from increased caseloads in employment services programs during past economic downturns.
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
We believe ongoing initiatives and our ability to achieve the outcomes that matter, reduce costs, and improve efficiencies, combined with our outstanding performance, expertise, and proven solutions, will continue to drive demand for our core human services offerings across multiple geographies. Our ability to provide value-for-money is important in a market that is price competitive.
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
Decentralization
•Within the U.S., the U.S. Federal Government is exploring per capita funding and recently clarified federal regulations that now allow states the flexibility to use contractors to help agencies provide services. We anticipate future changes to this operating model as states evaluate options such as replacing staff, retaining contractors, and implementing technology. This operating model will be an important consideration as President Biden has made healthcare a major priority and is expected to build upon the ACA.
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
Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows:
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
Digital engagement, analytics and automation solutions to enhance government programs. Participants in government programs expect the same types of digital engagement they rely upon when interacting with consumer-oriented businesses. We believe our clients value our ability to infuse digital, such as mobile applications, omnichannel solutions, and digital media, into our BPS solutions to make it easier for beneficiaries to engage with government programs. Analytics enable us to optimize our operations and provide our clients with improved outcomes through greater insight into the populations we serve. Process automation incorporated into our BPS solutions increases the efficiency and quality of the programs we operate.
Flexibility and scalability. We are experienced in launching large-scale operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes, and technology to complete short- and long-term contractual assignments in an efficient and cost-effective manner.
Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects or where delays in payments result in short-term working capital needs, we may borrow up to $600 million through our corporate credit facility, subject to standard covenants. We have the ability to borrow under our corporate credit facility in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on our corporate credit facility. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.

Focused portfolio of services. We are one of the largest publicly traded companies that provide a portfolio of BPS almost exclusively to government customers. Our government program expertise and proven ability to deliver defined, measurable outcomes differentiate us from other firms and nonprofit organizations, including large consulting firms that serve multiple industries and lack the focus necessary to manage the complexities of serving government efficiently.
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
Expertise in competitive bidding. Government agencies typically award contracts through a comprehensive, complex, and competitive request for proposals ("RFP") and bidding process. Although the bidding criteria varies from contract to contract, typical contracts are awarded based upon a mix of technical solution and price. In some cases, governments award points for past performance tied to program outcomes. With more than 40 years of experience in responding to RFPs, we believe we have the necessary experience to navigate government procurement processes and to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.
Barriers to entry. The market for providing our services to government agencies is competitive and subject to rapid change. However, given the specialized nature of our services, market entry can be difficult for new or inexperienced firms. The complex nature of competitive bidding, qualifying criteria related to past performance, the required investment in subject-matter expertise, repeatable processes and support infrastructure, and the need to achieve specific program outcomes creates barriers to entry for potential new competitors unfamiliar with the nature of government procurement. In some areas of our business, notably contracts with the U.S. Federal Government, there are requirements for bidders seeking contracts to be pre-approved on registered contract vehicles, further limiting the pool of competitors.
Human Resources
As of September 30, 2021, we had approximately 35,800 employees and 14,000 contingent workers, consisting of 9,600 employees in the U.S. Services Segment, 17,100 employees in our U.S. Federal Services Segment, 8,000 employees in the Outside the U.S. Services Segment and 1,100 corporate administrative employees.
Talent Acquisition
Our success depends in large part on our ability to attract talent globally in order to meet the needs of our customers and comply with our contracts. This makes our hiring efforts significant and extensive, and as a result, our talent acquisition team focuses on finding top, diverse talent quickly. We believe our culture values individual skills, experiences, and differences that allow Maximus to deliver robust and innovative approaches to solving some of our communities' most challenging needs. Our recruiting programs focus on identifying and evaluating talent through practices that welcome a diverse workforce, including people with disabilities, language barriers, and those from varying socioeconomic backgrounds.
In conjunction with the Biden Administration and Occupational Safety and Health Administration ("OSHA") vaccine mandates, we are planning for implementation which includes extensive employee education and resources, paid time off and monetary incentives to receive a vaccination, and frequent reminders. Implementation of this mandate may result in workforce attrition and difficulty meeting our existing or future hiring needs.
Demand for talent is highly competitive with additional pressures influenced by the pandemic. We continue to invest in our employees through a variety of benefits and overall program enhancements. Our teams continue to adapt to the recruiting, hiring, and training needs of our customers in both remote and onsite settings to ensure continuity of vital services.
Talent Development
We value ongoing development and continuous learning, and we strive to support and provide learning opportunities to all Maximus employees. Maximus supports enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs for diverse audiences ranging from individual contributors to frontline supervisors and executive leadership. Additionally, our project training teams manage customized programs supporting contract requirements, customer service, local leadership development, and employee engagement. We also provide online learning tools that have role-based and skill-based paths to many of our employees.

Total Rewards
As part of our compensation philosophy, we must offer and maintain market-competitive total rewards programs for our employees to attract and retain superior talent. In addition to competitive base wages, additional programs include incentive bonus opportunities, restricted-stock units, company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and supplemental programs to support our employees' physical, mental, and financial well-being.
Diversity and Inclusion
Our mission of Helping Government Serve the People® has guided our business for decades. We assist some of the most vulnerable individuals and families each day. Diversity, equity, and inclusion are central to our company identity. We are proud to contribute to and positively impact our communities by treating every person we serve - and each other - with dignity and respect. We assert that an equitable and inclusive environment with diverse teams produces creative solutions, innovative products and services, and attracts and retains key talent. We are focused on building an inclusive culture through a variety of diversity and inclusion initiatives, including internal development, promotions, and hiring practices. In 2021, we successfully sourced and employed more than 2,000 persons with disabilities in the U.S., and over 78% of our total U.S. hires were female. We continue to refine our focus on recruiting employees from under-represented groups, People of Color, and military veterans at all levels of the organization to better reflect the populations we serve.
COVID-19 Essential Services
Throughout the ongoing COVID-19 pandemic, we remained committed to supporting the health and safety of our workers, as many of our operations have been deemed "essential" by U.S. and international government.
Our main objective amidst this pandemic has always been and remains focused on protecting our employees, while ensuring global business continuity of our essential services to help vulnerable individuals. In addition to the health and safety protocols put in place in 2020, we have added a focus on encouraging vaccination as that has become much more widely available to our staff. While the tracking and employer approach to vaccinations varies widely across the globe, our U.S. operations put in place mechanisms to track vaccination status, offering paid time off to schedule an appointment and receive the vaccination, and provided financial incentives to staff who become fully vaccinated. Company-wide, we continue to see a much larger portion of our workforce working from home, when possible, in partnership with government clients for whom this has been a new model. We have also continued offering written education and live webinar opportunities for staff to learn more about the COVID-19 virus, the current safety protocols recommended by the CDC, and clinical information regarding the COVID-19 vaccine. Staff also have access to an Employee Assistance Program ("EAP") for mental health support throughout the pandemic.
Freedom of Association
As of September 30, 2021, 740 of our employees in Canada were covered under one collective bargaining agreement. The collective bargaining agreement is with the British Columbia General Employees' Union. This collective bargaining agreement expires in March 2022.
As of September 30, 2021, 1,523 of our employees in Australia were covered under a Collective Agreement, which is similar in form to a collective bargaining agreement. The Collective Agreement is renewed every four years.
As of September 30, 2021, 1,700 of our employees in the U.K. were covered under three collective bargaining agreements with GMB Trade Union and Unite Amicus Trade Union, Public and Commercial Services Union, and Prospect Trade Union. These collective bargaining agreements do not have expiration dates.
No other employees are covered under any similar agreement. We consider our relations with our employees to be good.

Running our Business Ethically and with Integrity
Our commitment to conduct our business ethically and with integrity extends to our responsibility to respect human rights as guided by international human rights principles. It is our duty to conduct our business through responsible workplace practices as described in the Maximus Human Rights Principles, available at www.maximus.com.
We strive to be champions for an inclusive and collaborative culture that is free from discrimination and harassment, where everyone is treated with respect and dignity. Our expectation is that Maximus and its employees always conduct business according to the highest standards of ethics and performance and in compliance with all applicable laws.
Maximus has a confidential, third-party operated, 24/7 reporting ethics hotline. Violations of our ethics standards and policies are taken seriously and include remediation processes and disciplinary action, as applicable. Any director, officer, and employee may anonymously report suspected violations of the Maximus Standards of Business Conduct and Ethics, Company policies, or applicable laws and regulations.
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
Employees understand our commitment to act with integrity, which is summarized in our Standards for Business Conduct and Ethics, which includes the confidential ethics hotline contact information and is available at www.maximus.com.
Government Regulations
Our business is heavily regulated. In the U.S., we must adhere to local, state, and federal laws and regulations. Within the U.S. Federal Services Segment, we must also comply with the Federal Acquisition Regulations ("FAR"), which regulates the procurement, award, administration, and performance of U.S. government contracts. Outside the U.S., we must also comply with local laws and regulations as determined by geography, as well as U.S. government laws. Adherence includes human rights protections, environmental regulation, and contract specifications. Our government clients have strict policies, procedures, and requirements in the procurement process, as well as regulations governing contract pricing and reimbursable costs.
Our government clients maintain the role as data owners and regulate access to and use of this data through extensive federal, state, and international privacy and data security laws requiring certain privacy protections and security safeguards. The Company's Information Security Office is led by the Chief Information Security Officer to provide oversight over the Company's security obligations, as well as a Privacy Office under the Privacy Official to provide oversight over the Company's privacy obligations within these contracts. The Board of Directors Technology Committee provides oversight with respect to the Company's global IT, including, but not limited to, IT infrastructure, product development, digital services portfolio, cybersecurity, IT aspects of mergers and acquisitions, and intellectual property protection. Maximus uses various technological and procedural security measures in order to protect the personal information we collect from loss, misuse, alteration, or destruction. We have documented Information Security & Privacy policies to address data protection. We regularly provide information security and privacy awareness training to our employees.
Environment
Our operations may be subject to various local, state, federal, and international environmental laws and regulations. Given the nature of our business, we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially affect us. However, we cannot ensure that we will not incur material costs or liabilities in the future. The Board of Director's Nominating and Governance Committee has oversight responsibility for Environment, Social, and Governance ("ESG"), which includes climate-related risks and opportunities.
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

In 2020, four pandemic response bills, including the CARES Act, and new Medicaid waiver flexibility, were enacted to provide additional federal support to state Medicaid programs and prohibit states from tightening eligibility, thus helping to preserve Maximus' existing Medicaid and CHIP business. Most notably, for the first time, the CARES Act allowed states to hire contractors to support unemployment insurance call centers, eligibility determinations and verification of identities, and other data to reduce benefits paid to ineligible claimants. Maximus has won business with many states, as at least 41 states, according to the association of state workforce directors, took advantage of the new flexibility to address the surge of unemployment insurance ("UI") and Pandemic Unemployment Assistance ("PUA") applications. New state and local budgetary resources enacted in the American Recovery Plan Act ("ARPA") have created the need to work closely with clients to identify new opportunities to adjust the scope of work on certain contracts.
Enacted in 2010 and upheld through subsequent Supreme Court decisions, the ACA introduced comprehensive healthcare reform in the U.S. In our U.S. Services Segment, we help states with the operation of their health insurance exchanges, the expansion of their Medicaid programs to include new insured populations and the integration of state eligibility processing across multiple entitlement programs. In our U.S. Federal Services Segment, we also assist the federal government with the operations of customer engagement centers for the Federal Marketplace (including eligibility determination for Medicaid and CHIP for several states) and independent eligibility appeals services for individuals enrolled through the federal exchange.
A healthcare plan strategy continues to be a priority of the Biden Administration. We remain well-positioned to assist the federal government and individual states with future modifications to the ACA, including those made through a pending federalized Medicaid program in the Build Back Better legislation for the potential Medicaid beneficiaries in states that have declined to expand their Medicaid programs.
Section 1115 Waiver Programs. Section 1115 of the Affordable Care Act allows states to apply for waivers of certain requirements provided that the program changes are budget neutral and advance the goals of the Medicaid program. All fifty states currently operate at least part of their Medicaid programs under one or more section 1115 demonstrations. We support states' new long-term services and supports ("LTSS") initiatives that introduced more flexibility for Medicaid to cover long-term care and home and community-based services.
A minor negative factor for Maximus' state Medicaid business has been the Biden Administration's withdrawal of already-approved waiver and/or expenditure authorities – principally the community engagement or work requirements in the few states that had not had their programs terminated by the federal courts. It is likely that the Biden Administration will cancel all remaining Medicaid 1115 waivers that curb benefits or include work requirements, which would affect several states but is more than offset by the growth of the Medicaid and CHIP programs under the CAREs Act and the new business Maximus expects in early 2022 to help states handle millions of redeterminations of Medicaid and CHIP eligibility once states are allowed to remove beneficiaries who have ceased to qualify from the programs.
Work Innovation and Opportunity Act ("WIOA"). Signed into law in July 2014, WIOA replaced the Workforce Investment Act of 1998 and took effect on July 1, 2015. The law coordinates several core federal employment, training, education, and literacy programs. It also requires states to strategically align their workforce development programs, with the option to include TANF, to help job seekers access the necessary support services and to match employers with skilled workers they need to compete in the global economy. WIOA represents potential new opportunities for us to complement our existing TANF welfare-to-work operations in the U.S. The Biden Administration has requested that Congress increase funding for these programs in the fiscal year 2022 president's budget request.
Office of Personnel Management ("OPM") Notice. In April 2019, OPM published a notice in the federal register encouraging states to exercise new flexibility to choose private contractors to support states' operation of federally funded, state-administered means-tested programs such as the Supplemental Nutrition Assistance Program ("SNAP") and Medicaid. This additional flexibility allowed states to use companies like Maximus for rapid and scalable support of COVID-19 relief efforts such as unemployment insurance programs. The notice states that federal statutes and regulations "do not prescribe the use of a particular staffing method such as utilizing state employees or contract employees." We are exploring new businesses with several states and executed a contract vehicle with one. The new democratic administration of the U.S. Federal Government could reverse this notice, although a Republican Senate members and governors would likely challenge the administration.
United Kingdom Cabinet Office Procurement Policy Changes. In response to COVID-19, the U.K. Government released a series of Procurement Policy Notes (PPN 02/20: Supplier Relief due to COVID-19) to amend payment terms for major suppliers to ensure service continuity and put in place appropriate measures to support supplier cash flow. This meant that several payment-by-results contracts delivered by Maximus, particularly in our employment services division, moved to temporary alternative payment models, and contractual requirements were amended.

Community Involvement
We aim to give back to the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We offer employees the opportunity to give back through the Maximus Foundation. The Foundation focuses our grant giving to carefully selected partners who have the expertise and capability to enhance our communities and the quality of life of the people we serve. We provide financial support for nonprofit organizations and charities that share our commitment in helping disadvantaged populations and underserved communities.
Other Information
Maximus, Inc. is a Virginia corporation founded in 1975.
Our principal executive offices are located at 1891 Metro Center Drive, Reston, Virginia, 20190. Our telephone number is 703-251-8500.
Our website address is www.maximus.com. We make our website available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the proxy statement for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we file that material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Our SEC filings may be accessed through the Investor Relations page of our website. These materials, as well as similar materials for other SEC registrants, may be obtained directly from the SEC through its website at www.sec.gov.

Item 1A. Risk Factors
Our operations are subject to many risks that could adversely affect our future financial condition, results of operations, and cash flows, and, therefore, the market value of our securities. The risks described below highlight some of the factors that have affected, and in the future, could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.
Risks Pertaining to the Performance of Our Business
If we fail to satisfy our contractual obligations or meet performance standards, our contracts may be terminated, and we may incur significant costs or liabilities, including actual or liquidated damages and penalties, which could adversely impact our operating results, financial condition, cash flows, and our ability to compete for future contracts.
Our contracts may be terminated for our failure to satisfy our contractual obligations or to meet performance standards and often require us to indemnify customers for their damages. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to performance failures. Although we have liability insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Further, for certain contracts, we may post significant performance bonds or issue letters of credit to secure our performance, indemnification and other obligations. If a claim is made against a performance bond or letter of credit, we would be required to reimburse the issuer for the amount of the claim. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could adversely impact our operating results, cash flows, financial condition, and our ability to compete for future contracts.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.
We derived approximately 13% of our fiscal year 2021 revenue from fixed-price contracts and approximately 33% of our fiscal year 2021 revenue from performance-based contracts. For fixed-price contracts, we receive our fee based on services provided. Those services might include operating a Medicaid enrollment center pursuant to specified standards, designing and implementing information systems or applications, or delivering a planning document under a consulting arrangement. For performance-based contracts, we receive our fee on a per-transaction basis or upon meeting specified milestones. These contracts include workforce services contracts in which we receive a payment based on a participant maintaining employment for a specified time period. To earn a profit on these contracts, we must accurately estimate the likely volume of work that will occur, costs, and resource requirements involved and assess the probability of completing individual transactions or milestones within the contracted time period. If our estimates prove to be inaccurate, we may not achieve the level of profit we expected or we may incur a net loss on a contract.
Our growth initiatives could adversely affect our profitability.
Our growth strategy includes pursuing opportunities in new and adjacent market areas. We may encounter start-up challenges, new compliance requirements, unforeseen costs, and other risks as we enter these markets. If we are unable to manage the risks of operating in these new markets, our reputation, and profitability could be adversely affected.
We may incur significant costs before receiving related contract payments, which could result in an increased use of cash and risk of impairment charges.
From time to time, when we are awarded a contract, we incur significant expenses before we receive any contract payments. These expenses include leasing and outfitting office space, purchasing office equipment, and hiring personnel. In other situations, contract terms provide for billing upon achievement of specified project milestones. As a result, in these situations, we are required to expend significant sums of money before receiving related contract payments. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures by the government to approve governmental budgets in a timely manner. In addition to these factors, poor execution on project startups could impact us by increasing our use of cash.
In certain circumstances, we may defer recognition of costs incurred at the inception of a contract. Such action assumes that we will be able to recover these costs over the life of the contract. To the extent that a project does not perform as anticipated, these deferred costs may not be considered recoverable resulting in an impairment charge.

Our business could be materially and adversely impacted by the recent COVID-19 outbreak or other similar outbreaks.
We face various risks related to health epidemics, pandemics, and similar outbreaks, including the recent global outbreak of COVID-19. COVID-19 has negatively impacted worldwide economic activity and has resulted in travel and work restrictions, commercial disruptions, and has affected companies' operations around the world. We have been and continue to be affected by the COVID-19 pandemic, including through office closures and changes in working practices. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. If our operations are materially restricted, we may be unable to perform fully on our contracts and our costs may increase significantly as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
During 2021, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which could increase the cost of capital and impede our ability to access capital if we need to do so in the future.
We continue to work with our customers, employees, and suppliers to responsibly address this global pandemic. We will continue to monitor the situation, assess further possible implications to our business and our stakeholders, and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts.
Our customers, and therefore our business and revenues, are sensitive to negative changes in general economic conditions. In particular, many governments may face reduced income from taxes and fees as a result of the COVID-19 pandemic. Any continued or further decline in government tax, other revenues, or economic conditions, as a result of COVID-19 or otherwise, would negatively impact our business.
In September 2021, President Biden signed an executive order requiring U.S.-based employees of Federal Government contractors to be fully vaccinated against COVID-19, with limited exemptions for medical and religious reasons. The President also directed OSHA to develop rules mandating vaccination or weekly testing for employers with 100 or more employees which go into effect in January 2022.
We are in the process of implementing these requirements, but we cannot predict the possible impact on our workforce. It is also possible that other jurisdictions in which we operate, domestically or internationally, may adopt additional vaccine or testing requirements. Our implementation of these requirements may result in workforce attrition and difficulty meeting our existing or future hiring needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Demand for talent is highly competitive with additional pressures influenced by the pandemic. Our portfolio includes fixed-price and cost-plus contracts for which employment requirements are contract specific. In cost-plus contracts, we work with our customer to come to agreement with amendments for wage increases to meet the current demand and hiring needs. It is a challenge across the industry in how we estimate wage inflation rates and the impact of an ongoing pandemic as we submit proposals, particularly for fixed-price contracts. Our investments in technology and digital innovation have further enabled us to drive efficiency in our program delivery.
The competitive labor market requires that we continue to monitor and evaluate our related risks and opportunities. We continue to focus on human resources investments to position ourselves as an employer of choice and differentiate the company by leveraging flexibility, compensation and benefits, training and development, and other efforts.
In 2020 and early 2021, we experienced procurement delays, including delays in procuring laptops and personal protective equipment, increased labor and technology costs, and reductions in outcome-based contract revenue. If these conditions are more protracted or continue as a result of new strains of COVID-19, it could have a material effect on our business, disrupt our ability to perform on contracts, cause delays, or limit the ability of our customers to perform, including in making timely payments to us.
We cannot at this time predict the continued impact of the COVID-19 pandemic and any resulting economic effects, but COVID-19 and unknown future pandemics could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
•the commencement, completion, or termination of contracts during any particular quarter;
•the schedules of government agencies for awarding contracts;
•government budgetary delays or shortfalls;
•the timing of change orders being signed;
•the terms of awarded contracts; and
•potential acquisitions.
Changes in the volume of activity and the number of contracts commenced, completed, or terminated during any quarter may cause significant variations in our cash flows and results of operations because a large amount of our expenses are fixed.
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
Many of these companies are international in scope, larger than us, and have greater financial resources, name recognition, and larger technical staffs. Substantial resources could enable certain competitors to initiate severe price cuts or take other measures in an effort to gain market share. In addition, we may be unable to compete for the limited number of large contracts because we may not be able to meet an RFP's requirement to obtain and post a large performance bond. Also, in some geographic areas, we face competition from smaller firms with established reputations and political relationships. There can be no assurance that we will be able to compete successfully against our existing or any new competitors.
We may rely on subcontractors and partners to provide clients with a single-source solution.
From time to time, we engage subcontractors, teaming partners, or other third parties to provide our customers with a single-source solution. While we believe that we perform appropriate due diligence on our subcontractors and teaming partners, we cannot guarantee that those parties will comply with the terms set forth in their agreements or remain financially sound. We may have disputes with our subcontractors, teaming partners, or other third parties arising from the quality and timeliness of their work, customer concerns about them, or other matters. Subcontractor or teaming partner performance deficiencies could result in a customer terminating our contract for default. We may be exposed to liability, and we and our clients may be adversely affected if a subcontractor or teaming partner fails to meet its contractual obligations.

Risks Pertaining to Our Client Relationships
We obtain most of our business through competitive bidding in response to government RFPs. We may not be awarded contracts through this process at the same level in the future as in the past, and contracts we are awarded may not be profitable.
Substantially all of our customers are government agencies. To market our services to government customers, we are often required to respond to government RFPs, which may result in contract awards on a competitive basis. To do so effectively, we must estimate accurately our cost structure for providing the required services, the time required to establish operations, and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP's rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. There is no assurance that we will continue to obtain contracts in response to government RFPs and our proposals may not result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process that may cause the award to be delayed, overturned, or require the customer to reinitiate the RFP process.
Even where we are an incumbent, our ability to secure continued work or work at similar margins may be affected by competitive rebids or contract changes and cancellations. For example, we have a significant contract with a period of performance ends that ends on May 31, 2022 with a new contract customer award timeline expected in June 2022. If we do not win certain recompetes, this may adversely affect our revenues and profitability, potentially resulting in impairment of goodwill and other intangible assets. Although it is difficult to track all the reasons for changes in our contracts, we believe that this contract attrition has typically affected approximately 7% to 10% of our business annually, with the attrition largely being replaced by new or expanded work elsewhere. Our attrition rates have been affected by COVID-19 as we have received significant volume in temporary work.
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
Similarly, increased or changed spending on defense, security, or anti-terrorism threats may impact the level of demand or funding for the health and human services programs that we operate. Many state programs in the United States, such as Medicaid, are federally mandated and fully or partially funded by the U.S. Federal Government. Changes to those programs, such as program eligibility, benefits, or the level of federal funding, could reduce the level of demand for our services, which could materially adversely impact our future financial performance.
Government entities have in the past terminated, and may in the future terminate their contracts with us earlier than we expect, which may result in revenue shortfalls and unrecovered costs.
Many of our government contracts contain base periods of one or more years, as well as option periods covering more than half of the contract's potential duration. Government agencies do not have to exercise these option periods, and they may elect not to exercise them for budgetary, performance, or any other reason. Our contracts also typically contain provisions permitting a government customer to terminate the contract on short notice, with or without cause. Termination without cause provisions generally allow the government to terminate a contract at any time and enable us to recover only our costs incurred or committed, and settlement expenses and profit, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the startup phase of a terminated contract. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent a customer might terminate its contracts with us.
If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid under RFPs may be adversely affected.
To facilitate our ability to prepare bids in response to RFPs, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP. We also engage marketing consultants, including lobbyists, to establish and maintain relationships with elected officials and appointed members of government agencies. The effectiveness of these consultants may be reduced or eliminated if a significant political change occurs. In that circumstance, we may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to maintain positive relationships with government entities and agencies may adversely affect our ability to successfully bid in response to RFPs.
Our customers may limit or prohibit the outsourcing of certain programs or may refuse to grant consents and/or waivers necessary to permit contractors, such as us, to perform certain elements of government programs.
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
In fiscal year 2021, approximately 39% of our total revenue was derived from contracts with state and local government agencies, of which the State of New York represents approximately 9% of our total revenue. Approximately 42% of our total revenue was derived from the U.S. Federal Government. Any significant disruption or deterioration in our relationship with federal, state, and local governments and a corresponding reduction in these contracts would significantly reduce our revenue and could substantially harm our business.
Within our U.S. Federal business, our ability to participate in many competitive bids in response to government RFPs may be managed through Government-Wide Acquisition Contracts ("GWACs") or the process by which agencies of the federal government purchase goods and services. Eligibility to remain on a GWAC changes over time. We may not be invited to bid, and therefore be unable to be awarded contracts through this process at the same level in the future as in the past if we do not maintain full eligibility requirements over time.
A GWAC is a pre-competed, multiple-award, indefinite-delivery, indefinite-quantity ("IDIQ") contract that agencies can use to buy total IT solutions. All IDIQs, including GWACs, are regulated by the FAR, which sets forth rules and regulations that must be followed by federal agencies and providers of goods and services to the government in the procurement process. For instance, in 2018, Maximus Federal was named a recipient of the U.S. General Services Administration's ("GSA") Alliant 2 GWAC. Alliant 2 is an unrestricted, IDIQ, multi-vendor award with a contract ceiling of $50 billion. If we are unable to adapt to changing eligibility requirements for a specific GWAC, we would risk losing access to related contracts and awards.
Risks related to our acquisitions of the Federal business of Attain and VES.
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
Although we currently anticipate that both the Attain acquisition and the VES acquisition (the "Acquisitions") will be accretive to earnings per share in fiscal 2022, this expectation is based on assumptions about Maximus', Attain's, and VES' business and preliminary estimates, which may change materially. The benefits of the Acquisitions will depend, in part, on our ability to successfully integrate the businesses of Attain, VES, and Maximus, which currently operate as independent companies and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame, or may never realize these benefits and the value of our common stock may be harmed.
The Acquisitions involve the integration of Attain's and VES' businesses with our existing business, which is expected to be a costly and time-consuming process. The integration may result in material challenges, including, without limitation:
•Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls at one or all three of the companies as a result of the devotion of management's attention to the Attain and VES integration efforts.
•The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company's ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees, or other third parties, or our ability to achieve the anticipated benefits of the transactions, and could harm our financial performance.
•We could encounter unanticipated issues in integrating information technology, communications, and other systems that could harm our financial performance.
•If we are unable to successfully or timely integrate our operations with those of Attain and VES, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits resulting from the Acquisitions, and our business, results of operations, and financial condition could be materially adversely affected.
VES currently derives all its revenue from contracts with the VA. If one or more of these contracts with the VA are terminated or are not renewed on favorable terms or at all, if the VA reduces the number of medical examinations allocated to VES under the contracts, or if VES receives an adverse finding or review resulting from an audit or investigation, the benefits of the VES acquisition may be adversely affected.
VES' contracts with the VA are generally intended to run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When VES' contracts with the VA expire, they may be opened for bidding by competing providers, and there is no guarantee that the contracts will be renewed or extended. The VA may also elect to open the bidding process earlier than anticipated, resulting in increased competition prior to the anticipated end of the current contracts. Competitors may buy their way into the market by submitting bids with lower pricing. Even if VES' responsive bids are successful, the bids may be based upon assumptions or other factors which could result in the contracts being less profitable than we had anticipated.
VES' reputation and relationship with the VA are key factors in maintaining and growing its revenues. Negative press reports or publicity, regardless of accuracy, which could pertain to employee or service provider misconduct, conflicts of interest, poor contract performance, deficiencies in services, information security breaches, or other aspects of its business, could harm its reputation, particularly with the VA. If VES' reputation is negatively affected, the VA could decrease or cease its business with VES. In addition, VES is also subject to various reviews, audits, and investigations to verify its compliance with the terms of its contracts with various governmental agencies, as well as compliance with applicable laws and regulations. Any adverse review, audit, or investigation could result in, among other things: cancellation of VES' contracts; refunding of amounts that have been paid pursuant to its contracts; imposition of fines, penalties, and other sanctions on VES; loss of its right to participate in various programs; loss of one or more of its licenses; lowered quality ratings; or changes to the way it does its business. In addition, under government procurement regulations and practices, a negative determination resulting from a government audit of the business practices could result in a contractor being fined, debarred, and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.
If any of the foregoing occurs, the volume of VES' business with the VA could decrease and its business, future revenues, financial condition, and growth prospects could be adversely affected, causing the benefits to Maximus of the VES acquisition to be also adversely affected.

In connection with the acquisitions, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations.
Although we have conducted extensive due diligence on Attain and VES in connection with the acquisitions, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through customary due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance policies in connection with the acquisitions, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers' representations and warranties or otherwise arising from the acquisitions. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the acquisitions, purchase accounting, and the proposed operation of the combined company after closing, we may be required to take write-offs or write-downs, restructuring and impairment, or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition, and results of operations after closing of the acquisitions.
Risks Pertaining to Legal Compliance and Data Security
We are subject to review and audit by governments at their sole discretion and, if any improprieties are found, we may be required to refund revenue we have received or forego anticipated revenue, which could have a material adverse impact on our revenue and our ability to bid in response to RFPs.
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the U.S. Federal Government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by U.S., federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business, including but not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies. Although we can give no assurance, based upon our evaluation and taking into account the advice of legal counsel, we do not believe that the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We may be subject to fines, penalties, and other sanctions if we fail to comply with laws governing our business.
Our business lines operate within a variety of complex regulatory schemes, including but not limited to the FAR, Federal Cost Accounting Standards, the Truth in Negotiations Act, the Fair Debt Collection Practices Act (and similar national, state, and foreign laws), the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, as well as the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions. Further, as a government contractor subject to the types of regulatory schemes described above, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits, and other legal actions and liabilities to which private sector companies are not, the result of which could have a material adverse effect on our operating results, cash flows, and financial condition.
Adverse judgments or settlements in legal disputes could harm our operating results, cash flows, and financial condition.
From time to time, we are subject to a variety of lawsuits and other claims. These may include lawsuits and claims related to contracts, subcontracts, securities compliance, employment and wage claims, and compliance with Medicaid and Medicare regulations, as well as laws governing debt collections and child support enforcement. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief. In addition, litigation and other legal claims are subject to inherent uncertainties and management's view of these matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable court or jury decisions, and the differing laws and attitudes regarding damage awards among the states and countries in which we operate.

Our systems and networks may be subject to cybersecurity breaches.
We are a trusted provider to government and other clients of critical health and human services that rely heavily upon technology systems, software, and networks to receive, input, maintain, and communicate participant and client data. The risk of a security breach, system disruption, ransom-ware attack, or similar cyber-attack or intrusion, including by computer hackers, cyber terrorists, or foreign governments, is persistent and substantial as the volume, intensity, and sophistication of attempted attacks, intrusions and threats from around the world increase daily. If our systems or networks were compromised, we could be adversely affected by losing confidential or protected information of program participants and clients or by facing a demand for ransom to restore access to such information. The loss, theft, or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, contract termination, class action, or individual lawsuits from affected parties, negative press articles, reputational damage, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition.
Similarly, if our internal networks were compromised, we could suffer the loss of proprietary, trade secret, or confidential technical and financial data. That could make us less competitive in the marketplace and adversely affect our existing business, future opportunities, and financial condition.
Many of our projects handle protected health information or other forms of confidential personal information, the loss or disclosure of which could adversely affect our business, results of operations, and reputation.
As a provider of services under government health and human services programs, we often receive, maintain, and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act ("HIPAA"), the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), Internal Revenue Service regulations, the European Union General Data Protection Regulation ("GDPR"), or similar U.S. or foreign laws. The loss, theft, or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, class action or individual lawsuits from affected parties, negative press articles, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition.
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
We have divested a number of businesses. The transaction documents for those divestitures typically contain a variety of representations, warranties, and indemnification obligations. We could face indemnification claims and liabilities from alleged breaches of representations or warranties.
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
The ability of our executive officers and our senior managers to generate business and execute projects effectively is important to our success. The loss of an executive officer or senior manager, including executives or managers who have joined us through recent acquisitions, could impair our ability to secure and manage engagements, which could harm our business, prospects, financial condition, results of operations, and cash flows.

We may be unable to attract and retain sufficient qualified personnel to sustain our business.
Our delivery of services is labor-intensive. When we are awarded a government contract, we must quickly hire project leaders and operational staff. Some larger projects have required us to hire and train thousands of operational staff in a short time period. That effort can be especially challenging in geographic areas with low unemployment rates. The additional operational staff also creates a concurrent demand for increased administrative personnel. Our success requires that we attract, develop, motivate, and retain:
•experienced and innovative executive officers globally;
•senior managers who have successfully managed or designed government services programs; and
•information technology professionals who have designed or implemented complex information technology projects within and outside the U.S.
Innovative, experienced, and technically proficient individuals are in great demand and are likely to remain a limited resource. There can be no assurance that we will be able to continue to attract and retain desirable executive officers, senior managers, and management personnel. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.
Government unions may oppose outsourcing of government programs to outside vendors such as us, which could limit our market opportunities and could impact us adversely. In addition, our unionized workers outside the United States could disrupt our operations and our non-unionized workers could attempt to unionize which could disrupt our operations and impose higher costs on us.
Our success depends in part on our ability to win profitable contracts to administer and manage health and human services programs traditionally administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. Unions have in the past applied, and are likely to continue to apply, political pressure on legislators and other officials seeking to outsource government programs. Union opposition to these programs may result in fewer opportunities for us to service government agencies, prolonged and more complex procurement cycles, and the potential for adverse media coverage as the unions seek to discredit Maximus through their network of NewsGuild journalists who belong to the Communications Workers of America ("CWA") union.
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
•diversion of management's attention;
•loss of key personnel;
•entry into unfamiliar markets;
•assumption of unanticipated legal or financial liabilities;
•becoming significantly leveraged as a result of incurring debt to finance an acquisition;
•unanticipated operating, accounting, or management difficulties in connection with the acquired entities;
•impairment of acquired intangible assets, including goodwill; and
•dilution to our earnings per share.

Businesses we acquire may not achieve the revenue and earnings we anticipate. Customer dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. As a result, we may be unable to profitably manage businesses that we have acquired or that we may acquire, or we may fail to integrate them successfully without incurring substantial expenses, delays, or other problems that could materially negatively impact our business and results of operations.
We are subject to the risks of doing business internationally.
For the year ended September 30, 2021, 16% of our revenue was driven from jurisdictions outside the U.S. As a result, a significant portion of our business operations are subject to foreign financial, tax, and business risks which could arise in the event of:
•foreign currency exchange fluctuations;
•unexpected increases in tax rates or changes in U.S. or foreign tax laws;
•non-compliance with international laws and regulations, such as data privacy, employment regulations, and trade barriers;
•non-compliance with U.S. laws affecting the activities of U.S. companies in international locations, including the Foreign Corrupt Practices Act;
•local restrictions pertaining to COVID-19 that could disrupt our business operation;
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
•unusual or unexpected monetary exchange controls, price controls, or restrictions on transfers of cash; or
•civil disturbance, terrorism, or other catastrophic events that reduce business activity in other parts of the world.
These factors may lead to decreased revenues and profits, which could adversely affect our business, financial condition, and results of operations.
Inaccurate, misleading, or negative media coverage could adversely affect our reputation and our ability to bid for government contracts.
Because of the public nature of many of our business lines, the media frequently focuses their attention on our contracts with government agencies. If the media coverage is negative, it could influence government officials to slow the pace of outsourcing government services, which could reduce the number of RFPs. The media also focus their attention on the activities of political consultants engaged by us, and we may be tainted by adverse media coverage about their activities, even when those activities are unrelated to our business. Moreover, inaccurate, misleading, or negative media coverage about us could harm our reputation and, accordingly, our ability to bid for and win government contracts.
Our Articles of Incorporation and bylaws include provisions that may have anti-takeover effects.
Our Articles of Incorporation and bylaws include provisions that may delay, deter, or prevent a takeover attempt that shareholders might consider desirable. For example, our Articles of Incorporation historically provided that our directors were divided into three classes and elected to serve staggered three-year terms. This structure could impede or discourage an attempt to obtain control of us by preventing stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to take control of Maximus without the consent of our Board of Directors. In 2020, we proposed, and our shareholders approved, an amendment to our Articles of Incorporation providing for the annual election of directors following a phase-in period. The phase-in will be complete by the time of our annual meeting of shareholders in 2023. Our Articles of Incorporation further provide that our shareholders may not take any action in writing without a meeting. This prohibition could impede or discourage an attempt to obtain control of us by requiring that any corporate actions initiated by shareholders be adopted only at properly called shareholder meetings.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company owns a 60,000 square-foot office building in Reston, Virginia. We also lease offices for operations, management, and administrative functions in connection with the performance of our services.
As of September 30, 2021, the Company leased approximately 160 offices in the U.S. totaling approximately 4.0 million square feet. In nine countries outside the U.S., the Company leased approximately 330 offices totaling approximately 1.0 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.
Item 3. Legal Proceedings
Refer to our disclosures included in "Note 20. Commitments and Contingencies" included in Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "MMS."
As of October 25, 2021, there were 35 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 77,397 beneficial owners of our common stock.
During the first fiscal quarter of 2022, we declared a quarterly dividend of $0.28 per share of Maximus stock. Our quarterly dividends during fiscal years 2021, 2020, and 2019 were $0.28, $0.28, and $0.25 per share, respectively.
We intend to continue paying regular cash dividends, although there is no assurance as to future dividends. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operating results, capital requirements and surplus, general financial condition, contractual restrictions, and other factors our Board of Directors may deem relevant.

Common Stock Repurchase Activity During the Three Months Ended September 30, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in thousands)
July 1, 2021 - July 31, 2021	—	$—	—	$146,665
August 1, 2021 - August 31, 2021	—	—	—	$146,665
September 1, 2021 - September 30, 2021 (2)	116,503	83.20	—	$146,665
	116,503	$83.20	—
(1)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock.
(2)The total number of shares purchased includes 116,503 restricted stock units which vested in September 2021 but which were utilized by the recipients to net-settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2016, to September 30, 2021, with the cumulative total returns for the NYSE Stock Market (U.S. Companies) Index and the S&P MidCap 400 Index. In addition, we compared the results of a peer group to our performance. This peer group is based upon the companies noted in our annual proxy statement as entities with whom we compete for executive talent. This peer group is comprised of Booz Allen Hamilton Holding Corp., CACI International Inc., Conduent, Inc., Gartner Inc., ICF International, Inc., Leidos, Inc., ManTech International Corp., Science Applications International Corporation (SAIC), Unisys Corp., Tetra Tech Inc., and KBR, Inc.
This graph assumes the investment of $100 on September 30, 2016, in our common stock, the NYSE Stock Market (U.S. Companies) Index, the S&P MidCap 400 Index, and our peer group, weighted by market capitalization and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2021
250.00
200.00
150.00
100.00
50.00
0.00
2016
2017
2018
2019
2020
2021
MAXIMUS, Inc.
Peer Group
S&P MidCap 400

Notes:
•The lines represent index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on September 30, 2016.
Item 6. Selected Financial Data
No longer required. Reference is made to "Item 8. Financial Statements and Supplementary Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's audited consolidated financial statements and the related notes thereto for the fiscal years ended September 30, 2021, 2020, and 2019 included in Item 8. Financial Statements and Supplementary Data.
The discussion below contains management's comments on the Company's business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans, and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments, and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. Risk Factors and in "Special Note Regarding Forward-Looking Statements."
Business Overview
For an overview of our business, including our business segments and discussion of the services we provide, see Item 1. Business of this Annual Report on Form 10-K.
Financial Overview
A number of factors have affected our fiscal year 2021 results, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•During fiscal year 2021, we acquired VES Group, Inc. ("VES"), the Federal Division of Attain, LLC ("Attain") and Connect Assist Holdings Limited ("Connect Assist"). In fiscal year 2020, we acquired InjuryNet Australia Pty Limited ("InjuryNet") and Index Root Korea Co. Ltd. ("IndexRoot"). From the date of each acquisition, we have received the benefit of additional revenue, as well as additional operating costs. In completing these acquisitions, we have allocated a portion of each purchase price to our intangible asset balance, which we are amortizing over the estimated useful lives of each asset.
•To fund the acquisition of VES, we entered into a new credit facility comprised of fixed term debt and a new revolving credit facility. The cost of servicing this debt, as well as the cost of the debt facilities, has resulted in an increase in our interest expense.
•We continue to be affected by the Coronavirus ("COVID-19") pandemic. We have received the benefit from new, short-term work, assisting governments with their responses to the pandemic. This has mitigated the effect of declines in our established programs, particularly those where we are reimbursed based upon the number of transactions processed. Our welfare-to-work programs, where we are typically paid based upon our success in placing individuals in work, have experienced significant volatility in their results.
•As anticipated, the Census Questionnaire Assistance contract ended in fiscal year 2021, with significantly less work performed than in the fiscal year 2020.

Results of Operations
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations. In preparing our discussion and analysis of these results, we focused on the comparison between fiscal years 2021 and 2020. A discussion comparing our results between fiscal years 2020 and 2019 can be found in our Annual Report on Form 10-K for the year ended September 30, 2020, which we filed with the Securities and Exchange Commission on November 19, 2020.

Table MD&A 1: Consolidated Results of Operations
	For the Year Ended September 30,
	2021	2020
	(dollars in thousands, except per share data)
Revenue	$4,254,485	$3,461,537
Cost of revenue	3,307,510	2,750,535
Gross profit	946,975	711,002
Gross profit percentage	22.3%	20.5%
Selling, general, and administrative expenses	494,088	387,090
Selling, general, and administrative expenses as a percentage of revenue	11.6%	11.2%
Amortization of intangible assets	44,357	35,634
Operating income	408,530	288,278
Operating margin	9.6%	8.3%
Interest expense	(14,744)	(2,059)
Other (expense)/income, net	(10,105)	843
Income before income taxes	383,681	287,062
Provision for income taxes	92,481	72,553
Effective tax rate	24.1%	25.3%
Net income	$291,200	$214,509
Earnings per share:
Basic	$4.69	$3.40
Diluted	$4.67	$3.39
Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail. Our revenue reflects fees earned for services provided. Cost of revenue consists of direct costs related to labor and related overhead, subcontractor labor, outside vendors, rent, and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor, including subcontracted labor.

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Year Ended September 30, 2021
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Fiscal year 2020	$3,461,537		$2,750,535		$711,002
Effect of CQA contract	(447,554)	(12.9)%	(371,006)	(13.5)%	(76,548)	(10.8)%
Organic effect	859,479	24.8%	640,877	23.3%	218,602	30.7%
Acquired growth	328,704	9.5%	244,817	8.9%	83,887	11.8%
Currency effect compared to the prior period	52,319	1.5%	42,287	1.5%	10,032	1.4%
Fiscal year 2021	$4,254,485	22.9%	$3,307,510	20.2%	$946,975	33.2%
Selling, general, and administrative expenses ("SG&A") consists of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. Federal Government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.

Our SG&A expense has increased year-over-year due primarily to:
•the additional cost base from our acquired businesses;
•information technology initiatives, including migration of data systems to the cloud;
•additional costs to address the COVID-19 pandemic;
•increases in business development activity to both bolster our technical skills and plan for increased bidding activity; and
•increases in our scope of operations, which increases our administrative base.
In addition, our SG&A for fiscal year 2021 includes $9.5 million of acquisition expenses related to the VES and Attain transactions, compared to $4.6 million in fiscal year 2020 for other acquisitions.
Our amortization of intangible assets increased by $8.7 million from fiscal year 2020 to fiscal year 2021.
•The intangible assets associated with the VES acquisition increased our amortization expense by $18.4 million. We anticipate an annual expense of $55.3 million in fiscal year 2022.
•The intangible assets associated with the Attain acquisition increased our amortization expense by $6.1 million. We anticipate an annual expense of $10.5 million in fiscal year 2022.
•Our acquisition of the Citizen Engagement Centers business in fiscal year 2019 included an intangible asset with a value of $37.0 million and an asset life concurrent with the CQA contract. This asset was fully amortized in November 2020, and this reduced our year-over-year charge by $16.2 million.
Shortly before September 30, 2021, we acquired Connect Assist and in October 2021 we acquired the student loan business previously served by Navient, now rebranded as Aidvantage. We are in the process of finalizing our valuation of the intangible assets related to these transactions but we anticipate an annual additional amortization charge of approximately $7.3 million in fiscal year 2022.
Assuming no further acquisitions, we estimate our amortization expense related to intangible assets in fiscal year 2022 will be $89.6 million.
The consideration for our acquisition of the Aidvantage is contingent upon the results of the post-acquisition business. We estimate the fair value of our payments to be $15.3 million and we will record a liability for this amount. As our estimate changes, we will record these changes directly to our statement of earnings.

Table MD&A 3: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Year Ended September 30,
	2021	2020
	(dollars in thousands, except per share data)
Operating income	$408,530	$288,278
Add back: Amortization of intangible assets	44,357	35,634
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$452,887	$323,912
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	10.6%	9.4%

Net income	$291,200	$214,509
Add back: Amortization of intangible assets, net of tax	32,752	26,321
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$323,952	$240,830

Diluted earnings per share	$4.67	$3.39
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.52	0.41
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$5.19	$3.80
Our interest expense increased from $2.1 million in fiscal year 2020 to $14.7 million in fiscal year 2021. This increase is driven by the costs of our cash borrowings utilized to acquire VES. Interest expense is expected to be in the range of $30 million to $33 million due to the debt being outstanding for the entire fiscal year. As stated in Note 9 - Debt, our interest rate will vary based upon both prevailing interest rates and our leverage ratio. The company expects a 25 basis point decrease in spread on Term Loan A for first quarter of fiscal year 2022 based on leverage ratio as of September 30, 2021. Additional details on our borrowings are including within the "Liquidity and Capital Resources" section.
Our other income and expense relates to miscellaneous expenses which do not relate to our ongoing operating or financing needs. In fiscal year 2021, we incurred $8.5 million related to interim financing for the VES acquisition. This financing was not used and the cost has been expensed. Expenses related to the current credit facilities have been deferred and are being recognized over the life of the agreement.
Our effective income tax rate for the twelve months ended September 30, 2021 and 2020, was 24.1% and 25.3%, respectively. As a result of the retirement of a board member, our tax rate received a higher than usual benefit in the fourth quarter of 2021 from the issuance of restricted stock units at a value that exceeded the charges which had been previously expensed under U.S. generally accepted accounting principles. For fiscal year 2022, we expect the effective tax rate to be between 25% and 26%.
U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS") such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. The segment also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Year Ended September 30,
	2021	2020
	(dollars in thousands)
Revenue	$1,662,110	$1,329,274
Cost of revenue	1,254,060	969,002
Gross profit	408,050	360,272
Selling, general, and administrative expenses	153,609	132,489
Operating income	254,441	227,783
Gross profit percentage	24.6%	27.1%
Operating margin percentage	15.3%	17.1%
Our revenue and cost of revenue for the year ended September 30, 2021, increased 25.0% and 29.4%, respectively, compared to fiscal year 2020. All growth was organic.
Our growth for the year ended September 30, 2021, was driven by approximately $620 million of COVID-19 response work. This work is short-term and has offset revenue declines resulting from constraints on many of our core programs. Among other factors, we are reporting lower volumes of transactions on redetermination contracts as states have paused Medicaid redeterminations as a condition for receiving enhanced U.S. Federal matching funds. In certain cases, redeterminations provide a significant part of our activity within volume-based contracts. We anticipate that COVID-19 response work will be significantly less in fiscal year 2022 as compared to fiscal year 2021.
The decline in profit margins is principally from core programs operating at reduced capacity. As the pandemic restrictions ease, we anticipate that our short-term response work will decline and our core programs will recover, but the timing of the recovery is uncertain. A further decline in profit margins resulted from the write-down of approximately $12 million of assets related to a contract in the start-up phase.
U.S. Federal Services Segment
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services.

The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefited by the Maximus Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions and manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.

Table MD&A 5: U.S. Federal Services Segment - Financial Results
	For the Year Ended September 30,
	2021	2020
	(dollars in thousands)
Revenue	$1,893,284	$1,633,337
Cost of revenue	1,460,733	1,314,412
Gross profit	432,551	318,925
Selling, general, and administrative expenses	243,485	186,023
Operating income	189,066	132,902
Gross profit percentage	22.8%	19.5%
Operating margin percentage	10.0%	8.1%

Table MD&A 6: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2020	$1,633,337		$1,314,412		$318,925
Effect of CQA contract	(447,554)	(27.4)%	(371,006)	(28.2)%	(76,548)	(24.0)%
Organic growth from other contracts	387,670	23.7%	283,429	21.6%	104,241	32.7%
Net acquisitions and disposals	319,831	19.6%	233,898	17.8%	85,933	26.9%
Balance for fiscal year 2021	$1,893,284	15.9%	$1,460,733	11.1%	$432,551	35.6%
The primary drivers of our results were:
•As anticipated, the U.S. Census ("CQA") contract ended in November 2020.
•We estimated that our incremental revenue from assisting the U.S. Federal Government with its COVID-19 response for the year ended September 30, 2021 was $466 million. This short-term work has earned relatively high margins, which has offset the tempering of margins on performance-based contracts, such as independent medical reviews for worker's compensation programs that declined sharply since the onset of the pandemic.
•Our results include those of VES (from May 28, 2021) and Attain (from March 1, 2021). See Note 6. Business Combinations in the Notes to the Consolidated Financial Statements for further information and Unaudited Pro Forma.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS"), the Work & Health Programme, Fair Start, and Restart; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Table MD&A 7: Outside the U.S. Segment - Financial Results
	For the Year Ended September 30,
	2021	2020
	(dollars in thousands)
Revenue	$699,091	$498,926
Cost of revenue	592,717	467,121
Gross profit	106,374	31,805
Selling, general, and administrative expenses	86,248	65,938
Operating income/(loss)	20,126	(34,133)
Gross profit percentage	15.2%	6.4%
Operating margin percentage	2.9%	(6.8)%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2020	$498,926		$467,121		$31,805
Organic growth	138,973	27.9%	72,390	15.5%	66,583	209.3%
Net acquisitions and disposals	8,873	1.8%	10,919	2.3%	(2,046)	(6.4)%
Currency effect compared to the prior period	52,319	10.5%	42,287	9.1%	10,032	31.5%
Balance for fiscal year 2021	$699,091	40.1%	$592,717	26.9%	$106,374	234.5%
This segment experienced organic growth in revenue and profit, as well as acquired growth and currency benefits during fiscal year 2021.
Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. As the effects of the COVID-19 pandemic became clear during fiscal year 2020, our revenue was significantly tempered as unemployment rose and available employment opportunities declined. As fiscal year 2021 has progressed, market conditions, particularly within Australia, have provided us with increased number of placements and accordingly, increased our estimates of future outcomes, increasing our revenue.
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
Our results in the fourth quarter of fiscal year 2021 were negatively impacted by a number of start-up contracts, most notably the United Kingdom Restart contract, as well as other smaller contracts in other jurisdictions.
Our acquired growth is from the acquisition of InjuryNet in Australia in February 2020 and IndexRoot in South Korea in August 2020.
The weakening of the United States Dollar against the currencies in which we do business outside the U.S. resulted in year-over-year growth in our revenue and costs.
As pandemic restrictions ease and economies emerge from the pandemic-related lockdowns, we anticipate robust markets for our employment services and a return to pre-pandemic levels for our health assessments services. We anticipate that our results will remain tempered by the start-up contracts through the end of the second quarter of fiscal year 2022.

Backlog
Backlog represents estimated future revenue from:
•existing signed contracts;
•contracts that have been awarded but not yet signed; and
•unexercised priced contract options.
As of September 30, 2021, we estimate that we had approximately $11.2 billion in backlog.

Table MD&A 9: Backlog by Segment
	As of September 30,
	2021	2020
	(in millions)
U.S Services	$4,865	$4,388
U.S. Federal Services	4,298	2,150
Outside the U.S.	2,052	1,236
Backlog	$11,215	$7,774
As of September 30, 2021, the average weighted remaining life of the contracts in our backlog was approximately 4.4 years, including option periods.
Increases in backlog result from the award of new contracts and the extension or renewal of existing contracts. Reductions in backlog come from fulfilling contracts or the early termination of contracts which our experience shows to be a rare occurrence. See "Risk Factors" in Item 1A of this Annual Report. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume, which is subject to revision based upon the latest information available. Additionally, backlog estimates may be affected by foreign currency fluctuations.
We believe that comparisons of backlog period-to-period are difficult. We also believe that it is difficult to predict future revenue solely based on analysis of backlog. The actual timing of revenue from projects included in backlog will vary. We also may experience periods in which there is a greater concentration of rebids, resulting in a comparatively reduced backlog balance until subsequent award or extension on those contracts.
The longevity of these contracts assists management in predicting revenue, operating income, and cash flows for the purposes of business planning. We expect approximately 40% of the backlog balance to be realized as revenue in fiscal year 2022, which is 90% of the midpoint of fiscal year 2022 revenue guidance. Our standard forecasting process includes analyzing new work pipelines and submitted responses to requests for proposals ("RFPs") when predicting future revenue, operating income, and cash flows.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of September 30, 2021, we had $135.1 million in cash and cash equivalents. We believe that our current cash position, access to our revolvers, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund share repurchases and any required long-term debt payments through the next several fiscal years and any share repurchases we might choose to make. See Note 9 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Year Ended September 30,
	2021	2020
	(in thousands)
Operating activities:
Net income	$291,200	$214,509
Non-cash adjustments	122,069	103,006
Changes in working capital	104,053	(72,923)
Net cash provided by operating activities	517,322	244,592
Net cash used in investing activities	(1,835,480)	(44,138)
Net cash provided by/(used in) financing activities	1,385,693	(230,090)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	474	1,705
Net change in cash and cash equivalents and restricted cash	$68,009	$(27,931)
Net Cash Provided By Operating Activities
Net cash provided by operating activities increased by $272.7 million in fiscal year 2021 compared to fiscal year 2020. This increase was primarily driven from growth in the business and changes in working capital including improved cash collections and advanced payments on contract start-ups.
Our Days Sales Outstanding ("DSO") as of September 30, 2021, were 68 days on a pro forma basis compared to 77 days as of September 30, 2020. The decrease in DSO was a result of COVID-19 having a negative impact to our DSO at the end of fiscal year 2020. The DSO as of fiscal year end 2021 is aligned with historical amounts for the Company. We have a target range for DSO of 65 to 80 days and, in recent years, we have typically maintained the lower end of this range. Each unit of DSO represents approximately $12.2 million of collections.
Net Cash Used In Investing Activities
The significant investing activities cash outflows in fiscal year 2021 was the result of the acquisitions of VES, Attain and Connect Assist. Excluding these acquisitions, the remaining cash used in investing activities is $36.6 million for the year ended September 30, 2021, compared to $44.1 million in the same period 2020.
Net Cash Provided By/(Used In) Financing Activities
The $1.39 billion financing activities cash inflow in fiscal year 2021 is the result of a new corporate credit facility executed in connection with the two acquisitions. This credit facility provided $1.70 billion of cash in fiscal year 2021, of which $214.8 million was paid down by year end. In addition to the new credit facility, we had other debt borrowings and repayments. In connection with the new credit facility in fiscal 2021, we incurred financing fees resulting in a cash outflow of $23.2 million. See Note 9 to the Consolidated Financial Statements for a more detailed discussion about the new credit facility executed in fiscal year 2021. In addition to the debt activities, our cash flows used in financing activities include cash dividend payments to Maximus shareholders and share repurchases. Dividend payments were $68.8 million and $70.2 million for the years ended September 30, 2021 and 2020, respectively. Payments made for share repurchases were $3.4 million and $167.0 million for the years ended September 30, 2021 and 2020, respectively.

Cash in Foreign Locations
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
Free Cash Flow

Table MD&A 11: Free Cash Flow
	For the Year Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$517,322	$244,592
Purchases of property and equipment and capitalized software	(36,565)	(40,707)
Free cash flow	$480,757	$203,885
Material Cash Requirements from Contractual Obligations
Credit Facilities
As of September 30, 2021, the Company had total outstanding borrowing under our term loans and subsidiary loan agreements of $1.49 billion and $38.3 million, respectively. The Company had no outstanding balances under the corporate revolver credit facility as of September 30, 2021 and $600 million available under the corporate revolver. Our debt agreement has annual repayment requirements and the balance must be repaid or refinanced at the termination of the agreements, which end in 2026 and 2028. See Note 9 to the Consolidated Financial Statements for information regarding the terms of the Credit Facility, including obligations by fiscal year.
Leases
As of September 30, 2021, we reported current and long-term operating lease liabilities of $76.1 million and $121.8 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements if the contract the location covers is terminated by our customer. See Note 12 to the Consolidated Financial Statements for information regarding our leases, including obligations by fiscal year.
Deferred compensation plan
As of September 30, 2021, we reported liabilities related to our deferred compensation plan. These balances are due to our employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors including termination of our employment arrangement with a participant. We maintain a rabbi trust to fund this liability.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and judgments that affect the amounts reported. We consider the accounting policies below to be the most important to our financial position and results of operations either because of the significance of the financial statement item or because of the need to use significant judgment in recording the balance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Our significant accounting policies are summarized in "Note 2. Significant Accounting Policies" of the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.
Revenue Recognition
Although much of our revenue is recognized concurrently with billing or over time following billing, some of our revenue requires us to make estimates. These estimates are reviewed quarterly, with any changes being recorded as a cumulative catch-up in revenue.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our welfare-to-work contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include assumptions about the number of participants and the service delivery period for the participants reaching employment milestones. We are required to estimate these outcome fees ahead of their collection and recognize this estimated fee as revenue over the period of delivery. These estimates are updated on a quarterly basis, with changes in estimates being taken to our income statement. Our estimates were subject to significant revision during fiscal years 2020 and 2021 as sustained employment outcomes were affected by the COVID-19 pandemic. During the year ended September 30, 2021, we recognized revenue from these performance-based fees of $104.7 million. At September 30, 2021, we recorded $48.7 million of these estimated outcome fees as unbilled receivables which will be billed and then collected when we reach the targets we anticipate.
Business Combinations and Goodwill
Our balance sheet as of September 30, 2021, includes $1.77 billion of goodwill and $879.2 million of net intangible assets. These assets are created through business acquisitions and their creation and maintenance requires certain critical estimates.
•During an acquisition, we are required to estimate the fair value of all acquired tangible and intangible assets, as well as liabilities assumed, in order to allocate the purchase price. For many assets acquired and liabilities assumed, the calculation of fair value requires little judgment as balances may be readily convertible to cash receipts or cash payments or there may be an active market against which to measure value. For the valuation of intangible assets, significant judgment is necessary in identifying and valuing such assets. This valuation will also involve identifying the useful economic life of this asset. Our estimates of these fair values and useful economic lives are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms. During fiscal years 2021 and 2020, we completed the acquisitions of Attain, VES, InjuryNet, IndexRoot, and Connect Assist. On October 6, 2021, we acquired the student loan servicing business previously operated by Navient, rebranded as Aidvantage. Our accounting for these acquisitions included determining the fair value of intangible assets representing customer relationships, the VES provider network and VES technology. In making our determination of the fair value of these assets, we utilized estimates, the most significant of which were forecasts related to future revenues and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking, and could be affected by future economic and market conditions. The asset values and asset lives determined at acquisition may change based upon circumstances such as contract terminations or changes in strategy. When this occurs, we may need to accelerate our amortization charges. These assets are also subject to impairment if events indicate that the carrying value of the assets may not be recoverable. For example, our intangible asset balance includes customer relationship assets which, if the customer relationship ends, would require evaluation of the remaining asset life and asset value. We have a significant contract rebid for an arrangement which ends in May 2022 which could result in such evaluation.

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
•Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. As of July 1, 2021, the Company performed its annual impairment test and determined that there was no impairment of goodwill. In performing this assessment, we assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill.
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
Non-GAAP and Other Measures
We utilize non-GAAP measures where we believe it will assist users of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operations, net income, or earnings per share as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
In fiscal year 2021, 16% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year. We refer to this adjusted revenue on a "constant currency basis."
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results excluding transactions from acquisitions or disposals to our prior fiscal year results.
Our recent acquisitions have resulted in significant intangible assets which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. Accordingly, we have calculated our operating profit, net income, and earnings per share excluding the effect of the amortization of intangible assets. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.
Our results in fiscal year 2020 included a significant benefit from the CQA contract as the U.S. Federal Government completed its census. As the pattern of revenue from this contract was significant and non-recurring, we identified the revenue and related costs and excluded them from the organic growth calculation above. We believe that it is helpful to our investors to understand the effect of this contract on our results.

In order to sustain our cash flows from operations, we regularly refresh our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company's operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operations to free cash flow in "Liquidity and Capital Resources."
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the period. Revenue per day for a quarter is determined by dividing total revenue by 91 days. Where our DSO is affected by acquisitions, such as the Connect Assist acquisition in September 2021, we will perform the DSO calculation on a pro forma basis, including the acquired revenue for the fiscal quarter.
As noted above, we have a $2.10 billion corporate credit facility. Our credit agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the credit agreement definition. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our credit agreement.
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
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA as shown below. Our current credit facilities utilized a different version of EBITDA from that of the credit facility used in prior years.

Table MD&A 12: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA
	For the Year Ended September 30,
	2021	2020
	(in thousands)
Net income	$291,200	$214,509
Adjustments:
Interest expense	14,744	2,059
Other (expense)/income, net	10,105	(843)
Provision for income taxes	92,481	72,553
Amortization of intangibles	44,357	35,634
Stock compensation expense	28,554	23,708
Acquisition-related expenses	10,820	4,621
Gain on sale of a business	—	(1,718)
Adjusted EBITA - Non-GAAP measure	492,261	350,523
Depreciation and amortization of property, equipment, and capitalized software	46,361	64,527
Adjusted EBITDA - Non-GAAP measure	538,622	$415,050
Pro forma adjusted EBITDA related to acquisitions - Non-GAAP measure	92,398
Pro forma adjusted EBITDA - Non-GAAP measure	$631,020

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures.
Foreign Currency Risk
As of September 30, 2021, we held net assets denominated in currencies other than the U.S. Dollar of $189.3 million. Of this balance, we had net monetary assets of $68.5 million and cash and cash equivalents of $90.7 million. We consider monetary assets to be those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt.
A hypothetical 10% favorable or unfavorable exchange rate movement across currencies would have a positive or negative effect on our annual comprehensive income of $18.9 million and would increase or decrease our cash and cash equivalents and our net monetary assets by $9.1 million and $6.9 million, respectively.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our outstanding debt. The interest expense associated with the two term loans and revolver will vary with market rates.
The Term Loan A (principal balance $1.09 billion) has a London Interbank Offered Rate ("LIBOR") floor of 0% and Term Loan B (principal balance of $399.0 million) has a LIBOR floor of 0.50%. We have an interest rate swap with a notional amount of $300.0 million related to the Term Loan A. A rise of interest rate levels would increase our interest expense and a reduction in interest rates to the floor would decrease our interest expense. A hypothetical 100 basis point increase in interest rates would have a negative effect on annual earnings in the amount of $10.6 million and a 100 basis point decrease in interest rates would have a positive impact on annual earnings of $1.5 million. We based this sensitivity calculation on the LIBOR rate of 0.188% in accordance with the most recent measurement date specified in the Credit Agreement.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instruments. Our counterparty has an investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy their obligations under the contracts. Our agreement outlines the conditions upon which we or the counterparty are required to post collateral. As of September 30, 2021, we had no collateral posted with our counterparty related to the derivatives.

Item 8. Financial Statements and Supplementary Data
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by or under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").
The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions, and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Maximus' assets that could have a material effect on the consolidated financial statements.
As permitted by the SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of September 30, 2021, excludes an assessment of the internal control over financial reporting of VES, acquired on May 28, 2021. Excluding the value of goodwill and intangible assets related to VES, VES represented 5% of the Company's total assets as of September 30, 2021. VES represented 4% and 6% of the Company's consolidated revenues and gross profit, respectively, for the fiscal year ended September 30, 2021.
Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on its evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2021.
The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting as of September 30, 2021, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maximus, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 18, 2021, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts, and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Measuring Variable Consideration in Certain Performance-based Revenue Contracts
Description of the Matter
As described in Note 2 and Note 4 to the consolidated financial statements, in certain performance-based contracts, the Company recognizes revenue based on outcomes defined in each contract. Revenue recognition for certain of these contracts involves estimation of variable consideration utilizing management's judgments about performance related to future outcomes. Significant changes in these estimates could have a material effect on the Company's results of operations. During the year ended September 30, 2021, approximately $105 million of revenue was recorded on contracts that included an estimate related to contract performance for future outcomes.
Auditing the Company's measurement of variable consideration for these performance-based contracts requires judgment because the calculation involves estimates of future outcomes. This estimate reflects management's assumptions about the number of participants and the service delivery period for the participants reaching employment milestones.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to calculate variable consideration, including determining the underlying assumptions about the number of participants and the service delivery period.
To test the variable consideration, our audit procedures included, among others, evaluating the significant judgments and the completeness and accuracy of the underlying data used in management's calculation of variable consideration. For example, we tested management's estimate of the number of participants reaching employment milestones by comparing the amounts estimated to historical results, inclusive of changes to the current period environment, and performing sensitivity analyses to evaluate the changes in variable consideration that could result from changes in the Company's significant assumptions.

Valuation of Acquired Intangible Assets
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed the acquisitions of the Federal division of Attain, LLC (Attain) and VES Group, Inc. (VES) during the year ended September 30, 2021. The Company's accounting for the acquisitions included determining the fair value of the acquired intangible assets, which primarily related to customer contracts and relationships. The Company recognized acquired intangible assets of $105 million and $664 million related to Attain and VES, respectively.
Auditing the Company's accounting for the acquired intangible assets of Attain and VES involved complex auditor judgment due to the estimation required in management's determination of their fair values. The estimation complexity was primarily due to the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective assets' fair values to the underlying assumptions. The significant assumptions used to estimate the value of the customer contracts and relationships intangible assets included projections of revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) margin. These assumptions relate to the future performance of the acquired businesses and are forward-looking.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process for accounting for acquired intangible assets. For example, we tested controls over management's review of the valuation of intangible assets, including the review of the valuation models and significant assumptions used in the valuations. We also tested management's controls over the completeness and accuracy of the data used in the models.
To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We involved internal valuation specialists to assist in testing certain significant assumptions used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry and market trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

Tysons, Virginia
November 18, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Maximus, Inc.'s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maximus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of VES Group, Inc. ("VES"), which is included in the 2021 consolidated financial statements of the Company and constituted 5% of total assets excluding the value of goodwill and intangible assets related to VES as of September 30, 2021 and 4% and 6% of revenue and gross profit, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of VES.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated November 18, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Tysons, Virginia
November 18, 2021

Maximus, Inc.
Consolidated Statements of Operations

	For the Year Ended September 30,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenue	$4,254,485	$3,461,537	$2,886,815
Cost of revenue	3,307,510	2,750,535	2,215,631
Gross profit	946,975	711,002	671,184
Selling, general, and administrative expenses	494,088	387,090	321,023
Amortization of intangible assets	44,357	35,634	33,054
Operating income	408,530	288,278	317,107
Interest expense	(14,744)	(2,059)	(2,957)
Other (expense)/income, net	(10,105)	843	3,170
Income before income taxes	383,681	287,062	317,320
Provision for income taxes	92,481	72,553	76,825
Net income before noncontrolling interests	291,200	214,509	240,495
Loss attributable to noncontrolling interests	—	—	(329)
Net income	$291,200	$214,509	$240,824

Earnings per share:
Basic	$4.69	$3.40	$3.73
Diluted	$4.67	$3.39	$3.72
Weighted average shares outstanding:
Basic	62,072	63,062	64,498
Diluted	62,365	63,322	64,820

Dividends declared per share	$1.12	$1.12	$1.00
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Net income	$291,200	$214,509	$240,495
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	3,033	2,742	(8,427)
Net losses on cash flow hedge, net of tax	(303)	—	—
Other comprehensive income/(losses)	2,730	2,742	(8,427)
Comprehensive income	293,930	217,251	232,068
Comprehensive loss attributable to noncontrolling interests	—	—	(329)
Comprehensive income attributable to Maximus	$293,930	$217,251	$232,397
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	As of September 30,
	2021	2020
	(in thousands)
Assets:
Cash and cash equivalents	$135,061	$71,737
Accounts receivable, net	834,819	786,203
Income taxes receivable	5,413	2,075
Prepaid expenses and other current assets	104,201	72,543
Total current assets	1,079,494	932,558
Property and equipment, net	62,627	66,721
Capitalized software, net	42,868	38,033
Operating lease right-of-use assets	179,349	177,159
Goodwill	1,774,406	593,129
Intangible assets, net	879,168	145,893
Deferred contract costs, net	36,486	20,891
Deferred compensation plan assets	46,738	36,819
Deferred income taxes	990	1,915
Other assets	16,839	11,584
Total assets	$4,118,965	$2,024,702
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$305,565	$253,338
Accrued compensation and benefits	186,809	137,101
Deferred revenue, current portion	98,588	51,655
Income taxes payable	6,782	5,377
Long-term debt, current portion	80,555	10,878
Operating lease liabilities, current portion	76,077	80,748
Other current liabilities	35,057	22,071
Total current liabilities	789,433	561,168
Deferred revenue, non-current portion	35,932	27,311
Deferred income taxes	194,638	24,737
Long-term debt, non-current portion	1,429,137	18,017
Deferred compensation plan liabilities, non-current portion	47,405	38,654
Operating lease liabilities, non-current portion	121,771	104,011
Other liabilities	20,320	8,985
Total liabilities	2,638,636	782,883
Commitments and contingencies (Note 20)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,954 and 61,504 shares issued and outstanding as of September 30, 2021 and 2020, respectively (shares in thousands)	532,411	513,959
Accumulated other comprehensive loss	(39,908)	(42,638)
Retained earnings	987,826	770,498
Total shareholders' equity	1,480,329	1,241,819
Total liabilities and shareholders' equity	$4,118,965	$2,024,702
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$291,200	$214,509	$240,495
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	46,361	64,527	52,404
Amortization of intangible assets	44,357	35,634	33,054
Amortization of debt issuance costs and debt discount	865	—	—
Deferred income taxes	(6,577)	(19,145)	12,661
Stock compensation expense	28,554	23,708	20,774
Gain on sale of a business	—	(1,718)	—
Costs related to debt financing	8,509	—	—
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	38,578	(180,747)	(45,495)
Prepaid expenses and other current assets	(16,726)	(9,839)	(15,583)
Deferred contract costs	(15,426)	(1,911)	(4,670)
Accounts payable and accrued liabilities	26,904	79,930	47,580
Accrued compensation and benefits	18,112	29,484	2,288
Deferred revenue	53,652	2,391	16,488
Income taxes	(2,733)	3,490	(4,720)
Operating lease right-of-use assets and liabilities	5,314	(556)	—
Other assets and liabilities	(3,622)	4,835	1,451
Net cash provided by operating activities	517,322	244,592	356,727
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(36,565)	(40,707)	(66,846)
Acquisitions of businesses, net of cash acquired	(1,798,915)	(7,066)	(436,839)
Acquisition of noncontrolling interests	—	—	(647)
Proceeds from the sale of a business	—	3,250	—
Maturities of short-term investments	—	—	19,996
Other	—	385	453
Net cash used in investing activities	(1,835,480)	(44,138)	(483,883)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(68,838)	(70,155)	(63,887)
Purchases of Maximus common stock	(3,363)	(166,959)	(47,446)
Tax withholding related to RSU vesting	(9,818)	(10,614)	(8,915)
Payments for debt financing costs	(23,213)	—	—
Proceeds from borrowings	2,318,129	638,048	414,664
Principal payments for debt	(824,483)	(619,445)	(405,142)
Other	(2,721)	(965)	(133)
Net cash provided by/(used in) financing activities	1,385,693	(230,090)	(110,859)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	474	1,705	(2,052)
Net change in cash, cash equivalents, and restricted cash	68,009	(27,931)	(240,067)
Cash, cash equivalents and restricted cash, beginning of period	88,561	116,492	356,559
Cash, cash equivalents and restricted cash, end of period	$156,570	$88,561	$116,492
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2018	64,371	$487,539	$(36,953)	$633,281	$2,552	$1,086,419
Cumulative impact from adopting ASC Topic 606 on October 1, 2018	—	—	—	32,929	553	33,482
Net income	—	—	—	240,824	(329)	240,495
Foreign currency translation	—	—	(8,427)	—	—	(8,427)
Cash dividends	—	—	—	(63,887)	(2,585)	(66,472)
Dividends on RSUs	—	1,611	—	(1,611)	—	—
Purchases of Maximus common stock	(732)	—	—	(46,797)	—	(46,797)
Stock compensation expense	—	20,774	—	—	—	20,774
Tax withholding related to RSU vesting	—	(10,614)	—	—	—	(10,614)
RSUs vested	340	—	—	—	—	—
Acquisition of part of noncontrolling interest	—	(877)	—	—	218	(659)
Balance as of September 30, 2019	63,979	498,433	(45,380)	794,739	409	1,248,201
Net income	—	—	—	214,509	—	214,509
Foreign currency translation	—	—	2,742	—	—	2,742
Cash dividends	—	—	—	(70,155)	(409)	(70,564)
Dividends on RSUs	—	1,636	—	(1,636)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	23,708	—	—	—	23,708
Tax withholding related to RSU vesting	—	(9,818)	—	—	—	(9,818)
RSUs vested	292	—	—	—	—	—
Balance at September 30, 2020	61,504	513,959	(42,638)	770,498	—	1,241,819
Net income	—	—	—	291,200	—	291,200
Foreign currency translation	—	—	3,033	—	—	3,033
Cash flow hedge, net of tax	—	—	(303)	—	—	(303)
Cash dividends	—	—	—	(68,838)	—	(68,838)
Dividends on RSUs	—	1,671	—	(1,671)	—	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	—	(3,363)
Stock compensation expense	—	28,554	—	—	—	28,554
Tax withholding related to RSU vesting	—	(11,773)	—	—	—	(11,773)
RSUs vested	502	—	—	—	—	—
Balance as of September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$—	$1,480,329
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Maximus operates under its founding mission of Helping Government Serve the People®, enabling citizens around the globe to successfully engage with their governments at all levels and across a variety of health and human services programs. Maximus delivers innovative business process management and technology solutions that contribute to improved outcomes for citizens and higher levels of productivity, accuracy, accountability, and efficiency of government-sponsored programs. Maximus is a proud partner to government agencies in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, Sweden, and the United Kingdom.
2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements and notes of the Company include its subsidiaries over which the Company has a controlling financial interest.
The Company's fiscal year ends on September 30 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended September 30. The accompanying consolidated financial statements present the financial position of the Company as of September 30, 2021 and 2020 and the Company's results of operations for fiscal 2021, 2020, and 2019.
(b)Estimates
The preparation of these financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. At each reporting period end, we make estimates, including those related to revenue recognition and cost estimation on certain contracts, the realizability of goodwill, and amounts related to income taxes, certain accrued liabilities, and contingencies and litigation.
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The economic and political effects of the COVID-19 global pandemic increase uncertainty, which has reduced our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than has been the case in the past.
•Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs, and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives but are subject to impairment if events indicate that the carrying amounts may not be recoverable.
•As disclosed in "Note 4. Revenue Recognition," revenue for some of our employment services contracts in the Outside the U.S. Segment is based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve. Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock during fiscal year 2020 due to COVID-19, which resulted in significant reductions in work performed and outcomes reached. Although we experienced some recovery in fiscal year 2021, this revenue remains volatile.
•As disclosed in "Note 6. Business Combinations," we acquired three businesses during fiscal year 2021. For assets acquired and liabilities assumed, we are required to identify and recognize these balances at their fair value as of the date of acquisition.

(c)Cash and Cash Equivalents
The company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash represents funds that are held in our bank accounts but which we are precluded from using for general business needs through contractual requirements; these requirements include serving as collateral bonds and letters of credit or where we hold funds on behalf of clients. We report our restricted cash balances within "prepaid expenses and other current assets" on our balance sheet.
(d)Revenue Recognition
We recognize revenue as, or when, we satisfy performance obligations under a contract. We account for a contract when the parties approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price of a contract must be allocated to each performance obligation and recognized as the performance obligation is satisfied.
Although our services may have many components, these components are not necessarily distinct performance obligations as they may be interdependent on or interrelated to each other. Where our contracts contain more than one performance obligation, we allocate the contract's transaction price to each performance obligation using our best estimate of the standalone selling price of each component. This method will vary from contract to contract. Where available, we utilize standalone selling prices of similar components. If this information is unavailable, we utilize a suitable metric to allocate selling price, such as costs incurred.
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
(e)Accounts Receivable-Billed, Billable, and Unbilled and Deferred Revenue
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Many of our clients require invoices to be prepared on a monthly basis. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billable accounts receivable.
Both billed and billable balances are recorded at their face amount less an allowance for credit losses over the contractual payment terms of the receivable. The Company periodically reassesses these amounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract specific factors.

We present billed, billable, and unbilled receivables as one component on our consolidated balance sheets. Our deferred revenue is presented as a separate item on our consolidated balance sheet, broken out by current and long term portion. These balances represent timing differences between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. The balance also includes estimated fees where performance outcomes are anticipated but have not yet been achieved. Our unbilled receivable balance is recorded at fair value that is the value which we expect to invoice for the services performed once the objective criteria laid out by the contract have been met. We defer revenue where we receive up-front funds to establish the infrastructure needed for a long-term contract.
(f)Credit Risk
Credit risk has not historically been significant to our business due to the nature of our customers. For example, many of our U.S. state government agency programs receive significant federal funding. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers.
(g)Business Combinations and Goodwill
The purchase price of an acquired business is allocated to tangible assets, separately identifiable intangible assets acquired and liabilities assumed based upon their respective fair values. Any excess balance is recorded as goodwill. Costs incurred directly related to an acquisition, including legal, accounting, and valuation services, are expensed as incurred.
Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that such an impairment is not more-likely-than-not in all cases, no impairment is recorded. If such an impairment is more-likely-than-not, or if we choose to bypass this qualitative assessment, an evaluation is performed by comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is determined to be impaired.
Our reporting units are consistent with our operating segments, U.S. Services, U.S. Federal Services, and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test using the qualitative assessment as of July 1, 2021, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.
(h)Intangible Assets
The majority of our intangible assets are acquired through business combinations. They are separately identified and recorded at fair value.
We use judgment in identifying, valuing, and assigning a useful economic life to assets as they are acquired. The judgments required vary with the type of asset but may include projections of future results, estimated costs to recreate or replace assets, the cost of utilizing other, similar assets provided by a third party, and an appropriate cost of capital. Where appropriate, we utilize the services of a third-party specialist to assist us in these valuations. We amortize our intangible assets over their estimated useful lives on a straight-line basis. We believe this reflects the manner in which the value from our customer relationships, technology, and other assets is realized by the business.

(i)Property and Equipment
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
(j)Capitalized Software
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
(k)Deferred Contract Costs
Deferred contract costs consist of contractually recoverable costs to fulfill related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
(l)Income Taxes
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
(m)Foreign Currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in "other (expense)/income, net" on our consolidated statements of operations.
(n)Contingencies
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
We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we believe the loss is probable and we are able to estimate any potential liability.

(o)Fair Value Measurements
U.S. GAAP provides a framework for measuring fair value, establishes a fair value hierarchy of the valuation techniques used to measure the fair value, and requires certain disclosures relating to fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants.
The three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value is as follows:
•Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that a Company has ability to access;
•Level 2 - Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•Level 3 - Unobservable inputs for the asset or liability which is typically based on an entity's own assumptions when there is little, if any, related market data available.
The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The fair values of receivables, prepaids, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments.
The Company holds investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheets at fair value under the heading of "Deferred compensation plan assets." These assets have quoted prices in active markets (Level 1). See "Note 21. Employee Benefit Plans and Deferred Compensation" for further details.
We recorded contingent consideration payment related to acquisitions that may be paid between now and 2022. The related liabilities are recorded on our consolidated balance sheets at estimated fair value under the heading "Other liabilities" and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3). See "Note 6. Business Combinations" for further details.
(p)Leases
We enter into contractual arrangements primarily for the use of real estate facilities, information technology equipment, and certain other equipment. These arrangements contain a lease when we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Where contracts include both lease and non-lease components, we do not typically separate the non-lease components in our accounting. The majority of our leases are operating leases.
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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company, country, and lease specific factors. The weighted average incremental borrowing rate utilized as of September 30, 2021 was 3.4%.
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

Lease expense is recorded within our consolidated statements of operations based upon the nature of the assets. Where assets are used to directly serve our customers, such as facilities dedicated to customer contracts, lease costs are recorded in "cost of revenue." Facilities and assets which serve management and support functions are expensed through "selling, general, and administrative expenses."
(q)Stock Compensation Plan
We grant both restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2017 Equity Incentive Plan, which was approved by the Board of Directors and stockholders.
The fair value of each RSU is equal to the market price of our common stock at the date of the grant, which is expensed ratably over the vesting period. The RSUs granted vest ratably over one, four, or five years, in each case from the grant date. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We estimate our stock award forfeitures as we expense each award.
We have issued two types of PSUs. Half of those issued will vest after three years based upon the business reaching certain profit metrics. The expense for these awards is based upon the share price at the date of grant and the number of awards which we expect to vest based upon anticipated performance. The other PSUs are based upon the performance of our stock price against the S&P MidCap 400. The fair value for these awards was based upon a fair value calculated at the grant date. These awards are expensed over three years.
Additionally, we have a retirement provision whereby we recognize total compensation expense of the awards for eligible participants through the end of their service period.
(r)Derivative Instruments
The Company uses derivative instruments to manage interest rate exposure. All derivative instruments must be recorded on the balance sheet at fair value.
Currently, the Company is using an interest rate swap contract to lock a portion of the variability of the interest payments on long-term debt. The Company elected to designate these derivative instruments as cash flow hedges in accordance with ASC 815-20, Derivatives – Hedging. For derivative contracts designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings when the underlying forecasted transaction affects earnings. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company reassesses the probability of the underlying forecasted transactions occurring on a quarterly basis.
(s)Recent Accounting Standards
Accounting Standards Recently Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This accounting guidance requires customers in cloud-computing arrangements to identify and defer certain implementation costs in a manner broadly consistent with that of existing guidance on the costs to develop or obtain internal-use software. Costs capitalized under this guidance will be expensed over the term of the cloud computing arrangement. We adopted this guidance on October 1, 2020, using a prospective approach.
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

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Services, U.S. Federal Services, and Outside the U.S.
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS") such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings in public health with new work in contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts. The segment also successfully expanded into the unemployment insurance market, supporting more than 15 states in their unemployment insurance programs.
U.S. Federal Services
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government Agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS"), the Work & Health Programme, Fair Start, and Restart; Australia, including jobactive and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Table 3.1: Results of Operation by Business Segment (1)
	For the Year Ended September 30,
	2021		2020		2019
	Amount	% (2)	Amount	% (2)	Amount	% (2)
	(dollars in thousands)
Revenue:
U.S. Services	$1,662,110		$1,329,274		$1,176,488
U.S. Federal Services	1,893,284		1,633,337		1,111,197
Outside the U.S.	699,091		498,926		599,130
Revenue	$4,254,485		$3,461,537		$2,886,815
Gross profit:
U.S. Services	$408,050	24.6%	$360,272	27.1%	$344,109	29.2%
U.S. Federal Services	432,551	22.8%	318,925	19.5%	242,070	21.8%
Outside the U.S.	106,374	15.2%	31,805	6.4%	85,005	14.2%
Gross profit	$946,975	22.3%	$711,002	20.5%	$671,184	23.2%
Selling, general, and administrative expenses:
U.S. Services	$153,609	9.2%	$132,489	10.0%	$123,275	10.5%
U.S. Federal Services	243,485	12.9%	186,023	11.4%	126,128	11.4%
Outside the U.S.	86,248	12.3%	65,938	13.2%	68,944	11.5%
Gain on sale of business (4)	—	NM	(1,718)	NM	—	NM
Other (3)	10,746	NM	4,358	NM	2,676	NM
Selling, general, and administrative expenses	$494,088	11.6%	$387,090	11.2%	$321,023	11.1%
Operating income:
U.S. Services	$254,441	15.3%	$227,783	17.1%	$220,834	18.8%
U.S. Federal Services	189,066	10.0%	132,902	8.1%	115,942	10.4%
Outside the U.S.	20,126	2.9%	(34,133)	(6.8) %	16,061	2.7%
Amortization of intangible assets	(44,357)	NM	(35,634)	NM	(33,054)	NM
Gain on sale of business (4)	—	NM	1,718	NM	—	NM
Other (3)	(10,746)	NM	(4,358)	NM	(2,676)	NM
Operating income	$408,530	9.6%	$288,278	8.3%	$317,107	11.0%
Depreciation and amortization:
U.S. Services	$20,350	1.2%	$20,951	1.6%	$18,466	1.6%
U.S. Federal Services	12,986	0.7%	25,153	1.5%	16,802	1.5%
Outside the U.S.	13,025	1.9%	18,423	3.7%	17,136	2.9%
Depreciation and amortization	$46,361	1.1%	$64,527	1.9%	$52,404	1.8%
(1)Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.
(2)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(3)Other selling, general, and administrative expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed. Our results for the year ended September 30, 2021, included $9.5 million of expenses relating to the acquisitions of Attain, LLC, and VES Group, Inc. For more information, see "Note 6. Business Combinations."
(4)During fiscal year 2020, we sold Q2 Administrators LLC, a subsidiary within our U.S. Federal Services Segment, resulting in a gain.

Table 3.2: Assets by Segment
	As of September 30,
	2021	2020
	(in thousands)
U.S. Services	$701,565	$702,728
U.S. Federal Services	2,863,581	937,477
Outside the U.S.	324,899	224,532
Corporate	228,920	159,965
Assets	$4,118,965	$2,024,702
Identifiable assets for U.S. Federal Services increased due to the acquisitions of Attain, LLC and VES Group, Inc. Refer to "Note 6. Business Combinations" for details.
Our long-lived assets consist of property and equipment, capitalized software costs, operating lease right-of-use assets, and deferred compensation plan assets.

Table 3.3: Long-Lived Assets by Geography
	As of September 30,
	2021	2020
	(in thousands)
United States	$276,754	$255,346
Australia	17,105	30,183
Canada	20,637	24,522
United Kingdom	11,914	7,610
Rest of World	5,172	1,071
Total	$331,582	$318,732

4. REVENUE RECOGNITION
The Company recognizes revenue as, or when, we satisfy performance obligations under a contract. The majority of our contracts have performance obligations which are satisfied over time. In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customers that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services.
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results, which is further discussed in "Note 3. Business Segments."

Table 4.1: Revenue by Operating Segment and Service
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
U.S. Services
Program administration	$1,154,939	$945,125	$883,772
Assessments and appeals	138,297	141,446	136,109
Employment and children services	320,653	191,061	100,454
Other	48,221	51,642	56,153
Total U.S. Services	1,662,110	1,329,274	1,176,488
U.S. Federal Services
Program administration	1,273,850	1,288,741	779,573
Technology solutions	278,232	169,259	160,342
Assessments and appeals	341,202	175,337	171,282
Total U.S. Federal Services	1,893,284	1,633,337	1,111,197
Outside the U.S.
Workforce services	358,088	206,657	272,801
Assessments and appeals	225,314	218,704	252,447
Program administration	107,643	66,002	63,734
Other	8,046	7,563	10,148
Total Outside the U.S.	699,091	498,926	599,130
Total revenue	$4,254,485	$3,461,537	$2,886,815
During fiscal year 2021, management changed the manner in which the products and services within the U.S. Services Segment are viewed. Accordingly, the business lines have been updated and historical balances adjusted to reflect our updated view of the business.

Table 4.2: Revenue by Contract Type
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Performance-based	$1,416,562	$1,109,153	$1,193,075
Cost-plus	1,237,995	1,578,912	1,088,541
Fixed price	553,645	471,505	441,146
Time and materials	1,046,283	301,967	164,053
Total revenue	$4,254,485	$3,461,537	$2,886,815

Table 4.3: Revenue by Customer Type
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
New York State government agencies	$371,917	$355,282	$362,724
Other U.S. state government agencies	1,282,638	988,945	804,213
Total U.S. state government agencies	1,654,555	1,344,227	1,166,937
United States Federal Government agencies	1,805,131	1,559,165	1,040,980
International government agencies	663,180	467,185	558,599
Other, including local municipalities and commercial customers	131,619	90,960	120,299
Total revenue	$4,254,485	$3,461,537	$2,886,815

Table 4.4: Revenue by Geography
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
United States	$3,555,394	$2,962,611	$2,287,685
United Kingdom	286,432	246,334	293,695
Australia	244,995	147,156	198,795
Rest of world	167,664	105,436	106,640
Total revenue	$4,254,485	$3,461,537	$2,886,815
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
•Under cost-plus contracts, we are typically required to estimate a contract's share of our general and administrative expenses. This share is based upon estimates of total costs which may vary over time. We typically invoice our customers at an agreed provisional billing rate which may differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rates are higher than our actual rates, we record a liability.
•Certain contracts include retainage balances, whereby revenue is earned but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of September 30, 2021 and 2020, $10.4 million and $12.3 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
•In certain contracts, we may receive funds from our customers prior to performing operations. These funds are typically referred to as "set-up costs" and reflect the need for us to make investments in infrastructure prior to providing a service. This investment in infrastructure is not a performance obligation which is distinct from the service that is subsequently provided and, as a result, revenue is not recognized based upon the establishment of this infrastructure, but rather over the course of the contractual relationship. The funds are initially recorded as deferred revenue and recognized over the term of the contract. Other contracts may not include set-up fees but will provide higher fees in earlier periods of the contract. The premium on these fees is deferred.
•Some of our contracts, notably our employment services contracts in the Outside the U.S. Segment, include payments for desired outcomes, such as job placement and job retention, and these outcome payments occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.

During the year ended September 30, 2021, we recognized revenue of $45.9 million included in our deferred revenue balances at September 30, 2020. During the year ended September 30, 2020, we recognized revenue of $54.6 million included in our deferred revenue balances at September 30, 2019.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 2. Significant Accounting Policies," the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.
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
Other performance-based contracts with future outcomes include those where we recognize an average effective rate per participant based upon the total volume of expected participants. In this instance, we are required to estimate the amount of discount applied to determine the average rate of revenue per participant. Our revised estimates of participant numbers are based upon our updated evaluation of probable future volumes. During the fiscal years ended September 30, 2021 and 2020, we recognized revenue from these performance-based fees of $104.7 million and $45.0 million, respectively. At September 30, 2021 and 2020, we recorded $48.7 million and $24.8 million, respectively, of these estimated outcome fees which will be collected only when we reach anticipated targets. This balance is included on our consolidated balance sheets within the related contract accounts.
Changes to our estimates are recognized on a cumulative catch-up basis. For the year ended September 30, 2021 we reported a benefit to revenue and diluted earnings per share of $20.9 million and $0.24, respectively, from changes in estimates. The corresponding change in fiscal year 2020 was a reduction in revenue and diluted earnings per share of $9.2 million and $0.10, respectively.
Remaining performance obligations
As of September 30, 2021, we had approximately $550 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 49% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.
5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Basic weighted average shares outstanding	62,072	63,062	64,498
Dilutive effect of unvested RSUs and PSUs	293	260	322
Denominator for diluted earnings per share	62,365	63,322	64,820
The diluted earnings per share calculation for the year ended September 30, 2021, 2020, and 2019 excludes approximately 55,000, 215,000, and 10,000 unvested anti-dilutive restricted stock units, respectively.

6. BUSINESS COMBINATIONS
VES Group, Inc. (VES)
On May 28, 2021, the Company acquired 100% of VES for an estimated cash purchase price of $1.36 billion (the "VES Acquisition"). The final purchase price is subject to adjustment and is expected to be finalized during 2022. This business was integrated into our U.S. Federal Services Segment and is expected to increase revenue attributable to providing independent and conflict-free clinical business process services ("BPS"). The VES Acquisition also supports our ongoing strategic priority of expansion into the U.S. Federal market and accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. We entered into a new credit agreement to fund the Acquisition. See "Note 9 - Debt" for further details. The results of operations for VES are included in the consolidated results of Maximus, Inc. starting May 29, 2021.

Table 6.1: VES Valuation
	Initial Allocation of Assets and Liabilities	Adjustments	Estimated Allocation of Assets and Liabilities as of September 30, 2021
	(in thousands)
Consideration paid:
Cash consideration paid, net of cash acquired	$1,360,231	$—	$1,360,231
Estimated additional cash payments	7,494	(2,859)	4,635
Estimated cash consideration, net of cash acquired	1,367,725	(2,859)	1,364,866
Assets acquired:
Accounts receivable - billed, billable and unbilled	$44,078	$—	$44,078
Prepaid expenses and other current assets	13,911	(5,956)	7,955
Property and equipment, net	9,113	—	9,113
Operating lease right-of-use assets	18,898	—	18,898
Intangible assets	664,000	—	664,000
Other assets	12,816	(5,650)	7,166
Total identifiable assets acquired	762,816	(11,606)	751,210
Liabilities assumed:
Accounts payable and accrued compensation	42,978	(796)	42,182
Operating lease liabilities	18,898	—	18,898
Income taxes payable, current	6,196	(523)	5,673
Deferred income taxes	177,626	(6,129)	171,497
Other long-term liabilities	6,667	5,603	12,270
Total identifiable liabilities assumed	252,365	(1,845)	250,520
Net identifiable assets acquired	510,451	(9,761)	500,690
Goodwill	857,274	6,902	864,176
Net assets acquired	$1,367,725	$(2,859)	$1,364,866

Goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities, and qualifications held by the business. This goodwill balance is not deductible for tax purposes.
Our evaluation of the intangible assets acquired with VES has identified three assets. The assets were valued using methods which required a number of estimates and, accordingly, they are considered Level 3 measurements within the Accounting Standard Codification No. 820 (ASC 820) fair value methodology.
•Customer relationships represent the value of the existing contractual relationships with the United States Federal Government. These were valued using the excess earnings method, which required us to utilize estimated future revenues and earnings from contracts and an appropriate rate of return.
•VES maintains a provider network of third-party providers that assist in the performance of their clinical services. This network was valued using the cost method and income approach, which included both the cost of recreating such a network and the profits foregone during the time which would be required to recreate the network and an appropriate rate of return.
•VES maintained proprietary technology which interacted with U.S. Federal Government systems, facilitated the transmission of examination data, and supported the performance of the contracts. We valued the technology using a relief-from-royalty method, which required us to estimate future revenues and an arm's length royalty rate that a third-party provider might use to supply this service and an appropriate rate of return.

Table 6.2: VES Intangible Asset Values and Useful Lives
	Estimated Straight-Line Useful Life	Estimated Fair Value
		(in thousands)
Customer contracts and relationships	12 years	$580,000
Provider network	12 years	57,000
Technology-based intangible assets	12 years	27,000
Total intangible assets		$664,000
In connection with certain liabilities acquired in the VES acquisition, we established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure is partially offset by an indemnification asset of $6.0 million. In the event that this dispute is settled for less than $6.0 million, we will return the indemnification asset to the sellers and any difference between the settlement amount and $6.0 million. In the event that the settlement exceeds $6.0 million, we are entitled to utilize the indemnification asset, and if the settlement exceeds $12.0 million, pursue other recourse permitted under the purchase agreement. At this time $12.0 million remains our best estimate of this liability. In addition, we have established a tax liability of $12.3 million for uncertain tax positions within VES, partially offset by another indemnification asset of $7.2 million. Both indemnification assets are secured in third party escrow accounts and we have recourse to other funds in the event these contingencies exceed the escrow balances.
From the acquisition date of May 28, 2021 through September 30, 2021, the acquired business, VES, contributed revenue of $186.6 million and gross profit of $53.5 million. Amortization of intangible assets for the same period was $18.4 million. As of September 30, 2021, we have completed our assessment of all acquired assets and liabilities assumed, except for incomes taxes and working capital true-up.
The Federal division of Attain, LLC ("Attain")
On March 1, 2021, the Company acquired 100% of Attain for a cash purchase price of $419.1 million. This business was integrated into our U.S. Federal Services Segment and is expected to strengthen our position to further design, develop, and deliver more innovative, impactful solutions and drive automation of processes to improve citizen engagement and the delivery of critical federal programs, as well as expand our presence in the U.S. Federal market. We utilized borrowings on the credit facility we had in place at the time, as well as cash on our balance sheet to fund the acquisition. The results of operations for Attain are included in our results from March 1, 2021.

Table 6.3: Attain Valuation
Allocation of Assets and Liabilities
(in thousands)
Consideration paid:
Cash consideration paid, net of cash acquired	$419,097
Assets acquired:
Accounts receivable - billed, billable and unbilled	39,375
Prepaid expenses and other current assets	926
Operating lease right-of-use assets	24,960
Intangible assets	105,000
Other assets	74
Total identifiable assets acquired	170,335
Liabilities assumed:
Accounts payable and other liabilities	28,863
Operating lease liabilities, less current portion	26,401
Total identifiable liabilities assumed	55,264
Net identifiable assets acquired	115,071
Goodwill	304,026
Net assets acquired	$419,097
Goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities, and qualifications held by the business. This goodwill balance is expected to be deductible for tax purposes.
The intangible assets acquired represent customer relationships. We estimated this balance using the excess earnings method (which is a Level 3 measurement within the ASC 820 fair value hierarchy) and used a number of estimates, including expected future revenue and earnings from the acquired business and an appropriate expected rate of return. We have assumed a useful economic life of 10 years, representing our expectation of the period over which we will receive the benefit.
As of September 30, 2021, we have completed our assessment of all acquired assets and liabilities assumed. During the year ended September 30, 2021, the acquired business, Attain, contributed revenue of $136.1 million, and gross profit of $33.4 million.

Proforma Results with VES and Attain
The following table presents certain pro forma results for the year ended September 30, 2021 and 2020 as though the acquisitions of both VES and Attain had occurred on October 1, 2019, the first day of fiscal year 2020. The twelve month information is consistent with that utilized in our debt covenant calculations. This pro forma information is presented for information purposes only and is not necessarily indicative of the results that might have occurred if the acquisition had taken place on that date. The pro forma results below eliminate intercompany transactions, include amortization charges for acquired intangible assets, and estimates of interest expense based upon our total estimated borrowings, eliminate pre-acquisition transaction costs, and reflect corresponding changes in our provision for income taxes. Acquisition related costs incurred by Maximus, VES, and Attain have been excluded in the following pro forma results. These costs were $9.5 million, $52.2 million, and $0.3 million, respectively.

Table 6.4: Unaudited Pro Forma Results - As if both VES and Attain Acquisitions Occurred on October 1, 2019
	For the Year Ended September 30,
	2021	2020
	(in thousands, except per share amounts)
Revenue	$4,672,597	$4,013,994
Cost of revenue	3,566,894	3,107,493
Gross profit	1,105,703	906,501
Selling, general, and administrative expenses	553,048	485,903
Amortization of intangible assets	85,621	101,467
Operating income	467,034	319,131
Interest expense	(37,410)	(38,239)
Other expense, net	(2,414)	(12,791)
Income before income taxes	427,210	268,101
Provision for income taxes	102,045	64,328
Net income	$325,165	$203,773

Earnings per share:
Basic	$5.24	$3.23
Diluted	$5.21	$3.22
Weighted average shares outstanding:
Basic	62,072	63,062
Diluted	62,365	63,322

Other acquisitions
On September 14, 2021, we acquired 100% of the share capital of Connect Assist Holdings Limited ("Connect Assist") for an estimated purchase price of $21.1 million (£15.5 million British Pounds). We acquired this business to improve our contact center services and qualifications within the United Kingdom. The business will be integrated into our Outside the U.S. Segment. We have completed a preliminary assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $11.1 million and $7.7 million, respectively, related to the acquisition.
On August 21, 2020, we acquired 100% of the share capital of Index Root Korea Co. Ltd ("Index Root") for an estimated purchase price of $5.4 million (₩6.30 billion South Korean Won), which included acquisition-related contingent consideration estimated at $0.9 million (₩1.10 billion South Korean Won) based upon future earnings. We acquired Index Root to expand our geographic presence to South Korea. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $5.1 million and $1.4 million, respectively, related to the acquisition. During the second quarter of fiscal year 2021, we concluded that payment of the contingent consideration was unlikely and, accordingly, a benefit of $1.0 million was recorded within our acquisition expenses.
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited ("InjuryNet") for a purchase price of $4.4 million ($6.7 million Australian Dollars), which included acquisition-related contingent consideration of $2.1 million ($3.1 million Australian Dollars) based upon future earnings. As of September 30, 2021, the contingent consideration has been paid in full. InjuryNet provides workplace medical services in Australia. The business was integrated into our Outside the U.S. Segment. We have completed our assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $2.6 million and $0.9 million, respectively, related to the acquisition.
7. GOODWILL

Table 7: Changes in Goodwill by Segment
	U.S. Services	U.S. Federal Services	Outside the U.S.	Total
	(in thousands)
Balance as of September 30, 2019	$164,472	$382,618	$37,379	$584,469
Acquisitions	—	—	7,652	7,652
Disposal of Q2 Administrators, LLC	—	(899)	—	(899)
Foreign currency translation	—	—	1,907	1,907
Balance as of September 30, 2020	164,472	381,719	46,938	593,129
Acquisitions	—	1,168,202	11,741	1,179,943
Foreign currency translation	—	—	1,334	1,334
Balance as of September 30, 2021	$164,472	$1,549,921	$60,013	$1,774,406
There were no impairment charges to our goodwill for the years ended September 30, 2021, 2020, and 2019.

8. INTANGIBLE ASSETS, NET

Table 8.1: Details of Intangible Assets, Net
	As of September 30,
	2021			2020
	Cost	Accumulated Amortization	Intangible Assets, Net	Cost	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Customer contracts and relationships	$928,069	$131,081	$796,988	$235,287	$90,302	$144,985
VES Provider network	57,000	1,583	55,417	—	—	—
Technology-based intangible assets	32,307	5,544	26,763	5,631	4,723	908
Trademarks and trade names	4,503	4,503	—	4,479	4,479	—
Total	$1,021,879	$142,711	$879,168	$245,397	$99,504	$145,893

Table 8.2: Details of Weighted Average Remaining Lives
As of September 30, 2021
Customer contracts and relationships	10.9 years
VES Provider network	11.7 years
Technology-based intangible assets	11.5 years
Total	10.8 years

Table 8.3: Details of Future Amortization Expense of Intangible Assets, Net
As of September 30, 2021
(in thousands)
Year ended September 30, 2022	$82,937
Year ended September 30, 2023	82,922
Year ended September 30, 2024	82,798
Year ended September 30, 2025	82,595
Year ended September 30, 2026	82,473
Thereafter	465,443
Total (1)	$879,168
(1)This table does not include any estimated future amortization expense of intangible assets associated with the Aidvantage business acquired on October 6, 2021. Refer to Footnote 22 - Subsequent Events for more details on this acquisition.

9. DEBT

Table 9.1: Details of Debt
	As of September 30,
	2021	2020
	(in thousands)
Term Loan A, due 2026	$1,086,250	$—
Term Loan B, due 2028	399,000	—
Subsidiary loan agreements	38,281	28,895
Total debt principal	1,523,531	28,895
Less: Unamortized debt-issuance costs and discounts	(13,839)	—
Total debt	1,509,692	28,895
Less: Current portion of long-term debt	(80,555)	(10,878)
Long-term debt	$1,429,137	$18,017
On May 28, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent ("Credit Agreement"), which replaced our existing revolving credit facility. The Credit Agreement provided for the following three components.
•$1.10 billion term loan facility ("Term Loan A") which matures on May 28, 2026;
•$400.0 million term loan facility ("Term Loan B") which matures May 28, 2028;
•$600.0 million revolving credit facility ("Revolver") which matures May 28, 2026.
The interest rates applicable to loans under the Credit Agreement are floating rates based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Term Loan A and the Revolver margins are dependent upon our leverage ratio. Term Loan B is set to LIBOR plus 2.00% subject to a floor of 0.50%. Since execution of the Credit Agreement, the interest rates for Term Loan A and the Revolver have been LIBOR plus 1.75%. After September 30, 2021, we may reduce our interest rates on both Term Loan A and the Revolver to LIBOR plus 1.50% based on the attainment of a total leverage ratio of 2.5 or better. The Company anticipates this rate adjustment in first quarter of fiscal year 2022, as the net total leverage ratio as of September 30, 2021 was 2.3. LIBOR is anticipated to be phased out over the next 18 months, and alternative benchmark rates have been identified in this agreement. This is the only significant arrangement within the Company that utilizes LIBOR. As of September 30, 2021, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 2.05%.
The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary. As of September 30, 2021, the company had no outstanding balance on the corporate Revolver.
Under the terms of the Credit Agreement, the Company is required to comply with certain covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt and contingent consideration liabilities less the greater of (a) unrestricted cash or (b) $75.0 million. With certain exceptions, the covenant requires the net total leverage ratio, as defined by the Credit Agreement to be less than 4.0, calculated over the previous twelve months. The net interest coverage ratio is calculated as EBITDA divided by interest expense, over the previous twelve months, all defined by the Credit Agreement. The covenant requires a net interest coverage ratio of 3.0 or greater. As of September 30, 2021, as defined by the Credit Agreement, the company calculated a net total leverage ratio of 2.3 and net interest coverage ratio of 17.0. The company was in compliance with all applicable covenants under the Credit Agreement as of September 30, 2021. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. Prior to the completion of the acquisition of VES, we entered into a bridging loan facility to ensure that funds were available in the event that our new credit facility would not be available in time. We did not use this interim facility. The cost of this facility of $8.5 million was included within "other (expense)/income, net" on our consolidated statements of operations for the year ended September 30, 2021.
In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.

Table 9.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
Year ended September 30, 2022	$83,303
Year ended September 30, 2023	72,898
Year ended September 30, 2024	93,455
Year ended September 30, 2025	93,375
Year ended September 30, 2026	801,500
Thereafter	379,000
Total Payments	$1,523,531
10. DERIVATIVES
Interest Rate Derivative Instrument
In June 2021, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million, effective June 28, 2021, with an expiration date of May 28, 2026, which hedges the floating LIBOR on a portion of the term loan (Tranche A, $1.10 billion balance) under the Credit Agreement to a fixed rate of 0.986%. The Company elected to designate this interest rate swap as a cash flow hedge for accounting purposes.
As of September 30, 2021, our derivative was in a $0.4 million net liability position and recorded in "other current liabilities" on our consolidated balance sheet. As this cash flow hedge is considered effective, any future gains and losses are reflected within Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. No ineffectiveness was recorded on this contract during year ended September 30, 2021.

Table 10: Losses on Derivatives
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Loss recognized in AOCI on derivatives, net of tax	$(811)	$—	$—
Amounts reclassified to earnings from accumulated other comprehensive loss	508	—	—
Net current period other comprehensive loss	$(303)	$—	$—
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of September 30, 2021, there was no collateral posted with its counterparty related to the derivatives.
11. FAIR VALUE
The only asset the Company had as of September 30, 2021 that was recorded at fair value on a recurring basis is the deferred compensation asset, related to the portion invested in mutual funds. These mutual funds prices are quoted in active markets and therefore are classified as Level 1. As of September 30, 2021, the Company also has two liabilities recorded at fair value on a recurring basis, which are an interest rate swap and contingent consideration related to acquisitions. The Company obtains its Level 2 pricing inputs from its counterparty for the interest rate swap. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. The contingent consideration liability is considered Level 3, as the inputs are not observable and based on internal assumptions.
The fair values of receivables, prepaids, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments. The carrying value of debt was $1.51 billion and $28.9 million as of September 30, 2021 and 2020, respectively, approximates the fair value as the stated interest rates in the agreements are consistent with the current market rates used in notes with similar terms in the markets (Level 2 inputs). The outstanding debt as of September 30, 2021 was obtained on May 28, 2021.

Other long-lived assets are reviewed when events indicate they may no longer be able to recover their value. Assets which we cease using or which do not appear able to generate sufficient future cash flows to support their values are reviewed and, where necessary, their value is written down. In this instance, the expense is reported in the same place where future expenses were anticipated to be recorded. For example, a fixed asset impairment would be recorded in depreciation expense. All the non-recurring fair values are considered Level 3, as the inputs are not observable and based on internal assumptions. During the years ending September 30, 2021, 2020, and 2019, we recorded impairment charges of $12.5 million, $1.2 million, and $3.7 million on long-lived assets within our U.S. Services and Outside the U.S. Services Segments relating to underperforming contracts.

Table 11: Fair Value
	As of September 30, 2021
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$28,516	$—	$—	$28,516
Total assets	$28,516	$—	$—	$28,516
Liabilities:
Interest rate swap	$—	$410	$—	$410
Contingent consideration	—	—	270	270
Total liabilities	$—	$410	$270	$680
12. LEASES

Table 12.1: Details of Lease Costs
	For the Year Ended September 30,
	2021	2020
	(in thousands)
Operating lease cost	$111,246	$102,811
Short-term lease cost	7,044	9,140
Variable lease cost	11,124	13,310
Total operating lease costs	$129,414	$125,261

Table 12.2: Future Minimum Lease Payments Under Non-cancelable Operating Leases
	Office Space	Equipment	Total
	(in thousands)
Year ended September 30, 2022	$78,222	$4,067	$82,289
Year ended September 30, 2023	50,281	678	50,959
Year ended September 30, 2024	30,870	121	30,991
Year ended September 30, 2025	23,540	11	23,551
Year ended September 30, 2026	10,035	2	10,037
Thereafter	13,568	—	13,568
Total minimum lease payments	206,516	4,879	211,395
Less: Imputed interest	(13,418)	(129)	(13,547)
Total lease liabilities	$193,098	$4,750	$197,848
Our weighted average remaining lease term as of September 30, 2021 is 3.6 years.
For the years ended September 30, 2021 and 2020, the Company made cash payments of $96.9 million and $109.4 million for amounts included in our lease liabilities, respectively. New or amended leases resulted in additional right-of-use assets of $60.2 million and $72.7 million for the same periods, respectively.

13. INCOME TAXES

Table 13.1: Components of Provision for Income Taxes
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Current provision/(benefit):
Federal	$62,062	$65,735	$37,123
State and local	20,077	28,117	14,480
Foreign	16,919	(2,154)	12,561
Total current provision for income taxes	99,058	91,698	64,164
Deferred tax (benefit)/expense:
Federal	(2,527)	(12,984)	12,627
State and local	(590)	(4,246)	3,013
Foreign	(3,460)	(1,915)	(2,979)
Total deferred tax (benefit)/expense	(6,577)	(19,145)	12,661
Provision for income taxes	$92,481	$72,553	$76,825

Table 13.2: Components of Income before Provision for Income Taxes by Country
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Domestic	$339,647	$304,240	$280,092
Foreign	44,034	(17,178)	37,228
Income before provision for income taxes	$383,681	$287,062	$317,320

Table 13.3: Reconciliation of Tax Expense at Statutory Rate to Actual Tax Expense
	For the Year Ended September 30,
	2021	2020	2019
	(dollars in thousands)
Tax expense at statutory rate	$80,573	$60,284	$66,637
Increase/(decrease) due to:
State income taxes, net of federal benefit	18,350	17,480	14,825
Foreign taxation rate differentials	4,212	(463)	1,210
Non-deductible (benefit)/expense	2,254	2,200	2,682
Valuation allowance - foreign jurisdictions	2,285	916	—
Tax credits	(5,072)	(4,149)	(3,730)
Toll tax	—	—	(481)
Excess tax benefits from stock-based compensation	(6,008)	(2,038)	(4,783)
Other	(4,113)	(1,677)	465
Income tax expense	$92,481	$72,553	$76,825
U.S Federal Statutory tax rate	21.0%	21.0%	21.0%
Effective tax rate	24.1%	25.3%	24.2%

Table 13.4: Components of Deferred Tax Assets and Liabilities
	As of September 30,
	2021	2020
	(in thousands)
Deferred tax assets/(liabilities):
Costs deductible in future periods	$28,921	$24,127
Deferred revenue	7,878	8,054
Stock compensation	3,679	4,140
Net operating loss carryforwards	418	252
Amortization of goodwill and intangibles	(203,094)	(27,555)
Capitalized software	(11,343)	(10,076)
Accounts receivable - unbilled	(15,317)	(11,565)
Property and equipment	(910)	(2,365)
Prepaid expenses	(7,913)	(4,245)
Other	4,033	(3,589)
Net deferred tax liability	$(193,648)	$(22,822)
Our deferred tax assets and liabilities are held in various national and international jurisdictions that do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions that show a net deferred tax asset and a net deferred tax liability.

Table 13.5: Deferred Tax Assets and Liabilities By Jurisdiction Positions
	As of September 30,
	2021	2020
	(in thousands)
Total of tax jurisdictions with net deferred tax assets	$990	$1,915
Total of tax jurisdictions with net deferred tax liabilities	(194,638)	(24,737)
Net deferred tax liabilities	$(193,648)	$(22,822)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the U.S. in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes were recorded with respect to such earnings. As of September 30, 2021, our foreign subsidiaries held approximately $84.4 million of cash and cash equivalents in either U.S. Dollars or local currencies.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $12.6 million and $1.8 million at September 30, 2021 and 2020, respectively.
We report interest and penalties as a component of income tax expense. In the fiscal years ended September 30, 2021, 2020, and 2019, we recognized interest expense relating to unrecognized tax benefits of less than $0.1 million in each year. The net liability balance at September 30, 2021 and 2020, includes approximately $2.1 million and less than $0.1 million, respectively, of interest and penalties.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts).

Table 13.6: Reconciliation of the Beginning and Ending Amounts of Potential Tax Benefits
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$1,798	$3,001	$721
Additions for acquired unrecognized tax benefits	11,244	—	—
Increases for tax positions taken in current year	300	770	2,280
Decreases for tax positions taken in current year	(700)	(1,973)	—
Balance at end of year	$12,642	$1,798	$3,001
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2018 and to state and local income tax examinations by tax authorities for years before 2016. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2017.
14. EQUITY
Stock Compensation
The Company grants restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under its 2017 Stock Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over four or five years and one year for members of the board of directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.

Table 14.1: Restricted Stock Units and Performance Based Stock Units
	Restricted Stock Units	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested outstanding units as of September 30, 2020	642,411	—	642,411	$68.73
Granted	383,864	85,482	469,346	76.80
Cancelled/Forfeited	(49,019)	(478)	(49,497)	73.82
Vested	(346,813)	—	(346,813)	67.93
Non-vested outstanding units as of September 30, 2021	630,443	85,004	715,447	74.06
In addition to the non-vested shares, as part of individual elections made in the deferred compensation plan, certain directors and employees held approximately 268,000 vested but not issued awards as of September 30, 2021. These vested unissued units are included in outstanding shares for basic and diluted earnings per share, but are not reported as issued and outstanding in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders' Equity.
As of September 30, 2021, the intrinsic value of RSUs and PSUs expected to vest was $59.0 million.
For the years ended September 30, 2021, 2020, and 2019, the Company recognized share-based compensation expenses of $28.6 million, $23.7 million, and $20.8 million, respectively. The income tax benefit recorded on these charges for the same years was $13.5 million, $8.0 million, and $9.9 million, respectively. The expenses related to share-based compensation awards are recorded in selling and administrative expenses. As of September 30, 2021, there was $45.7 million of total estimated unrecognized compensation cost related to non-vested RSUs and PSUs. This cost is expected to be recognized over a weighted average period of 1.3 years.
The weighted-average grant-date fair value of RSUs granted in years ended September 30, 2020 and 2019, was $74.26 and $66.96, respectively. The total fair value of RSUs vested during the years ended September 30, 2021, 2020 and 2019 was $28.9 million, $23.6 million, and $27.4 million, respectively.

Accumulated Other Comprehensive Income

Table 14.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized loss on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2018	$(36,953)	$—	$(36,953)
Other comprehensive losses before reclassifications	(8,427)	—	(8,427)
Net current period other comprehensive losses	(8,427)	—	(8,427)
Balance as of September 30, 2019	(45,380)	—	(45,380)
Other comprehensive income before reclassifications	2,742	—	2,742
Net current period other comprehensive income	2,742	—	2,742
Balance as of September 30, 2020	(42,638)	—	(42,638)
Other comprehensive income before reclassifications	3,033	(811)	2,222
Amounts reclassified from accumulated other comprehensive loss	—	508	508
Net current period other comprehensive income	3,033	(303)	2,730
Balance as of September 30, 2021	$(39,605)	$(303)	$(39,908)
Stock Repurchase Programs
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the years ended September 30, 2021, 2020, and 2019, the Company purchased 0.1 million, 2.8 million, and 0.7 million common shares at a cost of $3.4 million, $167.0 million, and $46.8 million, respectively. As of September 30, 2021, $146.7 million remained available for future stock repurchases.
15. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 15.1: Details of Cash and Cash Equivalents and Restricted Cash
	As of September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$135,061	$71,737
Restricted cash (1)	21,509	16,824
Cash, cash equivalents, and restricted cash	$156,570	$88,561
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 15.2: Supplemental Disclosures of Cash Flow Information
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Interest payments	$14,539	$1,600	$2,500
Income tax payments	99,899	89,100	69,200

16. ACCOUNTS RECEIVABLE, NET

Table 16.1: Details of Accounts Receivable, Net
	As of September 30,
	2021	2020
	(in thousands)
Billed and billable receivables	$718,728	$628,922
Unbilled receivables	124,135	163,332
Allowance for credit losses	(8,044)	(6,051)
Accounts receivable, net	$834,819	$786,203

Table 16.2: Changes in Allowance for Credit Losses
	For the Year Ended September 30,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$6,051	$5,382	$4,285
Provision for estimated credit losses	11,038	12,976	4,018
Write-offs, net of recoveries	(9,045)	(12,307)	(2,921)
Balance at end of period	$8,044	$6,051	$5,382
17. PROPERTY AND EQUIPMENT, NET

Table 17: Details of Property and Equipment, Net
	As of September 30,
	2021	2020
	(in thousands)
Land	$1,738	$1,738
Building and improvements	11,981	11,846
Office furniture and equipment	254,102	239,057
Leasehold improvements	79,938	84,063
Property and equipment, at cost	347,759	336,704
Accumulated depreciation	(285,132)	(269,983)
Property and equipment, net	$62,627	$66,721
Depreciation expense for the years ended September 30, 2021, 2020, and 2019 was $34.1 million, $54.9 million, and $45.2 million, respectively.
18. CAPITALIZED SOFTWARE COSTS, NET

Table 18: Details of Capitalized Software, Net
	As of September 30,
	2021	2020
	(in thousands)
Capitalized software	$139,145	$120,677
Accumulated amortization	(96,277)	(82,644)
Capitalized software, net	$42,868	$38,033
Amortization expense related to capitalized software for the years ended September 30, 2021, 2020, and 2019 was $12.3 million, $9.6 million, and $7.2 million, respectively. The majority of this amortization was recorded within our "cost of revenue" on our consolidated statements of operations.
The amortization totals above include $2.4 million and $0.6 million of costs which were capitalized and subsequently written off during the years ended September 30, 2021 and 2020, respectively. No comparable amount where recorded for the year ended September 30, 2019. These costs were related to contracts that were deemed unrecoverable. This expense was recorded within "cost of revenue" on our consolidated statements of operations.

19. DEFERRED CONTRACT COSTS, NET

Table 19: Details of Deferred Contracts Costs, Net
	As of September 30,
	2021	2020
	(in thousands)
Deferred contract costs	$67,209	$42,421
Accumulated amortization	(30,723)	(21,530)
Total deferred contract costs, net	$36,486	$20,891
Amortization expense related to deferred contract costs for the years ended September 30, 2021, 2020, and 2019 was $13.6 million, $6.8 million, and $9.9 million, respectively. These amounts were recorded within our "cost of revenue" on our consolidated statements of operations.
The amortization totals above include $4.4 million, $0.6 million, and $3.7 million of costs which were capitalized and subsequently written off during the years ended September 30, 2021, 2020, and 2019, respectively. These costs were related to contracts in our U.S. Services and Outside the U.S. segments and are deemed unrecoverable. This expense was recorded within "cost of revenue" on our consolidated statements of operations.
20. COMMITMENTS AND CONTINGENCIES
Performance Bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. As of September 30, 2021, we had performance bond commitments totaling $36.1 million. These bonds are typically renewed annually and remain in place until the contractual obligations are satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
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
Medicaid claims
The Centers for Medicare and Medicaid Services (CMS) asserted two disallowances against a state Medicaid agency. The state contested the first disallowance and ultimately settled that claim for approximately $7.3 million. The second disallowance of approximately $19.9 million is still being contested by the state. The state is seeking reimbursement from us for the first disallowance of $7.3 million and has indicated its intention to seek reimbursement of the second disallowance if its legal challenge is unsuccessful. From 2004 through 2009, we had a contract with the state agency in support of its school-based Medicaid claims. We entered into separate agreements with the school districts under which we assisted the districts with preparing and submitting claims to the state Medicaid agency which, in turn, submitted claims for reimbursement to CMS. The state has asserted that its agreement with us requires us to reimburse the state for the amounts owed to CMS. However, our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS. Although it is reasonably possible that a court could conclude we are responsible for the full balance of the disallowances, we believe our exposure in this matter is limited to our fees associated with this work and that the school districts will be responsible for the remainder. We have recorded a liability of our estimated fees earned from this engagement relating to the disallowances. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter.

21. EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for Company match, specified Company contributions and discretionary Company contributions. For the years ended September 30, 2021, 2020, and 2019, we contributed $17.3 million, $13.2 million, and $12.3 million to the 401(k) plans, respectively. Outside the U.S., we have a number of defined contribution pension plans and other employee benefit plans. For the years ended September 30, 2021, 2020, and 2019, we contributed $22.8 million, $18.6 million, and $18.6 million to these plans, respectively.
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 90% of the liabilities as of September 30, 2021. The assets within the Rabbi Trust include $28.5 million invested in mutual funds that have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value, with changes in fair value being recorded in the consolidated statements of operations.
22. SUBSEQUENT EVENTS
On October 6, 2021, we completed the acquisition of the student loan servicing business from Navient, rebranded as Aidvantage. The purchase price consideration is contingent upon future operating results; we estimate that total payments will total approximately $15.3 million. We estimate intangibles associated with the acquisition to be approximately $14.9 million, which we expect to amortize over 27 months. We acquired this business to supplement our existing portfolio of services to the U.S. Department of Education. This business has been integrated into our U.S. Federal Services Segment.
On October 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on November 30, 2021, to shareholders of record on November 15, 2021. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.3 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Annual Report on Form 10-K, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions about required disclosure. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021.
The Company carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.
Management's Report on Internal Control Over Financial Reporting. See Item 8. "Financial Statements and Supplementary Data."
Attestation Report of Independent Registered Public Accounting Firm. See Item 8. "Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Limitations on Effectiveness of Controls. The Company's management, including the Chief Executive Officer and Chief Executive Officer, does not expect that the Company's disclosure controls and procedures or its system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of the Company's control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021.
Item 11. Executive Compensation
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of September 30, 2021, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our 2021 Equity Incentive Plan. All shares under the 2021 Equity Incentive Plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans/arrangements approved by the shareholders	1,047,200	$—	3,120,507
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	1,047,200	$—	3,120,507
All other information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as a part of the report:
(1)Financial Statements. The Company's financial statements are included in Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements.
(3)Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
2.1	Λ	Stock Purchase Agreement dated as of April 20, 2021 by and among VES Group, Inc., each of the parties identified as a "Shareholder" on the signature pages thereto, George C. Turek, in his capacity as Shareholder Representative as set forth in therein, Maximus Federal Services, Inc., and Maximus, Inc.*	8-K	1-12997	April 26, 2021	2.1

3.1		Amended and Restated Articles of Incorporation of the Company, as amended.	10-Q	1-12997	August 14, 2020	3.1

3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 10, 2013	3(i)

3.3		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 7, 2020	3.1

3.4		Amended and Restated Bylaws of the Company.	8-K	1-12997	June 19, 2015	3.2

4.1		Specimen Common Stock Certificate.	10-Q	1-12997	August 14, 1997	4.1

4.2		Description of Securities.	10-K	1-12997	November 19, 2020	4.2

10.1	Ù	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	S-1	333-21611	February 12, 1997	10.10

10.2	Ù	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and Maximus, Inc.	8-K	1-12997	January 16, 2018	10.1

10.3	Ù	Amended and Restated Employment, Non-Compete and Confidentiality Agreement between Richard A. Montoni and Maximus, Inc.	8-K	1-12997	January 16, 2018	10.2

10.4	Ù	Amended and Restated Income Continuity Program.	10-K	1-12997	November 16, 2015	10.6

10.5	Ù	Deferred Compensation Plan, as amended.	8-K	1-12997	November 27, 2007	10.3

10.6	Ù	2011 Equity Incentive Plan.	14A	1-12997	January 27, 2012	B

10.7	Ù	First Amendment to 2011 Equity Incentive Plan.	8-K	1-12997	December 21, 2015	10.1

10.8	Ù	1997 Equity Incentive Plan, as amended.	S-8	333-136400	August 8, 2006	4.3

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith
Λ	Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of omitted schedules to the Securities and Exchange Commission upon request.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
10.9	Ù	First Amendment to the 1997 Equity Incentive Plan, as amended.	8-K	1-12997	November 27, 2007	10.2

10.10	Ù	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	8-K	1-12997	June 23, 2006	10.1

10.11	Ù	2017 Equity Incentive Plan.	S-8	333-217657	May 4, 2017	4.5

10.12	Ù	2021 Omnibus Incentive Plan.	14A	1-12997	January 27, 2021	A

10.13	Ω	Credit Agreement, dated as of May 28, 2021 by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and each of JPMorgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities Inc. and Wells Fargo Securities, LLC, in their capacities as joint lead arrangers and joint bookrunners.	8-K	1-12997	June 3, 2021	10.1

10.14		Separation, Confidentiality, and Non-Competition Agreement between Maximus, Inc. and Richard J. Nadeau.	8-K	1-12997	July 23, 2021	10.1

10.15		Consulting Services Agreement between Maximus, Inc. and Richard J. Nadeau.	8-K	1-12997	July 23, 2021	10.2

10.16		Separation, Confidentiality, and Non-Competition Agreement between Maximus, Inc. and Thomas D. Romeo.	8-K	1-12997	July 23, 2021	10.3

21.1	❖	List of Subsidiaries of the Company.

23.1	❖	Consent of Independent Registered Public Accounting Firm.

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith
Λ	Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of omitted schedules to the Securities and Exchange Commission upon request.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	November 18, 2021
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ Richard J. Nadeau	November 18, 2021
By:	Richard J. Nadeau
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates included.

Name	Title	Date

/s/ Bruce L. Caswell	President and Chief Executive Officer (Principal Executive Officer) and Director	November 18, 2021
Bruce L. Caswell

/s/ Richard J. Nadeau	Chief Financial Officer (Principal Financial Officer) and Treasurer	November 18, 2021
Richard J. Nadeau

/s/ John J. Haley	Chair of the Board of Directors	November 18, 2021
John J Haley

/s/ Anne K. Altman	Vice Chair of the Board of Directors	November 18, 2021
Anne K. Altman

/s/ Richard A. Montoni	Vice Chair of the Board of Directors	November 18, 2021
Richard A. Montoni

/s/ Jan D. Madsen	Director	November 18, 2021
Jan D. Madsen

/s/ Gayathri Rajan	Director	November 18, 2021
Gayathri Rajan

/s/ Raymond B. Ruddy	Director	November 18, 2021
Raymond B. Ruddy

/s/ Michael J. Warren	Director	November 18, 2021
Michael J. Warren