Form 10-Q
period 2021-12-31
MAXIMUS, INC.
filed 2022-02-03
CIK 1032220

As filed with the Securities and Exchange Commission on February 3, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 61,922,097 shares of the registrant's Common Stock outstanding as of February 1, 2022.

Unless otherwise specified, references in this Quarterly Report on Form 10-Q to "our," "we," "us," "Maximus," the "Company," and "our business" refer to Maximus, Inc. and its subsidiaries.
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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus ("COVID-19") global pandemic and related vaccine mandate implications, and our recent acquisitions are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•matters related to business we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on From 10-K, filed with the Securities and Exchange Commission on November 18, 2021.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands, except per share amounts)
Revenue	$1,150,876	$945,554
Cost of revenue	922,721	739,499
Gross profit	228,155	206,055
Selling, general, and administrative expenses	124,221	111,967
Amortization of intangible assets	22,405	6,516
Operating income	81,529	87,572
Interest expense	(9,638)	(206)
Other expense, net	(311)	(775)
Income before income taxes	71,580	86,591
Provision for income taxes	18,250	22,514
Net income	$53,330	$64,077

Earnings per share:
Basic	$0.86	$1.03
Diluted	$0.85	$1.03
Weighted average shares outstanding:
Basic	62,262	62,038
Diluted	62,445	62,135

Dividends declared per share	$0.28	$0.28
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Net income	$53,330	$64,077
Other comprehensive income, net of tax:
Foreign currency translation adjustments	459	6,923
Net gains on cash flow hedge, net of tax	2,685	—
Other comprehensive income	3,144	6,923
Comprehensive income	$56,474	$71,000
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	December 31, 2021	September 30, 2021
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$181,790	$135,061
Accounts receivable, net	849,410	834,819
Income taxes receivable	2,826	5,413
Prepaid expenses and other current assets	114,303	104,201
Total current assets	1,148,329	1,079,494
Property and equipment, net	53,627	62,627
Capitalized software, net	40,349	42,868
Operating lease right-of-use assets	177,866	179,349
Goodwill	1,776,239	1,774,406
Intangible assets, net	871,761	879,168
Deferred contract costs, net	43,319	36,486
Deferred compensation plan assets	49,376	46,738
Deferred income taxes	1,745	990
Other assets	19,257	16,839
Total assets	$4,181,868	$4,118,965
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$273,289	$305,565
Accrued compensation and benefits	118,891	186,809
Deferred revenue, current portion	111,578	98,588
Income taxes payable	14,897	6,782
Long-term debt, current portion	78,703	80,555
Operating lease liabilities, current portion	70,345	76,077
Other current liabilities	43,089	35,057
Total current liabilities	710,792	789,433
Deferred revenue, non-current portion	29,072	35,932
Deferred income taxes	196,144	194,638
Long-term debt, non-current portion	1,515,089	1,429,137
Deferred compensation plan liabilities, non-current portion	53,013	47,405
Operating lease liabilities, non-current portion	119,654	121,771
Other liabilities	29,678	20,320
Total liabilities	2,653,442	2,638,636
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,936 and 61,954 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively (shares in thousands)	543,032	532,411
Accumulated other comprehensive loss	(36,764)	(39,908)
Retained earnings	1,022,158	987,826
Total shareholders' equity	1,528,426	1,480,329
Total liabilities and shareholders' equity	$4,181,868	$4,118,965
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Cash flows from operating activities:
Net income	$53,330	$64,077
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property, equipment and capitalized software	11,365	11,817
Amortization of intangible assets	22,405	6,516
Amortization of debt issuance costs and debt discount	649	—
Deferred income taxes	(229)	1,298
Stock compensation expense	8,248	6,062
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(14,114)	7,809
Prepaid expenses and other current assets	(5,115)	4,893
Deferred contract costs	(6,811)	(205)
Accounts payable and accrued liabilities	(32,452)	11,199
Accrued compensation and benefits	(56,305)	(35,682)
Deferred revenue	5,929	5,757
Income taxes	10,321	16,947
Operating lease right-of-use assets and liabilities	(6,370)	(4,927)
Other assets and liabilities	6,230	2,554
Net cash (used in)/provided by operating activities	(2,919)	98,115
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(6,327)	(9,094)
Other	—	(159)
Net cash used in investing activities	(6,327)	(9,253)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(17,347)	(17,207)
Purchases of Maximus common stock	(1,379)	(3,363)
Tax withholding related to RSU vesting	(9,673)	(9,818)
Proceeds from borrowings	100,000	147,852
Principal payments for debt	(16,685)	(146,188)
Other	—	(2,763)
Net cash provided by/(used in) financing activities	54,916	(31,487)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	372	3,882
Net change in cash, cash equivalents, and restricted cash	46,042	61,257
Cash, cash equivalents and restricted cash, beginning of period	156,570	88,561
Cash, cash equivalents and restricted cash, end of period	$202,612	$149,818
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	$543,032	$(36,764)	$1,022,158	$1,528,426

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$1,241,819
Net income	—	—	—	64,077	64,077
Foreign currency translation	—	—	6,923	—	6,923
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	336	—	(336)	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	(3,363)
Stock compensation expense	—	6,062	—	—	6,062
Balance as of December 31, 2020	61,452	$520,357	$(35,715)	$813,669	$1,298,311
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. ORGANIZATION
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
2. SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries over which the Company has a controlling financial interest, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.
(b)Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. Management believes that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended September 30, 2021 included in our Annual Report on Form 10-K for the fiscal year then ended (the "2021 10-K"). The Company has continued to follow the accounting policies set forth in those financial statements.
(c)Estimates
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
U.S. Federal Services
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government Agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Maximus Federal Consulting (formerly Attain Federal) platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.
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

Table 3: Results of Operation by Business Segment (1)
	For the Three Months Ended
	December 31, 2021		December 31, 2020
	Amount	% (2)	Amount	% (2)
	(dollars in thousands)
Revenue:
U.S. Services	$386,417		$384,934
U.S. Federal Services	581,871		405,245
Outside the U.S.	182,588		155,375
Revenue	$1,150,876		$945,554
Gross profit:
U.S. Services	$89,699	23.2%	$99,002	25.7%
U.S. Federal Services	126,576	21.8%	82,496	20.4%
Outside the U.S.	11,880	6.5%	24,557	15.8%
Gross profit	$228,155	19.8%	$206,055	21.8%
Selling, general, and administrative expenses:
U.S. Services	$35,102	9.1%	$37,456	9.7%
U.S. Federal Services	64,925	11.2%	52,252	12.9%
Outside the U.S.	21,340	11.7%	20,032	12.9%
Other (3)	2,854	NM	2,227	NM
Selling, general, and administrative expenses	$124,221	10.8%	$111,967	11.8%
Operating income:
U.S. Services	$54,597	14.1%	$61,546	16.0%
U.S. Federal Services	61,651	10.6%	30,244	7.5%
Outside the U.S.	(9,460)	(5.2) %	4,525	2.9%
Amortization of intangible assets	(22,405)	NM	(6,516)	NM
Other (3)	(2,854)	NM	(2,227)	NM
Operating income	$81,529	7.1%	$87,572	9.3%
(1)Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.
(2)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(3)Other selling, general, and administrative expenses includes costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by contract type, customer type, and geography. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results, which is further discussed in "Note 3. Business Segments."

Table 4.1: Revenue by Contract Type
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Performance-based	$490,956	$293,960
Cost-plus	340,081	384,483
Fixed price	151,505	120,777
Time and materials	168,334	146,334
Total revenue	$1,150,876	$945,554

Table 4.2: Revenue by Customer Type
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
U.S. state government agencies	$371,547	$388,114
United States Federal Government agencies	564,094	385,573
International government agencies	171,375	147,342
Other, including local municipalities and commercial customers	43,860	24,525
Total revenue	$1,150,876	$945,554

Table 4.3: Revenue by Geography
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
United States	$968,288	$790,179
United Kingdom	85,807	64,786
Australia	52,814	55,932
Rest of world	43,967	34,657
Total revenue	$1,150,876	$945,554
Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables; the liabilities are classified as deferred revenue.
In many contracts, we bill our customers on a monthly basis shortly after the month end for work performed in that month. These balances are considered collectible and are included within accounts receivable — billed and billable.

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
•Certain contracts include retainage balances, whereby revenue is earned but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable — unbilled until restrictions on billing are lifted. As of December 31, 2021 and September 30, 2021, $12.5 million and $10.4 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three months ended December 31, 2021, we recognized revenue of $41.2 million included in our deferred revenue balances as of September 30, 2021. During the three months ended December 31, 2020, we recognized revenue of $14.0 million included in our deferred revenue balances at September 30, 2020.
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
Changes to our estimates are recognized on a cumulative catch-up basis. For the three months ended December 31, 2021, we reported a reduction in revenue and diluted earnings per share of $4.7 million and $0.05, respectively, from changes in estimates. The corresponding change for the three months ended December 31, 2020, was a benefit to revenue and diluted earnings per share of $10.2 million and $0.12, respectively.
Remaining performance obligations
As of December 31, 2021, we had approximately $570 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 50% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Basic weighted average shares outstanding	62,262	62,038
Dilutive effect of unvested RSUs and PSUs	183	97
Denominator for diluted earnings per share	62,445	62,135
The diluted earnings per share calculation for the three months December 31, 2021 and 2020, excludes approximately 135,490 and 595,000 unvested anti-dilutive stock units, respectively.
6. BUSINESS COMBINATIONS
VES Group, Inc. (VES)
On May 28, 2021, the Company acquired 100% of VES for an estimated cash purchase price of $1.36 billion (the "VES Acquisition"). The final purchase price is subject to adjustment and is expected to be finalized during 2022. This business was integrated into our U.S. Federal Services Segment and is expected to increase revenue attributable to providing independent and conflict-free clinical business process services ("BPS"). The VES Acquisition also supports our ongoing strategic priority of expansion into the U.S. Federal market and accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. As of December 31, 2021, we have completed our assessment of all acquired assets and liabilities assumed, except income taxes and working capital true-up.

Table 6.1: VES Valuation
	Allocation of Assets and Liabilities as of September 30, 2021	Adjustments	Estimated Allocation of Assets and Liabilities as of December 31, 2021
	(in thousands)
Consideration paid:
Cash consideration paid, net of cash acquired	$1,360,231	$—	$1,360,231
Estimated additional cash payments	4,635	—	4,635
Estimated cash consideration, net of cash acquired	1,364,866	—	1,364,866
Assets acquired:
Accounts receivable - billed, billable and unbilled	$44,078	$—	$44,078
Prepaid expenses and other current assets	7,955	—	7,955
Property and equipment, net	9,113	(1,092)	8,021
Operating lease right-of-use assets	18,898	—	18,898
Intangible assets	664,000	—	664,000
Other assets	7,166	—	7,166
Total identifiable assets acquired	751,210	(1,092)	750,118
Liabilities assumed:
Accounts payable and accrued compensation	42,182	—	42,182
Operating lease liabilities	18,898	—	18,898
Income taxes payable, current	5,673	—	5,673
Deferred income taxes	171,497	—	171,497
Other long-term liabilities	12,270	—	12,270
Total identifiable liabilities assumed	250,520	—	250,520
Net identifiable assets acquired	500,690	(1,092)	499,598
Goodwill	864,176	1,092	865,268
Net assets acquired	$1,364,866	$—	$1,364,866

Goodwill represents the value of the assembled workforce and the enhanced knowledge, capabilities, and qualifications held by the business. This goodwill balance is not deductible for tax purposes.
Our evaluation of the intangible assets acquired with VES identified three assets. The assets were valued using methods which required a number of estimates and, accordingly, they are considered Level 3 measurements within the Accounting Standard Codification No. 820 (ASC 820) fair value methodology.
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
In connection with certain liabilities acquired in the VES acquisition, we established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure is partially offset by an indemnification asset of $6.0 million. During the first quarter of fiscal year 2022, the liability has been agreed as $12.0 million. We expect to settle the liability in the second quarter of fiscal year 2022 and recover the indemnification balance from the escrow fund. In addition, we have established a tax liability of $12.3 million for uncertain tax positions within VES, partially offset by another indemnification asset of $7.2 million.
Connect Assist Holdings Limited ("Connect Assist")
On September 14, 2021, we acquired 100% of the share capital of Connect Assist for an estimated purchase price of $21.1 million (£15.5 million British Pounds). We acquired this business to improve our contact center services and qualifications within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We have completed a preliminary assessment of all acquired assets and liabilities assumed. We recorded estimated goodwill and intangible assets of $11.3 million and $7.7 million, respectively, related to the acquisition. During the three months ended December 31, 2021, we reported $5.8 million and $2.2 million of revenue and gross profit, respectively, from Connect Assist.
Aidvantage
On October 6, 2021, we completed the acquisition of the student loan servicing business from Navient, rebranded as Aidvantage. The purchase price consideration is contingent upon future operating performance, up to a maximum payment of $65.0 million. At this time, we estimate that total payments will total approximately $15.3 million; this will increase if the number of student loans we are servicing increases or if the contractual relationship we have acquired is extended beyond its current anticipated end date of December 31, 2023. In the event that our anticipated future expense exceeds $15.3 million, we will record any difference as a charge to our statement of operating income. We recorded intangible assets related to the customer relationship of $14.9 million, which we are amortizing over 27 months. This business is a part of our U.S. Federal Services Segment and supplements our existing portfolio of services to the U.S. Department of Education. We are still in the process of completing our valuation of the assets acquired and the contingent consideration.
During the three months ended December 31, 2021, we reported $34.7 million and $2.0 million of revenue and gross profit, respectively, from Aidvantage.

7. DEBT

Table 7.1: Details of Debt
	December 31, 2021	September 30, 2021
	(in thousands)
Term Loan A, due 2026	$1,072,500	$1,086,250
Term Loan B, due 2028	398,000	399,000
Subsidiary loan agreements	36,564	38,281
Revolver	100,000	—
Total debt principal	1,607,064	1,523,531
Less: Unamortized debt-issuance costs and discounts	(13,272)	(13,839)
Total debt	1,593,792	1,509,692
Less: Current portion of long-term debt	(78,703)	(80,555)
Long-term debt	$1,515,089	$1,429,137
On May 28, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent ("Credit Agreement"), which replaced our existing revolving credit facility. The Credit Agreement provided for the following three components.
•$1.10 billion term loan facility ("Term Loan A") which matures on May 28, 2026;
•$400.0 million term loan facility ("Term Loan B") which matures May 28, 2028; and
•$600.0 million revolving credit facility ("Revolver") which matures May 28, 2026.
The interest rates applicable to loans under the Credit Agreement are floating rates based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Term Loan A and the Revolver margins are dependent upon our leverage ratio. Term Loan B is set to LIBOR plus 2.00% subject to a floor of 0.50%. At execution of the Credit Agreement, the interest rates for Term Loan A and the Revolver was LIBOR plus 1.75%. During the first quarter of fiscal quarter 2022, we were able to lower our interest rates on both Term Loan A and the Revolver to LIBOR plus 1.50% based on the attainment of a total leverage ratio of 2.50 or better. As of December 31, 2021 the net total leverage ratio was 2.47. If the Company is able to achieve a net total leverage ratio of 2.00, the interest rates for Term Loan A and the Revolver could be further lowered to LIBOR plus 1.375%, conversely if the net leverage ratio increases to 2.50 or greater, the rate would revert back to LIBOR plus 1.75%. LIBOR is anticipated to be phased out over the next 18 months, and alternative benchmark rates have been identified in this agreement. This is the only significant arrangement within the Company that utilizes LIBOR. As of December 31, 2021, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 2.3%.
The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary. As of December 31, 2021, the Company had $100.0 million outstanding balance on the corporate Revolver.
Under the terms of the Credit Agreement, the Company is required to comply with certain covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt and contingent consideration liabilities less the lower of (a) unrestricted cash or (b) $75.0 million. With certain exceptions, the covenant requires the net total leverage ratio, as defined by the Credit Agreement to be less than 4.0, calculated over the previous twelve months. The net interest coverage ratio is calculated as earnings before interest, depreciation, and amortization ("EBITDA") divided by interest expense, over the previous twelve months, all defined by the Credit Agreement. The covenant requires a net interest coverage ratio of 3.0 or greater. As of December 31, 2021, as defined by the Credit Agreement, the Company calculated a net total leverage ratio of 2.47 and net interest coverage ratio of 16.4. The Company was in compliance with all applicable covenants under the Credit Agreement as of December 31, 2021 and September 30, 2021. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
January 1, 2022 through September 30, 2022	$65,035
Year ended September 30, 2023	72,927
Year ended September 30, 2024	93,482
Year ended September 30, 2025	95,120
Year ended September 30, 2026	901,500
Thereafter	379,000
Total payments	$1,607,064
8. DERIVATIVES
Interest Rate Derivative Instrument
In June 2021, the Company entered into an interest rate swap agreement for a notional amount of $300.0 million, effective June 28, 2021, with an expiration date of May 28, 2026, which hedges the floating LIBOR on a portion of the term loan (Term Loan A, $1.10 billion balance) under the Credit Agreement to a fixed rate of 0.986%. The Company elected to designate this interest rate swap as a cash flow hedge for accounting purposes.
As this cash flow hedge is considered effective, any future gains and losses are reflected within Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. Derivatives in a net asset position are recorded in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets and derivatives in a net liability position are recorded in "Other current liabilities" on our Consolidated Balance Sheets. No ineffectiveness was recorded on this contract during the three months ended December 31, 2021.

Table 8.1: Details of Derivatives Fair Value
	December 31, 2021	September 30, 2021
	(in thousands)
Assets:
Interest rate swap	$3,233	$—
Total assets	$3,233	$—
Liabilities:
Interest rate swap	$—	$410
Total liabilities	$—	$410

Table 8.2: Gains on Derivatives
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Net gains recognized in AOCI on derivatives, net of tax (1)	$2,177	$—
Amounts reclassified to earnings from accumulated other comprehensive loss (2)	508	—
Net current period other comprehensive income	$2,685	$—
(1)Amount is net of tax expense of $0.8 million for the three months ended December 31, 2021.
(2)Amount is net of tax benefit for $0.2 million for the three months ended December 31, 2021.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of December 31, 2021, there was no collateral posted with its counterparty related to the derivatives.

9. FAIR VALUE
The Company had two assets recorded at fair value on a recurring basis as of December 31, 2021, the deferred compensation asset, related to the portion invested in mutual funds and the interest rate swap. For the deferred compensation asset, the mutual funds prices are quoted in active markets and therefore are classified as Level 1. For the interest rate swap, the Company obtains its Level 2 pricing inputs from its counterparty for the interest rate swap. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. As of December 31, 2021, the Company had one liability recorded at fair value on a recurring basis for contingent consideration related to acquisitions. The contingent consideration liability is considered Level 3, as the inputs are not observable and based on internal assumptions about forecasted revenues, margins, volumes, and probability of contract extensions on businesses acquired.
The fair values of receivables, prepaids, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments. The carrying value of debt was $1.59 billion and $1.51 billion as of December 31, 2021 and September 30, 2021, respectively, approximates the fair value as the stated interest rates in the agreements are consistent with the current market rates used in notes with similar terms in the markets (Level 2 inputs).

Table 9: Fair Value
	As of December 31, 2021
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$30,065	$—	$—	$30,065
Interest rate swap	—	3,233	—	3,233
Total assets	$30,065	$3,233	$—	$33,298
Liabilities:
Contingent consideration	$—	$—	$15,602	$15,602
Total liabilities	$—	$—	$15,602	$15,602
10. EQUITY
Stock Compensation
The Company grants restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under its 2017 Stock Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to five years and one year for members of the board of directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the three months ended December 31, 2021, we issued approximately 287,000 RSUs, which will vest ratably over three or four years, and approximately 87,000 PSUs, which will vest ratably over three years.

Accumulated Other Comprehensive Income

Table 10: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized (loss)/gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2021	$(39,605)	$(303)	$(39,908)
Other comprehensive income before reclassifications	459	2,177	2,636
Amounts reclassified from accumulated other comprehensive loss	—	508	508
Net current period other comprehensive income	459	2,685	3,144
Balance as of December 31, 2021	$(39,146)	$2,382	$(36,764)
Stock Repurchase Programs
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. This supplemented a similar resolution adopted in June 2018. During the three months ended December 31, 2021 and 2020, the Company purchased 18,403 and 51,735 common shares at a cost of $1.4 million and $3.4 million, respectively. As of December 31, 2021, $145.3 million remained available for future stock repurchases.
11. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 11.1: Details of Cash and Cash Equivalents and Restricted Cash
	December 31, 2021	September 30, 2021
	(in thousands)
Cash and cash equivalents	$181,790	$135,061
Restricted cash (1)	20,822	21,509
Cash, cash equivalents, and restricted cash	$202,612	$156,570
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 11.2: Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Interest payments	$8,943	$203
Income tax payments	8,009	4,093
12. ACCOUNTS RECEIVABLE, NET

Table 12: Details of Accounts Receivable, Net
	December 31, 2021	September 30, 2021
	(in thousands)
Billed and billable receivables	$717,804	$718,728
Unbilled receivables	139,348	124,135
Allowance for credit losses	(7,742)	(8,044)
Accounts receivable, net	$849,410	$834,819

13. PROPERTY AND EQUIPMENT, NET

Table 13: Details of Property and Equipment, Net
	December 31, 2021	September 30, 2021
	(in thousands)
Land	$—	$1,738
Building and improvements	—	11,981
Office furniture and equipment	245,110	254,102
Leasehold improvements	79,613	79,938
Property and equipment, at cost	324,723	347,759
Accumulated depreciation	(271,096)	(285,132)
Property and equipment, net	$53,627	$62,627
As of December 31, 2021, we classified as held for sale one building and the associated land with a carrying value of $5.4 million within "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. As of December 31, 2021, we concluded the fair value less the costs to sell exceeds the carrying value of this asset.
14. COMMITMENTS AND CONTINGENCIES
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
15. SUBSEQUENT EVENT
On January 7, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on February 28, 2022, to shareholders of record on February 15, 2022. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2021 filed with the Securities and Exchange Commission on November 18, 2021 (the "2021 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
Our primary portfolio of work is tied to business process services ("BPS") in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from the Affordable Care Act ("ACA") in the United States ("U.S."), an evolving digital transformation to meet the modernization needs of our clients, and growing demand for independent and conflict-free clinical services including assessments, appeals, and independent medical reviews in multiple geographies. Our growth has been supplemented by strategic acquisitions.
We experienced both favorable and unfavorable impacts as a result of the Coronavirus ("COVID-19") global pandemic. While some of the programs we support have experienced reduced volumes due to the pandemic, we have also been successful in winning new contracts to meet the immediate needs of our customers, including contract tracing and disease investigation, vaccine information lines, and unemployment insurance administration. Proving the value of our business model, we have converted a number of these relationships into longer-term contract opportunities. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19. As a result, we believe our operations support programs that are vital for their safety and wellbeing.
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
The macro-trends for our business remain unchanged. As the pandemic has underscored, governments around the world need better solutions to deliver on policy priorities that can change rapidly. Social welfare programs that reflect long-term societal commitments and priorities increasingly face rising demand, shifting demographics, and unsustainable program costs. We believe that Maximus is well positioned to address these challenges and be a transformative partner through our scalable, cost-effective, and operationally efficient services for a wide range of government programs.

Financial Overview
A number of factors have affected our results for the first quarter of fiscal year 2022, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•During fiscal year 2021, we acquired VES Group, Inc. ("VES"), the Federal Division of Attain, LLC ("Attain") and Connect Assist Holdings Limited ("Connect Assist"). At the start of fiscal year 2022, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. From the date of each acquisition, we have received the benefit of additional revenue, as well as additional operating costs. In completing these acquisitions, we have allocated a portion of each purchase price to identifiable intangible assets, which we are amortizing over the estimated useful lives of each asset.
•To fund the acquisition of VES, we entered into a new credit facility comprised of fixed term debt and a new revolving credit facility. The cost of servicing this debt, as well as the cost of the debt facilities, has resulted in an increase in our interest expense.
•Our services in fiscal years 2022 and 2021 were affected by the COVID-19 pandemic. We have received the benefit from new, short-term work, assisting governments with their responses to the pandemic. This has mitigated the effect of declines in established programs where our transaction volume has been reduced. We anticipate that our core programs will begin returning to capacity in the latter half of this year, as our COVID related work is expected to decline.
•As anticipated, the Census Questionnaire Assistance ("CQA") contract ended in the first quarter of fiscal year 2021.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
Revenue	$1,150,876	$945,554
Cost of revenue	922,721	739,499
Gross profit	228,155	206,055
Gross profit percentage	19.8%	21.8%
Selling, general, and administrative expenses	124,221	111,967
Selling, general, and administrative expenses as a percentage of revenue	10.8%	11.8%
Amortization of intangible assets	22,405	6,516
Operating income	81,529	87,572
Operating income margin	7.1%	9.3%
Interest expense	(9,638)	(206)
Other expense, net	(311)	(775)
Income before income taxes	71,580	86,591
Provision for income taxes	18,250	22,514
Effective tax rate	25.5%	26.0%
Net income	$53,330	$64,077
Earnings per share:
Basic	$0.86	$1.03
Diluted	$0.85	$1.03

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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2021
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended December 31, 2020	$945,554		$739,499		$206,055
Organic effect	(32,764)	(3.5)%	10,844	1.5%	(43,608)	(21.2)%
Acquired growth	235,766	24.9%	170,187	23.0%	65,579	31.8%
Currency effect compared to the prior period	2,320	0.2%	2,191	0.3%	129	0.1%
Three Months Ended December 31, 2021	$1,150,876	21.7%	$922,721	24.8%	$228,155	10.7%
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
Our SG&A expense has increased year-over-year due primarily to the additional cost base from our acquisitions.
Our amortization of intangible assets increased by $15.9 million from three months ended December 31, 2020 to three months ended December 31, 2021.
•The intangible assets associated with the VES acquisition increased our amortization expense by $13.8 million.
•The intangible assets associated with the Attain acquisition increased our amortization expense by $2.6 million.
•The intangible assets associated with the Aidvantage acquisition increased our amortization expense by $1.7 million.
•Our acquisition of the Citizen Engagement Centers business in fiscal year 2019 included an intangible asset with a value of $37.0 million and an asset life concurrent with the CQA contract. This asset was fully amortized in November 2020, and this reduced our year-over-year charge by $2.3 million.
•The balance of the difference was derived from the Connect Assist acquisition and the effects of foreign currency translation.

Table MD&A 3: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
Operating income	$81,529	$87,572
Add back: Amortization of intangible assets	22,405	6,516
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$103,934	$94,088
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	9.0%	10.0%

Net income	$53,330	$64,077
Add back: Amortization of intangible assets, net of tax	16,530	4,822
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$69,860	$68,899

Diluted earnings per share	$0.85	$1.03
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.27	0.08
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$1.12	$1.11
Our intangible asset amortization is based upon our assumptions of the value and economic life, typically established at the acquisition date. If these assumptions change, the pattern of future expense may be accelerated. At this time, we have a significant asset related to a large contract relationship on a contract which is subject to a rebid in June 2022. If this rebid is unsuccessful, the asset life of this asset may need to be reduced.
Our interest expense increased from $0.2 million for the three months ended December 31, 2020 to $9.6 million for the same period in 2021. This increase is driven by the costs of our cash borrowings utilized to acquire VES. Interest expense is expected to be in the range of $33 million to $35 million for fiscal year 2022 due to the debt being outstanding for the entire fiscal year. Our interest rate will vary based upon both prevailing interest rates and our leverage ratio. Additional details on our borrowings are including within the "Liquidity and Capital Resources" section.
Our effective income tax rate for the three months ended December 31, 2021 and 2020, was 25.5% and 26.0%, respectively. For fiscal year 2022, we expect the effective tax rate to be between 25% and 26%.

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

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Revenue	$386,417	$384,934
Cost of revenue	296,718	285,932
Gross profit	89,699	99,002
Selling, general, and administrative expenses	35,102	37,456
Operating income	54,597	61,546
Gross profit percentage	23.2%	25.7%
Operating margin percentage	14.1%	16.0%
Our revenue and cost of revenue for the three months ended December 31, 2021, increased 0.4% and 3.8%, respectively, compared to the same period 2021. All growth was organic.
Many of our core programs continue to run at reduced capacity as a response to the COVID-19 pandemic. Among other factors, we are reporting lower volumes of transactions on redetermination activities as states have paused Medicaid redeterminations as a condition for receiving enhanced U.S. Federal matching funds. In certain cases, redeterminations provide a significant part of our activity within volume-based contracts. We are anticipating that redeterminations will commence in the latter half of this fiscal year but the timing and the nature of the change is uncertain.
In fiscal year 2021, we received a large volume of short term COVID-19 related work, typically at a higher margin. This work has declined in 2022, tempering those margins.
U.S. Federal Services Segment
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government Agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Maximus Federal Consulting (formerly Attain Federal) platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.

Table MD&A 5: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Revenue	$581,871	$405,245
Cost of revenue	455,295	322,749
Gross profit	126,576	82,496
Selling, general, and administrative expenses	64,925	52,252
Operating income	61,651	30,244
Gross profit percentage	21.8%	20.4%
Operating margin percentage	10.6%	7.5%

Table MD&A 6: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2020	$405,245		$322,749		$82,496
Organic effect	(53,339)	(13.2)%	(34,064)	(10.6)%	(19,275)	(23.4)%
Acquired growth	229,965	56.7%	166,610	51.6%	63,355	76.8%
Three Months Ended December 31, 2021	$581,871	43.6%	$455,295	41.1%	$126,576	53.4%
We received significant acquired growth from:
•VES, which we acquired in May 2021,
•Attain, which we acquired in March 2021, and
•The Aidvantage business, which we acquired in October 2021.
Our profit margins on VES and Attain are higher than our organic work, resulting in improvements to our profit margins. Our organic work tempered our margins. This was driven by a large contract we agreed to accept a lower margin in return for increased funding and future revenue.
In the first quarter of fiscal year 2021, we completed our work on the U.S. Census Questionnaire (CQA) contract, which did not recur in the first quarter of fiscal year 2022.
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

Table MD&A 7: Outside the U.S. Segment - Financial Results
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Revenue	$182,588	$155,375
Cost of revenue	170,708	130,818
Gross profit	11,880	24,557
Selling, general, and administrative expenses	21,340	20,032
Operating (loss)/income	(9,460)	4,525
Gross profit percentage	6.5%	15.8%
Operating margin percentage	(5.2)%	2.9%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2020	$155,375		$130,818		$24,557
Organic effect	19,092	12.3%	34,122	26.1%	(15,030)	(61.2)%
Acquired growth	5,801	3.7%	3,577	2.7%	2,224	9.1%
Currency effect compared to the prior period	2,320	1.5%	2,191	1.7%	129	0.5%
Three Months Ended December 31, 2021	$182,588	17.5%	$170,708	30.5%	$11,880	(51.6)%
This segment experienced organic growth in revenue and costs, as well as acquired growth and currency benefits during the three months ended December 31, 2021.
Revenue growth was principally from our United Kingdom business, where the Restart contract continued to ramp up. Margins on the Restart contract are tempered as we have not yet reached our full service capacity. Elsewhere, our margins have contracted as caseload has declined; in the first quarter of fiscal year 2021, our margins were higher as we received the benefit from the recovery of our employment contracts in Australia.
Acquired growth is from the Connect Assist acquisition.
Much of our revenue, including that on the Restart contract, stems from our employment services contracts. On many contracts, we recognize revenue based upon estimates of future employment outcomes, which have become more volatile due to the effects of the COVID-19 pandemic, including those actions adopted by governments and employers. We update our estimates regularly based upon actual performance and updated expectations, but a sudden change in employment markets may result in significant fluctuations in our revenue.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operating activities, and availability under our revolving credit facilities. As of December 31, 2021, we had $181.8 million in cash and cash equivalents. We believe that our current cash position, access to our revolvers, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 7 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Operating activities:
Net income	$53,330	$64,077
Non-cash adjustments	42,438	25,693
Changes in working capital	(98,687)	8,345
Net cash (used in)/provided by operating activities	(2,919)	98,115
Net cash used in investing activities	(6,327)	(9,253)
Net cash provided by/(used in) financing activities	54,916	(31,487)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	372	3,882
Net change in cash and cash equivalents and restricted cash	$46,042	$61,257
Net Cash (Used In)/Provided By Operating Activities
Net cash provided by operating activities decreased by $101.0 million for the three months ended December 31, 2021 compared to three months ended December 31, 2020. This decrease was primarily driven from a decrease in net income, increased working capital requirements, the timing of cash payments, including payments previously deferred in the United States under the CARES Act, and increased interest payments on our borrowings. Our Days Sales Outstanding ("DSO") as of both December 31, 2021 and September 30, 2021, were 67 days.
Net Cash Used In Investing Activities
The net cash used in investing activities were $6.3 million and $9.3 million for the three months ended December 31, 2021 and 2020, respectively. These cash outflows were primarily for capital expenditures to support our operations.
Net Cash Provided By/(Used In) Financing Activities
The $54.9 million cash provided by financing activities during the three months ended December 31, 2021, is primarily the result of a $100.0 million draw on our revolving credit line to fund operations, partially offset by $16.7 million of required debt payments on our term loans. Additionally, offsetting the cash flows related to debt, the Company also made $17.3 million in dividend payments, $9.7 million in tax payments for stock compensation, and $1.4 million for share repurchases. During the three months ended December 31, 2020, we had $31.5 million of cash used by financing activities, primarily being driven by dividend payments of $17.2 million, tax payments made related to stock compensation, and shares repurchases of $3.4 million.
With the acquisition of Aidvantage, we have incurred a liability to the seller based upon future performance, which we have estimated at $15.3 million. We expect these payments to be made through fiscal year 2024.
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

Free Cash Flow (Non-GAAP)

Table MD&A 11: Free Cash Flow (Non-GAAP)
	For the Three Months Ended
	December 31, 2021	December 31, 2020
	(in thousands)
Net cash (used in)/provided by operating activities	$(2,919)	$98,115
Purchases of property and equipment and capitalized software	(6,327)	(9,094)
Free cash flow (Non-GAAP)	$(9,246)	$89,021
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2021 Form 10-K, as filed with the SEC on November 18, 2021, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended December 31, 2021.
Non-GAAP and Other Measures
We utilize non-GAAP measures where we believe it will assist users of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, cash flows from operating activities, net income, or earnings per share as measures of performance. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
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
Our recent acquisitions have resulted in significant intangible assets which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that allows them to compare operating activities excluding the effects of the amortization of intangible assets. Accordingly, we have calculated our operating profit, net income, and earnings per share excluding the effect of the amortization of intangible assets. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.
In order to sustain our cash flows from operations, we regularly refresh our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology which combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of the Company's operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operating activities to free cash flow in "Liquidity and Capital Resources."

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
•Our corporate credit facility requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included the effects of VES, Attain, Aidvantage, and Connect Assist in the table below.
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA as shown below. Our current credit facilities utilized a different version of EBITDA from that of the credit facility used in prior years.

Table MD&A 12: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA
	For the Three Months Ended	For the Trailing Twelve Months Ended
	December 31, 2021	December 31, 2021
	(in thousands)
Net income	$53,330	$280,453
Adjustments:
Interest expense	9,638	24,176
Other expense, net	311	9,641
Provision for income taxes	18,250	88,216
Amortization of intangibles	22,405	60,247
Stock compensation expense	8,248	30,741
Acquisition-related expenses	2,490	12,661
Adjusted EBITA - Non-GAAP measure	114,672	506,135
Depreciation and amortization of property, equipment, and capitalized software	11,365	45,909
Adjusted EBITDA - Non-GAAP measure	$126,037	$552,044
Pro forma adjusted EBITDA related to acquisitions - Non-GAAP measure		75,031
Pro forma adjusted EBITDA - Non-GAAP measure		$627,075

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2021 Form 10-K, as filed with the SEC on November 18, 2021, have not changed materially during the three month period ended December 31, 2021.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions about required disclosure. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Maximus' disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021.
Maximus carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to our disclosures included in Note 14. Commitments and Contingencies included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended December 31, 2021 to the risk factors previously disclosed in the 2021 Form 10-K, as filed with the SEC on November 18, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. This supplemented a similar resolution adopted in June 2018.

Common Stock Repurchase Activity During the Three Months Ended December 31, 2021
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(dollars in thousands, except per share data)
October 1 - October 31, 2021	—	$—	—	$146,665
November 1 - November 30, 2021	—	—	—	$146,665
December 1 - December 31, 2021	18,403	74.87	18,403	$145,286
Total	18,403	$74.87	18,403
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.

Item 6. Exhibits

Exhibit No.		Description of Exhibit
31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

❖	Filed herewith.
Φ	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	February 3, 2022
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David. W. Mutryn	February 3, 2022
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)