Form 10-Q
period 2022-03-31
MAXIMUS, INC.
filed 2022-05-05
CIK 1032220

As filed with the Securities and Exchange Commission on May 5, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________.
Commission file number: 1-12997

Maximus, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-1000588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Tysons Boulevard, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 251-8500
(Registrant's telephone number, including the area code)
1891 Metro Center Drive, Reston, Virginia 20190
(Former address)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 61,412,807 shares of the registrant's Common Stock outstanding as of May 2, 2022.

Unless otherwise specified, references in this Quarterly Report on Form 10-Q to "our," "we," "us," "Maximus," the "Company," and "our business" refer to Maximus, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "opportunity," "could," "potential," "believe," "project," "estimate," "expect," "forecast," "strategy," "future," "likely," "may," "should," "will," and similar references to future periods.
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus ("COVID-19") global pandemic and related policy implications, and our recent acquisitions are forward-looking statements that involve risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•our ability to attract and retain executive officers, senior managers, and other qualified personnel to execute our business;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands, except per share amounts)
Revenue	$1,177,326	$959,280	$2,328,202	$1,904,834
Cost of revenue	948,875	728,622	1,871,596	1,468,121
Gross profit	228,451	230,658	456,606	436,713
Selling, general, and administrative expenses	130,307	112,402	254,528	224,369
Amortization of intangible assets	22,856	5,070	45,261	11,586
Operating income	75,288	113,186	156,817	200,758
Interest expense	(9,438)	(756)	(19,076)	(962)
Other income/(expense), net	715	(520)	404	(1,295)
Income before income taxes	66,565	111,910	138,145	198,501
Provision for income taxes	16,469	31,296	34,719	53,810
Net income	$50,096	$80,614	$103,426	$144,691

Earnings per share:
Basic	$0.81	$1.30	$1.66	$2.33
Diluted	$0.80	$1.29	$1.66	$2.33
Weighted average shares outstanding:
Basic	62,227	62,026	62,256	62,022
Diluted	62,381	62,294	62,409	62,212

Dividends declared per share	$0.28	$0.28	$0.56	$0.56
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands)
Net income	$50,096	$80,614	$103,426	$144,691
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(23)	770	436	7,693
Net gains on cash flow hedge, net of tax	10,689	—	13,374	—
Other comprehensive income	10,666	770	13,810	7,693
Comprehensive income	$60,762	$81,384	$117,236	$152,384
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	March 31, 2022	September 30, 2021
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$92,638	$135,061
Accounts receivable, net	885,685	834,819
Income taxes receivable	14,757	5,413
Prepaid expenses and other current assets	97,420	104,201
Total current assets	1,090,500	1,079,494
Property and equipment, net	57,945	62,627
Capitalized software, net	42,877	42,868
Operating lease right-of-use assets	160,183	179,349
Goodwill	1,780,370	1,774,406
Intangible assets, net	851,564	879,168
Deferred contract costs, net	42,813	36,486
Deferred compensation plan assets	44,773	46,738
Deferred income taxes	2,635	990
Other assets	34,036	16,839
Total assets	$4,107,696	$4,118,965
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$302,912	$305,565
Accrued compensation and benefits	142,512	186,809
Deferred revenue, current portion	122,070	98,588
Income taxes payable	3,883	6,782
Long-term debt, current portion	59,911	80,555
Operating lease liabilities, current portion	70,731	76,077
Other current liabilities	51,247	35,057
Total current liabilities	753,266	789,433
Deferred revenue, non-current portion	30,429	35,932
Deferred income taxes	198,848	194,638
Long-term debt, non-current portion	1,387,386	1,429,137
Deferred compensation plan liabilities, non-current portion	44,923	47,405
Operating lease liabilities, non-current portion	106,670	121,771
Other liabilities	31,958	20,320
Total liabilities	2,553,480	2,638,636
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,610 and 61,954 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively (shares in thousands)	550,228	532,411
Accumulated other comprehensive loss	(26,098)	(39,908)
Retained earnings	1,030,086	987,826
Total shareholders' equity	1,554,216	1,480,329
Total liabilities and shareholders' equity	$4,107,696	$4,118,965
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cash flows from operating activities:
Net income	$103,426	$144,691
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property, equipment and capitalized software	21,199	22,835
Amortization of intangible assets	45,261	11,586
Amortization of debt issuance costs and debt discount	1,297	—
Deferred income taxes	(3,318)	7,951
Stock compensation expense	15,052	13,479
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(49,064)	70,217
Prepaid expenses and other current assets	9,769	8,074
Deferred contract costs	(6,431)	(9,184)
Accounts payable and accrued liabilities	(3,047)	12,395
Accrued compensation and benefits	(28,281)	(16,761)
Deferred revenue	18,473	13,296
Income taxes	(13,515)	3,230
Operating lease right-of-use assets and liabilities	(1,293)	(414)
Other assets and liabilities	2,331	(1,697)
Net cash provided by operating activities	111,859	279,698
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(22,898)	(23,584)
Acquisitions of businesses, net of cash acquired	(4)	(413,940)
Net cash used in investing activities	(22,902)	(437,524)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(34,659)	(34,414)
Purchases of Maximus common stock	(25,843)	(3,363)
Tax withholding related to RSU vesting	(9,673)	(9,818)
Proceeds from borrowings	240,000	500,162
Principal payments for debt	(303,708)	(263,838)
Other	—	(2,762)
Net cash (used in)/provided by financing activities	(133,883)	185,967
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	324	3,263
Net change in cash, cash equivalents, and restricted cash	(44,602)	31,404
Cash, cash equivalents and restricted cash, beginning of period	156,570	88,561
Cash, cash equivalents and restricted cash, end of period	$111,968	$119,965
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	543,032	(36,764)	1,022,158	1,528,426
Net income	—	—	—	50,096	50,096
Foreign currency translation	—	—	(23)	—	(23)
Cash flow hedge, net of tax	—	—	10,689	—	10,689
Cash dividends	—	—	—	(17,312)	(17,312)
Dividends on RSUs	—	392	—	(392)	—
Purchases of Maximus common stock	(330)	—	—	(24,464)	(24,464)
Stock compensation expense	—	6,804	—	—	6,804
RSUs vested	4	—	—	—	—
Balance as of March 31, 2022	61,610	550,228	(26,098)	1,030,086	1,554,216

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$1,241,819
Net income	—	—	—	64,077	64,077
Foreign currency translation	—	—	6,923	—	6,923
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	336	—	(336)	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	(3,363)
Stock compensation expense	—	6,062	—	—	6,062
Balance as of December 31, 2020	61,452	$520,357	$(35,715)	$813,669	$1,298,311
Net income	—	—	—	80,614	80,614
Foreign currency translation	—	—	770	—	770
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	431	—	(431)	—
Stock compensation expense	—	7,417	—	—	7,417
RSUs vested	20	—	—	—	—
Balance as of March 31, 2021	61,472	$528,205	$(34,945)	$876,645	$1,369,905
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
(b)Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended September 30, 2021 included in our Annual Report on Form 10-K for the fiscal year then ended (the "2021 10-K"). We have continued to follow the accounting policies set forth in those financial statements.
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
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS") such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings. This includes assessments to determine whether personal care services are medically necessary and public health offerings such as contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts.
U.S. Federal Services
From technology solutions to program administration and operations, our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Maximus Federal Consulting (formerly Attain Federal) platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES Group, Inc., which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.
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

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Services	$398,077		$448,215		$784,494		$833,149
U.S. Federal Services	573,288		330,136		1,155,159		735,381
Outside the U.S.	205,961		180,929		388,549		336,304
Revenue	$1,177,326		$959,280		$2,328,202		$1,904,834
Gross profit:
U.S. Services	$84,971	21.3%	$119,440	26.6%	$174,670	22.3%	$218,442	26.2%
U.S. Federal Services	115,153	20.1%	74,133	22.5%	241,729	20.9%	156,629	21.3%
Outside the U.S.	28,327	13.8%	37,085	20.5%	40,207	10.3%	61,642	18.3%
Gross profit	$228,451	19.4%	$230,658	24.0%	$456,606	19.6%	$436,713	22.9%
Selling, general, and administrative expenses:
U.S. Services	$38,273	9.6%	$36,593	8.2%	$73,375	9.4%	$74,049	8.9%
U.S. Federal Services	68,949	12.0%	50,978	15.4%	133,874	11.6%	103,230	14.0%
Outside the U.S.	24,011	11.7%	22,013	12.2%	45,351	11.7%	42,045	12.5%
Other (2)	(926)	NM	2,818	NM	1,928	NM	5,045	NM
Selling, general, and administrative expenses	$130,307	11.1%	$112,402	11.7%	$254,528	10.9%	$224,369	11.8%
Operating income/(loss):
U.S. Services	$46,698	11.7%	$82,847	18.5%	$101,295	12.9%	$144,393	17.3%
U.S. Federal Services	46,204	8.1%	23,155	7.0%	107,855	9.3%	53,399	7.3%
Outside the U.S.	4,316	2.1%	15,072	8.3%	(5,144)	(1.3) %	19,597	5.8%
Amortization of intangible assets	(22,856)	NM	(5,070)	NM	(45,261)	NM	(11,586)	NM
Other (2)	926	NM	(2,818)	NM	(1,928)	NM	(5,045)	NM
Operating income/(loss)	$75,288	6.4%	$113,186	11.8%	$156,817	6.7%	$200,758	10.5%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)Other selling, general, and administrative expenses includes costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Performance-based	$516,210	43.9%	$349,749	36.4%	$1,007,166	43.3%	$643,709	33.8%
Cost-plus	322,823	27.4%	286,082	29.8%	662,904	28.5%	670,565	35.2%
Fixed price	158,867	13.5%	146,344	15.3%	310,372	13.3%	267,121	14.0%
Time and materials	179,426	15.2%	177,105	18.5%	347,760	14.9%	323,439	17.0%
Total revenue	$1,177,326		$959,280		$2,328,202		$1,904,834

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. state government agencies	$411,287	35.0%	$445,697	46.5%	$782,834	33.7%	$833,811	43.8%
U.S. federal government agencies	553,707	47.0%	307,870	32.1%	1,117,801	48.0%	693,442	36.4%
International government agencies	194,800	16.5%	171,700	17.9%	366,175	15.7%	319,042	16.7%
Other, including local municipalities and commercial customers	17,532	1.5%	34,013	3.5%	61,392	2.6%	58,539	3.1%
Total revenue	$1,177,326		$959,280		$2,328,202		$1,904,834

Table 4.3: Revenue by Geography
	For the Three Months Ended				For the Six Months Ended
	March 31, 2022		March 31, 2021		March 31, 2022		March 31, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
United States	$971,365	82.5%	$778,350	81.1%	$1,939,653	83.3%	$1,568,529	82.3%
United Kingdom	107,898	9.1%	72,882	7.6%	193,705	8.3%	137,668	7.2%
Australia	46,670	4.0%	70,947	7.4%	99,484	4.3%	126,878	6.7%
Rest of world	51,393	4.4%	37,101	3.9%	95,360	4.1%	71,759	3.8%
Total revenue	$1,177,326		$959,280		$2,328,202		$1,904,834

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
•Certain contracts include retainage balances, whereby revenue is earned but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable — unbilled until restrictions on billing are lifted. As of March 31, 2022, and September 30, 2021, $12.6 million and $10.4 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and six months ended March 31, 2022, we recognized revenue of $20.6 million and $61.8 million, respectively, that was included in our deferred revenue balances as of September 30, 2021. During the three and six months ended March 31, 2021, we recognized revenue of $15.2 million and $29.1 million, respectively, that was included in our deferred revenue balances at September 30, 2020.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(1,369)	$7,603	$(4,215)	$15,986
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.02)	$0.09	$(0.05)	$0.19
Remaining performance obligations
As of March 31, 2022, we had approximately $550 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 50% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.
5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands)
Basic weighted average shares outstanding	62,227	62,026	62,256	62,022
Dilutive effect of unvested RSUs and PSUs	154	268	153	190
Denominator for diluted earnings per share	62,381	62,294	62,409	62,212
Unvested anti-dilutive stock units excluded from the dilutive effect (stock units)	173	199	192	201

6. BUSINESS COMBINATIONS
VES Group, Inc. (VES)
On May 28, 2021, the Company acquired 100% of VES for an estimated cash purchase price of $1.37 billion (the "VES Acquisition"). The final purchase price is subject to adjustment and is expected to be finalized during 2022. VES was integrated into our U.S. Federal Services Segment. The VES Acquisition also supports our ongoing strategic priority of expansion into the U.S. Federal market and accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. As of March 31, 2022, we have completed our assessment of all acquired assets and liabilities assumed, with the exception of income taxes and the working capital true-up.

Table 6.1: VES Valuation
	Allocation of Assets and Liabilities as of September 30, 2021	Adjustments	Estimated Allocation of Assets and Liabilities as of March 31, 2022
	(in thousands)
Consideration paid:
Cash consideration paid, net of cash acquired	$1,360,231	$—	$1,360,231
Estimated additional cash payments	4,635	4,988	9,623
Estimated cash consideration, net of cash acquired	1,364,866	4,988	1,369,854
Assets acquired:
Accounts receivable - billed, billable and unbilled	$44,078	$—	$44,078
Prepaid expenses and other current assets	7,955	—	7,955
Property and equipment, net	9,113	(1,092)	8,021
Operating lease right-of-use assets	18,898	—	18,898
Intangible assets	664,000	—	664,000
Other assets	7,166	—	7,166
Total identifiable assets acquired	751,210	(1,092)	750,118
Liabilities assumed:
Accounts payable and accrued compensation	42,182	(4,360)	37,822
Operating lease liabilities	18,898	—	18,898
Income taxes payable, current	5,673	—	5,673
Deferred income taxes	171,497	1,147	172,644
Other long-term liabilities	12,270	—	12,270
Total identifiable liabilities assumed	250,520	(3,213)	247,307
Net identifiable assets acquired	500,690	2,121	502,811
Goodwill	864,176	2,867	867,043
Net assets acquired	$1,364,866	$4,988	$1,369,854
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
•Customer relationships represent the value of the existing contractual relationships with the U.S. federal government. These were valued using the excess earnings method, which required us to utilize estimated future revenues and earnings from contracts and an appropriate rate of return.
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
In connection with certain liabilities acquired in the VES acquisition, we established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure was partially offset by an indemnification asset of $6.0 million. Following the VES Acquisition, the liability was confirmed at $12.0 million and we have recovered our share of the indemnification asset. We expect to settle the liability in the third quarter of fiscal year 2022. In addition, we established a tax liability of $12.3 million for uncertain tax positions within VES, partially offset by another indemnification asset of $7.2 million.
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
Aidvantage
On October 6, 2021, we completed the acquisition of the student loan servicing business from Navient, rebranded as Aidvantage. The purchase price consideration is contingent upon future volumes, with a maximum payment of $65.0 million. The final payment is uncertain as there are a number of potential outcomes. We have estimated the fair value of this liability, based upon a probability weighted assessment of the potential outcomes, of $18.6 million. We will update this liability each quarter as changes are made to our estimate of fair value. These changes will be recorded through our statement of operations. If our obligation is less than anticipated, this will result in a benefit to our earnings. The obligation may be higher, either because the number of student loans we are servicing increases or if the contractual relationship we have acquired is extended beyond its current anticipated end date of December 31, 2023. In that instance, we would record an expense to earnings which we would anticipate being offset by additional benefits from the contract. However, the timing of the adjustment to the obligation and the anticipated financial benefits would be unlikely to be consistent. We recorded a single intangible asset related to the customer contract and relationship of $16.7 million, which we are amortizing over 27 months. The goodwill balance, representing the difference between the assets acquired and the estimated obligation, represents the assembled workforce, as well as the knowledge base acquired. This business is a part of our U.S. Federal Services Segment and supplements our existing portfolio of services to the U.S. Department of Education.
During the three months ended March 31, 2022, we reported $47.0 million and $3.4 million of revenue and gross loss, respectively, from Aidvantage. During the six months ended March 31, 2022, we reported $81.7 million and $1.4 million of revenue and gross loss, respectively, from Aidvantage.
BZ Bodies Limited ("BZB")
On January 31, 2022, we acquired 100% of the share capital of BZB for an estimated purchase price of $2.9 million (£2.2 million British Pounds), which includes an estimate of contingent consideration payable upon future performance. BZB provides weight management services for adults, children and vulnerable groups in the United Kingdom. We acquired this business to complement our services within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We recorded estimated goodwill and intangible assets of $1.5 million and $1.3 million, respectively, related to the acquisition. During the three and six months ended March 31, 2022, we reported $1.1 million and $0.6 million of revenue and gross profit, respectively, from BZB.

7. DEBT

Table 7.1: Details of Debt
	March 31, 2022	September 30, 2021
	(in thousands)
Term Loan A, due 2026	$1,058,750	$1,086,250
Term Loan B, due 2028	397,000	399,000
Subsidiary loan agreements	3,971	38,281
Total debt principal	1,459,721	1,523,531
Less: Unamortized debt-issuance costs and discounts	(12,424)	(13,839)
Total debt	1,447,297	1,509,692
Less: Current portion of long-term debt	(59,911)	(80,555)
Long-term debt	$1,387,386	$1,429,137
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
At execution of the Credit Agreement, the interest rates for Term Loan A and the Revolver was LIBOR plus 1.75%. During the first quarter of fiscal quarter 2022, we were able to lower our interest rates on both Term Loan A and the Revolver to LIBOR plus 1.50% based on the attainment of a total leverage ratio of 2.50 or better. As of March 31, 2022, the net total leverage ratio was 2.4. If we can achieve a net total leverage ratio of less than 2.00, the interest rates for Term Loan A and the Revolver could be further lowered to LIBOR plus 1.375%; conversely if the net leverage ratio increases to 2.50 or greater, the rate would revert back to LIBOR plus 1.75%. LIBOR is anticipated to be phased out over the next 18 months, and alternative benchmark rates have been identified in this agreement. This is our only significant arrangement that utilizes LIBOR. As of March 31, 2022, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 2.4%.
The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary. As of March 31, 2022, we had no outstanding balance on the Revolver.
Under the terms of the Credit Agreement, we are required to comply with certain covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt less the lower of (a) unrestricted cash or (b) $75.0 million divided by adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). With certain exceptions, the covenant requires the net total leverage ratio, as defined by the Credit Agreement to be less than 4.0, calculated over the previous twelve months. The net interest coverage ratio is calculated as EBITDA divided by interest expense, over the previous twelve months. The covenant requires a net interest coverage ratio of 3.0 or greater. As of March 31, 2022, as defined by the Credit Agreement, we calculated a net total leverage ratio of 2.4 and net interest coverage ratio of 15.3. We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2022, and September 30, 2021. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2022 through September 30, 2022	$32,963
Year ended September 30, 2023	66,383
Year ended September 30, 2024	86,500
Year ended September 30, 2025	93,375
Year ended September 30, 2026	801,500
Thereafter	379,000
Total payments	$1,459,721
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
As this cash flow hedge is considered effective, any future gains and losses are reflected within Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. Derivatives in a net asset position are recorded in "Prepaid expenses and other current assets" on our Consolidated Balance Sheets and derivatives in a net liability position are recorded in "Other current liabilities" on our Consolidated Balance Sheets. No ineffectiveness was recorded on this contract during the six months ended March 31, 2022.

Table 8.1: Details of Derivatives Fair Value
	March 31, 2022	September 30, 2021
	(in thousands)
Assets:
Interest rate swap	$17,737	$—
Total assets	$17,737	$—
Liabilities:
Interest rate swap	$—	$410
Total liabilities	$—	$410

Table 8.2: Gains on Derivatives
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands)
Net gains recognized in AOCI on derivatives, net of tax (1)	$10,225	$—	$12,401	$—
Amounts reclassified to earnings from accumulated other comprehensive loss (2)	464	—	973	—
Net current period other comprehensive income	$10,689	$—	$13,374	$—
(1)Amount is net of tax expense of $3.7 million and $4.4 million for the three and six months ended March 31, 2022, respectively.
(2)Amount is net of tax benefit of $0.2 million and $0.3 million for the three and six months ended March 31, 2022, respectively.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of March 31, 2022, there was no collateral posted with its counterparty related to the derivatives.

9. FAIR VALUE
The Company had two assets recorded at fair value on a recurring basis as of March 31, 2022, the deferred compensation asset, related to the portion invested in mutual funds and the interest rate swap. For the deferred compensation asset, the mutual funds prices are quoted in active markets and therefore are classified as Level 1. For the interest rate swap, the Company obtains its Level 2 pricing inputs from its counterparty for the interest rate swap. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. As of March 31, 2022, the Company had liabilities recorded at fair value on a recurring basis for contingent consideration related to acquisitions. The contingent consideration liability is considered Level 3, as the inputs are not observable and based on internal assumptions about forecasted revenues, margins, volumes, and probability of contract extensions on businesses acquired.
The fair values of receivables, prepaids, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments. The carrying value of our debt is consistent with the fair value as the stated interest rates in the agreements are consistent with the current market rates used in notes with similar terms in the markets (Level 2 inputs).

Table 9: Fair Value
	As of March 31, 2022
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$28,231	$—	$—	$28,231
Interest rate swap	—	17,737	—	17,737
Total assets	$28,231	$17,737	$—	$45,968
Liabilities:
Contingent consideration	$—	$—	$21,340	$21,340
Total liabilities	$—	$—	$21,340	$21,340
10. STOCK COMPENSATION
The Company grants restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under its 2021 Stock Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to five years and one year for members of the board of directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the six months ended March 31, 2022, we issued approximately 340,000 RSUs, which will vest ratably over three or four years, and approximately 87,000 PSUs, which will vest after three years.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized (loss)/gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2021	$(39,605)	$(303)	$(39,908)
Other comprehensive income before reclassifications	436	12,401	12,837
Amounts reclassified from accumulated other comprehensive loss	—	973	973
Net current period other comprehensive income	436	13,374	13,810
Balance as of March 31, 2022	$(39,169)	$13,071	$(26,098)

12. STOCK PURCHASES
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. As of March 31, 2022, $120.8 million remained available for future stock purchases.

Table 12: Stock Purchase Activity
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(in thousands, except per share data)
Amount paid for shares repurchased	$24,464	$—	$25,843	$3,363
Number of shares repurchased	330	—	348	52
Average per share price paid	$74.22	$—	$74.26	$64.98
Since March 31, 2022, we have acquired an additional 238,431 shares of our common stock for $17.7 million.
13. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 13.1: Details of Cash and Cash Equivalents and Restricted Cash
	March 31, 2022	September 30, 2021
	(in thousands)
Cash and cash equivalents	$92,638	$135,061
Restricted cash (1)	19,330	21,509
Cash, cash equivalents, and restricted cash	$111,968	$156,570
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 13.2: Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Interest payments	$17,755	$783
Income tax payments	50,531	42,495
14. ACCOUNTS RECEIVABLE, NET

Table 14: Details of Accounts Receivable, Net
	March 31, 2022	September 30, 2021
	(in thousands)
Billed and billable receivables	$742,713	$718,728
Unbilled receivables	148,122	124,135
Allowance for credit losses	(5,150)	(8,044)
Accounts receivable, net	$885,685	$834,819

15. PROPERTY AND EQUIPMENT, NET

Table 15: Details of Property and Equipment, Net
	March 31, 2022	September 30, 2021
	(in thousands)
Land	$—	$1,738
Building and improvements	—	11,981
Office furniture and equipment	247,100	254,102
Leasehold improvements	88,236	79,938
Property and equipment, at cost	335,336	347,759
Accumulated depreciation	(277,391)	(285,132)
Property and equipment, net	$57,945	$62,627
As of March 31, 2022, we classified as held for sale one building and the associated land with a carrying value of $5.4 million within "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. As of March 31, 2022, we concluded the fair value less the costs to sell exceeds the carrying value of this asset.
16. COMMITMENTS AND CONTINGENCIES
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
17. SUBSEQUENT EVENT
On April 8, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on May 31, 2022, to shareholders of record on May 13, 2022. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.3 million.

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
Business Overview
We are a leading operator of government health and human services programs worldwide. We are a responsible and reliable partner to governments under our mission of Helping Government Serve the People®. Governments rely on our financial stability and proven expertise in helping people connect to and use critical government programs. We use our experience, business process management expertise, innovation, and technology solutions to help government agencies run effective, efficient, and accountable programs.
Our primary portfolio of work is tied to business process services ("BPS") in the health services and human services markets. Our growth over the last decade was driven by new work, such as that from the Affordable Care Act ("ACA") in the U.S., an evolving digital transformation to meet the modernization needs of our clients, and growing demand for independent and conflict-free clinical services including assessments, appeals, and independent medical reviews in multiple geographies. Our growth has been supplemented by strategic acquisitions.
We experienced both favorable and unfavorable impacts as a result of the Coronavirus ("COVID-19") global pandemic. While some of the programs we support have experienced reduced volumes due to the pandemic, we have also been successful in winning new contracts to meet the immediate needs of our customers, including contract tracing and disease investigation, vaccine information lines, and unemployment insurance administration. Demonstrating the value of our business model, we have converted a number of these relationships into longer-term contract opportunities. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19. As a result, we believe our operations support programs that are vital for their safety and wellbeing.
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
•Clinical evolution. We are expanding our clinical-related services and are experienced at delivering clinical BPS at scale. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services, and adjudicate complicated benefits appeals. With the formation of Maximus Public Health ("MPH"), we serve as a resource to governments as they respond to public health threats. These efforts include providing health information and COVID-19 testing access, test results, and vaccination information through our citizen engagement centers in key states and counties across the U.S.
•Market expansion. We continue with our existing strategy to expand our markets by bringing our core capabilities to new programs and clients, adding new capabilities to access adjacent markets, and through geographic expansion. In fiscal year 2021, we expanded our clinical assessments and public health work, and completed two acquisitions in the U.S. to increase our digital and clinical capabilities, as well as create stronger relationships in key U.S. federal government agencies.
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

Financial Overview
A number of factors have affected our results for the second quarter of fiscal year 2022, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
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
•Our services in fiscal years 2022 and 2021 were affected by the COVID-19 pandemic. We received the benefit from new, short-term work, assisting governments with their responses to the pandemic, which was often highly profitable. This mitigated the effect of declines in established programs where our transaction volume has been reduced. At this time, much of the short-term work has concluded, but our established programs are still at reduced capacity.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(dollars in thousands, except per share data)
Revenue	$1,177,326	$959,280	$2,328,202	$1,904,834
Cost of revenue	948,875	728,622	1,871,596	1,468,121
Gross profit	228,451	230,658	456,606	436,713
Gross profit percentage	19.4%	24.0%	19.6%	22.9%
Selling, general, and administrative expenses	130,307	112,402	254,528	224,369
Selling, general, and administrative expenses as a percentage of revenue	11.1%	11.7%	10.9%	11.8%
Amortization of intangible assets	22,856	5,070	45,261	11,586
Operating income	75,288	113,186	156,817	200,758
Operating income margin	6.4%	11.8%	6.7%	10.5%
Interest expense	(9,438)	(756)	(19,076)	(962)
Other expense, net	715	(520)	404	(1,295)
Income before income taxes	66,565	111,910	138,145	198,501
Provision for income taxes	16,469	31,296	34,719	53,810
Effective tax rate	24.7%	28.0%	25.1%	27.1%
Net income	$50,096	$80,614	$103,426	$144,691
Earnings per share:
Basic	$0.81	$1.30	$1.66	$2.33
Diluted	$0.80	$1.29	$1.66	$2.33

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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended March 31, 2021	$959,280		$728,622		$230,658
Organic effect	4,084	0.4%	58,853	8.1%	(54,769)	(23.7)%
Acquired growth	220,405	23.0%	166,139	22.8%	54,266	23.5%
Currency effect compared to the prior period	(6,443)	(0.7)%	(4,739)	(0.7)%	(1,704)	(0.7)%
Three Months Ended March 31, 2022	$1,177,326	22.7%	$948,875	30.2%	$228,451	(1.0)%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Six Months Ended March 31, 2021	$1,904,834		$1,468,121		$436,713
Organic effect	(28,680)	(1.5)%	69,706	4.7%	(98,386)	(22.5)%
Acquired growth	456,171	23.9%	336,317	22.9%	119,854	27.4%
Currency effect compared to the prior period	(4,123)	(0.2)%	(2,548)	(0.2)%	(1,575)	(0.4)%
Six Months Ended March 31, 2022	$2,328,202	22.2%	$1,871,596	27.5%	$456,606	4.6%
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
Our SG&A expense has increased year-over-year due primarily to the additional cost base from our acquisitions. Our amortization of intangible assets increased by $17.8 million and $33.7 million for the three and six months ended March 31, 2022, compared to same periods ended March 31, 2021. The increase is a result of acquisitions during fiscal years 2021 and 2022. This increase is partially offset by the intangible asset amortization related to the Census Questionnaire Assistance (CQA) contract, which was fully amortized through November 2020.

Table MD&A 4: Changes in Amortization of Intangible Assets Expense for Three and Six Months Ended March 31, 2022
	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2022
	Dollars	Dollars
	(dollars in thousands)
Period Ending March 31, 2021	$5,070	$11,586
VES acquisition	13,833	27,667
Attain acquisition	1,750	4,375
Aidvantage acquisition	2,060	3,716
Connect Assist acquisition	151	313
CQA contract	—	(2,313)
Other	(8)	(83)
Period Ending March 31, 2022	$22,856	$45,261

Table MD&A 5: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(dollars in thousands, except per share data)
Operating income	$75,288	$113,186	$156,817	$200,758
Add back: Amortization of intangible assets	22,856	5,070	45,261	11,586
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$98,144	$118,256	$202,078	$212,344
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	8.3%	12.3%	8.7%	11.1%

Net income	$50,096	$80,614	$103,426	$144,691
Add back: Amortization of intangible assets, net of tax	16,884	3,756	33,414	8,578
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$66,980	$84,370	$136,840	$153,269

Diluted earnings per share	$0.80	$1.29	$1.66	$2.33
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.27	0.06	0.53	0.13
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$1.07	$1.35	$2.19	$2.46
Our intangible asset amortization is based upon our assumptions of the value and economic life, typically established at the acquisition date. If these assumptions change, the pattern of future expense may be accelerated. At this time, we have a significant asset related to the Customer Center Operations (CCO) contract which is subject to a rebid anticipated towards the end of this fiscal year. If this rebid is unsuccessful, the asset life of this asset may need to be reduced.
Interest expense for the three months ended March 31, 2022, increased by $8.7 million to $9.4 million, while interest expense for the six months ended March 31, 2022, increased by $18.1 million to $19.1 million. This increase is driven by the costs of our cash borrowings utilized to acquire VES. Interest expense is expected to be in the range of $40 million to $42 million for fiscal year 2022 as the debt is expected to be outstanding for the entire fiscal year. Our interest rate will vary based upon both prevailing interest rates and our leverage ratio.
Our effective income tax rate for the three and six months ended March 31, 2022, was 24.7% and 25.1%, respectively, compared to 28.0% and 27.1% for the three and six months ended March 31, 2021. For fiscal year 2022, we expect the effective tax rate to be between 24.5% and 25.5%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS") such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Addressing societal macro trends such as aging populations and rising costs, the segment continues to execute on its clinical evolution strategy by expanding its clinical offerings. This includes assessments to determine whether personal care services are medically necessary and public health offerings such as contact tracing, disease investigation, and vaccine distribution support services as part of the governments' COVID-19 response efforts.

Table MD&A 6: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(dollars in thousands)
Revenue	$398,077	$448,215	$784,494	$833,149
Cost of revenue	313,106	328,775	609,824	614,707
Gross profit	84,971	119,440	174,670	218,442
Selling, general, and administrative expenses	38,273	36,593	73,375	74,049
Operating income	46,698	82,847	101,295	144,393
Gross profit percentage	21.3%	26.6%	22.3%	26.2%
Operating margin percentage	11.7%	18.5%	12.9%	17.3%
Our revenue and cost of revenue for the three months ended March 31, 2022, decreased 11.2% and 4.8%, compared to three months ended March 31, 2021, respectively. For the six months ended March 31, 2022, our revenue and cost of revenue decreased 5.8% and 0.8%, respectively. All movement was organic.
In fiscal year 2021, we received a large volume of short term COVID-19 related work, typically at higher margins. This work has contracted or moved into longer-term work, resulting in a reduced workload at lower margins. We estimate that our COVID related revenue has declined by approximately $120 million and $150 million for the three and six months ended March 31, 2022, respectively, compared to fiscal year 2021.
Our core established programs have been operating at depressed levels during the COVID-19 pandemic as the volume of transaction-based work has declined. In particular, we continue to report lower volumes of transactions on redetermination activities as states have paused Medicaid redeterminations. The Federal public health emergency declaration has been extended through mid-July which will further delay the commencement of redeterminations. Accordingly, we do not expect recoveries in these contracts until late in this fiscal year. For the full year, we anticipate an operating margin between 9% and 11%, with the timing of the end of the public health emergency being a significant factor in the return to higher margins.
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

Table MD&A 7: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(dollars in thousands)
Revenue	$573,288	$330,136	$1,155,159	$735,381
Cost of revenue	458,135	256,003	913,430	578,752
Gross profit	115,153	74,133	241,729	156,629
Selling, general, and administrative expenses	68,949	50,978	133,874	103,230
Operating income	46,204	23,155	107,855	53,399
Gross profit percentage	20.1%	22.5%	20.9%	21.3%
Operating margin percentage	8.1%	7.0%	9.3%	7.3%

Table MD&A 8: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2021	$330,136		$256,003		$74,133
Organic effect	29,055	8.8%	39,740	15.5%	(10,685)	(14.4)%
Acquired growth	214,097	64.9%	162,392	63.4%	51,705	69.7%
Three Months Ended March 31, 2022	$573,288	73.7%	$458,135	79.0%	$115,153	55.3%

Table MD&A 9: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2021	$735,381		$578,752		$156,629
Organic effect	(24,284)	(3.3)%	5,685	1.0%	(29,969)	(19.1)%
Acquired growth	444,062	60.4%	328,993	56.8%	115,069	73.5%
Six Months Ended March 31, 2022	$1,155,159	57.1%	$913,430	57.8%	$241,729	54.3%
We received significant acquired growth from:
•VES, which we acquired in May 2021,
•Attain, which we acquired in March 2021, and
•The Aidvantage business, which we acquired in October 2021.
Our profit margins on VES and Attain are higher than our organic work, resulting in improvements to our profit margins. These were partially tempered by our Aidvantage contract, which has recorded a loss in the three months ended March 31, 2022. The deferral of student loan repayments by the government has reduced our revenue and we have incurred costs related to the transition of the program.
Our organic work also tempered our gross profit margins. This was driven by a large contract on which we agreed to accept a lower margin in return for increased funding and anticipated future revenue. Our operating profit margins received a benefit from the increased scale of the segment.
We anticipate operating margins between 10% and 11% for the full year. At this time, we assume that student loan repayments will commence in September 2022, but any further delays will temper our revenue and profit.
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

Table MD&A 10: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	(dollars in thousands)
Revenue	$205,961	$180,929	$388,549	$336,304
Cost of revenue	177,634	143,844	348,342	274,662
Gross profit	28,327	37,085	40,207	61,642
Selling, general, and administrative expenses	24,011	22,013	45,351	42,045
Operating income/(loss)	4,316	15,072	(5,144)	19,597
Gross profit percentage	13.8%	20.5%	10.3%	18.3%
Operating margin percentage	2.1%	8.3%	(1.3)%	5.8%

Table MD&A 11: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2021	$180,929		$143,844		$37,085
Organic effect	25,167	13.9%	34,782	24.2%	(9,615)	(25.9)%
Acquired growth	6,308	3.5%	3,747	2.6%	2,561	6.9%
Currency effect compared to the prior period	(6,443)	(3.6)%	(4,739)	(3.3)%	(1,704)	(4.6)%
Three Months Ended March 31, 2022	$205,961	13.8%	$177,634	23.5%	$28,327	(23.6)%

Table MD&A 12: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2021	$336,304		$274,662		$61,642
Organic effect	44,259	13.2%	68,904	25.1%	(24,645)	(40.0)%
Acquired growth	12,109	3.6%	7,324	2.7%	4,785	7.8%
Currency effect compared to the prior period	$(4,123)	(1.2)%	$(2,548)	(0.9)%	(1,575)	(2.6)%
Six Months Ended March 31, 2022	$388,549	15.5%	$348,342	26.8%	$40,207	(34.8)%
This segment experienced organic growth in revenue and costs, as well as acquired growth, during the three and six months ended March 31, 2022. These were mitigated by declines in the values of the currencies in which we operate against the U.S. Dollar.
Our results in fiscal year 2021 included a significant revenue benefit from the recovery of our welfare-to-work contracts in Australia. Fiscal year 2022 has also seen revenue and cost growth from our United Kingdom business, where the Restart contract continued to ramp up. Margins on the Restart contract are tempered as we have not yet reached our full service capacity.
Acquired growth is from the Connect Assist and BZB acquisitions.
A large employment services contract in Australia ends in June 2022 and we have been awarded a significantly lower caseload for the follow-on contract. This will result in reduced revenues in the latter half of this year, as well as costs related to the ramping down of our existing case load, including severance. We anticipate that we will record a small loss for this segment in the current fiscal year.

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
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operating activities, and availability under our revolving credit facilities. As of March 31, 2022, we had $92.6 million in cash and cash equivalents. We believe that our current cash position, access to our credit facility, and cash flows generated from operations should be not only sufficient for our operating requirements but also to enable us to fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 7 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table MD&A 13: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Six Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Operating activities:
Net income	$103,426	$144,691
Non-cash adjustments	79,491	55,851
Changes in working capital	(71,058)	79,156
Net cash provided by operating activities	111,859	279,698
Net cash used in investing activities	(22,902)	(437,524)
Net cash (used in)/provided by financing activities	(133,883)	185,967
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	324	3,263
Net change in cash and cash equivalents and restricted cash	$(44,602)	$31,404
Net Cash Provided By Operating Activities
Net cash provided by operating activities decreased by $167.8 million for the six months ended March 31, 2022, compared to six months ended March 31, 2021. This decrease is caused by:
•A decline in operating income;
•The timing of cash receipts, which provided a significant benefit in fiscal year 2021;
•The timing of cash payments, including tax payments previously deferred in the U.S. under the CARES Act;
•Increased interest payments related to our new credit facility; and
•The timing of income tax payments.
Our Days Sales Outstanding ("DSO") as of March 31, 2022, and September 30, 2021, were 68 days and 67 days, respectively.
Net Cash Used In Investing Activities
The net cash used in investing activities were $22.9 million for the six months ended March 31, 2022. These are primarily investments in capital expenditure. Further working capital true-up payments for our recent business combinations are anticipated in the latter half of the year. The prior year comparative total includes payments for the acquisition of Attain.
Net Cash (Used In)/Provided By Financing Activities
The $133.9 million cash used in financing activities during the six months ended March 31, 2022, includes $34.7 million in dividend payments, $9.7 million in tax withholding payments for stock compensation, and $25.8 million for share repurchases. We have made $63.7 million of net repayments of debt related to the mandatory repayments on our U.S. credit facility, voluntary repayments of our U.S. revolver and a mix of mandatory and voluntary payments related to our subsidiary debt.

With the acquisition of Aidvantage, we have incurred a liability to the seller based upon future performance, which we have estimated at $18.6 million. We expect these payments to be made through fiscal year 2024.
Cash in Foreign Locations
We have no requirement to remit funds from our foreign locations to the U.S.. We will continue to explore opportunities to remit additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the U.S.
Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Six Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net cash provided by operating activities	$111,859	$279,698
Purchases of property and equipment and capitalized software	(22,898)	(23,584)
Free cash flow (Non-GAAP)	$88,961	$256,114
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2021 Form 10-K, as filed with the SEC on November 18, 2021, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended March 31, 2022.
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
For the six months ended March 31, 2022, 17% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year. We refer to this adjusted revenue on a "constant currency basis."
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results excluding results from acquisitions or disposals, to our prior fiscal year results.
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
•Our corporate credit facility requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included pro forma data for VES, Aidvantage, and Connect Assist in the table below.
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA as shown below. Our current credit facilities utilized a different version of EBITDA from that of the credit facility used in prior years.

Table MD&A 15: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA
	For the Three Months Ended	For the Trailing Twelve Months Ended
	March 31, 2022	March 31, 2022
	(in thousands)
Net income	$50,096	$249,935
Adjustments:
Interest expense	9,438	32,858
Other expense, net	(715)	8,406
Provision for income taxes	16,469	73,390
Amortization of intangibles	22,856	78,032
Stock compensation expense	6,804	30,127
Acquisition-related expenses	175	9,154
Adjusted EBITA - Non-GAAP measure	105,123	481,902
Depreciation and amortization of property, equipment, and capitalized software	9,834	44,725
Adjusted EBITDA - Non-GAAP measure	114,957	526,627
Pro forma adjusted EBITDA related to acquisitions - Non-GAAP measure	—	40,089
Other pro forma adjustments allowed by our debt agreement	$9,633	$20,931
Pro forma adjusted EBITDA - Non-GAAP measure	$124,590	$587,647

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2021 Form 10-K, as filed with the SEC on November 18, 2021, have not changed materially during the six month period ended March 31, 2022.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions about required disclosure. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Maximus' disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022.
Maximus carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to our disclosures included in Note 16. Commitments and Contingencies included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the six months ended March 31, 2022, to the risk factors previously disclosed in the 2021 Form 10-K, as filed with the SEC on November 18, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock.

Common Stock Purchase Activity During the Three Months Ended March 31, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share data)
January 1 - January 31, 2022	13,767	$74.87	13,767	$144,256
February 1 - February 28, 2022	94,200	74.70	94,200	$137,219
March 1 - March 31, 2022	221,500	73.98	221,500	$120,832
Total	329,467	$74.22	329,467
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

Maximus, Inc.

	/s/ Bruce L. Caswell	May 5, 2022
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David. W. Mutryn	May 5, 2022
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)