Form 10-Q
period 2022-06-30
MAXIMUS, INC.
filed 2022-08-04
CIK 1032220

As filed with the Securities and Exchange Commission on August 4, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,550,580 shares of the registrant's Common Stock outstanding as of August 1, 2022.

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus ("COVID-19") global pandemic and related policy implications, and our recent acquisitions are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•our ability to manage our debt;
•the extent and impact of the continuation of the global pandemic and the actions taken or to be taken by us, our customers, and the governments or jurisdictions in which we operate in response to COVID-19, including the U.S. federal government's ongoing Public Health Emergency declaration;
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
•matters related to business we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 18, 2021.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share amounts)
Revenue	$1,125,785	$1,243,520	$3,453,987	$3,148,354
Cost of revenue	915,564	951,664	2,787,160	2,419,785
Gross profit	210,221	291,856	666,827	728,569
Selling, general, and administrative expenses	132,974	140,129	387,502	364,498
Amortization of intangible assets	22,690	12,132	67,951	23,718
Operating income	54,557	139,595	211,374	340,353
Interest expense	(10,791)	(3,087)	(29,867)	(4,049)
Other expense, net	(2,497)	(8,289)	(2,093)	(9,584)
Income before income taxes	41,269	128,219	179,414	326,720
Provision for income taxes	9,934	33,724	44,653	87,534
Net income	$31,335	$94,495	$134,761	$239,186

Earnings per share:
Basic	$0.51	$1.52	$2.17	$3.86
Diluted	$0.51	$1.51	$2.17	$3.84
Weighted average shares outstanding:
Basic	61,607	62,064	62,038	62,028
Diluted	61,756	62,453	62,190	62,300

Dividends declared per share	$0.28	$0.28	$0.84	$0.84
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net income	$31,335	$94,495	$134,761	$239,186
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(8,935)	(24)	(8,499)	7,669
Net gains/(losses) on cash flow hedge, net of tax effect of $1,085, $(379), $5,857 and $(379), respectively	3,042	(1,062)	16,416	(1,062)
Other comprehensive income	(5,893)	(1,086)	7,917	6,607
Comprehensive income	$25,442	$93,409	$142,678	$245,793
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	June 30, 2022	September 30, 2021
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$93,748	$135,061
Accounts receivable, net	868,010	834,819
Income taxes receivable	15,608	5,413
Prepaid expenses and other current assets	94,218	104,201
Total current assets	1,071,584	1,079,494
Property and equipment, net	55,908	62,627
Capitalized software, net	48,478	42,868
Operating lease right-of-use assets	143,545	179,349
Goodwill	1,783,870	1,774,406
Intangible assets, net	829,179	879,168
Deferred contract costs, net	43,723	36,486
Deferred compensation plan assets	38,729	46,738
Deferred income taxes	4,776	990
Other assets	38,131	16,839
Total assets	$4,057,923	$4,118,965
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$259,016	$305,565
Accrued compensation and benefits	182,434	186,809
Deferred revenue, current portion	106,797	98,588
Income taxes payable	4,071	6,782
Long-term debt, current portion	59,698	80,555
Operating lease liabilities, current portion	67,680	76,077
Other current liabilities	50,510	35,057
Total current liabilities	730,206	789,433
Deferred revenue, non-current portion	23,518	35,932
Deferred income taxes	196,691	194,638
Long-term debt, non-current portion	1,423,276	1,429,137
Deferred compensation plan liabilities, non-current portion	39,006	47,405
Operating lease liabilities, non-current portion	93,035	121,771
Other liabilities	30,629	20,320
Total liabilities	2,536,361	2,638,636
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,904 and 61,954 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively (shares in thousands)	557,656	532,411
Accumulated other comprehensive loss	(31,991)	(39,908)
Retained earnings	995,897	987,826
Total shareholders' equity	1,521,562	1,480,329
Total liabilities and shareholders' equity	$4,057,923	$4,118,965
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash flows from operating activities:
Net income	$134,761	$239,186
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property, equipment and capitalized software	29,875	33,664
Amortization of intangible assets	67,951	23,718
Amortization of debt issuance costs and debt discount	1,946	—
Costs related to debt financing	—	8,509
Deferred income taxes	(7,179)	3,632
Stock compensation expense	22,080	20,823
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(39,997)	(254,304)
Prepaid expenses and other current assets	9,454	7,542
Deferred contract costs	(7,702)	(15,773)
Accounts payable and accrued liabilities	(42,577)	116,873
Accrued compensation and benefits	13,846	34,387
Deferred revenue	342	23,624
Income taxes	(12,822)	15,165
Operating lease right-of-use assets and liabilities	(1,330)	1,077
Other assets and liabilities	1,128	(11,464)
Net cash provided by operating activities	169,776	246,659
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(35,936)	(32,133)
Acquisitions of businesses, net of cash acquired	(14,144)	(1,779,473)
Other	2,000	—
Net cash used in investing activities	(48,080)	(1,811,606)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(51,762)	(51,625)
Purchases of Maximus common stock	(73,864)	(3,363)
Tax withholding related to RSU vesting	(9,673)	(9,818)
Payments for debt financing	—	(22,759)
Proceeds from borrowings	415,000	2,285,000
Principal payments for debt	(442,973)	(607,880)
Other	—	(2,763)
Net cash (used in)/provided by financing activities	(163,272)	1,586,792
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,369)	2,830
Net change in cash, cash equivalents, and restricted cash	(45,945)	24,675
Cash, cash equivalents and restricted cash, beginning of period	156,570	88,561
Cash, cash equivalents and restricted cash, end of period	$110,625	$113,236
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	$543,032	$(36,764)	$1,022,158	$1,528,426
Net income	—	—	—	50,096	50,096
Foreign currency translation	—	—	(23)	—	(23)
Cash flow hedge, net of tax	—	—	10,689	—	10,689
Cash dividends	—	—	—	(17,312)	(17,312)
Dividends on RSUs	—	392	—	(392)	—
Purchases of Maximus common stock	(330)	—	—	(24,464)	(24,464)
Stock compensation expense	—	6,804	—	—	6,804
RSUs vested	4	—	—	—	—
Balance as of March 31, 2022	61,610	$550,228	$(26,098)	$1,030,086	$1,554,216
Net income	—	—	—	31,335	31,335
Foreign currency translation	—	—	(8,935)	—	(8,935)
Cash flow hedge, net of tax	—	—	3,042	—	3,042
Cash dividends	—	—	—	(17,103)	(17,103)
Dividends on RSUs	—	400	—	(400)	—
Purchases of Maximus common stock	(706)	—	—	(48,021)	(48,021)
Stock compensation expense	—	7,028	—	—	7,028
Balance as of June 30, 2022	60,904	$557,656	$(31,991)	$995,897	$1,521,562

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2020	61,504	$513,959	$(42,638)	$770,498	$1,241,819
Net income	—	—	—	64,077	64,077
Foreign currency translation	—	—	6,923	—	6,923
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	336	—	(336)	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	(3,363)
Stock compensation expense	—	6,062	—	—	6,062
Balance as of December 31, 2020	61,452	$520,357	$(35,715)	$813,669	$1,298,311
Net income	—	—	—	80,614	80,614
Foreign currency translation	—	—	770	—	770
Cash dividends	—	—	—	(17,207)	(17,207)
Dividends on RSUs	—	431	—	(431)	—
Stock compensation expense	—	7,417	—	—	7,417
RSUs vested	20	—	—	—	—
Balance as of March 31, 2021	61,472	$528,205	$(34,945)	$876,645	$1,369,905
Net income	—	—	—	94,495	94,495
Foreign currency translation	—	—	(24)	—	(24)
Cash flow hedge, net of income tax	—	—	(1,062)	—	(1,062)
Cash dividends	—	—	—	(17,211)	(17,211)
Dividends on RSUs	—	441	—	(441)	—
Stock compensation expense	—	7,344	—	—	7,344
Balance as of June 30, 2021	61,472	$535,990	$(36,031)	$953,488	$1,453,447
See accompanying notes to unaudited consolidated financial statements.

Maximus, Inc.
Notes to the Unaudited Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Under our mission of moving people forward, we offer industry-leading expertise, including citizen engagement, eligibility and program integrity and case management to enable citizens around the globe to successfully engage with their governments at all levels. We assist governments to support families, strengthen workforces and streamline their services. We are a proud partner to government agencies in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, Sweden, and the United Kingdom.

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
We base our estimates on historical experience and expectations of the future that we believe to be reasonable. The continued uncertainty related to the economic and political effects of the COVID-19 global pandemic reduce our ability to use past results to estimate future performance. Accordingly, our estimates may be subject to greater volatility than has been the case in the past.

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
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Services	$399,320		$436,338		$1,183,814		$1,269,487
U.S. Federal Services	525,519		617,601		1,680,678		1,352,982
Outside the U.S.	200,946		189,581		589,495		525,885
Revenue	$1,125,785		$1,243,520		$3,453,987		$3,148,354
Gross profit:
U.S. Services	$74,135	18.6%	$104,814	24.0%	$248,805	21.0%	$323,256	25.5%
U.S. Federal Services	124,203	23.6%	155,776	25.2%	365,932	21.8%	312,405	23.1%
Outside the U.S.	11,883	5.9%	31,266	16.5%	52,090	8.8%	92,908	17.7%
Gross profit	$210,221	18.7%	$291,856	23.5%	$666,827	19.3%	$728,569	23.1%
Selling, general, and administrative expenses:
U.S. Services	$42,351	10.6%	$42,606	9.8%	$115,726	9.8%	$116,655	9.2%
U.S. Federal Services	69,466	13.2%	69,647	11.3%	203,340	12.1%	172,877	12.8%
Outside the U.S.	23,101	11.5%	22,973	12.1%	68,452	11.6%	65,018	12.4%
Other (2)	(1,944)	NM	4,903	NM	(16)	NM	9,948	NM
Selling, general, and administrative expenses	$132,974	11.8%	$140,129	11.3%	$387,502	11.2%	$364,498	11.6%
Operating income/(loss):
U.S. Services	$31,784	8.0%	$62,208	14.3%	$133,079	11.2%	$206,601	16.3%
U.S. Federal Services	54,737	10.4%	86,129	13.9%	162,592	9.7%	139,528	10.3%
Outside the U.S.	(11,218)	(5.6) %	8,293	4.4%	(16,362)	(2.8) %	27,890	5.3%
Amortization of intangible assets	(22,690)	NM	(12,132)	NM	(67,951)	NM	(23,718)	NM
Other (2)	1,944	NM	(4,903)	NM	16	NM	(9,948)	NM
Operating income	$54,557	4.8%	$139,595	11.2%	$211,374	6.1%	$340,353	10.8%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)Other selling, general, and administrative expenses includes costs that are not allocated to a particular segment. This includes legal expenses and settlements and expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed. Our results for the three and nine months ended June 30, 2022 included a $2.3 million credit related to changes in acquisition related contingent consideration. See "Note 6. Business Combinations" for more information.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Performance-based	$520,202	46.2%	$389,800	31.3%	$1,527,368	44.2%	$1,033,509	32.8%
Cost-plus	282,578	25.1%	282,808	22.7%	945,482	27.4%	953,373	30.3%
Fixed price	160,219	14.2%	146,175	11.8%	470,591	13.6%	413,296	13.1%
Time and materials	162,786	14.5%	424,737	34.2%	510,546	14.8%	748,176	23.8%
Total revenue	$1,125,785		$1,243,520		$3,453,987		$3,148,354

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
U.S. state government agencies	$401,042	35.7%	$431,987	34.7%	$1,183,876	34.3%	$1,265,798	40.2%
U.S. federal government agencies	507,047	45.0%	594,771	47.8%	1,624,848	47.0%	1,288,213	40.9%
International government agencies	191,753	17.0%	180,049	14.5%	557,928	16.2%	499,091	15.9%
Other, including local municipalities and commercial customers	25,943	2.3%	36,713	3.0%	87,335	2.5%	95,252	3.0%
Total revenue	$1,125,785		$1,243,520		$3,453,987		$3,148,354

Table 4.3: Revenue by Geography
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
United States	$924,839	82.2%	$1,053,940	84.8%	$2,864,492	83.0%	$2,622,469	83.3%
United Kingdom	109,776	9.7%	74,109	6.0%	303,481	8.8%	211,777	6.7%
Australia	43,594	3.9%	65,283	5.2%	143,078	4.1%	192,161	6.1%
Rest of world	47,576	4.2%	50,188	4.0%	142,936	4.1%	121,947	3.9%
Total revenue	$1,125,785		$1,243,520		$3,453,987		$3,148,354

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
•Certain contracts include retainage balances, whereby revenue is earned but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable — unbilled until restrictions on billing are lifted. As of June 30, 2022, and September 30, 2021, $12.2 million and $10.4 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and nine months ended June 30, 2022, we recognized revenue of $23.7 million and $85.5 million, respectively, that was included in our deferred revenue balances as of September 30, 2021. During the three and nine months ended June 30, 2021, we recognized revenue of $7.5 million and $36.7 million, respectively, that was included in our deferred revenue balances at September 30, 2020.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(959)	$1,800	$(5,174)	$17,800
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.01)	$0.03	$(0.06)	$0.20
Remaining performance obligations
As of June 30, 2022, we had approximately $550 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 45% of this balance within the next 12 months. This balance excludes contracts with an original duration of 12 months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Basic weighted average shares outstanding	61,607	62,064	62,038	62,028
Dilutive effect of unvested RSUs and PSUs	149	389	152	272
Denominator for diluted earnings per share	61,756	62,453	62,190	62,300
Unvested anti-dilutive stock units excluded from the dilutive effect	418	73	178	171

6. BUSINESS COMBINATIONS
VES Group, Inc. (VES)
On May 28, 2021, the Company acquired 100% of VES for a purchase price of $1.37 billion (the "VES Acquisition"). VES was integrated into our U.S. Federal Services Segment. The VES Acquisition supports our ongoing strategic priority of expansion into the U.S. Federal market and accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. We have completed our valuation of all acquired assets and liabilities assumed.

Table 6.1: VES Valuation
	Allocation of Assets and Liabilities as of September 30, 2021	Adjustments	Allocation of Assets and Liabilities as of June 30, 2022
	(in thousands)
Consideration paid:
Cash consideration, net of cash acquired	$1,364,866	$5,765	$1,370,631
Assets acquired:
Accounts receivable - billed, billable and unbilled	$44,078	$—	$44,078
Prepaid expenses and other current assets	7,955	—	7,955
Property and equipment, net	9,113	(1,092)	8,021
Operating lease right-of-use assets	18,898	—	18,898
Intangible assets	664,000	—	664,000
Other assets	7,166	—	7,166
Total identifiable assets acquired	751,210	(1,092)	750,118
Liabilities assumed:
Accounts payable and accrued compensation	42,182	1,804	43,986
Operating lease liabilities	18,898	—	18,898
Income taxes payable, current	5,673	—	5,673
Deferred income taxes	171,497	(474)	171,023
Other long-term liabilities	12,270	—	12,270
Total identifiable liabilities assumed	250,520	1,330	251,850
Net identifiable assets acquired	500,690	(2,422)	498,268
Goodwill	864,176	8,187	872,363
Net assets acquired	$1,364,866	$5,765	$1,370,631
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
In connection with certain liabilities acquired in the VES acquisition, we established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure was partially offset by an indemnification asset of $6.0 million. During the first nine months of fiscal year 2022, we paid the liability and recovered the indemnification asset. At acquisition, we established a tax liability of $12.3 million for uncertain tax positions within VES, partially offset by another indemnification asset of $7.2 million.
Connect Assist Holdings Limited ("Connect Assist")
On September 14, 2021, we acquired 100% of the share capital of Connect Assist for an estimated purchase price of $19.4 million (£14.4 million British Pounds). We acquired this business to improve our contact center services and qualifications within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We completed our assessment of all acquired assets and liabilities assumed, with the exception of tax balances. We recorded estimated goodwill and intangible assets of $11.3 million and $7.7 million, respectively, related to the acquisition.
Aidvantage
On October 6, 2021, we completed the acquisition of the student loan servicing business from Navient, rebranded as Aidvantage. The purchase price consideration is contingent upon future volumes, with a maximum payment of $65.0 million. The final payment is uncertain as there are a number of potential outcomes. We estimated the fair value of this liability, based upon a probability weighted assessment of the potential outcomes, of $18.5 million. We update this liability each quarter as changes are made to our estimate of fair value. These changes are recorded through our statement of operations. If our obligation is less than anticipated, this will result in a benefit to our earnings. The obligation may be higher, either because the number of student loans we are servicing increases or if the contractual relationship we have acquired is extended beyond its current anticipated end date of December 31, 2023. In that instance, we would record an expense to earnings which we would anticipate being offset by additional benefits from the contract. However, the timing of the adjustment to the obligation and the anticipated financial benefits would be unlikely to be consistent. We recorded a single intangible asset related to the customer contract and relationship of $16.7 million, which we are amortizing over 27 months. The goodwill balance, representing the difference between the assets acquired and the estimated obligation, represents the assembled workforce, as well as the knowledge base acquired. We completed our assessment of all acquired assets and liabilities assumed. This business is a part of our U.S. Federal Services Segment and supplements our existing portfolio of services to the U.S. Department of Education.
During the three months ended June 30, 2022, we reported $47.5 million and $8.8 million of revenue and gross profit, respectively, from Aidvantage. During the nine months ended June 30, 2022, we reported $129.2 million and $7.5 million of revenue and gross profit, respectively, from Aidvantage. Since acquisition, we have adjusted the fair value of the liability each quarter to reflect the passage of time. During the third quarter of fiscal year 2022, we recorded a benefit of $2.3 million related to the decline in our anticipated obligation to the sellers; this was recorded in our selling, general and administrative expenses. At June 30, 2022, our contingent consideration liability is $16.4 million.
BZ Bodies Limited ("BZB")
On January 31, 2022, we acquired 100% of the share capital of BZB for an estimated purchase price of $2.9 million (£2.2 million British Pounds), which includes an estimate of contingent consideration payable upon future performance. BZB provides weight management services for adults, children and vulnerable groups in the United Kingdom. We acquired this business to complement our services within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We are still in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets of $1.5 million and $1.3 million, respectively, related to the acquisition. During the three and nine months ended June 30, 2022, we reported revenue of $1.6 million and $2.7 million and gross profit of $0.7 million and $1.3 million, respectively, from BZB.

Stirling Institute of Australia Pty Ltd ("Stirling")
On June 1, 2022, we acquired 100% of the share capital of Stirling for an estimated purchase price of $4.2 million (A$5.8 million Australian Dollars). Stirling provides vocational training to Australians seeking to improve their knowledge and qualifications. We acquired this business to complement our existing employment services. The business was integrated into our Outside the U.S. Segment. We are in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets of $2.2 million and $1.9 million, respectively, related to the acquisition. During the three and nine months ended June 30, 2022, we reported revenue of $0.3 million and gross profit of $0.2 million, respectively, from Stirling.

7. DEBT

Table 7.1: Details of Debt
	June 30, 2022	September 30, 2021
	(in thousands)
Term Loan A, due 2026	$1,045,000	$1,086,250
Term Loan B, due 2028	396,000	399,000
Subsidiary loan agreements	3,645	38,281
Revolver	50,000	—
Total debt principal	1,494,645	1,523,531
Less: Unamortized debt-issuance costs and discounts	(11,671)	(13,839)
Total debt	1,482,974	1,509,692
Less: Current portion of long-term debt	(59,698)	(80,555)
Long-term debt	$1,423,276	$1,429,137
On May 28, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent ("Credit Agreement"), which replaced our existing revolving credit facility. The Credit Agreement provided for the following three components.
•$1.10 billion term loan facility ("Term Loan A") which matures on May 28, 2026;
•$400.0 million term loan facility ("Term Loan B") which matures May 28, 2028; and
•$600.0 million revolving credit facility ("Revolver") which matures May 28, 2026. As of June 30, 2022, we had $50.0 million outstanding balance on the Revolver.
The interest rates applicable to loans under the Credit Agreement are floating rates based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Term Loan A and the Revolver margins are dependent upon our leverage ratio. At the execution of the Credit Agreement, the interest rates were based upon LIBOR plus 1.75% during the first quarter of 2022, which was reduced to LIBOR plus 1.50% as our total leverage ratio declined to below 2.50:1.00. As of June 30, 2022, the net total leverage ratio was 2.90:1.00, which we anticipate will result in an interest rate of LIBOR plus 1.75%.
Term Loan B is set to LIBOR plus 2.00% subject to a LIBOR floor of 0.50%.
LIBOR is anticipated to be phased out over the next 18 months, and alternative benchmark rates have been identified in this agreement. This is our only significant arrangement that utilizes LIBOR. As of June 30, 2022, the annual effective interest rate, including original issue discount and amortization of debt issuance costs, was 3.4%.
The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary.
Under the terms of the Credit Agreement, we are required to comply with certain covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt less the lower of (a) unrestricted cash or (b) $75.0 million divided by adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). With certain exceptions, the covenant requires the net total leverage ratio, as defined by the Credit Agreement to be less than 4.00:1.00, calculated over the previous twelve months. The net interest coverage ratio is calculated as EBITDA divided by interest expense, over the previous 12 months. The covenant requires a net interest coverage ratio of 3.00:1.00 or greater. As of June 30, 2022, as defined by the Credit Agreement, we calculated a net total leverage ratio of 2.90:1.00 and net interest coverage ratio of 12.0. We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2022, and September 30, 2021. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2022 through September 30, 2022	$18,328
Year ending September 30, 2023	65,942
Year ending September 30, 2024	86,500
Year ending September 30, 2025	93,375
Year ending September 30, 2026	851,500
Thereafter	379,000
Total payments	$1,494,645
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
As this cash flow hedge is considered effective, any future gains and losses are reflected within Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income. Derivatives in a net asset position are recorded in "Other assets" on our Consolidated Balance Sheets and derivatives in a net liability position are recorded in "Other liabilities" on our Consolidated Balance Sheets. No ineffectiveness was recorded on this contract during the nine months ended June 30, 2022.

Table 7.3: Details of Derivatives Fair Value
	June 30, 2022	September 30, 2021
	(in thousands)
Assets:
Interest rate swap	$21,864	$—
Total assets	$21,864	$—
Liabilities:
Interest rate swap	$—	$410
Total liabilities	$—	$410

Table 7.4: Gains on Derivatives
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net gains/(losses) recognized in AOCI on derivatives, net of tax (1)	$2,904	$(1,062)	$15,306	$(1,062)
Amounts reclassified to earnings from accumulated other comprehensive loss (2)	138	—	1,110	—
Net current period other comprehensive income	$3,042	$(1,062)	$16,416	$(1,062)
(1)Amount is net of tax expense of $1.0 million and $5.5 million for the three and nine months ended June 30, 2022, respectively. For the three and nine months ended June 30, 2021, $0.4 million was recorded as a tax benefit.
(2)Amount is net of a tax expense of $0.0 million and $0.4 million for the three and nine months ended June 30, 2022, respectively. No tax credit or expense was recorded for the three and nine months ended June 30, 2021.
We are exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of June 30, 2022, there was no collateral posted with its counterparty related to the derivatives.

8. FAIR VALUE MEASUREMENTS
The Company had two assets recorded at fair value on a recurring basis as of June 30, 2022, the deferred compensation asset, related to the portion invested in mutual funds and the interest rate swap. For the deferred compensation asset, the mutual funds prices are quoted in active markets and therefore are classified as Level 1. For the interest rate swap, the Company obtains its Level 2 pricing inputs from its counterparty for the interest rate swap. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. As of June 30, 2022, the Company had liabilities recorded at fair value on a recurring basis for contingent consideration related to acquisitions. The contingent consideration liability is considered Level 3, as the inputs are not observable and based on internal assumptions about forecasted revenues, margins, volumes, and probability of contract extensions on businesses acquired.
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

Table 8.1: Fair Value Measurements
	As of June 30, 2022
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$23,970	$—	$—	$23,970
Interest rate swap	—	21,864	—	21,864
Total assets	$23,970	$21,864	$—	$45,834
Liabilities:
Contingent consideration	$—	$—	$18,892	$18,892
Total liabilities	$—	$—	$18,892	$18,892

The following table presents a reconciliation of the contingent consideration which is measured and recorded at fair value on a recurring basis using Level 3 inputs:

Table 8.2: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Balance as of September 30, 2021	$270
Contingent consideration from current year acquisitions	20,967
Adjustments to fair value recorded in the current year	(2,095)
Foreign currency translations	(250)
Balance as of June 30, 2022	$18,892

9. EQUITY
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
During the nine months ended June 30, 2022, we issued approximately 333,000 RSUs, which will vest ratably over one to four years, and approximately 87,000 PSUs, which will vest after three years.
Stock Purchases
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. As of June 30, 2022, $72.8 million remained available for future stock purchases.

Table 9: Stock Purchase Activity
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share data)
Amount paid for shares repurchased	$48,021	$—	$73,864	$3,363
Number of shares repurchased	706	—	1,054	52
Average per share price paid	$68.01	$—	$70.07	$64.98
Since June 30, 2022, we have acquired an additional 353,848 shares of our common stock for $22.3 million.

10. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	June 30, 2022	September 30, 2021
	(in thousands)
Cash and cash equivalents	$93,748	$135,061
Restricted cash (1)	16,877	21,509
Cash, cash equivalents, and restricted cash	$110,625	$156,570
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Interest payments	$28,251	$4,751
Income tax payments	64,057	68,031

11. ACCOUNTS RECEIVABLE, NET

Table 11: Details of Accounts Receivable, Net
	June 30, 2022	September 30, 2021
	(in thousands)
Billed and billable receivables	$762,456	$718,728
Unbilled receivables	112,588	124,135
Allowance for credit losses	(7,034)	(8,044)
Accounts receivable, net	$868,010	$834,819

12. PROPERTY HELD FOR SALE
As of June 30, 2022, we classified as held for sale one building and the associated land with a carrying value of $5.4 million within "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. The fair value of this property less the expected selling costs exceed the carrying value of these assets.

13. COMMITMENTS AND CONTINGENCIES
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

14. SUBSEQUENT EVENT
On July 8, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on August 31, 2022, to shareholders of record on August 15, 2022. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.1 million.

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
Business Overview
We are a leading operator of government health and human services programs worldwide. We use our experience, business process management expertise, innovation, and technology solutions to help government agencies run effective, efficient, and accountable programs. Our customers include civilian agencies of governments worldwide, including those at federal, national, state and local levels.

Over the past five years, we have executed a three-pronged growth strategy: we have evolved through our digital transformation to meet the modernization needs of our clients; we have expanded our clinical assessment capabilities to meet growing demand for independent and conflict-free clinical services; and we have expanded our markets, both organically and through acquisitions.
We experienced both favorable and unfavorable impacts as a result of the Coronavirus ("COVID-19") global pandemic. While some of the programs we support have experienced reduced volumes due to the pandemic, we have also been successful in winning new contracts to meet the immediate needs of our customers, including contact tracing and disease investigation, vaccine information lines, and unemployment insurance administration. Demonstrating the value of our business model, we have converted a number of these relationships into longer-term contract opportunities. The individuals and families served under these programs are those considered some of the most vulnerable to COVID-19. As a result, we believe our operations support programs that are vital for their safety and wellbeing.
In 2022, we underwent a strategy refresh which focused on leveraging our successful foundation and strong technology portfolio to create the strategic focus for the next three to five years.
•Customer Services, Digitally Enabled. We will elevate the customer experience to achieve higher levels of satisfaction, performance, and outcomes through intelligent automation and cognitive computing. This strategy builds on our success and focuses on those capabilities and technologies most relevant to the future of citizen interactions with government programs.
•Future of Health. We are continuing our focus of clinical evolution by helping governments meet rising demand for health services. We will do this by growing our clinical capabilities to improve the health of people and their communities.
•Advanced Technologies for Modernization. We will leverage our deep relationships and programmatic knowledge to further our credibility as a technology leader enabling the transformation of government programs to be resilient, dynamic, integrated, and equitable.
Governments around the world need help meeting the rising demand for health services and to be able to do so in a manner that provides higher levels of customer satisfaction, performance and outcomes through the use of technology. Through our focus on health, customer services and technology, we look to partner with governments to respond to complex challenges they face in delivering their largest and most critical programs.

Financial Overview
A number of factors have affected our results for the third quarter of fiscal year 2022, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•During fiscal year 2021, we acquired VES Group, Inc. ("VES"), the Federal Division of Attain, LLC ("Attain") and Connect Assist Holdings Limited ("Connect Assist"). During fiscal year 2022, we acquired the student loan servicing business from Navient, rebranded as Aidvantage, BZ Bodies Limited ("BZB"), and Stirling Institute of Australia Pty Ltd ("Stirling"). From the date of each acquisition, we have received the benefit of additional revenue, as well as additional operating costs. In completing these acquisitions, we have allocated a portion of each purchase price to identifiable intangible assets, which we are amortizing over the estimated useful lives of each asset.
•To fund the acquisition of VES, we entered into a new credit facility comprised of fixed term debt and a new revolving credit facility. The cost of servicing this debt, as well as the cost of the debt facilities, has resulted in an increase in our interest expense.
•Our services in fiscal years 2022 and 2021 were affected by the COVID-19 pandemic. We received the benefit from new, short-term work, assisting governments with their responses to the pandemic, which was often highly profitable. This mitigated the effect of declines in established programs where our transaction volume has been reduced. Many of our core Medicaid programs are anticipated to continue operating at reduced levels due to the ongoing Public Health Emergency. As a condition of receiving supplemental funding under the PHE, those programs are required to pause eligibility redetermination. This has resulted in a revenue decline, and an outsized profit impact, where our contracts are compensated based on volumes of transactions.
•In our OUS Segment, we recorded a charge of $11.7 million on a single project, anticipating a loss over the life of the contract. If our current forecast remains unchanged, this project should record a breakeven profit for the remainder of its life.
Results of Operations

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except per share data)
Revenue	$1,125,785	$1,243,520	$3,453,987	$3,148,354
Cost of revenue	915,564	951,664	2,787,160	2,419,785
Gross profit	210,221	291,856	666,827	728,569
Gross profit percentage	18.7%	23.5%	19.3%	23.1%
Selling, general, and administrative expenses	132,974	140,129	387,502	364,498
Selling, general, and administrative expenses as a percentage of revenue	11.8%	11.3%	11.2%	11.6%
Amortization of intangible assets	22,690	12,132	67,951	23,718
Operating income	54,557	139,595	211,374	340,353
Operating income margin	4.8%	11.2%	6.1%	10.8%
Interest expense	(10,791)	(3,087)	(29,867)	(4,049)
Other expense, net	(2,497)	(8,289)	(2,093)	(9,584)
Income before income taxes	41,269	128,219	179,414	326,720
Provision for income taxes	9,934	33,724	44,653	87,534
Effective tax rate	24.1%	26.3%	24.9%	26.8%
Net income	$31,335	$94,495	$134,761	$239,186
Earnings per share:
Basic	$0.51	$1.52	$2.17	$3.86
Diluted	$0.51	$1.51	$2.17	$3.84

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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended June 30, 2021	$1,243,520		$951,664		$291,856
Organic effect	(251,277)	(20.2)%	(137,342)	(14.4)%	(113,935)	(39.0)%
Acquired growth	150,217	12.1%	116,490	12.2%	33,727	11.6%
Currency effect compared to the prior period	(16,675)	(1.3)%	(15,248)	(1.6)%	(1,427)	(0.5)%
Three Months Ended June 30, 2022	$1,125,785	(9.5)%	$915,564	(3.8)%	$210,221	(28.0)%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2021	$3,148,354		$2,419,785		$728,569
Organic effect	(279,979)	(8.9)%	(67,612)	(2.8)%	(212,367)	(29.1)%
Acquired growth	606,410	19.3%	452,782	18.7%	153,628	21.1%
Currency effect compared to the prior period	(20,798)	(0.7)%	(17,795)	(0.7)%	(3,003)	(0.4)%
Nine Months Ended June 30, 2022	$3,453,987	9.7%	$2,787,160	15.2%	$666,827	(8.5)%
Selling, General and Administrative
Selling, general, and administrative expenses ("SG&A") consists of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards. Our SG&A expense increased year-over-year primarily due to the additional cost base from our acquisitions.

Amortization of Intangible Assets
Our amortization of intangible assets increased by $10.6 million and $44.2 million for the three and nine months ended June 30, 2022, compared to same periods ended June 30, 2021. The increase is a result of acquisitions during fiscal years 2021 and 2022. This increase is partially offset by the intangible asset amortization related to the Census Questionnaire Assistance (CQA) contract, which was fully amortized through November 2020.

Table MD&A 4: Changes in Amortization of Intangible Assets Expense for Three and Nine Months Ended June 30, 2022
	For the Three Months Ended June 30, 2022	For the Nine Months Ended June 30, 2022
	Dollars	Dollars
	(dollars in thousands)
Period Ending June 30, 2021	$12,132	$23,718
VES acquisition	9,249	36,916
Attain acquisition	—	4,375
Aidvantage acquisition	1,858	5,574
Other 2022 acquisitions	296	609
CQA contract	—	(2,313)
Other, including foreign exchange	(845)	(928)
Period Ending June 30, 2022	$22,690	$67,951

Table MD&A 5: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except per share data)
Operating income	$54,557	$139,595	$211,374	$340,353
Add back: Amortization of intangible assets	22,690	12,132	67,951	23,718
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$77,247	$151,727	$279,325	$364,071
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	6.9%	12.2%	8.1%	11.6%

Net income	$31,335	$94,495	$134,761	$239,186
Add back: Amortization of intangible assets, net of tax	16,750	8,941	50,164	17,364
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$48,085	$103,436	$184,925	$256,550

Diluted earnings per share	$0.51	$1.51	$2.17	$3.84
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.27	0.15	0.80	0.28
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$0.78	$1.66	$2.97	$4.12
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
Interest Expense
Interest expense for the three months ended June 30, 2022, increased by $7.7 million to $10.8 million, while interest expense for the nine months ended June 30, 2022, increased by $25.8 million to $29.9 million. This increase is driven by the costs of our cash borrowings utilized to acquire VES. Interest expense is expected to be about $42 million for fiscal year 2022 as the debt is expected to be outstanding for the entire fiscal year. Our interest rate will vary based upon both prevailing interest rates and our leverage ratio.
Provision for Income Taxes
Our effective income tax rate for the three and nine months ended June 30, 2022, was 24.1% and 24.9%, respectively, compared to 26.3% and 26.8% for the three and nine months ended June 30, 2021. For fiscal year 2022, we expect the effective tax rate to be between 25.0% and 25.5%.
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

Table MD&A 6: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Revenue	$399,320	$436,338	$1,183,814	$1,269,487
Cost of revenue	325,185	331,524	935,009	946,231
Gross profit	74,135	104,814	248,805	323,256
Selling, general, and administrative expenses	42,351	42,606	115,726	116,655
Operating income	31,784	62,208	133,079	206,601
Gross profit percentage	18.6%	24.0%	21.0%	25.5%
Operating margin percentage	8.0%	14.3%	11.2%	16.3%
Our revenue and cost of revenue for the three months ended June 30, 2022, decreased 8.5% and 1.9%, compared to three months ended June 30, 2021, respectively. For the nine months ended June 30, 2022, our revenue and cost of revenue decreased 6.7% and 1.2%, respectively. All movement was organic.

For the three months ended June 30, 2021, we received $164 million of short-term COVID-19 related work, typically at higher margins. For the three months ended June 30, 2022, COVID-19 related work provided $24 million of revenue. As a result, both revenue and profit margins have decreased year-over-year. Conversely, we are still awaiting the return of many of our core programs to pre-pandemic levels of operation, in particular those where we are paid based upon the volume of redetermination activities. The Federal public health emergency declaration has been extended through mid-October which will further delay the commencement of redeterminations. Accordingly, we do not expect recoveries in these contracts until fiscal year 2023. For the full fiscal year, we anticipate an operating margin between 10% and 11%.
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

Table MD&A 7: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Revenue	$525,519	$617,601	$1,680,678	$1,352,982
Cost of revenue	401,316	461,825	1,314,746	1,040,577
Gross profit	124,203	155,776	365,932	312,405
Selling, general, and administrative expenses	69,466	69,647	203,340	172,877
Operating income	54,737	86,129	162,592	139,528
Gross profit percentage	23.6%	25.2%	21.8%	23.1%
Operating margin percentage	10.4%	13.9%	9.7%	10.3%

Table MD&A 8: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2021	$617,601		$461,825		$155,776
Organic effect	(235,221)	(38.1)%	(172,738)	(37.4)%	(62,483)	(40.1)%
Acquired growth	143,139	23.2%	112,229	24.3%	30,910	19.8%
Three Months Ended June 30, 2022	$525,519	(14.9)%	$401,316	(13.1)%	$124,203	(20.3)%

Table MD&A 9: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2021	$1,352,982		$1,040,577		$312,405
Organic effect	(259,527)	(19.2)%	(167,028)	(16.1)%	(92,499)	(29.6)%
Acquired growth	587,223	43.4%	441,197	42.4%	146,026	46.7%
Nine Months Ended June 30, 2022	$1,680,678	24.2%	$1,314,746	26.3%	$365,932	17.1%
Our results for the three months ended June 30, 2022 received the benefit of growth from VES, which we acquired in May 2021, and Aidvantage, which we acquired in October 2021. Our year-to-date results also include the benefit of the Attain acquisition, which was completed in March 2021.
The decline in our organic business is driven by a small number of large, pandemic-related contracts which ended in late 2021 or early 2022. These contracts resulted in approximately $24 million and $280 million of revenue for the three months ended June 30, 2022 and 2021, respectively. This short-term work was typically at higher margins than our standard services. We have also accepted a lower return on an existing contract in return for increased funding and anticipated future revenue.
Following a loss in the second quarter, Aidvantage returned to profitability in the three months ended June 30, 2022. This has improved our quarterly margins but still acts as a detriment on our margins over the first nine months of the year.
We anticipate operating margins between 10% and 11% for the full fiscal year. These margins will be tempered by an expected $8 million to $10 million of additional costs as we staff up VES to address additional volumes in fiscal year 2023.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to

Italy, Saudi Arabia, Singapore, South Korea, and Sweden, where we predominantly provide employment support and job seeker services.

Table MD&A 10: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Revenue	$200,946	$189,581	$589,495	$525,885
Cost of revenue	189,063	158,315	537,405	432,977
Gross profit	11,883	31,266	52,090	92,908
Selling, general, and administrative expenses	23,101	22,973	68,452	65,018
Operating income/(loss)	(11,218)	8,293	(16,362)	27,890
Gross profit percentage	5.9%	16.5%	8.8%	17.7%
Operating margin percentage	(5.6)%	4.4%	(2.8)%	5.3%

Table MD&A 11: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2021	$189,581		$158,315		$31,266
Organic effect	20,962	11.1%	41,735	26.4%	(20,773)	(66.4)%
Acquired growth	7,078	3.7%	4,261	2.7%	2,817	9.0%
Currency effect compared to the prior period	(16,675)	(8.8)%	(15,248)	(9.6)%	(1,427)	(4.6)%
Three Months Ended June 30, 2022	$200,946	6.0%	$189,063	19.4%	$11,883	(62.0)%

Table MD&A 12: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2021	$525,885		$432,977		$92,908
Organic effect	65,221	12.4%	110,638	25.6%	(45,417)	(48.9)%
Acquired growth	19,187	3.6%	11,585	2.7%	7,602	8.2%
Currency effect compared to the prior period	$(20,798)	(4.0)%	$(17,795)	(4.1)%	(3,003)	(3.2)%
Nine Months Ended June 30, 2022	$589,495	12.1%	$537,405	24.1%	$52,090	(43.9)%
This segment experienced organic growth in revenue and costs, as well as acquired growth, during the three and nine months ended June 30, 2022. These were mitigated by declines in the values of the currencies in which we operate against the U.S. Dollar.
Fiscal year 2022 has seen revenue and cost growth from our United Kingdom business, where the Restart contract continued to ramp up. Whereas results in fiscal year 2021 included a significant revenue benefit from the recovery of our welfare-to-work contracts in Australia, this contract ended in June 2022 and we were awarded a significantly lower caseload for the follow-on contract. This resulted in reduced revenues for the three months ended June 30, 2022, as well as costs related to the ramping down of our existing case load, including severance. Profit margins were also tempered by a charge of $11.7 million related to a single large modernization contract. We anticipate that we will record a loss for this segment in the current fiscal year.
Acquired growth is from the Stirling, Connect Assist and BZB acquisitions.

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
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operating activities, and availability under our credit facilities, including our $600 million revolving credit facility. As of June 30, 2022, we had $93.7 million in cash and cash equivalents. We believe that our current cash position, access to our credit facility, and cash flows generated from operations should be not only sufficient for our operating requirements but also to enable us to fund share repurchases and any required long-term debt payments through the next several fiscal years. See Note 7 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table MD&A 13: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Net cash provided by operating activities	169,776	246,659
Net cash used in investing activities	(48,080)	(1,811,606)
Net cash (used in)/provided by financing activities	(163,272)	1,586,792
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(4,369)	2,830
Net change in cash and cash equivalents and restricted cash	$(45,945)	$24,675
Net Cash Provided By Operating Activities
Net cash provided by operating activities decreased by $76.9 million for the nine months ended June 30, 2022, compared to nine months ended June 30, 2021. This decrease is primarily caused by the decline in operating income and increased interest payments related to our credit facility.
Our Days Sales Outstanding ("DSO") as of June 30, 2022, and September 30, 2021, were 70 days and 68 days, respectively. Approximately $80 million of outstanding receivables were collected in the first two business days of July.
Net Cash Used In Investing Activities
The net cash used in investing activities was $48.1 million for the nine months ended June 30, 2022. In addition to capital expenditures, we made payments to acquire BZB and Stirling, as well as a final payment for the acquisition of VES. The prior year comparative total includes payments for the acquisitions of VES and Attain.
Net Cash (Used In)/Provided By Financing Activities
The $163.3 million cash used in financing activities during the nine months ended June 30, 2022, includes $73.9 million for share repurchases, $51.8 million in dividend payments and $9.7 million in tax withholding payments for stock awards. We have made $28.0 million of net repayments of debt related to the mandatory repayments on our U.S. credit facility and a mix of mandatory and voluntary payments related to our subsidiary debt. The prior year cash inflows include the proceeds from our new Credit Facility.
With the acquisition of Aidvantage, we have incurred a liability to the seller based upon future performance, which we have estimated at $16.4 million. We expect these payments to be made through fiscal year 2024.
Cash in Foreign Locations
We have no requirement to remit funds from our foreign locations to the U.S. We will continue to explore opportunities to remit additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the U.S.

Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Nine Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Net cash provided by operating activities	$169,776	$246,659
Purchases of property and equipment and capitalized software	(35,936)	(32,133)
Free cash flow (Non-GAAP)	$133,840	$214,526
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2021 Form 10-K, as filed with the SEC on November 18, 2021, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended June 30, 2022.
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
For the nine months ended June 30, 2022, 17% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology which excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year. We refer to this adjusted revenue on a "constant currency basis."
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
•Our corporate credit facility requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included pro forma data for VES, Aidvantage, Connect Assist, BZB and Stirling in the table below. Our corporate credit facility also allows other adjustments to Adjusted EBITDA for the purposes of calculating our leverage ratio, including anticipated synergies from acquisitions and one-time costs.
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA as shown below.

Table MD&A 15: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA
	For the Three Months Ended	For the Trailing Twelve Months Ended
	June 30, 2022	June 30, 2022
	(in thousands)
Net income	$31,335	$186,774
Adjustments:
Interest expense	10,791	40,562
Other expense, net	2,497	2,614
Provision for income taxes	9,934	49,601
Amortization of intangibles	22,690	88,590
Stock compensation expense	7,028	29,810
Acquisition-related expenses	(1,957)	1,501
Adjusted EBITA - Non-GAAP measure	82,318	399,452
Depreciation and amortization of property, equipment, and capitalized software	8,676	42,572
Adjusted EBITDA - Non-GAAP measure	90,994	442,024
Pro forma adjusted EBITDA related to acquisitions - Non-GAAP measure	—	8,709
Other pro forma adjustments permitted by our debt agreement	$23,163	$38,272
Pro forma adjusted EBITDA - Non-GAAP measure	$114,157	$489,005

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2021 Form 10-K, as filed with the SEC on November 18, 2021, have not changed materially during the nine month period ended June 30, 2022.
Item 4. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its periodic filings under the Securities Exchange Act of 1934 ("Exchange Act"), including this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions about required disclosure. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Maximus' disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022.
Maximus carried out the evaluation of the effectiveness of its disclosure controls and procedures, required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to our disclosures included in Note 13. Commitments and Contingencies included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the nine months ended June 30, 2022, to the risk factors previously disclosed in the 2021 Form 10-K, as filed with the SEC on November 18, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock.

Common Stock Purchase Activity During the Three Months Ended June 30, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share data)
April 1 - April 30, 2022	189,631	74.65	189,631	$106,705
May 1 - May 30, 2022	337,579	69.10	337,579	$83,388
June 1 - June 30, 2022	178,600	59.38	178,600	$72,833
Total	705,810	$68.01	705,810
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

Maximus, Inc.

	/s/ Bruce L. Caswell	August 4, 2022
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David. W. Mutryn	August 4, 2022
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)