Form 10-K
period 2022-09-30
MAXIMUS, INC.
filed 2022-11-22
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2022 was $4,577,509,491 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 60,773,258 shares of the registrant's Common Stock outstanding as of November 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on March 14, 2023, which definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

Unless otherwise specified, references in this Annual Report on Form 10-K to "our," "we," "us," "Maximus," the "Company," and "our business" refer to Maximus, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "opportunity," "could," "potential," "believe," "project," "estimate," "expect," "continue," "forecast," "strategy," "future," "likely," "may," "should," "will," and similar references to future periods.
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
•our ability to manage our debt;
•the extent and impact of the continuation of the global pandemic and the actions taken or to be taken by us, our customers, and the governments or jurisdictions in which we operate in response to the COVID-19 pandemic, including the U.S. federal government's ongoing Public Health Emergency declaration;
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

PART I
Item 1. Business
General
We are a leading operator of government health and human services programs and provider of technology solutions to governments. We are a responsible and reliable contracting partner to governments under our mission of Moving People Forward. Governments rely on our financial stability and proven expertise in helping people connect and use critical government programs. We use our experience, business process management expertise, innovation, and technology solutions to help government agencies run effective, efficient, and accountable programs.
Our primary portfolio of work is business process services ("BPS") in the health and human services markets. Our growth over the last decade was driven by new work, an evolving digital transformation effort to meet the modernization needs of our clients, and a growing footprint in clinical services including assessments, appeals, and independent medical reviews in multiple geographies. Over the past decade, legislative and environmental circumstances have driven our growth. The 2010 Affordable Care Act ("ACA") in the United States ("U.S.") created new and enhanced BPS opportunities for both states and the federal government clients. Since the enactment of the law, we have been a go-to service provider for services such as government health insurance program administration, eligibility and enrollment services, and consumer outreach and education. More recently, the COVID-19 pandemic created new opportunities for our U.S. Services and Federal segments. In fiscal year 2021, we were successful in winning new contracts tied to public health initiatives such as vaccine information hotlines and unemployment insurance to help governments respond to COVID-19 crises. While most new COVID-19 related work was short-term, by creating and building positive client relationships, we have been successful in securing several longer-term projects.
Our growth has been supplemented by strategic acquisitions. We have an active program to identify potential strategic acquisitions to enable long-term, sustainable, organic growth by continuing to build scale, enhance our clinical and digital capabilities, and extend into new market areas. As we evaluate potential acquisitions, we are mindful of our goal to create long-term shareholder value. Our recent acquisitions further our progress on our long-term strategy, discussed in greater detail below. An overview of recent acquisitions include:
•In October 2021, we acquired the U.S. Department of Education-owned loan servicing contract from Navient. Rebranded as "Aidvantage," the acquisition expanded our track record for supporting Federal Student Aid ("FSA") and demonstrates our strategic commitment to providing strong customer service supported by leading digital capabilities.
•In September 2021, we acquired Connect Assist, a market-leading provider of contact center and digital services in the United Kingdom. The Connect Assist partnership is expected to strengthen our already formidable customer service and digital capabilities as we continue our expansion into new markets.
•In May 2021, we acquired VES Group, Inc. ("VES"), a leading provider of Medical Disability Examinations ("MDEs") for the U.S. Department of Veterans Affairs ("VA"). This acquisition accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension.
•In March 2021, we acquired the Federal business of Attain, LLC ("Attain"). The additional capabilities from Attain meaningfully expand our technology consulting and growing systems integration skills, increasing our ability to address the most pressing information technology ("IT") needs of our Federal clients while providing internal opportunities to improve the quality and efficiency of our BPS operations. Attain is delivering on complex program challenges for critical clients, while gaining the ability to bid on larger opportunities through newly available contract vehicles.
As the pandemic has underscored, governments around the world need better solutions to deliver on policy priorities that can change rapidly. Social welfare programs that reflect long-term societal commitments and priorities increasingly face rising demand, shifting demographics, and unsustainable program costs. Maximus is well-positioned to address these challenges and be a transformative partner through our scalable, cost-effective, and operationally efficient services for a wide range of government programs.
We have refreshed our strategy and updated the three pillars on which we will focus growth efforts for the next three to five years:

•Customer Services, Digitally Enabled. We apply proven technologies, data, and best practices to make government programs more customer-focused, effective, and deserving of the public's trust. We make it easier for people to connect to government services based on their individual preferences and abilities. We are elevating the customer experience to achieve higher levels of satisfaction, performance, and outcomes through intelligent automation and cognitive computing.
•Future of Health. We are expanding our clinical-related services and are experienced at delivering clinical BPS at scale. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services, and adjudicate complicated benefits appeals. With the formation of Maximus Public Health ("MPH"), we are able to serve as a resource to governments as they respond to public health threats.
•Advanced Technologies for Modernization. We are furthering our credibility as a technology leader, enabling the transformation of government programs to be resilient, dynamic, integrated and equitable. Leveraging our deep relationships and program knowledge, we are delivering technology-driven business transformation of government missions with a strategic near-term focus on hybrid cloud solutions, information intelligence, and hyper-automation. We believe that these technologies can help our government clients run their programs in a more streamlined manner and make it easier for individuals to interact with these programs.
More information on how each of our business segments align with the execution of our strategy is provided below. Across all segments, there is a common focus on optimizing processes and simplifying our structure. We also continue to focus on our people - the foundation of our strategy. Our commitment to making Maximus an employer of choice is not a new goal, and we continue to prioritize attracting, retaining, developing, and empowering employees as a central part of our plan for achieving future growth. More information on our Human Resource priorities is included below.
Our Business Segments
We operate our business through three segments: U.S. Federal Services, U.S. Services, and Outside the U.S. We operate in the U.S., Australia, United Kingdom ("U.K."), Canada, Saudi Arabia, Singapore, Italy, South Korea, Sweden, and United Arab Emirates ("UAE").
For the year ended September 30, 2022, approximately 47% of our revenue was derived from U.S. Federal Government agencies, 35% from U.S. state government agencies, 16% from foreign government agencies, and the balance from other sources, including local municipalities and commercial customers.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets, and related financial information for the 2022, 2021, and 2020 fiscal years, see "Note 3. Business Segments" within Item 8 of this Annual Report on Form 10-K.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 49% of our total revenue in fiscal year 2022.
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio.
Program Operations. Program Operations include business process services, eligibility and enrollment, outreach, and other services for federal health and human services programs. In fiscal year 2022, our contract with the Centers for Medicare and Medicaid to support the Contact Center Operations ("CCO") was renewed. This contract supports the federal marketplace under the ACA and serves as the primary support engagement center for Medicare, also known as 1-800-MEDICARE. The contract serves the U.S. population through eleven customer contact centers handling general inquiries for the marketplace and general and claims-based Medicare inquiries.
In October 2021, we acquired the Navient student loan contract, rebranded as Aidvantage. We are an independent and conflict-free provider, as we will not provide loan origination, consolidation, or collection services. We view student loan servicing as an opportunity to apply our insights, expertise, and quality-driven approach through support for Federal Student Aid ("FSA"), and student borrowers. Aidvantage is an extension of long-standing work supporting student loan management and is in line with our core business. Our focus is solely on supporting the student borrowers on behalf of FSA.

The manner in which we provide these services varies from contract to contract but may include a mix of contact centers, mail-room operations, and mobile and website media.
Clinical Services. In line with our strategic focus for the future, the segment continues to expand its clinical solutions. This is evident in the acquisition of VES, which manages the clinical evaluation process for U.S. veterans and service members on behalf of the VA and the clinical offerings in public health including work supporting the federal government's COVID-19 response efforts.
A leading provider of MDEs, VES brings a deep and longstanding relationship with the VA, as well as a team of experienced clinicians focused on serving veterans. While our independent clinical assessments business has been growing at the state level (through our previous acquisition of Ascend and subsequent organic growth), VES' expertise provides a platform of scale for the first time at the Federal level. We believe that-near term growth should also be realized as a result of the Promise to Address Comprehensive Toxics Act of 2022 ("PACT") Act, passed in August 2022. The PACT Act expands certain conditions under which veterans would presumptively qualify for benefits and would result in increases in MDE volumes. We expect to realize and deliver on higher volumes related to the PACT Act beginning in fiscal year 2023.
The independent health and disability assessments and appeals portion of our business will comprise a larger share of our overall portfolio, lending further credibility to our organic growth efforts with other Federal departments and in non-Federal markets.
This segment performed some services to assist the U.S. federal government response to the pandemic, including contact tracing and vaccine distribution support.
Technology Solutions. Also aligned with our strategic focus, and benefiting from the Attain platform, the Technology and Consulting Services ("TCS") division executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The TCS division is comprised of experts who helped successfully pioneer the first large-scale implementation of a cloud-computing solution for a federal department. TCS's core capabilities build further upon our cloud-based solutions and include:
•Application development & modernization: Modernize, develop, and deliver solutions utilizing automation, agile, and DevSecOps practices.
•Enterprise Business Solutions: Integrate and manage disparate business processes and systems.
•Advanced Analytics & Emerging Technologies: Provide technology services to leverage and integrate the latest technologies for AI and machine learning, automation, and high-performance computing.
•Cybersecurity: Deliver full spectrum cybersecurity services, including cyber engineering and operations, digital forensics, and incident response.
•Infrastructure and Engineering: Deploy solutions that leverage cloud-hosted and on-premise designs to optimize costs.
TCS has also built digital qualifications in the market. The division utilizes artificial intelligence and machine learning to build bespoke data models, providing predictive analytics to maximize process efficiency, as well as identify systemic process issues that can be isolated and prioritized for troubleshooting. End-to-end automation of software development and business processes achieves speed, efficiency, and error reduction as well as advanced tool capabilities resulting in greater operational efficiency, enhanced customer experiences, and increased ROI. Finally, high performance computing clusters support mission requirements for data mining, scientific modeling, advanced analytics, research, and machine learning.
The segment contains performance-based contracts where revenue is earned based upon participant numbers or other transaction-based measures, such as the number and type of assessments or appeals processed. Many contracts in this segment earn their revenue on a cost-plus or time-and-materials basis, which typically carry lower levels of risk and lower levels of profit margin as compared to performance-based contracts. The segment may experience fluctuations as a result of volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.
Our primary competitors in the U.S. Federal Services Segment are Serco, General Dynamics Information Technology, Amentum, Cognosante, and Conduent. Within the technology sector, our primary competitors are IBM, Oracle, Leidos, Accenture, Deloitte, Booz Allen Hamilton, and other federal contractors.

U.S. Services Segment
Our U.S. Services Segment generated 35% of our total revenue in fiscal year 2022.
Our U.S. Services Segment provides a variety of BPS such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including ACA, Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. As part of the governments' COVID-19 response efforts, the segment supported contact tracing, disease investigation, and vaccine distribution support services during the peak of the pandemic. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.
Program Operations. Program operations includes our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
•Program eligibility support and enrollment services to help beneficiaries make the best choice for their health insurance coverage to improve their access to healthcare;
•Centralized multilingual customer contact centers and multichannel, digital self-service options for simplified enrollment to better serve citizens' needs;
•Application assistance and independent health plan choice counseling to beneficiaries; and
•Beneficiary outreach, education, eligibility assistance, enrollment, and redeterminations services. In programs such as Medicaid, Maximus does not make the final determination of eligibility.
We also provide some specialized services, including substance abuse, diversion program support and administration of subsidized telephony services. During the COVID-19 pandemic, we provided support in contact tracing.
As a leading player in many of the health program administration markets that we serve, we believe we are one of the largest providers of Medicaid enrollment services in the U.S and that we are a leading provider of CHIP services and state-based health insurance exchange operations.
Clinical Services. This service type includes our independent appeals and person-centered assessments services, primarily under Medicaid Long-Term Care. The growth of our clinical services demonstrates successful execution of our continued strategy and focus on clinical services. These services help governments engage with program recipients while at the same time help them improve the efficiency, cost-effectiveness, quality, and accountability of their health and disability benefits programs. These include person-centered independent disability, long-term sick, and other health assessments, including those related to long-term services and supports such as Preadmission Screening and Resident Reviews ("PASRR") and Independent Developmental Disability ("IDD") assessments. We are a leading provider of such services in the U.S. In addition, we provide connected wellness services which promote healthy living habits amongst participants.
Employment Services. Employment services cover a number of attributes, including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services, including vocational training. Maximus supports 14 states and their efforts with unemployment insurance. These contracts were initially procured in response to the COVID-19 pandemic, but have transitioned into long-term programs. Children services include full and specialized child support case management services, including collection of child-support funds, through customer contact center operations and program and systems consulting services.
Technology Solutions. Technology solutions offer assistance with system planning, implementation oversight and the construction and maintenance of client systems to allow processing of transactions. We also provide system implementation project management services to state and local clients, giving our customers peace of mind that their business requirements have been met on time and within budget. Consistent with our overall corporate strategy, technology solutions in our U.S. Services Segment is an area of focus for growth.
The rest of the segment's revenue is from specialized consulting services. These services include business process assessment and design, quality assurance processes, including independent verification and validation services as well as policy and procedure reviews, and audit preparation and compliance, including grant and proposal reviews. The segment also includes a tax credit service, which assists commercial customers in claiming workforce and location-based tax benefits.

Payment for our services varies from contract to contract based upon factors such as the priorities of the customer and their willingness to share risks and rewards. Some contracts are performed on a cost-plus basis, where we receive revenue based upon the hours and costs incurred and typically operate at lower margins. Most contracts include a level of performance-based compensation, a fixed fee, or a mixture of both, with fees being based upon call volumes, populations served, or appeals processed. Our employment services contracts typically have outcome-based payments in an effort to incentivize providers to ensure that we help job seekers find long-term sustained employment and achieve economic independence.
The segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles. Contracts with government clients often contain "termination without cause" provisions. Such contractual language generally allows the government to terminate a contract at any time and enables us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination.
A small number of large states comprise a significant share of this segment's revenue. In addition, even though the majority of our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. Federal Government in the form of cost-sharing arrangements with the states, as is the case with Medicaid.
Our primary competitors are government in-sourced operations. External competitors include Conduent, Automated Health Systems, Faneuil, KePro, MTX Group, and Deloitte. In some services, we compete against specialized private companies and nonprofit organizations such as The Salvation Army and Goodwill Industries. We consider ourselves to be a significant competitor in the markets in which we operate as we are one of the largest providers of Medicaid and CHIP administrative programs and operate many of the state-based health insurance exchanges.
Outside the U.S. Segment
Our Outside the U.S. Segment generated 16% of our total revenue in fiscal year 2022.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia (formerly jobactive) and Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, Sweden, and UAE, where we predominantly provide employment support and job seeker services.
Employment Services. Comprehensive employment services help vulnerable individuals transition from government assistance programs to sustainable employment and economic independence. These services cover a number of attributes, including eligibility determination, case management, job-readiness preparation and work capability assessments, job search and employer outreach, job retention and career advancement, and selected educational and training services. Payment terms are typically focused on achieving employment outcomes.
Clinical Services. Clinical services includes appeals and assessments work. On these contracts, we are typically reimbursed for each transaction. The HAAS contract is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service to our customers. Maximus carries out these assessments on behalf of the Department for Work and Pensions ("DWP"), and the DWP makes the final decision on the level of benefit.
The balance of the segment provides program administration and some specialized services.
Seasonality is not significant to this segment. Contracts with government clients often contain "termination without cause" provisions. Such contractual language generally allows the government to terminate a contract at any time and enables us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination.
Our primary competitors in this segment include Atos, Capita, Optum, Serco, Staffline, Shaw Trust, Ingeus, Sarina Russo, Advanced Personnel Management, IBM, Telus-Health, NTT Data, Pacific Blue Cross, and other specialized private companies and nonprofit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based upon a mix of comprehensive solution and price. In some cases, clients award points for past performance tied to program outcomes.

Economic and Market Environments
In all the markets and locations in which we operate, we are seeing consistent themes that drive our long-term strategy.
Investment in Technology. Many federal agencies must address the maintenance of legacy IT systems and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements, and global challenges. We are delivering and supporting the priorities set by the Federal CIO: Cybersecurity, IT modernization, and customer service and customer experience. By aligning our priorities with that of the government, we believe that we are well-positioned to meet agency change and to provide enterprise-wide solutions and strategies.
Public Health Emergency. We believe that effectively managing healthcare costs, as well as improving quality and access to healthcare, is a major policy priority for governments. This was particularly evident in the federal government's Public Health Emergency ("PHE"), which increased Medicaid funding to states that allowed ongoing eligibility of benefits. While the PHE has impacted our volumes and revenues on certain Medicaid eligibility contracts, our teams are actively preparing for the lift of the PHE by collaborating with current and prospective state clients.
Further, President Biden has indicated that his healthcare platform will use the foundation of the ACA to expand access, lower costs, and simplify the process for individuals and families. We believe the current market environment for our services positions us to benefit from continued demand across all of our geographies in service areas such as operations program management and independent health and benefit assessments. Overall, we still expect the underlying demand for our services to increase over the next several years, particularly as economies emerge from this global health crisis.
Decentralization. The U.S. federal government recently clarified federal regulations that now allow states the flexibility to use contractors to help agencies provide services. We anticipate future changes to this operating model as states evaluate options such as replacing staff, retaining contractors, and implementing technology. We believe that these changes to funding and government mechanics allow state and local authorities enhanced flexibility to shape their benefit programs.
Unemployment. As different geographies emerge from the pandemic, we are cautiously optimistic that new opportunities for expanded employment services programs will materialize. Given our deep experience, strong financial condition, and trusted brand reputation, we believe we are well-positioned with unique competitive advantages to meet an anticipated expanded need for our services and pent-up demand to help governments provide their citizens employment opportunities. Furthermore, this segment has historically benefited from increased caseloads in employment services programs during past economic downturns and recoveries.
Competitive Advantages
Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows:
Subject matter, clinical, and digital expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration, and operation of government health and human services programs. We also employ a diverse set of experts, including a wide network of clinicians and an experienced team of digital technologists. Many of our employees worked for governments in management positions and can offer insights into how we can best provide valuable, practical, and effective services to our clients.
Digital engagement, analytics, and automation solutions to enhance government programs. Participants in government programs expect the same types of digital engagement they rely upon when interacting with consumer-oriented businesses. We believe our clients value our ability to infuse digital, such as mobile applications, omnichannel solutions, and digital media, into our BPS solutions to make it easier for beneficiaries to engage with government programs. Analytics enable us to optimize our operations and provide our clients with improved outcomes through greater insight into the populations we serve. Process automation incorporated into our BPS solutions increases the efficiency and quality of the programs we operate.
Flexibility and scalability. We are experienced in launching large-scale complex operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes, and technology to complete short- and long-term contractual assignments in an efficient and cost-effective manner.

Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects or where delays in payments result in short-term working capital needs, we may borrow up to $600 million through a credit agreement with JPMorgan Chase N.A. (the Credit Agreement), subject to standard covenants. We have the ability to borrow under the Credit Agreement in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on the Credit Agreement. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.
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
Established presence outside the United States. Governments outside the U.S. are seeking to improve government-sponsored health and human services programs, manage increasing caseloads, and contain costs. We have an established presence in the U.K., Australia, Canada, Saudi Arabia, Singapore, Italy, Sweden, South Korea, and UAE. Our international efforts are focused on delivering cost-effective welfare-to-work and health benefits services to program participants on behalf of governments.
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
Human Resources
As of September 30, 2022, we had approximately 39,500 employees and 12,550 contingent workers, consisting of 18,500 employees in our U.S. Federal Services Segment, 10,350 employees in the U.S. Services Segment, 8,400 employees in the Outside the U.S. Services Segment and 2,250 corporate administrative employees.
Global Core Values
In fiscal year 2022 we announced Global Core Values to establish a universal voice throughout the Company. These values focus on elements of our strategic objectives with input solicited from our employees, globally, taking into consideration not only where we are but where we want to be. The six global core values that were identified are Respect, Compassion, Innovation, Accountability, Collaboration, and Customer Focus. These values are a mix of our current beliefs and our aspirations, illustrating how we can execute our strategic objectives and look for opportunities of growth.
Talent Acquisition
Our success depends in large part on our ability to attract talent globally to meet the needs of our customers and comply with our contracts. This makes our hiring efforts significant and extensive, and as a result, our talent acquisition team focuses on finding top, diverse talent quickly. We believe our culture values individual skills, experiences, and differences that allow Maximus to deliver robust and innovative approaches to solving some of our communities' most challenging needs. Our recruiting programs focus on identifying and evaluating talent through practices that welcome a diverse workforce, including people with disabilities, language barriers, and those from varying socioeconomic backgrounds.
Demand for talent is highly competitive, with additional pressures influenced by the pandemic. We continue to invest in our employees through a variety of benefits and overall program enhancements. Our teams continue to adapt to the recruiting, hiring, and training needs of our customers in both remote and onsite settings to ensure continuity of vital services.

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
Total Rewards
As part of our compensation philosophy, we offer and maintain market-competitive total rewards programs for our employees to attract and retain superior talent. In addition to competitive base wages, additional programs include incentive bonus opportunities, restricted stock units, company-matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and supplemental programs to support our employees' physical, mental, and financial well-being.
During the fiscal year 2022, we made significant improvements to the employee value proposition, including increasing the 401(k)-employer match, removing the vesting schedule for all new matching contributions and lowering the deductible for our most populated SCA medical plan, from $4,500 to $2,500, in order to make healthcare more accessible for our mission-critical employees. We also made great strides in closing the gender and ethnicity pay gap, instituting an annual review to identify and close any new or persistent unsubstantiated differences in pay between our employees.
We improved the hourly wage in fiscal year 2022 to at least $15 an hour for approximately 95% of our U.S. population. We also developed a plan to get the remaining contracts to that internal minimum wage and ultimately to a living wage.
Diversity and Inclusion
We assist some of the most vulnerable individuals and families each day. Diversity, equity, and inclusion are central to our company identity. We are proud to contribute to and positively impact our communities by treating every person we serve, and each other, with dignity and respect. We assert that an equitable and inclusive environment with diverse teams produces creative solutions, innovative products and services, and attracts and retains key talent. We are focused on building and sustaining a diverse, equitable, and inclusive culture through a variety of initiatives, including implementing international and strategic hiring, internal development, promotions, and retention practices. In 2022, we successfully sourced and employed more than 2,500 persons with disabilities in the U.S. 70% of our U.S. hires were People of Color, and over 75% of our total U.S. hires were women. We continue to refine our focus on recruiting employees from under-represented and historically excluded groups, People of Color, and military Veterans at all levels of the organization to better reflect the populations we serve.
Employee Engagement
Our employees are essential, and their well-being is paramount. During the pandemic, we launched a global engagement survey to measure our employees’ engagement for being stewards of Maximus. Engaged employees typically stay longer, provide a better consumer experience, and influence other employees. Since we’ve launched the survey, our Global engagement score has increased by over 250%.
Freedom of Association
Approximately 5% of our employees are covered by collective bargaining agreements or similar arrangements. No other employees are covered under any similar agreement. We consider our relations with our employees to be good.
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

Maximus has a confidential, third-party-operated, 24/7 reporting ethics hotline. Violations of our ethics standards and policies are taken seriously and include remediation processes and disciplinary action, as applicable. Any director, officer, or employee may anonymously report suspected violations of the Maximus Standards of Business Conduct and Ethics, Company policies, or applicable laws and regulations.
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
Cyber Security
Our government clients maintain the role as data owners and regulate access to and use of this data through extensive federal, state, and international privacy and data security laws requiring certain privacy protections and security safeguards. Our Information Security Office is led by the Chief Information Security Officer to provide oversight over the Company's security obligations, as well as a Privacy Office under the Privacy Official to provide oversight over our privacy obligations within these contracts. The Board of Directors Technology Committee provides oversight with respect to our global IT, including, but not limited to, IT infrastructure, product development, digital services portfolio, cybersecurity, IT aspects of mergers and acquisitions, and intellectual property protection. Maximus uses various technological and procedural security measures in order to protect the personal information we collect from loss, misuse, alteration, or destruction. We have documented Information Security & Privacy policies to address data protection. We regularly provide information security and privacy awareness training to our employees.
Environment
Our operations may be subject to various local, state, federal, and international environmental laws and regulations. Given the nature of our business, we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially affect us. However, we cannot ensure that we will not incur material costs or liabilities in the future. The Board of Directors' Nominating and Governance Committee has oversight responsibility for Environment, Social, and Governance ("ESG") matters, which includes climate-related risks and opportunities.
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
Our principal executive offices are located at 1600 Tysons Boulevard, McLean, Virginia, 22102. Our telephone number is 703-251-8500.
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

Item 1A. Risk Factors
Our operations are subject to many risks that could adversely affect our future financial condition, results of operations, and cash flows, and, therefore, the market value of our securities. The risks described below highlight some of the factors that have affected, and, in the future, could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.
Risks Pertaining to the Performance of Our Business
If we fail to satisfy our contractual obligations or to meet performance standards, our contracts may be terminated, and we may incur significant costs or liabilities, including actual or liquidated damages and penalties, which could adversely impact our operating results, financial condition, cash flows, and our ability to compete for future contracts.
Our contracts may be terminated due to our failure to satisfy our contractual obligations or to meet performance standards and often require us to indemnify customers for their damages. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to performance failures. Although we have errors and omissions insurance, the policy coverage and limits may not be adequate to provide protection against all potential liabilities. Further, for certain contracts, we may post significant performance bonds or issue letters of credit to secure our performance, indemnification, and other obligations. If a claim is made against a performance bond or letter of credit, we may be required to reimburse the issuer for the amount of the claim. Consequently, as a result of the above matters, we may incur significant costs or liabilities, including penalties, which could adversely impact our operating results, cash flows, financial condition, and our ability to compete for future contracts.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.
We derived approximately 14% of our fiscal year 2022 revenue from fixed-price contracts and approximately 45% of our fiscal year 2022 revenue from performance-based contracts. For fixed-price contracts, we receive our fee based on services provided. Those services might include operating a Medicaid enrollment center pursuant to specified standards, designing and implementing information systems or applications, or delivering a planning document under a consulting arrangement. For performance-based contracts, we receive our fee on a per-transaction basis or upon meeting specified milestones. These contracts include workforce services contracts in which we receive a payment based on a participant maintaining employment for a specified time period. To earn a profit on these contracts, we must accurately estimate the likely volume of work that will occur, costs, and resource requirements involved and assess the probability of completing individual transactions or milestones within the contracted time period. If our estimates prove to be inaccurate, we may not achieve the level of profit we expected or we may incur a net loss on a contract.
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
In certain circumstances, we may defer recognition of costs incurred at the inception of a contract. That deferral assumes we will be able to recover these costs over the life of the contract. To the extent that a project does not perform as anticipated, these deferred costs may not be considered recoverable resulting in an impairment charge.

Our business could be materially and adversely impacted by the COVID-19 pandemic or other similar outbreaks.
We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic negatively impacted worldwide economic activity and resulted in travel and work restrictions, commercial disruptions, and affected companies' operations around the world. We have been and continue to be affected by the COVID-19 pandemic, including through operational disruptions and changes in working practices. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures, or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. If our operations are materially restricted, we may be unable to perform fully on our contracts and our costs may increase significantly as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.
During 2022, the spread of COVID-19 led to disruptions and volatility in the global capital markets, which could increase the cost of capital and impede our ability to access capital if we need to do so in the future.
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
A new surge in COVID-19 cases or the emergence of new variants could result in vaccine or testing requirements by governments in areas where we operate. Our implementation of these requirements may result in workforce attrition and difficulty meeting our existing or future hiring needs, which could have a material adverse effect on our business, financial condition, and results of operations.
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
In 2020 and 2021, we experienced procurement delays, including delays in procuring laptops and personal protective equipment, increased labor and technology costs, and reductions in outcome-based contract revenue. If these conditions recur as a result of new strains of COVID-19, it could have a material effect on our business, disrupt our ability to perform on contracts, cause delays, or limit the ability of our customers to perform, including in making timely payments to us.
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
Substantially all of our customers are government agencies. To market our services to government customers, we are often required to respond to government RFPs, which may result in contract awards on a competitive basis. To do so effectively, we must accurately estimate our cost structure for providing the required services, the time required to establish operations, and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP's rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. There is no assurance that we will continue to obtain contracts in response to government RFPs and our proposals may not result in profitable contracts. In addition, competitors may protest contracts awarded to us through the RFP process that may cause the award to be delayed, overturned, or require the customer to reinitiate the RFP process.
Even where we are an incumbent, our ability to secure continued work or work at similar margins may be affected by competitive rebids or contract changes and cancellations. If we do not win certain recompetes, this may adversely affect our revenues and profitability, potentially resulting in impairment of goodwill and other intangible assets. Although it is difficult to track all the reasons for changes in our contracts, we believe that this contract erosion has typically affected approximately 7% to 10% of our business annually, with the erosion largely being replaced by new or expanded work elsewhere. Our erosion rates were affected by the COVID-19 pandemic as we received a significant volume of temporary work.
Our business could be adversely affected by future legislative or government budgetary and spending changes.
The market for our services depends largely on domestic and international legislative programs and the budgetary capability to support programs, including the continuance of existing programs. Many of our contracts are not fully funded at inception and rely upon future appropriations of funds. Accordingly, a failure to receive additional anticipated funding may result in an early termination of a contract. In addition, many of our contracts include clauses that allow clients to unilaterally modify or terminate contracts with little or no recompense.
Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. For example, regulatory steps taken under the ongoing PHE in the United States have affected the level of work on many of our contracts and the timing and nature of the termination of the PHE are uncertain.
Similarly, increased or changed spending on defense, security, or anti-terrorism threats may impact the level of demand or funding for the health and human services programs that we operate. Many state programs in the United States, such as Medicaid, are federally mandated and fully or partially funded by the U.S. Federal Government. Changes to those programs, such as program eligibility, benefits, or the level of federal funding, could reduce the level of demand for our services, which could materially adversely impact our future financial performance. For example, President Biden’s executive order to forgive certain student loan indebtedness for qualified borrowers could adversely affect our student loan servicing business.

Government entities have in the past terminated, and may in the future terminate their contracts with us earlier than we expect, which may result in revenue shortfalls and unrecovered costs.
Many of our government contracts contain base periods of one or more years, as well as option periods covering more than half of the contract's potential duration. Government agencies do not have to exercise these option periods, and they may elect not to exercise them for budgetary, performance, or any other reason. Our contracts also typically contain provisions permitting a government customer to terminate the contract on short notice, with or without cause. Termination without cause provisions generally allow the government to terminate a contract at any time and enable us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination. We may or may not be able to recover all the costs incurred during the startup phase of a terminated contract. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent a customer might terminate their contracts with us.
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
In fiscal year 2022, approximately 47% of our total revenue was derived from the U.S. federal government and approximately 35% of our total revenue was derived from contracts with state and local government agencies. Any significant disruption or deterioration in our relationship with federal, state, and local governments and a corresponding reduction in these contracts would significantly reduce our revenue and could substantially harm our business.
Our contracts typically run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When these contracts expire, they may be opened for bidding by competing bidders, and there is no guarantee that the contracts will be renewed or extended. Our clients may elect to open bidding processes up earlier than anticipated, resulting in increased competition prior to the anticipated end of contracts.
Our reputation and relationships with our clients are key factors in maintaining our business. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, our clients may decrease or cease business with us. In addition, we are subject to various reviews, audits, and investigations to verify our compliance with the terms of our contracts, as well as compliance with applicable laws and regulations. Any adverse review, audit, or investigation could result in, among other things, cancellation of contracts; refunding of amounts that have been paid pursuant to contracts; imposition of fines, penalties, and other sanctions; loss of rights to participate on various programs; loss of licenses; lowered quality ratings; or changes to the way we do business. In addition, under government procurement regulations and practices, a negative determination from a government audit could result in a contractor being fined, debarred, and/or suspended from being able to bid on, or be awarded, new government contracts for a period of time.

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
Risks related to our acquisitions
We may experience difficulties in integrating our operations with those of acquired businesses and realizing the expected benefits of these acquisitions.
Our growth strategy includes a program to identify and execute acquisitions to enable long-term, sustainable, organic growth by continuing to expand the business, enhance our clinical and digital capabilities, and extend into new market areas. Although we anticipate that acquisitions will create long-term shareholder value, this expectation is based on assumptions about our acquisitions and preliminary estimates of their performance, which may change materially. The benefits of acquisitions depend, in part, on our ability to successfully integrate the acquired businesses and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame or may never realize these benefits and the value of our common stock may be harmed. Integration of acquired businesses may result in material challenges, including, without limitation:
•Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls within our existing or acquired businesses as a result of the devotion of management's attention to integration efforts.
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
•If we are unable to successfully or timely integrate our operations with those of our acquisitions, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits, and our business, results of operations, and financial condition could be materially adversely affected.
In connection with the acquisitions, we may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations.
Although we conducted due diligence on our acquisitions, we cannot assure that this diligence will reveal all material issues that may be present, that it would be possible to uncover all material issues through customary due diligence, or that factors outside of our control will not later arise. We have also purchased representations and warranties insurance policies in connection with certain acquisitions, but there is no assurance that those policies will cover any losses we might experience from breaches of the sellers' representations and warranties or otherwise arising from the acquisitions. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. We are required to identify the fair value of assets acquired, such as customer relationships and technology, using estimates which are based upon factors such as expected future operations and the manner in which we will utilize these assets, which may be inaccurate or may change post-acquisition. We may be required to take write-offs or write-downs, restructuring and impairment, or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition, and results of operations.

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
Our business lines operate within a variety of complex regulatory schemes, including but not limited to the FAR, Federal Cost Accounting Standards, the Truth in Negotiations Act, the Fair Debt Collection Practices Act (and similar national, state, and foreign laws), the Foreign Corrupt Practices Act, the United Kingdom Bribery Act, as well as the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions. Further, as a government contractor subject to the types of regulatory schemes described above, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits, and other legal actions and liabilities to which other private sector companies are not, the result of which could have a material adverse effect on our operating results, cash flows, and financial condition.
Adverse judgments or settlements in legal disputes could harm our operating results, cash flows, and financial condition.
From time to time, we are subject to a variety of lawsuits and other claims. These may include lawsuits and claims related to contracts, subcontracts, securities compliance, employment and wage claims, and compliance with Medicaid and Medicare regulations, as well as laws governing student loans and child support enforcement. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief. In addition, litigation and other legal claims are subject to inherent uncertainties, and management's view of these matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable court or jury decisions, and the differing laws and attitudes regarding damage awards among the states and countries in which we operate.
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
As a provider of services under government health and human services programs, we often receive, maintain, and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act ("HIPAA") as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), Internal Revenue Service regulations, the European Union General Data Protection Regulation ("GDPR"), or similar U.S. or foreign laws. The loss, theft, or improper use or disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, class action or individual lawsuits from affected parties, negative press articles, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition.
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
The ability of our executive officers and our senior managers to generate business and execute projects effectively is important to our success. The loss of an executive officer or senior manager, including executives or managers who have joined us through acquisitions, could impair our ability to secure and manage engagements, which could harm our business, prospects, financial condition, results of operations, and cash flows.
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

Government unions may oppose outsourcing of government programs to outside vendors such as us, which could limit our market opportunities and could impact us adversely. In addition, our unionized workers outside the United States could disrupt our operations, and our non-unionized workers could attempt to unionize which could disrupt our operations and impose higher costs on us.
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
We do operate outsourcing programs using unionized employees in Canada and the U.K. We have historically experienced opposition from the union in Canada, which does not favor the outsourcing of government programs. Adverse press coverage and union opposition may have a negative effect on the willingness of government agencies to outsource such projects, as well as certain contracts that are operated within a unionized environment. Our unionized workers could also declare a strike that could adversely affect our performance and financial results.
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
Factors that may cause our cash flows and results of operations to vary from quarter to quarter include:
•the terms and progress of contracts;
•caseloads and other factors where revenue is derived on transactional volume on contracts;
•the levels of revenue earned and profitability of fixed-price and performance-based contracts;
•expenses related to certain contracts which may be incurred in periods prior to revenue being recognized;
•increasing rates of inflation which may increase our costs of labor and other goods and services;
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
Our indebtedness could adversely affect our business and our ability to meet our obligations.
At September 30, 2022, we owed $1.4 billion under our credit facilities. At September 30, 2022, our effective interest rate was 4.69%, compared to 2.05% at September 30, 2021. Our credit facilities are subject to variable rates that expose us to interest rate risk. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.

Our indebtedness contains financial or other covenants that limit our operational flexibility in a number of other ways, including:
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
Further, we anticipate amending our credit facilities to switch the benchmark rate from the London Interbank Offering Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) during fiscal year 2023 as LIBOR is phased out. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR can be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict.
We are subject to the risks of doing business internationally.
For the year ended September 30, 2022, 16% of our revenue was driven from jurisdictions outside the U.S. As a result, a significant portion of our business operations are subject to foreign financial, tax, and business risks which could arise in the event of:
•foreign currency exchange fluctuations;
•unexpected increases in tax rates or changes in U.S. or foreign tax laws;
•non-compliance with international laws and regulations, such as data privacy, employment regulations, and trade barriers;
•non-compliance with U.S. laws affecting the activities of U.S. companies in international locations, including the Foreign Corrupt Practices Act;
•local restrictions pertaining to the COVID-19 pandemic that could disrupt our business operations;
•the absence in some jurisdictions of effective laws to protect our intellectual property rights;
•new regulatory requirements or changes in local laws that materially affect the demand for our services or directly affect our foreign operations;
•local economic and political conditions, including severe or protracted recessions in foreign economies and inflation risk;
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
Our Articles of Incorporation and bylaws include provisions that may delay, deter, or prevent a takeover attempt that shareholders might consider desirable. For example, our Articles of Incorporation provide that our shareholders may not take any action in writing without a meeting. This prohibition could impede or discourage an attempt to obtain control of us by requiring that any corporate actions initiated by shareholders be adopted only at properly called shareholder meetings.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
During fiscal year 2022, we sold the building in which our corporate headquarters was located. We lease offices for operations, management, and administrative functions in connection with the performance of our services.
As of September 30, 2022, the Company leased approximately 171 offices in the U.S. totaling approximately 4.0 million square feet. In nine countries outside the U.S., the Company leased approximately 366 offices totaling approximately 0.9 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally entered into at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.
Item 3. Legal Proceedings
Refer to our disclosures included in "Note 15. Commitments and Contingencies" included in Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "MMS."
As of October 27, 2022, there were 37 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 114,807 beneficial owners of our common stock.
During the first fiscal quarter of 2023, we declared a quarterly dividend of $0.28 per share of Maximus stock. Our quarterly dividends during fiscal years 2022, 2021, and 2020 were $0.28 per share, respectively.
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

Common Stock Repurchase Activity During the Three Months Ended September 30, 2022
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in thousands)
July 1, 2022 - July 31, 2022	353,848	$62.86	353,848	$50,588
August 1, 2022 - August 31, 2022	—	—	—	$50,588
September 1, 2022 - September 30, 2022 (2)	146,447	57.87	—	$50,588
	500,295	$61.40	353,848
(1)Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to an aggregate of $200 million of our common stock.
(2)The total number of shares purchased includes 146,447 restricted stock units which vested in September 2022, but which were utilized by the recipients to settle personal income tax obligations.

Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2017, to September 30, 2022, with the cumulative total returns for the S&P MidCap 400 Index. In addition, we compared the results of a peer group to our performance. This new peer group is based upon the companies with similar revenue by end market. This peer group is comprised of Booz Allen Hamilton Holding Corp., CACI International Inc., Conduent, Inc., ICF International, Inc., Leidos, Inc., and Science Applications International Corporation (SAIC). The old peer group was based upon companies listed within our proxy statement as entities whom we used as data points in establishing executive compensation. The old peer group is comprised of Booz Allen Hamilton Holding Corp., CACI International Inc., Conduent, Inc., Gartner Inc., ICF International, Inc., Leidos, Inc., ManTech International Corp., Science Applications International Corporation (SAIC), Unisys Corp., Tetra Tech Inc., and KBR, Inc.
This graph assumes the investment of $100 on September 30, 2017, in our common stock, the S&P MidCap 400 Index, and our peer groups, weighted by market capitalization and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2022
250.00
200.00
150.00
100.00
50.00
0.00
2017
2018
2019
2020
2021
2022
Maximus, Inc.
New Peer Group
Old Peer Group
S&P MidCap 400

Notes:
•The lines represent index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on September 30, 2017.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's audited consolidated financial statements and the related notes thereto for the fiscal years ended September 30, 2022, 2021, and 2020 included in Item 8. Financial Statements and Supplementary Data.
The discussion below contains management's comments on our business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans, and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments, and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. Risk Factors and in "Special Note Regarding Forward-Looking Statements."
Business Overview
For an overview of our business, including our business segments and discussion of the services we provide, see Item 1. Business of this Annual Report on Form 10-K.
Financial Overview
A number of factors have affected our fiscal year 2022 results, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•During fiscal year 2021, we acquired VES Group, Inc. ("VES") and the Federal Division of Attain, LLC ("Attain"). We acquired Aidvantage at the beginning of fiscal year 2022. These acquisitions have been supplemented by several smaller acquisitions in fiscal years 2021 and 2022. In fiscal year 2022, we recognized a full year of revenue and operating costs from the 2021 acquisitions and Aidvantage, as well as intangible asset amortization. To fund the acquisition of VES, we entered into a new credit agreement with JPMorgan Chase N.A. (the Credit Agreement). The Credit Agreement provides both fixed-term debt and a new revolving credit facility. The cost of servicing this debt for a full year, as well as increasing interest rates, have resulted in an increase in our interest expense.
•In both fiscal years 2021 and 2022, we received benefits from short-term work assisting governments with their responses to the COVID-19 pandemic. This work was often profitable and mitigated profit declines on established programs where transaction volume was reduced. The short-term work declined by approximately $800 million compared to fiscal year 2021, but the ongoing Public Health Emergency ("PHE") has meant many of our established U.S. programs continue to operate at reduced capacity. The timing and nature of the end of the PHE should have a favorable effect on our business. This could occur in fiscal year 2023.
•Within our Outside the U.S. Segment, we recorded charges totaling $16.8 million on a single contract, anticipating a loss of the remaining life of the arrangement. If our current forecast remains unchanged, this project is forecasted to record a breakeven profit over its remaining life.
•Our Outside the U.S. Segment has benefited from the U.K. Restart contract, which commenced in late-fiscal year 2021. This growing contract has offset declines within the same segment from the contraction of our Australian business.
•During the fourth quarter of the fiscal year, we completed the sale of our former headquarters building. This resulted in a gain of $11.0 million and a cash inflow of $16.4 million.

Results of Operations
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations. In preparing our discussion and analysis of these results, we focused on the comparison between fiscal years 2022 and 2021. A discussion comparing our results between fiscal years 2021 and 2020 can be found in our Annual Report on Form 10-K for the year ended September 30, 2021, which we filed with the Securities and Exchange Commission on November 18, 2021.

Table MD&A 1: Consolidated Results of Operations
	For the Year Ended September 30,
	2022	2021
	(dollars in thousands, except per share data)
Revenue	$4,631,018	$4,254,485
Cost of revenue	3,691,208	3,307,510
Gross profit	939,810	946,975
Gross profit percentage	20.3%	22.3%
Selling, general, and administrative expenses	534,493	494,088
Selling, general, and administrative expenses as a percentage of revenue	11.5%	11.6%
Amortization of intangible assets	90,465	44,357
Gain on sale of land and building	11,046	—
Operating income	325,898	408,530
Operating margin	7.0%	9.6%
Interest expense	45,965	14,744
Other expense, net	2,835	10,105
Income before income taxes	277,098	383,681
Provision for income taxes	73,270	92,481
Effective tax rate	26.4%	24.1%
Net income	$203,828	$291,200
Earnings per share:
Basic	$3.30	$4.69
Diluted	$3.29	$4.67
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Year Ended September 30, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Fiscal year 2021	$4,254,485		$3,307,510		$946,975
Organic effect	(249,058)	(5.9)%	(65,687)	(2.0)%	(183,371)	(19.4)%
Acquired growth	667,384	15.7%	484,552	14.7%	182,832	19.3%
Currency effect compared to the prior period	(41,793)	(1.0)%	(35,167)	(1.1)%	(6,626)	(0.7)%
Fiscal year 2022	$4,631,018	8.9%	$3,691,208	11.6%	$939,810	(0.8)%
Selling, general, and administrative expenses ("SG&A") consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.

Our SG&A expense has increased year-over-year due primarily to the increased cost base from our acquisitions. Our SG&A for fiscal year 2021 includes $9.5 million of acquisition expenses, primarily related to the VES and Attain transactions. In fiscal year 2022, we had a lower level of acquisition activity. We have also recorded a net benefit of $3.4 million from a reduction in contingent considerations due to the sellers of our acquired businesses.
Our amortization of intangible assets increased by $46.1 million from fiscal year 2021 to fiscal year 2022. This is the result of acquisitions in both fiscal years, partially offset by amortization related to the Census Questionnaire Assistance contract, which was acquired in November 2018 and fully amortized through November 2020.

Table MD&A 3: Changes in Amortization of Intangible Assets Expense for The Year Ended September 30, 2022
	Dollars		% Change
	(dollars in thousands)
Year Ending September 30, 2021	$44,357
VES acquisition	36,889		83.2%
Attain acquisition	4,375		9.9%
Aidvantage acquisition	7,432		16.8%
Other 2022 acquisitions	735		1.7%
CQA contract	(2,313)		(5.2) %
Other, including foreign exchange	(1,010)		(2.3) %
Year Ending September 30, 2022	$90,465	$90,465
Our intangible amortization expense is based upon assumptions of the value and economic life of assets acquired, typically established at the acquisition date. If these assumptions change, the pattern of future expense may be affected. The table below shows our results excluding the effects of intangible asset amortization.

Table MD&A 4: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Year Ended September 30,
	2022	2021
	(dollars in thousands, except per share data)
Operating income	$325,898	$408,530
Add back: Amortization of intangible assets	90,465	44,357
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$416,363	$452,887
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	9.0%	10.6%

Net income	$203,828	$291,200
Add back: Amortization of intangible assets, net of tax	66,786	32,752
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$270,614	$323,952

Diluted earnings per share	$3.29	$4.67
Add back: Effect of amortization of intangible assets on diluted earnings per share	1.08	0.52
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$4.37	$5.19
Our interest expense increased from $14.7 million in fiscal year 2021 to $46.0 million in fiscal year 2022. This increase is driven by the costs of our cash borrowings utilized to acquire VES. As stated in Note 8 - Debt and Derivatives, our interest rate will vary based upon both prevailing interest rates and our leverage ratio. Additional details on our borrowings are included within the "Liquidity and Capital Resources" section.
Our other income and expense relates to miscellaneous expenses which do not relate to our ongoing operating or financing needs. In fiscal year 2021, we incurred $8.5 million related to interim financing for the VES acquisition. This financing was not used and the cost was expensed. Expenses related to the current credit facilities have been deferred and are being recognized over the life of the agreement.

Our effective income tax rate for the year ended September 30, 2022 and 2021, was 26.4 % and 24.1%, respectively. The increase in effective tax rate was mainly due to the decreased value of our restricted stock units at vesting compared to the value expensed. For fiscal year 2023, we expect the effective tax rate to be between 24.5% and 25.5%.
U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefited by the Maximus Attain platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions and manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with new work supporting the U.S. Federal Government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.

Table MD&A 5: U.S. Federal Services Segment - Financial Results
	For the Year Ended September 30,
	2022	2021
	(dollars in thousands)
Revenue	$2,259,744	$1,893,284
Cost of revenue	1,740,304	1,460,733
Gross profit	519,440	432,551
Selling, general, and administrative expenses	284,509	243,485
Operating income	234,931	189,066
Gross profit percentage	23.0%	22.8%
Operating margin percentage	10.4%	10.0%

Table MD&A 6: U.S. Federal Services Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2021	$1,893,284		$1,460,733		$432,551
Organic effect	(274,569)	(14.5)%	(188,911)	(12.9)%	(85,658)	(19.8)%
Acquired growth	641,029	33.9%	468,482	32.1%	172,547	39.9%
Balance for fiscal year 2022	$2,259,744	19.4%	$1,740,304	19.1%	$519,440	20.1%
Our U.S. Federal Services Segment increased in size significantly in fiscal year 2022.
•We received a full year of benefit from the acquisitions of VES (May 2021), Attain (March 2021), and Aidvantage (October 2021). The VES and Attain work is also more profitable than our legacy business.
•Fiscal year 2021 included a significant amount of short-term, profitable work related to the COVID-19 pandemic. Much of this work ceased in late 2021 or early 2022. In addition, fiscal year 2021 includes approximately $67 million of non-recurring revenue related to the CQA contract, which ended in that year. Our organic profit margins have been tempered as we accepted a lower return on an existing contract in exchange for increased funding and anticipated future revenues.
We anticipate that our U.S. Federal Services business will continue to grow in fiscal year 2023, driven primarily by additional volumes anticipated in the VES business. We anticipate operating margins will range between 10% and 11%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. As part of the governments' COVID-19 response efforts, the segment supported contact tracing, disease investigation, and vaccine distribution support services during the peak of the pandemic. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.

Table MD&A 7: U.S. Services Segment - Financial Results
	For the Year Ended September 30,
	2022	2021
	(dollars in thousands)
Revenue	$1,607,612	$1,662,110
Cost of revenue	1,264,608	1,254,060
Gross profit	343,004	408,050
Selling, general, and administrative expenses	160,902	153,609
Operating income	182,102	254,441
Gross profit percentage	21.3%	24.6%
Operating margin percentage	11.3%	15.3%
Our revenue and cost of revenue for the year ended September 30, 2022, decreased 3.3% and 0.8%, respectively, compared to fiscal year 2021. All movement was organic.
As anticipated, our revenue and profit margins have declined in fiscal year 2022 as short-term, COVID-19 related work, which typically earn higher margins, has slowed but many of our core programs which rely upon transactions are still running at low volumes due to the ongoing PHE. Our results in fiscal year 2021 include a write-down of approximately $12 million of assets related to a contract in the start-up phase.
The timing and nature of the end of the PHE, which could occur in fiscal year 2023, will have a significant effect on our results in fiscal year 2023. Assuming that the PHE does not end, we anticipate operating margins between 8% and 10% in 2023.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia (formerly jobactive) and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, Sweden, and UAE, where we predominantly provide employment support and job seeker services.

Table MD&A 8: Outside the U.S. Segment - Financial Results
	For the Year Ended September 30,
	2022	2021
	(dollars in thousands)
Revenue	$763,662	$699,091
Cost of revenue	686,296	592,717
Gross profit	77,366	106,374
Selling, general, and administrative expenses	92,536	86,248
Operating (loss)/income	(15,170)	20,126
Gross profit percentage	10.1%	15.2%
Operating margin percentage	(2.0)%	2.9%

Table MD&A 9: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2021	$699,091		$592,717		$106,374
Organic effect	80,009	11.4%	112,676	19.0%	(32,667)	(30.7)%
Acquired growth	26,355	3.8%	16,070	2.7%	10,285	9.7%
Currency effect compared to the prior period	(41,793)	(6.0)%	(35,167)	(5.9)%	(6,626)	(6.2)%
Balance for fiscal year 2022	$763,662	9.2%	$686,296	15.8%	$77,366	(27.3)%
This segment experienced organic growth in revenue and costs, as well as acquired growth. This benefit was partially offset by significant declines in the value of international currencies against the United States Dollar.
Organic revenue growth in fiscal year 2022 reflects the benefit of our United Kingdom Restart contract, which commenced in the fourth quarter of fiscal year 2021, partially offset by declines in our Australian business. The Australian business reported strong results in fiscal year 2021 as the COVID-19 pandemic effect declined and opportunities reopened for work placements. Our fiscal year 2022 results initially returned to standard operating levels before a decline in the level of work following the third quarter. The detriment to our profit margin was primarily driven by the Australian business, where the reduction in revenues was not immediately matched with a decline in the cost base; in addition, some short-term severance costs were incurred. Profit margins were also tempered by charges totaling $16.8 million related to an implementation of a software product.
Acquired growth is from Connect Assist Holdings Limited, acquired in September 2021; BZ Bodies Limited, acquired in January 2022; and Stirling Institute of Australia Pty Ltd, acquired in June 2022.
Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. These estimates are based upon our current expectations as to how the effects of the pandemic, including regulations adopted by governments and employment practices adopted by employers, will progress. Our estimates are based upon historical performance, where appropriate and available.
We anticipate our Outside the United States Segment will experience greater stability in fiscal year 2023, with less disruption from residual pandemic factors and underpinned by our core programs. We anticipate operating margins will be in the low single digits.

Backlog
Backlog represents estimated future revenue from:
•existing signed contracts;
•contracts that have been awarded but not yet signed; and
•unexercised priced contract options.
As of September 30, 2022, we estimate that we had approximately $19.8 billion in backlog.

Table MD&A 10: Backlog by Segment
	As of September 30,
	2022	2021
	(in millions)
U.S. Federal Services	$13,168	$4,298
U.S. Services	5,205	4,865
Outside the U.S.	1,441	2,052
Backlog	$19,814	$11,215
At September 30, 2022, the average weighted remaining life of the contracts in our backlog was approximately 6.8 years, including option periods.
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
The longevity of these contracts assists management in predicting revenue, operating income, and cash flows for the purposes of business planning. We expect approximately 24% of the backlog balance to be realized as revenue in fiscal year 2022, which is 90% of the midpoint of fiscal year 2022 revenue guidance. Our standard forecasting process includes analyzing new work pipelines and submitted responses to requests for proposals ("RFPs") when predicting future revenue, operating income, and cash flows.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of September 30, 2022, we had $40.7 million in cash and cash equivalents. We believe that our current cash position, access to our revolvers, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See Note 8 to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

Table MD&A 11: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Year Ended September 30,
	2022	2021
	(in thousands)
Operating activities:
Net cash provided by operating activities	$289,839	$517,322
Net cash used in investing activities	(54,009)	(1,835,480)
Net cash (used in)/provided by financing activities	(248,271)	1,385,693
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(7,334)	474
Net change in cash and cash equivalents and restricted cash	$(19,775)	$68,009
Net Cash Provided By Operating Activities
Net cash provided by operating activities decreased by $227.5 million in fiscal year 2022 compared to fiscal year 2021. This decline was driven by a reduction in profits, the timing of payments from customers, and the timing of our payments to vendors.
Both years have received the benefit of faster cash collections. Our Days Sales Outstanding ("DSO") improved from September 30, 2020, when it was 77 days, through September 30, 2021 (68 days) and September 30, 2022 (62 days). Improved collections were driven by the recovery of payments delayed during the COVID-19 pandemic and the timing of large payments at the end of fiscal year 2022.
Fiscal year 2021 received cash from up-front payments on contracts, notably in the United Kingdom, as new projects started. These cash flows did not recur to the same degree in fiscal year 2022.
The timing of both vendor and employee payments across both years also resulted in higher cash outflows from operations in fiscal year 2022. Increased interest payments on our debt, which we held for a full year in fiscal year 2022, were offset by reduced tax payments.
Net Cash Used In Investing Activities
Investing activities for fiscal year 2022 include payments for current-year acquisitions and the settlement of the VES purchase price. This is offset by cash received from the sale of our former headquarters building, which was completed in August 2022. The prior year's cash flows include payments for the acquisitions of VES, Attain and Connect Assist.
Net Cash (Used In)/Provided By Financing Activities
The principal drivers of financing cash flows are the Credit Agreement, our equity transactions and restricted cash flows where we hold funds on behalf of customers or vendors.
In fiscal year 2021, we received net cash flows of $1.47 billion, principally from borrowings and costs for the Credit Agreement. These funds were used to acquire VES. In fiscal year 2022, we have made net debt repayments of $155.7 million.
In addition to our dividend, we have purchased $96.1 million of Maximus common stock in fiscal year 2022, compared to $3.4 million in fiscal year 2021.
On certain contracts, we maintain funds within our treasury system which is owned by our client. We treat this cash as restricted cash and hold a corresponding liability on our balance sheet reflecting balances to be disbursed on behalf of our client. Although we do not own these funds, they are within our control and are considered financing cash flows. In fiscal year 2022, we received the benefit of the Receivables Purchase Agreement ("RPA") we entered into with Wells Fargo N.A., under which we can sell certain US-originated accounts receivable balances. Prior to September 30, 2022, we sold a customer invoice for $60.4 million. Although we sold these receivables, we maintained administrative responsibilities over cash collection. Having sold the invoice, the customer payment was received on September 30, 2022, resulting in excess cash flow. This cash receipt was treated as restricted cash and remitted to Wells Fargo in October 2022. We have recorded this transaction as "other" cash flows from financing activities.

Cash in Foreign Locations
We have no requirement to remit funds from our foreign locations to the United States. We will continue to explore opportunities to remit additional funds, taking into consideration the working capital requirements and relevant tax rules in each jurisdiction. When we are unable to remit funds back without incurring a penalty, we will consider these funds indefinitely reinvested until such time as these restrictions are changed. As a result, we do not record U.S. deferred income taxes on any funds held in foreign jurisdictions. We have not attempted to calculate our potential liability from any transfer of these funds, as any such transaction might include tax planning strategies that we have not fully explored. Accordingly, it is not possible to estimate the potential tax obligations if we were to remit all of our funds from foreign locations to the United States.
Free Cash Flow

Table MD&A 12: Free Cash Flow
	For the Year Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$289,839	$517,322
Purchases of property and equipment and capitalized software	(56,145)	(36,565)
Free cash flow	$233,694	$480,757
Material Cash Requirements from Contractual Obligations
Credit Facilities
As of September 30, 2022, we had total outstanding borrowing under our term loans and subsidiary loan agreements of $1.37 billion and $0.1 million, respectively. We had no outstanding balances under the Credit Agreement revolver as of September 30, 2022 and $600 million available. The Credit Agreement has annual repayment requirements and the balance must be repaid or refinanced at the termination of the agreements. See Note 8 to the Consolidated Financial Statements for information regarding the terms of the Credit Agreement, including obligations by fiscal year.
Leases
As of September 30, 2022, we reported current and long-term operating lease liabilities of $64.0 million and $86.2 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. In the event that we vacate a location, we may be obliged to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements if the contract the location covers is terminated by our customer. See Note 10 to the Consolidated Financial Statements for information regarding our leases, including obligations by fiscal year.
Deferred compensation plan
As of September 30, 2022, we reported liabilities of $43.1 million related to our deferred compensation plan. These balances are due to our employees based upon elections they make at the time of deferring their funds. The timing of these payments may change based upon factors, including termination of our employment arrangement with a participant. We maintain a rabbi trust to fund this liability.

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
Revenue Recognition
Although much of our revenue is recognized concurrently with billing or with the passage of time, some of our revenue requires us to make estimates. These estimates are reviewed quarterly, with any changes being recorded as a cumulative catch-up in revenue.
Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants reaching employment milestones and the service delivery period for participants reaching employment milestones. We are required to estimate these outcome fees ahead of their collection and recognize this estimated fee as revenue over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. As the pandemic commenced, many employment opportunities were terminated. Our volume of new program participants is beginning to increase as governments shift their focus to addressing the residual impacts of the pandemic, such as the economy and unemployment, particularly in those countries where the pandemic has stabilized, and economies are beginning to reopen. During the year ended September 30, 2022, we recognized revenue from these performance-based fees of $142.4 million. At September 30, 2022, we recorded $55.4 million of these estimated outcome fees as unbilled receivables which will be billed and then collected when we reach the targets we anticipate.
Business Combinations and Goodwill
Our balance sheet as of September 30, 2022, includes $1.78 billion of goodwill and $804.9 million of net intangible assets. These assets are created through business acquisitions and their creation and maintenance requires certain critical estimates.
•During an acquisition, we are required to estimate the fair value of all acquired tangible and intangible assets, as well as liabilities assumed, in order to allocate the purchase price. For many assets acquired and liabilities assumed, the calculation of fair value requires little judgment as balances may be readily convertible to cash receipts or cash payments or there may be an active market against which to measure value. For the valuation of intangible assets, significant judgment is necessary in identifying and valuing such assets. This valuation will also involve identifying the useful economic life of this asset. Our estimates of these fair values and useful economic lives are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms. The accounting for our acquisitions included determining the fair value of intangible assets representing customer relationships, the VES provider network and VES technology. In making our determination of the fair value of these assets, we utilized estimates, the most significant of which were forecasts related to future revenues and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking, and could be affected by future economic and market conditions. The asset values and asset lives determined at acquisition may change based upon circumstances such as contract terminations or changes in strategy. When this occurs, we may need to accelerate our amortization charges. These assets are also subject to impairment if events indicate that the carrying value of the assets may not be recoverable. For example, our intangible asset balance includes customer relationship assets which, if the customer relationship ends, would require evaluation of the remaining asset life and asset value.
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

•Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. As of July 1, 2022, the Company performed its annual impairment test and determined that there was no impairment of goodwill. In performing this assessment, we utilized a quantitative approach. In all cases, we determined that the fair value of our reporting units was significantly in excess of our carrying value to the extent that a 25% decline in fair value in any reporting unit would not have resulted in an impairment charge.
Contingencies
From time to time, we are involved in legal proceedings, including contract and employment claims, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes to these contingencies, as well as potential ranges of probable losses and establish reserves accordingly. The amount of reserves required may change in future periods due to new developments or changes in approach to a matter, such as a change in settlement strategy. We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we are able to estimate any potential liability that is updated as audits are completed.
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
In fiscal year 2022, 16% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
In recent years, we have made a number of acquisitions. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results excluding transactions from acquisitions or disposals, to our prior fiscal year results.
Our recent acquisitions have resulted in significant intangible assets which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. Accordingly, we have calculated our operating profit, net income, and earnings per share, excluding the effect of the amortization of intangible assets. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.
In order to sustain our cash flows from operations, we regularly refresh our fixed assets and technology. We believe that users of our financial statements wish to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology that combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of our operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operations to free cash flow in "Liquidity and Capital Resources."
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

Our Credit Agreement includes the defined term Consolidated EBITDA and our calculation of Adjusted EBITDA conforms to the Credit Agreement. We believe our investors appreciate the opportunity to understand the possible restrictions which arise from our Credit Agreement.
•Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs.
•The measure of Adjusted EBITA is a step in calculating Adjusted EBITDA and facilitates comparisons to similar businesses as it isolates the amortization effect of business combinations.
•The Credit Agreement requires us to calculate Adjusted EBITDA on a pro forma basis, as though we had owned any significant acquired business for a full twelve months. Accordingly, we have included the effects of VES and Attain in the table below. The Credit Agreement also requires us to adjust for unusual, non-recurring expenses, certain non-cash adjustments and estimated synergies from acquisitions.
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA as shown below.

Table MD&A 13: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Pro Forma Adjusted EBITDA
	For the Year Ended September 30,
	2022	2021
	(in thousands)
Net income	$203,828	$291,200
Adjustments:
Interest expense	45,965	14,744
Other expense	2,835	10,105
Provision for income taxes	73,270	92,481
Amortization of intangibles	90,465	44,357
Stock compensation expense	30,476	28,554
Acquisition-related expenses	332	10,820
Gain on sale of land and building	(11,046)	—
Adjusted EBITA - Non-GAAP measure	436,125	492,261
Depreciation and amortization of property, equipment, and capitalized software	42,330	46,361
Adjusted EBITDA - Non-GAAP measure	478,455	$538,622
Pro forma and other adjustments permitted by our credit agreement - Non-GAAP measure	30,032	92,398
Pro forma adjusted EBITDA - Non-GAAP measure	$508,487	$631,020

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk.
Foreign Currency Risk
As of September 30, 2022, we held net assets denominated in currencies other than the U.S. Dollar of $156.6 million. Of this balance, we had net monetary assets of $61.3 million and cash and cash equivalents of $38.7 million. We consider monetary assets to be those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt.
A hypothetical 10% favorable or unfavorable exchange rate movement across currencies would have the following incremental effects on our comprehensive income and our cash flow statement.

Table 7A.1: Exposure to Currency Risk
	As of September 30,
	2022	2021
	(in thousands)
Change in comprehensive income attributable to Maximus	$15,657	$18,900
Change in net monetary assets	$6,127	$6,900
Change in cash and cash equivalents	$3,867	$9,100
Where possible, we mitigate our foreign currency risks. Our operations typically incur costs and cash outflows in the same currency as their revenue. We identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency.
Interest Rate Risk
Our principal exposure to interest rates relates to our debt. At September 30, 2022, we owed a gross balance of $1.4 billion associated with debt in the United States and in foreign locations.
Our U.S. debt, in the form of term loans and a revolving credit facility, pay interest based upon a fixed rate and a market rate. At September 2022, the market rate is based upon the London Interbank Offering Rate ("LIBOR"), which we anticipate switching to the Secured Overseas Funding Rate ("SOFR") during fiscal year 2023. A rise of interest rate levels would increase our interest expense, and a reduction in interest rates to the floor would decrease our interest expense. We mitigate this risk through an interest rate swap with a notional amount of $300.0 million related to one of the term loans. We based this sensitivity calculation on the LIBOR rate of 3.125% in accordance with the most recent measurement date specified in our credit agreement. A 100 basis point change in interest rates would have the following impact in annual earnings.

Table 7A.2: Exposure to Interest Rate Risk
	As of September 30,
	2022	2021
	(in thousands)
100 basis point increase impact on earnings	$(10,633)	$(10,600)
100 basis point decrease impact on earnings	$10,633	$1,500
During the first quarter of fiscal year 2023, we reduced our exposure to interest rate changes through an additional interest rate swap with a notional amount of $200.0 million.
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy their obligations under the contracts. Our agreement outlines the conditions upon which we or the counterparty are required to post collateral. As of September 30, 2022, we had no collateral posted with our counterparty related to the derivatives.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maximus, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Measuring Variable Consideration in Certain Performance-based Revenue Contracts
Description of the Matter
As described in Note 2 and Note 4 to the consolidated financial statements, in certain performance-based contracts, the Company recognizes revenue based on outcomes defined in each contract. Revenue recognition for certain of these contracts involves estimation of variable consideration utilizing management's judgments about performance related to future outcomes. Significant changes in these estimates could have a material effect on the Company's results of operations. During the year ended September 30, 2022 approximately $142 million of revenue was recorded on contracts that included an estimate related to contract performance for future outcomes.
Auditing the Company's measurement of variable consideration for these performance-based contracts requires judgment because the calculation involves estimates of future outcomes. This estimate reflects management's estimates of the number of participants reaching employment milestones and the service delivery period for participants reaching employment milestones.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to calculate variable consideration, including determining the underlying assumptions about the number of participants reaching employment milestones and the service delivery period for participants reaching employment milestones.
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

Tysons, Virginia
November 22, 2022

Maximus, Inc.
Consolidated Statements of Operations

	For the Year Ended September 30,
	2022	2021	2020
	(in thousands, except per share amounts)
Revenue	$4,631,018	$4,254,485	$3,461,537
Cost of revenue	3,691,208	3,307,510	2,750,535
Gross profit	939,810	946,975	711,002
Selling, general, and administrative expenses	534,493	494,088	387,090
Amortization of intangible assets	90,465	44,357	35,634
Gain on sale of land and building	11,046	—	—
Operating income	325,898	408,530	288,278
Interest expense	45,965	14,744	2,059
Other expense/(income), net	2,835	10,105	(843)
Income before income taxes	277,098	383,681	287,062
Provision for income taxes	73,270	92,481	72,553
Net income	$203,828	$291,200	$214,509

Earnings per share:
Basic	$3.30	$4.69	$3.40
Diluted	$3.29	$4.67	$3.39
Weighted average shares outstanding:
Basic	61,774	62,072	63,062
Diluted	61,969	62,365	63,322

Dividends declared per share	$1.12	$1.12	$1.12
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Net income	$203,828	$291,200	$214,509
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(17,504)	3,033	2,742
Net gains/(losses) on cash flow hedge, net of tax effect of $8,368, $(107), and $0, respectively	23,451	(303)	—
Other comprehensive income	5,947	2,730	2,742
Comprehensive income	$209,775	$293,930	$217,251
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	As of September 30,
	2022	2021
	(in thousands)
Assets:
Cash and cash equivalents	$40,658	$135,061
Accounts receivable, net	807,110	834,819
Income taxes receivable	2,158	5,413
Prepaid expenses and other current assets	182,387	104,201
Total current assets	1,032,313	1,079,494
Property and equipment, net	52,258	62,627
Capitalized software, net	58,740	42,868
Operating lease right-of-use assets	132,885	179,349
Goodwill	1,779,415	1,774,406
Intangible assets, net	804,904	879,168
Deferred contract costs, net	47,732	36,486
Deferred compensation plan assets	37,050	46,738
Deferred income taxes	4,970	990
Other assets	42,447	16,839
Total assets	$3,992,714	$4,118,965
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$264,553	$305,565
Accrued compensation and benefits	178,199	186,809
Deferred revenue, current portion	87,146	98,588
Income taxes payable	718	6,782
Long-term debt, current portion	63,458	80,555
Operating lease liabilities, current portion	63,999	76,077
Other current liabilities	116,374	35,057
Total current liabilities	774,447	789,433
Deferred revenue, non-current portion	21,414	35,932
Deferred income taxes	206,099	194,638
Long-term debt, non-current portion	1,292,483	1,429,137
Deferred compensation plan liabilities, non-current portion	40,210	47,405
Operating lease liabilities, non-current portion	86,175	121,771
Other liabilities	22,515	20,320
Total liabilities	2,443,343	2,638,636
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,774 and 61,954 shares issued and outstanding as of September 30, 2022 and 2021, respectively (shares in thousands)	557,978	532,411
Accumulated other comprehensive loss	(33,961)	(39,908)
Retained earnings	1,025,354	987,826
Total shareholders' equity	1,549,371	1,480,329
Total liabilities and shareholders' equity	$3,992,714	$4,118,965
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$203,828	$291,200	$214,509
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	42,330	46,361	64,527
Amortization of intangible assets	90,465	44,357	35,634
Amortization of debt issuance costs and debt discount	3,012	865	—
Costs related to debt financing	—	8,509	—
Gain on sale of land and building	(11,046)	—	—
Deferred income taxes	10,204	(6,577)	(19,145)
Stock compensation expense	30,476	28,554	23,708
Gain on sale of a business	—	—	(1,718)
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	14,132	38,578	(180,747)
Prepaid expenses and other current assets	(6,745)	(16,726)	(9,839)
Deferred contract costs	(12,056)	(15,426)	(1,911)
Accounts payable and accrued liabilities	(32,722)	26,904	79,930
Accrued compensation and benefits	3,288	18,112	29,484
Deferred revenue	(19,342)	53,652	2,391
Income taxes	(13,510)	(2,733)	3,490
Operating lease right-of-use assets and liabilities	(1,112)	5,314	(556)
Other assets and liabilities	(11,363)	(3,622)	4,835
Net cash provided by operating activities	289,839	517,322	244,592
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(56,145)	(36,565)	(40,707)
Acquisitions of businesses, net of cash acquired	(14,295)	(1,798,915)	(7,066)
Proceeds from the sale of land and building	16,431	—	—
Proceeds from the sale of a business	—	—	3,250
Other	—	—	385
Net cash used in investing activities	(54,009)	(1,835,480)	(44,138)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(68,716)	(68,838)	(70,155)
Purchases of Maximus common stock	(96,119)	(3,363)	(166,959)
Tax withholding related to RSU vesting	(9,673)	(9,818)	(10,614)
Payments for contingent consideration	(1,369)	—	—
Payments for debt financing costs	—	(23,213)	—
Proceeds from borrowings	615,000	2,318,129	638,048
Principal payments for debt	(770,658)	(824,483)	(619,445)
Other	83,264	(2,721)	(965)
Net cash (used in)/provided by financing activities	(248,271)	1,385,693	(230,090)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,334)	474	1,705
Net change in cash, cash equivalents, and restricted cash	(19,775)	68,009	(27,931)
Cash, cash equivalents and restricted cash, beginning of period	156,570	88,561	116,492
Cash, cash equivalents and restricted cash, end of period	$136,795	$156,570	$88,561
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2019	63,979	$498,433	$(45,380)	$794,739	$409	$1,248,201
Net income	—	—	—	214,509	—	214,509
Foreign currency translation	—	—	2,742	—	—	2,742
Cash dividends	—	—	—	(70,155)	(409)	(70,564)
Dividends on RSUs	—	1,636	—	(1,636)	—	—
Purchases of Maximus common stock	(2,767)	—	—	(166,959)	—	(166,959)
Stock compensation expense	—	23,708	—	—	—	23,708
Tax withholding related to RSU vesting	—	(9,818)	—	—	—	(9,818)
RSUs vested	292	—	—	—	—	—
Balance at September 30, 2020	61,504	513,959	(42,638)	770,498	—	1,241,819
Net income	—	—	—	291,200	—	291,200
Foreign currency translation	—	—	3,033	—	—	3,033
Cash flow hedge, net of tax	—	—	(303)	—	—	(303)
Cash dividends	—	—	—	(68,838)	—	(68,838)
Dividends on RSUs	—	1,671	—	(1,671)	—	—
Purchases of Maximus common stock	(52)	—	—	(3,363)	—	(3,363)
Stock compensation expense	—	28,554	—	—	—	28,554
Tax withholding related to RSU vesting	—	(11,773)	—	—	—	(11,773)
RSUs vested	502	—	—	—	—	—
Balance as of September 30, 2021	61,954	532,411	(39,908)	987,826	—	1,480,329
Net income	—	—	—	203,828	—	203,828
Foreign currency translation	—	—	(17,504)	—	—	(17,504)
Cash flow hedge, net of tax	—	—	23,451	—	—	23,451
Cash dividends	—	—	—	(68,716)	—	(68,716)
Dividends on RSUs	—	1,465	—	(1,465)	—	—
Purchases of Maximus common stock	(1,407)	—	—	(96,119)	—	(96,119)
Stock compensation expense	—	30,476	—	—	—	30,476
Tax withholding related to RSU vesting	—	(6,374)	—	—	—	(6,374)
RSUs vested	227	—	—	—	—	—
Balance as of September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$—	$1,549,371
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Under our mission of moving people forward, we offer industry-leading expertise, including citizen engagement, eligibility and program integrity and case management to enable citizens around the globe to successfully engage with their governments at all levels. We assist governments to support families, strengthen workforces, and streamline their services. We are a proud partner to government agencies in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, Sweden, United Arab Emirates, and the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission("SEC"). All intercompany balances and transactions have been eliminated in consolidation.
The Company's fiscal year ends on September 30 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended September 30. The accompanying consolidated financial statements present the financial position of the Company as of September 30, 2022 and 2021 and the Company's results of operations for fiscal years 2022, 2021, and 2020.
Use of Estimates
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
We base our estimates upon past experience and expectations. Our results in recent fiscal years were affected by the COVID-19 pandemic related government actions, which provide less opportunity to use these periods to predict outcomes in a post-pandemic environment.
Our balance sheet includes a number of long-lived assets, including property and equipment, capitalized software, operating lease right-of-use assets, deferred contract costs, and intangible assets. These assets are depreciated or amortized over their estimated useful economic lives but are subject to impairment if events indicate that the carrying amounts may not be recoverable.
As disclosed in "Note 4. Revenue Recognition," revenue for some of our employment services contracts in the Outside the U.S. Segment are based upon achievement of future outcomes as defined in each contract. Specifically, we are paid as individuals attain employment goals, which may take many months to achieve. Revenue is recognized on these contracts over the period of performance. Employment markets worldwide suffered a significant shock due to COVID-19, which resulted in significant reductions in work performed and outcomes reached. Although we experienced some recovery in fiscal year 2022, this revenue remains volatile.
As disclosed in "Note 4. Revenue Recognition," we operate a small number of construction type contracts where we recognize revenue based upon our estimated progress towards completion. Changes in this estimate may result in fluctuations to revenue. We are also required to anticipate losses on these contracts; where these contracts cover several years, this may result in estimated expenses being recorded in a manner inconsistent with revenue.
As disclosed in "Note 6. Business Combinations," we acquired three businesses during fiscal year 2022. For assets acquired and liabilities assumed, we are required to identify and recognize these balances at their fair value as of the date of acquisition.

Cash and Cash Equivalents
The company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.
Restricted cash represents funds that are held in our bank accounts but which are precluded from use for general business needs through contractual requirements. These requirements typically include serving as collateral bonds and letters of credit or where we hold funds on behalf of clients. At September 30, 2022, we received a payment from a customer for a receivable balance that we had previously sold to a third-party. This balance was passed to the third party in October 2022 but was held as restricted cash at year end. We report our restricted cash balances within "Prepaid expenses and other current assets" on our balance sheet.
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
Where we have contract modifications, these are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Where the modification changes the scope or price and the additional performance obligations are at their standalone selling price, these services are considered a separate contract. Where there is a modification, and the additional performance obligations are not at their standalone selling price, we consider whether those performance obligations are distinct from those already delivered. If services are distinct from those already provided, the contract is accounted for prospectively, as though the original contract had been terminated and a new arrangement entered into. Where the modification includes goods or services which are not distinct from those already provided, we record a cumulative adjustment to revenue based upon a remeasurement of progress towards the complete satisfaction of performance obligations not yet fully delivered.
Accounts Receivable-Billed, Billable, and Unbilled and Deferred Revenue
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Many of our clients require invoices to be prepared on a monthly basis. Where we anticipate that an invoice will be issued within a short period of time and where the funds are considered collectible within standard contract terms, we include this balance as billable accounts receivable.

Both billed and billable balances are recorded at their face amount less an allowance for credit losses over the contractual payment terms of the receivable. We periodically reassess these amounts by analyzing reasonably available information as of the balance sheet date, including the length of time that the receivable has been outstanding, historical bad debts and aging trends, and other general and contract-specific factors.
We present billed, billable, and unbilled receivables as one component on our consolidated balance sheets. Our deferred revenue is presented as a separate item on our consolidated balance sheet, broken out by current and long-term portion. Unbilled receivables and deferred revenue represent timing differences between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance also includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. The balance also includes estimated fees where performance outcomes are anticipated but have not yet been achieved. Our unbilled receivable balance is recorded at fair value - the value which we expect to invoice for the services performed once the objective criteria laid out by the contract have been met.
We defer revenue where we receive up-front funds to establish the infrastructure needed for a long-term contract.
Credit Risk
Credit risk has not historically been significant to our business due to the nature of our customers. 47% of our revenue is from the U.S. federal government and much of our Outside the U.S. segment is from national governments. Many of our U.S. state government agency programs receive significant federal funding. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers.
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
Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that such an impairment is not more-likely-than-not in all cases, no additional quantitative analysis is required. If such an impairment is more-likely-than-not, or if we choose to bypass this qualitative assessment, a quantitative evaluation is performed by comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is determined to be impaired.
Our reporting units are consistent with our operating segments, U.S. Federal Services, U.S. Services, and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test using the quantitative assessment as of July 1, 2022, and concluded that the fair value of each of the reporting units were greater than the carrying amounts.
Intangible Assets
All of our intangible assets are acquired through business combinations. They are separately identified and recorded at fair value upon acquisition.
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

Property and Equipment
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
Capitalized Software
All of our capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and materials incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of the software, ranging from three to eight years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.
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
Foreign Currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in "other expense/(income), net" on our consolidated statements of operations.
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
We are also subject to audits by our government clients on many of our contracts based upon measures such as costs incurred or transactions processed. These audits may take place several years after a contract has been completed. We maintain reserves where we believe the loss is probable, and we are able to estimate any potential liability.

Fair Value Measurements
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
The three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value is as follows:
•Level 1 - Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;
•Level 2 - Inputs, other than the quoted market prices included in Level 1, which are observable for the asset or liability, either directly or indirectly; and
•Level 3 - Unobservable inputs for the asset or liability which is typically based on an entity's own assumptions when there is little, if any, related market data available.
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made. The fair values of receivables, prepaid assets, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments.
We hold investments in a Rabbi Trust on behalf of our deferred compensation plan. These assets are recorded on our consolidated balance sheets at fair value under the heading of "Deferred compensation plan assets." These assets have quoted prices in active markets (Level 1). See "Note 16. Employee Benefit Plans and Deferred Compensation" for further details.
We use derivative instruments to manage interest rate exposure. All derivative instruments are recorded on the balance sheet at fair value. The valuation is calculated based on observable inputs (Level 2). See "Note 8. Debt and Derivatives" for further details.
We recorded contingent consideration payments related to acquisitions that may be paid in the future. The related liabilities are recorded on our consolidated balance sheets at estimated fair value under the heading "Other liabilities" and updated on a quarterly basis as an acquisition-related expense or benefit. The valuation of this liability is derived from internal estimates of future performance and not from inputs that are observable (Level 3). See "Note 6. Business Combinations" for further details.
Leases
We enter into contractual arrangements primarily for the use of real estate facilities, information technology equipment, and certain other equipment. These arrangements contain a lease when we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Where contracts include both lease and non-lease components, we do not separate the non-lease components in our accounting. The majority of our leases are operating leases.
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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly-available information adjusted for company, country, and lease-specific factors. The weighted average incremental borrowing rate utilized as of September 30, 2022 was 3.5%.
Over the course of a lease, the lease liability is reduced as scheduled lease payments are made and increased as the implied interest charges are added.

Our right-of-use asset is based upon the lease liability at the contract inception but is adjusted over the life of the lease by lease prepayments, additional costs, or lease incentives. The right-of-use asset is amortized on a straight-line basis over the lease term, offset by the interest accretion recorded on the lease liability.
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
Stock Compensation Plan
We grant both restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders.
The fair value of each RSU is equal to the market price of our common stock at the date of the grant, which is expensed ratably over the vesting period. The RSUs granted vest ratably over one to five years, in each case from the grant date. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We estimate our stock award forfeitures as we expense each award.
We issue PSUs with targets based upon profit metrics. These PSUs vest in full at the end of a three-year period. The fair value of each award is based upon the market price of the common stock on the day of the grant and expense is recorded based upon our estimate of how much of the award will vest over the three years of the award.
We issue PSUs with a target based upon total shareholder return. These PSUs vest in full after three years. The fair value of each award is based upon an assessment performed at the grant date and is expensed over the life of the award regardless of whether the targets are reached.
Certain executive awards include a retirement provision whereby such awards fully vest upon an employee's retirement. We recognize total compensation expense of the awards for eligible participants ratably over the shorter of the vesting period or the employees' retirement eligibility date.
Derivative Instruments
The Company is using an interest rate swap contract to lock a portion of the variability of the interest payments on long-term debt. The Company elected to designate these derivative instruments as cash flow hedges. The effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings, through "Interest expense", when the underlying forecasted transaction affects earnings. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company reassesses the effectiveness of the hedge on a quarterly basis.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. Federal Government Agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage within the Medicare Appeals portfolio which continues to be managed within this segment. Benefiting from the Maximus Federal Consulting (formerly Attain Federal) platform, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES Group, Inc., which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs. The segment further supports clinical offerings in public health with work supporting the U.S. federal government's COVID-19 response efforts. This included expanded work with the Centers for Disease Control and Prevention ("CDC") for their helpline and increased support for the IRS Wage and Investment Division's response efforts to general inquiries regarding the Coronavirus Aid Relief & Economic Security ("CARES") Act and Economic Impact Payment Service Plan.
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, appeals and assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. As part of the governments' COVID-19 response efforts, the segment supported contact tracing, disease investigation, and vaccine distribution support services during the peak of the pandemic. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including Health Insurance British Columbia and the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, Sweden, and UAE where we predominantly provide employment support and job seeker services.

Table 3.1: Results of Operation by Business Segment (1)
	For the Year Ended September 30,
	2022		2021		2020
	Amount	% (2)	Amount	% (2)	Amount	% (2)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$2,259,744		$1,893,284		$1,633,337
U.S. Services	1,607,612		1,662,110		1,329,274
Outside the U.S.	763,662		699,091		498,926
Revenue	$4,631,018		$4,254,485		$3,461,537
Gross profit:
U.S. Federal Services	$519,440	23.0%	$432,551	22.8%	$318,925	19.5%
U.S. Services	343,004	21.3%	408,050	24.6%	360,272	27.1%
Outside the U.S.	77,366	10.1%	106,374	15.2%	31,805	6.4%
Gross profit	$939,810	20.3%	$946,975	22.3%	$711,002	20.5%
Selling, general, and administrative expenses:
U.S. Federal Services	$284,509	12.6%	$243,485	12.9%	$186,023	11.4%
U.S. Services	160,902	10.0%	153,609	9.2%	132,489	10.0%
Outside the U.S.	92,536	12.1%	86,248	12.3%	65,938	13.2%
Gain on sale of business (3)	—	NM	—	NM	(1,718)	NM
Other (5)	(3,454)	NM	10,746	NM	4,358	NM
Selling, general, and administrative expenses	$534,493	11.5%	$494,088	11.6%	$387,090	11.2%
Operating income:
U.S. Federal Services	$234,931	10.4%	$189,066	10.0%	$132,902	8.1%
U.S. Services	182,102	11.3%	254,441	15.3%	227,783	17.1%
Outside the U.S.	(15,170)	(2.0)%	20,126	2.9%	(34,133)	(6.8)%
Amortization of intangible assets	(90,465)	NM	(44,357)	NM	(35,634)	NM
Gain on sale of business (3)	—	NM	—	NM	1,718	NM
Gain on sale of land and building (4)	11,046	NM	—	NM	—	NM
Other (5)	3,454	NM	(10,746)	NM	(4,358)	NM
Operating income	$325,898	7.0%	$408,530	9.6%	$288,278	8.3%
Depreciation and amortization:
U.S. Federal Services	$12,332	0.5%	$12,986	0.7%	$25,153	1.5%
U.S. Services	16,528	1.0%	20,350	1.2%	20,951	1.6%
Outside the U.S.	13,470	1.8%	13,025	1.9%	18,423	3.7%
Depreciation and amortization	$42,330	0.9%	$46,361	1.1%	$64,527	1.9%
(1)Expenses that are not specifically included in the segments are included in other categories, including amortization of intangible assets and the direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.
(2)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(3)During fiscal year 2020, we sold Q2 Administrators LLC, a subsidiary within our U.S. Federal Services Segment, resulting in a gain.
(4)During fiscal year 2022, we sold the land and building which held our corporate headquarters, resulting in a gain on sale of $11.0 million.
(5)Other expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

Table 3.2: Assets by Segment
	As of September 30,
	2022	2021
	(in thousands)
U.S. Federal Services	$2,858,662	$2,863,581
U.S. Services	736,970	701,565
Outside the U.S.	277,016	324,899
Corporate	120,066	228,920
Assets	$3,992,714	$4,118,965
Our long-lived assets consist of property and equipment, capitalized software costs, operating lease right-of-use assets, and deferred compensation plan assets.

Table 3.3: Long-Lived Assets by Geography
	As of September 30,
	2022	2021
	(in thousands)
United States	$238,523	$276,754
Australia	12,694	17,105
Canada	13,014	20,637
United Kingdom	11,506	11,914
Rest of World	5,196	5,172
Total	$280,933	$331,582

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

Table 4.1: Revenue by Service Type
	For the Year Ended September 30,
	2022	%	2021	%	2020	%
	(dollars in thousands)

Program Operations	$2,596,801	56.1%	$2,755,820	64.8%	$2,395,618	69.2%
Clinical Services	1,176,081	25.4%	699,424	16.4%	539,018	15.6%
Employment & Other	551,755	11.9%	463,695	10.9%	318,431	9.2%
Technology Solutions	306,381	6.6%	335,546	7.9%	208,470	6.0%
Total revenue	$4,631,018		$4,254,485		$3,461,537
During fiscal year 2022, management changed the manner in which the products and services across our segments are viewed. Accordingly, the business lines have been updated, and historical balances adjusted to reflect our updated view of the business.

Table 4.2: Revenue by Contract Type
	For the Year Ended September 30,
	2022	%	2021	%	2020	%
	(dollars in thousands)
Performance-based	$2,091,608	45.2%	$1,416,562	33.3%	$1,109,153	32.1%
Cost-plus	1,248,759	27.0%	1,237,995	29.1%	1,578,912	45.6%
Fixed price	627,402	13.5%	553,645	13.0%	471,505	13.6%
Time and materials	663,249	14.3%	1,046,283	24.6%	301,967	8.7%
Total revenue	$4,631,018		$4,254,485		$3,461,537

Table 4.3: Revenue by Customer Type
	For the Year Ended September 30,
	2022	%	2021	%	2020	%
	(dollars in thousands)
U. S. federal government agencies	$2,189,303	47.3%	$1,805,131	42.4%	$1,559,165	45.1%
U.S. state government agencies	1,605,457	34.7%	1,654,555	38.9%	1,344,227	38.8%
International government agencies	722,192	15.6%	663,180	15.6%	467,185	13.5%
Other, including local municipalities and commercial customers	114,066	2.4%	131,619	3.1%	90,960	2.6%
Total revenue	$4,631,018		$4,254,485		$3,461,537

Table 4.4: Revenue by Geography
	For the Year Ended September 30,
	2022	%	2021	%	2020	%
	(dollars in thousands)
United States	$3,867,354	83.5%	$3,555,394	83.6%	$2,962,611	85.6%
United Kingdom	410,587	8.9%	286,432	6.7%	246,334	7.1%
Australia	173,078	3.7%	244,995	5.8%	147,156	4.3%
Rest of world	179,999	3.9%	167,664	3.9%	105,436	3.0%
Total revenue	$4,631,018		$4,254,485		$3,461,537
Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables; the liabilities are classified as deferred revenue.
In many contracts, we bill our customers on a monthly basis shortly after the month end for work performed in that month and such balances are considered collectible and are included within accounts receivable, net.
Exceptions to this pattern will arise for various reasons, including those listed below.
•Under cost-plus contracts, we are typically required to estimate a contract's share of our general and administrative expenses. This share is based upon estimates of total costs, which may vary over time. We typically invoice our customers at an agreed provisional billing rate which may differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rates are higher than our actual rates, we record a liability.
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of September 30, 2022 and 2021, $13.1 million and $10.4 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
•In certain contracts, we may receive funds from our customers prior to performing operations. These funds are typically referred to as "set-up costs" and reflect the need for us to make investments in infrastructure prior to providing a service. This investment in infrastructure is not a performance obligation that is distinct from the service that is subsequently provided and, as a result, revenue is not recognized based upon the establishment of this infrastructure, but rather over the course of the contractual relationship. The funds are initially recorded as deferred revenue and recognized over the term of the contract. Other contracts may not include set-up fees but will provide higher fees in earlier periods of the contract. The premium on these fees is deferred.
•Some of our contracts, notably our employment services contracts in the Outside the U.S. Segment, include payments for desired outcomes, such as job placement and job retention, and these outcome payments occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.
During the year ended September 30, 2022, we recognized revenue of $103.2 million included in our deferred revenue balances at September 30, 2021. During the year ended September 30, 2021, we recognized revenue of $45.9 million included in our deferred revenue balances at September 30, 2020.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts. As discussed in "Note 2. Significant Accounting Policies," the calculation of these estimates has been complicated by the COVID-19 pandemic, which has reduced our ability to use past results to estimate future performance.

Some of our performance-based contract revenue is recognized based upon future outcomes defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment goals, which may take many months to achieve. We recognize revenue on these contracts over the period of performance. Our estimates vary from contract to contract but may include estimates of the number of participants reaching employment milestones and the service delivery periods for participants reaching employment milestones. We are required to estimate these outcome fees ahead of their collection and recognize this estimated fee over the period of delivery. In almost all of the jurisdictions in which we operate, the employment markets have experienced significant changes due to the COVID-19 pandemic. As the pandemic commenced, many employment opportunities were terminated. Our volume of new program participants is beginning to increase as governments shift their focus to addressing the residual impacts of the pandemic, such as the economy and unemployment, particularly in those countries where the pandemic has stabilized, and economies are beginning to reopen. During the fiscal years ended September 30, 2022 and 2021, we recognized revenue from these performance-based fees of $142.4 million and $104.7 million, respectively. At September 30, 2022 and 2021, we recorded $55.4 million and $48.7 million, respectively, of these estimated outcome fees which will be collected only when we reach anticipated targets. This balance is included on our consolidated balance sheets within the related contract accounts.
Changes to our estimates are recognized on a cumulative catch-up basis. For the year ended September 30, 2022, we reported a reduction to revenue and diluted earnings per share of $2.5 million and $0.03, respectively, from changes in estimates. The corresponding change in fiscal year 2021 was a benefit in revenue and diluted earnings per share of $20.9 million and $0.24, respectively.
Remaining performance obligations
As of September 30, 2022, we had approximately $425 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.
5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Basic weighted average shares outstanding	61,774	62,072	63,062
Dilutive effect of unvested RSUs and PSUs	195	293	260
Denominator for diluted earnings per share	61,969	62,365	63,322
The diluted earnings per share calculation for the year ended September 30, 2022, 2021, and 2020 excludes approximately 444,000, 55,000, and 215,000 unvested anti-dilutive restricted stock units, respectively.

6. BUSINESS COMBINATIONS
VES Group, Inc. (VES)
On May 28, 2021, we acquired 100% of VES for a purchase price of $1.37 billion (the "VES Acquisition"). VES was integrated into our U.S. Federal Services Segment. The VES Acquisition supports our ongoing strategic priority of expansion into the U.S. Federal market and accelerates our clinical evolution to meet long-term demand for BPS with a clinical dimension. We have completed our valuation of all acquired assets and liabilities assumed.

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
Our evaluation of the intangible assets acquired with VES identified three assets. The assets were valued using methods that required a number of estimates and, accordingly, they are considered Level 3 measurements within the Accounting Standard Codification No. 820 (ASC 820) fair value methodology.
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
In connection with certain liabilities acquired in the VES acquisition, we established a liability of $12.0 million for a billing dispute between VES and its customer relating to prior year billings. Our exposure was partially offset by an indemnification asset of $6.0 million. During the fiscal year 2022, we paid the liability and recovered the indemnification asset.
At acquisition, we established a tax liability of $12.3 million for uncertain tax positions within VES, partially offset by another indemnification asset of $7.2 million. Since acquisition, we have resolved a number of uncertain tax positions and therefore at September 30, 2022, we retain an estimated indemnification asset of $2.9 million, backed up by an escrow account.
The Federal division of Attain, LLC ("Attain")
On March 1, 2021, we acquired 100% of Attain for a cash purchase price of $419.1 million. This business was integrated into our U.S. Federal Services Segment and is expected to strengthen our position to further design, develop, and deliver more innovative, impactful solutions and drive automation of processes to improve citizen engagement and the delivery of critical federal programs, as well as expand our presence in the U.S. Federal market. We utilized borrowings on the credit facility we had in place at the time, as well as cash on our balance sheet to fund the acquisition.

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
We recorded a single intangible asset related to the customer contract and relationship of $16.7 million, which we are amortizing over 27 months. The goodwill balance, representing the difference between the identifiable assets acquired and the estimated obligation, represents the assembled workforce, as well as the knowledge base acquired.
During the year ended September 30, 2022, we reported $184.3 million and $28.3 million of revenue and gross profit, respectively, from Aidvantage. Since acquisition, we have adjusted the fair value of the contingent consideration liability each quarter to reflect payments of $1.4 million, interest of $0.3 million, and changes to fair value of $3.6 million, principally related to the decline in our anticipated obligation to the seller. Changes to the fair value of the obligation are recorded in our selling, general and administrative expenses and other expense. At September 30, 2022, our contingent consideration liability is $13.8 million.
Other acquisitions
Stirling Institute of Australia Pty Ltd ("Stirling")
On June 1, 2022, we acquired 100% of the share capital of Stirling for an estimated purchase price of $4.1 million (A$5.7 million Australian Dollars). Stirling provides vocational training to Australians seeking to improve their knowledge and qualifications. We acquired this business to complement our existing employment services. The business was integrated into our Outside the U.S. Segment. We are in the process of finalizing the allocation of assets acquired and liabilities assumed. We recorded estimated goodwill and intangible assets of $2.3 million and $1.8 million, respectively, related to the acquisition. During the year ended September 30, 2022, we reported revenue of $1.3 million and gross profit of $0.7 million, respectively, from Stirling.
BZ Bodies Limited ("BZB")
On January 31, 2022, we acquired 100% of the share capital of BZB for a purchase price of $2.5 million (£1.9 million British Pounds), which includes an estimate of contingent consideration payable upon future performance. BZB provides weight management services for adults, children, and vulnerable groups in the United Kingdom. We acquired this business to complement our services within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We recorded estimated goodwill and intangible assets of $1.4 million and $1.3 million, respectively, related to the acquisition. During the year ended September 30, 2022, we reported revenue of $3.9 million and $1.8 million gross profit, respectively, from BZB.
Connect Assist Holdings Limited ("Connect Assist")
On September 14, 2021, we acquired 100% of the share capital of Connect Assist Holdings Limited ("Connect Assist") for a purchase price of $20.8 million (£15.5 million British Pounds). We acquired this business to improve our contact center services and qualifications within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We recorded goodwill and intangible assets of $11.1 million and $7.7 million, respectively, related to the acquisition.

Index Root Korea Co. Ltd ("Index Root")
On August 21, 2020, we acquired 100% of the share capital of Index Root Korea Co. Ltd ("Index Root") for a purchase price of $5.4 million (₩6.30 billion South Korean Won), which included acquisition-related contingent consideration estimated at $0.9 million (₩1.10 billion South Korean Won) based upon future earnings. We acquired Index Root to expand our geographic presence to South Korea. The business was integrated into our Outside the U.S. Segment. We recorded goodwill and intangible assets of $5.1 million and $1.4 million, respectively, related to the acquisition. During fiscal year 2021, we concluded that payment of the contingent consideration was unlikely and, accordingly, a benefit of $1.0 million was recorded within our acquisition expenses.
InjuryNet Australia Pty Limited ("InjuryNet")
On February 28, 2020, we acquired 100% of the share capital of InjuryNet Australia Pty Limited ("InjuryNet") for a purchase price of $4.4 million (A$6.7 million Australian Dollars), which included acquisition-related contingent consideration of $2.1 million (A$3.1 million Australian Dollars) based upon future earnings. The contingent consideration was paid in full during fiscal year 2021. InjuryNet provides workplace medical services in Australia. The business was integrated into our Outside the U.S. Segment. We recorded goodwill and intangible assets of $2.6 million and $0.9 million, respectively, related to the acquisition.

7. GOODWILL AND INTANGIBLE ASSETS

Table 7.1: Changes in Goodwill by Segment
	U.S. Federal Services	U.S. Services	Outside the U.S.	Total
	(in thousands)
Balance as of September 30, 2020	$381,719	$164,472	$46,938	$593,129
Acquisitions	1,168,202	—	11,741	1,179,943
Foreign currency translation	—	—	1,334	1,334
Balance as of September 30, 2021	1,549,921	164,472	60,013	1,774,406
Acquisitions	9,942	—	3,739	13,681
Foreign currency translation	—	—	(8,672)	(8,672)
Balance as of September 30, 2022	$1,559,863	$164,472	$55,080	$1,779,415
There were no impairment charges to our goodwill for the years ended September 30, 2022, 2021, and 2020.

Table 7.2: Details of Intangible Assets, Net
	As of September 30,
	2022			2021
	Cost	Accumulated Amortization	Intangible Assets, Net	Cost	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Customer contracts and relationships	$905,285	$175,349	$729,936	$928,069	$131,081	$796,988
VES Provider network	57,000	6,333	50,667	57,000	1,583	55,417
Technology-based intangible assets	31,984	7,683	24,301	32,307	5,544	26,763
Trademarks and trade names	4,466	4,466	—	4,503	4,503	—
Total	$998,735	$193,831	$804,904	$1,021,879	$142,711	$879,168

Table 7.3: Details of Weighted Average Remaining Lives
As of September 30, 2022
Customer contracts and relationships	9.8 years
VES Provider network	10.7 years
Technology-based intangible assets	10.6 years
Weighted Average Remaining Life	9.8 years

Table 7.4: Details of Future Amortization Expense of Intangible Assets, Net
As of September 30, 2022
(in thousands)
Year ended September 30, 2023	$90,476
Year ended September 30, 2024	84,778
Year ended September 30, 2025	82,729
Year ended September 30, 2026	82,617
Year ended September 30, 2027	82,078
Thereafter	382,226
Total	$804,904

8. DEBT AND DERIVATIVES

Table 8.1: Details of Debt
	As of September 30,
	2022	2021
	(in thousands)
Term Loan A, due 2026	$971,250	$1,086,250
Term Loan B, due 2028	395,000	399,000
Subsidiary loan agreements	64	38,281
Total debt principal	1,366,314	1,523,531
Less: Unamortized debt-issuance costs and discounts	(10,373)	(13,839)
Total debt	1,355,941	1,509,692
Less: Current portion of long-term debt	(63,458)	(80,555)
Long-term debt	$1,292,483	$1,429,137
On May 28, 2021, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent ("Credit Agreement"). The Credit Agreement provided for the following three components.
•$1.10 billion term loan facility ("Term Loan A"), which matures on May 28, 2026;
•$400.0 million term loan facility ("Term Loan B"), which matures May 28, 2028;
•$600.0 million revolving credit facility ("Revolver"), which matures May 28, 2026.
The interest rates applicable to loans under the Credit Agreement are floating rates based upon the London Interbank Offered Rate ("LIBOR") plus a margin. Term Loan A and the Revolver margins range between 1% and 2%, based upon our leverage ratio. Term Loan B is set to LIBOR plus 2.00% subject to a LIBOR floor of 0.50%. LIBOR is being phased out, and the Secured Overnight Financing Rate ("SOFR") has been identified as an alternative benchmark rate in this agreement. We anticipate transferring to SOFR during the first quarter of fiscal year 2023. As of September 30, 2022, the annual effective interest rate, including the original issue discount and amortization of debt issuance costs, was 4.69%.
The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. In addition to borrowings, it allows us to continue to issue letters of credit when necessary.
Under the terms of the Credit Agreement, the Company is required to comply with certain covenants, the terms of which are customary and include a net total leverage ratio and a net interest coverage ratio. The net total leverage ratio is calculated as total outstanding debt and contingent consideration liabilities less the lower of (a) unrestricted cash or (b) $75.0 million. With certain exceptions, the covenant requires the net total leverage ratio, as defined by the Credit Agreement to be less than 4.0, calculated over the previous twelve months. The net interest coverage ratio is calculated as EBITDA divided by interest expense, over the previous twelve months, all defined by the Credit Agreement. The covenant requires a net interest coverage ratio of 3.0 or greater. As of September 30, 2022, as defined by the Credit Agreement, the company calculated a net total leverage ratio of 2.6 and net interest coverage ratio of 11.0. The Company was in compliance with all applicable covenants under the Credit Agreement as of September 30, 2022. We do not believe that the covenants represent a significant restriction to our ability to successfully operate the business or to pay our dividends.
Costs incurred in establishing the Credit Agreement have been reported as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements.
In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow to meet any short-term working capital needs.

Table 8.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
Year ended September 30, 2023	$65,939
Year ended September 30, 2024	86,500
Year ended September 30, 2025	93,375
Year ended September 30, 2026	741,500
Year ended September 30, 2027	4,000
Thereafter	375,000
Total Payments	$1,366,314
Interest Rate Derivative Instrument
In June 2021, we entered into an interest rate swap agreement for a notional amount of $300.0 million, effective June 28, 2021, with an expiration date of May 28, 2026, which hedges the floating LIBOR on a portion of the Term Loan A under the Credit Agreement to a fixed rate of 0.986%. The Company elected to designate this interest rate swap as a cash flow hedge for accounting purposes.
As of September 30, 2022, we had a net asset of $31.4 million, which was recorded in "other assets" on our consolidated balance sheet. As of September 30, 2021, we had a liability of $0.4 million, which was recorded in "other liabilities" on our consolidated balance sheet. As this cash flow hedge is considered effective, all gains and losses are reflected within Accumulated Other Comprehensive Income in the Consolidated Statements of Comprehensive Income.

Table 8.3: Gains/(Losses) on Derivatives
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Gain/(loss) recognized in AOCI on derivatives, net of tax	$23,004	$(811)	$—
Amounts reclassified to earnings from accumulated other comprehensive income	447	508	—
Net current period other comprehensive income	$23,451	$(303)	$—
In October 2022, we entered into another interest rate swap agreement for a notional amount of $200.0 million, also hedging the floating LIBOR rate on a portion of the Term Loan A. This has been designated as a cash flow hedge for accounting purposes. Both interest rate swap agreements include provisions to allow for an orderly transition to SOFR in coordination with the change in the Term Loan A.
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of September 30, 2022 and 2021, there was no collateral posted with its counterparty related to the derivatives.

9. FAIR VALUE MEASUREMENTS
We had two assets recorded at fair value on a recurring basis as of September 30, 2022; the deferred compensation asset related to investments in mutual funds, and the interest rate swap. For the deferred compensation asset, the mutual funds prices are quoted in active markets and therefore are classified as Level 1. For the interest rate swap, we obtain its Level 2 pricing inputs from its counterparty for the interest rate swap. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. As of September 30, 2022, we had liabilities recorded at fair value on a recurring basis for contingent consideration related to acquisitions. The contingent consideration liability is considered Level 3, as the inputs are not observable and based on internal assumptions about forecasted revenues, margins, volumes, and probability of contract extensions on businesses acquired.
The fair values of receivables, prepaid assets, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments. The carrying value of our debt is consistent with the fair value as the stated interest rates in the agreements are consistent with the current market rates used in notes with similar terms in the markets (Level 2 inputs).
Other long-lived assets are reviewed when events indicate they may no longer be able to recover their value. Assets that we cease using or which do not appear able to generate sufficient future cash flows to support their values are reviewed and, where necessary, their value is written down. In this instance, the expense is reported in the same place where future expenses were anticipated to be recorded. For example, a fixed asset impairment would be recorded in depreciation expense. All the non-recurring fair values are considered Level 3, as the inputs are not observable and based on internal assumptions. During the years ending, September 30, 2021, and 2020, we recorded impairment charges of, $12.5 million, and $1.2 million on long-lived assets within our U.S. Services and Outside the U.S. Services Segments relating to underperforming contracts. We did not record impairment charges in the year ended September 30, 2022.

Table 9.1: Fair Value Measurements
	As of September 30, 2022
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$22,769	$—	$—	$22,769
Interest rate swap	—	31,409	—	31,409
Total assets	$22,769	$31,409	$—	$54,178
Liabilities:
Contingent consideration	$—	$—	$16,236	$16,236
Total liabilities	$—	$—	$16,236	$16,236
The following table presents a reconciliation of the contingent consideration which is measured and recorded at fair value on a recurring basis using Level 3 inputs:

Table 9.2: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Balance as of September 30, 2021	$270
Contingent consideration from current year acquisitions	20,967
Adjustments to fair value recorded in the current year	(3,153)
Payments	(1,395)
Foreign currency translations	(453)
Balance as of September 30, 2022	$16,236

10. LEASES

Table 10.1: Details of Lease Costs
	For the Year Ended September 30,
	2022	2021
	(in thousands)
Operating lease cost	$90,423	$111,246
Short-term lease cost	11,642	7,044
Variable lease cost	12,032	11,124
Total operating lease costs	$114,097	$129,414

Table 10.2: Future Minimum Lease Payments Under Non-cancelable Operating Leases
	Office Space	Equipment	Total
	(in thousands)
Year ended September 30, 2023	$66,959	$1,159	$68,118
Year ended September 30, 2024	36,919	130	37,049
Year ended September 30, 2025	27,228	12	27,240
Year ended September 30, 2026	12,241	3	12,244
Year ended September 30, 2027	9,382	2	9,384
Thereafter	5,207	—	5,207
Total minimum lease payments	157,936	1,306	159,242
Less: Imputed interest	(8,994)	(74)	(9,068)
Total lease liabilities	$148,942	$1,232	$150,174
Our weighted average remaining lease term as of September 30, 2022 is 3.2 years.
For the years ended September 30, 2022 and 2021, the Company made cash payments of $86.5 million and $96.9 million for amounts included in our lease liabilities, respectively. New or amended leases resulted in additional right-of-use assets of $43.5 million and $60.2 million for the same periods, respectively.
11. INCOME TAXES

Table 11.1: Components of Provision for Income Taxes
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Current provision/(benefit):
Federal	$45,042	$62,062	$65,735
State and local	15,371	20,077	28,117
Foreign	2,653	16,919	(2,154)
Total current provision for income taxes	63,066	99,058	91,698
Deferred tax expense/(benefit):
Federal	7,107	(2,527)	(12,984)
State and local	2,130	(590)	(4,246)
Foreign	967	(3,460)	(1,915)
Total deferred tax expense/(benefit)	10,204	(6,577)	(19,145)
Provision for income taxes	$73,270	$92,481	$72,553

Table 11.2: Components of Income before Provision for Income Taxes by Country
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Domestic	$274,641	$339,647	$304,240
Foreign	2,457	44,034	(17,178)
Income before provision for income taxes	$277,098	$383,681	$287,062

Table 11.3: Reconciliation of Tax Expense at Statutory Rate to Actual Tax Expense
	For the Year Ended September 30,
	2022	2021	2020
	(dollars in thousands)
Tax expense at statutory rate	$58,190	$80,573	$60,284
Increase/(decrease) due to:
State income taxes, net of federal benefit	14,244	18,350	17,480
Foreign taxation rate differentials	(709)	4,212	(463)
Non-deductible expenses	882	2,254	2,200
Valuation allowance - foreign jurisdictions	4,875	2,285	916
Tax credits	(5,239)	(5,072)	(4,149)
Excess tax expense/(benefits) from stock-based compensation	1,143	(6,008)	(2,038)
Other	(116)	(4,113)	(1,677)
Income tax expense	$73,270	$92,481	$72,553
U.S Federal Statutory tax rate	21.0%	21.0%	21.0%
Effective tax rate	26.4%	24.1%	25.3%

Table 11.4: Components of Deferred Tax Assets and Liabilities
	As of September 30,
	2022	2021
	(in thousands)
Deferred tax assets/(liabilities):
Costs deductible in future periods	$36,604	$28,921
Deferred revenue	7,273	7,878
Stock compensation	4,918	3,679
Capital loss carryforward	2,391	—
Net operating loss carryforwards	6,666	3,618
Amortization of goodwill and intangibles	(198,903)	(203,094)
Capitalized software	(15,445)	(11,343)
Accounts receivable - unbilled	(12,087)	(15,317)
Property and equipment	(2,577)	(910)
Prepaid expenses	(11,522)	(7,913)
Financial instruments	(8,261)	107
Valuation allowance	(8,075)	(3,200)
Other	(2,111)	3,926
Net deferred tax liability	$(201,129)	$(193,648)
Our deferred tax assets and liabilities are held in various national and international jurisdictions that do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions that show a net deferred tax asset and a net deferred tax liability.

Table 11.5: Deferred Tax Assets and Liabilities By Jurisdiction Positions
	As of September 30,
	2022	2021
	(in thousands)
Total of tax jurisdictions with net deferred tax assets	$4,970	$990
Total of tax jurisdictions with net deferred tax liabilities	(206,099)	(194,638)
Net deferred tax liabilities	$(201,129)	$(193,648)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the U.S. in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes were recorded with respect to such earnings. As of September 30, 2022, our foreign subsidiaries held approximately $37.2 million of cash and cash equivalents in either U.S. Dollars or local currencies.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $7.3 million and $12.6 million at September 30, 2022 and 2021, respectively.
We report interest and penalties as a component of income tax expense. We recognized interest expense relating to unrecognized tax benefits of $0.1 million for each of the years ended September 30, 2021, and 2020, respectively, with no comparative amounts in fiscal year 2022. The net liability balance at September 30, 2021, includes approximately $2.1 million and less than $0.1 million of interest and penalties, respectively, with no comparative amounts at September 30, 2022.
We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions and/or credits that would result from payment of uncertain tax amounts).

Table 11.6: Reconciliation of the Beginning and Ending Amounts of Potential Tax Benefits
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$12,642	$1,798	$3,001
Additions for acquired unrecognized tax benefits	—	11,244	—
Decreases for lapse of statue of limitations	(1,412)	—	—
Decreases for settlements with taxing authorities	(4,785)	—	—
Increases for tax positions taken in current year	2,231	300	770
Decreases for tax positions taken in current year	—	(700)	(1,973)
Balance at end of year	$8,676	$12,642	$1,798
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2019 and to state and local income tax examinations by tax authorities for years before 2017. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2018.
12. EQUITY
Stock Compensation
We grant restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to five years and one year for members of the board of directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.

Table 12.1: Restricted Stock Units and Performance Based Stock Units
	Restricted Stock Units	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested outstanding units as of September 30, 2021	630,443	85,004	715,447	$74.06
Granted	361,606	103,640	465,246	79.75
Cancelled/Forfeited	(49,793)	(329)	(50,122)	81.10
Vested	(389,613)	—	(389,613)	74.20
Non-vested outstanding units as of September 30, 2022	552,643	188,315	740,958	77.08
In addition to the non-vested shares, as part of individual elections made in the deferred compensation plan, certain directors and employees held approximately 276,000 vested but not issued awards as of September 30, 2022. These vested unissued units are included in outstanding shares for basic and diluted earnings per share, but are not reported as issued and outstanding in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders' Equity.
As of September 30, 2022, the intrinsic value of RSUs and PSUs expected to vest was $38.4 million.
For the years ended September 30, 2022, 2021, and 2020, the Company recognized share-based compensation expenses of $30.5 million, $28.6 million, and $23.7 million, respectively. The income tax benefit recorded on these charges for the same years was $6.9 million, $13.5 million, and $8.0 million, respectively. The expenses related to share-based compensation awards are recorded in selling and administrative expenses. As of September 30, 2022, there was $47.2 million of total estimated unrecognized compensation cost related to non-vested RSUs and PSUs. This cost is expected to be recognized over four years.
The weighted-average grant-date fair value of RSUs granted in years ended September 30, 2021 and 2020, was $76.80 and $74.26, respectively. The total fair value of RSUs vested during the years ended September 30, 2022, 2021, and 2020, was $23.5 million, $28.9 million, and $23.6 million, respectively.
Stock Repurchase Programs
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200.0 million of our common stock. During the years ended September 30, 2022, 2021, and 2020, the Company purchased 1.4 million, 0.1 million, and 2.8 million common shares at a cost of $96.1 million, $3.4 million, and $167.0 million, respectively. As of September 30, 2022, $50.6 million remained available for future stock repurchases.
Accumulated Other Comprehensive Income
All amounts recorded in accumulated other comprehensive loss are related to the our foreign currency translations and interest rate swap, net of tax. The following table shows changes in accumulated other comprehensive loss.

Table 12.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized loss on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2019	$(45,380)	$—	$(45,380)
Other comprehensive income before reclassifications	2,742	—	2,742
Net current period other comprehensive losses	2,742	—	2,742
Balance as of September 30, 2020	(42,638)	—	(42,638)
Other comprehensive income before reclassifications	3,033	(811)	2,222
Amounts reclassified from accumulated other comprehensive loss	—	508	508
Net current period other comprehensive income	3,033	(303)	2,730
Balance as of September 30, 2021	(39,605)	(303)	(39,908)
Other comprehensive income before reclassifications	(17,504)	23,004	5,500
Amounts reclassified from accumulated other comprehensive loss	—	447	447
Net current period other comprehensive income	(17,504)	23,451	5,947
Balance as of September 30, 2022	$(57,109)	$23,148	$(33,961)

13. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 13.1: Details of Cash and Cash Equivalents and Restricted Cash
	As of September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$40,658	$135,061
Restricted cash (1)	96,137	21,509
Cash, cash equivalents, and restricted cash	$136,795	$156,570
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets. At September 30, 2022, this balance includes $60.7 million of funds received from a customer which had previously been sold under our Receivables Purchase Agreement; this is offset by a corresponding liability in within "Other current liabilities". The majority of the remaining balance are funds held in trust on behalf of certain clients; this asset is similarly offset with a corresponding liability in "Other current liabilities".

Table 13.2: Supplemental Disclosures of Cash Flow Information
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Interest payments	$43,094	$14,539	$1,600
Income tax payments	$76,038	$99,899	$89,100

14. OTHER BALANCE SHEET COMPONENTS
Accounts Receivable, Net

Table 14.1: Details of Accounts Receivable, Net
	As of September 30,
	2022	2021
	(in thousands)
Billed and billable receivables	$723,979	$718,728
Unbilled receivables	91,404	124,135
Allowance for credit losses	(8,273)	(8,044)
Accounts receivable, net	$807,110	$834,819

Table 14.2: Changes in Allowance for Credit Losses
	For the Year Ended September 30,
	2022	2021	2020
	(in thousands)
Balance at beginning of period	$8,044	$6,051	$5,382
Provision for estimated credit losses	6,799	11,038	12,976
Write-offs, net of recoveries	(6,570)	(9,045)	(12,307)
Balance at end of period	$8,273	$8,044	$6,051
On September 21, 2022, we entered into a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain US-originated accounts receivable balances up to a maximum amount of $110.0 million. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge. The effective interest rate under this program was 4.08%.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.

For the year ended September 30, 2022, the fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $74.2 million. In exchange for these sales, we received $73.9 million of cash. The balance, representing a loss on sale from these transfers, is included within our selling, general and administrative expenses. We have recorded these transactions within our operating cash flows.
Property and Equipment, Net

Table 14.3: Details of Property and Equipment, Net
	As of September 30,
	2022	2021
	(in thousands)
Land	$—	$1,738
Building and improvements	—	11,981
Office furniture and equipment	209,258	254,102
Leasehold improvements	78,727	79,938
Property and equipment, at cost	287,985	347,759
Accumulated depreciation	(235,727)	(285,132)
Property and equipment, net	$52,258	$62,627
Depreciation expense for the years ended September 30, 2022, 2021, and 2020, was $28.3 million, $34.1 million, and $54.9 million, respectively. This expense was recorded within "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
In August 2022, we sold the land and buildings which held our corporate headquarters resulting in a gain on sale of $11.0 million.
Capitalized Software Costs, Net
Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in our operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software.
A summary of activities related to capitalized software costs is shown below:

Table 14.4: Details of Capitalized Software, Net
	As of September 30,
	2022	2021
	(in thousands)
Capitalized software	$161,353	$139,145
Accumulated amortization	(102,613)	(96,277)
Capitalized software, net	$58,740	$42,868
Amortization expense related to capitalized software for the years ended September 30, 2022, 2021, and 2020 was $14.1 million, $12.3 million, and $9.6 million, respectively. The majority of this amortization was recorded within our "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
The amortization totals above include $2.4 million, and $0.6 million of costs which were capitalized and subsequently written off during the years ended September 30, 2021 and 2020, respectively, with no comparable amounts for the year ended September 30, 2022. These costs were related to contracts that were deemed unrecoverable. This expense was recorded within "cost of revenue" on our consolidated statements of operations.
Deferred Contract Costs, Net
Deferred contract costs consist of contractually recoverable costs to fulfill related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.

A summary of activities related to deferred contract costs is shown below:

Table 14.5: Details of Deferred Contracts Costs, Net
	As of September 30,
	2022	2021
	(in thousands)
Deferred contract costs	$76,498	$67,209
Accumulated amortization	(28,766)	(30,723)
Total deferred contract costs, net	$47,732	$36,486
Amortization expense related to deferred contract costs for the years ended September 30, 2022, 2021, and 2020 was $8.9 million, $13.6 million, and $6.8 million, respectively. These amounts were recorded within our "cost of revenue" on our consolidated statements of operations.
The amortization totals above includes $4.4 million, and $0.6 million of costs which were written off during the years ended September 30, 2021 and 2020, respectively, with no comparable amounts for the year ended September 30, 2022. These costs were related to contracts in our U.S. Services and Outside the U.S. segments and are deemed unrecoverable. This expense was recorded within "cost of revenue" on our consolidated statements of operations.

15. COMMITMENTS AND CONTINGENCIES
Performance Bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. As of September 30, 2022, we had performance bond commitments totaling $19.0 million. These bonds are typically renewed annually and remain in place until the contractual obligations are satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.
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
We evaluate, on a regular basis, developments in our litigation matters and establish or make adjustments to our accruals as appropriate. A liability is accrued if a loss is probable and the amount of such loss can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated, or the risk of loss is only reasonably possible, a liability is not accrued. Due to the inherent uncertainty in the outcome of litigation, our estimates and assessments may prove to be incomplete or inaccurate and could be impacted by unanticipated events and circumstances, adverse outcomes or other future determinations.
Arizona Medicaid claims
From 2004 through 2009, we had a contract with the Arizona Health Care Cost Containment System (AHCCCS) in support of the state’s school-based Medicaid claims. We entered into separate agreements with the local school districts under which we assisted the districts with preparing and submitting claims to AHCCCS which, in turn, submitted claims for reimbursement to the Centers for Medicare and Medicaid Services (CMS).
CMS subsequently asserted two disallowances against AHCCCS. AHCCCS contested the first disallowance and ultimately settled that claim with CMS. The second disallowance of approximately $19.9 million is still being contested by AHCCCS in court. AHCCCS previously had asserted that its agreement with us requires us to reimburse AHCCCS for the amounts owed to CMS and, on October 18, 2022, AHCCCS sued Maximus pertaining to the first disallowance - Snyder v. Maximus, Case No. CV2022-053302, Superior Court for the County of Maricopa. AHCCCS is seeking damages from us of $5.4 million. Also, AHCCCS previously indicated its intention to seek reimbursement from us for the second disallowance if its court challenge is unsuccessful.
Our agreements with the school districts require them to reimburse us for such amounts, and therefore we believe the school districts are responsible for any amounts that ultimately must be refunded to CMS beyond the fees we were paid. Although we believe we have valid defenses to the claims asserted, we have accrued a contingent liability based upon our best estimate of the potential outcome. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter.

16. EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION
Defined Contribution Plan
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for company match, specified company contributions and discretionary company contributions. For the years ended September 30, 2022, 2021, and 2020, we contributed $28.0 million, $17.3 million, and $13.2 million to the 401(k) plans, respectively. Outside the U.S., we have a number of defined contribution pension plans and other employee benefit plans. For the years ended September 30, 2022, 2021, and 2020, we contributed $23.7 million, $22.8 million, and $18.6 million to these plans, respectively.
Deferred Compensation Plan
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 86% of the liabilities as of September 30, 2022. The assets within the Rabbi Trust include $22.8 million invested in mutual funds that have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value, with changes in fair value being recorded in the consolidated statements of operations.
17. SUBSEQUENT EVENT
On October 7, 2022, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on November 30, 2022, to shareholders of record on November 15, 2022. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.0 million.

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
Management's Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2022, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2022, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. At September 30, 2022, Aidvantage represented less than 1% and 1% of total and net assets, respectively, excluding the value of goodwill and intangible assets related to Aidvantage. Aidvantage contributed 4% and 3% of revenue and gross profit, respectively, for the fiscal year ended September 30, 2022. As permitted by the SEC, we excluded Aidvantage from our assessment of the effectiveness of internal controls over financial reporting at September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Maximus, Inc.'s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maximus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aidvantage, which is included in the 2022 consolidated financial statements of the Company and constituted less than 1% and 1% of total and net assets, respectively, excluding the value of goodwill and intangible assets related to Aidvantage, as of September 30, 2022 and 4% and 3% of revenue and gross profit, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aidvantage.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated November 22, 2022 expressed an unqualified opinion thereon.
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
November 22, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022.
Item 11. Executive Compensation
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of September 30, 2022, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our existing equity incentive plan. All shares under our existing equity incentive plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans/arrangements approved by the shareholders	1,158,178	$—	2,572,176
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	1,158,178	$—	2,572,176
All other information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2022.

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
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
2.1	Λ	Stock Purchase Agreement dated as of April 20, 2021 by and among VES Group, Inc., each of the parties identified as a "Shareholder" on the signature pages thereto, George C. Turek, in his capacity as Shareholder Representative as set forth in therein, Maximus Federal Services, Inc., and Maximus, Inc.*	8-K	1-12997	April 26, 2021	2.1

3.1		Amended and Restated Articles of Incorporation of the Company, as amended.	10-Q	1-12997	August 14, 2020	3.1

3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 10, 2013	3(i)

3.3		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 7, 2020	3.1

3.4		Amended and Restated Bylaws of the Company.	8-K	1-12997	June 19, 2015	3.2

4.1		Specimen Common Stock Certificate.	10-Q	1-12997	August 14, 1997	4.1

4.2		Description of Securities.	10-K	1-12997	November 19, 2020	4.2

10.1	Ù	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	S-1	333-21611	February 12, 1997	10.10

10.2	Ù	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and Maximus, Inc.	8-K	1-12997	January 16, 2018	10.1

10.3	Ù	Amended and Restated Income Continuity Program.	10-K	1-12997	November 16, 2015	10.6

10.4	Ù	Deferred Compensation Plan, as amended.	8-K	1-12997	November 27, 2007	10.3

10.5	Ù	2011 Equity Incentive Plan.	14A	1-12997	January 27, 2012	B

10.6	Ù	First Amendment to 2011 Equity Incentive Plan.	8-K	1-12997	December 21, 2015	10.1

10.7	Ù	1997 Equity Incentive Plan, as amended.	S-8	333-136400	August 8, 2006	4.3

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith
Λ	Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of omitted schedules to the Securities and Exchange Commission upon request.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
10.8	Ù	First Amendment to the 1997 Equity Incentive Plan, as amended.	8-K	1-12997	November 27, 2007	10.2

10.9	Ù	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	8-K	1-12997	June 23, 2006	10.1

10.10	Ù	2017 Equity Incentive Plan.	S-8	333-217657	May 4, 2017	4.5

10.11	Ù	2021 Omnibus Incentive Plan.	14A	1-12997	January 27, 2021	A

10.12	Ω	Credit Agreement, dated as of May 28, 2021 by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and each of JPMorgan Chase Bank, N.A., BofA Securities, Inc., Truist Securities Inc. and Wells Fargo Securities, LLC, in their capacities as joint lead arrangers and joint bookrunners.	8-K	1-12997	June 3, 2021	10.1

10.13		Separation, Confidentiality, and Non-Competition Agreement between Maximus, Inc. and Richard J. Nadeau.	8-K	1-12997	July 23, 2021	10.1

10.14		Consulting Services Agreement between Maximus, Inc. and Richard J. Nadeau.	8-K	1-12997	July 23, 2021	10.2

10.15		Separation, Confidentiality, and Non-Competition Agreement between Maximus, Inc. and Thomas D. Romeo.	8-K	1-12997	July 23, 2021	10.3

21.1	❖	List of Subsidiaries of the Company.

23.1	❖	Consent of Independent Registered Public Accounting Firm.

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith
Λ	Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of omitted schedules to the Securities and Exchange Commission upon request.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	November 22, 2022
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	November 22, 2022
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates included.

Name	Title	Date

/s/ Bruce L. Caswell	President and Chief Executive Officer (Principal Executive Officer) and Director	November 22, 2022
Bruce L. Caswell

/s/ David W. Mutryn	Chief Financial Officer (Principal Financial Officer)	November 22, 2022
David W. Mutryn

/s/ Theresa Golinvaux	Corporate Controller (Principal Accounting Officer)	November 22, 2022
Theresa Golinvaux

/s/ John J. Haley	Chair of the Board of Directors	November 22, 2022
John J Haley

/s/ Anne K. Altman	Vice Chair of the Board of Directors	November 22, 2022
Anne K. Altman

/s/ Richard A. Montoni	Vice Chair of the Board of Directors	November 22, 2022
Richard A. Montoni

/s/ Jan D. Madsen	Director	November 22, 2022
Jan D. Madsen

/s/ Gayathri Rajan	Director	November 22, 2022
Gayathri Rajan

/s/ Raymond B. Ruddy	Director	November 22, 2022
Raymond B. Ruddy

/s/ Michael J. Warren	Director	November 22, 2022
Michael J. Warren