Form 10-Q
period 2022-12-31
MAXIMUS, INC.
filed 2023-02-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,773,258 shares of the registrant's Common Stock outstanding as of February 6, 2023.

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the impact of the coronavirus ("COVID-19") global pandemic and related policy implications, and our recent acquisitions, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•a failure to meet performance requirements could lead to penalties, liquidated damages, actual damages, adverse settlement agreements, and/or contract termination;
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
•matters related to business we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 22, 2022.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands, except per share amounts)
Revenue	$1,249,246	$1,150,876
Cost of revenue	1,004,499	922,721
Gross profit	244,747	228,155
Selling, general, and administrative expenses	146,452	124,221
Amortization of intangible assets	23,518	22,405
Operating income	74,777	81,529
Interest expense	21,606	9,638
Other income/(expense), net	266	(311)
Income before income taxes	53,437	71,580
Provision for income taxes	13,442	18,250
Net income	$39,995	$53,330

Earnings per share:
Basic	$0.65	$0.86
Diluted	$0.65	$0.85
Weighted average shares outstanding:
Basic	61,117	62,262
Diluted	61,196	62,445

Dividends declared per share	$0.28	$0.28
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Net income	$39,995	$53,330
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,036	459
Net (losses)/gains on cash flow hedges, net of tax effect of $(1,349) and $957, respectively	(3,781)	2,685
Other comprehensive income	4,255	3,144
Comprehensive income	$44,250	$56,474
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	December 31, 2022	September 30, 2022
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$63,050	$40,658
Accounts receivable, net	1,014,046	807,110
Income taxes receivable	4,486	2,158
Prepaid expenses and other current assets	174,505	182,387
Total current assets	1,256,087	1,032,313
Property and equipment, net	50,181	52,258
Capitalized software, net	64,963	58,740
Operating lease right-of-use assets	162,289	132,885
Goodwill	1,783,239	1,779,415
Intangible assets, net	782,821	804,904
Deferred contract costs, net	49,030	47,732
Deferred compensation plan assets	39,606	37,050
Deferred income taxes	5,038	4,970
Other assets	41,661	42,447
Total assets	$4,234,915	$3,992,714
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$272,196	$264,553
Accrued compensation and benefits	118,505	178,199
Deferred revenue, current portion	96,201	87,146
Income taxes payable	12,422	718
Long-term debt, current portion	77,479	63,458
Operating lease liabilities, current portion	59,553	63,999
Other current liabilities	109,866	116,374
Total current liabilities	746,222	774,447
Deferred revenue, non-current portion	29,624	21,414
Deferred income taxes	203,545	206,099
Long-term debt, non-current portion	1,486,975	1,292,483
Deferred compensation plan liabilities, non-current portion	44,688	40,210
Operating lease liabilities, non-current portion	119,081	86,175
Other liabilities	23,773	22,515
Total liabilities	2,653,908	2,443,343
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,774 shares issued and outstanding as of December 31, 2022 and September 30 2022, respectively (shares in thousands)	562,679	557,978
Accumulated other comprehensive loss	(29,706)	(33,961)
Retained earnings	1,048,034	1,025,354
Total shareholders' equity	1,581,007	1,549,371
Total liabilities and shareholders' equity	$4,234,915	$3,992,714
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Cash flows from operating activities:
Net income	$39,995	$53,330
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	12,280	11,365
Amortization of intangible assets	23,518	22,405
Amortization of debt issuance costs and debt discount	1,034	649
Deferred income taxes	(1,331)	(229)
Stock compensation expense	4,403	8,248
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(200,749)	(14,114)
Prepaid expenses and other current assets	10,624	(5,115)
Deferred contract costs	(1,013)	(6,811)
Accounts payable and accrued liabilities	3,642	(32,452)
Accrued compensation and benefits	(53,271)	(56,305)
Deferred revenue	14,764	5,929
Income taxes	9,465	10,321
Operating lease right-of-use assets and liabilities	(948)	(6,370)
Other assets and liabilities	2,928	6,230
Net cash used in operating activities	(134,659)	(2,919)
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(15,697)	(6,327)
Net cash used in investing activities	(15,697)	(6,327)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(17,017)	(17,347)
Purchases of Maximus common stock	—	(1,379)
Tax withholding related to RSU vesting	(8,475)	(9,673)
Payments for contingent consideration	(1,415)	—
Proceeds from borrowings	268,702	100,000
Principal payments for debt	(61,355)	(16,685)
Restricted cash movements	(9,473)	—
Net cash provided by financing activities	170,967	54,916
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,421	372
Net change in cash, cash equivalents, and restricted cash	23,032	46,042
Cash, cash equivalents and restricted cash, beginning of period	136,795	156,570
Cash, cash equivalents and restricted cash, end of period	$159,827	$202,612
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	$562,679	$(29,706)	$1,048,034	$1,581,007

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	$543,032	$(36,764)	$1,022,158	$1,528,426
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading operator of government health and human services programs and provider of technology solutions to governments. Under our mission of Moving People Forward, we offer industry-leading expertise, including citizen engagement, eligibility and program integrity, independent clinical assessments, case management, and technology modernization services to enable citizens around the globe to successfully engage with their governments at all levels. We are a proud partner to government agencies in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, Sweden, United Arab Emirates, and the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended September 30, 2022 included in our Annual Report on Form 10-K for the fiscal year then ended (the "2022 10-K"). We have continued to follow the accounting policies set forth in those financial statements.
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
In May 2021, we acquired VES Group, Inc. As part of the acquisition, we allocated a valuation of $27 million to certain technology assets used by the business, which we elected to amortize over twelve years, which was our best estimate of asset life at that time. In fiscal year 2023, we have taken the opportunity to improve our technology portfolio, including the development of technology which will eventually replace much of the acquired technology. Accordingly, we have revised the asset life on the existing technology assuming the assets will cease being used by September 2026. This change in estimated useful life will result in additional annual amortization expense of $3.8 million per year. In the three months ended December 31, 2022, this change reduced our diluted earnings per share by approximately $0.01.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage which continues to be managed within this segment. Benefiting from the 2021 acquisition of the Attain Federal business, now managed as Technology Consulting Services, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES Group, Inc., which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs.
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. As part of the government's COVID-19 response efforts, the segment supported contact tracing, disease investigation, and vaccine distribution support services during the peak of the pandemic. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, Sweden, and UAE where we predominantly provide employment support and job seeker services.

Table 3.1: Results of Operation by Business Segment
	For the Three Months Ended
	December 31, 2022		December 31, 2021
	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$618,167		$581,871
U.S. Services	439,478		386,417
Outside the U.S.	191,601		182,588
Revenue	$1,249,246		$1,150,876
Gross profit:
U.S. Federal Services	$122,694	19.8%	$126,576	21.8%
U.S. Services	83,598	19.0%	89,699	23.2%
Outside the U.S.	38,455	20.1%	11,880	6.5%
Gross profit	$244,747	19.6%	$228,155	19.8%
Selling, general, and administrative expenses:
U.S. Federal Services	$71,649	11.6%	$64,925	11.2%
U.S. Services	45,842	10.4%	35,102	9.1%
Outside the U.S.	28,389	14.8%	21,340	11.7%
Other (2)	572	NM	2,854	NM
Selling, general, and administrative expenses	$146,452	11.7%	$124,221	10.8%
Operating income:
U.S. Federal Services	$51,045	8.3%	$61,651	10.6%
U.S. Services	37,756	8.6%	54,597	14.1%
Outside the U.S.	10,066	5.3%	(9,460)	(5.2)%
Amortization of intangible assets	(23,518)	NM	(22,405)	NM
Other (2)	(572)	NM	(2,854)	NM
Operating income	$74,777	6.0%	$81,529	7.1%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)Other expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by contract type and customer type. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results, which is further discussed in "Note 3. Business Segments."

Table 4.1: Revenue by Contract Type
	For the Three Months Ended
	December 31, 2022		December 31, 2021
	(dollars in thousands)
Performance-based	$569,217	45.6%	$490,956	42.7%
Cost-plus	347,319	27.8%	340,081	29.5%
Fixed price	175,073	14.0%	151,505	13.2%
Time and materials	157,637	12.6%	168,334	14.6%
Total revenue	$1,249,246		$1,150,876

Table 4.2: Revenue by Customer Type
	For the Three Months Ended
	December 31, 2022		December 31, 2021
	(dollars in thousands)
U. S. federal government agencies	$603,918	48.3%	$564,094	49.0%
U.S. state government agencies	437,362	35.0%	371,547	32.3%
International government agencies	181,760	14.5%	171,375	14.9%
Other, including local municipalities and commercial customers	26,206	2.1%	43,860	3.8%
Total revenue	$1,249,246		$1,150,876
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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of December 31, 2022 and September 30, 2022, $19.0 million and $13.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.

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
During the three months ended December 31, 2022, we recognized revenue of $51.1 million included in our deferred revenue balances at September 30, 2022. During the three months ended December 31, 2021, we recognized revenue of $41.2 million included in our deferred revenue balances at September 30, 2021.
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
Changes to our estimates are recognized on a cumulative catch-up basis. For the three months ended December 31, 2022, there was no material effect on revenue or diluted earnings per share from changes in estimates. The corresponding change for the three months ended December 31, 2021 was a reduction to revenue and diluted earnings per share of $4.7 million and $0.05, respectively.
Remaining performance obligations
As of December 31, 2022, we had approximately $425 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Basic weighted average shares outstanding	61,117	62,262
Dilutive effect of unvested RSUs and PSUs	79	183
Denominator for diluted earnings per share	61,196	62,445
The diluted earnings per share calculation for the three months ended December 31, 2022 and 2021 excludes approximately 804,000 and 135,000 unvested anti-dilutive restricted stock units, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	December 31, 2022	September 30, 2022
	(in thousands)
Term Loan A, due 2026	$957,500	$971,250
Term Loan B, due 2028	347,592	395,000
Revolver	261,566	—
Subsidiary loan agreements	7,135	64
Total debt principal	1,573,793	1,366,314
Less: Unamortized debt-issuance costs and discounts	(9,339)	(10,373)
Total debt	1,564,454	1,355,941
Less: Current portion of long-term debt	(77,479)	(63,458)
Long-term debt	$1,486,975	$1,292,483
We entered into a credit agreement with JPMorgan Chase Bank, N.A. in May 2021 comprised of Term Loan A, Term Loan B, and a $600.0 million revolving credit facility ("Revolver"). During the first quarter of fiscal year 2023, we converted our interest rate index from the London Interbank Overnight Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR").
The Credit Agreement requires us to comply with a number of covenants, including leverage and interest coverage ratios. At December 31, 2022, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow funds to meet any short-term working capital needs.
The following table sets forth future minimum principal payments due under our debt obligations as of December 31, 2022 for the remainder of fiscal year 2023 through fiscal year 2027 and thereafter:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
January 1, 2023 through September 30, 2023	$57,873
Year ended September 30, 2024	85,985
Year ended September 30, 2025	92,860
Year ended September 30, 2026	1,002,551
Year ended September 30, 2027	3,485
Thereafter	331,039
Total Payments	$1,573,793
Interest Rate Derivative Instruments
To reduce our interest rate credit risk, we entered into interest-rate swap agreements covering $500 million of our Term Loan A, effectively setting a fixed rate for a portion of our debt. The balance of the debt pays interest based upon an index. The floating interest rate on these instruments was converted from LIBOR to SOFR in December 2022, concurrent with our debt agreements. In converting our debt and interest-rate swaps, we utilized the practical expedients allowed under ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which allowed us to treat these amendments as though the modification was not substantial. At December 31, 2022, our effective interest rate, including the original issuance costs and discount rate, was 6.0%.
Our interest-rate swap agreements expire in May 2026, concurrently with the Term Loan A maturity. As of December 31, 2022, we had an asset of $29.0 million and a liability of $2.7 million, compared to an asset of $31.4 million as of September 30, 2022. These balances were recorded in "other assets" and "other liabilities", respectively, on our consolidated balance sheet. As these hedges are considered effective, all gains and losses are reported within accumulated other comprehensive income on our consolidated statement of comprehensive income.

7. FAIR VALUE MEASUREMENTS
The following assets and liabilities are recorded at fair value on a recurring basis.
•We hold mutual fund assets within a Rabbi Trust to cover liabilities in our deferred compensation plan. These assets have prices quoted within active markets and, accordingly, are classified as level 1 within the fair value hierarchy.
•We have two interest rate swap agreements, serving to reduce our interest rate risk on our debt. These assets and liabilities can be valued using observable data and, accordingly, are classified as level 2 within the fair value hierarchy.
•We anticipate paying additional consideration for certain acquisitions based upon the subsequent performance of the businesses acquired. This liability is based upon our internal assumptions over revenues, margins, volumes, and contract terms. Accordingly, these inputs are not observable and are classified as level 3 within the fair value hierarchy.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended December 31, 2022.

Table 7.1: Fair Value Measurements
	As of December 31, 2022
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$24,316	$—	$—	$24,316
Interest rate swap - $300 million notional value	—	29,012	—	29,012
Total assets	$24,316	$29,012	$—	$53,328
Liabilities:
Interest rate swap - $200 million notional value	$—	$2,733	$—	$2,733
Contingent consideration	—	—	16,439	16,439
Total liabilities	$—	$2,733	$16,439	$19,172
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
Accumulated Other Comprehensive Income
All amounts recorded in accumulated other comprehensive loss are related to our foreign currency translations and interest rate swap, net of tax. The following table shows changes in accumulated other comprehensive loss:

Table 7.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2022	$(57,109)	$23,148	$(33,961)
Other comprehensive income before reclassifications	8,036	(2,467)	5,569
Amounts reclassified from accumulated other comprehensive loss	—	(1,314)	(1,314)
Net current period other comprehensive losses	8,036	(3,781)	4,255
Balance as of December 31, 2022	$(49,073)	$19,367	$(29,706)

Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. Future payments are based upon volumes, up to a maximum payment of $65.0 million. At December 31, 2022 and September 30, 2022, the Aidvantage contingent consideration was $14.0 million and $13.8 million, respectively.
•In January 2022, we acquired BZ Bodies Limited. Future payments are based upon the performance of the business through December 2023, up to a maximum payment of $2.4 million (£2.0 million British Pounds). At December 31, 2022 and September 30, 2022, we recorded a contingent consideration liability for the maximum payment, which we anticipate making in fiscal year 2024.
•In December 2015, we acquired companies doing business as Assessments Australia. Future payments were based upon future revenue earnings. The deadline for the payment expired on December 31, 2022, with no payment being required.
Movement in our contingent consideration balance is as follows:

Table 7.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2022	$16,236
Adjustments to fair value recorded in the period	1,414
Cash payments	(1,415)
Foreign currency translations	204
Closing contingent consideration as of December 31, 2022	$16,439

8. EQUITY
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
During the three months ended December 31, 2022, we issued approximately 308,000 RSUs, which will vest ratably over three to four years, and approximately 137,000 PSUs, which will vest after three years.

9. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 9.1: Details of Cash and Cash Equivalents and Restricted Cash
	December 31, 2022	September 30, 2022
	(in thousands)
Cash and cash equivalents	$63,050	$40,658
Restricted cash (1)	96,777	96,137
Cash, cash equivalents, and restricted cash	$159,827	$136,795
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets. At December 31, 2022 and September 30, 2022, this balance includes $52.3 million and $60.7 million, respectively, of funds received from a customer which had previously been sold under our Receivables Purchase Agreement; this is offset by a corresponding liability in "Other current liabilities". The majority of the remaining balance are funds held in trust on behalf of certain clients; this asset is similarly offset with a corresponding liability in "Other current liabilities".

Table 9.2: Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Interest payments	$19,748	$8,943
Income tax payments	$4,982	$8,009
Accounts Receivable, Net

Table 9.3: Details of Accounts Receivable, Net
	December 31, 2022	September 30, 2022
	(in thousands)
Billed and billable receivables	$879,851	$723,979
Unbilled receivables	142,844	91,404
Allowance for credit losses	(8,649)	(8,273)
Accounts receivable, net	$1,014,046	$807,110
In September 2022, we entered into a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain US-originated accounts receivable balances up to a maximum amount of $110.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.
For the three months ended December 31, 2022, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $209.6 million. In exchange for these sales, we received $208.5 million of cash. The balance, representing a loss on sale from these transfers, is included within our selling, general and administrative expenses. We have recorded these transactions within our operating cash flows. The effective annual interest rate under this program was 4.8%.

10. COMMITMENTS AND CONTINGENCIES
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
Arizona Medicaid claims
From 2004 through 2009, we had a contract with the Arizona Health Care Cost Containment System (AHCCCS) in support of the state’s school-based Medicaid claims. We assisted local school districts with preparing and submitting claims to AHCCCS which, in turn, submitted claims for reimbursement to the Centers for Medicare and Medicaid Services (CMS).
CMS subsequently asserted two disallowances against AHCCCS. AHCCCS contested the first disallowance and ultimately settled that claim with CMS. The second disallowance of approximately $19.9 million was being contested by AHCCCS in court. AHCCCS previously asserted that its agreement with us required us to reimburse AHCCCS for the amounts owed to CMS and, on October 18, 2022, AHCCCS sued Maximus pertaining to the first disallowance - Snyder v. Maximus, Case No. CV2022-053302, Superior Court for the County of Maricopa. AHCCCS sought damages from us of $5.4 million. In December 2022, Maximus and AHCCCS agreed to settle both the lawsuit pertaining to the first disallowance and any assertions by AHCCCS pertaining to the second disallowance. The amount of the settlement had previously been accrued by the company. We exited the federal healthcare-claiming business in 2009 and no longer provide the services at issue in this matter.

11. SUBSEQUENT EVENT
On January 6, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on February 28, 2023, to shareholders of record on February 15, 2023. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2022 filed with the Securities and Exchange Commission on November 22, 2022 (the "2022 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
We are a global company with approximately 39,500 employees and 12,550 contingent workers dedicated to helping governments on four continents to administer their citizen-facing programs. Under our mission of Moving People Forward, we offer industry-leading expertise, including citizen engagement, eligibility and program integrity, independent clinical assessments and case management, and technology modernization services to enable citizens around the globe to successfully engage with their governments at all levels. We are instrumental in helping people who need governmental support get it.
Over the past five years, we have executed a three-pronged growth strategy: we have evolved through our digital transformation to meet the modernization needs of our clients; we have expanded our clinical assessment capabilities to meet growing demand for independent and conflict-free clinical services; and we have expanded our markets, both organically and through acquisitions.
In fiscal year 2022, we refreshed our strategy and updated the three pillars on which we will focus growth efforts for the next three to five years:
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
•Future of Health. We are expanding our clinical-related services and are experienced at delivering clinical BPS services at scale. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services, and adjudicate complicated benefits appeals. With the formation of Maximus Public Health ("MPH"), we are able to serve as a resource to governments as they respond to public health threats and address lessons learned from the global pandemic.
•Advanced Technologies for Modernization. We are furthering our credibility as a technology leader, enabling the transformation of government programs to be resilient, dynamic, integrated, and equitable. Leveraging our deep relationships and program knowledge, we are delivering technology-driven business transformation of government missions with a strategic near-term focus on hybrid cloud solutions, information intelligence, and hyper-automation.

Financial Overview
A number of factors have affected our results for the first quarter of fiscal year 2023, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•Our results have been tempered by the strength of the United States Dollar compared to the other currencies in which we do business.
•Although we have reported growth in all three segments, our profit margins within the United States in our current year are lower than in prior years. The end of short-term pandemic-related work, which had higher margins, is the principal driver.
•Our work in both periods has been affected by the ongoing public health emergency. Our results in future periods are expected to receive the benefit of increases in transaction-based work which was reduced or suspended as a result of the pandemic.
•The cost of financing our debt has increased year-over-year as interest rates have increased.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months ended December 31, 2022 and December 31, 2021.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
Revenue	$1,249,246	$1,150,876
Cost of revenue	1,004,499	922,721
Gross profit	244,747	228,155
Gross profit percentage	19.6%	19.8%
Selling, general, and administrative expenses	146,452	124,221
Selling, general, and administrative expenses as a percentage of revenue	11.7%	10.8%
Amortization of intangible assets	23,518	22,405
Operating income	74,777	81,529
Operating margin	6.0%	7.1%
Interest expense	21,606	9,638
Other income/(expense), net	266	(311)
Income before income taxes	53,437	71,580
Provision for income taxes	13,442	18,250
Effective tax rate	25.2%	25.5%
Net income	$39,995	$53,330
Earnings per share:
Basic	$0.65	$0.86
Diluted	$0.65	$0.85
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2022
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended December 31, 2021	$1,150,876		$922,721		$228,155
Organic effect	118,643	10.3%	98,924	10.7%	19,719	8.6%
Acquired growth	2,113	0.2%	1,256	0.1%	857	0.4%
Currency effect compared to the prior period	(22,386)	(1.9)%	(18,402)	(2.0)%	(3,984)	(1.7)%
Three Months Ended December 31, 2022	$1,249,246	8.5%	$1,004,499	8.9%	$244,747	7.3%
Selling, general, and administrative expenses ("SG&A")
Selling, general, and administrative expenses ("SG&A") consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense has increased year-over-year primarily driven by growth in our business, including additional spending in anticipation of future work, and approximately $6.5 million related to severance programs anticipated to reduce costs in future periods.
Interest Expense
Our interest expense increased from $9.6 million in the first quarter of fiscal year 2022 to $21.6 million in the first quarter of fiscal year 2023, principally driven by increases in our interest rate. Our effective interest rate at December 31, 2022 was 6.0%, compared to 2.3% at December 31, 2021. We have mitigated our risk by fixing interest rates on $500 million of our debt and our near term capital allocation plan continues to prioritize reducing our debt using our free cash flow.
Provision for Income Taxes
Our effective income tax rate for the three months ended December 31, 2022 and 2021, was 25.2 % and 25.5%, respectively. For fiscal year 2023, we expect the effective tax rate to be between 24.5% and 25.5%.
U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage which continues to be managed within this segment. Benefiting from the 2021 acquisition of the Attain Federal business, now managed as Technology Consulting Services, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions with the acquisition of VES Group, Inc., which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs.

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Revenue	$618,167	$581,871
Cost of revenue	495,473	455,295
Gross profit	122,694	126,576
Selling, general, and administrative expenses	71,649	64,925
Operating income	51,045	61,651
Gross profit percentage	19.8%	21.8%
Operating margin percentage	8.3%	10.6%
Our revenue and cost of revenue for the three months ended December 31, 2022, increased 6.2% and 8.8%, respectively. All growth in fiscal year 2023 was organic and net of anticipated declines in short-term work related to the pandemic.
Our U.S. Federal Services business grew from higher volumes in clinical services due, in part, to new wins and from the expansion of a large, cost-plus contract. As is typically the case, such contracts record lower margins than transaction-based work. Fiscal year 2022 also received some benefit from short-term, higher-margin work related to the pandemic.
We anticipate that our U.S. Federal Services business will continue to grow in fiscal year 2023, driven primarily by additional volumes anticipated in the VES business. We anticipate operating margins will range between 10% and 11%.
U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. As part of the government's COVID-19 response efforts, the segment supported contact tracing, disease investigation, and vaccine distribution support services during the peak of the pandemic. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Revenue	$439,478	$386,417
Cost of revenue	355,880	296,718
Gross profit	83,598	89,699
Selling, general, and administrative expenses	45,842	35,102
Operating income	37,756	54,597
Gross profit percentage	19.0%	23.2%
Operating margin percentage	8.6%	14.1%
Our revenue and cost of revenue for the three months ended December 31, 2022, increased 13.7% and 19.9%, respectively, compared to three months ended December 31, 2021. All movement was organic and net of anticipated declines in short-term work related to the pandemic.
New business has increased revenue but margins remain tempered as the short-term, pandemic-related work from prior years has declined.

This segment is expected to see the greater benefit from the resumption of Medicaid eligibility redeterminations, following passage of the Consolidated Appropriations Act, 2023 (the omnibus spending bill) which decouples redeterminations from the end of the Public Health Emergency (PHE). Subsequent to the passage of the omnibus spending bill, President Biden on January 30, 2023 announced plans to end the existing PHE and national emergency declarations on May 11, 2023. While this will impact areas of healthcare delivery such as COVID testing, treatment and telemedicine, the decoupling of Medicaid redeterminations under the omnibus spending bill effectively superseded this decision by the administration. The nature and timing of the benefit will be dependent upon how the states coordinate the return of these services, but we anticipate that services will commence during our third fiscal quarter, with a greater contribution in the final quarter of the year. We anticipate a full year operating profit margin will be between 9% and 11%.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia (formerly jobactive) and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, Sweden, and UAE, where we predominantly provide employment support and job seeker services.

Table MD&A 5: Outside the U.S. Segment - Financial Results
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Revenue	$191,601	$182,588
Cost of revenue	153,146	170,708
Gross profit	38,455	11,880
Selling, general, and administrative expenses	28,389	21,340
Operating (loss)/income	10,066	(9,460)
Gross profit percentage	20.1%	6.5%
Operating margin percentage	5.3%	(5.2)%

Table MD&A 6: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2021	$182,588		$170,708		$11,880
Organic effect	29,286	16.0%	(416)	(0.2)%	29,702	250.0%
Acquired growth	2,113	1.2%	1,256	0.7%	857	7.2%
Currency effect compared to the prior period	(22,386)	(12.3)%	(18,402)	(10.8)%	(3,984)	(33.5)%
Three Months Ended December 31, 2022	$191,601	4.9%	$153,146	(10.3)%	$38,455	223.7%
This segment experienced significant organic revenue growth with stable costs. This benefit was partially offset by significant declines in the value of international currencies against the United States Dollar.
Our organic revenue growth is principally driven by the United Kingdom Restart contract, which is now at full capacity; our margins in fiscal year 2022 were tempered as the Restart contract was still ramping up. Within our Australian business, we have taken steps to reduce costs to reflect the decline in our work.

Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. As a result, changes in our estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. Our estimates are based upon historical performance, where appropriate and available, and are constantly updated. This segment also includes a large software implementation project where revenue is based upon estimates of our anticipated overall performance. Changes in this estimate are recorded upon as a cumulative adjustment to revenue. There were no significant adjustments in this fiscal quarter.
We anticipate our Outside the United States Segment will experience greater stability in fiscal year 2023, with less disruption from residual pandemic factors and underpinned by our core programs. We anticipate operating margins will range between 3% and 7% for the full fiscal year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of December 31, 2022, we had $63.1 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
During the first quarter of fiscal year 2023, we entered into a number of debt-related transactions.
•We entered into an additional interest rate swap, to bring the total balance of our credit facility subject to fixed rates to $500 million. This allows us greater opportunity to predict and manage our interest payments.
•We amended both our debt and the corresponding interest rate swaps to use interest rates based upon the Secured Overnight Financing Rate (SOFR), replacing the previous LIBOR basis. This transaction anticipates the phasing out of LIBOR rates in 2023.
•As part of the transition to SOFR, we took the opportunity to redeem some of our Term Loan B debt, which we repaid using our revolving credit facility.

Table MD&A 7: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Operating activities:
Net cash used in operating activities	$(134,659)	$(2,919)
Net cash used in investing activities	(15,697)	(6,327)
Net cash provided by financing activities	170,967	54,916
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	2,421	372
Net change in cash and cash equivalents and restricted cash	$23,032	$46,042
Net Cash Used In Operating Activities
Net cash used in operating activities was $134.7 million in fiscal year 2023. Our first fiscal quarter is typically light for cash flow as collections often slow in December, bonus payments are made and, in recent years, we have paid deferred payroll taxes. The biggest driver of this decline was due to strong collections experienced in the fourth quarter of last year, followed by delays in December. Our Days Sales Outstanding ("DSO") at September 30, 2022 was 62 days; the corresponding DSO at December 31, 2022 was 74 days. We anticipate improved collections through the remainder of the year; by the end of January we had already received sufficient funds to pay down approximately $75 million of revolving debt. Operating cash flows were also affected by increases in the costs of servicing our debt, owing to rising interest rates.
Net Cash Used In Investing Activities
Investing activities in fiscal years 2023 and 2022 reflect acquisitions of property and equipment and investment in software.

Net Cash Provided By Financing Activities
Our net borrowings on our credit agreement correspond with the slow payments received this quarter.
At September 30, 2022, our restricted cash balance was inflated by a large customer receivable of $60.4 million, which was paid to us after we had sold the balance to a third party, resulting in a financing cash inflow. At December 2022, a similar event arose for a sum of $52.3 million. Absent further transactions, we anticipate a financing cash outflow of $52.3 million related to this cash balance at March 31, 2023.
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
Free Cash Flow

Table MD&A 8: Free Cash Flow
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Net cash used in operating activities	$(134,659)	$(2,919)
Purchases of property and equipment and capitalized software	(15,697)	(6,327)
Free cash flow	$(150,356)	$(9,246)

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on November 22, 2022, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended December 31, 2022.

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
For the three months ended December 31, 2022, 15% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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
Our recent acquisitions have resulted in significant intangible assets which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. Accordingly, we have calculated our operating profit, net income, and earnings per share, excluding the effect of the amortization of intangible assets. We have included the following table showing our reconciliation of these income measures to their corresponding U.S. GAAP measures.

Table MD&A 9: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
Operating income	$74,777	$81,529
Add back: Amortization of intangible assets	23,518	22,405
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$98,295	$103,934
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	7.9%	9.0%

Net income	$39,995	$53,330
Add back: Amortization of intangible assets, net of tax	17,360	16,530
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$57,355	$69,860

Diluted earnings per share	$0.65	$0.85
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.29	0.27
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$0.94	$1.12
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
•The Credit Agreement requires us to adjust for unusual, non-recurring expenses, certain non-cash adjustments and estimated synergies from acquisitions.
We have provided a reconciliation from net income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Adjusted EBITDA per our Credit Agreement, as shown below.

Table MD&A 10: Reconciliation of Net Income to Non-GAAP Adjusted EBITA, Non-GAAP Adjusted EBITDA, and Non-GAAP Adjusted EBITDA per our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	December 31, 2022	December 31, 2022
	(in thousands)
Net income	$39,995	$190,493
Adjustments:
Interest expense	21,606	57,933
Other (income)/expense, net	(266)	2,258
Provision for income taxes	13,442	68,462
Amortization of intangibles	23,518	91,578
Stock compensation expense	4,403	26,631
Acquisition-related expenses	1,394	(764)
Gain on sale of land and building	—	(11,046)
Adjusted EBITA - Non-GAAP measure	104,092	425,545
Depreciation and amortization of property, equipment, and capitalized software	12,280	43,245
Adjusted EBITDA - Non-GAAP measure	116,372	$468,790
Adjustments permitted by our credit agreement - Non-GAAP measure	13,513	40,328
Adjusted EBITDA per our credit agreement - Non-GAAP measure	$129,885	$509,118

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2022 Form 10-K, as filed with the SEC on November 22, 2022, have not changed materially during the three month period ended December 31, 2022.
Item 4. Controls and Procedures
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 10. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended December 31, 2022, to the risk factors previously disclosed in the 2022 Form 10-K, as filed with the SEC on November 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
Item 6. Exhibits

Exhibit No.		Description of Exhibit
31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

10.1	❖	Amendment No. 3 to Credit Agreement by and between the Company, JPMorgan Chase Bank, N.A., as administrative agent and the lenders.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

❖	Filed herewith.
Φ	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	February 9, 2023
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	February 9, 2023
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)