Form 10-Q
period 2023-03-31
MAXIMUS, INC.
filed 2023-05-04
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,783,621 shares of the registrant's Common Stock outstanding as of May 1, 2023.

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
Forward-looking statements that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, the residual impacts of the coronavirus ("COVID-19") global pandemic, and our recent acquisitions, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•the costs and outcome of litigation;
•the effects of changes in laws and regulations governing our business, including tax laws and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies, and practices, and our ability to estimate the impact of such changes;
•matters related to businesses we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 22, 2022.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
Revenue	$1,206,852	$1,177,326	$2,456,098	$2,328,202
Cost of revenue	978,249	948,875	1,982,748	1,871,596
Gross profit	228,603	228,451	473,350	456,606
Selling, general, and administrative expenses	142,448	130,307	288,900	254,528
Amortization of intangible assets	23,650	22,856	47,168	45,261
Operating income	62,505	75,288	137,282	156,817
Interest expense	20,999	9,438	42,605	19,076
Other income, net	818	715	1,084	404
Income before income taxes	42,324	66,565	95,761	138,145
Provision for income taxes	10,536	16,469	23,978	34,719
Net income	$31,788	$50,096	$71,783	$103,426

Earnings per share:
Basic	$0.52	$0.81	$1.17	$1.66
Diluted	$0.52	$0.80	$1.17	$1.66
Weighted average shares outstanding:
Basic	61,120	62,227	61,119	62,256
Diluted	61,383	62,381	61,265	62,409

Dividends declared per share	$0.28	$0.28	$0.56	$0.56
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(in thousands)
Net income	$31,788	$50,096	$71,783	$103,426
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	965	(23)	9,001	436
Net (losses)/gains on cash flow hedge, net of tax effect of $(1,630), $3,814, $(2,979), and $4,772, respectively	(4,562)	10,689	(8,343)	13,374
Other comprehensive (loss)/income	(3,597)	10,666	658	13,810
Comprehensive income	$28,191	$60,762	$72,441	$117,236
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	March 31, 2023	September 30, 2022
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$56,344	$40,658
Accounts receivable, net	742,387	807,110
Income taxes receivable	12,156	2,158
Prepaid expenses and other current assets	141,017	182,387
Total current assets	951,904	1,032,313
Property and equipment, net	46,915	52,258
Capitalized software, net	71,393	58,740
Operating lease right-of-use assets	162,633	132,885
Goodwill	1,780,200	1,779,415
Intangible assets, net	751,194	804,904
Deferred contract costs, net	47,498	47,732
Deferred compensation plan assets	42,049	37,050
Deferred income taxes	5,865	4,970
Other assets	39,205	42,447
Total assets	$3,898,856	$3,992,714
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$259,463	$264,553
Accrued compensation and benefits	156,990	178,199
Deferred revenue, current portion	66,796	87,146
Income taxes payable	4,482	718
Long-term debt, current portion	84,490	63,458
Operating lease liabilities, current portion	55,928	63,999
Other current liabilities	53,026	116,374
Total current liabilities	681,175	774,447
Deferred revenue, non-current portion	25,776	21,414
Deferred income taxes	201,079	206,099
Long-term debt, non-current portion	1,205,028	1,292,483
Deferred compensation plan liabilities, non-current portion	43,706	40,210
Operating lease liabilities, non-current portion	121,957	86,175
Other liabilities	18,413	22,515
Total liabilities	2,297,134	2,443,343
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,784 and 60,774 shares issued and outstanding as of March 31, 2023, and September 30, 2022, respectively (shares in thousands)	572,632	557,978
Accumulated other comprehensive loss	(33,303)	(33,961)
Retained earnings	1,062,393	1,025,354
Total shareholders' equity	1,601,722	1,549,371
Total liabilities and shareholders' equity	$3,898,856	$3,992,714
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$71,783	$103,426
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	26,321	21,199
Amortization of intangible assets	47,168	45,261
Amortization of debt issuance costs and debt discount	1,635	1,297
Deferred income taxes	(1,368)	(3,318)
Stock compensation expense	13,943	15,052
Loss on sale of businesses	883	—
Change in assets and liabilities, net of effects of business combinations and disposals:
Accounts receivable	62,529	(49,064)
Prepaid expenses and other current assets	13,412	9,769
Deferred contract costs	583	(6,431)
Accounts payable and accrued liabilities	(6,361)	(3,047)
Accrued compensation and benefits	(14,222)	(28,281)
Deferred revenue	(18,347)	18,473
Income taxes	(6,578)	(13,515)
Operating lease right-of-use assets and liabilities	(2,072)	(1,293)
Other assets and liabilities	(14,272)	2,331
Net cash provided by operating activities	175,037	111,859
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(33,751)	(22,898)
Acquisitions of businesses, net of cash acquired	—	(4)
Proceeds from sale of businesses	9,124	—
Net cash used in investing activities	(24,627)	(22,902)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(34,033)	(34,659)
Purchases of Maximus common stock	—	(25,843)
Tax withholding related to RSU vesting	(8,475)	(9,673)
Payments for contingent consideration	(4,041)	—
Proceeds from borrowings	462,398	240,000
Principal payments for debt	(530,460)	(303,708)
Restricted cash movements	(57,060)	—
Net cash used in financing activities	(171,671)	(133,883)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,186	324
Net change in cash, cash equivalents, and restricted cash	(18,075)	(44,602)
Cash, cash equivalents and restricted cash, beginning of period	136,795	156,570
Cash, cash equivalents and restricted cash, end of period	$118,720	$111,968
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	$562,679	$(29,706)	$1,048,034	$1,581,007
Net income	—	—	—	31,788	31,788
Foreign currency translation	—	—	965	—	965
Cash flow hedge, net of tax	—	—	(4,562)	—	(4,562)
Cash dividends	—	—	—	(17,016)	(17,016)
Dividends on RSUs	—	413	—	(413)	—
Stock compensation expense	—	9,540	—	—	9,540
RSUs vested	10	—	—	—	—
Balance as of March 31, 2023	60,784	$572,632	$(33,303)	$1,062,393	$1,601,722

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	$543,032	$(36,764)	$1,022,158	$1,528,426
Net income	—	—	—	50,096	50,096
Foreign currency translation	—	—	(23)	—	(23)
Cash flow hedge, net of tax	—	—	10,689	—	10,689
Cash dividends	—	—	—	(17,312)	(17,312)
Dividends on RSUs	—	392	—	(392)	—
Purchases of Maximus common stock	(330)	—	—	(24,464)	(24,464)
Stock compensation expense	—	6,804	—	—	6,804
RSUs vested	4	—	—	—	—
Balance as of March 31, 2022	61,610	$550,228	$(26,098)	$1,030,086	$1,554,216
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading operator of government health and human services programs and provider of technology solutions to governments. Under our mission of Moving People Forward, we offer industry-leading expertise, including citizen engagement, eligibility and program integrity, independent clinical assessments, case management, and technology modernization services to enable citizens around the globe to successfully engage with their governments at all levels. We are a proud partner to government agencies in the United States, Australia, Canada, Italy, Saudi Arabia, Singapore, South Korea, United Arab Emirates, and the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation.
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
In May 2021, we acquired VES Group, Inc. As part of the acquisition, we allocated a valuation of $27 million to certain technology assets used by the business, which we elected to amortize over twelve years, which was our best estimate of asset life at that time. In fiscal year 2023, we have taken the opportunity to improve our technology portfolio, including the development of technology, which will eventually replace much of the acquired technology. Accordingly, we have revised the asset life on the existing technology assuming the assets will cease being used by September 2026. This change in estimated useful life will result in additional annual amortization expense of $3.8 million per year. In the three and six months ended March 31, 2023, this change reduced our diluted earnings per share by approximately $0.01 and $0.02, respectively.

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
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and UAE where we predominantly provide employment support and job seeker services.

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Six Months Ended
	March 31, 2023		March 31, 2022		March 31, 2023		March 31, 2022
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$584,075		$573,288		$1,202,242		$1,155,159
U.S. Services	449,703		398,077		889,181		784,494
Outside the U.S.	173,074		205,961		364,675		388,549
Revenue	$1,206,852		$1,177,326		$2,456,098		$2,328,202
Gross profit:
U.S. Federal Services	$122,874	21.0%	$115,153	20.1%	$245,568	20.4%	$241,729	20.9%
U.S. Services	86,016	19.1%	84,971	21.3%	169,614	19.1%	174,670	22.3%
Outside the U.S.	19,713	11.4%	28,327	13.8%	58,168	16.0%	40,207	10.3%
Gross profit	$228,603	18.9%	$228,451	19.4%	$473,350	19.3%	$456,606	19.6%
Selling, general, and administrative expenses:
U.S. Federal Services	$75,050	12.8%	$68,949	12.0%	$146,699	12.2%	$133,874	11.6%
U.S. Services	43,415	9.7%	38,273	9.6%	89,257	10.0%	73,375	9.4%
Outside the U.S.	23,425	13.5%	24,011	11.7%	51,814	14.2%	45,351	11.7%
Loss on sale of businesses (2)	883	NM	—	NM	883	NM	—	NM
Other (3)	(325)	NM	(926)	NM	247	NM	1,928	NM
Selling, general, and administrative expenses	$142,448	11.8%	$130,307	11.1%	$288,900	11.8%	$254,528	10.9%
Operating income/(loss):
U.S. Federal Services	$47,824	8.2%	$46,204	8.1%	$98,869	8.2%	$107,855	9.3%
U.S. Services	42,601	9.5%	46,698	11.7%	80,357	9.0%	101,295	12.9%
Outside the U.S.	(3,712)	(2.1)%	4,316	2.1%	6,354	1.7%	(5,144)	(1.3)%
Amortization of intangible assets	(23,650)	NM	(22,856)	NM	(47,168)	NM	(45,261)	NM
Loss on sale of businesses (2)	(883)	NM	—	NM	(883)	NM	—	NM
Other (3)	325	NM	926	NM	(247)	NM	(1,928)	NM
Operating income	$62,505	5.2%	$75,288	6.4%	$137,282	5.6%	$156,817	6.7%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)During the second quarter of fiscal year 2023, we sold a small commercial practice in the United Kingdom and our employment operations business in Sweden, both subsidiaries within our Outside the U.S. Segment, resulting in a loss. Refer to "Note 7. Divestitures" for more details.
(3)Other includes credits and costs that are not allocated to a particular segment.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2023		March 31, 2022		March 31, 2023		March 31, 2022
	(dollars in thousands)
Performance-based	$574,747	47.6%	$516,210	43.9%	$1,143,964	46.6%	$1,007,166	43.3%
Cost-plus	312,176	25.9%	322,823	27.4%	659,495	26.9%	662,904	28.5%
Fixed price	180,674	15.0%	158,867	13.5%	355,747	14.5%	310,372	13.3%
Time and materials	139,255	11.5%	179,426	15.2%	296,892	12.1%	347,760	14.9%
Total revenue	$1,206,852		$1,177,326		$2,456,098		$2,328,202

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2023		March 31, 2022		March 31, 2023		March 31, 2022
	(dollars in thousands)
U.S. federal government agencies	$569,897	47.2%	$553,707	47.0%	$1,173,815	47.8%	$1,117,801	48.0%
U.S. state government agencies	446,549	37.0%	411,287	34.9%	883,911	36.0%	782,834	33.7%
International government agencies	161,359	13.4%	194,800	16.5%	343,119	14.0%	366,175	15.7%
Other, including local municipalities and commercial customers	29,047	2.4%	17,532	1.5%	55,253	2.2%	61,392	2.6%
Total revenue	$1,206,852		$1,177,326		$2,456,098		$2,328,202
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

•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of March 31, 2023 and September 30, 2022, $11.7 million and $13.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and six months ended March 31, 2023, we recognized revenue of $34.8 million and $85.9 million, respectively, included in our deferred revenue balances at September 30, 2022. During the three and six months ended March 31, 2022, we recognized revenue of $20.6 million and $61.8 million, respectively, included in our deferred revenue balances at September 30, 2021.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts.
Some of our performance-based contract revenue is recognized based upon future milestones defined in each contract. This is the case in many of our employment services contracts in the Outside the U.S. Segment, where we are paid as individuals attain employment milestones, which may take many months to achieve. We recognize revenue over the period of performance. Our estimates vary from contract to contract but may include the number of participants within a portfolio reaching employment milestones and the service delivery periods for participants reaching the employment milestone. We estimate the total variable fees we will receive using the expected value method. We recognize the fees over the expected period of performance. At each reporting period, we update our estimates of the variable fees to represent the circumstances present at the end of the reporting period. We are required to constrain our estimates to the extent that it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved. We do not have a history of significant constraints on these contracts.
Changes to our estimates are recognized on a cumulative catch-up basis. For the three and six months ended March 31, 2023, we reported a reduction in revenue and diluted earnings per share of $6.5 million and $0.08 and $6.1 million and $0.07, respectively from changes in estimates. The corresponding change for the three and six months ended March 31, 2022 was a reduction to revenue and diluted earnings per share of $1.4 million and $0.02 and $4.2 million and $0.05, respectively.
Remaining performance obligations
As of March 31, 2023, we had approximately $400 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(in thousands)
Basic weighted average shares outstanding	61,120	62,227	61,119	62,256
Dilutive effect of unvested RSUs and PSUs	263	154	146	153
Denominator for diluted earnings per share	61,383	62,381	61,265	62,409
The diluted earnings per share calculation for the three and six months ended March 31, 2023 excludes approximately 99,000 and 300,000 unvested anti-dilutive restricted stock units, respectively. For the three and six months ended March 31, 2022, approximately 173,000 and 192,000 unvested anti-dilutive restricted stock units were excluded from the diluted earnings per share calculation, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	March 31, 2023	September 30, 2022
	(in thousands)
Term Loan A, due 2026	$943,750	$971,250
Term Loan B, due 2028	346,721	395,000
Subsidiary loan agreements	7,785	64
Funded Debt	1,298,256	1,366,314
Less: Unamortized debt-issuance costs and discounts	(8,738)	(10,373)
Total debt	1,289,518	1,355,941
Less: Current portion of long-term debt	(84,490)	(63,458)
Long-term debt	$1,205,028	$1,292,483
We entered into a credit agreement with JPMorgan Chase Bank, N.A. in May 2021 comprised of Term Loan A, Term Loan B, and a $600.0 million revolving credit facility ("Revolver"). During the first quarter of fiscal year 2023, we converted our interest rate index from the London Interbank Overnight Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR").
The Credit Agreement requires us to comply with a number of covenants, including leverage and interest coverage ratios. At March 31, 2023, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow funds to meet any short-term working capital needs.
The following table sets forth future minimum principal payments due under our debt obligations as of March 31, 2023 for the remainder of fiscal year 2023 through fiscal year 2027 and thereafter:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2023 through September 30, 2023	$43,900
Year ended September 30, 2024	85,985
Year ended September 30, 2025	92,860
Year ended September 30, 2026	740,985
Year ended September 30, 2027	3,485
Thereafter	331,041
Total Payments	$1,298,256

Interest Rate Derivative Instruments
To reduce our interest rate risk, we entered into interest-rate swap agreements covering our Term Loan A, effectively setting a fixed rate for a portion of our debt. At March 31, 2023, we have arrangements in place that fix our interest rate of $500 million through May 2026 and a further arrangement to fix $150 million through September 2024. The balance of the debt pays interest based upon an index. The floating interest rate on these instruments was converted from LIBOR to SOFR in December 2022, concurrent with our debt agreements. In converting our debt and interest-rate swaps, we utilized the practical expedients allowed under ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which allowed us to treat these amendments as though the modification was not substantial. At March 31, 2023, our effective interest rate, including the original issuance costs and discount rate, was 5.9%.
Our interest-rate swap agreements are valued quarterly and recorded on our balance sheet. As of March 31, 2023, we had an asset of $24.6 million and a liability of $4.5 million, compared to an asset of $31.4 million as of September 30, 2022. These balances were recorded in "other assets" and "other liabilities", respectively, on our consolidated balance sheet. As these hedges are considered effective, all gains and losses are reported within other comprehensive income on our consolidated statement of comprehensive income.

7. DIVESTITURES
On March 6, 2023, we sold a small commercial practice in the United Kingdom, part of our Outside the U.S. Segment, resulting in a pre-tax loss of $0.6 million. The cash consideration will be received in installments, with a fair value of $16.0 million. The installment payments are unconditional.
On March 30, 2023, we sold our Swedish subsidiary for cash consideration of $0.4 million, resulting in a small loss.

8. FAIR VALUE MEASUREMENTS
The following assets and liabilities are recorded at fair value on a recurring basis.
•We hold mutual fund assets within a Rabbi Trust to cover liabilities in our deferred compensation plan. These assets have prices quoted within active markets and, accordingly, are classified as level 1 within the fair value hierarchy.
•We have three interest rate swap agreements, serving to reduce our interest rate risk on our debt. These assets and liabilities can be valued using observable data and, accordingly, are classified as level 2 within the fair value hierarchy.
•We anticipate paying additional consideration for certain acquisitions based upon the subsequent performance of the businesses acquired. This liability is based upon our internal assumptions over revenues, margins, volumes, and contract terms. Accordingly, these inputs are not observable and are classified as level 3 within the fair value hierarchy.
•We will receive payments from the sale of a small commercial practice in the United Kingdom over the next three years. We have discounted the asset based upon our cost of capital, which is not an observable input. The balance at the sale of the business was $6.8 million. These assets are held in "Prepaid expenses and other current assets" and "Other assets" on our consolidated balance sheet.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended March 31, 2023.

Table 8.1: Fair Value Measurements
	As of March 31, 2023
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$25,820	$—	$—	$25,820
Interest rate swap - $300 million notional value	—	24,636	—	24,636
Notes receivable	—	—	7,055	7,055
Total assets	$25,820	$24,636	$7,055	$57,511
Liabilities:
Interest rate swaps - $350 million notional value	$—	$4,548	$—	$4,548
Contingent consideration	—	—	13,654	13,654
Total liabilities	$—	$4,548	$13,654	$18,202
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
Accumulated Other Comprehensive Loss
All amounts recorded in accumulated other comprehensive loss are related to our foreign currency translations and interest rate swap, net of tax. The following table shows changes in accumulated other comprehensive loss:

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2022	$(57,109)	$23,148	$(33,961)
Other comprehensive income before reclassifications	8,885	(5,012)	3,873
Amounts reclassified from accumulated other comprehensive loss	116	(3,331)	(3,215)
Net current period other comprehensive losses	9,001	(8,343)	658
Balance as of March 31, 2023	$(48,108)	$14,805	$(33,303)
Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. Future payments are based upon volumes, up to a maximum payment of $65.0 million. At March 31, 2023 and September 30, 2022, the Aidvantage contingent consideration was $11.2 million and $13.8 million, respectively.
•In January 2022, we acquired BZ Bodies Limited. Future payments are based upon the performance of the business through December 2023, up to a maximum payment of $2.5 million (£2.0 million British Pounds). At March 31, 2023 and September 30, 2022, we recorded a contingent consideration liability for the maximum payment, which we anticipate making in fiscal year 2024.
•In December 2015, we acquired companies doing business as Assessments Australia. Future payments were based upon future revenue earnings. The deadline for the payment expired on December 31, 2022, with no payment being required.

Movement in our contingent consideration balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2022	$16,236
Adjustments to fair value recorded in the period	1,202
Cash payments	(4,041)
Foreign currency translations	257
Closing contingent consideration as of March 31, 2023	$13,654

9. EQUITY
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
During the six months ended March 31, 2023, we issued approximately 333,000 RSUs, which will vest ratably over three to four years, and approximately 137,000 PSUs, which will vest after three years.

10. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	March 31, 2023	September 30, 2022
	(in thousands)
Cash and cash equivalents	$56,344	$40,658
Restricted cash (1)	62,376	96,137
Cash, cash equivalents, and restricted cash	$118,720	$136,795
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets. At September 30, 2022, this balance included $60.7 million of funds received from a customer which had previously been sold under our Receivables Purchase Agreement; this is offset by a corresponding liability in "Other current liabilities". No similar arrangements existed at March 31, 2023. The remaining balance includes funds held in trust on behalf of certain clients, offset with a corresponding liability in "Other current liabilities", and certain collateral obligations on contracts.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Interest payments	$19,262	$17,755
Income tax payments	$31,926	$50,531

Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	March 31, 2023	September 30, 2022
	(in thousands)
Billed and billable receivables	$614,907	$723,979
Unbilled receivables	134,695	91,404
Allowance for credit losses	(7,215)	(8,273)
Accounts receivable, net	$742,387	$807,110
In September 2022, we entered into a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $110.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.
For the six months ended March 31, 2023, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $292.8 million. In exchange for these sales, we received $291.1 million in cash. The balance, representing a loss on sale from these transfers, is included within our selling, general and administrative expenses. We have recorded these transactions within our operating cash flows. The effective annual interest rate under this program was 5.04%.

11. COMMITMENTS AND CONTINGENCIES
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

12. SUBSEQUENT EVENT
On April 6, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on May 31, 2023, to shareholders of record on May 15, 2023. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our financial statements and related notes in Item 1 and in the 'Special Note Regarding Forward-Looking Statements' in this Quarterly Report on Form 10-Q and the audited financial statements and related notes, risk factors and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for fiscal year 2022 filed with the Securities and Exchange Commission on November 22, 2022.
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
•Future of Health. We are expanding our clinical-related services and are experienced in delivering clinical BPS services at scale. We have established an extensive set of services that frequently requires a network of healthcare professionals who can complete clinical assessments, provide occupational health and independent medical review services, and adjudicate complicated benefits appeals. With the formation of Maximus Public Health ("MPH"), we are able to serve as a resource to governments as they respond to public health threats and address lessons learned from the global pandemic.
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

Financial Overview
A number of factors have affected our results for the second quarter of fiscal year 2023, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•Our business has grown, with new and expanded work replacing short-term COVID-19 work in prior years.
•Our SG&A cost base has expanded with the growth of the business, including investments in our workforce and business infrastructure.
•Our international business results have been tempered by the strength of the U.S. Dollar against the other currencies in which we operate.
•The cost of financing our debt has increased year-over-year as interest rates have increased.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months and six months ended March 31, 2023 and March 31, 2022.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(dollars in thousands, except per share data)
Revenue	$1,206,852	$1,177,326	$2,456,098	$2,328,202
Cost of revenue	978,249	948,875	1,982,748	1,871,596
Gross profit	228,603	228,451	473,350	456,606
Gross profit percentage	18.9%	19.4%	19.3%	19.6%
Selling, general, and administrative expenses	142,448	130,307	288,900	254,528
Selling, general, and administrative expenses as a percentage of revenue	11.8%	11.1%	11.8%	10.9%
Amortization of intangible assets	23,650	22,856	47,168	45,261
Operating income	62,505	75,288	137,282	156,817
Operating margin	5.2%	6.4%	5.6%	6.7%
Interest expense	20,999	9,438	42,605	19,076
Other income, net	818	715	1,084	404
Income before income taxes	42,324	66,565	95,761	138,145
Provision for income taxes	10,536	16,469	23,978	34,719
Effective tax rate	24.9%	24.7%	25.0%	25.1%
Net income	$31,788	$50,096	$71,783	$103,426
Earnings per share:
Basic	$0.52	$0.81	$1.17	$1.66
Diluted	$0.52	$0.80	$1.17	$1.66
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2023
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended March 31, 2022	$1,177,326		$948,875		$228,451
Organic effect	46,020	3.9%	44,646	4.7%	1,374	0.6%
Disposal of businesses	(3,456)	(0.3)%	(3,343)	(0.4)%	(113)	—%
Acquired growth	1,335	0.1%	687	0.1%	648	0.3%
Currency effect compared to the prior period	(14,373)	(1.2)%	(12,616)	(1.3)%	(1,757)	(0.8)%
Three Months Ended March 31, 2023	$1,206,852	2.5%	$978,249	3.1%	$228,603	0.1%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2023
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Six Months Ended March 31, 2022	$2,328,202		$1,871,596		$456,606
Organic effect	164,664	7.1%	143,569	7.7%	21,095	4.6%
Disposal of businesses	(3,456)	(0.1)%	(3,343)	(0.2)%	(113)	—%
Acquired growth	3,448	0.1%	1,943	0.1%	1,505	0.3%
Currency effect compared to the prior period	(36,760)	(1.6)%	(31,017)	(1.7)%	(5,743)	(1.3)%
Six Months Ended March 31, 2023	$2,456,098	5.5%	$1,982,748	5.9%	$473,350	3.7%
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
Our SG&A expense has increased with growth in our business and investments made in our workforce and infrastructure. Our SG&A expense also includes losses relating to the sale of two small businesses in 2023.
Interest Expense
Interest expense for the three months ended March 31, 2022 and March 31, 2023, increased from $9.4 million to $21.0 million. Interest expense for the six months ended March 31, 2022 and March 31, 2023 increased from $19.1 million to $42.6 million. These increases are principally due to market rate increases.
Our effective interest rate was 5.9% at March 31, 2023, compared to 2.4% at March 31, 2022. We have mitigated our risk by fixing interest rates on $650 million of our debt and our near term capital allocation plan continues to prioritize reducing our debt using our free cash flow. At our current debt balances, a 100 basis point change in SOFR would result in an increased annual interest expense of $6.4 million.
Provision for Income Taxes
Our effective income tax rate for the three and six months ended March 31, 2023, was 24.9% and 25.0%, respectively, compared to 24.7% and 25.1% for the three and six months ended March 31, 2022. For fiscal year 2023, we expect the effective tax rate to be between 24.5% and 25.5%.

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

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(dollars in thousands)
Revenue	$584,075	$573,288	$1,202,242	$1,155,159
Cost of revenue	461,201	458,135	956,674	913,430
Gross profit	122,874	115,153	245,568	241,729
Selling, general, and administrative expenses	75,050	68,949	146,699	133,874
Operating income	47,824	46,204	98,869	107,855
Gross profit percentage	21.0%	20.1%	20.4%	20.9%
Operating margin percentage	8.2%	8.1%	8.2%	9.3%
Our revenue and cost of revenue for the three months ended March 31, 2023, increased 1.9% and 0.7%, respectively. For the six months ended March 31, 2023, growth was 4.1% and 4.7%, respectively. All growth in fiscal year 2023 was organic.
Our U.S. Federal Services business grew primarily from volume growth in our VES business. Profit margins were tempered as the business is being scaled up for higher volumes, which we anticipate in future quarters. The three months ended March 31, 2023 received a short-term margin benefit from a contract close-out. Our fiscal year 2022 results included the closing stages of short-term, pandemic related services, which operated at higher margins.
We anticipate that our U.S. Federal Services business will continue to grow in fiscal year 2023, driven primarily by additional volumes anticipated in the VES business. We anticipate full year operating margins will range between 10% and 11%.
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

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(dollars in thousands)
Revenue	$449,703	$398,077	$889,181	$784,494
Cost of revenue	363,687	313,106	719,567	609,824
Gross profit	86,016	84,971	169,614	174,670
Selling, general, and administrative expenses	43,415	38,273	89,257	73,375
Operating income	42,601	46,698	80,357	101,295
Gross profit percentage	19.1%	21.3%	19.1%	22.3%
Operating margin percentage	9.5%	11.7%	9.0%	12.9%
Our revenue and cost of revenue for the three months ended March 31, 2023, increased 13.0% and 16.2%, respectively, compared to the three months ended March 31, 2022. For the six months ended March 31, 2023, our revenue and cost of revenue increased 13.3% and 18.0%, respectively, compared to the six months ended March 31, 2022. All movement was organic and net of anticipated declines in short-term work related to the pandemic.
Revenue has increased from expanded contracts and new work, but margins remain tempered as the short-term, pandemic-related work from prior years has declined.
This segment is expected to see the greater benefit from the resumption of Medicaid eligibility redeterminations. The nature and timing of the benefit will be dependent upon how the states coordinate the return of these services, but we continue to anticipate that services will commence during our third fiscal quarter, with a greater contribution in the final quarter of the year. We anticipate a full year operating profit margin will be between 9% and 11%.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and Restart; Australia, including Workforce Australia (formerly jobactive) and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and UAE, where we predominantly provide employment support and job seeker services.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(dollars in thousands)
Revenue	$173,074	$205,961	$364,675	$388,549
Cost of revenue	153,361	177,634	306,507	348,342
Gross profit	19,713	28,327	58,168	40,207
Selling, general, and administrative expenses	23,425	24,011	51,814	45,351
Operating income/(loss)	(3,712)	4,316	6,354	(5,144)
Gross profit percentage	11.4%	13.8%	16.0%	10.3%
Operating margin percentage	(2.1) %	2.1%	1.7%	(1.3) %

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2023
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2022	$205,961		$177,634		$28,327
Organic effect	(16,393)	(8.0)%	(9,001)	(5.1)%	(7,392)	(26.1)%
Disposal of businesses	(3,456)	(1.7)%	(3,343)	(1.9)%	(113)	(0.4)%
Acquired growth	1,335	0.6%	687	0.4%	648	2.3%
Currency effect compared to the prior period	(14,373)	(7.0)%	(12,616)	(7.1)%	(1,757)	(6.2)%
Three Months Ended March 31, 2023	$173,074	(16.0)%	$153,361	(13.7)%	$19,713	(30.4)%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2023
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2022	$388,549		$348,342		$40,207
Organic effect	12,894	3.3%	(9,418)	(2.7)%	22,312	55.5%
Disposal of businesses	(3,456)	(0.9)%	(3,343)	(1.0)%	(113)	(0.3)%
Acquired growth	3,448	0.9%	1,943	0.6%	1,505	3.7%
Currency effect compared to the prior period	(36,760)	(9.5)%	(31,017)	(8.9)%	(5,743)	(14.3)%
Six Months Ended March 31, 2023	$364,675	(6.1)%	$306,507	(12.0)%	$58,168	44.7%
Our results for the three months ended March 31, 2023, were impacted by declines in our Australian contract. Following rebid activity in June 2022, these contracts were significantly reduced in scope.
Our results for the six months ended March 31, 2023, were affected by the decline in Australian business, but this was offset by significant profitable growth in our expanding Restart program, which ramped up through the first quarter of this fiscal year.
This segment also had revenue and margins tempered by delays in a major new program, as well as challenges in achieving volumes in some of our employment programs as a result of low unemployment in our emerging markets.
In March 2023, we sold a small commercial practice in the United Kingdom and our employment operations in Sweden. Prospectively, we anticipate this will marginally improve our profit margins.
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
We anticipate operating margins will range between 1% and 3% for the full fiscal year.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of March 31, 2023, we had $56.3 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
During the first half of fiscal year 2023, we entered into a number of debt-related transactions.
•We entered into additional interest rate swaps, to bring the total balance of our credit facility subject to fixed rates to $650 million. This allows us greater opportunity to predict and manage our interest payments.
•We amended both our debt and the corresponding interest rate swaps to use interest rates based upon the Secured Overnight Financing Rate (SOFR), replacing the previous LIBOR basis. This transaction anticipates the phasing out of LIBOR rates in 2023.
•As part of the transition to SOFR, we took the opportunity to redeem some of our Term Loan B debt.

Table MD&A 9: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Six Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Operating activities:
Net cash provided by operating activities	$175,037	$111,859
Net cash used in investing activities	(24,627)	(22,902)
Net cash used in financing activities	(171,671)	(133,883)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	3,186	324
Net change in cash and cash equivalents and restricted cash	$(18,075)	$(44,602)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $175.0 million in the first half of fiscal year 2023, an increase of $63.2 million. This increase was principally from our improved cash collections; our Days Sales Outstanding ("DSO") at September 30, 2022 was 62 days; the corresponding DSO at March 31, 2023 was 56 days. This DSO is below our anticipated range and will likely return to a balance between 60-70 days by year end. Increased interest payments on our debt, driven by interest rate increases, were offset by declines in income tax payments.
Net Cash Used In Investing Activities
Investing cash outflows in fiscal years 2023 and 2022 reflect acquisitions of property and equipment and investment in software. In fiscal year 2023, we received payments for the sale of our Swedish business and an installment payment on the sale of a small commercial practice in the United Kingdom.
Net Cash Used In Financing Activities
Net financing cash outflows reflect mandatory and early payments on our debt.
At September 30, 2022, our restricted cash balance was inflated by a large customer receivable of $60.7 million, which was paid to us after we had sold the balance to a third party, resulting in a financing cash inflow. During the period ended March 31, 2023, the payment was made and no similar timing differences existed as of March 31, 2023, resulting in a net cash outflow.

Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the Credit Agreement). At March 31, 2023, we owed $1.29 billion under the Credit Agreement, with access to an additional $600 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2028, when the agreement ends, and must be renegotiated or the funds repaid.
The Credit Agreement contains a number of covenants with which we are expected to comply. Failure to meet these requirements would result in a need to renegotiate the agreement or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement.
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt, offset by up to $75 million of unrestricted cash (Consolidated Total Leverage), against our Consolidated EBITDA (as defined by the Credit Agreement). To comply with our Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step-up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the leverage ratio increases.
•Our Consolidated Net Interest Coverage Ratio means, for any twelve-month period, the ratio of our Consolidated EBITDA against our Consolidated Net Interest Expense, as defined by the Credit Agreement. To comply with our Credit Agreement, this ratio cannot be less than 3.00:1.00 at the end of each quarter.
Consolidated EBITDA also drives certain permissions within the Credit Agreement, such as the level of investment we are entitled to make without seeking additional approval from our lenders.
Our Credit Agreement defines Consolidated EBITDA, as well as other components of the calculations above. The definition of Consolidated EBITDA requires us to include adjustments not typically included within EBITDA, including unusual, non-recurring expenses, certain non-cash adjustments, the pro forma effects of acquisitions and disposals and estimated synergies from acquisitions. As a result, Consolidated EBITDA as defined by the Credit Agreement may not be comparable to EBITDA or related or similarly-titled measures presented by other companies.
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At March 31, 2023, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 10: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	March 31, 2023	March 31, 2023
	(in thousands)
Net income	$31,788	$172,185
Adjustments:
Interest expense	20,999	69,494
Other (income)/expense, net	(818)	2,155
Provision for income taxes	10,536	62,529
Amortization of intangibles	23,650	92,372
Stock compensation expense	9,540	29,367
Acquisition-related expenses	(126)	(635)
Gain on sale of land and building	—	(11,046)
Loss on sale of businesses	883	883
Depreciation and amortization of property, equipment, and capitalized software	14,041	47,452
Pro forma and other adjustments permitted by our credit agreement	(1,481)	37,016
Consolidated EBITDA (as defined by our Credit Agreement)	$109,012	$501,772

Table MD&A 11: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
(in thousands, except ratio data)	March 31, 2023

Funded Debt (as defined by our Credit Agreement)	$1,298,256
Cash and cash equivalents up to $75 million	56,344
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,241,912

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	2.48

Table MD&A 12: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
(in thousands, except ratio data)	March 31, 2023

Consolidated EBITDA (as defined by our Credit Agreement)	$501,772

Interest expense	69,494
Components of other income/expense, net allowed in ratio calculation	(1,084)
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$68,410

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	7.33
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
Free Cash Flow

Table MD&A 13: Free Cash Flow
	For the Six Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net cash provided by operating activities	$175,037	$111,859
Purchases of property and equipment and capitalized software	(33,751)	(22,898)
Free cash flow	$141,286	$88,961

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on November 22, 2022, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three or six months ended March 31, 2023.
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
For the three months ended March 31, 2023, 14% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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

Table MD&A 14: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended		For the Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
	(dollars in thousands, except per share data)
Operating income	$62,505	$75,288	$137,282	$156,817
Add back: Amortization of intangible assets	23,650	22,856	47,168	45,261
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$86,155	$98,144	$184,450	$202,078
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	7.1%	8.3%	7.5%	8.7%

Net income	$31,788	$50,096	$71,783	$103,426
Add back: Amortization of intangible assets, net of tax	17,446	16,884	34,806	33,414
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$49,234	$66,980	$106,589	$136,840

Diluted earnings per share	$0.52	$0.80	$1.17	$1.66
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.27	0.57	0.53
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$0.80	$1.07	$1.74	$2.19

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2022 Form 10-K, as filed with the SEC on November 22, 2022, have not changed materially during the six month period ended March 31, 2023.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the six months ended March 31, 2023, to the risk factors previously disclosed in the 2022 Form 10-K, as filed with the SEC on November 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
Item 6. Exhibits

Exhibit No.		Description of Exhibit
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated March 15, 2023).

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101).

❖	Filed herewith.
Φ	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	May 4, 2023
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	May 4, 2023
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)