Form 10-Q
period 2023-06-30
MAXIMUS, INC.
filed 2023-08-03
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,783,621 shares of the registrant's Common Stock outstanding as of July 31, 2023.

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
•our discovery of additional information related to the previously disclosed cybersecurity incident and any potential legal, business, reputational, or financial consequences resulting from the incident;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Revenue	$1,188,677	$1,125,785	$3,644,775	$3,453,987
Cost of revenue	924,313	915,564	2,907,061	2,787,160
Gross profit	264,364	210,221	737,714	666,827
Selling, general, and administrative expenses	182,545	132,974	471,445	387,502
Amortization of intangible assets	23,431	22,690	70,599	67,951
Operating income	58,388	54,557	195,670	211,374
Interest expense	21,026	10,791	63,631	29,867
Other expense/(income), net	1,005	2,497	(79)	2,093
Income before income taxes	36,357	41,269	132,118	179,414
Provision for income taxes	5,494	9,934	29,472	44,653
Net income	$30,863	$31,335	$102,646	$134,761

Earnings per share:
Basic	$0.50	$0.51	$1.68	$2.17
Diluted	$0.50	$0.51	$1.67	$2.17
Weighted average shares outstanding:
Basic	61,141	61,607	61,125	62,038
Diluted	61,544	61,756	61,368	62,190

Dividends declared per share	$0.28	$0.28	$0.84	$0.84
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Net income	$30,863	$31,335	$102,646	$134,761
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	1,946	(8,935)	10,947	(8,499)
Net (losses)/gains on cash flow hedge, net of tax effect of $2,513, $1,085, $(466), and $5,857, respectively	7,046	3,042	(1,297)	16,416
Other comprehensive income/(loss)	8,992	(5,893)	9,650	7,917
Comprehensive income	$39,855	$25,442	$112,296	$142,678
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets
(in thousands)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$35,007	$40,658
Accounts receivable, net	798,509	807,110
Income taxes receivable	34,435	2,158
Prepaid expenses and other current assets	128,085	182,387
Total current assets	996,036	1,032,313
Property and equipment, net	44,808	52,258
Capitalized software, net	88,007	58,740
Operating lease right-of-use assets	160,563	132,885
Goodwill	1,780,884	1,779,415
Intangible assets, net	727,956	804,904
Deferred contract costs, net	45,928	47,732
Deferred compensation plan assets	44,412	37,050
Deferred income taxes	5,771	4,970
Other assets	48,819	42,447
Total assets	$3,943,184	$3,992,714
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$283,686	$264,553
Accrued compensation and benefits	140,007	178,199
Deferred revenue, current portion	64,822	87,146
Income taxes payable	70	718
Long-term debt, current portion	86,901	63,458
Operating lease liabilities, current portion	53,385	63,999
Other current liabilities	54,430	116,374
Total current liabilities	683,301	774,447
Deferred revenue, non-current portion	14,860	21,414
Deferred income taxes	207,145	206,099
Long-term debt, non-current portion	1,223,133	1,292,483
Deferred compensation plan liabilities, non-current portion	47,363	40,210
Operating lease liabilities, non-current portion	120,766	86,175
Other liabilities	13,763	22,515
Total liabilities	2,310,331	2,443,343
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,784 and 60,774 shares issued and outstanding as of June 30, 2023, and September 30, 2022, respectively	581,338	557,978
Accumulated other comprehensive loss	(24,311)	(33,961)
Retained earnings	1,075,826	1,025,354
Total shareholders' equity	1,632,853	1,549,371
Total liabilities and shareholders' equity	$3,943,184	$3,992,714
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$102,646	$134,761
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	37,092	29,875
Amortization of intangible assets	70,599	67,951
Amortization of debt issuance costs and debt discount	2,236	1,946
Deferred income taxes	2,375	(7,179)
Stock compensation expense	22,239	22,080
Loss on sale of businesses	883	—
Change in assets and liabilities, net of effects of business combinations and disposals:
Accounts receivable	7,675	(39,997)
Prepaid expenses and other current assets	21,101	9,454
Deferred contract costs	2,245	(7,702)
Accounts payable and accrued liabilities	16,915	(42,577)
Accrued compensation and benefits	(31,612)	13,846
Deferred revenue	(31,747)	342
Income taxes	(33,186)	(12,822)
Operating lease right-of-use assets and liabilities	(3,742)	(1,330)
Other assets and liabilities	(15,968)	1,128
Net cash provided by operating activities	169,751	169,776
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(58,863)	(35,936)
Acquisitions of businesses, net of cash acquired	—	(14,144)
Proceeds from sale of businesses	9,124	—
Proceeds from sale of land and building	—	2,000
Net cash used in investing activities	(49,739)	(48,080)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(51,053)	(51,762)
Purchases of Maximus common stock	—	(73,864)
Tax withholding related to RSU vesting	(8,475)	(9,673)
Payments for contingent consideration	(6,662)	—
Proceeds from borrowings	682,398	415,000
Principal payments for debt	(730,514)	(442,973)
Restricted cash movements	(54,543)	—
Net cash used in financing activities	(168,849)	(163,272)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,735	(4,369)
Net change in cash, cash equivalents, and restricted cash	(45,102)	(45,945)
Cash, cash equivalents and restricted cash, beginning of period	136,795	156,570
Cash, cash equivalents and restricted cash, end of period	$91,693	$110,625
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	$562,679	$(29,706)	$1,048,034	$1,581,007
Net income	—	—	—	31,788	31,788
Foreign currency translation	—	—	965	—	965
Cash flow hedge, net of tax	—	—	(4,562)	—	(4,562)
Cash dividends	—	—	—	(17,016)	(17,016)
Dividends on RSUs	—	413	—	(413)	—
Stock compensation expense	—	9,540	—	—	9,540
RSUs vested	10	—	—	—	—
Balance as of March 31, 2023	60,784	$572,632	$(33,303)	$1,062,393	$1,601,722
Net income	—	—	—	30,863	30,863
Foreign currency translation	—	—	1,946	—	1,946
Cash flow hedge, net of tax	—	—	7,046	—	7,046
Cash dividends	—	—	—	(17,020)	(17,020)
Dividends on RSUs	—	410	—	(410)	—
Stock compensation expense	—	8,296	—	—	8,296
Balance as of June 30, 2023	60,784	$581,338	$(24,311)	$1,075,826	$1,632,853

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	53,330	53,330
Foreign currency translation	—	—	459	—	459
Cash flow hedge, net of tax	—	—	2,685	—	2,685
Cash dividends	—	—	—	(17,347)	(17,347)
Dividends on RSUs	—	272	—	(272)	—
Purchases of Maximus common stock	(18)	—	—	(1,379)	(1,379)
Stock compensation expense	—	8,248	—	—	8,248
Tax withholding adjustment related to RSU vesting	—	2,101	—	—	2,101
Balance as of December 31, 2021	61,936	$543,032	$(36,764)	$1,022,158	$1,528,426
Net income	—	—	—	50,096	50,096
Foreign currency translation	—	—	(23)	—	(23)
Cash flow hedge, net of tax	—	—	10,689	—	10,689
Cash dividends	—	—	—	(17,312)	(17,312)
Dividends on RSUs	—	392	—	(392)	—
Purchases of Maximus common stock	(330)	—	—	(24,464)	(24,464)
Stock compensation expense	—	6,804	—	—	6,804
RSUs vested	4	—	—	—	—
Balance as of March 31, 2022	61,610	$550,228	$(26,098)	$1,030,086	$1,554,216
Net income	—	—	—	31,335	31,335
Foreign currency translation	—	—	(8,935)	—	(8,935)
Cash flow hedge, net of tax	—	—	3,042	—	3,042
Cash dividends	—	—	—	(17,103)	(17,103)
Dividends on RSUs	—	400	—	(400)	—
Purchases of Maximus common stock	(706)	—	—	(48,021)	(48,021)
Stock compensation expense	—	7,028	—	—	7,028
Balance as of June 30, 2022	60,904	$557,656	$(31,991)	$995,897	$1,521,562
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
In May 2021, we acquired VES Group, Inc. As part of the acquisition, we allocated a valuation of $27 million to certain technology assets used by the business, which we elected to amortize over twelve years, which was our best estimate of asset life at that time. In fiscal year 2023, we have taken the opportunity to improve our technology portfolio, including the development of technology, which will eventually replace much of the acquired technology. Accordingly, we have revised the asset life on the existing technology assuming the assets will cease being used by September 2026. This change in estimated useful life will result in additional annual amortization expense of $3.8 million per year. In the three and nine months ended June 30, 2023, this change reduced our diluted earnings per share by approximately $0.01 and $0.03, respectively.
In June 2023, we recorded an expense of $22.1 million for our best estimate of the investigation and remediation costs of a cybersecurity incident, reducing diluted earnings per share by approximately $0.26 for the three and nine months ended June 30, 2023, respectively. The estimated impact and expense is based on information currently available and the actual impact and expense may be greater than our estimates.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage which continues to be managed within this segment. Under Technology Consulting Services, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions through Veterans Evaluation Services (VES), a Maximus company, which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs.
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Over the last three years, many programs in this segment have been operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins have resulted from reduced operating leverage in the segment as costs cannot scale down at the same rate to meet lower demand due to requirement to fulfill other obligations on these contracts. With the resumption of redeterminations, we expect a full period of volumes coming back into these programs and which enables our operating leverage to recover. A temporary offset to the depressed margins from paused redeterminations was the government's COVID-19 response efforts in prior fiscal years. The segment supported contact tracing, disease investigation, and vaccine distribution support services which concluded in fiscal year 2022. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and the recently awarded replacement contract to start in 2024, Functional Assessment Services (“FAS”), and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and UAE where we predominantly provide employment support and job seeker services.

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$583,960		$525,519		$1,786,202		$1,680,678
U.S. Services	449,061		399,320		1,338,242		1,183,814
Outside the U.S.	155,656		200,946		520,331		589,495
Revenue	$1,188,677		$1,125,785		$3,644,775		$3,453,987
Gross profit:
U.S. Federal Services	$156,945	26.9%	$124,203	23.6%	$402,513	22.5%	$365,932	21.8%
U.S. Services	98,538	21.9%	74,135	18.6%	268,152	20.0%	248,805	21.0%
Outside the U.S.	8,881	5.7%	11,883	5.9%	67,049	12.9%	52,090	8.8%
Gross profit	$264,364	22.2%	$210,221	18.7%	$737,714	20.2%	$666,827	19.3%
Selling, general, and administrative expenses:
U.S. Federal Services	$82,892	14.2%	$69,466	13.2%	$229,591	12.9%	$203,340	12.1%
U.S. Services	51,536	11.5%	42,351	10.6%	140,793	10.5%	115,726	9.8%
Outside the U.S.	24,122	15.5%	23,101	11.5%	75,936	14.6%	68,452	11.6%
Loss on sale of businesses (2)	—	NM	—	NM	883	NM	—	NM
Other (3)	23,995	NM	(1,944)	NM	24,242	NM	(16)	NM
Selling, general, and administrative expenses	$182,545	15.4%	$132,974	11.8%	$471,445	12.9%	$387,502	11.2%
Operating income/(loss):
U.S. Federal Services	$74,053	12.7%	$54,737	10.4%	$172,922	9.7%	$162,592	9.7%
U.S. Services	47,002	10.5%	31,784	8.0%	127,359	9.5%	133,079	11.2%
Outside the U.S.	(15,241)	(9.8)%	(11,218)	(5.6)%	(8,887)	(1.7)%	(16,362)	(2.8)%
Amortization of intangible assets	(23,431)	NM	(22,690)	NM	(70,599)	NM	(67,951)	NM
Loss on sale of businesses (2)	—	NM	—	NM	(883)	NM	—	NM
Other (3)	(23,995)	NM	1,944	NM	(24,242)	NM	16	NM
Operating income	$58,388	4.9%	$54,557	4.8%	$195,670	5.4%	$211,374	6.1%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)During the second quarter of fiscal year 2023, we sold a small commercial practice in the United Kingdom and our employment operations business in Sweden, both subsidiaries within our Outside the U.S. Segment, resulting in a loss. Refer to "Note 7. Divestitures" for more details.
(3)Other includes credits and costs that are not allocated to a particular segment. In the three and nine months ended June 30, 2023, these charges include $22.1 million related to the costs of a previously disclosed cybersecurity incident. Other charges include those related to acquisitions.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	(dollars in thousands)
Performance-based	$617,800	52.0%	$520,202	46.2%	$1,761,764	48.3%	$1,527,368	44.2%
Cost-plus	281,014	23.6%	282,578	25.1%	940,509	25.8%	945,482	27.4%
Fixed price	171,809	14.5%	160,219	14.2%	527,556	14.5%	470,591	13.6%
Time and materials	118,054	9.9%	162,786	14.5%	414,946	11.4%	510,546	14.8%
Total revenue	$1,188,677		$1,125,785		$3,644,775		$3,453,987

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	(dollars in thousands)
U.S. federal government agencies	$568,924	47.9%	$507,047	45.0%	$1,742,739	47.8%	$1,624,848	47.0%
U.S. state government agencies	445,855	37.5%	401,042	35.7%	1,329,766	36.5%	1,183,876	34.3%
International government agencies	148,742	12.5%	191,753	17.0%	491,861	13.5%	557,928	16.2%
Other, including local municipalities and commercial customers	25,156	2.1%	25,943	2.3%	80,409	2.2%	87,335	2.5%
Total revenue	$1,188,677		$1,125,785		$3,644,775		$3,453,987
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

•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of June 30, 2023 and September 30, 2022, $13.7 million and $13.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and nine months ended June 30, 2023, we recognized revenue of $13.9 million and $75.3 million, respectively, included in our deferred revenue balances at September 30, 2022. During the three and nine months ended June 30, 2022, we recognized revenue of $23.7 million and $85.5 million, respectively, included in our deferred revenue balances at September 30, 2021.
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

Table 4.3: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(2,134)	$(959)	$(8,272)	$(5,174)
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.03)	$(0.01)	$(0.09)	$(0.06)
Remaining performance obligations
As of June 30, 2023, we had approximately $350 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 65% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Basic weighted average shares outstanding	61,141	61,607	61,125	62,038
Dilutive effect of unvested RSUs and PSUs	403	149	243	152
Denominator for diluted earnings per share	61,544	61,756	61,368	62,190
The diluted earnings per share calculation for the three and nine months ended June 30, 2023 excludes approximately 98,000 and 105,000 unvested anti-dilutive restricted stock units, respectively. For the three and nine months ended June 30, 2022, approximately 418,000 and 178,000 unvested anti-dilutive restricted stock units were excluded from the diluted earnings per share calculation, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	June 30, 2023	September 30, 2022
	(in thousands)
Term Loan A, due 2026	$930,000	$971,250
Term Loan B, due 2028	345,850	395,000
Revolver	39,000	—
Subsidiary loan agreements	3,321	64
Funded Debt	1,318,171	1,366,314
Less: Unamortized debt-issuance costs and discounts	(8,137)	(10,373)
Total debt	1,310,034	1,355,941
Less: Current portion of long-term debt	(86,901)	(63,458)
Long-term debt	$1,223,133	$1,292,483
We entered into a credit agreement with JPMorgan Chase Bank, N.A. in May 2021 comprised of Term Loan A, Term Loan B, and a $600.0 million revolving credit facility ("Revolver"). During the first quarter of fiscal year 2023, we converted our interest rate index from the London Interbank Overnight Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR").
The Credit Agreement requires us to comply with a number of covenants, including leverage and interest coverage ratios. At June 30, 2023, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
In addition to the corporate Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These allow our businesses to borrow funds to meet any short-term working capital needs.
The following table sets forth future minimum principal payments due under our debt obligations as of June 30, 2023 for the remainder of fiscal year 2023 through fiscal year 2027 and thereafter:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2023 through September 30, 2023	$24,817
Year ended September 30, 2024	85,985
Year ended September 30, 2025	92,860
Year ended September 30, 2026	779,984
Year ended September 30, 2027	3,485
Thereafter	331,040
Total Payments	$1,318,171
Interest Rate Derivative Instruments
To reduce our interest rate risk, we entered into interest-rate swap agreements covering our Term Loan A, effectively setting a fixed rate for a portion of our debt. At June 30, 2023, we have arrangements in place that fix our interest rate of $500 million through May 2026 and a further arrangement to fix $150 million through September 2024. The balance of the debt pays interest based upon an index. The floating interest rate on these instruments was converted from LIBOR to SOFR in December 2022, concurrent with our debt agreements. In converting our debt and interest-rate swaps, we utilized the practical expedients allowed under ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which allowed us to treat these amendments as though the modification was not substantial. At June 30, 2023, our effective interest rate, including the original issuance costs and discount rate, was 5.9%.
Our interest-rate swap agreements are valued quarterly and recorded on our balance sheet. As of June 30, 2023, we had assets of $29.7 million, compared to an asset of $31.4 million as of September 30, 2022. These balances were recorded in "other assets" on our consolidated balance sheet. As these hedges are considered effective, all gains and losses are reported within other comprehensive income on our consolidated statement of comprehensive income.

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

The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the nine months ended June 30, 2023.

Table 8.1: Fair Value Measurements
	As of June 30, 2023
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$27,306	$—	$—	$27,306
Interest rate swaps - $650 million notional value	—	29,647	—	29,647
Notes receivable	—	—	7,397	7,397
Total assets	$27,306	$29,647	$7,397	$64,350
Liabilities:
Contingent consideration	—	—	12,700	12,700
Total liabilities	$—	$—	$12,700	$12,700
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
Accumulated Other Comprehensive Loss
All amounts recorded in accumulated other comprehensive loss are related to our foreign currency translations and interest rate swap, net of tax. The following table shows changes in accumulated other comprehensive loss:

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2022	$(57,109)	$23,148	$(33,961)
Other comprehensive income before reclassifications	10,831	4,554	15,385
Amounts reclassified from accumulated other comprehensive loss	116	(5,851)	(5,735)
Net current period other comprehensive losses	10,947	(1,297)	9,650
Balance as of June 30, 2023	$(46,162)	$21,851	$(24,311)
Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. Future payments are based upon volumes, up to a maximum payment of $65.0 million. At June 30, 2023 and September 30, 2022, the Aidvantage contingent consideration was $10.2 million and $13.8 million, respectively.
•In January 2022, we acquired BZ Bodies Limited. Future payments are based upon the performance of the business through December 2023, up to a maximum payment of $2.5 million (£2.0 million British Pounds). At June 30, 2023 and September 30, 2022, we recorded a contingent consideration liability for the maximum payment, which we anticipate making in fiscal year 2024.
•In December 2015, we acquired companies doing business as Assessments Australia. Future payments were based upon future revenue earnings. The deadline for the payment expired on December 31, 2022, with no payment being required.

Movement in our contingent consideration balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2022	$16,236
Adjustments to fair value recorded in the period	2,810
Cash payments	(6,662)
Foreign currency translations	316
Closing contingent consideration as of June 30, 2023	$12,700

9. EQUITY
Stock Compensation
We grant restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over service periods of three to five years and one year for members of the board of directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the nine months ended June 30, 2023, we issued approximately 337,000 RSUs, which will vest ratably over one to four years, and approximately 137,000 PSUs, which will vest after three years.

10. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	June 30, 2023	September 30, 2022
	(in thousands)
Cash and cash equivalents	$35,007	$40,658
Restricted cash	56,686	96,137
Cash, cash equivalents, and restricted cash	$91,693	$136,795
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets. At September 30, 2022, this balance included $60.7 million of funds received from a customer which had previously been sold under our Receivables Purchase Agreement; this is offset by a corresponding liability in "Other current liabilities". No similar arrangements existed at June 30, 2023. The remaining balance includes funds held in trust on behalf of certain clients, offset with a corresponding liability in "Other current liabilities", and certain collateral obligations on contracts.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Interest payments	$59,580	$28,251
Income tax payments	$60,460	$64,057

Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	June 30, 2023	September 30, 2022
	(in thousands)
Billed and billable receivables	$683,180	$723,979
Unbilled receivables	120,097	91,404
Allowance for credit losses	(4,768)	(8,273)
Accounts receivable, net	$798,509	$807,110
In September 2022, we entered into a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $200.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.
For the nine months ended June 30, 2023, the gross fair value of accounts receivable transferred to Wells Fargo and derecognized from our balance sheet was $378.4 million. In exchange for these sales, we received $376.3 million in cash. The balance, representing a loss on sale from these transfers, is included within our selling, general and administrative expenses. We have recorded these transactions within our operating cash flows. The effective annual interest rate under this program was 5.2%.

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
MOVEit Cybersecurity Incident Litigation
As the Company has previously disclosed, on May 31, 2023 Progress Software Corporation, the developer of MOVEit (“MOVEit”), a file transfer application used by many organizations to transfer data, announced a critical zero-day vulnerability in the application that allowed unauthorized third parties to access its customers’ MOVEit environments. It appears that a significant number of commercial and government customers worldwide were affected by this vulnerability. Maximus uses MOVEit for internal and external file sharing purposes, including to share data with government customers pertaining to individuals who participate in various government programs. The Company believes that the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting this MOVEit vulnerability.

On August 1, 2023, a purported class action was filed against Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) in the U.S. District Court for the Eastern District of Virginia arising out of the MOVEit cybersecurity incident – Bishop v. Maximus Federal Services, Case No. 1:23-cv-01019 (U.S. Dist. Ct. E. D. VA). The plaintiff, who purports to represent a nationwide class of individuals, alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable Information and protected health information. The plaintiff seeks damages to be proved at trial. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of the possible outcome or loss if any.
On August 2, 2023, a purported class action was filed against Maximus, Inc. and Maximus Federal Services, Inc. in the U.S. District Court for the Eastern District of Virginia arising out of the MOVEit cybersecurity incident – Buzzell v. Maximus, Case No. 1:23-cv-01028 (U.S. Dist. Ct. E. D. VA). The plaintiff, who purports to represent a nationwide class of individuals, alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable Information and protected health information. The plaintiff seeks damages to be proved at trial. The Company is not able to determine or predict the ultimate outcome of this proceeding or reasonably provide an estimate or range of the possible outcome or loss if any.

12. SUBSEQUENT EVENT
On July 7, 2023, our Board of Directors declared a quarterly cash dividend of $0.28 for each share of our common stock outstanding. The dividend is payable on August 31, 2023, to shareholders of record on August 15, 2023. Based on the number of shares outstanding, we anticipate a cash payment of approximately $17.0 million.

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

Financial Overview
A number of factors have affected our results for the third quarter of fiscal year 2023, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•Our results in the third quarter of fiscal year 2023 include a $22.1 million expense for our best estimate of the investigation and remediation costs of a previously disclosed cybersecurity incident. As previously disclosed, the Company believes that the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting a vulnerability in a file transfer application used by the Company for internal and external file sharing purposes. Based on the review of impacted files to date, the Company believes those files contain personal information, including social security numbers, protected health information and/or other personal information, of at least 14.5 to 17.5 million individuals to whom the Company anticipates providing notice of the incident. The estimated number of impacted individuals and estimated expenses is based on currently available information and the actual number of impacted individuals or actual costs incurred could be greater than our estimates.
•Our SG&A cost base has expanded with the growth of the business, including investments in our workforce and business infrastructure.
•Our international business results have been tempered by the strength of the U.S. Dollar against the other currencies in which we operate.
•The cost of financing our debt has increased year-over-year as interest rates have increased.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months and nine months ended June 30, 2023 and June 30, 2022.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except per share data)
Revenue	$1,188,677	$1,125,785	$3,644,775	$3,453,987
Cost of revenue	924,313	915,564	2,907,061	2,787,160
Gross profit	264,364	210,221	737,714	666,827
Gross profit percentage	22.2%	18.7%	20.2%	19.3%
Selling, general, and administrative expenses	182,545	132,974	471,445	387,502
Selling, general, and administrative expenses as a percentage of revenue	15.4%	11.8%	12.9%	11.2%
Amortization of intangible assets	23,431	22,690	70,599	67,951
Operating income	58,388	54,557	195,670	211,374
Operating margin	4.9%	4.8%	5.4%	6.1%
Interest expense	21,026	10,791	63,631	29,867
Other expense/(income), net	1,005	2,497	(79)	2,093
Income before income taxes	36,357	41,269	132,118	179,414
Provision for income taxes	5,494	9,934	29,472	44,653
Effective tax rate	15.1%	24.1%	22.3%	24.9%
Net income	$30,863	$31,335	$102,646	$134,761
Earnings per share:
Basic	$0.50	$0.51	$1.68	$2.17
Diluted	$0.50	$0.51	$1.67	$2.17

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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2023
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended June 30, 2022	$1,125,785		$915,564		$210,221
Organic effect	74,912	6.7%	21,393	2.3%	53,519	25.5%
Disposal of businesses	(9,097)	(0.8)%	(9,474)	(1.0)%	377	0.2%
Acquired growth	731	0.1%	354	—%	377	0.2%
Currency effect compared to the prior period	(3,654)	(0.3)%	(3,524)	(0.4)%	(130)	(0.1)%
Three Months Ended June 30, 2023	$1,188,677	5.6%	$924,313	1.0%	$264,364	25.8%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2023
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2022	$3,453,987		$2,787,160		$666,827
Organic effect	239,575	6.9%	164,961	5.9%	74,614	11.2%
Disposal of businesses	(12,552)	(0.4)%	(12,817)	(0.5)%	265	—%
Acquired growth	4,179	0.1%	2,297	0.1%	1,882	0.3%
Currency effect compared to the prior period	(40,414)	(1.2)%	(34,540)	(1.2)%	(5,874)	(0.9)%
Nine Months Ended June 30, 2023	$3,644,775	5.5%	$2,907,061	4.3%	$737,714	10.6%
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
Our SG&A expenses have expanded through our growth, as well as investments made in our workforce and infrastructure. In addition, our SG&A includes charges which are not directly connected to our day-to-day operations.
•Our costs in the three and nine months ended June 30, 2023, include $22.1 million of estimated expenses for investigation and remediation activities related to the previously disclosed cybersecurity incident, including expenses for providing appropriate notifications to individuals affected by this incident and free credit monitoring and identity restoration services to such individuals.
•We include costs related to our acquisitions within SG&A. Included within these costs in the three and nine months ended June 30, 2023 are $1.6 million and $2.9 million, respectively, related to increases in our anticipated consideration for our Aidvantage business, which we acquired in fiscal year 2022 for consideration based upon future performance.
•Our SG&A expense for the nine months ended June 30, 2023 also includes losses of $0.8 million relating to the sale of two small businesses.

Interest Expense
Interest expense for the three months ended June 30, 2022 and June 30, 2023, increased from $10.8 million to $21.0 million. Interest expense for the nine months ended June 30, 2022 and June 30, 2023 increased from $29.9 million to $63.6 million. These increases are principally due to market rate increases.
Our effective interest rate was 5.9% at June 30, 2023, compared to 3.4% at June 30, 2022. We have mitigated our risk by fixing interest rates on $650 million of our debt and our near term capital allocation plan continues to prioritize reducing our debt using our free cash flow. At our current debt balances, a 100 basis point change in SOFR would result in an increased annual interest expense of $6.7 million.
Provision for Income Taxes
Our effective income tax rate for the three and nine months ended June 30, 2023, was 15.1% and 22.3%, respectively, compared to 24.1% and 24.9% for the three and nine months ended June 30, 2022. Our effective income tax rate for the three months ended June 30, 2023 received discrete benefits from tax credits, as well as some benefits from U.S. state tax rates. For fiscal year 2023, we expect the effective tax rate to be between 23.0% and 23.5%.
U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This also includes appeals and assessments services, system and application development, IT modernization, and maintenance services. The segment also contains certain state-based assessments and appeals work that is part of the segment's heritage which continues to be managed within this segment. Under Technology Consulting Services, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions through Veterans Evaluation Services (VES), a Maximus company, which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs.

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Revenue	$583,960	$525,519	$1,786,202	$1,680,678
Cost of revenue	427,015	401,316	1,383,689	1,314,746
Gross profit	156,945	124,203	402,513	365,932
Selling, general, and administrative expenses	82,892	69,466	229,591	203,340
Operating income	74,053	54,737	172,922	162,592
Gross profit percentage	26.9%	23.6%	22.5%	21.8%
Operating margin percentage	12.7%	10.4%	9.7%	9.7%
Our revenue and cost of revenue for the three months ended June 30, 2023, increased 11.1% and 6.4%, respectively. For the nine months ended June 30, 2023, growth was 6.3% and 5.2%, respectively. All growth in fiscal year 2023 was organic.
Our U.S. Federal Services revenue and profit margins for the three months ended June 30, 2023 received the benefit of volume growth on the VES contracts.
Our results for the nine months ended June 30, 2023, received revenue growth from VES and Aidvantage. Profitability improvements from VES scaling were partially offset by our need to ramp-up staffing for VES during the early part of the year in anticipation of the current higher volumes.
We anticipate that our U.S. Federal Services business will continue to grow for the remainder of fiscal year 2023, driven primarily by additional volumes anticipated in the VES business. We anticipate full year operating margins will range between 10% and 11%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Over the last three years, many programs in this segment have been operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins have resulted from reduced operating leverage in the segment as costs cannot scale down at the same rate to meet lower demand due to requirement to fulfill other obligations on these contracts. With the resumption of redeterminations, we expect a full period of volumes coming back into these programs and which enables our operating leverage to recover. A temporary offset to the depressed margins from paused redeterminations was the government's COVID-19 response efforts in prior fiscal years. The segment supported contact tracing, disease investigation, and vaccine distribution support services which concluded in fiscal year 2022. The segment also successfully expanded into the unemployment insurance market where longer term opportunities have materialized. As part of the broader strategy to evolve clinically and address societal macro trends such as aging populations and rising costs, the segment continues to expand its offerings in public health with new work in in-person assessments.

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Revenue	$449,061	$399,320	$1,338,242	$1,183,814
Cost of revenue	350,523	325,185	1,070,090	935,009
Gross profit	98,538	74,135	268,152	248,805
Selling, general, and administrative expenses	51,536	42,351	140,793	115,726
Operating income	47,002	31,784	127,359	133,079
Gross profit percentage	21.9%	18.6%	20.0%	21.0%
Operating margin percentage	10.5%	8.0%	9.5%	11.2%
Our revenue and cost of revenue for the three months ended June 30, 2023, increased 12.5% and 7.8%, respectively, compared to the three months ended June 30, 2022. For the nine months ended June 30, 2023, our revenue and cost of revenue increased 13.0% and 14.4%, respectively, compared to the nine months ended June 30, 2022. All movement was organic and net of anticipated declines in short-term work related to the pandemic.
U.S. Services revenue and profitability in the three months ended June 30, 2023, has received the benefit of new work and Medicaid eligibility redetermination work commencing.
Our profit margins for the full fiscal year remain tempered, compared to fiscal year 2022, by the decline in higher-margin, pandemic related services.
This segment is expected to see the greater benefit from the resumption of Medicaid eligibility redeterminations. The nature and timing of the benefit is dependent on each states individual plans for the return of these services, but we continue to anticipate that services will have a greater contribution in the final quarter of the year. We anticipate a full year operating profit margin will be between 9% and 11%.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments and commercial clients, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the U.K., including the Health Assessment Advisory Service ("HAAS") and the recently awarded replacement contract to start in 2024, Functional Assessment Services (“FAS”), and Restart; Australia, including Workforce Australia and the Disability Employment Service; Canada, including the Employment Program of British Columbia; in addition to Italy, Saudi Arabia, Singapore, South Korea, and UAE where we predominantly provide employment support and job seeker services.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Revenue	$155,656	$200,946	$520,331	$589,495
Cost of revenue	146,775	189,063	453,282	537,405
Gross profit	8,881	11,883	67,049	52,090
Selling, general, and administrative expenses	24,122	23,101	75,936	68,452
Operating loss	(15,241)	(11,218)	(8,887)	(16,362)
Gross profit percentage	5.7%	5.9%	12.9%	8.8%
Operating margin percentage	(9.8) %	(5.6) %	(1.7) %	(2.8) %

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2023
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2022	$200,946		$189,063		$11,883
Organic effect	(33,270)	(16.6)%	(29,644)	(15.7)%	(3,626)	(30.5)%
Disposal of businesses	(9,097)	(4.5)%	(9,474)	(5.0)%	377	3.2%
Acquired growth	731	0.4%	354	0.2%	377	3.2%
Currency effect compared to the prior period	(3,654)	(1.8)%	(3,524)	(1.9)%	(130)	(1.1)%
Three Months Ended June 30, 2023	$155,656	(22.5)%	$146,775	(22.4)%	$8,881	(25.3)%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2023
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2022	$589,495		$537,405		$52,090
Organic effect	(20,377)	(3.5)%	(39,063)	(7.3)%	18,686	35.9%
Disposal of businesses	(12,552)	(2.1)%	(12,817)	(2.4)%	265	0.5%
Acquired growth	4,179	0.7%	2,297	0.4%	1,882	3.6%
Currency effect compared to the prior period	(40,414)	(6.9)%	(34,540)	(6.4)%	(5,874)	(11.3)%
Nine Months Ended June 30, 2023	$520,331	(11.7)%	$453,282	(15.7)%	$67,049	28.7%
Our results for the three and nine months ended June 30, 2023, were tempered by challenges within our welfare-to-work services, both at the macroeconomic level, where markets with low unemployment reduce the demand for our services, and at a contract level, where the reduction in scope of our Australian contract has reduced both revenue and profitability.
This segment also had revenue and margins tempered by slower ramping of a major new program, as well as challenges in achieving volumes in some of our employment programs as a result of low unemployment in our emerging markets.
In March 2023, we sold a small commercial practice in the United Kingdom and our employment operations in Sweden. Prospectively, we anticipate this will marginally improve our profit margins.
This segment also experienced declines in revenue and cost from currency movements, with the major currencies in which we do business declining year-over-year against the United States Dollar.

Much of our revenue growth stems from our employment services contracts, where we are paid based upon our ability to place individuals in long-term sustained employment. We recognize revenue over our period of performance, using estimates of our ability to place people in work and the time that this will take can have significant effects on our revenue. Our estimates are based upon historical performance, where appropriate and available, and are constantly updated. This may result in volatility within revenue as changes in estimates of future performance impact the revenue recognized in any period.
We anticipate the segment will finish the year in a loss position. We are continuing our efforts to improve the performance of this segment. As we establish our plans for fiscal year 2024 and beyond, the actions we consider may result in additional charges, including impairment of assets.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of June 30, 2023, we had $35.0 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
During the first nine months of fiscal year 2023, we entered into a number of debt-related transactions.
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
We have included the following table showing our debt balances as of June 30, 2023 and their effective interest rates.

Table MD&A 9: Balances and interest rates as of June 30, 2023
	June 30, 2023
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Unhedged	$280,000	6.70%	Term SOFR reset monthly plus margin. (1)
Term Loan A - Hedged though May 2026	500,000	3.81%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Hedged through September 2024	150,000	5.98%	Fixed rate of 4.48% plus margin. (1)
Term Loan B	345,850	7.20%	Term SOFR (variable reset) plus 2% margin.
Revolver	39,000	6.69%	Term SOFR reset monthly plus margin. (1)
Debt held by international subsidiaries	3,321	5.48%	Floating rate, reset quarterly.
Debt Principal	$1,318,171
(1) Applicable margin ranges between 1% and 2%, based on our leverage ratio.
Our effective cash interest rate reflects the drivers of our cash interest payments as of June 30, 2023, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of June 30, 2023 is 5.9%.

The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Operating activities:
Net cash provided by operating activities	$169,751	$169,776
Net cash used in investing activities	(49,739)	(48,080)
Net cash used in financing activities	(168,849)	(163,272)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	3,735	(4,369)
Net change in cash and cash equivalents and restricted cash	$(45,102)	$(45,945)
Net Cash Provided By Operating Activities
Net cash provided by operating activities was $169.8 million in the nine months of fiscal year 2023, which was consistent with the prior year notwithstanding the decline in net income. Our cash flows from operations received benefits from:
•increased revenue and improved collections, with our DSO declining from 62 days to 61 days between September 30, 2022 and June 30, 2023; the corresponding movement in fiscal year 2022 was an increase of two days; and
•the timing of certain cash payments, including a reduction in income tax payments.
These benefits were partially offset by increased interest payment on our debt and an additional payroll cycle in fiscal year 2023.
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
At September 30, 2022, our restricted cash balance was inflated by a large customer receivable of $60.7 million, which was paid to us after we had sold the balance to a third party, resulting in a financing cash inflow. During the period ended June 30, 2023, the payment was made and no similar timing differences existed as of June 30, 2023, resulting in a net cash outflow.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the Credit Agreement). At June 30, 2023, we owed $1.31 billion under the Credit Agreement, with access to an additional $561 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2028, when the agreement ends, and must be renegotiated or the funds repaid.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At June 30, 2023, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	June 30, 2023	June 30, 2023
	(in thousands)
Net income	$30,863	$171,713
Adjustments:
Interest expense	21,026	79,729
Other expense, net	1,005	663
Provision for income taxes	5,494	58,089
Amortization of intangibles	23,431	93,113
Stock compensation expense	8,296	30,635
Acquisition-related expenses	1,587	2,909
Gain on sale of land and building	—	(11,046)
Loss on sale of businesses	—	883
Depreciation and amortization of property, equipment, and capitalized software	10,771	49,547
Pro forma and other adjustments permitted by our Credit Agreement	35,970	47,437
Consolidated EBITDA (as defined by our Credit Agreement)	$138,443	$523,672

Table MD&A 12: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
June 30, 2023
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,318,171
Cash and cash equivalents up to $75 million	35,007
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,283,164

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	2.45

Table MD&A 13: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
June 30, 2023
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$523,672

Interest expense	79,729
Components of other income/expense, net allowed in ratio calculation	2,208
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$81,937

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	6.39
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
Free Cash Flow

Table MD&A 14: Free Cash Flow
	For the Nine Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Net cash provided by operating activities	$169,751	$169,776
Purchases of property and equipment and capitalized software	(58,863)	(35,936)
Free cash flow	$110,888	$133,840

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2022 Form 10-K, as filed with the SEC on November 22, 2022, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three or nine months ended June 30, 2023.

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

For the three months ended June 30, 2023, 13% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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

Table MD&A 15: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except per share data)
Operating income	$58,388	$54,557	$195,670	$211,374
Add back: Amortization of intangible assets	23,431	22,690	70,599	67,951
Adjusted operating income excluding amortization of intangible assets (Non-GAAP)	$81,819	$77,247	$266,269	$279,325
Adjusted operating income margin excluding amortization of intangible assets (Non-GAAP)	6.9%	6.9%	7.3%	8.1%

Net income	$30,863	$31,335	$102,646	$134,761
Add back: Amortization of intangible assets, net of tax	17,276	16,750	52,082	50,164
Adjusted net income excluding amortization of intangible assets (Non-GAAP)	$48,139	$48,085	$154,728	$184,925

Diluted earnings per share	$0.50	$0.51	$1.67	$2.17
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.27	0.85	0.80
Adjusted diluted earnings per share excluding amortization of intangible assets (Non-GAAP)	$0.78	$0.78	$2.52	$2.97
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2022 Form 10-K, as filed with the SEC on November 22, 2022, have not changed materially during the nine month period ended June 30, 2023.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our systems and networks are and have been subject to cybersecurity breaches.
We are a trusted provider to government and other clients of critical health and human services that rely heavily upon technology systems, software, and networks to receive, input, maintain, and communicate participant and client data. The risk of a security breach, system disruption, ransom-ware attack, or similar cyber-attack or intrusion, including by computer hackers, cyber terrorists, or foreign governments, is persistent and substantial as the volume, intensity, and sophistication of attempted attacks, intrusions and threats from around the world increase daily. If our systems or networks are compromised, we could be adversely affected by losing confidential or protected information of program participants and clients or by facing a demand for ransom to restore access to such information. The loss, theft, or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, contract termination, class action, or individual lawsuits from affected parties, negative press articles, reputational damage, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition. Additionally, if our internal networks were compromised, we could suffer the loss of proprietary, trade secret, or confidential technical and financial data. That could make us less competitive in the marketplace and adversely affect our existing business, future opportunities, and financial condition.
We have experienced cybersecurity incidents in the past which were immaterial, and in the third quarter of fiscal year 2023, we experienced a material cybersecurity incident as the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting a vulnerability in a file transfer application used by many organizations, including us. We have recorded expenses in connection with the investigation and remediation activities related to this incident but we are unable to predict other potential liabilities or consequences that may arise from this incident. Despite our remediation efforts, we may continue to experience cybersecurity incidents in the future.
Except as set forth above, there were no material changes during the nine months ended June 30, 2023, to the risk factors previously disclosed in the 2022 Form 10-K, as filed with the SEC on November 22, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Maximus, Inc.

	/s/ Bruce L. Caswell	August 3, 2023
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	August 3, 2023
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)