Form 10-Q
period 2023-12-31
MAXIMUS, INC.
filed 2024-02-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 61,031,447 shares of the registrant's Common Stock outstanding as of February 5, 2024.

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
Any statements herein that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, and our recent acquisitions and divestitures, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•a failure to meet performance requirements could lead to penalties, liquidated damages, actual damages, adverse settlement agreements, and/or contract termination;
•our ability to successfully compete, bid for, and accurately price contracts to generate our desired profit;
•the effects of future legislative or government budgetary and spending changes;
•the impact of the U.S. government on federal procurement, federal funding to states' safety-net programs, and the overall decision-making process related to our industry, including our business and customers;
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
•our ability to manage emerging artificial intelligence and machine learning technologies;
•matters related to businesses we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 16, 2023.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands, except per share amounts)
Revenue	$1,327,041	$1,249,246
Cost of revenue	1,026,987	1,004,499
Gross profit	300,054	244,747
Selling, general, and administrative expenses	169,195	146,452
Amortization of intangible assets	23,349	23,518
Operating income	107,510	74,777
Interest expense	21,507	21,606
Other expense/(income), net	488	(266)
Income before income taxes	85,515	53,437
Provision for income taxes	21,367	13,442
Net income	$64,148	$39,995

Earnings per share:
Basic	$1.05	$0.65
Diluted	$1.04	$0.65
Weighted average shares outstanding:
Basic	61,322	61,117
Diluted	61,535	61,196

Dividends declared per share	$0.30	$0.28
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Net income	$64,148	$39,995
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	5,912	8,036
Net losses on cash flow hedges, net of tax effect of $(3,169) and $(1,349), respectively	(8,885)	(3,781)
Other comprehensive (loss)/income	(2,973)	4,255
Comprehensive income	$61,175	$44,250
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	December 31, 2023	September 30, 2023
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$104,186	$65,405
Accounts receivable, net	860,409	826,873
Income taxes receivable	15,850	16,556
Prepaid expenses and other current assets	129,174	146,632
Total current assets	1,109,619	1,055,466
Property and equipment, net	34,976	38,831
Capitalized software, net	125,383	107,811
Operating lease right-of-use assets	154,929	163,929
Goodwill	1,781,092	1,779,215
Intangible assets, net	680,309	703,648
Deferred contract costs, net	46,439	45,372
Deferred compensation plan assets	47,273	42,919
Deferred income taxes	2,204	2,459
Other assets	34,637	46,147
Total assets	$4,016,861	$3,985,797
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$267,623	$282,081
Accrued compensation and benefits	115,864	194,251
Deferred revenue, current portion	63,032	60,477
Income taxes payable	23,717	451
Long-term debt, current portion	90,443	86,844
Operating lease liabilities, current portion	48,490	49,852
Other current liabilities	49,197	49,058
Total current liabilities	658,366	723,014
Deferred revenue, non-current portion	37,221	38,849
Deferred income taxes	198,317	203,898
Long-term debt, non-current portion	1,222,243	1,163,149
Deferred compensation plan liabilities, non-current portion	51,507	46,432
Operating lease liabilities, non-current portion	118,594	129,367
Other liabilities	12,807	13,253
Total liabilities	2,299,055	2,317,962
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,031 and 60,998 shares issued and outstanding as of December 31, 2023 and September 30 2023, respectively	585,278	577,898
Accumulated other comprehensive loss	(30,588)	(27,615)
Retained earnings	1,163,116	1,117,552
Total shareholders' equity	1,717,806	1,667,835
Total liabilities and shareholders' equity	$4,016,861	$3,985,797
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Cash flows from operating activities:
Net income	$64,148	$39,995
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	8,411	12,280
Amortization of intangible assets	23,349	23,518
Amortization of debt issuance costs and debt discount	601	1,034
Deferred income taxes	(2,165)	(1,331)
Stock compensation expense	9,427	4,403
Loss on sale of a businesses	1,018	—
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(35,379)	(200,749)
Prepaid expenses and other current assets	10,056	10,624
Deferred contract costs	(888)	(1,013)
Accounts payable and accrued liabilities	(15,543)	3,642
Accrued compensation and benefits	(67,392)	(53,271)
Deferred revenue	877	14,764
Income taxes	22,250	9,465
Operating lease right-of-use assets and liabilities	(1,088)	(948)
Other assets and liabilities	3,926	2,928
Net cash provided by/(used in) operating activities	21,608	(134,659)
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(22,247)	(15,697)
Proceeds from divestitures	1,815	—
Net cash used in investing activities	(20,432)	(15,697)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(18,299)	(17,017)
Tax withholding related to RSU vesting	(13,455)	(8,475)
Payments for contingent consideration	(2,819)	(1,415)
Proceeds from borrowings	228,409	268,702
Principal payments for debt	(166,658)	(61,355)
Cash-collateralized escrow liabilities	1,204	(9,473)
Net cash provided by financing activities	28,382	170,967
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,846	2,421
Net change in cash, cash equivalents, and restricted cash	31,404	23,032
Cash, cash equivalents, and restricted cash, beginning of period	122,091	136,795
Cash, cash equivalents, and restricted cash, end of period	$153,495	$159,827
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2023	60,998	$577,898	$(27,615)	$1,117,552	$1,667,835
Net income	—	—	—	64,148	64,148
Foreign currency translation	—	—	5,912	—	5,912
Cash flow hedge, net of tax	—	—	(8,885)	—	(8,885)
Cash dividends	—	—	—	(18,299)	(18,299)
Dividends on RSUs	—	285	—	(285)	—
Stock compensation expense	—	9,427	—	—	9,427
Tax withholding adjustment related to RSU vesting	—	(2,332)	—	—	(2,332)
RSUs vested	33	—	—	—	—
Balance as of December 31, 2023	61,031	$585,278	$(30,588)	$1,163,116	$1,717,806

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	$562,679	$(29,706)	$1,048,034	$1,581,007
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Under our mission of Moving People Forward, we help millions of people access the vital government services they need. With over 45 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve. We are a proud partner to government agencies in the United States ("U.S.") and worldwide.

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
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements to be prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended September 30, 2023, included in our Annual Report on Form 10-K for the fiscal year then ended (the "2023 10-K"). We have continued to follow the accounting policies set forth in those financial statements.
Use of Estimates
The preparation of these financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. At each reporting period end, we make estimates, including those related to revenue recognition and cost estimation on certain contracts, the realizability of long-lived assets, including goodwill, and amounts related to income taxes, certain accrued liabilities, and contingencies and litigation.
Our capitalized software balance includes $26.8 million related to technology for new services within our U.S. Services Segment. We continue to evaluate these assets by comparing their carrying value to our estimated future cash flows. At this time, our probability-weighted undiscounted cash flows continue to show that we will recover the costs of these assets through our contract pipeline. It is possible that changes in our estimates of future cash flows related to these assets may change and result in the need to adjust the value of these assets.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This segment also includes appeals and assessments services, system and application development, Information Technology ("IT") modernization, and maintenance services. Certain state-based assessments and appeals work that is part of the segment's heritage continues to be managed within this segment. Under Technology Consulting Services ("TCS"), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions through Veteran's Evaluation Services ("VES"), a Maximus company, which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs ("VA").
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Over the last three years, many programs in this segment have been operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins have resulted from reduced operating leverage in the segment as costs cannot scale down at the same rate to meet lower demand due to requirements to fulfill other obligations on these contracts. With the resumption of redeterminations, we expect fiscal year 2024 and beyond to reflect a recovery of operating leverage.
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

Table 3.1: Results of Operation by Business Segment
	For the Three Months Ended
	December 31, 2023		December 31, 2022
	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$677,078		$618,167
U.S. Services	489,845		439,478
Outside the U.S.	160,118		191,601
Revenue	$1,327,041		$1,249,246
Gross profit:
U.S. Federal Services	$156,662	23.1%	$122,694	19.8%
U.S. Services	118,363	24.2%	83,598	19.0%
Outside the U.S.	25,029	15.6%	38,455	20.1%
Gross profit	$300,054	22.6%	$244,747	19.6%
Selling, general, and administrative expenses:
U.S. Federal Services	$87,855	13.0%	$71,649	11.6%
U.S. Services	52,300	10.7%	45,842	10.4%
Outside the U.S.	25,141	15.7%	28,389	14.8%
Divestiture-related charges (2)	1,018	NM	—	NM
Other (3)	2,881	NM	572	NM
Selling, general, and administrative expenses	$169,195	12.7%	$146,452	11.7%
Operating income:
U.S. Federal Services	$68,807	10.2%	$51,045	8.3%
U.S. Services	66,063	13.5%	37,756	8.6%
Outside the U.S.	(112)	(0.1)%	10,066	5.3%
Amortization of intangible assets	(23,349)	NM	(23,518)	NM
Divestiture-related charges (2)	(1,018)	NM	—	NM
Other (3)	(2,881)	NM	(572)	NM
Operating income	$107,510	8.1%	$74,777	6.0%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss of $1.0 million. We previously recorded an impairment charge of $2.9 million related to these assets.
(3)Other expenses includes credits and costs that are not allocated to a particular segment. This includes expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended
	December 31, 2023		December 31, 2022
	(dollars in thousands)
Performance-based	$704,711	53.1%	$569,217	45.6%
Cost-plus	342,015	25.8%	347,319	27.8%
Fixed price	176,677	13.3%	175,073	14.0%
Time and materials	103,638	7.8%	157,637	12.6%
Total revenue	$1,327,041		$1,249,246

Table 4.2: Revenue by Customer Type
	For the Three Months Ended
	December 31, 2023		December 31, 2022
	(dollars in thousands)
U. S. federal government agencies	$662,946	50.0%	$603,918	48.3%
U.S. state government agencies	486,943	36.7%	437,362	35.0%
International government agencies	155,612	11.7%	181,760	14.5%
Other, including local municipalities and commercial customers	21,540	1.6%	26,206	2.1%
Total revenue	$1,327,041		$1,249,246
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
•Under cost-plus contracts, we are typically required to estimate a contract's share of our general and administrative expenses. This share is based upon estimates of total costs, which may vary over time. We typically invoice our customers at an agreed provisional billing rate, which may differ from actual rates incurred. If our actual rates are higher than the provisional billing rates, an asset is recorded for this variance; if the provisional billing rates are higher than our actual rates, we record a liability.
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of December 31, 2023, and September 30, 2023, $21.6 million and $20.7 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.

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
During the three months ended December 31, 2023, we recognized revenue of $37.7 million included in our deferred revenue balances at September 30, 2023. During the three months ended December 31, 2022, we recognized revenue of $51.1 million included in our deferred revenue balances at September 30, 2022.
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
Changes to our estimates are recognized on a cumulative catch-up basis. For the three months ended December 31, 2023, there was a decrease in revenue and diluted earnings per share of $4.6 million and $0.07 from changes in estimates. There was no material effect for the three months ended December 31, 2022.
Remaining performance obligations
As of December 31, 2023, we had approximately $300 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 70% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration which is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Basic weighted average shares outstanding	61,322	61,117
Dilutive effect of unvested RSUs and PSUs	213	79
Denominator for diluted earnings per share	61,535	61,196
The diluted earnings per share calculation for the three months ended December 31, 2023 and 2022 excludes approximately 467,000 and 804,000 unvested anti-dilutive restricted stock units, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	December 31, 2023	September 30, 2023
	(in thousands)
Term Loan A, due 2026	$888,750	$909,375
Term Loan B, due 2028	344,052	344,934
Revolver	80,000	—
Subsidiary loan agreements	6,818	3,220
Total debt principal	1,319,620	1,257,529
Less: Unamortized debt-issuance costs and discounts	(6,934)	(7,536)
Total debt	1,312,686	1,249,993
Less: Current portion of long-term debt	(90,443)	(86,844)
Long-term debt	$1,222,243	$1,163,149
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At December 31, 2023, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of December 31, 2023 for the remainder of fiscal year 2024 through fiscal year 2028:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
January 1, 2024 through September 30, 2024	$71,340
Year ended September 30, 2025	92,903
Year ended September 30, 2026	821,028
Year ended September 30, 2027	3,528
Year ended September 30, 2028	330,821
Total Payments	$1,319,620
Interest Rate Derivative Instruments
To reduce our interest rate credit risk, we entered into interest-rate swap agreements covering $650 million of our Term Loan A, effectively setting a fixed rate for a portion of our debt. The balance of the debt pays interest based upon an index. At December 31, 2023, our effective interest rate, including the original issuance costs and discount rate, was 6.0%.
At December 31, 2023, we recorded an asset of $21.2 million and a liability of $2.2 million to reflect the fair value of these interest rate swap agreements, compared to an asset of $31.0 million at September 30, 2023. The asset and liability are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheet.
Our interest rate agreement for a notional amount of $150 million expires in September 2024; the remaining balance of our swap agreements expires in May 2026, concurrent with the maturity of Term Loan A.

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
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended December 31, 2023.

Table 7.1: Fair Value Measurements
	As of December 31, 2023
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$29,126	$—	$—	$29,126
Interest rate swap - $450 million notional value	—	21,185	—	21,185
Total assets	$29,126	$21,185	$—	$50,311
Liabilities:
Interest rate swap - $200 million notional value	$—	$2,212	$—	$2,212
Contingent consideration	—	—	8,166	8,166
Total liabilities	$—	$2,212	$8,166	$10,378
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
Accumulated Other Comprehensive Loss
All amounts recorded in accumulated other comprehensive loss are related to our foreign currency translations and interest rate swaps, net of tax. The following table shows changes in accumulated other comprehensive loss. Amounts reclassified from other comprehensive income were recorded within our selling, general and administrative expenses (for foreign currency translation adjustments) and within interest expense (for gains on derivatives).

Table 7.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2023	$(50,484)	$22,869	$(27,615)
Other comprehensive income before reclassifications	5,779	(5,801)	(22)
Amounts reclassified from accumulated other comprehensive loss	133	(3,084)	(2,951)
Net current period other comprehensive losses	5,912	(8,885)	(2,973)
Balance as of December 31, 2023	$(44,572)	$13,984	$(30,588)
Contingent Consideration
The fair value of our contingent consideration is based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. Future payments are based upon volumes, up to a maximum payment of $65.0 million. At December 31, 2023, and September 30, 2023, the Aidvantage contingent consideration was $5.6 million and $7.5 million, respectively.

•In January 2022, we acquired BZ Bodies Limited. Future payments are based upon the performance of the business through December 2023, up to a maximum payment of $2.5 million (£2.0 million British Pounds). At December 31, 2023, and September 30, 2023, we recorded a contingent consideration liability for the maximum payment, which we anticipate making in fiscal year 2024.
Movement in our contingent consideration balance is as follows:

Table 7.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2023	$9,903
Adjustments to fair value recorded in the period	977
Cash payments	(2,819)
Foreign currency translations	105
Closing contingent consideration as of December 31, 2023	$8,166

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
During the three months ended December 31, 2023, we issued approximately 302,000 RSUs, which will vest ratably over three to four years, and approximately 128,000 PSUs, which will vest after three years.

9. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 9.1: Details of Cash and Cash Equivalents and Restricted Cash
	December 31, 2023	September 30, 2023
	(in thousands)
Cash and cash equivalents	$104,186	$65,405
Restricted cash	49,309	56,686
Cash, cash equivalents, and restricted cash	$153,495	$122,091
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 9.2: Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Interest payments	$20,522	$19,748
Income tax (refunds)/payments, net	$(588)	$4,982
Accounts Receivable, Net

Table 9.3: Details of Accounts Receivable, Net
	December 31, 2023	September 30, 2023
	(in thousands)
Billed and billable receivables	$708,145	$692,707
Unbilled receivables	160,250	137,885
Allowance for credit losses	(7,986)	(3,719)
Accounts receivable, net	$860,409	$826,873
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
For the three months ended December 31, 2023, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $108.2 million. In exchange for these sales, we received $107.5 million of cash. The balance, representing a loss on sale from these transfers, is included within our selling, general and administrative expenses. We have recorded these transactions within our operating cash flows.

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
We evaluate, on a regular basis, developments in our litigation matters and establish or make adjustments to our accruals as appropriate. A liability is accrued if a loss is probable and the amount of such loss can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated, or the risk of loss is only reasonably possible, a potential liability will be disclosed but not accrued, if material. Due to the inherent uncertainty in the outcome of litigation, our estimates and assessments may prove to be incomplete or inaccurate and could be impacted by unanticipated events and circumstances, adverse outcomes, or other future determinations.
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
Since August 1, 2023, approximately ten additional cases arising out of the MOVEit cybersecurity incident have been filed in federal courts against Maximus, Inc. and its subsidiaries. The most recent case, Forsyth ex rel. S.F. v. Maximus, Inc., et al., No. 1:24-cv-10218-ADB was filed January 26, 2024. These cases each allege substantially similar allegations on behalf of putative nationwide classes and on behalf of various putative state subclasses.
On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation granted a Motion to Transfer that created a Multidistrict Litigation (“MDL”) in the District of Massachusetts for all cases in federal court related to the MOVEit cybersecurity incident, including cases filed against Maximus and other defendants, including Progress Software Corporation, the creator of MOVEit. All of the cases against Maximus, Inc. and its subsidiaries initially filed in federal courts outside of the District of Massachusetts that are related to the MOVEit cybersecurity incident have now been transferred to the MDL under the caption In re: MOVEit Customer Data Security Breach Litigation and are currently stayed pending the filing of consolidated amended compliant(s). The plaintiffs in Bishop and the other cases against the company in the MDL seek damages to be proved at trial. The Company is not able to determine or predict the ultimate outcome of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
On September 6, 2023, an individual action was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.), also arising out of the MOVEit cybersecurity incident. The plaintiff alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. Since September 6, 2023, approximately eight additional individual actions have been filed against Maximus, Inc. and its subsidiaries in Florida state courts, one of which has been dismissed. These actions all raise substantially similar allegations and legal claims. The plaintiffs in these individual actions seek damages to be proved at trial. The Company is not able to determine or predict the ultimate outcome of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.

On October 27, 2023, a purported class action was filed in state court in Marion Superior Court in Marion County, Indiana, against Maximus Health Services, Inc. (a wholly owned subsidiary of Maximus, Inc.): Solis Garcia v. Maximus Health Services, Inc., Case No. 49D12-2310-CT-042115 (Ind. Super. Ct., Marion Cnty.), again arising out of the MOVEit cybersecurity incident. The plaintiff, who purports to represent a class comprised of Indiana residents, alleges, among other things that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. The Company has removed this case to federal court in the Southern District of Indiana and requested that it be transferred to the MDL. The Company is not able to determine or predict the ultimate outcome of any of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
The Company is not able to determine or predict the ultimate outcome of any of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company is cooperating with the DOJ in its investigation and providing responses and information on an ongoing basis. As of December 31, 2023, the Company has reserved $3.0 million in connection with this matter. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued.

11. SUBSEQUENT EVENT
On January 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on February 29, 2024, to shareholders of record on February 15, 2024. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $18.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Special Note Regarding Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2023 filed with the Securities and Exchange Commission on November 16, 2023 (the "2023 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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

Financial Overview
A number of factors have affected our results for the first quarter of fiscal year 2024. More detail on these changes is presented below within our "Results of Operations" section.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months ended December 31, 2023 and December 31, 2022.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
Revenue	$1,327,041	$1,249,246
Cost of revenue	1,026,987	1,004,499
Gross profit	300,054	244,747
Gross profit percentage	22.6%	19.6%
Selling, general, and administrative expenses	169,195	146,452
Selling, general, and administrative expenses as a percentage of revenue	12.7%	11.7%
Amortization of intangible assets	23,349	23,518
Operating income	107,510	74,777
Operating margin	8.1%	6.0%
Interest expense	21,507	21,606
Other expense/(income), net	488	(266)
Income before income taxes	85,515	53,437
Provision for income taxes	21,367	13,442
Effective tax rate	25.0%	25.2%
Net income	$64,148	$39,995
Earnings per share:
Basic	$1.05	$0.65
Diluted	$1.04	$0.65
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2023
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended December 31, 2022	$1,249,246		$1,004,499		$244,747
Organic effect	86,799	6.9%	32,835	3.3%	53,964	22.0%
Disposal of businesses	(13,736)	(1.1)%	(14,608)	(1.5)%	872	0.4%
Currency effect compared to the prior period	4,732	0.4%	4,261	0.4%	471	0.2%
Three Months Ended December 31, 2023	$1,327,041	6.2%	$1,026,987	2.2%	$300,054	22.6%

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
Our SG&A expense increased by $22.7 million year-over-year, primarily driven by growth in our business, including additional spending in anticipation of future work.
Amortization of intangible assets
Our intangible asset amortization for the three months ended December 31, 2023 is consistent with the comparative period in fiscal year 2023.
On December 15, 2023, the Department of Health and Human Services publicly announced that the Centers for Medicare & Medicaid Services (CMS) will recompete the Call Center Operations (CCO) contract to include a labor harmony agreement. We are currently in the second option period of the contract and have operated the program since 2018. No timeline has been disclosed on future actions by the government, including a Request For Proposal release date. Until a recompete process is complete, which typically takes a year or more for a contract of this size and complexity, we expect to continue work uninterrupted on the current contract.
Our balance sheet includes a $41.6 million customer-relationship intangible asset with a five-year remaining life related to this contract which was part of the 2018 acquisition of General Dynamics Information Technology (GDIT) contact centers. In the event that our expectations change with respect to this contract, the value of this asset or its estimated remaining life may need to be adjusted.
Interest Expense
Our interest expense has remained consistent year-over-year as declines in our debt balance are offset by increased interest rates. We have mitigated our risk by fixing interest rates on approximately half of our debt and our near-term capital allocation plan continues to prioritize reducing our debt using our free cash flow.
Provision for Income Taxes
Our effective income tax rate for the three months ended December 31, 2023 and 2022, was 25.0% and 25.2%, respectively. For fiscal year 2024, we expect the effective tax rate to be between 24.5% and 25.5%.
U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This segment also includes appeals and assessments services, system and application development, Information Technology ("IT") modernization, and maintenance services. Certain state-based assessments and appeals work that is part of the segment's heritage continues to be managed within this segment. Under Technology Consulting Services ("TCS"), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions through VES, which manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs ("VA").

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Revenue	$677,078	$618,167
Cost of revenue	520,416	495,473
Gross profit	156,662	122,694
Selling, general, and administrative expenses	87,855	71,649
Operating income	68,807	51,045
Gross profit percentage	23.1%	19.8%
Operating margin percentage	10.2%	8.3%
Our revenue and cost of revenue for the three months ended December 31, 2023, increased 9.5% and 5.0%, respectively, compared to the three months ended December 31, 2022. All growth in the first quarter of fiscal year 2024 was organic.
As anticipated, much of this growth was driven by increased volumes on expanded programs, including the U.S. Department of VA's Medical Disability Examinations ("MDE") contracts.
Our profit margins have improved period-over-period. Our results in the first quarter of fiscal year 2023 reflected hiring and staffing costs in anticipation of higher volumes, thus tempering margins. Our results in fiscal year 2024 reflect those anticipated volumes. We anticipate full-year operating margin will range between 11% and 12%.
U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Over the last three years, many programs in this segment have been operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins have resulted from reduced operating leverage in the segment as costs could not scale down at the same rate to meet lower demand due to requirements to fulfill other obligations on these contracts. Now that redetermination activities have resumed, we expect fiscal year 2024 and beyond to reflect a recovery of operating leverage.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Revenue	$489,845	$439,478
Cost of revenue	371,482	355,880
Gross profit	118,363	83,598
Selling, general, and administrative expenses	52,300	45,842
Operating income	66,063	37,756
Gross profit percentage	24.2%	19.0%
Operating margin percentage	13.5%	8.6%
Our revenue and cost of revenue for the three months ended December 31, 2023, increased 11.5% and 4.4%, respectively, compared to the three months ended December 31, 2022. All growth in the first quarter of fiscal year 2024 was organic.
This segment received the benefit of expanded eligibility support and clinical services programs, as well as the resumption of Medicaid redetermination activities.
Profit margins in fiscal year 2023 reflected the pause in redetermination activities, which have since been resumed. We anticipate our full-year operating margin will range between 11% and 12%.

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

Table MD&A 5: Outside the U.S. Segment - Financial Results
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Revenue	$160,118	$191,601
Cost of revenue	135,089	153,146
Gross profit	25,029	38,455
Selling, general, and administrative expenses	25,141	28,389
Operating (loss)/income	(112)	10,066
Gross profit percentage	15.6%	20.1%
Operating margin percentage	(0.1)%	5.3%

Table MD&A 6: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2022	$191,601		$153,146		$38,455
Organic effect	(22,479)	(11.7)%	(7,710)	(5.0)%	(14,769)	(38.4)%
Disposal of businesses	(13,736)	(7.2)%	(14,608)	(9.5)%	872	2.3%
Currency effect compared to the prior period	4,732	2.5%	4,261	2.8%	471	1.2%
Three Months Ended December 31, 2023	$160,118	(16.4)%	$135,089	(11.8)%	$25,029	(34.9)%
This segment recorded a break-even margin in the first quarter of fiscal year 2024 as management undertakes steps to improve performance and deliver consistent profitability in this part of our organization. These steps included the divestiture in fiscal year 2024 of our employment services business in Canada and all of our operations in Italy and Singapore. In fiscal year 2023, we disposed of our commercial practice in the United Kingdom and our Swedish operations.
In the first quarter of fiscal year 2023, this segment received a significant benefit from higher employment services volumes, which did not recur. Revenue from our employment services contracts include payments based upon our ability to place individuals in long-term, sustained employment. We recognize this revenue over the period of performance using estimates of these outcomes, which are typically based upon past performance. Changes in these estimates may have a significant effect on our revenue.
We anticipate our Outside the United States Segment will yield slightly above break-even operating margin for the full year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of December 31, 2023, we had $104.2 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

We have included the following table showing our debt balances as of December 31, 2023, and their effective interest rates.

Table MD&A 7: Balances and interest rates as of December 31, 2023
	December 31, 2023
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Unhedged	$238,750	6.96%	Term SOFR reset monthly plus margin. (1)
Term Loan A - Hedged though May 2026	500,000	3.91%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Hedged through September 2024	150,000	5.98%	Fixed rate of 4.48% plus margin. (1)
Term Loan B	344,052	7.46%	Term SOFR (variable reset) plus 2% margin.
Revolver	80,000	6.96%	Term SOFR reset monthly plus margin. (1)
Debt held by international subsidiaries	6,818	6.14%	Floating rate, reset quarterly.
Debt Principal	$1,319,620
(1) Applicable margin ranges between 1% and 2%, based on our leverage ratio.
Our effective cash interest rate reflects the drivers of our cash interest payments as of December 31, 2023, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of December 31, 2023 is 6.0%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 8: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Operating activities:
Net cash provided by/(used in) operating activities	$21,608	$(134,659)
Net cash used in investing activities	(20,432)	(15,697)
Net cash provided by financing activities	28,382	170,967
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,846	2,421
Net change in cash and cash equivalents and restricted cash	$31,404	$23,032
Net Cash Provided By/Used In Operating Activities
Net cash from operations was $21.6 million in the first quarter of fiscal year 2024, compared with a cash outflow of $134.7 million in the first quarter of fiscal year 2023.
•Cash collections were stronger than usual in the the first quarter of the current year, with our Days Sales Outstanding ("DSO") remaining steady between September 30, 2023, and December 31, 2023 at 60 days and 59 days, respectively. Our DSO at September 30, 2022 and December 31, 2022, were 62 days and 74 days, respectively, with slower payments in the first quarter catching up in the second quarter of fiscal year 2023.
•In fiscal year 2023, we also made payroll tax payments that had been deferred as part of pandemic-related relief measures, as well as higher income tax payments, which did not occur in the first quarter of fiscal year 2024.
Net Cash Used In Investing Activities
Investing activities in the first quarter of fiscal years 2024 and 2023 include significant investments in internal-use software, as well as standard purchases of property and equipment. In the first quarter of fiscal year 2024, we received payments for the sale of businesses disposed of in the quarter, as well as an installation on the sale of our United Kingdom commercial practice.

Net Cash Provided By Financing Activities
Our net borrowings in the first quarter of fiscal year 2024 were lower than the same prior year period, due to the improved cash collections.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At December 31, 2023, we owed $1.31 billion under the Credit Agreement, with access to an additional $520 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2028, when the agreement ends, and must be renegotiated or the funds repaid.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement, which are included within our financial statements. At December 31, 2023, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 9: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	December 31, 2023	December 31, 2023
	(in thousands)
Net income	$64,148	$185,945
Adjustments:
Interest expense	21,507	84,039
Other expense, net	488	1,117
Provision for income taxes	21,367	56,426
Amortization of intangibles	23,349	94,422
Stock compensation expense	9,427	34,546
Acquisition-related expenses	1,724	905
Loss on sale of businesses	1,018	1,901
Depreciation and amortization of property, equipment, and capitalized software	8,411	50,856
Pro forma and other adjustments permitted by our Credit Agreement	13,940	70,202
Consolidated EBITDA (as defined by our Credit Agreement)	$165,379	$580,359

Table MD&A 10: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
December 31, 2023
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,319,620
Cash and cash equivalents up to $75 million	75,000
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,244,620

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	2.14

Table MD&A 11: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
December 31, 2023
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$580,359

Interest expense	84,039
Components of other income/expense, net allowed in ratio calculation	3,061
Consolidated Net Interest Expense (as defined by our Credit Agreement)	87,100

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	6.66
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
Free Cash Flow (Non-GAAP)

Table MD&A 12: Free Cash Flow (Non-GAAP)
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(in thousands)
Net cash provided by/(used in) operating activities	$21,608	$(134,659)
Purchases of property and equipment and capitalized software	(22,247)	(15,697)
Free cash flow (Non-GAAP)	$(639)	$(150,356)

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on November 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended December 31, 2023.

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
For the three months ended December 31, 2023, 12% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal period's results for all foreign businesses using the exchange rates in the prior fiscal period.
In recent years, we have made a number of acquisitions and divestitures. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal period results excluding transactions from acquisitions or disposals, to our prior fiscal year period results.
Our recent acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the three months ended December 31, 2023, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our operating income, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 13: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets
	For the Three Months Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
Operating income	$107,510	$74,777
Add back: Amortization of intangible assets	23,349	23,518
Add back: Divestiture-related charges	1,018	—
Adjusted operating income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$131,877	$98,295
Adjusted operating income margin excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	9.9%	7.9%

Net income	$64,148	$39,995
Add back: Amortization of intangible assets, net of tax	17,208	17,360
Add back: Divestiture-related charges	1,018	—
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$82,374	$57,355

Diluted earnings per share	$1.04	$0.65
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.29
Add back: Effect of divestiture-related charges on diluted earnings per share	0.02	—
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$1.34	$0.94
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2023 Form 10-K, as filed with the SEC on November 16, 2023, have not changed materially during the three month period ended December 31, 2023.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 10. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended December 31, 2023, to the risk factors previously disclosed in the 2023 Form 10-K, as filed with the SEC on November 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•David W. Mutryn, our Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on November 17, 2023 that is scheduled to terminate on February 29, 2024. Under the trading arrangement, up to an aggregate of 8,000 shares of common stock are available to be sold by the broker on a particular date.

•Michelle Link, our Chief Human Resources Officer, adopted a new Rule 10b5-1 trading arrangement on December 15, 2023 that is scheduled to terminate on December 2, 2024. Under the trading arrangement, up to an aggregate of 5,588 shares of common stock are available to be sold by the broker on particular dates, subject to adjustment based on the vesting of performance awards.

Item 6. Exhibits

Exhibit No.		Description of Exhibit
31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	Inline XBRL Instance Document.

101.SCH	❖	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	❖	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	Inline XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

❖	Filed herewith.
Φ	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	February 8, 2024
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	February 8, 2024
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)