Form 10-Q
period 2024-03-31
MAXIMUS, INC.
filed 2024-05-09
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,796,458 shares of the registrant's Common Stock outstanding as of May 6, 2024.

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
•our ability to manage our debt;
•our ability to maintain our technology systems and otherwise protect confidential or protected information;
•our discovery of additional information related to the previously disclosed cybersecurity incident and any potential legal, business, reputational, or financial consequences resulting from the incident;
•our ability to attract and retain executive officers, senior managers, and other qualified personnel to execute our business;
•the effect of union activity and organizing efforts at our U.S. locations;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
Revenue	$1,348,357	$1,206,852	$2,675,398	$2,456,098
Cost of revenue	1,030,768	978,249	2,057,755	1,982,748
Gross profit	317,589	228,603	617,643	473,350
Selling, general, and administrative expenses	168,454	142,448	337,649	288,900
Amortization of intangible assets	21,641	23,650	44,990	47,168
Operating income	127,494	62,505	235,004	137,282
Interest expense	20,366	20,999	41,873	42,605
Other expense/(income), net	(822)	(818)	(334)	(1,084)
Income before income taxes	107,950	42,324	193,465	95,761
Provision for income taxes	27,440	10,536	48,807	23,978
Net income	$80,510	$31,788	$144,658	$71,783

Earnings per share:
Basic	$1.31	$0.52	$2.36	$1.17
Diluted	$1.31	$0.52	$2.35	$1.17
Weighted average shares outstanding:
Basic	61,371	61,120	61,330	61,119
Diluted	61,622	61,383	61,573	61,265

Dividends declared per share	$0.30	$0.28	$0.60	$0.56
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(in thousands)
Net income	$80,510	$31,788	$144,658	$71,783
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(2,245)	965	3,667	9,001
Net gains/(losses) on cash flow hedge, net of tax effect of $957, $(1,630), $(2,212), and $(2,979), respectively	2,684	(4,562)	(6,201)	(8,343)
Other comprehensive income/(loss)	439	(3,597)	(2,534)	658
Comprehensive income	$80,949	$28,191	$142,124	$72,441
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	March 31, 2024	September 30, 2023
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$77,370	$65,405
Accounts receivable, net	916,004	826,873
Income taxes receivable	14,167	16,556
Prepaid expenses and other current assets	110,912	146,632
Total current assets	1,118,453	1,055,466
Property and equipment, net	35,371	38,831
Capitalized software, net	141,943	107,811
Operating lease right-of-use assets	148,413	163,929
Goodwill	1,780,158	1,779,215
Intangible assets, net	676,909	703,648
Deferred contract costs, net	49,102	45,372
Deferred compensation plan assets	51,786	42,919
Deferred income taxes	2,129	2,459
Other assets	36,880	46,147
Total assets	$4,041,144	$3,985,797
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$276,199	$282,081
Accrued compensation and benefits	172,601	194,251
Deferred revenue, current portion	76,574	60,477
Income taxes payable	15,792	451
Long-term debt, current portion	88,517	86,844
Operating lease liabilities, current portion	48,470	49,852
Other current liabilities	50,563	49,058
Total current liabilities	728,716	723,014
Deferred revenue, non-current portion	33,374	38,849
Deferred income taxes	192,890	203,898
Long-term debt, non-current portion	1,121,337	1,163,149
Deferred compensation plan liabilities, non-current portion	53,539	46,432
Operating lease liabilities, non-current portion	112,780	129,367
Other liabilities	9,365	13,253
Total liabilities	2,252,001	2,317,962
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 61,037 and 60,998 shares issued and outstanding as of March 31, 2024, and September 30, 2023, respectively	594,387	577,898
Accumulated other comprehensive loss	(30,149)	(27,615)
Retained earnings	1,224,905	1,117,552
Total shareholders' equity	1,789,143	1,667,835
Total liabilities and shareholders' equity	$4,041,144	$3,985,797
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$144,658	$71,783
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	16,616	26,321
Amortization of intangible assets	44,990	47,168
Amortization of debt issuance costs and debt discount	1,202	1,635
Deferred income taxes	(8,315)	(1,368)
Stock compensation expense	18,124	13,943
Loss on sale of businesses	1,018	883
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(92,385)	62,529
Prepaid expenses and other current assets	19,932	13,412
Deferred contract costs	(3,600)	583
Accounts payable and accrued liabilities	(6,301)	(6,361)
Accrued compensation and benefits	(10,556)	(14,222)
Deferred revenue	10,705	(18,347)
Income taxes	13,310	(6,578)
Operating lease right-of-use assets and liabilities	(385)	(2,072)
Other assets and liabilities	3,083	(14,272)
Net cash provided by operating activities	152,096	175,037
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(47,547)	(33,751)
Asset acquisition	(18,006)	—
Proceeds from divestitures	3,078	9,124
Net cash used in investing activities	(62,475)	(24,627)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(36,608)	(34,033)
Tax withholding related to RSU vesting	(13,455)	(8,475)
Payments for contingent consideration	(8,168)	(4,041)
Proceeds from borrowings	423,409	462,398
Principal payments for debt	(464,787)	(530,460)
Cash-collateralized escrow liabilities	5,122	(57,060)
Net cash used in financing activities	(94,487)	(171,671)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,115	3,186
Net change in cash, cash equivalents, and restricted cash	(3,751)	(18,075)
Cash, cash equivalents, and restricted cash, beginning of period	122,091	136,795
Cash, cash equivalents, and restricted cash, end of period	$118,340	$118,720
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2023	60,998	$577,898	$(27,615)	$1,117,552	$1,667,835
Net income	—	—	—	64,148	64,148
Foreign currency translation	—	—	5,912	—	5,912
Cash flow hedge, net of tax	—	—	(8,885)	—	(8,885)
Cash dividends	—	—	—	(18,299)	(18,299)
Dividends on RSUs	—	285	—	(285)	—
Stock compensation expense	—	9,427	—	—	9,427
Tax withholding adjustment related to RSU vesting	—	(2,332)	—	—	(2,332)
RSUs vested	33	—	—	—	—
Balance as of December 31, 2023	61,031	$585,278	$(30,588)	$1,163,116	$1,717,806
Net income	—	—	—	80,510	80,510
Foreign currency translation	—	—	(2,245)	—	(2,245)
Cash flow hedge, net of tax	—	—	2,684	—	2,684
Cash dividends	—	—	—	(18,309)	(18,309)
Dividends on RSUs	—	412	—	(412)	—
Stock compensation expense	—	8,697	—	—	8,697
RSUs vested	6	—	—	—	—
Balance as of March 31, 2024	61,037	$594,387	$(30,149)	$1,224,905	$1,789,143

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	$562,679	$(29,706)	$1,048,034	$1,581,007
Net income	—	—	—	31,788	31,788
Foreign currency translation	—	—	965	—	965
Cash flow hedge, net of tax	—	—	(4,562)	—	(4,562)
Cash dividends	—	—	—	(17,016)	(17,016)
Dividends on RSUs	—	413	—	(413)	—
Stock compensation expense	—	9,540	—	—	9,540
RSUs vested	10	—	—	—	—
Balance as of March 31, 2023	60,784	$572,632	$(33,303)	$1,062,393	$1,601,722
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We have continued to follow the accounting policies set forth in those financial statements.
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
At March 31, 2024, our capitalized software balance includes $28.5 million related to technology for new services within our U.S. Services Segment. We continue to evaluate these assets by comparing their carrying value to their estimated future cash flows. At this time, our probability-weighted undiscounted cash flows continue to show that we will recover the costs of these assets through our contract pipeline. It is possible that our estimates of future cash flows related to these assets may change and result in the need to adjust the value of these assets.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This segment also includes appeals and assessments services, system and application development, Information Technology ("IT") modernization, and maintenance services. Certain state-based assessments and appeals work that is part of the segment's heritage continues to be managed within this segment. Under Technology Consulting Services ("TCS"), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. The segment continues to expand its clinical solutions through Veteran's Evaluation Services ("VES"), a Maximus company, that manages the clinical evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs ("VA").
U.S. Services
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Previously, this segment suffered from reduced operating leverage resulting from the pause in Medicaid redeterminations during the COVID-19 pandemic, which resumed in fiscal year 2023.
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service and the recently awarded replacement contract to start in 2024, Functional Assessment Services, and Restart; and Australia, including Workforce Australia, and other employment support and job seeker services worldwide.

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Six Months Ended
	March 31, 2024		March 31, 2023		March 31, 2024		March 31, 2023
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$701,702		$584,075		$1,378,780		$1,202,242
U.S. Services	486,115		449,703		975,960		889,181
Outside the U.S.	160,540		173,074		320,658		364,675
Revenue	$1,348,357		$1,206,852		$2,675,398		$2,456,098
Gross profit:
U.S. Federal Services	$163,337	23.3%	$122,874	21.0%	$319,999	23.2%	$245,568	20.4%
U.S. Services	130,122	26.8%	86,016	19.1%	248,485	25.5%	169,614	19.1%
Outside the U.S.	24,130	15.0%	19,713	11.4%	49,159	15.3%	58,168	16.0%
Gross profit	$317,589	23.6%	$228,603	18.9%	$617,643	23.1%	$473,350	19.3%
Selling, general, and administrative expenses:
U.S. Federal Services	$79,867	11.4%	$75,050	12.8%	$167,722	12.2%	$146,699	12.2%
U.S. Services	62,201	12.8%	43,415	9.7%	114,501	11.7%	89,257	10.0%
Outside the U.S.	23,460	14.6%	23,425	13.5%	48,601	15.2%	51,814	14.2%
Divestiture-related charges (2)	—	NM	883	NM	1,018	NM	883	NM
Other (3)	2,926	NM	(325)	NM	5,807	NM	247	NM
Selling, general, and administrative expenses	$168,454	12.5%	$142,448	11.8%	$337,649	12.6%	$288,900	11.8%
Operating income/(loss):
U.S. Federal Services	$83,470	11.9%	$47,824	8.2%	$152,277	11.0%	$98,869	8.2%
U.S. Services	67,921	14.0%	42,601	9.5%	133,984	13.7%	80,357	9.0%
Outside the U.S.	670	0.4%	(3,712)	(2.1)%	558	0.2%	6,354	1.7%
Amortization of intangible assets	(21,641)	NM	(23,650)	NM	(44,990)	NM	(47,168)	NM
Divestiture-related charges (2)	—	NM	(883)	NM	(1,018)	NM	(883)	NM
Other (3)	(2,926)	NM	325	NM	(5,807)	NM	(247)	NM
Operating income	$127,494	9.5%	$62,505	5.2%	$235,004	8.8%	$137,282	5.6%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)We have sold businesses in both fiscal years 2023 and 2024. Refer to "Note 7. Acquisitions and Divestitures" for more details.
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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2024		March 31, 2023		March 31, 2024		March 31, 2023
	(dollars in thousands)
Performance-based	$738,888	54.8%	$574,747	47.6%	$1,443,599	54.0%	$1,143,964	46.6%
Cost-plus	334,498	24.8%	312,176	25.9%	676,513	25.3%	659,495	26.9%
Fixed price	166,816	12.4%	180,674	15.0%	343,493	12.8%	355,747	14.5%
Time and materials	108,155	8.0%	139,255	11.5%	211,793	7.9%	296,892	12.1%
Total revenue	$1,348,357		$1,206,852		$2,675,398		$2,456,098

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2024		March 31, 2023		March 31, 2024		March 31, 2023
	(dollars in thousands)
U.S. federal government agencies	$685,939	50.9%	$569,897	47.2%	$1,348,885	50.4%	$1,173,815	47.8%
U.S. state government agencies	483,147	35.8%	446,549	37.0%	970,090	36.3%	883,911	36.0%
International government agencies	156,796	11.6%	161,359	13.4%	312,408	11.7%	343,119	14.0%
Other, including local municipalities and commercial customers	22,475	1.7%	29,047	2.4%	44,015	1.6%	55,253	2.2%
Total revenue	$1,348,357		$1,206,852		$2,675,398		$2,456,098
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

•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of March 31, 2024, and September 30, 2023, $24.1 million and $20.7 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and six months ended March 31, 2024, we recognized revenue of $7.6 million and $45.3 million, respectively, included in our deferred revenue balances at September 30, 2023. During the three and six months ended March 31, 2023, we recognized revenue of $34.8 million and $85.9 million, respectively, included in our deferred revenue balances at September 30, 2022.
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

Table 4.3: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(3,098)	$(6,496)	$(9,196)	$(6,137)
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.04)	$(0.08)	$(0.11)	$(0.07)
Remaining performance obligations
As of March 31, 2024, we had approximately $275 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 75% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(in thousands)
Basic weighted average shares outstanding	61,371	61,120	61,330	61,119
Dilutive effect of unvested RSUs and PSUs	251	263	243	146
Denominator for diluted earnings per share	61,622	61,383	61,573	61,265
The diluted earnings per share calculation for the three and six months ended March 31, 2024, excludes approximately 202,000 and 227,000 unvested anti-dilutive restricted stock units, respectively. For the three and six months ended March 31, 2023, approximately 99,000 and 300,000 unvested anti-dilutive restricted stock units were excluded from the diluted earnings per share calculation, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	March 31, 2024	September 30, 2023
	(in thousands)
Term Loan A, due 2026	$868,125	$909,375
Term Loan B, due 2028	343,170	344,934
Subsidiary loan agreements	4,892	3,220
Total debt principal	1,216,187	1,257,529
Less: Unamortized debt-issuance costs and discounts	(6,333)	(7,536)
Total debt	1,209,854	1,249,993
Less: Current portion of long-term debt	(88,517)	(86,844)
Long-term debt	$1,121,337	$1,163,149
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At March 31, 2024, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of March 31, 2024, for the remainder of fiscal year 2024 through fiscal year 2028:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2024 through September 30, 2024	$47,906
Year ended September 30, 2025	92,903
Year ended September 30, 2026	741,028
Year ended September 30, 2027	3,528
Year ended September 30, 2028	330,822
Total Payments	$1,216,187

Interest Rate Derivative Instruments
To reduce our interest rate credit risk, we entered into interest-rate swap agreements covering $650 million of our Term Loan A, effectively setting a fixed rate for a portion of our debt. The balance of the debt pays interest based upon a floating index. At March 31, 2024, our effective interest rate, including the original issuance costs and discount rate, was 5.9%.
At March 31, 2024, we recorded an asset of $22.6 million to reflect the fair value of these interest rate swap agreements, compared to an asset of $31.0 million at September 30, 2023. The asset is recorded as "other assets" within our consolidated balance sheet.
Our interest rate agreement for a notional amount of $150 million expires in September 2024; the remaining balance of our swap agreements expires in May 2026, concurrent with the maturity of Term Loan A.

7. ACQUISITIONS AND DIVESTITURES
On February 14, 2024, we acquired part of a vendor who has performed IT services for us over several years for cash consideration of $18.0 million. Almost all of the consideration was allocated directly to the most significant asset, the acquired workforce. The value of this asset will be amortized over eight years. This asset is anticipated to provide support across all three of our operating segments.
We have sold a number of components of our Outside the U.S. Segment:
•In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss on sale of $1.0 million. During the fourth quarter of fiscal year 2023, we recorded an impairment charge of $2.9 million related to these assets.
•In March 2023, we sold our commercial practice in the United Kingdom, resulting in a pre-tax loss of $0.6 million. The cash consideration had a fair value of $16 million, to be received in installments. At March 31, 2024, we have collected $12.2 million.
•In March 2023, we sold our Swedish subsidiary for cash consideration of $0.4 million, resulting in a small loss.

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
•We anticipate paying additional consideration for certain acquisitions based upon the subsequent performance of the businesses acquired. This liability is based upon our internal assumptions regarding revenues, margins, volumes, and contract terms. Accordingly, these inputs are not observable and are classified as level 3 within the fair value hierarchy.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended March 31, 2024.

Table 8.1: Fair Value Measurements
	As of March 31, 2024
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$31,969	$—	$—	$31,969
Interest rate swaps - $650 million notional value	—	22,614	—	22,614
Total assets	$31,969	$22,614	$—	$54,583
Liabilities:
Contingent consideration	—	—	2,795	2,795
Total liabilities	$—	$—	$2,795	$2,795
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2023	$(50,484)	$22,869	$(27,615)
Other comprehensive income before reclassifications	3,534	(54)	3,480
Amounts reclassified from accumulated other comprehensive loss	133	(6,147)	(6,014)
Net current period other comprehensive losses	3,667	(6,201)	(2,534)
Balance as of March 31, 2024	$(46,817)	$16,668	$(30,149)
Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, rebranded as Aidvantage. Future payments are based upon volumes, up to a maximum payment of $65.0 million. At March 31, 2024, and September 30, 2023, the Aidvantage contingent consideration was $2.8 million and $7.5 million, respectively.
•In January 2022, we acquired BZ Bodies Limited. Future payments were based upon the performance of the business through December 2023, up to a maximum payment of $2.5 million (£2.0 million British Pounds). At September 30, 2023, we recorded a contingent consideration liability for the maximum payment, which we made in the second quarter of fiscal year 2024.

Movement in our contingent consideration balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2023	$9,903
Adjustments to fair value recorded in the period	971
Cash payments	(8,168)
Foreign currency translations	89
Closing contingent consideration as of March 31, 2024	$2,795

9. EQUITY
Stock Compensation
We grant restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to five years and over one year for members of the Board of Directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three year-performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the six months ended March 31, 2024, we issued approximately 335,000 RSUs, which will vest ratably over one to four years, and approximately 128,000 PSUs, which will vest after three years.
Share Purchase Program
Under a resolution adopted in March 2020, the Board of Directors authorized the purchase, at management's discretion, of up to $200 million of our common stock. No purchases were made during the first six months of fiscal year 2024; since March 31, 2024, we have purchased approximately 242,000 common shares at a cost of $19.3 million.

10. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	March 31, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$77,370	$65,405
Restricted cash	40,970	56,686
Cash, cash equivalents, and restricted cash	$118,340	$122,091
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Interest payments	$39,946	$19,262
Income tax payments	$43,794	$31,926

Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	March 31, 2024	September 30, 2023
	(in thousands)
Billed and billable receivables	$776,877	$692,707
Unbilled receivables	150,956	137,885
Allowance for credit losses	(11,829)	(3,719)
Accounts receivable, net	$916,004	$826,873
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
For the six months ended March 31, 2024, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $133.0 million. In exchange for these sales, we received $132.2 million of cash. The balance, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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
On September 6, 2023, an individual action was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.), also arising out of the MOVEit cybersecurity incident. The plaintiff alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. Since September 6, 2023, approximately eight additional individual actions have been filed against Maximus, Inc. and its subsidiaries in Florida state courts, one of which has been dismissed. The Taylor matter pending in Volusia County, Florida has been stayed. The remaining seven matters pending in Florida’s state courts are pending in Miami-Dade County court. Each of the actions pending in Florida courts raise substantially similar allegations and legal claims. The plaintiffs in these individual actions seek damages to be proved at trial. The Company is not able to determine or predict the ultimate outcome of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
On October 27, 2023, a purported class action was filed in state court in Marion Superior Court in Marion County, Indiana, against Maximus Health Services, Inc. (a wholly owned subsidiary of Maximus, Inc.): Solis Garcia v. Maximus Health Services, Inc., Case No. 49D12-2310-CT-042115 (Ind. Super. Ct., Marion Cnty.), again arising out of the MOVEit cybersecurity incident. The plaintiff, who purports to represent a class comprised of Indiana residents, alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. The Company has removed this case to federal court in the Southern District of Indiana and it has been transferred to the MDL. The Company is not able to determine or predict the ultimate outcome of any of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
The Company is not able to determine or predict the ultimate outcome of any of these proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company is cooperating with the DOJ in its investigation and providing responses and information on an ongoing basis. As of March 31, 2024, the Company has reserved $3.5 million in connection with this matter. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued.

12. SUBSEQUENT EVENT
On April 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on May 31, 2024, to shareholders of record on May 15, 2024. Based on the number of shares outstanding, we anticipate a cash payment of approximately $18.3 million.

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
We create value for our customers through our ability to translate health and human services public policy into operating models that achieve outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from a market with increasing demographic demand, constrained government budgets, and an increased focus on technology. We have also shown the ability to move quickly, most notably with the swift establishment of public health and safety initiatives during the recent COVID-19 pandemic, such as vaccine information hotlines and unemployment insurance services. Our organic growth through increased contract scope and entry into new markets has been supplemented by strategic acquisitions. Most notably, our acquisitions of VES Group, Inc. ("VES"), a leading provider of medical disability examinations ("MDE") to the United States ("U.S.") Department of Veterans Affairs ("VA"); the Federal business of Attain, LLC ("Attain"), a provider of technology consulting and systems integration services; and a service contract with the U.S. Department of Education, rebranded as "Aidvantage," have supplemented our organic growth and allowed expansion into new markets.
In fiscal year 2022, we introduced our refreshed three-to-five-year strategic plan, which we believe will further expand our business. Having moved past the major impacts of the COVID-19 pandemic, we believe we are in a strong position to capitalize on organic growth opportunities in our core business, as reflected in the following three pillars of our refreshed strategy.
•Customer Services, Digitally Enabled. Elevate the customer experience to achieve higher levels of satisfaction, performance, and outcomes through intelligent automation and cognitive computing.
•Future of Health. Help governments meet the rising demand for health services by growing our clinical capabilities to improve the health of people and their communities.
•Advanced Technologies for Modernization. Further our credibility as a technology leader, enabling the transformation of government programs to be resilient, dynamic, integrated, and equitable.

Financial Overview
A number of factors have affected our results for the three and six months ended March 31, 2024. More detail on these changes is presented below within our "Results of Operations" section.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and six months ended March 31, 2024, and March 31, 2023.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(dollars in thousands, except per share data)
Revenue	$1,348,357	$1,206,852	$2,675,398	$2,456,098
Cost of revenue	1,030,768	978,249	2,057,755	1,982,748
Gross profit	317,589	228,603	617,643	473,350
Gross profit percentage	23.6%	18.9%	23.1%	19.3%
Selling, general, and administrative expenses	168,454	142,448	337,649	288,900
Selling, general, and administrative expenses as a percentage of revenue	12.5%	11.8%	12.6%	11.8%
Amortization of intangible assets	21,641	23,650	44,990	47,168
Operating income	127,494	62,505	235,004	137,282
Operating margin	9.5%	5.2%	8.8%	5.6%
Interest expense	20,366	20,999	41,873	42,605
Other expense/(income), net	(822)	(818)	(334)	(1,084)
Income before income taxes	107,950	42,324	193,465	95,761
Provision for income taxes	27,440	10,536	48,807	23,978
Effective tax rate	25.4%	24.9%	25.2%	25.0%
Net income	$80,510	$31,788	$144,658	$71,783
Earnings per share:
Basic	$1.31	$0.52	$2.36	$1.17
Diluted	$1.31	$0.52	$2.35	$1.17
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended March 31, 2023	$1,206,852		$978,249		$228,603
Organic effect	152,614	12.6%	65,360	6.7%	87,254	38.2%
Disposal of businesses	(14,267)	(1.2)%	(15,442)	(1.6)%	1,175	0.5%
Currency effect compared to the prior period	3,158	0.3%	2,601	0.3%	557	0.2%
Three Months Ended March 31, 2024	$1,348,357	11.7%	$1,030,768	5.4%	$317,589	38.9%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Six Months Ended March 31, 2023	$2,456,098		$1,982,748		$473,350
Organic effect	239,413	9.7%	98,195	5.0%	141,218	29.8%
Disposal of businesses	(28,003)	(1.1)%	(30,050)	(1.5)%	2,047	0.4%
Currency effect compared to the prior period	7,890	0.3%	6,862	0.3%	1,028	0.2%
Six Months Ended March 31, 2024	$2,675,398	8.9%	$2,057,755	3.8%	$617,643	30.5%
Selling, general, and administrative ("SG&A") expenses
SG&A expense consists of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A expense are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense increased by $48.7 million for the six months ended March 31, 2024 compared to the same period in fiscal year 2023, primarily driven by growth in our business, including additional spending in anticipation of future work.
Amortization of intangible assets
Our intangible asset amortization for the three and six months ended March 31, 2024 has declined compared to the same period in fiscal year 2023. This decline reflects the amortization in full of intangible assets from our Aidvantage acquisition.
Our balance sheet includes intangible assets of $502 million and $40 million from the 2021 VES and 2019 GDIT acquisitions, respectively. These assets, comprising customer relationships, technology, and a medical provider network, continue to support contracts acquired with these acquisitions. The greater part of these assets are being amortized over the remaining nine and five years, respectively. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
Our interest expense has remained consistent year-over-year as declines in our debt balance are offset by increased interest rates. We have sought to mitigate our risk by fixing interest rates on approximately half of our debt, and our near-term capital allocation plan continues to prioritize reducing our debt using our free cash flow.
Provision for Income Taxes
Our effective income tax rate for the three and six months ended March 31, 2024, was 25.4% and 25.2%, respectively, compared to 24.9% and 25.0% for the three and six months ended March 31, 2023. For fiscal year 2024, we expect the effective tax rate to be between 24.5% and 25.5%.

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

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(dollars in thousands)
Revenue	$701,702	$584,075	$1,378,780	$1,202,242
Cost of revenue	538,365	461,201	1,058,781	956,674
Gross profit	163,337	122,874	319,999	245,568
Selling, general, and administrative expenses	79,867	75,050	167,722	146,699
Operating income	83,470	47,824	152,277	98,869
Gross profit percentage	23.3%	21.0%	23.2%	20.4%
Operating margin percentage	11.9%	8.2%	11.0%	8.2%
Our revenue and cost of revenue for the three months ended March 31, 2024, increased 20.1% and 16.7%, respectively. For the six months ended March 31, 2024, revenue and cost of revenue growth was 14.7% and 10.7%, respectively. All growth in fiscal year 2024 was organic.
Our revenue and margin growth has principally been driven by volume growth and strong performance on our contracts with the VA relating to MDEs.
We anticipate that our U.S. Federal Services Segment will continue to grow for the remainder of fiscal year 2024, driven primarily by additional volumes anticipated in MDEs. We anticipate that our full-year operating margin will be around 12%.
Recently, unique circumstances have led to potential recompetes of two significant contracts held by Maximus:
•The Centers for Medicare & Medicaid Services (CMS) has taken steps to recompete the Contact Center Operations (CCO) contract awarded to us in 2022 at a value of $6.6 billion over a base plus nine-year period of performance. The earlier-than-expected action is for the express purpose of including a labor harmony agreement requirement. Meanwhile, Maximus has consistently met or exceeded all contractual service levels with uninterrupted operations and driven the highest independently measured customer satisfaction in the history of the program. CMS indicates a formal Request for Proposal (RFP) process is expected to commence on or around May 16, 2024. We anticipate continuing to work on this contract uninterrupted until the recompete process is completed and that, as the incumbent, we have significant operational advantages.
•A majority of the MDE contracts under the VA, which comprise our acquired VES business, had ceilings on claims volumes at the time of award in 2018. Volumes have significantly increased since the passage of the PACT Act, thereby requiring a rebid process. In fiscal year 2023, these contracts together represented between 10% and 15% of total Company revenue. We anticipate continuing to work on these contracts uninterrupted until the recompete process is completed and that, as the incumbent, we have significant operational advantages.

U.S. Services Segment
Our U.S. Services Segment provides a variety of business process services ("BPS"), such as program administration, assessments, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the Affordable Care Act ("ACA"), Medicaid, the Children's Health Insurance Program ("CHIP"), Temporary Assistance to Needy Families ("TANF"), and child support programs. Previously, this segment suffered from reduced operating leverage resulting from the pause in Medicaid redeterminations during the COVID-19 pandemic. Redeterminations resumed in late fiscal year 2023, meaning fiscal year 2024 and beyond are demonstrating and should continue to demonstrate recovery of operating leverage and related margin improvement.

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(dollars in thousands)
Revenue	$486,115	$449,703	$975,960	$889,181
Cost of revenue	355,993	363,687	727,475	719,567
Gross profit	130,122	86,016	248,485	169,614
Selling, general, and administrative expenses	62,201	43,415	114,501	89,257
Operating income	67,921	42,601	133,984	80,357
Gross profit percentage	26.8%	19.1%	25.5%	19.1%
Operating margin percentage	14.0%	9.5%	13.7%	9.0%
Our revenue and cost of revenue for the three months ended March 31, 2024, increased 8.1% and decreased 2.1%, respectively, compared to the three months ended March 31, 2023. For the six months ended March 31, 2024, our revenue and cost of revenue increased 9.8% and 1.1%, respectively, compared to the six months ended March 31, 2023. All growth was organic.
Growth in the first half of fiscal year 2024 was principally from Medicaid redetermination activities, supplemented by a large, state-based assessment program which has ramped up in recent quarters.
Our margins in the first half of fiscal year 2024 have received the benefit of additional volumes from redetermination activity, that we anticipate returning to normal levels through the second half of the year. We anticipate a full-year operating profit margin of between 11% and 14%.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service and the recently awarded replacement contract to start in 2024, Functional Assessment Services, and Restart; and Australia, including Workforce Australia, and other employment support and job seeker services worldwide.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(dollars in thousands)
Revenue	$160,540	$173,074	$320,658	$364,675
Cost of revenue	136,410	153,361	271,499	306,507
Gross profit	24,130	19,713	49,159	58,168
Selling, general, and administrative expenses	23,460	23,425	48,601	51,814
Operating income/(loss)	670	(3,712)	558	6,354
Gross profit percentage	15.0%	11.4%	15.3%	16.0%
Operating margin percentage	0.4%	(2.1)%	0.2%	1.7%

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2024
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2023	$173,074		$153,361		$19,713
Organic effect	(1,425)	(0.8)%	(4,110)	(2.7)%	2,685	13.6%
Disposal of businesses	(14,267)	(8.2)%	(15,442)	(10.1)%	1,175	6.0%
Currency effect compared to the prior period	3,158	1.8%	2,601	1.7%	557	2.8%
Three Months Ended March 31, 2024	$160,540	(7.2)%	$136,410	(11.1)%	$24,130	22.4%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2024
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2023	$364,675		$306,507		$58,168
Organic effect	(23,904)	(6.6)%	(11,820)	(3.9)%	(12,084)	(20.8)%
Disposal of businesses	(28,003)	(7.7)%	(30,050)	(9.8)%	2,047	3.5%
Currency effect compared to the prior period	7,890	2.2%	6,862	2.2%	1,028	1.8%
Six Months Ended March 31, 2024	$320,658	(12.1)%	$271,499	(11.4)%	$49,159	(15.5)%
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
In the first quarter of fiscal year 2023, this segment received a significant benefit from higher employment services volumes, which did not recur in the second quarter. Revenue from our employment services contracts include payments based upon our ability to place individuals in long-term, sustained employment. We recognize this revenue over the period of performance using estimates of these outcomes, which are typically based upon past performance. Changes in these estimates may have a significant effect on our revenue.
The improvement in the valuation of the British Pound provided an additional benefit to revenue and profit in the first six months of fiscal year 2024.
We anticipate our Outside the United States Segment will yield slightly above break-even operating margin for the full year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of March 31, 2024, we had $77.4 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of March 31, 2024, and their effective interest rates.

Table MD&A 9: Balances and interest rates as of March 31, 2024
	March 31, 2024
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Unhedged	$218,125	6.93%	Term SOFR reset monthly plus margin. (1)
Term Loan A - Hedged though May 2026	500,000	3.91%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Hedged through September 2024	150,000	5.98%	Fixed rate of 4.38% plus margin. (1)
Term Loan B	343,170	7.43%	Term SOFR (variable reset) plus 2% margin.
Debt held by international subsidiaries	4,892	6.16%	Floating rate, reset quarterly.
Debt Principal	$1,216,187
(1) Applicable margin ranges between 1% and 2%, based on our leverage ratio.
Our effective cash interest rate reflects the drivers of our cash interest payments as of March 31, 2024, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of March 31, 2024, is 5.9%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Six Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Operating activities:
Net cash provided by operating activities	$152,096	$175,037
Net cash used in investing activities	(62,475)	(24,627)
Net cash used in financing activities	(94,487)	(171,671)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,115	3,186
Net change in cash and cash equivalents and restricted cash	$(3,751)	$(18,075)
Net Cash Provided By Operating Activities
Our net income for the first six months of fiscal year 2024 increased by $72.9 million compared to the six months ended March 31, 2023; notwithstanding this, our operating cash flows for the same period declined by $22.9 million. The principal reason for the decline was the timing of certain cash collections, with approximately $100 million received during the first week of April 2024.
Our Days Sales Outstanding ("DSO") at March 31, 2024, were 62 days, compared with 60 days at year end.
Net Cash Used In Investing Activities
We continue to make investments in our capital base, most notably in upgrading technology on our Federal MDE contracts. In addition:
•In the first half of fiscal year 2024, we have invested $18 million in acquiring part of one of our long-term vendors;
•In the first half of fiscal year 2023, we received payment from the sale of our Swedish business and a small commercial practice in the United Kingdom;
•In the first half of fiscal year 2024, we received a further installment payment on the sale of the U.K. business, as well as payment from the sale of our businesses in Italy, Singapore and our Canadian employment business.

Net Cash Used In Financing Activities
Financing activities in the first half of fiscal year 2024 include approximately $40 million of net debt repayment and $50 million related to servicing of stock through dividends or net settlement of RSU and PSU vesting. A further $8 million was incurred in payments for the acquisitions of Aidvantage in the U.S., and BZ Bodies (BZB), in the United Kingdom, which were based upon post-acquisition performance of the businesses.
Our financing cash flows in the first half of fiscal year 2023 included early debt payments. We also made a payment of $60.7 million to the acquirer of some of our accounts receivable balances, relating to funds received on their behalf.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At March 31, 2024, we owed $1.21 billion under the Credit Agreement, with access to an additional $600 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2028, when the agreement ends, and must be renegotiated or the funds repaid.
The Credit Agreement contains a number of covenants with which we are expected to comply. Failure to meet these requirements would result in a need to renegotiate the agreement or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement.
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt (as defined by our Credit Agreement), offset by up to $75 million of unrestricted cash (Consolidated Net Total Leverage), against our Consolidated EBITDA (as defined by the Credit Agreement). To comply with our Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the leverage ratio increases.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At March 31, 2024, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	March 31, 2024	March 31, 2024
	(in thousands)
Net income	$80,510	$234,667
Adjustments:
Interest expense	20,366	83,406
Other expense/(income), net	(822)	1,112
Provision for income taxes	27,440	73,330
Amortization of intangibles	21,641	92,413
Stock compensation expense	8,697	33,703
Acquisition-related expenses	226	1,257
Loss on sale of businesses	—	1,018
Depreciation and amortization of property, equipment, and capitalized software	8,205	45,020
Pro forma and other adjustments permitted by our Credit Agreement	19,594	89,692
Consolidated EBITDA (as defined by our Credit Agreement)	$185,857	$655,618

Table MD&A 12: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
March 31, 2024
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,216,187
Cash and cash equivalents up to $75 million	75,000
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,141,187

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.74

Table MD&A 13: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
March 31, 2024
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$655,618

Interest expense	83,406
Components of other income/expense, net allowed in ratio calculation	4,252
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$87,658

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	7.48
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

Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Six Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net cash provided by operating activities	$152,096	$175,037
Purchases of property and equipment and capitalized software	(47,547)	(33,751)
Free cash flow (Non-GAAP)	$104,549	$141,286

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on November 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three or six months ended March 31, 2024.

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
For the three months ended March 31, 2024, 12% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal period's results for all foreign businesses using the exchange rates in the prior fiscal period.
In recent years, we have made a number of acquisitions and divestitures. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal period results excluding transactions from acquisitions or disposals, to our prior fiscal period results.
Our recent acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the six months ended March 31, 2023 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our operating income, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 15: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets and Divestiture-Related Charges
	For the Three Months Ended		For the Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(dollars in thousands, except per share data)
Operating income	$127,494	$62,505	$235,004	$137,282
Add back: Amortization of intangible assets	21,641	23,650	44,990	47,168
Add back: Divestiture-related charges	—	883	1,018	883
Adjusted operating income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$149,135	$87,038	$281,012	$185,333
Adjusted operating income margin excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	11.1%	7.2%	10.5%	7.5%

Net income	$80,510	$31,788	$144,658	$71,783
Add back: Amortization of intangible assets, net of tax	15,949	17,446	33,158	34,806
Add back: Divestiture-related charges	—	883	1,018	883
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$96,459	$50,117	$178,834	$107,472

Diluted earnings per share	$1.31	$0.52	$2.35	$1.17
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.26	0.28	0.53	0.57
Add back: Effect of divestiture-related charges on diluted earnings per share	—	0.01	0.02	0.01
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$1.57	$0.81	$2.90	$1.75
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
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements wish to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the quarter. Revenue per day for a quarter is determined by dividing total revenue by 91 days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2023 Form 10-K, as filed with the SEC on November 16, 2023, have not changed materially during the six month period ended March 31, 2024.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the six months ended March 31, 2024, to the risk factors previously disclosed in the 2023 Form 10-K, as filed with the SEC on November 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Maximus, Inc.

	/s/ Bruce L. Caswell	May 9, 2024
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	May 9, 2024
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)