Form 10-Q
period 2024-06-30
MAXIMUS, INC.
filed 2024-08-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 60,177,003 shares of the registrant's Common Stock outstanding as of August 5, 2024.

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
•the ability of government customers to not exercise options, or to recompete or terminate contracts on short notice, with or without cause;
•our ability to win recompetes and/or succeed in protests on our significant contracts;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Revenue	$1,314,929	$1,188,677	$3,990,327	$3,644,775
Cost of revenue	982,615	924,313	3,040,370	2,907,061
Gross profit	332,314	264,364	949,957	737,714
Selling, general, and administrative expenses	167,033	182,545	504,682	471,445
Amortization of intangible assets	23,542	23,431	68,532	70,599
Operating income	141,739	58,388	376,743	195,670
Interest expense	20,555	21,026	62,428	63,631
Other expense/(income), net	809	1,005	475	(79)
Income before income taxes	120,375	36,357	313,840	132,118
Provision for income taxes	30,623	5,494	79,430	29,472
Net income	$89,752	$30,863	$234,410	$102,646

Earnings per share:
Basic	$1.47	$0.50	$3.83	$1.68
Diluted	$1.46	$0.50	$3.81	$1.67
Weighted average shares outstanding:
Basic	61,079	61,141	61,233	61,125
Diluted	61,381	61,544	61,495	61,368

Dividends declared per share	$0.30	$0.28	$0.90	$0.84
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net income	$89,752	$30,863	$234,410	$102,646
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	412	1,946	4,079	10,947
Net gains/(losses) on cash flow hedge, net of tax provision/(benefit) of $(427), $2,513, $(2,639), and $(466), respectively	(1,197)	7,046	(7,398)	(1,297)
Other comprehensive income/(loss)	(785)	8,992	(3,319)	9,650
Comprehensive income	$88,967	$39,855	$231,091	$112,296
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	June 30, 2024	September 30, 2023
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$102,794	$65,405
Accounts receivable, net	850,462	826,873
Income taxes receivable	9,464	16,556
Prepaid expenses and other current assets	115,571	146,632
Total current assets	1,078,291	1,055,466
Property and equipment, net	35,020	38,831
Capitalized software, net	169,449	107,811
Operating lease right-of-use assets	138,817	163,929
Goodwill	1,780,299	1,779,215
Intangible assets, net	653,386	703,648
Deferred contract costs, net	53,899	45,372
Deferred compensation plan assets	52,895	42,919
Deferred income taxes	5,911	2,459
Other assets	31,823	46,147
Total assets	$3,999,790	$3,985,797
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$280,836	$282,081
Accrued compensation and benefits	162,318	194,251
Deferred revenue, current portion	82,065	60,477
Income taxes payable	11,146	451
Long-term debt, current portion	39,952	86,844
Operating lease liabilities, current portion	47,992	49,852
Other current liabilities	55,734	49,058
Total current liabilities	680,043	723,014
Deferred revenue, non-current portion	35,269	38,849
Deferred income taxes	200,814	203,898
Long-term debt, non-current portion	1,100,701	1,163,149
Deferred compensation plan liabilities, non-current portion	55,870	46,432
Operating lease liabilities, non-current portion	101,911	129,367
Other liabilities	6,467	13,253
Total liabilities	2,181,075	2,317,962
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,427 and 60,998 shares issued and outstanding as of June 30, 2024, and September 30, 2023, respectively	604,287	577,898
Accumulated other comprehensive loss	(30,934)	(27,615)
Retained earnings	1,245,362	1,117,552
Total shareholders' equity	1,818,715	1,667,835
Total liabilities and shareholders' equity	$3,999,790	$3,985,797
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$234,410	$102,646
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	24,146	37,092
Amortization of intangible assets	68,532	70,599
Amortization of debt issuance costs and debt discount	2,899	2,236
Deferred income taxes	(3,770)	2,375
Stock compensation expense	27,605	22,239
Loss on sale of businesses	1,018	883
Change in assets and liabilities, net of effects of business combinations:
Accounts receivable	(26,528)	7,675
Prepaid expenses and other current assets	19,316	21,101
Deferred contract costs	(8,377)	2,245
Accounts payable and accrued liabilities	(1,659)	16,915
Accrued compensation and benefits	(21,043)	(31,612)
Deferred revenue	18,079	(31,747)
Income taxes	10,576	(33,186)
Operating lease right-of-use assets and liabilities	(2,131)	(3,742)
Other assets and liabilities	8,351	(15,968)
Net cash provided by operating activities	351,424	169,751
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(82,237)	(58,863)
Asset acquisition	(18,006)	—
Proceeds from divestitures	3,078	9,124
Net cash used in investing activities	(97,165)	(49,739)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(54,847)	(51,053)
Purchases of Maximus common stock	(47,275)	—
Tax withholding related to RSU vesting	(13,455)	(8,475)
Payments for contingent consideration	(10,977)	(6,662)
Payments for debt financing costs	(9,724)	—
Proceeds from borrowings	850,166	682,398
Principal payments for debt	(952,825)	(730,514)
Cash-collateralized escrow liabilities	9,118	(54,543)
Net cash used in financing activities	(229,819)	(168,849)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,270	3,735
Net change in cash, cash equivalents, and restricted cash	25,710	(45,102)
Cash, cash equivalents, and restricted cash, beginning of period	122,091	136,795
Cash, cash equivalents, and restricted cash, end of period	$147,801	$91,693
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2023	60,998	$577,898	$(27,615)	$1,117,552	$1,667,835
Net income	—	—	—	64,148	64,148
Foreign currency translation	—	—	5,912	—	5,912
Cash flow hedge, net of tax	—	—	(8,885)	—	(8,885)
Cash dividends	—	—	—	(18,299)	(18,299)
Dividends on RSUs	—	285	—	(285)	—
Stock compensation expense	—	9,427	—	—	9,427
Tax withholding adjustment related to RSU vesting	—	(2,332)	—	—	(2,332)
RSUs vested	33	—	—	—	—
Balance as of December 31, 2023	61,031	$585,278	$(30,588)	$1,163,116	$1,717,806
Net income	—	—	—	80,510	80,510
Foreign currency translation	—	—	(2,245)	—	(2,245)
Cash flow hedge, net of tax	—	—	2,684	—	2,684
Cash dividends	—	—	—	(18,309)	(18,309)
Dividends on RSUs	—	412	—	(412)	—
Stock compensation expense	—	8,697	—	—	8,697
RSUs vested	6	—	—	—	—
Balance as of March 31, 2024	61,037	594,387	(30,149)	1,224,905	1,789,143
Net income	—	—	—	89,752	89,752
Foreign currency translation	—	—	412	—	412
Cash flow hedge, net of tax	—	—	(1,197)	—	(1,197)
Cash dividends	—	—	—	(18,239)	(18,239)
Dividends on RSUs	—	419	—	(419)	—
Purchases of Maximus common stock	(611)	—	—	(50,637)	(50,637)
Stock compensation expense	—	9,481	—	—	9,481
RSUs vested	1	—	—	—	—
Balance as of June 30, 2024	60,427	$604,287	$(30,934)	$1,245,362	$1,818,715

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	39,995	39,995
Foreign currency translation	—	—	8,036	—	8,036
Cash flow hedge, net of tax	—	—	(3,781)	—	(3,781)
Cash dividends	—	—	—	(17,017)	(17,017)
Dividends on RSUs	—	298	—	(298)	—
Stock compensation expense	—	4,403	—	—	4,403
Balance as of December 31, 2022	60,774	562,679	(29,706)	1,048,034	1,581,007
Net income	—	—	—	31,788	31,788
Foreign currency translation	—	—	965	—	965
Cash flow hedge, net of tax	—	—	(4,562)	—	(4,562)
Cash dividends	—	—	—	(17,016)	(17,016)
Dividends on RSUs	—	413	—	(413)	—
Stock compensation expense	—	9,540	—	—	9,540
RSUs vested	10	—	—	—	—
Balance as of March 31, 2023	60,784	572,632	(33,303)	1,062,393	1,601,722
Net income	—	—	—	30,863	30,863
Foreign currency translation	—	—	1,946	—	1,946
Cash flow hedge, net of tax	—	—	7,046	—	7,046
Cash dividends	—	—	—	(17,020)	(17,020)
Dividends on RSUs	—	410	—	(410)	—
Stock compensation expense	—	8,296	—	—	8,296
Balance as of June 30, 2023	60,784	$581,338	$(24,311)	$1,075,826	$1,632,853
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Under our mission of Moving People Forward, we help millions of people access the vital government services they need. With nearly 50 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve. We are a proud partner to government agencies in the United States ("U.S.") and worldwide.

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
At June 30, 2024, our capitalized software balance includes $31.2 million related to technology for new services within our U.S. Services Segment. Earlier in fiscal year 2024, we evaluated these assets by comparing their carrying value to their estimated future cash flows. At that time, our probability-weighted undiscounted cash flows showed that we would recover the costs of these assets through our contract pipeline. We continue to monitor this asset. If circumstances change, we may be required to adjust the value or asset life of this asset.
At June 30, 2024, our intangible asset balance includes $13.5 million related to technology-based assets acquired in May 2021 as part of our acquisition of VES Group, Inc. We are taking the opportunity to improve our technology portfolio and replace the acquired assets. Through June 30, 2024, we had assumed that the acquired assets would cease being used around September 2026; we now believe we will be able to transfer to the replacement system by September 2025. Accordingly, effective July 1, 2024, we will accelerate our intangible asset amortization charge over the shorter period.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S.
U.S. Federal Services
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology ("IT") modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs ("VA") and certain state-based assessments and appeals work that is part of the segment's heritage. Under Technology Consulting Services ("TCS"), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.
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
Outside the U.S.
Our Outside the U.S. Segment provides BPS for international governments, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service and the recently awarded replacement contract scheduled to start in the fourth quarter of fiscal year 2024, Functional Assessment Services, and Restart; and Australia, including Workforce Australia, and other employment support and job seeker services in a number of other countries.

Table 3: Results of Operation by Business Segment
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$683,347		$583,960		$2,062,127		$1,786,202
U.S. Services	472,298		449,061		1,448,258		1,338,242
Outside the U.S.	159,284		155,656		479,942		520,331
Revenue	$1,314,929		$1,188,677		$3,990,327		$3,644,775
Gross profit:
U.S. Federal Services	$186,075	27.2%	$156,945	26.9%	$506,074	24.5%	$402,513	22.5%
U.S. Services	121,012	25.6%	98,538	21.9%	369,497	25.5%	268,152	20.0%
Outside the U.S.	25,227	15.8%	8,881	5.7%	74,386	15.5%	67,049	12.9%
Gross profit	$332,314	25.3%	$264,364	22.2%	$949,957	23.8%	$737,714	20.2%
Selling, general, and administrative expenses:
U.S. Federal Services	$79,949	11.7%	$82,892	14.2%	$247,671	12.0%	$229,591	12.9%
U.S. Services	59,531	12.6%	51,536	11.5%	174,032	12.0%	140,793	10.5%
Outside the U.S.	26,647	16.7%	24,122	15.5%	75,249	15.7%	75,936	14.6%
Divestiture-related charges (2)	—	NM	—	NM	1,018	NM	883	NM
Other (3)	906	NM	23,995	NM	6,712	NM	24,242	NM
Selling, general, and administrative expenses	$167,033	12.7%	$182,545	15.4%	$504,682	12.6%	$471,445	12.9%
Operating income/(loss):
U.S. Federal Services	$106,126	15.5%	$74,053	12.7%	$258,403	12.5%	$172,922	9.7%
U.S. Services	61,481	13.0%	47,002	10.5%	195,465	13.5%	127,359	9.5%
Outside the U.S.	(1,420)	(0.9)%	(15,241)	(9.8)%	(863)	(0.2)%	(8,887)	(1.7)%
Amortization of intangible assets	(23,542)	NM	(23,431)	NM	(68,532)	NM	(70,599)	NM
Divestiture-related charges (2)	—	NM	—	NM	(1,018)	NM	(883)	NM
Other (3)	(906)	NM	(23,995)	NM	(6,712)	NM	(24,242)	NM
Operating income	$141,739	10.8%	$58,388	4.9%	$376,743	9.4%	$195,670	5.4%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)We have sold businesses in both fiscal years 2023 and 2024. Refer to "Note 7. Acquisitions and Divestitures" for more details.
(3)Other expenses includes credits and costs that are not allocated to a particular segment. In the three and nine months ended June 30, 2024, these charges include $0.3 million and $3.3 million related to the costs of a previously disclosed cybersecurity incident, respectively, compared to $22.1 million for the three and nine months ended June 30, 2023. Other charges include expenses incurred as part of our acquisitions, as well as potential acquisitions which have not been or may not be completed.

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

Table 4.1: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	(dollars in thousands)
Performance-based	$758,942	57.7%	$617,800	52.0%	$2,202,541	55.2%	$1,761,764	48.3%
Cost-plus	281,823	21.4%	281,014	23.6%	958,336	24.0%	940,509	25.8%
Fixed price	170,787	13.0%	171,809	14.5%	514,280	12.9%	527,556	14.5%
Time and materials	103,377	7.9%	118,054	9.9%	315,170	7.9%	414,946	11.4%
Total revenue	$1,314,929		$1,188,677		$3,990,327		$3,644,775

Table 4.2: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	(dollars in thousands)
U.S. federal government agencies	$666,895	50.7%	$568,924	47.9%	$2,015,780	50.5%	$1,742,739	47.8%
U.S. state government agencies	470,301	35.8%	445,855	37.5%	1,440,391	36.1%	1,329,766	36.5%
International government agencies	156,587	11.9%	148,742	12.5%	468,995	11.8%	491,861	13.5%
Other, including local municipalities and commercial customers	21,146	1.6%	25,156	2.1%	65,161	1.6%	80,409	2.2%
Total revenue	$1,314,929		$1,188,677		$3,990,327		$3,644,775
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

•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of June 30, 2024, and September 30, 2023, $26.3 million and $20.7 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and nine months ended June 30, 2024, we recognized revenue of $8.2 million and $53.5 million, respectively, included in our deferred revenue balances at September 30, 2023. During the three and nine months ended June 30, 2023, we recognized revenue of $13.9 million and $75.3 million, respectively, included in our deferred revenue balances at September 30, 2022.
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

Table 4.3: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(3,576)	$(2,134)	$(12,772)	$(8,272)
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.04)	$(0.03)	$(0.16)	$(0.09)
Remaining performance obligations
As of June 30, 2024, we had approximately $310 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 72% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Basic weighted average shares outstanding	61,079	61,141	61,233	61,125
Dilutive effect of unvested RSUs and PSUs	302	403	262	243
Denominator for diluted earnings per share	61,381	61,544	61,495	61,368
The diluted earnings per share calculation for the three and nine months ended June 30, 2024, excludes approximately 212,000 and 216,000 unvested anti-dilutive restricted stock units, respectively. For the three and nine months ended June 30, 2023, approximately 98,000 and 105,000 unvested anti-dilutive restricted stock units were excluded from the diluted earnings per share calculation, respectively.

6. DEBT AND DERIVATIVES

Table 6.1: Details of Debt
	June 30, 2024	September 30, 2023
	(in thousands)
Term Loan A	$650,000	$909,375
Term Loan B	500,000	344,934
Subsidiary loan agreements	5,003	3,220
Total debt principal	1,155,003	1,257,529
Less: Unamortized debt-issuance costs and discounts	(14,350)	(7,536)
Total debt	1,140,653	1,249,993
Less: Current portion of long-term debt	(39,952)	(86,844)
Long-term debt	$1,100,701	$1,163,149
Our principal credit agreements are held within the United States. In addition, we hold revolving credit facilities in Australia, Canada, and the United Kingdom.
On May 30, 2024, we amended our credit agreement with J.P. Morgan Chase Bank, N.A. (the "Amended Credit Agreement"), which replaced our previous arrangement with the same bank (the "Original Credit Agreement"). The Amended Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions.
The Amended Credit Agreement has three components.
•A Term Loan A facility (the "TLA"), which initially comprises $650 million. This facility matures on May 30, 2029. The interest rates are variable, based upon a combination of a Secured Overnight Financing Rate ("SOFR") and a margin based on our leverage. The margin can vary between 1.0% and 2.0%. At loan inception, it was set at 1.5% and will remain at this level until our December 2024 leverage calculation is submitted, which is likely to be in February 2025.
•A Term Loan B facility, which initially comprises $500 million. This facility matures on May 30, 2031. The interest rates are based upon SOFR, subject to a floor of 0.5%, plus a fixed 2.0% margin.
•A revolving credit facility, which enables us to borrow or utilize up to $750 million. The interest on this facility is generally based upon the same rates as those used for the TLA. In addition, we are charged a commitment fee between 0.125% and 0.30% on used funds, the fee being based upon our leverage.
The Amended Credit Agreement requires us to comply with various covenants, the terms of which are consistent with the Original Credit Agreement and customary for agreements of this type. At June 30, 2024, we are in compliance with all covenants. We do not believe that these covenants restrict our ability to successfully operate the business or to pay dividends.

The Amended Credit Agreement is, subject to customary exceptions, secured by substantially all of the assets of the Company and its wholly owned material domestic subsidiaries, and guaranteed by each of the Company’s wholly owned material domestic subsidiaries.
Bank charges incurred in amending the Original Credit Agreement have been reported as a reduction to gross debt and will be amortized over the respective lives of the loans. The Amended Credit Agreement is considered a modification of the Original Credit Agreement, and accordingly, many of the costs deferred under this arrangement will continue to be deferred prospectively.
Following the establishment of the Amended Credit Agreement, our future minimum principal payments are as follows:

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2024 through September 30, 2024	$14,378
Year ended September 30, 2025	37,500
Year ended September 30, 2026	41,562
Year ended September 30, 2027	53,750
Year ended September 30, 2028	57,813
Years ended thereafter	950,000
Interest Rate Derivative Instruments
We utilize interest rate swaps to reduce our risk from interest rates, which we have designated as cash flow hedges. We had entered into interest rate swaps against the Original Credit Agreement which we will continue to utilize on the Amended Credit Agreement.
•We have arrangements for a combined notional amount of $500 million, which hedges a SOFR component of our TLA to a fixed amount of 2.31%. These arrangements expire in May 2026.
•We have an arrangement for a notional amount of $150 million, which hedges a SOFR component of our TLA to a fixed amount of 4.38%. This arrangement expires in September 2024.
At June 30, 2024 and September 30, 2023, we had assets of $21.0 million and $31.0 million, respectively, related to these interest rate swaps. These were recorded as "other assets" within our consolidated balance sheets. As these instruments are considered effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income" within our consolidated financial statements.

7. ACQUISITIONS AND DIVESTITURES
On February 14, 2024, we acquired part of a vendor who has performed IT services for us over several years for a cash consideration of $18.0 million. Almost all of the consideration was allocated directly to the most significant asset, the acquired workforce. The value of this asset will be amortized over eight years. This asset is anticipated to provide support across all three of our operating segments.
We have sold a number of components of our Outside the U.S. Segment:
•In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss on sale of $1.0 million. During the fourth quarter of fiscal year 2023, we recorded an impairment charge of $2.9 million related to these assets.
•In March 2023, we sold our commercial practice in the United Kingdom, resulting in a pre-tax loss of $0.6 million. The cash consideration had a fair value of $16 million, to be received in installments. At June 30, 2024, we have installments remaining of $5.5 million.
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
•During fiscal year 2024, we recorded liabilities for additional consideration payable on certain acquisitions. This consideration was contingent upon the post-acquisition performance of these businesses. This liability was based upon our internal assumptions regarding revenues, margins, volumes, and contract terms. Accordingly, these inputs were not observable and were classified as level 3 within the fair value hierarchy. In fiscal year 2024, all outstanding liabilities were settled.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the nine months ended June 30, 2024.

Table 8.1: Fair Value Measurements
	As of June 30, 2024
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$32,642	$—	$—	$32,642
Interest rate swaps - $650 million notional value	—	20,991	—	20,991
Total assets	$32,642	$20,991	$—	$53,633
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2023	$(50,484)	$22,869	$(27,615)
Other comprehensive income before reclassifications	3,946	1,860	5,806
Amounts reclassified from accumulated other comprehensive loss	133	(9,258)	(9,125)
Net current period other comprehensive losses	4,079	(7,398)	(3,319)
Balance as of June 30, 2024	$(46,405)	$15,471	$(30,934)
The foreign currency translation adjustment reflects a cumulative difference between the value of our earnings in currencies other than the United States Dollar between the time they were recorded and the date of the financial statements. At June 30, 2024, the balance included approximately $18.9 million of translation differences related to the Australian Dollar and $19.4 million related to the British Pound, with the remaining balance principally comprised of differences related to the Canadian Dollar.

Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and, where changes in estimates arise, these are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, which we rebranded as Aidvantage. Payments were based upon volumes, up to a maximum payment of $65.0 million. At September 30, 2023, the Aidvantage contingent consideration was $7.5 million. This liability was settled in the third quarter of this fiscal year.
•In January 2022, we acquired BZ Bodies Limited. Future payments were based upon the performance of the business through December 2023, up to a maximum payment of $2.5 million (£2.0 million British Pounds). At September 30, 2023, we recorded a contingent consideration liability for the maximum payment, which we paid in the second quarter of fiscal year 2024.
Movement in our contingent consideration balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2023	$9,903
Adjustments to fair value recorded in the period	985
Cash payments	(10,977)
Foreign currency translations	89
Closing contingent consideration as of June 30, 2024	$—

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
During the nine months ended June 30, 2024, we issued approximately 380,000 RSUs, which will vest ratably over one to four years, and approximately 128,000 PSUs, which will vest after three years.
Share Purchase Program
Under a resolution adopted in June 2024, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $200 million of our common stock. During the three and nine months ended June 30, 2024, we purchased approximately 611,000 common shares at a cost of $50.6 million. At June 30, 2024, approximately $193.9 million remained available for future stock purchases. Since June 30, 2024, we have purchased a further 250,000 common shares for approximately $21.2 million.

10. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	June 30, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$102,794	$65,405
Restricted cash	45,007	56,686
Cash, cash equivalents, and restricted cash	$147,801	$122,091
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Interest payments	$59,367	$59,580
Income tax payments	$67,822	$60,460
Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	June 30, 2024	September 30, 2023
	(in thousands)
Billed and billable receivables	$613,429	$692,707
Unbilled receivables	249,813	137,885
Allowance for credit losses	(12,780)	(3,719)
Accounts receivable, net	$850,462	$826,873
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
For the nine months ended June 30, 2024, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $270.9 million. In exchange for these sales, we received $269.3 million of cash. The balance, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

11. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of federal, state, local, and foreign governments. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business. These include but are not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies. Except for the matters described below for which we cannot predict the outcome, we do not believe the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
Since August 1, 2023, approximately eleven additional cases arising out of the MOVEit cybersecurity incident have been filed in federal courts against Maximus, Inc. and its subsidiaries. These cases each allege substantially similar allegations on behalf of putative nationwide classes and on behalf of various putative state subclasses. Three plaintiffs have subsequently dismissed their claims voluntarily.
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
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (“DOJ”) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company is cooperating with the DOJ in its investigation and providing responses and information on an ongoing basis. As of June 30, 2024, the Company has reserved $4.0 million in connection with this matter. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued.

12. SUBSEQUENT EVENT
On July 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on August 31, 2024, to shareholders of record on August 15, 2024. Based on the number of shares outstanding, we anticipate a cash payment of approximately $18.1 million.

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
Business Overview
Maximus, under its mission of Moving People Forward, helps millions of people access the vital government services they need. With almost 50 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve.
We create value for our customers through our ability to translate health and human services public policy into operating models that achieve outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from a market with increasing demographic demand, constrained government budgets, and an increased focus on technology. We also demonstrate the ability to move quickly, ranging from digitally enabled contact center support services for natural disaster response to swift establishments of public health and safety initiatives, examples of which occurred during the COVID-19 pandemic. Our organic growth through increased contract scope and entry into new markets has been supplemented by strategic acquisitions. Most notably, our acquisitions of VES Group, Inc. ("VES"), a leading provider of medical disability examinations ("MDE") to the United States ("U.S.") Department of Veterans Affairs ("VA"); the Federal business of Attain, LLC ("Attain"), a provider of technology consulting and systems integration services; and a service contract with the U.S. Department of Education, under our Aidvantage brand, have supplemented our organic growth and allowed expansion into new markets.
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

Financial Overview
A number of factors have affected our results for the three and nine months ended June 30, 2024. More detail on these changes is presented below within our "Results of Operations" section.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and nine months ended June 30, 2024, and June 30, 2023.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except per share data)
Revenue	$1,314,929	$1,188,677	$3,990,327	$3,644,775
Cost of revenue	982,615	924,313	3,040,370	2,907,061
Gross profit	332,314	264,364	949,957	737,714
Gross profit percentage	25.3%	22.2%	23.8%	20.2%
Selling, general, and administrative expenses	167,033	182,545	504,682	471,445
Selling, general, and administrative expenses as a percentage of revenue	12.7%	15.4%	12.6%	12.9%
Amortization of intangible assets	23,542	23,431	68,532	70,599
Operating income	141,739	58,388	376,743	195,670
Operating margin	10.8%	4.9%	9.4%	5.4%
Interest expense	20,555	21,026	62,428	63,631
Other expense/(income), net	809	1,005	475	(79)
Income before income taxes	120,375	36,357	313,840	132,118
Provision for income taxes	30,623	5,494	79,430	29,472
Effective tax rate	25.4%	15.1%	25.3%	22.3%
Net income	$89,752	$30,863	$234,410	$102,646
Earnings per share:
Basic	$1.47	$0.50	$3.83	$1.68
Diluted	$1.46	$0.50	$3.81	$1.67
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three months ended June 30, 2023	$1,188,677		$924,313		$264,364
Organic effect	133,211	11.2%	66,178	7.2%	67,033	25.4%
Disposal of businesses	(7,123)	(0.6)%	(7,905)	(0.9)%	782	0.3%
Currency effect compared to the prior period	164	—%	29	—%	135	0.1%
Three months ended June 30, 2024	$1,314,929	10.6%	$982,615	6.3%	$332,314	25.7%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Nine months ended June 30, 2023	$3,644,775		$2,907,061		$737,714
Organic effect	372,624	10.2%	164,374	5.7%	208,250	28.2%
Disposal of businesses	(35,126)	(1.0)%	(37,955)	(1.3)%	2,829	0.4%
Currency effect compared to the prior period	8,054	0.2%	6,890	0.2%	1,164	0.2%
Nine months ended June 30, 2024	$3,990,327	9.5%	$3,040,370	4.6%	$949,957	28.8%
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
Our SG&A expense for the three months ended June 30, 2023, included $22.1 million of expenses for investigation and remediation activities related to a cybersecurity event. Notwithstanding this, our SG&A expenses for the nine months ended June 30, 2024, have increased compared to the comparative period. This growth is principally from growth in our administrative base as the business expands.
Amortization of intangible assets
Amortization of intangible assets remained consistent for the three months ended June 30, 2024, as compared to three months ended June 30, 2023. For the nine months ended June 30, 2024, amortization of intangible assets decreased by $2.1 million as compared to nine months ended June 30, 2023. The decline was principally driven by the amortization in full of intangible assets from our Aidvantage acquisition.
Our balance sheet includes intangible assets of $487 million and $37 million from the 2021 VES and 2019 GDIT acquisitions, respectively. These assets, comprising customer relationships, technology, and a medical provider network, continue to support contracts acquired with these acquisitions. The greater part of these assets are being amortized over the remaining nine and five years, respectively. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
Our interest expense has remained consistent year-over-year as declines in our debt balance are offset by increased interest rates. Following the amendment of our debt agreement, we continue to mitigate our risk by fixing interest rates on approximately half of our debt. Our near-term capital allocation plan continues to prioritize reducing our debt using our free cash flow.
Provision for Income Taxes
Our effective income tax rate for the three and nine months ended June 30, 2024, was 25.4% and 25.3%, respectively, compared to 15.1% and 22.3% for the three and nine months ended June 30, 2023. Our tax rates in fiscal year 2023 received the benefit of discrete tax benefits from tax credits, which did not recur in fiscal year 2024. For fiscal year 2024, we expect the effective tax rate to be between 24.5% and 25.5%.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers end-to-end solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. This segment also includes system and application development, Information Technology ("IT") modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs ("VA") and certain state-based assessments and appeals work that is part of the segment's heritage. Under Technology Consulting Services ("TCS"), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
Revenue	$683,347	$583,960	$2,062,127	$1,786,202
Cost of revenue	497,272	427,015	1,556,053	1,383,689
Gross profit	186,075	156,945	506,074	402,513
Selling, general, and administrative expenses	79,949	82,892	247,671	229,591
Operating income	106,126	74,053	258,403	172,922
Gross profit percentage	27.2%	26.9%	24.5%	22.5%
Operating margin percentage	15.5%	12.7%	12.5%	9.7%
Our revenue and cost of revenue for the three months ended June 30, 2024, increased 17.0% and 16.5%, respectively, compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, revenue and cost of revenue growth were 15.4% and 12.5%, respectively, compared to the nine months ended June 30, 2023. All growth in fiscal year 2024 was organic.
Our revenue and margin growth has principally been driven by volume growth and strong performance on our contracts relating to clinical assessments. Our profit margins have grown as the volume growth has allowed for economies of scale.
We anticipate that our U.S. Federal Services Segment will continue to grow for the remainder of fiscal year 2024, driven primarily by additional volumes in clinical services. We anticipate that our full-year operating margin will be around 12.5%.
We continue to monitor the status of announced recompetes of two of our significant contracts:
•The Centers for Medicare & Medicaid Services is currently recompeting the Contact Center Operations contract awarded to us in 2022, which is earlier-than-expected, and for the express purpose of including a labor harmony agreement requirement. In June 2024 we filed a pre-award protest which will be adjudicated by the Government Accountability Office. The Company expects to receive a response prior to the end of fiscal year 2024. The $6.6 billion contract value over a base plus a nine-year period of performance, is equivalent to approximately 10% to 15% of total Company revenue on an annual basis. The contract type is cost-plus-award-fee which traditionally carries low single digit margins. Given the contract's absorption of indirect costs, the impact to consolidated operating income from the absence of this contract would likely be more significant than just the low single digit margin, depending in part on the extent to which we would be able to mitigate the effects. Maximus has consistently met or exceeded all contractual service levels with uninterrupted operations and driven the highest independently measured customer satisfaction in the history of the program. We anticipate continuing to work on this contract uninterrupted until the recompete process, including any subsequent protest actions, is completed. We also believe that, as the incumbent, we have significant operational advantages.
•A majority of the MDE contracts under the VA, which comprise our acquired VES business, had ceilings on claims volumes at the time of award in 2018. Volumes have significantly increased since the passage of the PACT Act, thereby requiring a rebid process. In fiscal year 2023, these contracts together represented between 10% and 15% of our revenue. We anticipate continuing to work on these contracts uninterrupted until the recompete process is completed and that, as the incumbent, we have significant operational advantages.

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

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
Revenue	$472,298	$449,061	$1,448,258	$1,338,242
Cost of revenue	351,286	350,523	1,078,761	1,070,090
Gross profit	121,012	98,538	369,497	268,152
Selling, general, and administrative expenses	59,531	51,536	174,032	140,793
Operating income	61,481	47,002	195,465	127,359
Gross profit percentage	25.6%	21.9%	25.5%	20.0%
Operating margin percentage	13.0%	10.5%	13.5%	9.5%
Our revenue and cost of revenue for the three months ended June 30, 2024, increased 5.2% and 0.2%, respectively, compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, our revenue and cost of revenue increased 8.2% and 0.8%, respectively, compared to the nine months ended June 30, 2023. All growth was organic.
Growth in fiscal year 2024 was principally from Medicaid-related activities, a portion of which includes redetermination activities related to the unwinding exercise, resulting in additional volumes in transactions generating revenue on a cost-base which had been built up in anticipation of this growth. This resulted in improvements to our profit margins, that we anticipate returning to normal levels over the coming quarters. We anticipate a full-year operating profit margin of approximately 13%.
Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS for international governments, transforming the lives of people around the world. Helping people find employment, access vital support, and remain healthy, these services include health and disability assessments, program administration for employment services, wellbeing solutions, and other job seeker-related services. We support programs and deliver services in the United Kingdom, including the Health Assessment Advisory Service and the recently awarded replacement contract scheduled to start in the fourth quarter of fiscal year 2024, Functional Assessment Services, and Restart; and Australia, including Workforce Australia, and other employment support and job seeker services in a number of other countries.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
Revenue	$159,284	$155,656	$479,942	$520,331
Cost of revenue	134,057	146,775	405,556	453,282
Gross profit	25,227	8,881	74,386	67,049
Selling, general, and administrative expenses	26,647	24,122	75,249	75,936
Operating loss	(1,420)	(15,241)	(863)	(8,887)
Gross profit percentage	15.8%	5.7%	15.5%	12.9%
Operating margin percentage	(0.9)%	(9.8)%	(0.2)%	(1.7)%

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2024
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three months ended June 30, 2023	$155,656		$146,775		$8,881
Organic effect	10,587	6.8%	(4,842)	(3.3)%	15,429	173.7%
Disposal of businesses	(7,123)	(4.6)%	(7,905)	(5.4)%	782	8.8%
Currency effect compared to the prior period	164	0.1%	29	—%	135	1.5%
Three months ended June 30, 2024	$159,284	2.3%	$134,057	(8.7)%	$25,227	184.1%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2024
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine months ended June 30, 2023	$520,331		$453,282		$67,049
Organic effect	(13,317)	(2.6)%	(16,661)	(3.7)%	3,344	5.0%
Disposal of businesses	(35,126)	(6.8)%	(37,955)	(8.4)%	2,829	4.2%
Currency effect compared to the prior period	8,054	1.5%	6,890	1.5%	1,164	1.7%
Nine months ended June 30, 2024	$479,942	(7.8)%	$405,556	(10.5)%	$74,386	10.9%
This segment has recorded a small loss in fiscal year 2024 as management undertakes steps to improve performance and deliver consistent profitability in this part of our organization. These steps included the divestiture in fiscal year 2024 of our employment services business in Canada and all of our operations in Italy and Singapore. In fiscal year 2023, we disposed of our commercial practice in the United Kingdom and our Swedish operations.
Revenue growth in the quarter was driven by our United Kingdom business, as well as the continued ramp up of contracts in Saudi Arabia.
Revenue from our employment services contracts include payments based upon our ability to place individuals in long-term, sustained employment. We recognize this revenue over the period of performance using estimates of these outcomes, which are typically based upon past performance. Changes in these estimates may have a significant effect on our revenue.
The improvement in the valuation of the British Pound provided an additional benefit to revenue and profit in the first nine months of fiscal year 2024.
We anticipate our Outside the United States Segment will yield slightly above break-even operating margin for the full year.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of June 30, 2024, we had $102.8 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of June 30, 2024, and their effective interest rates.

Table MD&A 9: Balances and interest rates as of June 30, 2024
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged though May 2026	$500,000	3.91%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Hedged through September 2024	150,000	5.98%	Fixed rate of 4.38% plus margin. (1)
Term Loan B	500,000	7.44%	Term SOFR (variable reset) plus 2% margin.
Debt held by international subsidiaries	5,003	6.21%	Floating rate, reset quarterly.
Debt Principal	$1,155,003
(1) Applicable margin ranges between 1% and 2%, based on our leverage ratio.
Our effective cash interest rate reflects the drivers of our cash interest payments as of June 30, 2024, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of June 30, 2024, is 6.0%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Nine Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Operating activities:
Net cash provided by operating activities	$351,424	$169,751
Net cash used in investing activities	(97,165)	(49,739)
Net cash used in financing activities	(229,819)	(168,849)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	1,270	3,735
Net change in cash and cash equivalents and restricted cash	$25,710	$(45,102)
Net Cash Provided By Operating Activities
Our cash flows from operating activities for the first nine months of fiscal year 2024 increased by $181.7 million, compared to the comparative period in the prior year. This increase was the result of our increased profitability year-over-year, as well as use of our Receivables Purchase Agreement. At June 30, 2024, and September 30, 2023, we had sold $173 million and $72 million of our receivables balance, respectively.
Our Days Sales Outstanding ("DSO") at June 30, 2024, were 59 days, compared with 60 days at September 30, 2023. Excluding the effects of the Receivables Purchase Agreement, DSO would have been 68 days and 65 days, respectively.
Net Cash Used In Investing Activities
We continue to make investments in our capital base, most notably in upgrading technology on our Federal MDE contracts. In addition:
•During fiscal year 2024, we have invested $18 million in acquiring part of one of our long-term vendors;
•During fiscal year 2023, we received payment from the sale of our Swedish business and a small commercial practice in the United Kingdom;
•During fiscal year 2024, we received a further installment payment on the sale of the U.K. business, as well as payment from the sale of our businesses in Italy, Singapore, and our Canadian employment business.

Net Cash Used In Financing Activities
Our principal debt agreement is with JPMorgan Chase Bank N.A. In May 2024, we amended our existing agreement (the "Amended Credit Agreement"). The Amended Credit Agreement extended the maturity dates of our debt and rebalanced our borrowings, but is otherwise broadly consistent with the original arrangement. We have continued to use our operating cash flows to reduce our outstanding debt balance, while maintaining the ability to seek opportunities to build value through M&A activity or our share purchase program. Entering into the Amended Credit Agreement resulted in new financing costs of $9.7 million.
In addition to dividends, we have also purchased Maximus common stock during fiscal year 2024; no such purchases were made in fiscal year 2023.
Our financing cash flows in both fiscal years 2024 and 2023 include transactions in restricted cash funds held by us on behalf of other parties. In fiscal year 2023, these include a payment of $60.7 million to the acquirer of some of our accounts receivable balances, relating to funds received on their behalf.
Credit Facilities
Our principal debt agreement is the Amended Credit Agreement. At June 30, 2024, we owed $1.15 billion under the Amended Credit Agreement, with access to an additional $750 million through a revolving credit facility. Following the amendment, our principal loans mature in May 2029 and May 2031, when the remaining balances must be renegotiated or repaid in full. The revolving facility also matures in May 2029. In addition, our term loans require quarterly mandatory repayments.
The Amended Credit Agreement contains a number of covenants with which we are expected to comply. Failure to meet these requirements would result in a need to renegotiate the agreement, seek a waiver, or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Amended Credit Agreement.
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt (as defined by the Amended Credit Agreement), offset by up to $150 million of unrestricted cash (Consolidated Net Total Leverage), against our Consolidated EBITDA (as defined by the Amended Credit Agreement). To comply with our Amended Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the leverage ratio increases.
•Our Consolidated Net Interest Coverage Ratio means, for any twelve-month period, the ratio of our Consolidated EBITDA against our Consolidated Net Interest Expense, as defined by the Amended Credit Agreement. To comply with our Amended Credit Agreement, this ratio cannot be less than 3.00:1.00 at the end of each quarter.
Consolidated EBITDA also drives certain permissions within the Amended Credit Agreement, such as the level of investment we are entitled to make without seeking additional approval from our lenders.
Our Amended Credit Agreement defines Consolidated EBITDA, as well as other components of the calculations above. The definition of Consolidated EBITDA requires us to include adjustments not typically included within EBITDA, including unusual, non-recurring expenses, certain non-cash adjustments, the pro forma effects of acquisitions and disposals, and estimated synergies from acquisitions. As a result, Consolidated EBITDA as defined by the Amended Credit Agreement may not be comparable to EBITDA or related or similarly-titled measures presented by other companies.
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Amended Credit Agreement which are included within our financial statements. At June 30, 2024, we were in compliance with all applicable covenants of our Amended Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Amended Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	June 30, 2024	June 30, 2024
	(in thousands)
Net income	$89,752	$293,556
Adjustments:
Interest expense	20,555	82,935
Other expense/(income), net	809	916
Provision for income taxes	30,623	98,459
Amortization of intangibles	23,542	92,524
Stock compensation expense	9,481	34,888
Acquisition-related expenses	357	27
Loss on sale of businesses	—	1,018
Depreciation and amortization of property, equipment, and capitalized software	7,530	41,779
Pro forma and other adjustments permitted by our Amended Credit Agreement	17,643	70,669
Consolidated EBITDA (as defined by our Amended Credit Agreement)	$200,292	$716,771

Table MD&A 12: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
June 30, 2024
(in thousands, except ratio data)
Funded Debt (as defined by our Amended Credit Agreement)	$1,155,003
Cash and cash equivalents up to $150 million	102,794
Consolidated Net Total Leverage (as defined by our Amended Credit Agreement)	$1,052,209

Consolidated Net Total Leverage Ratio (as defined by our Amended Credit Agreement)	1.47

Table MD&A 13: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
June 30, 2024
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Amended Credit Agreement)	$716,771

Interest expense	82,935
Components of other income/expense, net allowed in ratio calculation	2,454
Consolidated Net Interest Expense (as defined by our Amended Credit Agreement)	$85,389

Consolidated Net Interest Coverage Ratio (as defined by our Amended Credit Agreement)	8.39
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

Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Nine Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Net cash provided by operating activities	$351,424	$169,751
Purchases of property and equipment and capitalized software	(82,237)	(58,863)
Free cash flow (Non-GAAP)	$269,187	$110,888

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2023 Form 10-K, as filed with the SEC on November 16, 2023, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three or nine months ended June 30, 2024.

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
For the three months ended June 30, 2024, 12% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal period's results for all foreign businesses using the exchange rates in the prior fiscal period.
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
Our recent acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the nine months ended June 30, 2023 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our operating income, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 15: Non-GAAP Adjusted Results Excluding Amortization of Intangible Assets and Divestiture-Related Charges
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except per share data)
Operating income	$141,739	$58,388	$376,743	$195,670
Add back: Amortization of intangible assets	23,542	23,431	68,532	70,599
Add back: Divestiture-related charges	—	—	1,018	883
Adjusted operating income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$165,281	$81,819	$446,293	$267,152
Adjusted operating income margin excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	12.6%	6.9%	11.2%	7.3%

Net income	$89,752	$30,863	$234,410	$102,646
Add back: Amortization of intangible assets, net of tax	17,350	17,276	50,508	52,082
Add back: Divestiture-related charges	—	—	1,018	883
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$107,102	$48,139	$285,936	$155,611

Diluted earnings per share	$1.46	$0.50	$3.81	$1.67
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.28	0.82	0.86
Add back: Effect of divestiture-related charges on diluted earnings per share	—	—	0.02	0.01
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$1.74	$0.78	$4.65	$2.54
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2023 Form 10-K, as filed with the SEC on November 16, 2023, have not changed materially during the nine month period ended June 30, 2024.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the nine months ended June 30, 2024, to the risk factors previously disclosed in the 2023 Form 10-K, as filed with the SEC on November 16, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding purchases of common stock that we made during the three months ended June 30, 2024.

Common Stock Repurchase Activity During the Three Months Ended June 30, 2024
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2024 - April 30, 2024	241,828	$79.86	241,828	$31,277
May 1, 2024 - May 31, 2024	201,981	$84.64	201,981	$14,180
June 1, 2024 - June 30, 2024	167,611	$84.78	167,611	$193,853
Total	611,420	$82.79	611,420
(1)Under a resolution adopted in June 2024, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $200.0 million of our common stock.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Description of Exhibit
10.1
Amended and Restated Credit Agreement, dated as of May 30, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, an issuing lender and swing line lender, and the lenders and other financial institutions party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2024).

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

Maximus, Inc.

	/s/ Bruce L. Caswell	August 8, 2024
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	August 8, 2024
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)