Form 10-K
period 2024-09-30
MAXIMUS, INC.
filed 2024-11-21
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2024, was $5,068,972,205 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 60,295,271 shares of the registrant's Common Stock outstanding as of November 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our reliance on a small number of individual contracts;
•our ability to realize the full value of our backlog;
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
•our ability to manage emerging artificial intelligence (AI) and machine learning (ML) technologies;
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
We create value for our customers through our ability to translate health and human services public policy into operating models that achieve outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from a market with increasing demographic demand, constrained government budgets, and an increased focus on technology as governments prioritize modernization. We also demonstrate the ability to move quickly, ranging from digitally enabled contact center support services for natural disaster response to swift establishments of public health and safety initiatives, examples of which occurred during the COVID-19 pandemic. Our organic growth through increased contract scope and entry into new markets has been supplemented by strategic acquisitions. In recent years, three acquisitions enhanced our qualifications for servicing the U.S. Federal Government in areas of clinical assessments, leading technology consulting solutions, and digitally-enabled contact center services.
We are progressing through our strategic plan introduced in fiscal year 2022. We believe in further expansion of our business and remain in a strong position to capitalize on organic growth opportunities in our core business. Our strategic plan consists of three central pillars:
•Customer Services, Digitally Enabled. Elevate the customer experience to achieve higher levels of satisfaction, performance, and outcomes through intelligent automation and cognitive computing. The launch of Maximus Total Experience Management (TXM) is evidence of this focus and commitment. TXM is an integrated solution designed to help federal agencies deliver trusted information and government services simply, consistently, and securely. This new differentiated solution seamlessly integrates people, experience, data insights, and secure technologies into one digitally powered platform to reimagine government service delivery.
•Future of Health. Help governments reach the rising demand for health services by growing our clinical capabilities and increasing the level of sophistication of underlying tools to improve the health of people and their communities.
•Advanced Technologies for Modernization. Further our credibility as a technology leader, enabling the transformation of government programs and legacy system environments to be resilient, dynamic, integrated, and equitable.
Our strategic plan is aligned with specific opportunities within all three segments and include a common focus on optimizing processes and simplifying our structure under our Maximus Forward corporate initiative. We also continue to focus on our people - the foundation of our strategy. As an employer of choice, our goal is to continue to prioritize attracting, retaining, developing, and empowering employees as a central part of our plan for achieving future growth.
Our Business Segments
We operate our business through three segments: U.S. Federal Services, U.S. Services, and Outside the U.S. We operate in the United States and worldwide.
For the year ended September 30, 2024, approximately 50% of our revenue was derived from U.S. federal government agencies, 36% from U.S. state government agencies, 12% from foreign government agencies, and the balance from other sources, including local municipalities and commercial customers.
For more information on our segment presentation and geographic distribution of our business, including comparative revenue, gross profit, operating income, identifiable assets, and related financial information for the 2024, 2023, and 2022 fiscal years, see "Note 3. Business Segments" within Item 8 of this Annual Report on Form 10-K.

U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 52% of our total revenue in fiscal year 2024.
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology (IT) modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs (VA) and certain state-based assessments and appeals work that is part of the segment's heritage. Under Technology Consulting Services (TCS), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.
Program Operations. Program operations include business process services (BPS), eligibility and enrollment, outreach, and other services for federal health and human services programs. In fiscal year 2022, our contract with the Centers for Medicare and Medicaid Service (CMS) to support the Contact Center Operations was renewed. This contract supports the federal marketplace under the Affordable Care Act (ACA) and serves as the primary support engagement center for Medicare, also known as 1-800-MEDICARE. The contract serves the U.S. population through multiple customer contact centers handling general inquiries for the marketplace and general and claims-based Medicare inquiries.
Under the name Aidvantage, we are an independent and conflict-free customer service provider assisting borrowers with Department of Education-originated loans. We view student loan servicing as an opportunity to apply our insights, expertise, and quality-driven approach through support for Federal Student Aid (FSA) and student borrowers.
The manner in which we provide these services varies from contract to contract but may include a mix of digitally enabled contact centers, mail-room operations, and mobile and website media.
Clinical Services. In line with our strategic focus for the future, this division continues to expand its clinical programs, most notably through the VA medical disability examinations (MDE) contracts. As a leading provider of MDEs, we administer the clinical evaluation process for U.S. veterans and service members on behalf of the VA and manage a vast network of experienced clinicians focused on serving veterans. This highly-scaled platform in the U.S. federal government domain is an in-demand capability across a multitude of agencies.
Near-term growth has been realized as a result of the Promise to Address Comprehensive Toxics Act of 2022 (PACT) Act, which was passed by the U.S. Congress in August 2022. The PACT Act expanded certain conditions under which veterans qualify for benefits and resulted in increases in MDE volumes. We are operating at higher volumes amidst strong demand and expect this to continue for the foreseeable future.
The independent health and disability assessments and appeals portion of our business is a growing part of our overall portfolio, lending further credibility to our organic growth efforts with other Federal departments and in non-Federal markets.
Technology Solutions. Under this division, we execute on digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies. Our core capabilities include:
•Application development & modernization: Modernize, develop, and deliver solutions utilizing automation and agile development, security, and operations (DevSecOps) practices.
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

We also build digital qualifications in the market. We utilize AI and machine learning to build bespoke data models, providing predictive analytics to maximize process efficiency, as well as identify systemic process issues that can be isolated and prioritized for troubleshooting. End-to-end automation of software development and business processes achieves speed, efficiency, and error reduction, as well as advanced tool capabilities, resulting in greater operational efficiency, enhanced customer experiences, and increased return on investment. Finally, high-performance computing clusters support mission requirements for data mining, scientific modeling, advanced analytics, research, and machine learning.
The majority of this segment contains performance-based contracts where revenue is earned from transaction-based measures, such as the number and type of assessments or appeals processed, or participant numbers. A group of other contracts in this segment earn their revenue on a cost-plus or time-and-materials basis, which typically carry lower levels of risk and lower levels of profit margin as compared to performance-based contracts.
This segment may experience seasonality with increased revenue in the first quarter of the fiscal year from cost-plus work tied to CMS's annual open enrollment period. Other fluctuations may result from volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.
Contracts with government clients often contain "termination without cause" provisions. Such contractual language generally allows the government to terminate a contract at any time and enables us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination.
Our primary competitors in the U.S. Federal Services Segment are General Dynamics Information Technology, Deloitte, Leidos, IBM, Accenture, Booz Allen Hamilton, and other federal contractors.
U.S. Services Segment
Our U.S. Services Segment generated 36% of our total revenue in fiscal year 2024.
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under ACA, Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal years 2020 through 2023, many programs in this segment were operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins resulted from reduced operating leverage in the segment as costs could not scale down at the same rate to meet lower demand due to the requirements to fulfill other obligations on these contracts. Fiscal year 2024 reflected a full period of volumes. The middle two quarters of the fiscal year experienced slightly elevated volumes from excess temporary work. This work was concluded by the last fiscal quarter with the segment’s margin appropriately aligned.
Program Operations. Program operations include our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
•Centralized multilingual customer contact centers and multichannel, digital self-service options to better serve citizens' needs;
•Application assistance and independent health plan choice counseling to beneficiaries to help them access benefits and make informed choices;
•Beneficiary outreach, education, eligibility assistance, enrollment, and redeterminations services. In programs such as Medicaid, Maximus does not make the final determination of eligibility; and
•Administration of programs that provide subsidized telephone services for eligible consumers.
As a leading supplier in many of the health program administration markets that we serve, we are the largest provider of Medicaid eligibility support and enrollment services and state-based health insurance exchange operations.

Clinical Services. Clinical services include our person-centered assessment services, primarily to determine consumers' eligibility for Medicaid Long-Term Care services. Clinical services is a growing portion of the segment and demonstrates successful focus and execution of our continued strategy. Our services help governments engage with program recipients while at the same time helping improve the efficiency, cost-effectiveness, quality, and accountability of state health and disability benefits programs. These include person-centered independent assessments of the elderly; physically, intellectually, or developmentally disabled consumers, including adults and children in need of long term services and support; and Preadmission Screening and Resident Reviews, which fulfill a federal requirement to help ensure that individuals are not inappropriately placed in nursing homes for long term care. We are a leading provider of such services in the U.S.
In 2023, a large assessment program for a major state customer went live and contributed a full period of operations in fiscal year 2024.
Employment Services. Employment services cover a number of attributes, including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services, including vocational training. Children services include full and specialized child support case management services through customer contact center operations and program and systems consulting services.
Technology Solutions. Technology solutions offer state and local governments assistance with system planning, implementation oversight, and the construction and maintenance of client systems to allow processing of transactions. We also provide system implementation project management and independent verification and validation services to state and local clients. Our Independent Verification and Validation (IV&V) services provide comprehensive objective testing to confirm that requirements in client systems are correct, and validate that the system correctly implements the functionality and security requirements. Consistent with our overall corporate strategy, technology solutions in our U.S. Services Segment is an area of focus for growth.
The rest of the segment's revenue is from specialized consulting services. These services include financial consulting, including cost allocation plans, business process assessment and design, quality assurance processes, including policy and procedure reviews, and audit preparation and compliance, including grant and proposal reviews. The segment also assists commercial customers in claiming workforce and location-based tax benefits.
Payment for our services varies from contract to contract based upon factors such as the priorities of the customer and their willingness to share risks and rewards. The majority of contracts include a level of performance-based compensation, a fixed fee, or a mixture of both, with fees being based upon call volumes, the size of the population served, or transactions such as clinical assessments completed. Some contracts are performed on a cost-plus basis, where we receive revenue based on the hours and costs incurred and typically operate at lower margins. Our employment services contracts typically have outcome-based payments to ensure that we help job seekers find long-term, sustained employment and achieve economic independence.
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
Our primary competitors are government insourced operations. External competitors include Conduent, Automated Health Systems, TTEC, Acentra Health, GetInsured, Veritas, Public Consulting Group, and Deloitte. Some of these companies compete with the segment in a single market, while others compete in multiple markets. We also compete against specialized private companies, often within a regional or state focused market area, and nonprofit organizations that vary based on the nature of the work.

Outside the U.S. Segment
Our Outside the U.S. Segment generated 12% of our total revenue in fiscal year 2024.
Our Outside the U.S. Segment provides BPS and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the newly awarded Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program; and Australia, including Workforce Australia, and other employment support and job seeker services in a number of other countries.
We are currently reshaping this segment in a thoughtful manner to align with the broader Maximus strategy. The segment has not met profitability expectations in recent periods due, in part, to increased volatility from employment services programs that are dependent on fluctuating macroeconomic conditions. As a result, we divested a small commercial practice in the U.K. and our business in Sweden during fiscal year 2023. We also divested our businesses in Italy and Singapore, as well as our Canadian employment services business during the first quarter of fiscal year 2024.
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
Clinical Services. Clinical services includes appeals and assessments work. On these contracts, we are typically reimbursed for each transaction. The FAS contract supersedes our flagship HAAS contract and is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service. Maximus carries out these assessments on behalf of the Department for Work and Pensions (DWP), and the DWP makes the final decision on the level of benefit.
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
Our primary competitors in this segment include Atos, Capita, Serco, Staffline, Shaw Trust, Reed in Partnership, Ingeus, Advanced Personnel Management, IBM, Telus-Health, NTT Data, Pacific Blue Cross, Sawaeed, Elm, and other specialized private companies and nonprofit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based on a mix of comprehensive solutions and prices. In some cases, clients award points for past performance tied to program outcomes.
Economic and Market Environments
In all the markets and locations in which we operate, we are seeing consistent themes that drive our long-term strategy.
Investment in Technology Modernization. Many federal agencies must address the maintenance of legacy IT systems, and the pressing need for IT infrastructure modernization continues to grow. Legacy processes and systems are fundamental to government operations, yet they are expensive to operate in an environment that requires online agility and rapid response to new demands, requirements, and global challenges. We are delivering and supporting the priorities set by our federal customers: cybersecurity, IT modernization, and customer service and customer experience. By aligning our priorities with the U.S. federal government, we believe that we are well-positioned to meet agency change and to provide enterprise-wide solutions and strategies.
Complex Programs at Scale. We believe that efficient management of the complex planning required to administer large-scale government programs, as well as improving the quality and access to these programs, is an overarching priority for our customers. A propensity for government to manage and look after beneficiaries in well-defined programs drive increased transaction volumes and caseloads.

Contractors Provide Capacity. Contractors provide capacity to government customers in delivering vital services as their needs outpace their ability to hire or maintain their own staff. We anticipate ongoing use of this operating model as customers desire to maintain variability with operations and budgets, while also benefiting from enhanced technology and processes. We believe that the funding and government mechanics allow ongoing flexibility in this area.
Competitive Advantages
Some of the competitive advantages that allow us to capitalize on various market opportunities are as follows:
Subject matter, clinical, and digital expertise. Our workforce includes many individuals who possess substantial subject matter expertise in areas critical to the successful design, implementation, administration, and operation of government health and human services programs. We also employ a diverse set of experts, including a wide network of clinicians and an experienced team of digital technologists, including experts in AI/ML, cybersecurity, digital modernization, IT service management, and software development. Many of our employees worked for governments in management positions and can offer insights into how we can best provide valuable, practical, and effective services to our clients.
Digital engagement, analytics, and automation solutions to enhance government programs. Participants in government programs expect the same types of digital engagement they rely upon when interacting with consumer-oriented businesses. We believe our clients value our ability to infuse digital, such as mobile applications, omnichannel solutions, and digital media, into our solutions to make it easier for beneficiaries to engage with government programs. Analytics enable us to optimize our operations and provide our clients with improved outcomes through greater insight into the populations we serve. Process automation incorporated into our solutions increases the efficiency and quality of the programs we operate.
Providing digital modernization and fully managed services to enhance outcomes for government programs. We develop, deploy, and in many cases fully manage complex technology solutions at scale for customers across our segments, including the ability to meet complex and evolving federal security standards like FedRamp. This includes secure cloud-based and hybrid offerings, network operations, end user device management, service desk operations, AI/ML integration, and application development and modernization. We deliver these capabilities via business models that make it easier for customers to evaluate and procure, which leads to speed of innovation and value-added outcomes for end users.
AI/ML, data and analytics solutions at worldwide scale. We develop and deliver differentiated AI/ML solutions such as intelligent automation, intelligent voice/chat communications, and intelligent solutions delivery across all segments. Our AI/ML solutions are proven and in use today within large and small scale programs, using secure AI to improve customer outcomes, improve citizen services, and making business processes more efficient. All of this helps drive customer experience (CX) and digitization to drive parity between government and commercial solutions.
Enterprise partnerships with disruptive small companies to hyperscale technology providers. We have established significant partnerships to help ensure we are leveraging commercial technologies and solutions to enhance services across government customers and programs. Our scale enables us to create competitive advantages through better enterprise pricing, early access to new technologies, influence on product roadmaps, joint development and innovation activities - elements we exploit to bring new capabilities and efficiencies to government customers while keeping our employee population trained on the latest technologies.
Flexibility and scalability. We are experienced in launching large-scale complex operations under compressed time frames. We offer clients the flexibility and scalability to deliver the people, processes, and technology to complete short- and long-term contractual assignments in an efficient and cost-effective manner, including the ability to modernize customer solutions, infrastructure, and equipment to maintain operational resilience.
Financial strength. Our business provides us with robust cash flows from operations as a result of our profitability and our management of customer receivables. In the event that we have significant cash outlays at the commencement of projects or where delays in payments result in short-term working capital needs, we may borrow up to $750 million through a credit agreement with JPMorgan Chase Bank N.A. (the "Credit Agreement"), subject to standard covenants. We have the ability to borrow under the Credit Agreement in all of the principal currencies in which we operate. We believe we have strong, constructive relationships with the lenders on the Credit Agreement. We believe our financial strength provides reassurance to government agencies that we will be able to establish and maintain the services they need to operate high-profile public health and human services programs.
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

Expertise in competitive bidding. Government agencies typically award contracts through a comprehensive, complex, and competitive request for proposals (RFP) and bidding process. Although the bidding criteria varies from contract to contract, typical contracts are awarded based on a mix of technical solution and price. In some cases, governments award points for past performance tied to program outcomes. With nearly 50 years of experience in responding to RFPs, we believe we have the necessary experience to navigate government procurement processes and to assess and allocate the appropriate resources necessary for successful project completion in accordance with contractual terms.
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
Human Resources
We move people forward. Our strength lies within our people – connectors, innovators, and problem solvers – united by a shared purpose and championing our customers’ mission to deliver results. Cultivating a culture that thrives on individual contributions and embracing inclusivity, we attract and retain a future-ready, diverse workforce through opportunities for career advancement and ensuring that each employee can unlock their true potential. How we work is as important as what we accomplish, and we are dedicated to helping our people explore, learn, and grow to deliver on our business strategy and commitments to shareholders and customers. We propel our entire organization toward a future where technology, innovation, and human connection intersect to drive lasting change. Our culture, values, and unwavering commitment to our people define who we are, and they guide us in making a meaningful impact on the lives of those we serve.
As of September 30, 2024, we had approximately 41,100 employees and 11,800 contingent workers, consisting of 15,400 employees in our U.S. Federal Services Segment, 15,600 employees in the U.S. Services Segment, 8,300 employees in the Outside the U.S. Services Segment, and 1,800 corporate administrative employees.
Talent Acquisition
Our success depends in large part on our ability to attract talent globally to meet the needs of our customers and comply with our contracts. This makes our hiring efforts significant and extensive, and as a result, our talent acquisition team focuses on finding top talent quickly. We believe our culture values individual skills, experiences, and differences that allow us to deliver robust and innovative approaches to solving some of our communities' most challenging needs. Our recruiting programs focus on identifying and evaluating talent through practices that welcome a diverse workforce, including veterans and people with disabilities, language barriers, and those from varying socioeconomic backgrounds.
We continue to invest in our employees through a variety of benefits and overall program enhancements. Our teams continue to adapt to the recruiting, hiring, and training needs of our customers in both remote and onsite settings to ensure continuity of vital services.
Talent Management and Talent Development
We are committed to Moving Our Talent Forward. Embarking on an organization-wide initiative of the same name, we are focused on planning and meeting our current and future strategic talent goals by empowering our most important success factor - our employees. This initiative was designed with two primary focus areas:
•Mobilizing our talent internally as the business needs, enabling us to move staff between projects, contracts, and functions, and;
•Helping employees level-up for future skill needs; our employees are our collective talent, regardless of project or business function, and we are dedicated to developing, upskilling, and retaining them to meet our future organizational talent needs.
As part of Moving Our Talent Forward, we have seen initial successes in both primary focus areas.
To support mobilizing our talent internally, we created a Strategic Workforce Planning (SWP) function to ensure we are taking an employee-centric approach to streamlining the redeployment of our workforce. The SWP function is dedicated to ensuring we have the right people with the right skills at the right time to meet the demands of our government clients to effectively serve and support the citizens in our own communities. This team partnered with the Company to implement the “Beach,” which is a virtual status that bridges the gap between assignments, provides income and benefit continuity, proactively assists our employees during times of change, provides our employees with stability, and enables employees to move more seamlessly to new projects. Since its implementation in October 2023, we have utilized demand signal and pipeline strategies to match talent ending a project with open positions. This supports the prevention of potential reductions in force (RIFs) by redeploying over 2,000 employees to projects within Maximus, creates value by avoiding severance, recruitment, and rehiring expenses, and creates an atmosphere of increased employee security by ensuring that once their project is finished, their careers can continue.
To support our employees' journey to level-up for future skills, we are committed to and value ongoing development and continuous learning, and strive to support and provide learning opportunities to all our employees. We support enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs for diverse audiences ranging from individual contributors to frontline supervisors and executive leadership. Our project training teams are positioned to manage customized programs supporting contract requirements, customer service, local leadership development, and employee engagement. We also provide many employees with online role-based and skill-based learning tools. Specifically, starting in 2023, to support our transition to a Skills-Based Organization, we invested in both internal cross-functional resources and into an innovative AI Total Talent Management System, Eightfold. Officially launched on October 1, 2024, Eightfold will enable us to address talent needs and gaps more effectively as it is designed as a career hub that gives Maximus more data and insight into the skillsets of our employees, recommends internal roles based on skillsets and career aspirations, and connects employees to skill development opportunities.
Total Rewards
In support of Moving Our Talent Forward, a Maximus-wide initiative focused on planning for our organization's current and future needs and equipping our talent to meet those needs, we offer and maintain market-competitive total rewards programs for our employees to attract and retain superior talent. In addition to competitive base wages, additional programs include incentive bonus opportunities, restricted stock units, performance stock units, global retirement programs including a company-matched 401(k) Plan in the U.S., healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and supplemental programs to support our employees’ physical, mental, and financial well-being.
During fiscal year 2024, we made significant improvements to the employee value proposition in the U.S., introducing a tuition reimbursement program accessible to all employees who have been at Maximus for at least a year. Improvements in our benefits programs include covering all domestic partners, adding free telehealth services to our medical plan, increasing our short-term disability maximum weekly benefit, and adding an enhanced buy-up option for our vision plan. We also launched an employee recognition program, allowing managers and peers to recognize employees who demonstrate our values with public recognition and monetary awards. We also continue to make great strides in our efforts to close the gender and ethnicity pay gap, continuing an annual review to identify and close any new or persistent unsubstantiated differences in pay between our employees. We improved the hourly wage in fiscal year 2024 to at least $17.20 an hour for over 85% of our U.S. population and committed to our goal of being a "Real Living Wage" employer in the UK.
Employee Engagement
Our employees are essential, and their well-being is paramount. Engaged employees stay longer, provide a better consumer experience, and influence other employees. To better understand employee morale, satisfaction, and engagement, we administer an annual Global Employee Engagement survey. We utilize anonymous feedback to shape the employee experience and culture where our values of Respect, Compassion, Innovation, Accountability, Collaboration, and Customer Focus are lived out. Aggregated results are dispersed throughout the organization to ensure all levels of management understand employee sentiment. Maximus empowers employee leaders alongside an organizational action committee to review the responses and create action plans to improve our culture and performance. Our employee engagement score had increased to +33 as of our last pulse survey in fiscal year 2024.
Our employee engagement initiatives also involved innovation. A study of comparative use case analysis and employee survey of employee communications found generative artificial intelligence combined with human writers to be more engaging and effective, resulting in multiple industry awards. For example, our Social Media Advocacy program empowered employees to champion our brand with their own authentic points of view through their social networks. Our emphasis on innovation extended to our annual Global Leadership Conference, which aims to provide leaders with tools to advance the Company's strategy.

Other key events that contributed to our culture of engagement included Foundation Month, which is focused on our impacts on local non-profits, Customer Service Week, which celebrates all employees with virtual, interactive events, and the inaugural Values Icon Awards, which recognizes employees who demonstrate excellence in one of the company values.
Awards
We are proud to receive accolades and recognition by our industry peers and the media for making an impact that matters. Our awards include, but are not limited to: TIME’s World’s Best Companies, Washington Post Top Workplace, Handshake’s Early Talent Award, Top 100 Internship Programs by WayUp and Yello, VETS Indexes 5 Star Employer, Military.com Top Veteran Employer, Amazon Business Customer Awards for Sustainability and Supplier Diversity, Forbes Best Employers for Diversity, BusinessBecause: Top Employers for Diversity and Inclusion Initiatives, Disability Matters North America, Washington Business Journal’s Women on Public Company Boards, Fortune 1000, and TIME’s American’s Best Midsize Companies.
Running our Business Ethically and with Integrity
We have earned a reputation for service excellence and commitment to the highest ethical principles and values. To maintain this reputation, we strive to consistently demonstrate the highest standards of accountability, integrity, responsibility, and ethics in our daily activities, across the organization globally, and across all disciplines.
We strive to be champions for an inclusive and collaborative culture that is free from discrimination and harassment, where everyone is treated with respect and dignity. Our expectation is that Maximus and its employees always conduct business according to the highest standards of ethics and performance and in compliance with all applicable laws.
Violations of our ethics standards and policies are taken seriously. Any director, officer, or employee may anonymously report suspected violations of the Maximus Standards for Business Conduct and Ethics, Company policies, or applicable laws and regulations.
Maximus is committed to an environment where open, honest communications are the expectation, not the exception.
Employees understand our efforts to act with integrity, which is summarized in our Standards for Business Conduct and Ethics, which includes the confidential ethics hotline contact information and is available at maximus.com.
Environment
The Board of Directors' Nominating and Governance Committee has oversight responsibility for Environmental, Social, and Governance (ESG) matters, which includes climate-related risks and opportunities.
Some of our customers are requesting that their providers adopt and disclose their climate policies and principles and are using these in procurement decisions. These requirements vary between customers and are constantly evolving, often with limited notice. Such policies and principles may be subjective, and the manner of scoring our performance against our competitors may vary between bids. The inclusion of these additional criteria, in addition to price and quality of service, may provide opportunities for us but may also count against us in competitive bids if our real or perceived performance against climate and environmental requirements is deemed unsatisfactory. As procurement trends evolve, we are engaged in efforts to mature our programs and processes to meet the demands.
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
We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and the proxy statement for our annual shareholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we file that material with, or furnish it to, the Securities and Exchange Commission (SEC). Our SEC filings may be accessed through the Investor Relations page of our website at investor.maximus.com. These materials, as well as similar materials for other SEC registrants, may be obtained directly from the SEC through its website at sec.gov.
We also use our website as a channel of distribution for important company information. Important information, including press releases, earnings and analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K or any other report or document we file with the SEC.

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
Our contracts may be terminated due to our failure to satisfy our contractual obligations or to meet performance standards and often require us to indemnify customers for their damages. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to performance failures. The policy coverage and limits in our errors and omissions insurance may not be adequate to provide protection against all potential liabilities. Further, for certain contracts, we may post significant performance bonds or issue letters of credit to secure our performance, indemnification, and other obligations. If a claim is made against a performance bond or letter of credit, we may be required to reimburse the issuer for the amount of the claim. Consequently, we may incur significant costs or liabilities, including penalties, which could adversely impact our operating results, cash flows, financial condition, and our ability to compete for future contracts. We may also incur impairment costs on assets related to these contracts.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.
During fiscal year 2024, we derived approximately 55% of our revenue from performance-based contracts and 13% from fixed-price contracts. For performance-based contracts, we receive our fee on a per-transaction basis or upon meeting specified milestones. These contracts include workforce services contracts in which we receive a payment for performing an independent medical examination or placing a participant in sustained employment for a specified time period. For fixed-price contracts, we receive our fee based on services provided. Those services include operating a Medicaid enrollment center pursuant to specified standards, designing and implementing information systems or applications, or delivering a planning document under a consulting arrangement. To earn a profit on these contracts, we must accurately estimate the likely volume of work that will occur, costs, and resource requirements involved, and assess the probability of completing individual transactions or milestones within the contracted time period. If our estimates prove to be inaccurate, we may not achieve the level of profit we expected, or we may incur a net loss on a contract.
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

We may also make broad investments in resources, such as technology or personnel, to address new or adjacent markets. These investments may not be recovered if we are unsuccessful in our entrance into these markets.
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
Many of these companies are international in scope, larger than us, and have greater financial resources, name recognition, and larger technical staff. Substantial resources could enable certain competitors to initiate severe price cuts or take other measures in an effort to gain market share. In addition, we may be unable to compete for the limited number of large contracts because we may not be able to meet a Request For Proposal's (RFP) requirement to obtain and post a large performance bond. In some cases, competitors may choose to take greater risks or lower profit margins in order to enter a market or build market share. Also, in some geographic areas, we face competition from smaller firms with established reputations and political relationships. There can be no assurance that we will be able to compete successfully against our existing or any new competitors.
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
Risks Pertaining to Data and Data Security
Our use of artificial intelligence (AI) involves risks such as potential liability, regulatory issues, competition, and reputational damage. AI technologies create specific risks that require tailored governance and use case specific review. Insufficient oversight could lead to legal liability, financial loss, and reputational harm.
We use artificial intelligence (AI) to sort, organize, analyze, and generate data for business purposes. AI encompasses machine learning, generative AI, and other standard techniques. The comprehensive lifecycle utilization of AI, whether implemented directly by us or in collaboration with third parties, will necessitate ongoing investment in governance and security resources to help ensure its responsible use of AI and to safeguard against potential risks and vulnerabilities.
The use of AI carries considerable risks, and we cannot guarantee the achievement of intended outcomes. As an evolving technology, AI may occasionally produce incomplete or misleading results. Despite training and risk management efforts, there is a possibility that employees might misuse AI, either intentionally or unintentionally. Additionally, given the nature of our citizen-facing services, we are vulnerable to potential adversarial attacks. Should our AI generate suboptimal or contentious outcomes, or if public perception of AI shifts negatively due to perceived risks, we may encounter operational challenges, competitive disadvantages, legal liabilities, reputational harm, or other business impacts.
AI-related legal and regulatory frameworks are evolving due to concerns about bias, discrimination, transparency, and security. The use of AI technologies involves issues associated with intellectual property, data privacy, consumer protection, competition, and equal opportunity, with potential for new regulations. AI is under review by U.S. Federal and State and international agencies, and the recent elections may influence the regulatory landscape in the United States. New or expanded AI laws could raise compliance costs and pose unpredictable risks, potentially affecting our operations and results.
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
We have experienced cybersecurity incidents in the past that were immaterial, and in the third quarter of fiscal year 2023, we experienced a material cybersecurity incident as the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting a zero-day vulnerability in a third-party vendor's file transfer application used by many organizations, including us. We have recorded expenses in connection with our investigation and remediation activities related to this incident; further details are included in "Note 15. Commitments and Contingencies" in Item 8 of this Annual Report on Form 10-K. We may continue to experience cybersecurity incidents in the future. There can be no guarantee that our preventative and remediation efforts will be sufficient to protect the company's information systems, information, and other assets from significant harm and that future cybersecurity incidents will not have a material adverse effect on the company or its results of operations or financial condition or cause reputational or other harm to the company. For more information regarding our cybersecurity risk management, see "Item 1C. Cybersecurity" of this Annual Report on Form 10-K.
Many of our projects handle protected health information or other forms of confidential personal information, the loss or disclosure of which has adversely affected, and in the future, could further adversely affect, our business, results of operations, and reputation.
As a provider of services under government health and human services programs, we often receive, maintain, and transmit protected health information or other types of confidential personal information. That information may be regulated by the Health Insurance Portability and Accountability Act (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), Internal Revenue Service regulations, the European Union General Data Protection Regulation (GDPR), or similar U.S. or foreign laws. The loss, theft, or improper use or disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, class action or individual lawsuits from affected parties, negative press articles, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition.
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
If we fail to establish and maintain important relationships with government officials, entities and agencies, our ability to successfully bid under RFPs and retain existing work and secure new work on future procurements may be adversely affected.
To facilitate our ability to prepare bids in response to RFPs and retain existing work and secure new work on future procurements, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of an RFP and our capabilities to support government objectives. We also engage marketing consultants and other third-party consultants to establish and maintain relationships with elected officials and appointed members of government agencies. The effectiveness of these consultants may be reduced or eliminated if a significant political change occurs. In that circumstance, we may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to maintain positive relationships with government entities and agencies may adversely affect our business.
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
In fiscal year 2024, approximately 50% of our total revenue was derived from the U.S. federal government, and approximately 37% of our total revenue was derived from contracts with state and local government agencies. Any significant disruption or deterioration in our relationship with federal, state, and local governments and a corresponding reduction in these contracts would significantly reduce our revenue and could substantially harm our business.
In fiscal year 2024, approximately 55% of our revenue came from our ten largest contracts. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts was decreased, our revenues and net income could significantly decline. Additional potential impacts of the loss of a significant contract or contracts might include impairment charges over tangible assets and intangible assets, including our goodwill balance. Our success will depend on our continued ability to develop and manage relationships with significant customers and there is no assurance that we will be able to diversify our customer base in the near future, if at all.
The markets in which we sell our products are served by a relatively small number of governmental agencies, which limits the number of potential customers. We cannot provide assurance that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our services in the same volume as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions could impact our business.
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
Within our U.S. Federal business, our ability to participate in many competitive bids in response to government RFPs is dependent on our Government-Wide Acquisition Contracts (GWACs), the most commonly used process by which agencies of the federal government purchase goods and services. Eligibility to remain on a GWAC changes over time. If we are unsuccessful and not awarded GWAC contracts, this would have a negative impact on future opportunities.
A GWAC is a pre-competed, multiple-award, indefinite-delivery, indefinite-quantity (IDIQ) contract that agencies can use to buy total IT solutions. All IDIQs, including GWACs, are regulated by the FAR, which sets forth rules and regulations that must be followed by federal agencies and providers of goods and services to the government in the procurement process. For instance, in 2018, Maximus Federal was named a recipient of the U.S. General Services Administration's (GSA) Alliant 2 GWAC. Alliant 2 is an unrestricted, IDIQ, multi-vendor award with a contract ceiling of $50 billion. If we are unable to adapt to changing eligibility requirements for strategic GWAC competitions, we would risk losing access to related contracts and awards.

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
The due diligence we conduct on our acquisitions may not reveal all material issues that may be present, nor does it preclude factors outside of our control from arising later. There is no assurance that our representations and warranties insurance policies that we purchase for certain acquisitions will cover any losses we might experience from breaches of the sellers' representations and warranties or otherwise arising from the acquisitions. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.
We are required to identify the fair value of assets acquired, such as customer relationships and technology, using estimates that are based upon factors such as expected future operations and the manner in which we will utilize these assets, which may be inaccurate or may change post-acquisition. In addition, we have recorded $1.78 billion of goodwill at September 30, 2024. This balance represents the difference between the amount paid for acquisitions and the identifiable assets acquired. Goodwill is allocated to reporting units, consistent with our segments, and is regularly reviewed to ensure that the value of those segments exceeds the carrying value of the assets held, including goodwill. If the carrying value of our assets, including goodwill, exceeds their fair value, we may be required to take write-offs, write-downs, restructuring, impairment, or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition, and results of operations.

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
We have divested a number of businesses. The transaction documents for those divestitures typically contain a variety of representations, warranties, and indemnification obligations. We have faced, and continue to face, indemnification claims and liabilities from alleged breaches of representations or warranties.

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
The potential for adverse media coverage may have a negative effect on the willingness of government agencies to outsource or cause them to seek contract terms that could impact us adversely. A successful union organizing effort at one or more of our locations could substantially increase our costs and result in our inability to successfully recompete for existing business.
Outside the United States, we currently operate outsourced programs with unionized employees in the U.K., and in the past we have operated programs with unionized employees in Canada. We experienced opposition from unions in Canada, which objected to the outsourcing of government programs. Our unionized workers outside the United States could declare a strike or could bargain in a manner that could adversely affect our performance and financial results.
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
Demand for talent in certain elements of our business can be highly competitive. To the extent actual wage inflation exceeds our estimates or we are not able to incorporate wage increases in our contracts that cover the actual wage inflation we experience, our operations and financial results may be adversely affected. Our portfolio includes fixed-price, performance-based, and cost-plus contracts for which employment requirements are contract-specific and have varying impacts to financial results.
In cost-plus contracts, we work with our customers to come to an agreement for wage increases to meet the current demand and hiring needs, which generally does not impact profitability of these contracts. For fixed-price and performance-based contracts, large and/or sudden changes to the labor market may require us to hire talent at wage levels higher than budgeted, which can adversely impact results on what are often multi-year contracts. For example, our fixed-price and performance-based contracts typically include labor escalators but varying market conditions could require wage increases exceeding the priced escalators, which would adversely impact margins. This is one of many factors that may impact profitability on multi-year fixed-price and performance-based contracts. As contracts reach re-procurement milestones, we may have the ability to adjust our pricing to current and/or future expected market conditions.
Our indebtedness could adversely affect our business and our ability to meet our obligations.
At September 30, 2024, we owed $1.1 billion under our credit facilities. At September 30, 2024, our effective interest rate was 5.52%, compared to 5.97% at September 30, 2023. Our credit facilities are subject to variable rates that expose us to interest rate risk. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.
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
Approximately half of our long-term debt is held at variable interest rates. Interest rates in the United States are currently close to their highest levels for over a decade. Higher interest rates have a detrimental effect on our profits and cash flows, as well as reducing the amount of cash we have available for servicing of debt or other transactions.
We may not be able to realize the full value of our backlog.
At September 30, 2024, our total backlog was $16.2 billion. This represents an estimate of potential revenue from our existing contract portfolio. We may not be able to realize all of this backlog or accurately estimate the timing of revenue from this backlog for a number of reasons.
•Our backlog may be dependent upon continued funding of our contracts, which may be subject to legislative or executive approvals.
•Almost all of our contracts may be canceled at the convenience of our customer, or might otherwise be reduced, modified, amended, or delayed.
•Many of our contracts include option years, which our customers may choose not to exercise.
•Where revenue is based upon factors tied to our performance, such as the number of transactions we perform, the quantity and type of personnel we provide, or the service penalties we incur, we may fall short of the amounts estimated within our current backlog and receive less revenue.
We are subject to the risks of doing business internationally.
For the year ended September 30, 2024, 12% of our revenue was driven from jurisdictions outside the U.S. As a result, a significant portion of our business operations are subject to foreign financial, tax, and business risks which could arise in the event of:
•foreign currency exchange fluctuations, including unrealized foreign exchange gains and losses which may become realized in the event of a disposal or abandonment;
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
•difficulty in maintaining our control environment, including controls over financial reporting;
•unusual or unexpected monetary exchange controls, price controls, or restrictions on transfers of cash; or
•civil disturbance, terrorism, or other geopolitical or catastrophic events that reduce business activity in other parts of the world.
These factors may lead to decreased revenues and profits, which could adversely affect our business, financial condition, and results of operations.

Our business could be materially and adversely impacted by natural or man-made factors outside of our control.
We face various risks related to disruptions of our operations due to natural disasters, pandemics, global conflicts, and similar events beyond our control. Despite precautions and business interruption and disaster recovery procedures we currently have in place, we could face disruption to our operations due to the impact of natural disasters such as earthquakes, hurricanes, fires, floods, epidemics, pandemics and public health crises, and other catastrophic events such as terrorism, war, or global or regional economic, political and social conditions.
For example, the COVID-19 pandemic negatively impacted worldwide economic activity and resulted in travel and work restrictions, commercial disruptions, and affected companies' operations around the world. We were affected by the COVID-19 pandemic, including operational disruptions and changes in working practices. If significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, facility closures resulting from a natural disaster or public health crisis, failures in key networks or communications systems resulting from a natural disaster, or other limitations or restrictions in connection with a natural disaster or public health crisis, our operations will likely be adversely impacted. If our operations are materially restricted, we may be unable to perform fully on our contracts, and our costs may increase significantly. These cost increases may not be fully recoverable or adequately covered by insurance.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Cybersecurity forms a critical component of the services we provide to our customers. We collect and utilize many different types of information, including financial, medical, human resources, and other personal information. Federal and state laws and regulations, contractual obligations, and national and international industry standards, impose obligations on us to protect the confidentiality, integrity, and availability of information relating to employees, clients, vendors, patients, and citizens. We maintain an Information Security Office (ISO), whose mission is to protect the confidentiality, integrity, and availability of data through administrative, technical, and physical safeguards.
Identifying, assessing, and managing cybersecurity related risks are integrated into our overall enterprise risk management (ERM) process, which is our approach to identifying, assessing, and mitigating major risks. Cybersecurity threats are evaluated based on our perceived vulnerability to a particular threat and the potential impact such a threat could have, with mitigation efforts focused on the highest risks. This risk assessment is updated no less than annually and reviewed by the Board of Directors.
We have experienced cybersecurity incidents that were immaterial and, as previously disclosed, in the third quarter of fiscal year 2023, we experienced a material cybersecurity incident as the personal information of a significant number of individuals was accessed by an unauthorized third-party exploiting a zero-day vulnerability in a third-party vendor's file transfer application used by many organizations, including us. We have recorded expenses in connection with the investigation and remediation activities related to this incident; further details are included in "Note 15. Commitments and Contingencies" in Item 8 of this Annual Report on Form 10-K. To date, we are not aware of any other cybersecurity incidents that have had a material effect on our business. Despite our preventative and remediation efforts, we may continue to experience cybersecurity incidents in the future. There can be no guarantee that such efforts will be sufficient to protect the company's information systems, information, and other assets from significant harm and that future cybersecurity incidents will not have a material adverse effect on the company or its results of operations or financial condition or cause reputational or other harm to the company. Refer to Item 1A of this Form 10-K, which includes a section on "Risks Pertaining to Data and Data Security," for further discussion of the associated risks.
We engage third parties to conduct independent cybersecurity assessments. The assessments include technical control reviews of new technologies, penetration testing, and ongoing monitoring of our security posture. We also rely on third parties to conduct annual audits to maintain cybersecurity certifications, such as ISO27001 and Cyber Essentials. As a government contractor, we are also subject to numerous Service Organization Control (SOC) audits each year to fulfill contractual requirements.
The ISO manages our security vendor risk management program. Each vendor’s cybersecurity risk is ranked using a risk tiering calculator. The calculator is designed to provide a consistent methodology for evaluating key risk factors, such as the type of service or product the vendor provides and the location and classification of data. For high- and moderate-risk vendors, an assessment is completed that includes reviewing external audits and certifications (e.g., SOC 2 Type 2 audit, ISO27001 and associated Statement of Applicability, FedRAMP authorization). As needed, an industry-standard questionnaire is completed by the vendor and the results assessed by ISO in an effort to ascertain information security maturity and overall posture. High-risk vendors are re-evaluated annually while moderate-risk vendors are evaluated every three years. Ongoing monitoring is in place for all high, moderate, and low risk vendors using an external service that rates the cybersecurity posture of corporate entities using a scored analysis of cyber threats.
We are in the process of implementing an enterprise-wide third-party risk management program that expands the review of vendors and includes financial and operational screening. This new solution is designed to help ensure compliance with the National Institute of Standards and Technology (NIST) supply chain risk framework that is required when supporting federal agencies.
Governance
Board's Roles and Responsibilities
Oversight for risk management and the overall enterprise risk management strategy of the Company, including cybersecurity, is the responsibility of the Board of Directors. Risks identified are monitored by the Board as a whole or the Board may delegate oversight to a specific subcommittee. Our Technology Committee, comprised of four board members possessing relevant background and experience, assists the Board of Directors in its oversight role with respect to strategy and risk management for our information systems, information technology, or IT, and IT security, including cybersecurity.

The Technology Committee is briefed at least quarterly, on the quality and effectiveness of our cybersecurity practices and policies, information security program and infrastructure, and data governance and security program, along with key initiatives in this area. The Technology Committee also assesses the cybersecurity risk management strategy. This assessment includes reviews of the results of audits, testing, and metrics, including reports of third-party reviewers.
In the event of a cybersecurity incident, we have an incident response process and an escalation process in place to promptly identify, notify and brief the Board, including the Chair of the Technology Committee, outside of the regular reporting process in the event of an emerging or potentially material cybersecurity incident. The Board of Directors may choose to delegate responsibility for oversight of a particular cybersecurity matter to the Technology Committee in its discretion.
Management's Roles and Responsibilities
Our cybersecurity response is handled by our information security team and managed by our Chief Information Security Officer (CISO), who reports to the Chief Financial Officer. Our CISO has over thirty years of business and technical experience in information risk, risk management, and regulatory compliance, including twelve years in a CISO role. Our information security team manages risks by establishing policies and procedures that manage information system access appropriately. These policies and procedures are tested through internal exercises and with external assistance and supplemented by training and communication to our employees and subcontractors.
Cybersecurity threats are constantly evolving, which drives the evolution of our responses. Typical activities for our information security team include system monitoring, new hire and annual training, testing and evaluation, including "phishing" exercises, and publication of tips and best practices. The results of this testing are communicated company-wide, including to the Technology Committee of the Board of Directors. Our CISO reports to the Technology Committee as requested, but no less than quarterly.

Item 2. Properties
As of September 30, 2024, we leased approximately 141 offices in the U.S., totaling approximately 3.0 million square feet. In seven countries outside the U.S., we leased approximately 321 offices, totaling approximately 0.6 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally entered into at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
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
Holders of Record
As of October 22, 2024, there were 31 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 170,000 beneficial owners of our common stock.
Dividend Policy
During the first fiscal quarter of 2025, we declared a quarterly dividend of $0.30 per share of Maximus common stock. Our quarterly dividends during fiscal years 2024, 2023, and 2022 were $0.30, $0.28, and $0.28 per share, respectively.
We intend to continue paying regular cash dividends, although there is no assurance of this. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operating results, capital requirements and surplus, general financial condition, contractual restrictions, and other factors our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
The following table sets forth the information required regarding purchases of common stock that we made during the three months ended September 30, 2024.

Common Stock Repurchase Activity During the Three Months Ended September 30, 2024
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in thousands)
July 1, 2024 - July 31, 2024	250,194	$84.78	250,194	$172,643
August 1, 2024 - August 31, 2024	—	—	—	$172,643
September 1, 2024 - September 30, 2024	14,316	84.83	14,316	$171,429
	264,510	$84.78	264,510
(1)In June 2024, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $200.0 million of our common stock.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2019, to September 30, 2024, with the cumulative total returns for the S&P MidCap 400 Value Index, which is utilized in outstanding market-based equity awards issued by Maximus. In addition, we compared the cumulative total shareholder return of a peer group to our common stock's performance. This peer group is based upon the companies with similar revenue by end market. This peer group is comprised of Booz Allen Hamilton Holding Corp., CACI International Inc., Conduent, Inc., ICF International, Inc., Leidos, Inc., and Science Applications International Corporation (SAIC). We have also included the S&P 400 Commercial & Professional Index. This index is used in evaluating certain components of senior employee compensation.
This graph assumes the investment of $100 on September 30, 2019, in our common stock, the S&P MidCap 400 Value Index, the S&P 400 Commercial and Professional Index, and our peer group, weighted by market capitalization, and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 30 2024
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
Maximus, Inc.
Peer Group
S&P MidCap 400 Value
S&P 400 Commercial and Professional Services Index

Notes:
•The lines represent index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on September 30, 2019.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company's audited consolidated financial statements and the related notes thereto for the fiscal years ended September 30, 2024, 2023, and 2022, included in Item 8. Financial Statements and Supplementary Data.
The discussion below contains management's comments on our business strategy and outlook, and such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans, and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly involve estimates, assumptions, judgments, and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements, and the discussion below is not necessarily indicative of future results. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A. Risk Factors" and in "Special Note Regarding Forward-Looking Statements."
A discussion of our results of operations, backlog, and liquidity and capital resources for fiscal year 2023, including comparisons to fiscal year 2022, can be found in last year's Annual Report on Form 10-K.
Business Overview
For an overview of our business, including our business segments and discussion of the services we provide, see Item 1. Business of this Annual Report on Form 10-K.
Financial Overview
A number of factors have affected our fiscal year 2024 results, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•We experienced significant organic growth within our United States businesses. This growth was driven by volume growth on our core programs, a return to full volumes on programs tied to Medicaid-related activities, such as redeterminations, and incremental work on Medicaid-related activities that provided surplus volumes. This growth is reflected in our improved profitability and operating cash flows.
•Our results in fiscal year 2023 included significant costs related to the investigation and remediation of a cybersecurity incident. Although we continue to incur costs to resolve this matter, the level of costs in fiscal year 2024 was significantly lower.
•Our Outside the U.S. Segment has tempered losses through divestitures of businesses and a rebalancing of its portfolio. It has also received a benefit in fiscal year 2024 from the strength of the British Pound.
•Our interest costs have declined slightly despite fluctuating interest rates through a combination of reduced principal and our use of interest rate swaps.

Results of Operations
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations. In preparing our discussion and analysis of these results, we focused on the comparison between fiscal years 2024 and 2023.

Table MD&A 1: Consolidated Results of Operations
	For the Year Ended September 30,
	2024	2023
	(dollars in thousands, except per share data)
Revenue	$5,306,197	$4,904,728
Cost of revenue	4,054,545	3,876,120
Gross profit	1,251,652	1,028,608
Gross profit percentage	23.6%	21.0%
Selling, general, and administrative expenses	671,583	639,223
Selling, general, and administrative expenses as a percentage of revenue	12.7%	13.0%
Amortization of intangible assets	91,570	94,591
Operating income	488,499	294,794
Operating margin	9.2%	6.0%
Interest expense	82,440	84,138
Other (income)/expense, net	(450)	363
Income before income taxes	406,509	210,293
Provision for income taxes	99,595	48,501
Effective tax rate	24.5%	23.1%
Net income	$306,914	$161,792
Earnings per share:
Basic	$5.03	$2.65
Diluted	$4.99	$2.63
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Year Ended September 30, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Fiscal year 2023	$4,904,728		$3,876,120		$1,028,608
Organic growth	432,381	8.8%	214,257	5.5%	218,124	21.2%
Disposal of businesses	(42,373)	(0.9)%	(45,539)	(1.2)%	3,166	0.3%
Currency effect compared to the prior period	11,461	0.2%	9,707	0.3%	1,754	0.2%
Fiscal year 2024	$5,306,197	8.2%	$4,054,545	4.6%	$1,251,652	21.7%

Selling, general, and administrative (SG&A) expenses
Our SG&A expenses consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which is not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expenses have expanded through our growth, as well as investments made in our workforce and infrastructure. In addition, our SG&A includes charges which are not directly connected to our day-to-day operations. Our costs for the year ended September 30, 2024 and 2023, include charges of $2.9 million and $29.3 million, respectively, for the investigation and remediation costs of a previously disclosed cybersecurity incident. As previously disclosed, the Company believes that the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting a zero-day vulnerability in a file transfer application used by the Company for internal and external file sharing purposes. We have provided notices to individuals whose personal information, including social security numbers, protected health information, and/or other personal information, may have been included in the impacted files.
Interest expense
Interest expense for fiscal year 2024 and 2023 decreased from $84.1 million to $82.4 million. Our exposure to increasing interest rates in the United States was mitigated by a reduction in our debt balance and by maintaining interest rate swap agreements on approximately 50% of our gross debt.
Our effective interest rate was 5.52% at September 30, 2024, compared to 5.97% at September 30, 2023, and 4.69% at September 30, 2022. We have mitigated our risk by fixing interest rates on $650 million of our debt and our near-term capital allocation plan continues to prioritize reducing our debt using our free cash flow. At our current debt balances, a 100 basis point change in SOFR would result in an increased annual interest expense of $5.0 million.
Income taxes
Our effective income tax rate for the year ended September 30, 2024 and 2023, was 24.5% and 23.1%, respectively. Our tax rate in fiscal year 2023 received the benefit of higher tax credits. For fiscal year 2025, we expect the effective tax rate to be between 24.5% and 25.5%.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology (IT) modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs (VA) and certain state-based assessments and appeals work that is part of the segment's heritage. Under Technology Consulting Services (TCS), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Year Ended September 30,
	2024	2023
	(dollars in thousands)
Revenue	$2,737,244	$2,403,606
Cost of revenue	2,071,482	1,845,720
Gross profit	665,762	557,886
Selling, general, and administrative expenses	332,140	308,197
Operating income	333,622	249,689
Gross profit percentage	24.3%	23.2%
Operating margin percentage	12.2%	10.4%
Our revenue and cost of revenue for the year ended September 30, 2024, increased 13.9% and 12.2%, respectively, compared to fiscal year 2023. All movement was organic.
Our revenue and margin growth has principally been driven by volume growth and strong performance on our contracts relating to clinical assessments.
We anticipate that revenue and profit margins will remain consistent through fiscal year 2025. We continue to monitor the status of announced recompetes of two of our significant contracts.
•The Centers for Medicare & Medicaid Services is currently recompeting the Contact Center Operations contract awarded to us in 2022, which is earlier-than-expected, and for the express purpose of including a labor harmony agreement requirement. In June 2024, we filed a pre-award protest which will be adjudicated by the Government Accountability Office. In September 2024, the Government Accountability Office partially sustained our pre-award protest thereby requiring redrafting of the labor harmony requirement. In November 2024, we filed a lawsuit in the U.S. Court of Federal Claims challenging the rebid of the contract awarded to us. The delayed procurement timeline now assumes an anticipated award in late second quarter of fiscal year 2025 and we remain engaged in the process to maintain leverage in advocating for our legal rights. Meanwhile, a subsequent contract option year has been executed by the customer which extends the current contract through September 2025. The $6.6 billion contract value over a base plus a nine-year period of performance, is equivalent to approximately 10% to 15% of total Company revenue on an annual basis. The contract type is cost-plus-award-fee which traditionally carries low single digit margins. Given the contract's absorption of indirect costs, the impact to consolidated operating income from the absence of this contract would likely be more significant than just the low single digit margin, depending in part on the extent to which we would be able to mitigate the effects. Maximus has consistently met or exceeded contractual service levels with uninterrupted operations and driven the highest independently measured customer satisfaction in the history of the program. We anticipate continuing to work on this contract uninterrupted until the recompete process, including any subsequent protest actions, is completed. We also believe that, as the incumbent, we have significant operational advantages.
•A majority of the MDE contracts under the VA, which comprise our acquired VES business, had ceilings on claims volumes at the time of award in 2018. Volumes have significantly increased since the passage of the PACT Act, thereby requiring a rebid process. In fiscal year 2024, these contracts together represented approximately 30% to 35% of this segment's revenue. We anticipate continuing to work on these contracts uninterrupted until the recompete process is completed and that, as the incumbent, we have significant operational advantages.
We anticipate operating margins in fiscal year 2025 of approximately 12%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of BPS, such as program operations, clinical services, employment services, and technology solutions and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under ACA, Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal years 2020 through 2023, many programs in this segment were operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins resulted from reduced operating leverage in the segment as costs could not scale down at the same rate to meet lower demand due to the requirements to fulfill other obligations on these contracts. Fiscal year 2024 reflected a full period of volumes. The middle two quarters of the fiscal year experienced slightly elevated volumes from excess temporary work. This work was concluded by the last fiscal quarter with the segment’s margin appropriately aligned.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Year Ended September 30,
	2024	2023
	(dollars in thousands)
Revenue	$1,911,813	$1,812,069
Cost of revenue	1,432,026	1,434,528
Gross profit	479,787	377,541
Selling, general, and administrative expenses	232,805	194,991
Operating income	246,982	182,550
Gross profit percentage	25.1%	20.8%
Operating margin percentage	12.9%	10.1%
Our revenue for the year ended September 30, 2024, increased 5.5% and cost of revenue slightly declined compared to fiscal year 2023. All movement was organic.
Growth in fiscal year 2024 was principally from Medicaid-related activities returning to normal levels, supplemented by some additional volumes from catch-up work. This resulted in improvements to our profit margins. At this time, much of the additional volume and extra services related to the unwinding have ended and, accordingly, we anticipate that our results in fiscal year 2025 will revert to a run-rate consistent with the fourth quarter of fiscal year 2024. We anticipate profit margins of approximately 11% in fiscal year 2025.

Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the newly awarded Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program; and Australia, including Workforce Australia, and other employment support and job seeker services in a number of other countries.

Table MD&A 5: Outside the U.S. Segment - Financial Results
	For the Year Ended September 30,
	2024	2023
	(dollars in thousands)
Revenue	$657,140	$689,053
Cost of revenue	551,037	595,872
Gross profit	106,103	93,181
Selling, general, and administrative expenses	98,398	102,311
Operating income/(loss)	7,705	(9,130)
Gross profit percentage	16.1%	13.5%
Operating margin percentage	1.2%	(1.3)%

Table MD&A 6: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2023	$689,053		$595,872		$93,181
Organic effect	(1,001)	(0.1)%	(9,003)	(1.5)%	8,002	8.6%
Disposal of businesses	(42,373)	(6.1)%	(45,539)	(7.6)%	3,166	3.4%
Currency effect compared to the prior period	11,461	1.7%	9,707	1.6%	1,754	1.9%
Balance for fiscal year 2024	$657,140	(4.6)%	$551,037	(7.5)%	$106,103	13.9%
The Outside the U.S. Segment has tempered losses through a rebalancing of its contract portfolio and the divestiture of a number of operations as part of an effort to improve performance and deliver consistent profitability. We are prioritizing these efforts and anticipate a smaller footprint once completed. We expect these actions would result in divestiture-related charges that would not impact our adjusted operating income.
The divestitures include the sale of a small commercial practice in the United Kingdom and our Swedish business in fiscal year 2023 and the sale of our businesses in Italy and Singapore, as well as our Canadian employment services contract, in fiscal year 2024. These disposals had a positive effect on our overall profit margins.
Margins also received the benefit of improved organic performance, where costs were reduced. Much of this benefit was from our contracts in the United Kingdom, which also received the benefit of stronger currency than in fiscal year 2023.
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
As of September 30, 2024, we estimate that we had approximately $16.2 billion in backlog.

Table MD&A 7: Backlog by Segment
	As of September 30,
	2024	2023
	(in millions)
U.S. Federal Services	$10,286	$13,800
U.S. Services	3,867	4,851
Outside the U.S.	2,014	2,089
Backlog	$16,167	$20,740
At September 30, 2024, the average weighted remaining life of the contracts in our backlog was approximately 6.33 years, including option periods.
Increases in backlog result from the award of new contracts and the extension or renewal of existing contracts. Reductions in backlog come from fulfilling contracts or the early termination of contracts, which our experience shows to be a rare occurrence. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume, which is subject to revision based upon the latest information available. Additionally, backlog estimates may be affected by foreign currency fluctuations. For further discussion of the risks related to our backlog, see "Risk Factors" in Item 1A of this Annual Report, notably "We may not be able to realize the full value of our backlog."
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
The longevity of these contracts assists management in predicting revenue, operating income, and cash flows for the purposes of business planning. Our standard forecasting process includes analyzing new work pipelines and submitted responses to requests for proposals (RFPs) when predicting future revenue, operating income, and cash flows.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of September 30, 2024, we had $183.1 million in cash and cash equivalents. We believe that our current cash position, access to our revolvers, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends, and any share purchases we might choose to make. We believe we have access to sufficient funds to manage through a potential shutdown of the U.S. federal government. See "Note 8. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 8: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Year Ended September 30,
	2024	2023
	(in thousands)
Cash flows:
Net cash provided by operating activities	$515,258	$314,340
Net cash used in investing activities	(129,104)	(80,963)
Net cash used in financing activities	(275,646)	(250,798)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	3,164	2,717
Net change in cash and cash equivalents and restricted cash	$113,672	$(14,704)
Net Cash Provided By Operating Activities
Net cash provided by operating activities increased by $200.9 million in fiscal year 2024 compared to fiscal year 2023. Almost all of this increase was a result of our increased profitability.
Our Days Sales Outstanding (DSO) has remained broadly consistent from September 30, 2022, when it was 62 days, through September 30, 2023 (60 days), and September 30, 2024 (61 days). Excluding the effect of our Receivables Purchase Agreement, our DSO would have been 65 days at both September 30, 2024 and 2023.
Net Cash Used In Investing Activities
We continue to make significant investments in our capital base, most notably in upgrading technology on our Federal MDE contracts; we anticipate this capital spend will decline in fiscal year 2025.
In addition, we invested $18 million in acquiring one of our established vendors.
During fiscal year 2024, we sold our businesses in Italy and Singapore, as well as our Canadian employment business. In fiscal year 2023, we sold a small commercial practice in the United Kingdom on payments terms which included installment payments.
Net Cash Used In Financing Activities
The principal drivers of financing cash flows are the Credit Agreement, our equity transactions, and restricted cash flows where we hold funds on behalf of customers or vendors.
During both fiscal years 2023 and 2022, we utilized our operating cash inflows to pay down debt and pay our dividends. In fiscal year 2024, we also used funds to purchase Maximus common stock.
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

Free Cash Flow (Non-GAAP)

Table MD&A 9: Free Cash Flow (Non-GAAP)
	For the Year Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$515,258	$314,340
Purchases of property and equipment and capitalized software	(114,190)	(90,695)
Free cash flow (Non-GAAP)	$401,068	$223,645
Material Cash Requirements from Contractual Obligations
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At September 30, 2024, we owed $1.15 billion under the Credit Agreement, with access to an additional $750.0 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2031, when the agreement ends, and must be renegotiated or the funds repaid.
We have included the following table showing our debt balances as of September 30, 2024, and their effective interest rates.

Table MD&A 10: Debt Balances and Interest Rates as of September 30, 2024
	September 30, 2024
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.81%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	141,875	6.10%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed rate of 3.72% plus margin. (1)
Term Loan B - Hedged through September 2025	75,000	6.09%	Fixed rate of 4.09% plus margin. (1)
Term Loan B - Unhedged	348,750	6.60%	Term SOFR reset monthly plus margin. (1)
Debt held by international subsidiaries	5,194	6.28%	Floating rate, reset quarterly.
Debt Principal	$1,145,819
(1) Applicable margin ranges between 1% and 2%, based on our leverage ratio.
Our effective cash interest rate reflects the drivers of our cash interest payments as of September 30, 2024, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of September 30, 2024 was 5.52%.

The Credit Agreement contains a number of covenants with which we are expected to comply. Failure to meet these requirements would result in a need to renegotiate the agreement or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement.
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt, offset by up to $150 million (which was $75 million under our previous agreement) of unrestricted cash (Consolidated Total Leverage), against our Consolidated EBITDA (as defined by the Credit Agreement). To comply with our Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the leverage ratio increases.
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
Our Credit Agreement defines Consolidated EBITDA, as well as other components of the calculations above. The definition of Consolidated EBITDA requires us to include adjustments not typically included within EBITDA, including unusual, non-recurring expenses, certain non-cash adjustments, the pro forma effects of acquisitions and disposals, and estimated synergies from acquisitions. As a result, Consolidated EBITDA as defined by the Credit Agreement is calculated in a different manner from the Adjusted EBITDA we utilize to assess business performance and may not be comparable to EBITDA or related or similarly-titled measures presented by other companies.
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement, which are included within our financial statements. At September 30, 2024, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction in our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Year Ended September 30,
	2024	2023
	(in thousands)
Net income	$306,914	$161,792
Adjustments:
Interest expense	82,440	84,138
Other expense, net	(450)	363
Provision for income taxes	99,595	48,501
Amortization of intangibles	91,570	94,591
Stock compensation expense	35,349	29,522
Acquisition-related expenses	3,218	575
Loss on sale of businesses	1,018	883
Depreciation and amortization of property, equipment, and capitalized software	33,957	54,725
Pro forma and other adjustments permitted by our Credit Agreement	72,172	69,892
Consolidated EBITDA (as defined by our Credit Agreement)	$725,783	$544,982

Table MD&A 12: Consolidated Net Total Leverage Ratio
	For the Year Ended September 30,
	2024	2023
	(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,145,819	$1,257,529
Cash and cash equivalents up to $150 million	150,000	65,405
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$995,819	$1,192,124

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.37	2.19

Table MD&A 13: Consolidated Net Interest Coverage Ratio
	For the Year Ended September 30,
	2024	2023
	(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$725,783	$544,982

Interest expense	82,440	84,138
Components of other income/expense, net allowed in ratio calculation	2,533	2,684
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$84,973	$86,822

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	8.54	6.28
Leases
As of September 30, 2024, we reported current and long-term operating lease liabilities of $47.7 million and $97.2 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. In the event that we vacate a location, we may be obligated to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements if the contract the location covers is terminated by our customer. See "Note 10. Leases" to the Consolidated Financial Statements for information regarding our leases, including obligations by fiscal year.

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
Certain performance-based contracts include variable consideration in the form of penalties and incentives, based on our performance under the terms of the contract. The calculation of these penalties and incentives requires the evaluation of both objective and subjective criteria, which may require the use of estimates.
Within our employment services business in our Outside the U.S. segment, some of our performance-based contract revenue is recognized based on future milestones defined in each contract. This requires us to make estimates about the attainment of the milestones.
We estimate the total variable consideration we will receive using the expected value method. We recognize the revenue over the expected period of performance. At each reporting period, we update our estimates of the variable fees to represent the circumstances present at the end of the reporting period. We are required to constrain our estimates to the extent that it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved. We do not have a history of significant constraints on these contracts.
Business Combinations and Goodwill
Our balance sheet as of September 30, 2024, includes $1.78 billion of goodwill and $630.6 million of net intangible assets. These assets are typically obtained through business acquisitions, and their acquisition and maintenance requires certain critical estimates.
•During an acquisition, we are required to estimate the fair value of all acquired tangible and intangible assets, as well as liabilities assumed, in order to allocate the purchase price. For many assets acquired and liabilities assumed, the calculation of fair value requires little judgment as balances may be readily convertible to cash receipts or cash payments, or there may be an active market against which to measure value. For the valuation of intangible assets, significant judgment is necessary in identifying and valuing such assets. This valuation will also involve identifying the useful economic life of this asset. Our estimates of these fair values and useful economic lives are based upon assumptions we believe to be reasonable and, where appropriate, include assistance from third-party appraisal firms. The accounting for our acquisitions included determining the fair value of intangible assets representing customer relationships, the VES provider network, technology, and an assembled workforce. In making our determination of the fair value of these assets, we utilized estimates, the most significant of which were forecasts related to future revenues and profit margins. These assumptions relate to the future performance of the acquired business, are forward-looking, and could be affected by future economic and market conditions. The asset values and asset lives determined at acquisition may change based on circumstances such as contract terminations or changes in strategy. When this occurs, we may need to accelerate our amortization charges. These assets are also subject to impairment if events indicate that the carrying value of the assets may not be recoverable. For example, our intangible asset balance includes customer relationship assets which, if the customer relationship ends, would require evaluation of the remaining asset life and asset value.
•The excess purchase price over the identified net assets is considered to be goodwill. Goodwill is recorded at the reporting unit level. The identification of our reporting units requires judgment based on the manner in which our business is operated and the services performed. Our reporting units are consistent with our segments. Where we have acquisitions that provide services to more than one segment or where the acquisition provides benefits across all of our segments, we use judgment to allocate the goodwill balance based on the relative value we anticipate that each segment will realize.

•Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. We performed the annual impairment test using the qualitative assessment as of July 1, 2024, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.
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
In fiscal year 2024, 12% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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
Our recent acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. During fiscal year 2023, we have also incurred losses on sales of businesses and taken an impairment charge on a business sold in early fiscal year 2024. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation, amortization and divestiture-related charges, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Accordingly, we have calculated our operating income, Adjusted EBITDA, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. As noted above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 14: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Year Ended September 30,
	2024	2023
	(dollars in thousands, except per share data)
Operating income	$488,499	$294,794
Add back: Amortization of intangible assets	91,570	94,591
Add back: Divestiture-related charges	1,018	3,751
Adjusted operating income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$581,087	$393,136
Adjusted operating income margin excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	11.0%	8.0%

Add back: Depreciation and amortization of property, equipment, and capitalized software	33,957	54,725
Adjusted EBITDA (Non-GAAP)	$615,044	$447,861
Adjusted EBITDA margin (Non-GAAP)	11.6%	9.1%

Net income	$306,914	$161,792
Add back: Amortization of intangible assets, net of tax	67,481	69,714
Add back: Divestiture-related charges	1,018	3,751
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$375,413	$235,257

Diluted earnings per share	$4.99	$2.63
Add back: Effect of amortization of intangible assets on diluted earnings per share	1.10	1.14
Add back: Effect of divestiture-related charges on diluted earnings per share	0.02	0.06
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$6.11	$3.83
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
Foreign Currency Risk
As of September 30, 2024, we held net assets denominated in currencies other than the U.S. Dollar of $252.5 million. Of this balance, we had net monetary assets of $99.2 million and cash and cash equivalents of $56.1 million. We consider monetary assets to be those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt.
A hypothetical 10% favorable or unfavorable exchange rate movement across currencies would have the following incremental effects on our comprehensive income and our cash flow statement.

Table 7A.1: Exposure to Currency Risk
	As of September 30,
	2024	2023
	(in thousands)
Change in comprehensive income attributable to Maximus	$25,252	$21,036
Change in net monetary assets	$9,922	$9,171
Change in cash and cash equivalents	$5,610	$3,113
Where possible, we mitigate our foreign currency risks. Our operations typically incur costs and cash outflows in the same currency as their revenue. We identify surplus funds in foreign locations and place them in entities with the U.S. Dollar as their functional currency.
Interest Rate Risk
Our principal exposure to interest rates relates to our debt. At September 30, 2024, we owed a gross balance of $1.15 billion associated with debt in the United States and in foreign locations.
Our principal debt agreement incurs interest based upon a fixed rate, applicable spread, and a market rate. The market rate is based on SOFR. A rise in interest rates would increase our interest expense, and a reduction in interest rates would decrease our interest expense. We mitigate this risk through interest rate swaps. At September 30, 2024, $650.0 million of our debt-carrying value was hedged with fixed interest rate swaps.
We based the following sensitivity calculation on the SOFR rate of 4.6% in accordance with the most recent measurement date specified in our Credit Agreement. A 100 basis point change in interest rates would have the following impact of net income:

Table 7A.2: Exposure to Interest Rate Risk
	As of September 30,
	2024	2023
	(in thousands)
100 basis point increase impact on net income	$(4,958)	$(6,075)
100 basis point decrease impact on net income	$4,958	$6,075
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy their obligations under the contracts. Our agreement outlines the conditions upon which we or the counterparty are required to post collateral. As of September 30, 2024, we had no collateral posted with our counterparty related to the derivatives.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Maximus, Inc. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2024 expressed an unqualified opinion thereon.
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
As described in Note 2 and Note 4 to the consolidated financial statements, for certain performance-based contracts, the Company constrains revenue due to penalties and incentives on performance criteria defined in each contract. For the year-ended September 30, 2024, the Company recognized revenue related to performance-based contracts of $2.94 billion. Revenue recognition for some of these contracts involves estimation of variable consideration utilizing management’s judgments about achieving the performance criteria.
Auditing the Company's measurement of variable consideration for these performance-based contracts requires judgment because the calculation to determine the constraint requires the evaluation of both objective and subjective criteria, which may require the use of estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate the variable consideration, including determining the objective and subjective criteria defined in the contract.
To test the variable consideration, our audit procedures included, among others, evaluating the judgments used in management’s calculation of variable consideration. For example, we prepared a trend analysis to evaluate the achievement of the subjective criteria and compared the result to management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.

Tysons, Virginia
November 21, 2024

Maximus, Inc.
Consolidated Statements of Operations

	For the Year Ended September 30,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenue	$5,306,197	$4,904,728	$4,631,018
Cost of revenue	4,054,545	3,876,120	3,691,208
Gross profit	1,251,652	1,028,608	939,810
Selling, general, and administrative expenses	671,583	639,223	534,493
Amortization of intangible assets	91,570	94,591	90,465
Gain on sale of land and building	—	—	11,046
Operating income	488,499	294,794	325,898
Interest expense	82,440	84,138	45,965
Other (income)/expense, net	(450)	363	2,835
Income before income taxes	406,509	210,293	277,098
Provision for income taxes	99,595	48,501	73,270
Net income	$306,914	$161,792	$203,828

Earnings per share:
Basic	$5.03	$2.65	$3.30
Diluted	$4.99	$2.63	$3.29
Weighted average shares outstanding:
Basic	61,049	61,125	61,774
Diluted	61,484	61,450	61,969

Dividends declared per share	$1.20	$1.12	$1.12
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Net income	$306,914	$161,792	$203,828
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11,259	6,625	(17,504)
Net gains/(losses) on cash flow hedge, net of tax provision/(benefit) of $(5,745), $(103), and $8,368, respectively	(16,104)	(279)	23,451
Other comprehensive income	(4,845)	6,346	5,947
Comprehensive income	$302,069	$168,138	$209,775
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	As of September 30,
	2024	2023
	(in thousands)
Assets:
Cash and cash equivalents	$183,123	$65,405
Accounts receivable, net	879,514	826,873
Income taxes receivable	5,282	16,556
Prepaid expenses and other current assets	132,625	146,632
Total current assets	1,200,544	1,055,466
Property and equipment, net	38,977	38,831
Capitalized software, net	187,677	107,811
Operating lease right-of-use assets	133,594	163,929
Goodwill	1,782,871	1,779,215
Intangible assets, net	630,569	703,648
Deferred contract costs, net	59,432	45,372
Deferred compensation plan assets	55,913	42,919
Deferred income taxes	14,801	2,459
Other assets	27,130	46,147
Total assets	$4,131,508	$3,985,797
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$303,321	$282,081
Accrued compensation and benefits	237,121	194,251
Deferred revenue, current portion	83,238	60,477
Income taxes payable	26,535	451
Long-term debt, current portion	40,139	86,844
Operating lease liabilities, current portion	47,656	49,852
Other current liabilities	69,519	49,058
Total current liabilities	807,529	723,014
Deferred revenue, non-current portion	45,077	38,849
Deferred income taxes	169,118	203,898
Long-term debt, non-current portion	1,091,954	1,163,149
Deferred compensation plan liabilities, non-current portion	57,599	46,432
Operating lease liabilities, non-current portion	97,221	129,367
Other liabilities	20,195	13,253
Total liabilities	2,288,693	2,317,962
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 60,352 and 60,998 shares issued and outstanding as of September 30, 2024 and 2023, respectively	598,304	577,898
Accumulated other comprehensive loss	(32,460)	(27,615)
Retained earnings	1,276,971	1,117,552
Total shareholders' equity	1,842,815	1,667,835
Total liabilities and shareholders' equity	$4,131,508	$3,985,797
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$306,914	$161,792	$203,828
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	33,957	54,725	42,330
Amortization of intangible assets	91,570	94,591	90,465
Amortization of debt issuance costs and debt discount	3,534	2,837	3,012
Gain on sale of land and building	—	—	(11,046)
Deferred income taxes	(36,022)	1,552	10,204
Stock compensation expense	35,349	29,522	30,476
Loss on sale of businesses	1,018	883	—
Change in assets and liabilities, net of effects of business combinations and disposals:
Accounts receivable	(50,562)	(23,401)	14,132
Prepaid expenses and other current assets	10,565	859	(6,745)
Deferred contract costs	(13,155)	2,688	(12,056)
Accounts payable and accrued liabilities	18,267	17,729	(32,722)
Accrued compensation and benefits	38,247	12,650	3,288
Deferred revenue	28,534	(12,123)	(19,342)
Income taxes	32,305	(16,958)	(13,510)
Operating lease right-of-use assets and liabilities	(1,906)	(2,035)	(1,112)
Other assets and liabilities	16,643	(10,971)	(11,363)
Net cash provided by operating activities	515,258	314,340	289,839
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(114,190)	(90,695)	(56,145)
Acquisitions of businesses, net of cash acquired	—	—	(14,295)
Asset acquisition	(17,999)	—	—
Proceeds from divestitures	3,085	9,732	—
Proceeds from the sale of land and building	—	—	16,431
Net cash used in investing activities	(129,104)	(80,963)	(54,009)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(72,901)	(68,073)	(68,716)
Purchases of Maximus common stock	(73,069)	—	(96,119)
Tax withholding related to RSU vesting	(13,455)	(8,475)	(9,673)
Payments for contingent consideration	(10,977)	(9,431)	(1,369)
Payments for debt financing costs	(9,724)	—	—
Proceeds from borrowings	1,100,166	844,299	615,000
Principal payments for debt	(1,212,202)	(952,974)	(770,658)
Cash-collateralized escrow liabilities	16,516	(56,144)	83,264
Net cash used in financing activities	(275,646)	(250,798)	(248,271)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,164	2,717	(7,334)
Net change in cash, cash equivalents, and restricted cash	113,672	(14,704)	(19,775)
Cash, cash equivalents and restricted cash, beginning of period	122,091	136,795	156,570
Cash, cash equivalents and restricted cash, end of period	$235,763	$122,091	$136,795
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2021	61,954	$532,411	$(39,908)	$987,826	$1,480,329
Net income	—	—	—	203,828	203,828
Foreign currency translation	—	—	(17,504)	—	(17,504)
Cash flow hedge, net of tax	—	—	23,451	—	23,451
Cash dividends	—	—	—	(68,716)	(68,716)
Dividends on RSUs	—	1,465	—	(1,465)	—
Purchases of Maximus common stock	(1,407)	—	—	(96,119)	(96,119)
Stock compensation expense	—	30,476	—	—	30,476
Tax withholding related to RSU vesting	—	(6,374)	—	—	(6,374)
RSUs vested	227	—	—	—	—
Balance at September 30, 2022	60,774	557,978	(33,961)	1,025,354	1,549,371
Net income	—	—	—	161,792	161,792
Foreign currency translation	—	—	6,625	—	6,625
Cash flow hedge, net of tax	—	—	(279)	—	(279)
Cash dividends	—	—	—	(68,073)	(68,073)
Dividends on RSUs	—	1,521	—	(1,521)	—
Stock compensation expense	—	29,522	—	—	29,522
Tax withholding related to RSU vesting	—	(11,123)	—	—	(11,123)
RSUs vested	224	—	—	—	—
Balance as of September 30, 2023	60,998	577,898	(27,615)	1,117,552	1,667,835
Net income	—	—	—	306,914	306,914
Foreign currency translation	—	—	11,259	—	11,259
Cash flow hedge, net of tax	—	—	(16,104)	—	(16,104)
Cash dividends	—	—	—	(72,901)	(72,901)
Dividends on RSUs	—	1,525	—	(1,525)	—
Purchases of Maximus common stock	(876)	—	—	(73,069)	(73,069)
Stock compensation expense	—	35,349	—	—	35,349
Tax withholding related to RSU vesting	—	(16,468)	—	—	(16,468)
RSUs vested	230	—	—	—	—
Balance as of September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading provider of government services worldwide. Under our mission of Moving People Forward, we help millions of people access the vital government services they need. With nearly 50 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve. We are a proud partner to government agencies in the United States (U.S.) and worldwide.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation.
Our fiscal year ends on September 30 and unless otherwise noted, references to fiscal year or fiscal years ended September 30. The accompanying consolidated financial statements present our financial position as of September 30, 2024, and 2023 and our results of operations for fiscal years 2024, 2023, and 2022.
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
As disclosed in "Note 4. Revenue Recognition," certain performance-based contracts include variable consideration in the form of penalties and incentives, based upon our performance under the terms of the contract. The calculation of these penalties and incentives requires the evaluation of both objective and subjective criteria, which may require the use of estimates.
Within our employment services business in our Outside the US segment, some of our performance-based contract revenue is recognized based upon future milestones defined in each contract. This requires us to make estimates about the attainment of the milestones.
As disclosed in "Note 7. Acquisitions and Divestitures," we acquired several businesses. For assets acquired and liabilities assumed, we are required to identify and recognize these balances at their fair value as of the date of acquisition.
In May 2021, we acquired VES Group, Inc. As part of the acquisition, we allocated $27.0 million to certain technology assets used by the business, which we elected to amortize over twelve years. This was our best estimate of asset life at that time. In fiscal year 2023, we took the opportunity to improve our technology portfolio, including the development of a replacement asset that will eventually replace much of the acquired technology. Accordingly, we revised the asset life on the existing technology. We previously assumed a cease-use date of September 2026, which was revised in fiscal year 2024 to September 2025. This resulted in amortization expense in fiscal year 2024 of $7.2 million, with $10.8 million remaining to be amortized in fiscal year 2025. The revision in fiscal year 2024 reduced our earnings per share by $0.01.
We are required to evaluate our long-lived assets used in operations when events and circumstances indicate that the valuation of the assets exceeds their fair value.

•At September 30, 2024, our capitalized software balance includes $34.4 million related to technology for new services within our U.S. Services Segment. During the first quarter of fiscal year 2024, we evaluated these assets by comparing their carrying value to their estimated future cash flows. At that time, our probability-weighted undiscounted cash flows showed that we would recover the costs of these assets through our contract pipeline. We continue to monitor these assets. If circumstances change, we may be required to adjust the value or asset life of these assets.
•During fiscal year 2024, we completed the sale of some of our international businesses. In the course of the sale, we noted that the carrying value of the assets being disposed of would exceed the sale price. As a result, we recorded an impairment charge of $2.9 million at September 30, 2023. This charge was spread across various long-lived assets, including fixed assets and lease right-of-use assets.
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
Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. Where the modification changes the scope or price and the additional performance obligations are at their standalone selling price, these services are considered a separate contract. Where there is a modification, and the additional performance obligations are not at their standalone selling price, we consider whether those performance obligations are distinct from those already delivered. If services are distinct from those already provided, the contract is accounted for prospectively, as though the original contract had been terminated and a new arrangement entered into. Where the modification includes goods or services that are not distinct from those already provided, we record a cumulative adjustment to revenue based upon a remeasurement of progress towards the complete satisfaction of performance obligations not yet fully delivered.

Accounts Receivable-Billed, Billable, and Unbilled and Deferred Revenue
Billed receivables are balances where an invoice has been prepared and issued and is collectible under standard contract terms. Many of our clients require invoices to be prepared on a monthly basis. When we anticipate that an invoice will be issued within a short period of time and the funds are considered collectible within standard contract terms, we include this balance as billable accounts receivable.
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
Credit Risk
Credit risk has not historically been significant to our business due to the nature of our customers. Approximately 50% of our revenue is from the U.S. federal government, and much of our Outside the U.S. segment is from national governments. Many of our U.S. state government agency programs receive significant federal funding. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers.
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
Our reporting units are consistent with our operating segments, U.S. Federal Services, U.S. Services, and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test using the qualitative assessment as of July 1, 2024, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.

Intangible Assets
Our intangible assets are generally acquired through business combinations. They are separately identified and recorded at fair value upon acquisition.
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
Capitalized Software
All of our capitalized software represents development costs for software that is intended for our internal use. Direct costs of time and materials incurred for the development of application software for internal use are capitalized and amortized using the straight-line method over the estimated useful life of up to ten years. Costs incurred for upgrades and enhancements that do not result in additional functionality are expensed as incurred.
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
We evaluate assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant assumptions.
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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly available information adjusted for company, country, and lease-specific factors. The weighted average incremental borrowing rate utilized as of September 30, 2024, was 5.7%.
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

Stock Compensation Plan
We grant both restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and the Company's shareholders.
The fair value of each RSU is equal to the market price of our common stock at the date of the grant, which is expensed ratably over the vesting period. The RSUs granted vest ratably over one to four years, in each case from the grant date. All individuals who are granted RSUs also receive dividend-equivalent payments in the form of additional RSUs. However, until the shares are issued, they have no voting rights and may not be bought or sold. In the event that an award is forfeited, the dividend-equivalent payments received by the holder with respect to that award are also forfeited. We account for stock award forfeitures as they occur.
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
Derivative Instruments
We use interest rate swap contracts to manage our exposure to the variability of the interest payments on long-term debt. We have elected to designate these derivative instruments as cash flow hedges. The effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings, through interest expense, when the underlying forecasted transaction affects earnings. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows. We reassess the effectiveness of the hedges on a quarterly basis.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 Segment Reporting (Topic 280). This ASU aims to improve disclosures over our segments, including disclosure of significant expense categories within segments, which are regularly provided to our Chief Executive Officer, as well as disclosing how segment measures of profit are used by our Chief Executive Officer. The amendments in this ASU are effective for us starting in fiscal year 2025 for annual periods and in fiscal year 2026 for interim periods, and are required to be applied retrospectively. We are assessing the effect of this standard but do not anticipate that it will have a material effect on our historical or future financial statements.
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740). This ASU aims to enhance the transparency and usefulness of income tax disclosures. In particular, it will supplement detail over our income tax rate reconciliation and our annual tax payments. We must adopt this standard during our 2026 fiscal year, although early adoption is permitted. We are assessing the effect of this ASU on our financial statements.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results.
U.S. Federal Services
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology (IT) modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs (VA) and certain state-based assessments and appeals work that is part of the segment's heritage. Under Technology Consulting Services (TCS), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under ACA, Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. In fiscal years 2020 through 2023, many programs in this segment were operating with depressed margins resulting from the pause in Medicaid redeterminations. The depressed margins resulted from reduced operating leverage in the segment as costs could not scale down at the same rate to meet lower demand due to the requirements to fulfill other obligations on these contracts. Fiscal year 2024 reflected a full period of volumes. The middle two quarters of the fiscal year experienced slightly elevated volumes from excess temporary work. This work was concluded by the last fiscal quarter with the segment’s margin appropriately aligned.
Outside the U.S.
Our Outside the U.S. Segment provides BPS and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the newly awarded Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program; and Australia, including Workforce Australia, and other employment support and job seeker services in a number of other countries.

Table 3.1: Results of Operation by Business Segment
	For the Year Ended September 30,
	2024		2023		2022
	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$2,737,244		$2,403,606		$2,259,744
U.S. Services	1,911,813		1,812,069		1,607,612
Outside the U.S.	657,140		689,053		763,662
Revenue	$5,306,197		$4,904,728		$4,631,018
Gross profit:
U.S. Federal Services	$665,762	24.3%	$557,886	23.2%	$519,440	23.0%
U.S. Services	479,787	25.1%	377,541	20.8%	343,004	21.3%
Outside the U.S.	106,103	16.1%	93,181	13.5%	77,366	10.1%
Gross profit	$1,251,652	23.6%	$1,028,608	21.0%	$939,810	20.3%
Selling, general, and administrative expenses:
U.S. Federal Services	$332,140	12.1%	$308,197	12.8%	$284,509	12.6%
U.S. Services	232,805	12.2%	194,991	10.8%	160,902	10.0%
Outside the U.S.	98,398	15.0%	102,311	14.8%	92,536	12.1%
Divestiture related charges (2)	1,018	NM	3,751	NM	—	NM
Other (4)	7,222	NM	29,973	NM	(3,454)	NM
Selling, general, and administrative expenses	$671,583	12.7%	$639,223	13.0%	$534,493	11.5%
Operating income/(loss):
U.S. Federal Services	$333,622	12.2%	$249,689	10.4%	$234,931	10.4%
U.S. Services	246,982	12.9%	182,550	10.1%	182,102	11.3%
Outside the U.S.	7,705	1.2%	(9,130)	(1.3)%	(15,170)	(2.0)%
Amortization of intangible assets	(91,570)	NM	(94,591)	NM	(90,465)	NM
Divestiture related charges (2)	(1,018)	NM	(3,751)	NM	—	NM
Gain on sale of land and building (3)	—	NM	—	NM	11,046	NM
Other (4)	(7,222)	NM	(29,973)	NM	3,454	NM
Operating income	$488,499	9.2%	$294,794	6.0%	$325,898	7.0%
Depreciation and amortization:
U.S. Federal Services	$10,503	0.4%	$18,336	0.8%	$12,332	0.5%
U.S. Services	16,079	0.8%	22,674	1.3%	16,528	1.0%
Outside the U.S.	7,375	1.1%	13,715	2.0%	13,470	1.8%
Depreciation and amortization	$33,957	0.6%	$54,725	1.1%	$42,330	0.9%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)During fiscal years 2024 and 2023, we sold a number of businesses in our Outside the U.S. Segment. Refer to "Note 7. Acquisitions and Divestitures" for more details.
(3)During fiscal year 2022, we sold the land and building that held our corporate headquarters, resulting in a gain on sale of $11.0 million.
(4)Other includes credits and costs that are not allocated to a particular segment. For the fiscal years 2024 and 2023, these charges include $2.9 million and $29.3 million, respectively, related to the costs of a previously disclosed cybersecurity incident. Other charges include direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.

Table 3.2: Assets by Segment
	As of September 30,
	2024	2023
	(in thousands)
U.S. Federal Services	$2,786,180	$2,716,367
U.S. Services	692,446	780,737
Outside the U.S.	291,608	278,289
Corporate	361,274	210,404
Assets	$4,131,508	$3,985,797
Our long-lived assets consist of property and equipment, capitalized software costs, operating lease right-of-use assets, and deferred compensation plan assets.

Table 3.3: Long-Lived Assets by Geography
	As of September 30,
	2024	2023
	(in thousands)
United States	$383,989	$313,830
Outside the US	32,172	39,660
Total	$416,161	$353,490

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography.

Table 4.1: Revenue by Service Type
	For the Year Ended September 30,
	2024	%	2023	%	2022	%
	(dollars in thousands)
Program Operations	$2,570,494	48.4%	$2,500,678	51.0%	$2,502,620	54.0%
Clinical Services	1,891,292	35.6%	1,486,040	30.3%	1,176,081	25.4%
Employment & Other	469,304	8.8%	520,981	10.6%	551,755	11.9%
Technology Solutions	375,107	7.1%	397,029	8.1%	400,562	8.6%
Total revenue	$5,306,197		$4,904,728		$4,631,018
We occasionally reevaluate the service types with which a contract best aligns, particularly to reflect changes in how we manage, operate or perform services. In fiscal year 2024, we moved approximately $125 million from Program Operations to Technology Solutions. We have recast the comparative years consistent with the reevaluation.

Table 4.2: Revenue by Contract Type
	For the Year Ended September 30,
	2024	%	2023	%	2022	%
	(dollars in thousands)
Performance-based	$2,939,536	55.4%	$2,425,597	49.5%	$2,091,608	45.2%
Cost-plus	1,247,202	23.5%	1,238,574	25.3%	1,248,759	27.0%
Fixed price	686,555	12.9%	717,167	14.6%	627,402	13.5%
Time and materials	432,904	8.2%	523,390	10.7%	663,249	14.3%
Total revenue	$5,306,197		$4,904,728		$4,631,018

Table 4.3: Revenue by Customer Type
	For the Year Ended September 30,
	2024	%	2023	%	2022	%
	(dollars in thousands)
New York state government agencies	$647,349	12.2%	$525,051	10.7%	$389,004	8.4%
Other U.S. state government agencies	1,255,181	23.7%	1,275,763	26.0%	1,216,453	26.3%
Total U.S. state government agencies	1,902,530		1,800,814		1,605,457
United States federal government agencies	2,674,014	50.4%	2,344,863	47.8%	2,189,303	47.3%
International government agencies	642,222	12.1%	663,044	13.5%	722,192	15.6%
Other, including local municipalities and commercial customers	87,431	1.6%	96,007	2.0%	114,066	2.5%
Total revenue	5,306,197		4,904,728		4,631,018
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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of September 30, 2024 and 2023, $31.9 million and $20.7 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the year ended September 30, 2024, we recognized revenue of $57.6 million included in our deferred revenue balances at September 30, 2023. During the year ended September 30, 2023, we recognized revenue of $81.5 million included in our deferred revenue balances at September 30, 2022.
Contract estimates
We are required to use estimates in recognizing revenue from some of our contracts.
Certain performance-based contracts include variable consideration in the form of penalties and incentives, based upon our performance under the terms of the contract. The calculation of these penalties and incentives requires the evaluation of both objective and subjective criteria, which may require the use of estimates.
Within our employment services business in our Outside the U.S. segment, some of our performance-based contract revenue is recognized based upon future milestones defined in each contract. This requires us to make estimates about the attainment of the milestones.
We estimate the total variable consideration we will receive using the expected value method. We recognize the revenue over the expected period of performance. At each reporting period, we update our estimates of the variable fees to represent the circumstances present at the end of the reporting period. We are required to constrain our estimates to the extent that it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved. We do not have a history of significant constraints on these contracts.

Table 4.4: Effect of Changes in Contract Estimates
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands, except per share data)
Benefit to/(reduction of) revenue recognized due to changes in contract estimates	$(12,617)	$(13,346)	$(2,500)
Benefit to/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$(0.15)	$(0.16)	$(0.03)
Remaining performance obligations
As of September 30, 2024, we had approximately $370 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 69% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Basic weighted average shares outstanding	61,049	61,125	61,774
Dilutive effect of unvested RSUs and PSUs	435	325	195
Denominator for diluted earnings per share	61,484	61,450	61,969
The diluted earnings per share calculation for the year ended September 30, 2024, 2023, and 2022 excludes approximately 74,000, 231,000, and 444,000 unvested anti-dilutive restricted stock units, respectively.

6. DEBT AND DERIVATIVES
Our principal credit agreements are held within the United States. In addition, we hold revolving credit facilities in Australia, Canada, and the United Kingdom.
On May 30, 2024, we amended our credit agreement with J.P. Morgan Chase Bank, N.A. (the Credit Agreement). The amendment extended the life of the debt, updated the mandatory repayments, and adjusted the mix of debt, but did not significantly change the rates or conditions under which we borrow funds. The Credit Agreement is available for general corporate purposes, including the funding of working capital, capital expenditures, purchases of Maximus common stock, and possible future acquisitions.
The Credit Agreement has three components.
•A Term Loan A facility (the TLA), which matures on May 30, 2029. Interest rates on this facility are variable, based upon a combination of a Secured Overnight Financing Rate (SOFR) and a margin based on our leverage, varying between 1.0% and 2.0%. At May 2024, it was set at 1.5% and will remain at this level until our December 2024 leverage calculation is submitted, which is likely to be in February 2025.
•A Term Loan B facility (the TLB), which matures on May 30, 2031. The interest rates are based upon SOFR, subject to a floor of 0.5%, plus a fixed 2.0% margin.
•A revolving credit facility, which enables us to borrow or utilize up to $750.0 million. The interest on this facility is generally based upon the same rates as those used for the TLA. In addition, we are charged a commitment fee between 0.125% and 0.30% on unused funds, which is based upon our leverage. Commitment fees are recorded as interest expense on the consolidated statements of operations.

Table 6.1: Details of Debt
	As of September 30,
	2024	2023
	(in thousands)
Term Loan A	$641,875	$909,375
Term Loan B	498,750	344,934
Subsidiary loan agreements	5,194	3,220
Funded Debt	1,145,819	1,257,529
Less: Unamortized debt-issuance costs and discounts	(13,726)	(7,536)
Total debt	1,132,093	1,249,993
Less: Current portion of long-term debt	(40,139)	(86,844)
Long-term debt	$1,091,954	$1,163,149
Under the terms of the Credit Agreement, we are required to comply with certain covenants, the terms of which are customary and include a Consolidated Net Total Leverage Ratio and a Consolidated Net Interest Coverage Ratio. The Consolidated Net Total Leverage Ratio is calculated as total outstanding debt less the lower of (a) unrestricted cash or (b) $150.0 million divided by Consolidated EBITDA (as defined by the Credit Agreement). With certain exceptions, the covenant requires the Consolidated Net Total Leverage Ratio to be less than 4.00, calculated over the previous twelve months. The Consolidated Net Interest Coverage Ratio is calculated as Consolidated EBITDA divided by Consolidated Net Interest Expense over the previous twelve months, all defined by the Credit Agreement. The covenant requires a Consolidated Net Interest Coverage Ratio of 3.00 or greater. As of September 30, 2024, the Consolidated Net Total Leverage Ratio and the Consolidated Net Interest Coverage Ratio were 1.37 and 8.54, respectively. We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2024. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay our dividends.
The Credit Agreement is, subject to customary exceptions, secured by substantially all of the assets of the Company and its wholly owned material domestic subsidiaries, and guaranteed by each of the Company’s wholly owned material domestic subsidiaries.
Costs incurred in establishing the Credit Agreement were recorded as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. Costs incurred in amending the Credit Agreement were deferred or expensed depending upon the nature of the costs. All costs deferred as of the amendment date are being amortized prospectively over the new respective lives of the arrangements.

In addition to the Credit Agreement, we hold smaller credit facilities in Australia, Canada, and the United Kingdom. These agreements allow our businesses to borrow to meet any short-term working capital needs.

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
Year ended September 30, 2025	$42,694
Year ended September 30, 2026	41,563
Year ended September 30, 2027	53,750
Year ended September 30, 2028	57,812
Year ended September 30, 2029	476,250
Thereafter	473,750
Total Payments	$1,145,819
Interest Rate Derivative Instruments
We utilize interest rate swaps to manage our exposure to interest rates on our Credit Agreement, which we have designated as cash flow hedges.
•We have an arrangement for a notional amount of $75.0 million, which hedges a SOFR component of our TLB to a fixed amount of 4.09%. This arrangement expires in September 2025.
•We have arrangements for a combined notional amount of $500.0 million, which hedges a SOFR component of our TLA to a fixed amount of 2.31%. These arrangements expire in May 2026.
•We have an arrangement for a notional amount of $75.0 million, which hedges a SOFR component of our TLB to a fixed amount of 3.72%. This arrangement expires in September 2026.
In addition to the arrangements above, we had an arrangement for a notional amount of $150 million, which hedged a SOFR component of our TLA to a fixed amount of 4.38%. This arrangement expired in September 2024.
Our effective interest rate as of September 30, 2024 was 5.52%.
At September 30, 2024 and September 30, 2023, we had assets of $12.6 million and $31.0 million, respectively, related to these interest rate swaps. At September 30, 2024, we had liabilities of $3.4 million related to these interest rate swaps, with no comparison at September 30, 2023. These instruments were recorded as "other assets" and "other liabilities" within our consolidated balance sheets. As these instruments are considered effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income (AOCI)" within our consolidated financial statements.

Table 6.3: Gains/(Losses) on Derivatives
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Gain/(loss) recognized in AOCI on derivatives, net of tax	$(3,681)	$8,558	$23,004
Amounts reclassified to earnings from accumulated other comprehensive income	(12,423)	(8,837)	447
Net current period other comprehensive income	$(16,104)	$(279)	$23,451
Counterparty Risk
The Company is exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which it or the counterparty are required to post collateral. As of September 30, 2024 and 2023, there was no collateral posted with the Company's counterparty related to the derivatives.
At September 30, 2024 and 2023, we had letters of credit totaling $3.0 million, respectively.

7. ACQUISITIONS AND DIVESTITURES
IT vendor acquisition
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
The purchase price was contingent upon future volumes within an acquired contract, up to a maximum payment of $65.0 million. At acquisition, we estimated the fair value of this liability, based upon a probability-weighted assessment of the potential outcomes, of $18.5 million. We updated this liability each quarter, with changes recorded to our statement of operations, as we updated our estimate of fair value. We made our final payment in May 2024 and, accordingly, we have no remaining liability at September 30, 2024, compared to a liability of $7.5 million at September 30, 2023. Total payments made since acquisition were $19.3 million.
We recorded a single intangible asset related to the customer contract and relationship of $16.7 million, which was amortized over 27 months. The goodwill balance, representing the difference between the identifiable assets acquired and the estimated obligation, represents the assembled workforce, as well as the knowledge base acquired.
Stirling Institute of Australia Pty Ltd (Stirling)
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
BZ Bodies Limited (BZB)
On January 31, 2022, we acquired 100% of the share capital of BZB for a purchase price of $2.5 million (£1.9 million); the consideration was principally comprised of an estimate of contingent consideration payable upon future performance, which was paid in full in fiscal year 2024. BZB provides weight management services for adults, children, and vulnerable groups in the United Kingdom. We acquired this business to complement our services within the United Kingdom. The business was integrated into our Outside the U.S. Segment. We recorded goodwill and intangible assets of $1.4 million and $1.3 million, respectively, related to the acquisition.
Divestitures
We have sold a number of components of our Outside the U.S. Segment:
•In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss on sale of $1.0 million. During the fourth quarter of fiscal year 2023, we recorded an impairment charge of $2.9 million related to these assets.
•In March 2023, we sold our commercial practice in the United Kingdom, resulting in a pre-tax loss of $0.6 million. The cash consideration had a fair value of $16.0 million, to be received in installments. At September 30, 2024, we have installments remaining of $5.8 million.
•In March 2023, we sold our Swedish subsidiary for cash consideration of $0.4 million, resulting in a small loss.

8. GOODWILL AND INTANGIBLE ASSETS

Table 8.1: Changes in Goodwill by Segment
	U.S. Federal Services	U.S. Services	Outside the U.S.	Total
	(in thousands)
Balance as of September 30, 2022	$1,559,863	$164,472	$55,080	$1,779,415
Divestitures	—	—	(3,172)	(3,172)
Foreign currency translation	—	—	2,972	2,972
Balance as of September 30, 2023	1,559,863	164,472	54,880	1,779,215
Divestitures	—	—	(364)	(364)
Foreign currency translation	—	—	4,020	4,020
Balance as of September 30, 2024	$1,559,863	$164,472	$58,536	$1,782,871
There were no impairment charges to our goodwill for the years ended September 30, 2024, 2023, and 2022.

Table 8.2: Details of Intangible Assets, Net
	As of September 30,
	2024			2023
	Cost	Accumulated Amortization	Intangible Assets, Net	Cost	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Customer contracts and relationships	$870,810	$309,067	$561,743	$891,511	$251,868	$639,643
VES Provider network	57,000	15,833	41,167	57,000	11,083	45,917
Technology-based intangible assets	31,586	20,786	10,800	31,572	13,484	18,088
Assembled workforce	18,185	$1,326	16,859	—	—	—
Trademarks and trade names	4,474	4,474	—	4,471	4,471	—
Total	$982,055	$351,486	$630,569	$984,554	$280,906	$703,648

Table 8.3: Details of Weighted Average Remaining Lives
As of September 30, 2024
Customer contracts and relationships	8.0 years
VES Provider network	8.7 years
Technology-based intangible assets	1.0 year
Assembled workforce	7.4 years
Trademarks and trade names	0.0 years
Weighted Average Remaining Life	7.9 years

Table 8.4: Details of Future Amortization Expense of Intangible Assets, Net
As of September 30, 2024
(in thousands)
Year ended September 30, 2025	$92,058
Year ended September 30, 2026	81,258
Year ended September 30, 2027	81,258
Year ended September 30, 2028	81,258
Year ended September 30, 2029	71,298
Thereafter	223,439
Total	$630,569

9. FAIR VALUE MEASUREMENTS
The following assets and liabilities are recorded at fair value on a recurring basis.
•We hold mutual fund assets within a Rabbi Trust to cover liabilities in our deferred compensation plan. These assets have prices quoted within active markets and, accordingly, are classified as level 1 within the fair value hierarchy.
•We have interest rate swap agreements to manage our interest rate exposure. These agreements can be valued using observable data and, accordingly, are classified as level 2 within the fair value hierarchy.
•During fiscal year 2024, we recorded liabilities for additional consideration payable on certain acquisitions. This consideration was contingent upon the post-acquisition performance of these businesses. This liability was based upon our internal assumptions regarding profits, volumes, and contract terms. Accordingly, these inputs were not observable and were classified as level 3 within the fair value hierarchy. In fiscal year 2024, all outstanding liabilities were settled.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the year ended September 30, 2024.

Table 9.1: Fair Value Measurements
	As of September 30, 2024
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$34,692	$—	$—	$34,692
Interest rate swaps - $300 million notional value	—	12,573	—	12,573
Total assets	$34,692	$12,573	$—	$47,265
Liabilities:
Interest rate swaps - $350 million notional value	$—	$3,394	$—	$3,394
Total liabilities	—	$3,394	$—	$3,394
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
Accumulated Other Comprehensive Loss
All amounts recorded in accumulated other comprehensive loss are related to our foreign currency translations and interest rate swaps, net of tax. The following table shows changes in accumulated other comprehensive loss. Amounts reclassified from other comprehensive income were recorded within our selling, general, and administrative expenses (for foreign currency translation adjustments) and within interest expense (for gains on derivatives).

Table 9.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2021	$(39,605)	$(303)	$(39,908)
Other comprehensive income/(loss) before reclassifications	(17,504)	23,004	5,500
Amounts reclassified from accumulated other comprehensive income/(loss)	—	447	447
Net current period other comprehensive income/(loss)	(17,504)	23,451	5,947
Balance as of September 30, 2022	(57,109)	23,148	(33,961)
Other comprehensive income/(loss) before reclassifications	6,509	8,558	15,067
Amounts reclassified from accumulated other comprehensive income/(loss)	116	(8,837)	(8,721)
Net current period other comprehensive income/(loss)	6,625	(279)	6,346
Balance as of September 30, 2023	(50,484)	22,869	(27,615)
Other comprehensive income before reclassifications	11,126	(3,681)	7,445
Amounts reclassified from accumulated other comprehensive loss	133	(12,423)	(12,290)
Net current period other comprehensive losses	11,259	(16,104)	(4,845)
Balance as of September 30, 2024	$(39,225)	$6,765	$(32,460)
The foreign currency translation adjustment reflects a cumulative difference between the value of our earnings in currencies other than the U.S. Dollar between the time they were recorded and the date of the financial statements. As of September 30, 2024, the balance included approximately $18.2 million of translation differences related to the Australian Dollar and $13.3 million related to the British Pound, with the remaining balance principally comprised of differences related to the Canadian Dollar.
Contingent Consideration
The fair value of our contingent considerations are based upon estimates of the likely payments, which are based upon assumptions over future performance. The liabilities are reviewed on a quarterly basis and changes in estimates are recorded to selling and general administrative expenses.
Our contingent consideration relates to the businesses below:
•In October 2021, we acquired the student loan servicing business from Navient, which we rebranded as Aidvantage. Payments were based upon volumes, up to a maximum payment of $65.0 million. At September 30, 2023, the Aidvantage contingent consideration was $7.5 million. This liability was settled in the third quarter of fiscal year 2024.
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

The following table presents a reconciliation of the contingent consideration, which is measured and recorded at fair value on a recurring basis using Level 3 inputs:

Table 9.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Balance as of September 30, 2023	$9,903
Adjustments to fair value recorded in the current year	985
Cash payments	(10,977)
Foreign currency translation	89
Closing contingent consideration as of September 30, 2024	$—
Other assets
Other long-lived assets are reviewed when events indicate they may no longer be able to recover their value. Assets that we cease using or which do not appear able to generate sufficient future cash flows to support their values are reviewed and, where necessary, their value is written down. In this instance, the expense is reported in the same place where future expenses were anticipated to be recorded. For example, a fixed asset impairment would be recorded in depreciation expense. All the non-recurring fair values are considered Level 3, as the inputs are not observable and based on internal assumptions. For the year ended September 30, 2023, we recorded impairment charges of $9.5 million. These impairment charges were on our long-lived assets within our U.S. Services and Outside the U.S. Services Segments and relate to assets on underperforming contracts. During the years ended September 30, 2024, and September 30, 2022, we recorded no impairment charges.
10. LEASES

Table 10.1: Details of Lease Costs
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Operating lease cost	$69,071	$76,630	$90,423
Short-term lease cost	8,699	7,729	11,642
Variable lease cost	11,057	12,417	12,032
Total operating lease costs	$88,827	$96,776	$114,097

Table 10.2: Future Minimum Lease Payments Under Non-cancelable Operating Leases
	Office Space	Equipment	Total
	(in thousands)
Year ended September 30, 2025	$53,928	$985	$54,913
Year ended September 30, 2026	40,612	156	40,768
Year ended September 30, 2027	33,346	33	33,379
Year ended September 30, 2028	23,807	5	23,812
Year ended September 30, 2029	5,013	—	5,013
Thereafter	3,003	—	3,003
Total minimum lease payments	159,709	1,179	160,888
Less: Imputed interest	(15,894)	(117)	(16,011)
Total lease liabilities	$143,815	$1,062	$144,877
Our weighted average remaining lease term as of September 30, 2024, is 3.4 years.
For the years ended September 30, 2024, September 30, 2023, and September 30, 2022, we made cash payments of $75.3 million, $77.6 million, and $86.5 million for amounts included in our lease liabilities, respectively. New or amended leases resulted in additional right-of-use assets of $27.7 million, $109.4 million, and $43.5 million for the same periods, respectively.

11. INCOME TAXES

Table 11.1: Components of Provision for Income Taxes
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Current provision/(benefit):
Federal	$82,875	$34,033	$45,042
State and local	26,951	12,332	15,371
Foreign	25,791	584	2,653
Total current provision for income taxes	135,617	46,949	63,066
Deferred tax expense/(benefit):
Federal	(16,347)	(1,495)	7,107
State and local	(5,447)	(673)	2,130
Foreign	(14,228)	3,720	967
Total deferred tax expense/(benefit)	(36,022)	1,552	10,204
Provision for income taxes	$99,595	$48,501	$73,270

Table 11.2: Components of Income before Provision for Income Taxes by Country
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Domestic	$377,594	$198,115	$274,641
Foreign	28,915	12,178	2,457
Income before provision for income taxes	$406,509	$210,293	$277,098

Table 11.3: Reconciliation of Tax Expense at Statutory Rate to Actual Tax Expense
	For the Year Ended September 30,
	2024	2023	2022
	(dollars in thousands)
Tax expense at statutory rate	$85,367	$44,162	$58,190
Increase/(decrease) due to:
State income taxes, net of federal benefit	21,582	11,501	14,244
Foreign taxation rate differentials	875	(590)	(709)
Non-deductible expenses	2,444	2,889	882
Global intangible low taxed income	1,257	2,274	—
Valuation allowance - foreign jurisdictions	734	2,010	4,875
Tax credits	(8,997)	(6,645)	(5,239)
Excess tax expense/(benefits) from stock-based compensation	(1,656)	(1,399)	1,143
Other	(2,011)	(5,701)	(116)
Income tax expense	$99,595	$48,501	$73,270

U.S. Federal Statutory tax rate	21.0%	21.0%	21.0%
Effective tax rate	24.5%	23.1%	26.4%

Table 11.4: Components of Deferred Tax Assets and Liabilities
	As of September 30,
	2024	2023
	(in thousands)
Deferred tax assets/(liabilities):
Costs deductible in future periods	$42,856	$37,036
Deferred revenue	10,459	8,712
Stock compensation	7,482	6,212
Capital loss carryforward	7,872	2,391
Net operating loss carryforwards	35,492	33,278
Amortization of goodwill and intangibles	(183,406)	(189,316)
Capitalized software	(23,661)	(28,246)
Accounts receivable - unbilled	(4,731)	(7,963)
Property and equipment	1,286	(3,437)
Prepaid expenses	(11,696)	(10,906)
Financial instruments	(2,413)	(8,158)
Valuation allowance	(31,956)	(34,643)
Other	(1,901)	(6,399)
Net deferred tax liability	$(154,317)	$(201,439)
Our deferred tax assets and liabilities are held in various national and international jurisdictions that do not allow right of offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions that show a net deferred tax asset and a net deferred tax liability.

Table 11.5: Deferred Tax Assets and Liabilities By Jurisdiction Positions
	As of September 30,
	2024	2023
	(in thousands)
Total of tax jurisdictions with net deferred tax assets	$14,801	$2,459
Total of tax jurisdictions with net deferred tax liabilities	(169,118)	(203,898)
Net deferred tax liabilities	$(154,317)	$(201,439)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the U.S. in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes were recorded with respect to such earnings. As of September 30, 2024, our foreign subsidiaries held approximately $56.1 million of cash and cash equivalents in either U.S. Dollars or local currencies.
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
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $3.4 million and $4.9 million at September 30, 2024 and 2023, respectively.

We report interest and penalties as a component of income tax expense. We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts).

Table 11.6: Reconciliation of the Beginning and Ending Amounts of Potential Tax Benefits
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$6,233	$8,676	$12,642
Decreases for lapse of statute of limitations	—	(2,051)	(1,412)
Decreases for settlements with taxing authorities	—	(692)	(4,785)
Increases for tax positions taken in current year	7,248	300	2,231
Decreases for tax positions taken in current year	(2,589)	—	—
Balance at end of year	$10,892	$6,233	$8,676
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2021 and to state and local income tax examinations by tax authorities for years before 2019. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2020.

12. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by our Board of Directors and shareholders. We issue new shares to satisfy our obligations under these plans.
The RSUs granted to employees vest ratably over three or four years and one year for members of the board of directors, in each case from the grant date. In past years, we have also granted awards which vest over five years. The expense is recorded ratably over the same period, or the employee service period if that is shorter, and is based upon the fair value of the award on grant date.
The PSUs granted to employees vest at the end of a three-year performance period. Vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The value of performance-based awards are calculated at grant date based upon the value of each individual award; these awards are expensed over the three year period based upon our expectation of the number of awards which will ultimately vest. The value of the market-based awards is calculated at grant date based upon a Monte Carlo model; unforfeited awards are expensed over three years regardless of the performance of the share price.

Table 12: Restricted Stock Units and Performance-Based Stock Units
	Restricted Stock Units	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested outstanding units as of September 30, 2023	481,134	170,758	651,892	$75.46
Granted	393,311	190,816	584,127	82.61
Vested	(351,104)	(69,050)	(420,154)	77.79
Forfeited	(87,744)	(24,499)	(112,243)	77.63
Non-vested outstanding units as of September 30, 2024	435,597	268,025	703,622	$79.66
In addition to the non-vested shares, as part of individual elections made in the deferred compensation plan, certain directors and employees held approximately 301,000 vested but not issued awards as of September 30, 2024. These vested unissued units are included in outstanding shares for basic and diluted earnings per share but are not reported as issued and outstanding in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders' Equity.
As of September 30, 2024, the intrinsic value of RSUs and PSUs expected to vest was $65.8 million.
For the years ended September 30, 2024, 2023, and 2022, we recognized share-based compensation expenses of $35.3 million, $29.5 million, and $30.5 million, respectively. The income tax benefit recorded on these charges for the same years was $11.0 million, $8.1 million, and $6.9 million, respectively. The expenses related to share-based compensation awards are recorded in selling and administrative expenses. As of September 30, 2024, there was $39.8 million of total estimated unrecognized compensation cost related to non-vested RSUs and PSUs. This cost is expected to be recognized over three years, with an average life of 1.2 years. This expense may be affected by factors including changes in performance-based award expectations or award forfeitures.
The weighted-average grant-date fair value of RSUs granted in years ended September 30, 2023 and 2022, was $70.38 and $79.75, respectively. The total fair value of RSUs vested during the years ended September 30, 2024, 2023, and 2022, was $39.6 million, $29.8 million, and $23.5 million, respectively.
Stock Repurchase Programs
Under a resolution adopted in June 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $200.0 million of our common stock. During the years ended September 30, 2024 and 2022, we purchased 0.9 million and 1.4 million common shares at a cost of $73.1 million and $96.1 million, respectively. We made no purchases during fiscal year 2023. As of September 30, 2024, $171.4 million remained available for future stock purchases. Subsequent to year-end, we have acquired a further 0.5 million shares at a cost of $43.2 million.

13. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 13.1: Details of Cash and Cash Equivalents and Restricted Cash
	As of September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$183,123	$65,405
Restricted cash (1)	52,640	56,686
Cash, cash equivalents, and restricted cash	$235,763	$122,091
(1)Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 13.2: Supplemental Disclosures of Cash Flow Information
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Interest payments	$78,955	$81,098	$43,094
Income tax payments	$99,686	$61,050	$76,038

14. OTHER BALANCE SHEET COMPONENTS
Accounts Receivable, Net

Table 14.1: Details of Accounts Receivable, Net
	As of September 30,
	2024	2023
	(in thousands)
Billed and billable receivables	$734,817	$692,707
Unbilled receivables	149,488	137,885
Allowance for credit losses	(4,791)	(3,719)
Accounts receivable, net	$879,514	$826,873

Table 14.2: Changes in Allowance for Credit Losses
	For the Year Ended September 30,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$3,719	$8,273	$8,044
Provision for estimated credit losses	12,761	7,097	6,799
Write-offs, net of recoveries	(11,689)	(11,651)	(6,570)
Balance at end of period	$4,791	$3,719	$8,273
We have a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $200.0 million. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.

For the years ended September 30, 2024 and 2023, the fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $334.3 million and $450.4 million, respectively. In exchange for these sales, we received cash of $332.2 million and $447.7 million for the same periods, respectively. The balance, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.
Property and Equipment, Net

Table 14.3: Details of Property and Equipment, Net
	As of September 30,
	2024	2023
	(in thousands)
Office furniture and equipment	$123,027	$134,910
Leasehold improvements	78,894	78,520
Property and equipment, at cost	201,921	213,430
Accumulated depreciation	(162,944)	(174,599)
Property and equipment, net	$38,977	$38,831
Depreciation expense for the years ended September 30, 2024, 2023, and 2022, was $19.2 million, $28.4 million, and $28.3 million, respectively. This expense was recorded within "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
Capitalized Software Costs, Net
Capitalized software is recorded at cost and includes purchased, internally-developed, and externally-developed software used in our operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software.
A summary of activities related to capitalized software costs is shown below:

Table 14.4: Details of Capitalized Software, Net
	As of September 30,
	2024	2023
	(in thousands)
Capitalized software	$290,426	$195,813
Accumulated amortization	(102,749)	(88,002)
Capitalized software, net	$187,677	$107,811
Amortization expense related to capitalized software for the years ended September 30, 2024, 2023, and 2022 was $14.8 million, $26.3 million, and $14.1 million, respectively. The majority of this amortization was recorded within our "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
Deferred Contract Costs, Net
Deferred contract costs consist of contractually recoverable costs to fulfill services related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
A summary of activities related to deferred contract costs is shown below:

Table 14.5: Details of Deferred Contracts Costs, Net
	As of September 30,
	2024	2023
	(in thousands)
Deferred contract costs	$94,253	$77,597
Accumulated amortization	(34,821)	(32,225)
Total deferred contract costs, net	$59,432	$45,372

Amortization expense related to deferred contract costs for the years ended September 30, 2024, 2023, and 2022 was $9.8 million, $12.7 million, and $8.9 million, respectively. These amounts were recorded within our "cost of revenue" on our consolidated statements of operations.

15. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of federal, state, local, and foreign governments. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business, which include but are not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies. Except for the matters described below for which we cannot predict the outcome, we do not believe the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
We evaluate developments in our litigation matters and establish or make adjustments to our accruals as appropriate. A liability is accrued if a loss is probable and the amount of such loss can be reasonably estimated. If the risk of loss is probable, but the amount cannot be reasonably estimated, or the risk of loss is only reasonably possible, a potential liability will be disclosed but not accrued, if material. Due to the inherent uncertainty in the outcome of litigation, our estimates and assessments may prove to be incomplete or inaccurate and could be impacted by unanticipated events and circumstances, adverse outcomes, or other future determinations.
MOVEit Cybersecurity Incident Litigation
As the Company has previously disclosed, on May 31, 2023, Progress Software Corporation, the developer of MOVEit, a file transfer application used by many organizations to transfer data, announced a critical zero-day vulnerability in the application that allowed unauthorized third parties to access its customers’ MOVEit environments. Maximus uses MOVEit for internal and external file sharing purposes, including to share data with government customers related to Maximus's services in support of certain government programs. Based on its review of the impacted files to date, the Company has provided notices to individuals whose personal information, including social security numbers, protected health information, and/or other personal information, may have been included in the impacted files.
On August 1, 2023, a purported class action was filed against Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) in the U.S. District Court for the Eastern District of Virginia arising out of the MOVEit cybersecurity incident – Bishop v. Maximus Federal Services, Case No. 1:23-cv-01019 (U.S. Dist. Ct. E. D. VA). The plaintiff, who purports to represent a nationwide class of individuals, alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. Over the course of the next year, twelve similar cases were filed in federal courts across the country (inclusive of one case filed in state court and removed to federal court by the Company).
On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation granted a Motion to Transfer creating a Multidistrict Litigation (MDL) in the District of Massachusetts for all cases related to the MOVEit cybersecurity incident. Each of the actions pending in federal courts are now centralized in the MDL.
The parties participating in the MDL have submitted briefing on an omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1) challenging Plaintiffs’ standing to bring this suit. That motion is currently pending with the Court. The Court has also named Maximus as a bellwether defendant in the MDL. Maximus and the other bellwether defendants anticipate filing motions to dismiss the pending actions pursuant to Rule 12(b)(6). Maximus and the other bellwether defendants will participate in phased discovery, with limited discovery prior to the Court’s decision on the Rule 12 motions, and, if applicable, full discovery following the Court’s decision on those motions.

Separately, a number of individual actions related to the incident are currently pending in Florida state courts. On September 6, 2023, an individual action related to the MOVEit incident was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.). The plaintiff alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. On April 3, 2024, the Court stayed this action pending the issuance of a scheduling order in the MOVEit MDL that contemplates timing for class certification. Such a scheduling order has not yet been issued and this case remains stayed.
In addition, a total of seven individual actions related to the incident were filed in Florida County courts by a single Plaintiffs’ firm. In November 2024, these plaintiffs, plus an eighth individual with similar claims, agreed to settle their claims. The Company anticipates the related seven cases will be dismissed in the near future.
The company also settled a single matter related to the incident filed in small claims court in Texas. That case has been dismissed.
The Company is not able to determine or predict the ultimate outcome of any of the remaining proceedings or reasonably provide an estimate or range of the possible outcome or loss, if any.
Census Project – Civil Investigation Demand (CID)
In 2021, Maximus received a CID from the U.S. Department of Justice (DOJ) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company is cooperating with the DOJ in its investigation and providing responses and information on an ongoing basis. The Company recorded an accrual of $8.2 million for the year ended September 30, 2024. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued.
Maximus Federal Services, Inc. v. United States
In October 2024, Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) filed suit in the U.S. Court of Federal Claims, challenging the inclusion of a “labor harmony agreement” and related requirements in a solicitation issued by the Centers for Medicare and Medicaid Services (CMS) to reprocure the Contact Center Operations (CCO) 1-800-MEDICARE contract. The labor harmony agreement requirements mandate that the apparent successful offeror and contractor throughout performance enter into a labor harmony agreement with any union that demonstrates an intent to represent the workforce or risk ineligibility for contract award or default of the contract, among other remedies available to the government. The lawsuit alleges that the challenged requirements are unlawful, unduly restrictive of competition, and arbitrary and capricious. This lawsuit followed the Government Accountability Office’s ruling in September 2024 that partially sustained the Company’s pre-award protest, requiring CMS to revise the solicitation to remove an ambiguity.
Performance Bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. As of September 30, 2024, we had performance bond commitments totaling $34.9 million. These bonds are typically renewed annually and remain in place until the contractual obligations are satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

16. EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION
Defined Contribution Plan
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for a company match, specified company contributions and discretionary company contributions. For the years ended September 30, 2024, 2023, and 2022, we contributed $36.7 million, $34.1 million, and $28.0 million to the 401(k) plans, respectively. Outside the U.S., we have a number of defined contribution pension plans and other employee benefit plans. For the years ended September 30, 2024, 2023, and 2022, we contributed $20.4 million, $19.8 million, and $23.7 million to these plans, respectively.
Deferred Compensation Plan
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 90% of the liabilities as of September 30, 2024. The assets within the Rabbi Trust include $34.7 million invested in mutual funds that have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value, with changes in fair value being recorded in the consolidated statements of operations. Refer to "Note 9. Fair Value Measurements" for more details.
17. SUBSEQUENT EVENTS
On October 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on November 30, 2024, to shareholders of record on November 15, 2024. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $18.1 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2024, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2024, issued by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Maximus, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Maximus, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated November 21, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
November 21, 2024

Item 9B. Other Information
(a)None.
(b)During the three months ended September 30, 2024, Jan D. Madsen, a member of our Board of Directors, adopted a new Rule 10b5-1 trading arrangement on September 14, 2024, intended to satisfy the affirmative defense of Rule 10b5-1(c), solely for “sell to cover” transactions to cover tax-withholding obligations relating to RSU settlements between March 15, 2025 and March 16, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2024.
Item 11. Executive Compensation
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of September 30, 2024, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our existing equity incentive plan. All shares under our existing equity incentive plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans/arrangements approved by the shareholders	966,808	$—	1,807,031
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	966,808	$—	1,807,031
All other information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is herein incorporated by reference to the Company's definitive proxy statement relating to the 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2024.

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
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
3.1		Amended and Restated Articles of Incorporation of the Company.	10-Q	1-12997	August 14, 1997	3.1

3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	August 14, 2000

3.3		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 10, 2013	3(i)

3.4		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 7, 2020	3.1

3.5		Amended and Restated Bylaws of the Company.	8-K	1-12997	March 15, 2023	3.2

4.1		Specimen Common Stock Certificate.	10-Q	1-12997	August 14, 1997	4.1

4.2		Description of Securities.	10-K	1-12997	November 19, 2020	4.2

10.1	Ù	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	S-1	333-21611	February 12, 1997	10.10

10.2	Ù	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and Maximus, Inc.	8-K	1-12997	January 16, 2018	10.1

10.3	Ù	Amended and Restated Income Continuity Program.	10-K	1-12997	November 16, 2015	10.6

10.4	Ù	Deferred Compensation Plan, as amended.	8-K	1-12997	November 27, 2007	10.3

10.5	Ù	2011 Equity Incentive Plan.	14A	1-12997	January 27, 2012	B

10.6	Ù	First Amendment to 2011 Equity Incentive Plan.	8-K	1-12997	December 21, 2015	10.1

10.7	Ù	1997 Equity Incentive Plan, as amended.	S-8	333-136400	August 8, 2006	4.3

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith.
Λ	Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of omitted schedules to the Securities and Exchange Commission upon request.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
10.8	Ù	First Amendment to the 1997 Equity Incentive Plan, as amended.	8-K	1-12997	November 27, 2007	10.2

10.9	Ù	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	8-K	1-12997	June 23, 2006	10.1

10.10	Ù	2017 Equity Incentive Plan.	S-8	333-217657	May 4, 2017	4.5

10.11	Ù	2021 Omnibus Incentive Plan.	14A	1-12997	January 27, 2021	A

10.12	Ùv	Form of Restricted Stock Unit (RSU) Agreement under Maximus Inc. 2021 Omnibus Incentive Plan.

10.13	Ùv	Form of Performance-Based Restricted Stock Unit (PSU) Agreement under Maximus Inc. 2021 Omnibus Incentive Plan.

10.14	Ω	Amended and Restated Credit Agreement, dated as of May 30, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, an issuing lender and swing line lender, and the lenders and other financial institutions party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 4, 2024).	8-K	1-12997	June 4, 2024	10.1

10.15	Ùv	Separation and Release Agreement between Maximus, Inc. and Teresa A. Weipert - February 22, 2024

10.16	Ùv	Separation and Release Agreement between Maximus, Inc. and Teresa A. Weipert - June 3, 2024

19.1	❖	Insider Trading Policy.

21.1	❖	List of Subsidiaries of the Company.

23.1	❖	Consent of Independent Registered Public Accounting Firm.

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1	❖	Clawback Policy.

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	November 21, 2024
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	November 21, 2024
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates included.

Name	Title	Date

/s/ Bruce L. Caswell	President and Chief Executive Officer (Principal Executive Officer) and Director	November 21, 2024
Bruce L. Caswell

/s/ David W. Mutryn	Chief Financial Officer (Principal Financial Officer)	November 21, 2024
David W. Mutryn

/s/ Theresa Golinvaux	Corporate Controller (Principal Accounting Officer)	November 21, 2024
Theresa Golinvaux

/s/ John J. Haley	Chair of the Board of Directors	November 21, 2024
John J Haley

/s/ Anne K. Altman	Vice Chair of the Board of Directors	November 21, 2024
Anne K. Altman

/s/ Richard A. Montoni	Director	November 21, 2024
Richard A. Montoni

/s/ Jan D. Madsen	Director	November 21, 2024
Jan D. Madsen

/s/ Gayathri Rajan	Director	November 21, 2024
Gayathri Rajan

/s/ Raymond B. Ruddy	Director	November 21, 2024
Raymond B. Ruddy

/s/ Michael J. Warren	Director	November 21, 2024
Michael J. Warren