Form 10-Q
period 2024-12-31
MAXIMUS, INC.
filed 2025-02-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 56,600,398 shares of the registrant's Common Stock outstanding as of February 3, 2025.

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
•matters related to businesses we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 21, 2024.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements

Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands, except per share amounts)
Revenue	$1,402,675	$1,327,041
Cost of revenue	1,101,118	1,026,987
Gross profit	301,557	300,054
Selling, general, and administrative expenses	191,735	169,195
Amortization of intangible assets	23,035	23,349
Operating income	86,787	107,510
Interest expense	17,522	21,507
Other expense, net	312	488
Income before income taxes	68,953	85,515
Provision for income taxes	27,757	21,367
Net income	$41,196	$64,148

Earnings per share:
Basic	$0.69	$1.05
Diluted	$0.69	$1.04
Weighted average shares outstanding:
Basic	59,733	61,322
Diluted	60,002	61,535

Dividends declared per share	$0.30	$0.30
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Net income	$41,196	$64,148
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10,452	5,912
Net gains/(losses) on cash flow hedges, net of tax provision/(benefit) of $876 and $(3,169), respectively	2,454	(8,885)
Other comprehensive income/(loss)	12,906	(2,973)
Comprehensive income	$54,102	$61,175
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	December 31, 2024	September 30, 2024
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$72,653	$183,123
Accounts receivable, net	962,650	879,514
Income taxes receivable	1,384	5,282
Prepaid expenses and other current assets	128,691	132,625
Total current assets	1,165,378	1,200,544
Property and equipment, net	37,905	38,977
Capitalized software, net	200,070	187,677
Operating lease right-of-use assets	118,749	133,594
Goodwill	1,779,682	1,782,871
Intangible assets, net	607,033	630,569
Deferred contract costs, net	58,863	59,432
Deferred compensation plan assets	55,579	55,913
Deferred income taxes	12,259	14,801
Other assets	23,242	27,130
Total assets	$4,058,760	$4,131,508
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$286,359	$303,321
Accrued compensation and benefits	119,869	237,121
Deferred revenue, current portion	78,165	83,238
Income taxes payable	36,504	26,535
Long-term debt, current portion	34,945	40,139
Operating lease liabilities, current portion	38,013	47,656
Other current liabilities	85,070	69,519
Total current liabilities	678,925	807,529
Deferred revenue, non-current portion	40,366	45,077
Deferred income taxes	172,548	169,118
Long-term debt, non-current portion	1,353,217	1,091,954
Deferred compensation plan liabilities, non-current portion	58,781	57,599
Operating lease liabilities, non-current portion	89,743	97,221
Other liabilities	18,331	20,195
Total liabilities	2,411,911	2,288,693
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 57,286 and 60,352 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	603,252	598,304
Accumulated other comprehensive loss	(19,554)	(32,460)
Retained earnings	1,063,151	1,276,971
Total shareholders' equity	1,646,849	1,842,815
Total liabilities and shareholders' equity	$4,058,760	$4,131,508
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Cash flows from operating activities:
Net income	$41,196	$64,148
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	8,455	8,411
Amortization of intangible assets	23,035	23,349
Amortization of debt issuance costs and debt discount	638	601
Deferred income taxes	2,157	(2,165)
Stock compensation expense	6,952	9,427
Divestiture-related charges	38,341	1,018
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(103,454)	(35,379)
Prepaid expenses and other current assets	(2,500)	10,056
Deferred contract costs	(366)	(888)
Accounts payable and accrued liabilities	(8,150)	(15,543)
Accrued compensation and benefits	(93,036)	(67,392)
Deferred revenue	(8,232)	877
Income taxes	12,076	22,250
Operating lease right-of-use assets and liabilities	(2,349)	(1,088)
Other assets and liabilities	5,241	3,926
Net cash (used in)/provided by operating activities	(79,996)	21,608
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(22,992)	(22,247)
Proceeds from divestitures	736	1,815
Net cash used in investing activities	(22,256)	(20,432)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(18,060)	(18,299)
Purchases of Maximus common stock	(228,593)	—
Tax withholding related to RSU vesting	(16,441)	(13,455)
Payments for contingent consideration	—	(2,819)
Proceeds from borrowings	435,000	228,409
Principal payments for debt	(179,264)	(166,658)
Cash-collateralized escrow liabilities	(899)	1,204
Net cash (used in)/provided by financing activities	(8,257)	28,382
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,384)	1,846
Net change in cash, cash equivalents, and restricted cash	(112,893)	31,404
Cash, cash equivalents, and restricted cash, beginning of period	235,763	122,091
Cash, cash equivalents, and restricted cash, end of period	$122,870	$153,495
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	$603,252	$(19,554)	$1,063,151	$1,646,849

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2023	60,998	$577,898	$(27,615)	$1,117,552	$1,667,835
Net income	—	—	—	64,148	64,148
Foreign currency translation	—	—	5,912	—	5,912
Cash flow hedge, net of tax	—	—	(8,885)	—	(8,885)
Cash dividends	—	—	—	(18,299)	(18,299)
Dividends on RSUs	—	285	—	(285)	—
Stock compensation expense	—	9,427	—	—	9,427
Tax withholding adjustment related to RSU vesting	—	(2,332)	—	—	(2,332)
RSUs vested	33	—	—	—	—
Balance as of December 31, 2023	61,031	$585,278	$(30,588)	$1,163,116	$1,717,806
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading strategic partner to government agencies worldwide. Under our mission of Moving People Forward, Maximus helps improve the delivery of public services to millions of people amid complex technological, health, economic, environmental, and social challenges. With 50 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve.

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
Basis of Presentation for Interim Periods
Certain information and disclosures normally included for the annual financial statements to be prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. We have continued to follow the accounting policies set forth in those financial statements.
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
At December 31, 2024, our capitalized software balance includes $37.7 million related to technology for new services within our U.S. Services Segment. During the first quarter of fiscal year 2024, we evaluated these assets by comparing their carrying value to their estimated future cash flows. At that time, our probability-weighted undiscounted cash flows showed that we would recover the costs of these assets through our contract pipeline. We continue to monitor these assets. If circumstances change, we may be required to adjust the value or asset life of these assets.

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
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under the Affordable Care Act (ACA), Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. Program operations include comprehensive program administration services for government clients. The services we provide vary from program to program and include: centralized multilingual customer contact centers and multichannel, digital self-service options to better serve citizens' needs; application assistance to beneficiaries to help them access benefits; person centered clinical assessment services; provider enrollment systems and related business process services; employment services including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Our consulting services include technical and financial consulting services, including Independent Verification and Validation (IV&V) services, program modernization consulting; and project management.
Outside the U.S.
Our Outside the U.S. Segment provides BPS and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in various locations, including the United Kingdom, where we serve the newly awarded Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program. In recent years, we have divested components of this segment including, in the first quarter of fiscal year 2025, our businesses in Australia and Korea.

Table 3.1: Results of Operations by Business Segment
	For the Three Months Ended
	December 31, 2024		December 31, 2023
	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$780,655		$677,078
U.S. Services	452,250		489,845
Outside the U.S.	169,770		160,118
Revenue	$1,402,675		$1,327,041
Gross profit:
U.S. Federal Services	$173,315	22.2%	$156,662	23.1%
U.S. Services	95,004	21.0%	118,363	24.2%
Outside the U.S.	33,238	19.6%	25,029	15.6%
Gross profit	$301,557	21.5%	$300,054	22.6%
Selling, general, and administrative expenses:
U.S. Federal Services	$74,215	9.5%	$87,855	13.0%
U.S. Services	54,158	12.0%	52,300	10.7%
Outside the U.S.	25,118	14.8%	25,141	15.7%
Divestiture-related charges (2)	38,341	NM	1,018	NM
Other (3)	(97)	NM	2,881	NM
Selling, general, and administrative expenses	$191,735	13.7%	$169,195	12.7%
Operating income/(loss):
U.S. Federal Services	$99,100	12.7%	$68,807	10.2%
U.S. Services	40,846	9.0%	66,063	13.5%
Outside the U.S.	8,120	4.8%	(112)	(0.1)%
Amortization of intangible assets	(23,035)	NM	(23,349)	NM
Divestiture-related charges (2)	(38,341)	NM	(1,018)	NM
Other (3)	97	NM	(2,881)	NM
Operating income	$86,787	6.2%	$107,510	8.1%
(1)Percentage of respective segment revenue. Percentages not considered meaningful are marked "NM."
(2)During fiscal years 2025 and 2024, we have divested businesses from our Outside the U.S. Segment. See "Note 6. Divestitures" for additional information.
(3)Other expenses include credits and costs that are not allocated to a particular segment.

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography.

Table 4.1: Revenue by Service Type
	For the Three Months Ended
	December 31, 2024		December 31, 2023
	(dollars in thousands)
Program Operations	$727,967	51.9%	$687,370	51.8%
Clinical Services	471,526	33.6%	428,369	32.3%
Employment & Other	113,618	8.1%	118,288	8.9%
Technology Solutions	89,564	6.4%	93,014	7.0%
Total revenue	$1,402,675		$1,327,041

Table 4.2: Revenue by Contract Type
	For the Three Months Ended
	December 31, 2024		December 31, 2023
	(dollars in thousands)
Performance-based	$717,771	51.2%	$704,711	53.1%
Cost-plus	384,427	27.4%	342,015	25.8%
Fixed price	174,679	12.5%	176,677	13.3%
Time and materials	125,798	9.0%	103,638	7.8%
Total revenue	$1,402,675		$1,327,041

Table 4.3: Revenue by Customer Type
	For the Three Months Ended
	December 31, 2024		December 31, 2023
	(dollars in thousands)
New York state government agencies	$161,695	11.5%	$160,534	12.1%
Other U.S. state government agencies	291,067	20.8%	326,409	24.6%
Total U.S. state government agencies	452,762		486,943
U.S. federal government agencies	764,437	54.5%	662,946	50.0%
International government agencies	166,866	11.9%	155,612	11.7%
Other, including local municipalities and commercial customers	18,610	1.3%	21,540	1.6%
Total revenue	$1,402,675		$1,327,041
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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of December 31, 2024, and September 30, 2024, $23.4 million and $31.9 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three months ended December 31, 2024, we recognized revenue of $47.6 million included in our deferred revenue balances at September 30, 2024. During the three months ended December 31, 2023, we recognized revenue of $37.7 million included in our deferred revenue balances at September 30, 2023.
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
Within our employment services business in our Outside the U.S. segment, some of our performance-based contract revenue is recognized based upon future milestones defined in each contract, which requires us to make estimates about the attainment of the milestones.
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
Changes to our estimates are recognized on a cumulative catch-up basis. For the three months ended December 31, 2024, there was an increase in revenue and diluted earnings per share of $6.8 million and $0.08, respectively, from changes in estimates. For the three months ended December 31, 2023, there was a decrease in revenue and diluted earnings per share of $4.6 million and $0.07, respectively, from changes in estimates.
Remaining performance obligations
As of December 31, 2024, we had approximately $297 million of remaining performance obligations, with obligations running through March 2032. We anticipate that most of the obligations will be settled within a shorter period of time, with 61% of this balance being utilized within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Basic weighted average shares outstanding	59,733	61,322
Dilutive effect of unvested RSUs and PSUs	269	213
Denominator for diluted earnings per share	60,002	61,535
The diluted earnings per share calculation for the three months ended December 31, 2024 and 2023 excludes approximately 218,000 and 467,000 unvested anti-dilutive restricted stock units, respectively.

6. DIVESTITURES
We have recently made divestitures from our Outside the U.S. Segment.
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of December 31, 2024, we have not recorded any potential contingent consideration. Our loss on sale of $38.3 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. The loss on sale is recorded as "selling, general, and administrative expenses" on our consolidated statement of operations. We also provided an indemnification to the buyer, the fair value of which we estimate to be $9.7 million. No tax benefit is anticipated from this transaction, resulting in a higher tax rate for the quarter ended December 31, 2024.
In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services in Canada, recording a loss of $1.0 million.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	December 31, 2024	September 30, 2024
	(in thousands)
Term Loan A (TLA)	$633,750	$641,875
Term Loan B (TLB)	497,500	498,750
Revolver	270,000	—
Subsidiary loan agreements	—	5,194
Total debt principal	1,401,250	1,145,819
Less: Unamortized debt-issuance costs and discounts	(13,088)	(13,726)
Total debt	1,388,162	1,132,093
Less: Current portion of long-term debt	(34,945)	(40,139)
Long-term debt	$1,353,217	$1,091,954
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At December 31, 2024, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of December 31, 2024 for the remainder of fiscal year 2025 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
January 1, 2025 through September 30, 2025	$28,125
Year ended September 30, 2026	41,563
Year ended September 30, 2027	53,750
Year ended September 30, 2028	57,812
Year ended September 30, 2029	746,250
Years ended thereafter	473,750
Total payments	$1,401,250
Interest Rate Derivative Instruments
We utilize interest rate swaps to reduce our risk from interest rates, which we have designated as cash flow hedges.
•We have an arrangement for a notional amount of $75.0 million, which hedges a Secured Overnight Financing Rate (SOFR) component of our TLB to a fixed amount of 4.09%. This arrangement expires in September 2025.
•We have arrangements for a combined notional amount of $500.0 million, which hedges a SOFR component of our TLA to a fixed amount of 2.31%. These arrangements expire in May 2026.
•We have an arrangement for a notional amount of $75.0 million, which hedges a SOFR component of our TLB to a fixed amount of 3.72%. This arrangement expires in September 2026.
The balance of the debt pays interest based upon the SOFR. At December 31, 2024, our effective interest rate, including the original issuance costs and discount rate, was 5.5%.
At December 31, 2024, we recorded an asset of $13.4 million and a liability of $0.9 million to reflect the fair value of these interest rate swap agreements, compared to an asset of $12.6 million and a liability of $3.4 million at September 30, 2024. The asset and liability are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income" within our consolidated financial statements.

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
•In connection with the businesses sold in Australia and Korea, we provided assurances of potential losses. This indemnified liability is recorded at fair value as of the disposal date, based on an assessment of probability-weighted outcomes. Accordingly, these inputs were not observable and were classified as level 3 within the fair value hierarchy. Changes in the fair value of the indemnification liability are recorded in the consolidated statement of operations.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended December 31, 2024.

Table 8.1: Fair Value Measurements
	As of December 31, 2024
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$34,832	$—	$—	$34,832
Interest rate swaps - $450 million notional value	—	13,388	—	13,388
Total assets	$34,832	$13,388	$—	$48,220
Liabilities:
Interest rate swaps - $200 million notional value	$—	$880	$—	$880
Indemnification liability	—	—	9,710	9,710
Total liabilities	$—	$880	$9,710	$10,590
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2024	$(39,225)	$6,765	$(32,460)
Other comprehensive income before reclassifications	(10,820)	4,912	(5,908)
Amounts reclassified from accumulated other comprehensive loss	21,272	(2,458)	18,814
Net current period other comprehensive losses	10,452	2,454	12,906
Balance as of December 31, 2024	$(28,773)	$9,219	$(19,554)

9. EQUITY
Stock Compensation
We grant restricted stock units ("RSUs") and performance stock units ("PSUs") to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to four years and one year for members of the Board of Directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three-year performance period. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the three months ended December 31, 2024, we issued approximately 336,000 RSUs, which will vest ratably over three to four years, and approximately 154,000 PSUs, which will vest after three years.
Stock Repurchase Programs
Under resolutions adopted in June 2024 and December 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
During the three months ended December 31, 2024, we purchased approximately 3.1 million common shares at a cost of $236.7 million, which includes an additional charge from the 1% excise tax on share purchases. No purchases were made in the three months ended December 31, 2023.
At December 31, 2024, $137.9 million remained available for future stock purchases. Subsequent to quarter end, we acquired an additional 0.7 million common shares at a cost of $52.9 million.

10. OTHER BALANCE SHEET ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	December 31, 2024	September 30, 2024
	(in thousands)
Cash and cash equivalents	$72,653	$183,123
Restricted cash	50,217	52,640
Cash, cash equivalents, and restricted cash	$122,870	$235,763
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Interest payments	$17,559	$20,522
Income tax payments/(refunds), net	$12,418	$(588)
Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	December 31, 2024	September 30, 2024
	(in thousands)
Billed and billable receivables	$672,288	$734,817
Unbilled receivables	295,025	149,488
Allowance for credit losses	(4,663)	(4,791)
Accounts receivable, net	$962,650	$879,514
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
For the three months ended December 31, 2024 and 2023, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $125.2 million and $108.2 million, respectively. In exchange for these sales, we received cash of $124.4 million and $107.5 million for the same periods, respectively. The balance, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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
On December 12, 2024, the Court granted in part Defendants' omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1) challenging Plaintiffs’ standing to bring this suit, dismissing claims brought by four of the Plaintiffs in the MOVEit MDL. None of the dismissed claims were asserted against the Company.
The Court has also named the Company as a bellwether defendant in the MDL. The Company and the other bellwether defendants are preparing motions to dismiss the pending actions pursuant to Rule 12(b)(6). The Company and the other bellwether defendants will participate in phased discovery, with discovery partially limited prior to the Court’s decision on the Rule 12(b)(6) motions.
Separately, there is currently an individual action pending against the Company in Florida state court. On September 6, 2023, an individual action related to the MOVEit incident was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.). The plaintiff alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. On April 3, 2024, the Court stayed this action pending the issuance of a scheduling order in the MOVEit MDL that contemplates timing for class certification. Such a scheduling order has not yet been issued and this case remains stayed.

The Company also settled seven individual actions in Florida state courts and a single matter related to the incident filed in small claims court in Texas. All eight cases have been dismissed.
While the Company is unable to predict the ultimate outcome of any of the remaining proceedings, we have accrued an amount within a range of possible outcomes expected to be incurred to resolve the matters.
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (DOJ) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company is cooperating with the DOJ in its investigation and providing responses and information on an ongoing basis. As of December 31, 2024, the Company recorded an accrual of $8.2 million related to this matter. While it is reasonably possible that losses exceeding the amount accrued may be incurred, it is not possible at this time to estimate the additional possible loss in excess of the amount already accrued.
Maximus Federal Services, Inc. v. United States
In October 2024, Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) filed suit in the U.S. Court of Federal Claims, challenging the inclusion of a “labor harmony agreement” and related requirements in a solicitation issued by the Centers for Medicare and Medicaid Services (CMS) to reprocure the Contact Center Operations (CCO) 1-800-MEDICARE contract. In November 2024, CMS cancelled the early reprocurement. The Court then granted Maximus Federal Services. Inc.'s request to voluntarily dismiss the lawsuit without prejudice. We will continue work on this contract, which was awarded to us in 2022, and includes annual option periods through 2031.

12. SUBSEQUENT EVENT
On January 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on February 28, 2025, to shareholders of record on February 15, 2025. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Special Note Regarding Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2024 filed with the SEC on November 21, 2024 (the "2024 Form 10-K") and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
We create value for our customers through our ability to translate health and human services public policy into operating models that achieve outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from a market with increasing demographic demand, constrained government budgets, and an increased focus on technology as governments prioritize modernization. We also demonstrate the ability to move quickly, ranging from digitally enabled contact center support services for natural disaster response to swift establishments of public health and safety initiatives, examples of which occurred during the COVID-19 pandemic. Our organic growth has occurred through increased contract scope and entry into new markets. In addition, we have made strategic acquisitions, intended to drive additional organic growth through new capabilities or customer sets gained.
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

Financial Overview
A number of factors have affected our results for the first quarter of fiscal year 2025. More detail on these changes is presented below within our "Results of Operations" section.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months ended December 31, 2024, and December 31, 2023.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
Revenue	$1,402,675	$1,327,041
Cost of revenue	1,101,118	1,026,987
Gross profit	301,557	300,054
Gross profit percentage	21.5%	22.6%
Selling, general, and administrative expenses	191,735	169,195
Selling, general, and administrative expenses as a percentage of revenue	13.7%	12.7%
Amortization of intangible assets	23,035	23,349
Operating income	86,787	107,510
Operating margin	6.2%	8.1%
Interest expense	17,522	21,507
Other expense, net	312	488
Income before income taxes	68,953	85,515
Provision for income taxes	27,757	21,367
Effective tax rate	40.3%	25.0%
Net income	$41,196	$64,148
Earnings per share:
Basic	$0.69	$1.05
Diluted	$0.69	$1.04
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2024
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three months ended December 31, 2023	$1,327,041		$1,026,987		$300,054
Organic effect	83,088	6.3%	82,156	8.0%	932	0.3%
Disposal of businesses	(10,896)	(0.8)%	(10,866)	(1.1)%	(30)	—%
Currency effect compared to the prior period	3,442	0.3%	2,841	0.3%	601	0.2%
Three months ended December 31, 2024	$1,402,675	5.7%	$1,101,118	7.2%	$301,557	0.5%

Selling, general, and administrative ("SG&A") expenses
Selling, general, and administrative expenses ("SG&A") consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which are not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense for the three months ended December 31, 2024, includes $38.3 million of divestiture-related charges from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as the cost of an indemnification provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets remained consistent for the three months ended December 31, 2024, as compared to three months ended December 31, 2023.
Our balance sheet includes $455 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships, technology, and a medical provider network, continue to support medical disability examinations (MDE) contracts with the VA. The greater part of these assets are being amortized over the remaining nine years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
Our interest expense has declined in fiscal year 2025 compared to fiscal year 2024 driven by a decline in our average outstanding borrowings and reductions in our interest rates. During December 2024, we drew on our revolving credit facility for share repurchases and working capital needs, which may result in higher interest expense charges in future quarters.
Provision for Income Taxes
Our effective income tax rate for the three months ended December 31, 2024, was 40.3%, compared to 25.0% for the three months ended December 31, 2023. The rate increase is a result of the disposition of our business in Australia and Korea, which negatively impacted the effective tax rate. For fiscal year 2025, we expect the effective tax rate on operations to be between 25.5% and 26.0%, with an overall effective tax rate of between 28.0% and 29.0%, including the results of the divestiture.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, IT modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the VA and certain state-based assessments and appeals work that is part of the segment's heritage. Under TCS, the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Revenue	$780,655	$677,078
Cost of revenue	607,340	520,416
Gross profit	173,315	156,662
Selling, general, and administrative expenses	74,215	87,855
Operating income	99,100	68,807
Gross profit percentage	22.2%	23.1%
Operating margin percentage	12.7%	10.2%
Our revenue and cost of revenue for the three months ended December 31, 2024, increased 15.3% and 16.7%, respectively, compared to the three months ended December 31, 2023. All growth in the first quarter of fiscal year 2025 was organic.
Our revenue growth continues to be driven by clinical programs, including medical assessments, as well as broad growth across our portfolio of contracts. The first quarter of fiscal year 2025 received revenue and margin benefit from additional volume-based work, which is not expected to continue through the year.
We anticipate a full-year operating margin of approximately 11.5% for this segment in fiscal year 2025.
During the first quarter of fiscal year 2025, we received updates on two of our significant contracts.
•We have been re-awarded contracts to continue performing MDEs on behalf of the VA through 2026. A majority of the MDE contracts under the VA had ceilings on claims volumes at the time of award in 2018. Volumes significantly increased since the passage of the Honoring our PACT Act of 2022, thereby requiring a rebid process.
•The Centers for Medicare & Medicaid Services, which holds our Contact Center Operations contract, withdrew an early re-procurement of this arrangement which attempted to include a labor harmony agreement. We will continue work on this contract, which was awarded to us in 2022, and includes annual option periods through 2031.

U.S. Services Segment
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under the Affordable Care Act (ACA), Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. Program operations include comprehensive program administration services for government clients. The services we provide vary from program to program and include: centralized multilingual customer contact centers and multichannel, digital self-service options to better serve citizens' needs; application assistance to beneficiaries to help them access benefits; person centered clinical assessment services; provider enrollment systems and related business process services; employment services including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Our consulting services include technical and financial consulting services, including Independent Verification and Validation (IV&V) services, program modernization consulting; and project management.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Revenue	$452,250	$489,845
Cost of revenue	357,246	371,482
Gross profit	95,004	118,363
Selling, general, and administrative expenses	54,158	52,300
Operating income	40,846	66,063
Gross profit percentage	21.0%	24.2%
Operating margin percentage	9.0%	13.5%
Our revenue and cost of revenue for the three months ended December 31, 2024, decreased 7.7% and 3.8%, respectively, compared to the three months ended December 31, 2023.
As noted at the time, our business in the first quarter of fiscal year 2024 was experiencing higher volumes from the resumption of Medicaid redetermination activities, driving benefits in both revenue and margins. Our business had returned to normal activity levels by the fourth quarter of fiscal year 2024.
We anticipate a full-year operating margin of approximately 11% for this segment in fiscal year 2025.

Outside the U.S. Segment
Our Outside the U.S. Segment provides BPS and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in various locations, including the United Kingdom, where we serve the newly awarded Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program. In recent years, we have divested components of the segment including, in the first quarter of fiscal year 2025, our businesses in Australia and Korea.

Table MD&A 5: Outside the U.S. Segment - Financial Results
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Revenue	$169,770	$160,118
Cost of revenue	136,532	135,089
Gross profit	33,238	25,029
Selling, general, and administrative expenses	25,118	25,141
Operating income/(loss)	8,120	(112)
Gross profit percentage	19.6%	15.6%
Operating margin percentage	4.8%	(0.1) %

Table MD&A 6: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three months Ended December 31, 2023	$160,118		$135,089		$25,029
Organic effect	17,106	10.7%	9,468	7.0%	7,638	30.5%
Disposal of businesses	(10,896)	(6.8)%	(10,866)	(8.0)%	(30)	(0.1)%
Currency effect compared to the prior period	3,442	2.1%	2,841	2.1%	601	2.4%
Three months ended December 31, 2024	$169,770	6.0%	$136,532	1.1%	$33,238	32.8%
This segment has moved from breakeven to profitability between fiscal years 2024 and 2025.
We divested a number of employment services businesses over the past two years. The most significant divestiture impacting the results above is the sale of our operations in Australia and Korea in the first quarter of fiscal year 2025, which has reduced revenue and costs but provided a benefit to margin.
Organic growth was derived from our UK contracts, notably the FAS contract, as well as efficiency savings across the segment.
The currency benefit is principally from the British Pound, which was stronger in the first quarter of the current fiscal year.
We anticipate the full-year operating margin will range between 3% and 5% for this segment in fiscal year 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of December 31, 2024, we had $72.7 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends and any share purchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of December 31, 2024, and their effective interest rates.

Table MD&A 7: Debt Balances and Interest Rates as of December 31, 2024
	December 31, 2024
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.81%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	133,750	5.86%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus margin. (1)
Term Loan B - Hedged through September 2025	75,000	6.09%	Fixed Rate of 4.09% plus margin. (1)
Term Loan B - Unhedged	347,500	6.36%	Term SOFR reset monthly plus margin. (1)
Revolver	270,000	5.82%	Term SOFR reset monthly plus margin. (1)
Debt Principal	$1,401,250
(1) Applicable margins are currently 1.5% for the Term Loan A and Revolver and 2.0% for the Term Loan B. The Term Loan A and Revolver will vary based upon leverage starting in February 2025.
Our effective cash interest rate reflects the drivers of our cash interest payments as of December 31, 2024, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of December 31, 2024, is 5.5%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 8: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Operating activities:
Net cash (used in)/provided by operating activities	$(79,996)	$21,608
Net cash used in investing activities	(22,256)	(20,432)
Net cash (used in)/provided by financing activities	(8,257)	28,382
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(2,384)	1,846
Net change in cash and cash equivalents and restricted cash	$(112,893)	$31,404
Net Cash (Used in)/Provided by Operating Activities
We reported an operating cash outflow for the first three months of fiscal year 2025, compared to cash from operations of $21.6 million in the first quarter of the 2024 fiscal year.
This outflow is consistent with slower receipts from our customers during the holiday period. Our Days Sales Outstanding ("DSO") at December 31, 2024, were 62 days, compared with 61 days at September 30, 2024.
In addition, the timing of income tax payments year-over-year has affected our operating cash flows, increasing outflows in the current fiscal year by approximately $13.0 million.
Net Cash Used in Investing Activities
We continue to make investments in our capital base, most notably in upgrading technology on our Federal MDE contracts. We anticipate the pace of this investment will decline through the latter half of fiscal year 2025.
Net Cash (Used in)/Provided by Financing Activities
We have utilized our revolving credit facility in fiscal year 2025 for working capital needs as well as purchases of Maximus common stock. During the first quarter of fiscal year 2025, we acquired 3.1 million common shares at a cost of $236.7 million. We also incurred charges from the recently-introduced excise tax on these purchases. Since December 31, 2024, we have acquired an additional 0.7 million common shares at a cost of $52.9 million, leaving approximately $85.0 million available for purchase under our existing program.

Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At December 31, 2024, we owed $1.40 billion under the Credit Agreement, with access to an additional $480 million through a revolving credit facility. Our principal loans mature in May 2029 and May 2031, when the remaining balances must be renegotiated or repaid in full. The revolving facility also matures in May 2029. In addition, our term loans require quarterly mandatory repayments.
The Credit Agreement contains a number of covenants. Failure to meet these requirements would result in a need to renegotiate the agreement, seek a waiver, or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement:
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt (as defined by the Credit Agreement), offset by up to $150 million of unrestricted cash (Consolidated Net Total Leverage), against our Consolidated EBITDA (as defined by the Credit Agreement). To comply with our Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the leverage ratio increases.
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
Our Credit Agreement defines Consolidated EBITDA, as well as other components of the calculations above. The definition of Consolidated EBITDA requires us to include adjustments not typically included within EBITDA, including unusual, non-recurring expenses, certain non-cash adjustments, the pro forma effects of acquisitions and disposals, and estimated synergies from acquisitions. As a result, Consolidated EBITDA as defined by the Credit Agreement may not be comparable to EBITDA or related or similarly titled measures presented by other companies.
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At December 31, 2024, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 9: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	December 31, 2024	December 31, 2024
	(in thousands)
Net income	$41,196	$283,962
Adjustments:
Interest expense	17,522	78,455
Other expense/(income), net	312	(625)
Provision for income taxes	27,757	105,985
Amortization of intangibles	23,035	91,256
Stock compensation expense	6,952	32,874
Acquisition-related expenses	121	1,615
Loss on sale of businesses	38,341	38,341
Depreciation and amortization of property, equipment, and capitalized software	8,455	34,001
Pro forma and other adjustments permitted by our Credit Agreement	4,059	66,567
Consolidated EBITDA (as defined by our Credit Agreement)	$167,750	$732,431

Table MD&A 10: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
December 31, 2024
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,401,250
Cash and cash equivalents up to $150 million	72,653
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,328,597

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.81

Table MD&A 11: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
December 31, 2024
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$732,431

Interest expense	78,455
Components of other income/expense, net allowed in ratio calculation	2,843
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$81,298

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	9.01
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
Free Cash Flow (Non-GAAP)

Table MD&A 12: Free Cash Flow (Non-GAAP)
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(in thousands)
Net cash (used in)/provided by in operating activities	$(79,996)	$21,608
Purchases of property and equipment and capitalized software	(22,992)	(22,247)
Free cash flow (Non-GAAP)	$(102,988)	$(639)

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on November 21, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended December 31, 2024.

Non-GAAP and Other Measures
We utilize non-GAAP measures where we believe it will assist users of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, net cash provided by operating activities, net income, or earnings per share as measures of performance or liquidity. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
For the three months ended December 31, 2024, 12% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
In recent years, we made a number of acquisitions and divestitures. We believe users of our financial statements wish to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results, excluding transactions from acquisitions or disposals, to our prior fiscal year results.
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the three months ended December 31, 2024 and 2023, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation, amortization and divestiture-related charges, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Accordingly, we have calculated our operating income, Adjusted EBITDA, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. As noted above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 13: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Three Months Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
Operating income	$86,787	$107,510
Add back: Amortization of intangible assets	23,035	23,349
Add back: Divestiture-related charges	38,341	1,018
Add back: Depreciation and amortization of property, equipment, and capitalized software	8,455	8,411
Adjusted EBITDA (Non-GAAP)	$156,618	$140,288
Adjusted EBITDA margin (Non-GAAP)	11.2%	10.6%

Net income	$41,196	$64,148
Add back: Amortization of intangible assets, net of tax	16,977	17,208
Add back: Divestiture-related charges	38,341	1,018
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$96,514	$82,374

Diluted earnings per share	$0.69	$1.04
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.28
Add back: Effect of divestiture-related charges on diluted earnings per share	0.64	0.02
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$1.61	$1.34
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2024 Form 10-K, as filed with the SEC on November 21, 2024, have not changed materially during the three month period ended December 31, 2024.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended December 31, 2024, to the risk factors previously disclosed in the 2024 Form 10-K, as filed with the SEC on November 21, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding purchases of common stock that we made during the three months ended December 31, 2024.

Common Stock Repurchase Activity During the Three Months Ended December 31, 2024
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2024 - October 31, 2024	55,688	$86.87	55,688	$166,592
November 1, 2024 - November 30, 2024	1,020,625	$77.44	1,020,625	$87,560
December 1, 2024 - December 31, 2024	2,036,826	$73.46	2,036,826	$137,934
Total	3,113,139	$75.00	3,113,139
(1)Under resolutions adopted in June 2024 and December 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•Michelle Link, our Chief Human Resources Officer, adopted a new Rule 10b5-1 trading arrangement on December 6, 2024, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and scheduled to terminate on or before December 8, 2025. Under the trading arrangement, up to an aggregate of approximately 7,542 shares of common stock are available to be sold by the broker on particular dates.

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

Maximus, Inc.

	/s/ Bruce L. Caswell	February 6, 2025
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	February 6, 2025
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)