Form 10-Q
period 2025-03-31
MAXIMUS, INC.
filed 2025-05-08
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 56,349,399 shares of the registrant's Common Stock outstanding as of May 5, 2025.

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
•the ability of the government to issue or revise existing rules, regulations, executive orders, and directives at any time, or to take non-routine actions, which creates uncertainty for our business operations and requires significant additional compliance efforts and costs;
•our ability to manage our growth, including acquired businesses;
•difficulties in integrating or achieving projected revenues, earnings, and other benefits associated with acquired businesses;
•the outcome of reviews or audits, which might result in financial penalties and impair our ability to respond to invitations for new work;
•our ability to manage capital investments and other contract startup costs;
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
•the effects of changes in laws and regulations governing our business, including actions resulting from non-routine government actions or orders, changes in tax laws and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies, and practices, and our ability to estimate the impact of such changes, including shifting macro economic conditions and uncertainty;
•the effects of emerging technologies, such as artificial intelligence (AI) and machine learning (ML), on our business;

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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
Revenue	$1,361,786	$1,348,357	$2,764,461	$2,675,398
Cost of revenue	1,022,965	1,030,768	2,124,083	2,057,755
Gross profit	338,821	317,589	640,378	617,643
Selling, general, and administrative expenses	162,857	168,454	354,592	337,649
Amortization of intangible assets	22,996	21,641	46,031	44,990
Operating income	152,968	127,494	239,755	235,004
Interest expense	21,469	20,366	38,991	41,873
Other income, net	963	822	651	334
Income before income taxes	132,462	107,950	201,415	193,465
Provision for income taxes	35,893	27,440	63,650	48,807
Net income	$96,569	$80,510	$137,765	$144,658

Earnings per share:
Basic	$1.70	$1.31	$2.36	$2.36
Diluted	$1.69	$1.31	$2.35	$2.35
Weighted average shares outstanding:
Basic	56,892	61,371	58,330	61,330
Diluted	57,057	61,622	58,553	61,573

Dividends declared per share	$0.30	$0.30	$0.60	$0.60
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in thousands)
Net income	$96,569	$80,510	$137,765	$144,658
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,731	(2,245)	14,183	3,667
Net gains/(losses) on cash flow hedges, net of tax provision/(benefit) of $(911), $957, $(35), and $(2,212) , respectively	(2,552)	2,684	(98)	(6,201)
Other comprehensive income/(loss)	1,179	439	14,085	(2,534)
Comprehensive income	$97,748	$80,949	$151,850	$142,124
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	March 31, 2025	September 30, 2024
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$108,059	$183,123
Accounts receivable, net	1,097,404	879,514
Income taxes receivable	3,491	5,282
Prepaid expenses and other current assets	119,313	132,625
Total current assets	1,328,267	1,200,544
Property and equipment, net	34,883	38,977
Capitalized software, net	210,980	187,677
Operating lease right-of-use assets	118,302	133,594
Goodwill	1,780,726	1,782,871
Intangible assets, net	584,229	630,569
Deferred contract costs, net	60,800	59,432
Deferred compensation plan assets	52,523	55,913
Deferred income taxes	10,035	14,801
Other assets	19,027	27,130
Total assets	$4,199,772	$4,131,508
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$306,445	$303,321
Accrued compensation and benefits	165,350	237,121
Deferred revenue, current portion	79,447	83,238
Income taxes payable	17,677	26,535
Long-term debt, current portion	47,055	40,139
Operating lease liabilities, current portion	38,788	47,656
Other current liabilities	66,475	69,519
Total current liabilities	721,237	807,529
Deferred revenue, non-current portion	36,431	45,077
Deferred income taxes	166,632	169,118
Long-term debt, non-current portion	1,445,746	1,091,954
Deferred compensation plan liabilities, non-current portion	52,321	57,599
Operating lease liabilities, non-current portion	88,487	97,221
Other liabilities	21,444	20,195
Total liabilities	2,532,298	2,288,693
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 56,349 and 60,352 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	616,315	598,304
Accumulated other comprehensive loss	(18,375)	(32,460)
Retained earnings	1,069,534	1,276,971
Total shareholders' equity	1,667,474	1,842,815
Total liabilities and shareholders' equity	$4,199,772	$4,131,508
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$137,765	$144,658
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	17,895	16,616
Amortization of intangible assets	46,031	44,990
Amortization of debt issuance costs and debt discount	1,310	1,202
Deferred income taxes	(590)	(8,315)
Stock compensation expense	19,575	18,124
Divestiture-related charges	39,343	1,018
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(234,882)	(92,385)
Prepaid expenses and other current assets	7,943	19,932
Deferred contract costs	(1,915)	(3,600)
Accounts payable and accrued liabilities	5,943	(6,301)
Accrued compensation and benefits	(48,001)	(10,556)
Deferred revenue	(11,293)	10,705
Income taxes	(6,465)	13,310
Operating lease right-of-use assets and liabilities	(2,363)	(385)
Other assets and liabilities	(7,578)	3,083
Net cash (used in)/provided by operating activities	(37,282)	152,096
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(40,198)	(47,547)
Asset acquisition	—	(18,006)
Proceeds from divestitures	736	3,078
Other	(2,165)	—
Net cash used in investing activities	(41,627)	(62,475)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(34,961)	(36,608)
Purchases of Maximus common stock	(306,443)	—
Tax withholding related to RSU vesting	(16,441)	(13,455)
Payments for contingent consideration	—	(8,168)
Payments for debt financing costs	(1,658)	—
Proceeds from borrowings	959,000	423,409
Principal payments for debt	(597,639)	(464,787)
Other	(1,181)	5,122
Net cash provided by/(used in) financing activities	677	(94,487)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,593)	1,115
Net change in cash, cash equivalents, and restricted cash	(79,825)	(3,751)
Cash, cash equivalents, and restricted cash, beginning of period	235,763	122,091
Cash, cash equivalents, and restricted cash, end of period	$155,938	$118,340
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	603,252	(19,554)	1,063,151	1,646,849
Net income	—	—	—	96,569	96,569
Foreign currency translation	—	—	3,731	—	3,731
Cash flow hedge, net of tax	—	—	(2,552)	—	(2,552)
Cash dividends	—	—	—	(16,901)	(16,901)
Dividends on RSUs	—	440	—	(440)	—
Purchases of Maximus common stock	(947)	—	—	(72,845)	(72,845)
Stock compensation expense	—	12,623	—	—	12,623
RSUs vested	10	—	—	—	—
Balance as of March 31, 2025	56,349	$616,315	$(18,375)	$1,069,534	$1,667,474
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2023	60,998	$577,898	$(27,615)	$1,117,552	$1,667,835
Net income	—	—	—	64,148	64,148
Foreign currency translation	—	—	5,912	—	5,912
Cash flow hedge, net of tax	—	—	(8,885)	—	(8,885)
Cash dividends	—	—	—	(18,299)	(18,299)
Dividends on RSUs	—	285	—	(285)	—
Stock compensation expense	—	9,427	—	—	9,427
Tax withholding adjustment related to RSU vesting	—	(2,332)	—	—	(2,332)
RSUs vested	33	—	—	—	—
Balance as of December 31, 2023	61,031	585,278	(30,588)	1,163,116	1,717,806
Net income	—	—	—	80,510	80,510
Foreign currency translation	—	—	(2,245)	—	(2,245)
Cash flow hedge, net of tax	—	—	2,684	—	2,684
Cash dividends	—	—	—	(18,309)	(18,309)
Dividends on RSUs	—	412	—	(412)	—
Stock compensation expense	—	8,697	—	—	8,697
RSUs vested	6	—	—	—	—
Balance as of March 31, 2024	61,037	$594,387	$(30,149)	$1,224,905	$1,789,143
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975, is a leading strategic partner to government agencies. Under our mission of Moving People Forward, Maximus helps improve the delivery of public services to millions of people amid complex technological, health, economic, environmental, and social challenges. With 50 years of experience working with local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve.
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
At March 31, 2025, our capitalized software balance includes $40.9 million related to technology for new services within our U.S. Services Segment. During the first quarter of fiscal year 2024, we evaluated these assets by comparing their carrying value to their estimated future cash flows. At that time, our probability-weighted undiscounted cash flows showed that we would recover the costs of these assets through our contract pipeline. We continue to monitor these assets. If circumstances change, we may be required to adjust the value or asset life of these assets.

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
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions, and related consulting work for U.S. state and local government programs. These services support a variety of programs, including the programs under the Affordable Care Act (ACA), Medicaid, the Children's Health Insurance Program (CHIP), Temporary Assistance to Needy Families (TANF), and child support programs. Program operations include comprehensive program administration services for government clients. The services we provide vary from program to program and include: centralized multilingual customer contact centers and multichannel, digital self-service options to better serve citizens' needs; application assistance to beneficiaries to help them access benefits; person centered clinical assessment services; provider enrollment systems and related business process services; employment services including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services. Our consulting services include technical and financial consulting services, including Independent Verification and Validation (IV&V) services, program modernization consulting; and project management.
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

Table 3.1: Results of Operations by Business Segment
	For the Three Months Ended				For the Six Months Ended
	March 31, 2025		March 31, 2024		March 31, 2025		March 31, 2024
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$777,927		$701,702		$1,558,582		$1,378,780
U.S. Services	442,350		486,115		894,600		975,960
Outside the U.S.	141,509		160,540		311,279		320,658
Revenue	$1,361,786		$1,348,357		$2,764,461		$2,675,398
Gross profit:
U.S. Federal Services	$202,058	26.0%	$163,337	23.3%	$375,373	24.1%	$319,999	23.2%
U.S. Services	111,770	25.3%	130,122	26.8%	206,774	23.1%	248,485	25.5%
Outside the U.S.	24,993	17.7%	24,130	15.0%	58,231	18.7%	49,159	15.3%
Gross profit	$338,821	24.9%	$317,589	23.6%	$640,378	23.2%	$617,643	23.1%
Selling, general, and administrative expenses:
U.S. Federal Services	$83,076	10.7%	$79,867	11.4%	$157,291	10.1%	$167,722	12.2%
U.S. Services	57,963	13.1%	62,201	12.8%	112,121	12.5%	114,501	11.7%
Outside the U.S.	20,197	14.3%	23,460	14.6%	45,315	14.6%	48,601	15.2%
Divestiture-related charges (2)	1,002	NM	—	NM	39,343	NM	1,018	NM
Other (3)	619	NM	2,926	NM	522	NM	5,807	NM
Selling, general, and administrative expenses	$162,857	12.0%	$168,454	12.5%	$354,592	12.8%	$337,649	12.6%
Operating income:
U.S. Federal Services	$118,982	15.3%	$83,470	11.9%	$218,082	14.0%	$152,277	11.0%
U.S. Services	53,807	12.2%	67,921	14.0%	94,653	10.6%	133,984	13.7%
Outside the U.S.	4,796	3.4%	670	0.4%	12,916	4.1%	558	0.2%
Amortization of intangible assets	(22,996)	NM	(21,641)	NM	(46,031)	NM	(44,990)	NM
Divestiture-related charges (2)	(1,002)	NM	—	NM	(39,343)	NM	(1,018)	NM
Other (3)	(619)	NM	(2,926)	NM	(522)	NM	(5,807)	NM
Operating income	$152,968	11.2%	$127,494	9.5%	$239,755	8.7%	$235,004	8.8%
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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, and customer type.

Table 4.1: Revenue by Service Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2025		March 31, 2024		March 31, 2025		March 31, 2024
	(dollars in thousands)
Program Operations	$690,772	50.7%	$665,050	49.3%	$1,418,739	51.3%	$1,352,420	50.6%
Clinical Services	503,963	37.0%	466,623	34.6%	975,489	35.3%	894,992	33.5%
Employment & Other	78,989	5.8%	116,072	8.6%	192,607	7.0%	234,360	8.8%
Technology Solutions	88,062	6.5%	100,612	7.5%	177,626	6.4%	193,626	7.2%
Total revenue	$1,361,786		$1,348,357		$2,764,461		$2,675,398

Table 4.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2025		March 31, 2024		March 31, 2025		March 31, 2024
	(in thousands)
Performance-based	$714,406	52.5%	$738,888	54.8%	$1,432,177	51.8%	$1,443,599	54.0%
Cost-plus	334,499	24.6%	334,498	24.8%	718,926	26.0%	676,513	25.3%
Fixed price	185,009	13.6%	166,816	12.4%	359,688	13.0%	343,493	12.8%
Time and materials	127,872	9.4%	108,155	8.0%	253,670	9.2%	211,793	7.9%
Total revenue	$1,361,786		$1,348,357		$2,764,461		$2,675,398

Table 4.3: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2025		March 31, 2024		March 31, 2025		March 31, 2024
	(dollars in thousands)
New York state government agencies	$155,949	11.5%	$166,952	12.4%	$317,644	11.5%	$327,486	12.2%
Other U.S. state government agencies	287,184	21.1%	316,195	23.5%	578,251	20.9%	642,604	24.0%
Total U.S. state government agencies	443,133		483,147		895,895		970,090
U.S. federal government agencies	759,583	55.8%	685,939	50.9%	1,524,020	55.1%	1,348,885	50.4%
International government agencies	138,724	10.2%	156,796	11.6%	305,590	11.1%	312,408	11.7%
Other, including local municipalities and commercial customers	20,346	1.5%	22,475	1.7%	38,956	1.4%	44,015	1.6%
Total revenue	$1,361,786		$1,348,357		$2,764,461		$2,675,398

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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of March 31, 2025, and September 30, 2024, $24.3 million and $31.9 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and six months ended March 31, 2025, we recognized revenue of $25.6 million and $73.2 million, respectively, included in our deferred revenue balances at September 30, 2024. During the three and six months ended March 31, 2024, we recognized revenue of $7.6 million and $45.3 million, respectively, included in our deferred revenue balances at September 30, 2023.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in thousands, except per share data)
Increase in/(reduction of) revenue recognized due to changes in contract estimates	$3,804	$(3,098)	$10,573	$(9,169)
Increase in/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$0.05	$(0.04)	$0.13	$(0.11)
Remaining performance obligations
As of March 31, 2025, we had approximately $318 million of remaining performance obligations, with obligations running through March 2032. We anticipate that most of the obligations will be settled within a shorter period of time, with 64% of this balance being utilized within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in thousands)
Basic weighted average shares outstanding	56,892	61,371	58,330	61,330
Dilutive effect of unvested RSUs and PSUs	165	251	223	243
Denominator for diluted earnings per share	57,057	61,622	58,553	61,573
The diluted earnings per share calculation for the three and six months ended March 31, 2025 excludes approximately 178,000 and 150,000 unvested anti-dilutive restricted stock units, respectively. The diluted earnings per share calculation for the three and six months ended March 31, 2024 excludes approximately 202,000 and 227,000 unvested anti-dilutive restricted stock units per share calculation, respectively.

6. DIVESTITURES
We have recently made divestitures from our Outside the U.S. Segment.
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of March 31, 2025, we have not recorded any potential contingent consideration. Our divestiture-related charges of $39.3 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. The divestiture-related charges are recorded as "selling, general, and administrative expenses" on our consolidated statement of operations. We also provided an indemnification to the buyer, the fair value of which we estimate to be $10.6 million. No tax benefit is anticipated from this transaction.
In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services in Canada, recording a loss of $1.0 million.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	March 31, 2025	September 30, 2024
	(in thousands)
Term Loan A (TLA)	$875,625	$641,875
Term Loan B (TLB)	496,250	498,750
Revolver	135,000	—
Subsidiary loan agreements	—	5,194
Total debt principal	1,506,875	1,145,819
Less: Unamortized debt-issuance costs and discounts	(14,074)	(13,726)
Total debt	1,492,801	1,132,093
Less: Current portion of long-term debt	(47,055)	(40,139)
Long-term debt	$1,445,746	$1,091,954
On March 20, 2025, we amended our existing credit agreement (the "Amendment") with J.P. Morgan Chase Bank, N.A. The Amendment increased our Term Loan A facility (TLA) by $250 million, leaving all other terms and conditions unchanged. Such amounts are available for general corporate purposes, including the funding of working capital, capital expenditures, and possible future acquisitions. Costs related to the Amendment have been reported as a reduction to the debt principal and will be amortized over the remaining term of the agreement.
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At March 31, 2025, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of March 31, 2025 for the remainder of fiscal year 2025 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2025 through September 30, 2025	$25,000
Year ended September 30, 2026	55,625
Year ended September 30, 2027	72,500
Year ended September 30, 2028	78,125
Year ended September 30, 2029	801,875
Years ended thereafter	473,750
Total payments	$1,506,875
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

The balance of the debt pays interest based upon the SOFR. At March 31, 2025, our effective interest rate, including the original issuance costs and discount rate, was 5.4%.
At March 31, 2025, we recorded an asset of $10.2 million and a liability of $1.1 million to reflect the fair value of our interest rate swap agreements, compared to an asset of $12.6 million and a liability of $3.4 million at September 30, 2024. The asset and liability are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income" within our consolidated financial statements.
In April 2025, we entered into two interest rate swap agreements for a combined notional amount of $250.0 million, effective June 1, 2026. The first arrangement is for a notional amount of $150.0 million and hedges a SOFR component of our TLA to a fixed amount of 3.14%. This arrangement expires in September 2027. The second arrangement is for a notional amount of $100.0 million and hedges a SOFR component of our TLA to a fixed amount of 3.19%. This arrangement expires in September 2028.

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
•In connection with the businesses sold in Australia and Korea, we indemnified the buyer related to certain potential losses, which are recorded at fair value, based on an assessment of probability-weighted outcomes. Accordingly, these inputs are not observable and are classified as level 3 within the fair value hierarchy. Changes in the fair value of the indemnification liability are recorded in the consolidated statement of operations.
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the six months ended March 31, 2025.

Table 8.1: Fair Value Measurements
	As of March 31, 2025
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$34,339	$—	$—	$34,339
Interest rate swap - $450 million notional value	—	10,190	—	10,190
Total assets	$34,339	$10,190	$—	$44,529
Liabilities:
Interest rate swap - $200 million notional value	$—	$1,144	$—	$1,144
Indemnification liabilities	—	—	10,601	10,601
Total liabilities	$—	$1,144	$10,601	$11,745
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2024	$(39,225)	$6,765	$(32,460)
Other comprehensive income before reclassifications	(7,089)	4,360	(2,729)
Amounts reclassified from accumulated other comprehensive loss	21,272	(4,458)	16,814
Net current period other comprehensive income/(loss)	14,183	(98)	14,085
Balance as of March 31, 2025	$(25,042)	$6,667	$(18,375)

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
During the six months ended March 31, 2025, we issued approximately 356,000 RSUs, which will vest ratably over one to four years, and approximately 154,000 PSUs, which will vest after three years.
Stock Repurchase Programs
Under resolutions adopted in June 2024 and December 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
During the six months ended March 31, 2025, we purchased approximately 4.1 million common shares at a cost of $309.5 million, which includes an additional charge from the 1% excise tax on share purchases. No purchases were made in the six months ended March 31, 2024.
At March 31, 2025, $65.8 million remained available for future stock purchases.

10. OTHER ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	March 31, 2025	September 30, 2024
	(in thousands)
Cash and cash equivalents	$108,059	$183,123
Restricted cash	47,879	52,640
Cash, cash equivalents, and restricted cash	$155,938	$235,763
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Interest payments	$38,767	$39,946
Income tax payments	$70,397	$43,794

Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	March 31, 2025	September 30, 2024
	(in thousands)
Billed and billable receivables	$738,932	$734,817
Unbilled receivables	368,090	149,488
Allowance for credit losses	(9,618)	(4,791)
Accounts receivable, net	$1,097,404	$879,514
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
For the six months ended March 31, 2025 and 2024, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $377.2 million and $133.0 million, respectively. In exchange for these sales, we received cash of $374.9 million and $132.2 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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
On December 12, 2024, the Court granted in part Defendants' omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1), challenging Plaintiffs’ standing to bring this suit, dismissing claims brought by four of the Plaintiffs in the MOVEit MDL. None of the dismissed claims were asserted against the Company.
The Court has also named the Company as a bellwether defendant in the MDL. The Company and the other bellwether defendants have submitted motions to dismiss the pending actions pursuant to Rule 12(b)(6). The Company and the other bellwether defendants are participating in phased discovery, with discovery partially limited prior to the Court’s decision on the Rule 12(b)(6) motions.
Separately, there is currently an individual action pending against the Company in Florida state court. On September 6, 2023, an individual action related to the MOVEit incident was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.). The plaintiff alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. On April 3, 2024, the Court stayed this action pending further developments in the MOVEit MDL. This case remains stayed.

While the Company is unable to predict the ultimate outcome of any of the remaining proceedings, we have accrued an amount within a range of possible outcomes expected to be incurred to resolve the matters.
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (DOJ) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to the Company’s compliance with telephone call quality assurance scoring and reporting requirements. The Company fully cooperated with the DOJ's inquiry and chose to amicably resolve the matter while admitting no wrongdoing. As of September 30, 2024, the Company had accrued $8.2 million related to this matter. During the second quarter of fiscal year 2025, we settled this matter for an amount consistent with our accrual.

12. SUBSEQUENT EVENT
On April 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on May 31, 2025, to shareholders of record on May 15, 2025. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $16.9 million.

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
We continue to execute on our strategic plan introduced in fiscal year 2022. We believe in further expansion of our business and remain in a strong position to capitalize on organic growth opportunities in our core business. Our strategic plan consists of three central pillars:
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
Our strategic plan is aligned with specific opportunities within all three segments and includes a common focus on optimizing processes and simplifying our structure under our Maximus Forward corporate initiative. We also continue to focus on our people - the foundation of our strategy. As an employer of choice, our goal is to continue to prioritize attracting, retaining, developing, and empowering employees as a central part of our plan for achieving future growth.

Financial Overview
A number of factors have affected our results for the three and six months ended March 31, 2025. More detail on these changes is presented below within our "Results of Operations" section.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and six months ended March 31, 2025, and March 31, 2024.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(dollars in thousands, except per share data)
Revenue	$1,361,786	$1,348,357	$2,764,461	$2,675,398
Cost of revenue	1,022,965	1,030,768	2,124,083	2,057,755
Gross profit	338,821	317,589	640,378	617,643
Gross profit percentage	24.9%	23.6%	23.2%	23.1%
Selling, general, and administrative expenses	162,857	168,454	354,592	337,649
Selling, general, and administrative expenses as a percentage of revenue	12.0%	12.5%	12.8%	12.6%
Amortization of intangible assets	22,996	21,641	46,031	44,990
Operating income	152,968	127,494	239,755	235,004
Operating margin	11.2%	9.5%	8.7%	8.8%
Interest expense	21,469	20,366	38,991	41,873
Other income, net	963	822	651	334
Income before income taxes	132,462	107,950	201,415	193,465
Provision for income taxes	35,893	27,440	63,650	48,807
Effective tax rate	27.1%	25.4%	31.6%	25.2%
Net income	$96,569	$80,510	$137,765	$144,658
Earnings per share:
Basic	$1.70	$1.31	$2.36	$2.36
Diluted	$1.69	$1.31	$2.35	$2.35
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended March 31, 2024	$1,348,357		$1,030,768		$317,589
Organic effect	39,802	3.0%	17,739	1.7%	22,063	6.9%
Disposal of businesses	(24,673)	(1.8)%	(24,141)	(2.3)%	(532)	(0.2)%
Currency effect compared to the prior period	(1,700)	(0.1)%	(1,401)	(0.1)%	(299)	(0.1)%
Three Months Ended March 31, 2025	$1,361,786	1.0%	$1,022,965	(0.8)%	$338,821	6.7%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Six months ended March 31, 2024	$2,675,398		$2,057,755		$617,643
Organic effect	122,890	4.6%	99,896	4.9%	22,994	3.7%
Disposal of businesses	(35,569)	(1.3)%	(35,007)	(1.7)%	(562)	(0.1)%
Currency effect compared to the prior period	1,742	0.1%	1,439	0.1%	303	—%
Six months ended March 31, 2025	$2,764,461	3.3%	$2,124,083	3.2%	$640,378	3.7%
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
Our SG&A expense for the six months ended March 31, 2025, includes $39.3 million of divestiture-related charges from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets remained consistent for the three and six months ended March 31, 2025 as compared to the same periods in fiscal year 2024.
Our balance sheet includes $438.9 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships, technology, and a medical provider network, continue to support medical disability examinations (MDE) contracts with the VA. The greater part of these assets are being amortized over the remaining eight years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
Our interest expense has declined in fiscal year 2025 compared to fiscal year 2024 as a result of a reduction in year-over-year interest rates. Following the amendment of our debt agreement, we continue to mitigate our risk by fixing interest rates on approximately half of our debt.
Provision for Income Taxes
Our effective income tax rate for the three and six months ended March 31, 2025, was 27.1% and 31.6%, respectively, compared to 25.4% and 25.2% for the three and six months ended March 31, 2024, respectively. The year-to-date rate increase is a result of the disposition of our businesses in Australia and Korea, which negatively impacted the effective tax rate. For fiscal year 2025, we expect an overall effective tax rate between 28.0% and 29.0%, inclusive of the divestiture and other non-recurring items which negatively impact our full year rate.

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

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(dollars in thousands)
Revenue	$777,927	$701,702	$1,558,582	$1,378,780
Cost of revenue	575,869	538,365	1,183,209	1,058,781
Gross profit	202,058	163,337	375,373	319,999
Selling, general, and administrative expenses	83,076	79,867	157,291	167,722
Operating income	118,982	83,470	218,082	152,277
Gross profit percentage	26.0%	23.3%	24.1%	23.2%
Operating margin percentage	15.3%	11.9%	14.0%	11.0%
Our revenue and cost of revenue for the three months ended March 31, 2025 and 2024, increased 10.9% and 7.0%, respectively. For the six months ended March 31, 2025 and 2024, our revenue and cost of revenue increased 13.0% and 11.8%, respectively.
Our revenue growth continues to be driven by clinical programs, including medical assessments, as well as broad growth across our portfolio of contracts. Our medical assessment revenue in the first two quarters of fiscal year 2025 benefited from increased volumes and performance improvements, which reduced the volume of penalties incurred. These volume increases include those driven by the Honoring our PACT Act, which had necessitated a contract rebid to expand the scale of these arrangements, as well as additional volume to keep up with assessment demand. These additional volumes also enhanced our profit margins. Our second quarter of fiscal year 2025 also benefited from support provided to the Federal Emergency Management Agency (FEMA). These contracts provide short-term assistance for natural disasters, and are expected to conclude during the third fiscal quarter of 2025.
At this time, we are not anticipating our workload of volume-based contracts to maintain its current level and, accordingly, we anticipate a full-year operating margin between 12.5% and 13.0% for fiscal year 2025. The significance of volume-based assessment work in this segment, and the potential opportunities for fluctuations in volumes, make this segment's margin more challenging to estimate.

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

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(dollars in thousands)
Revenue	$442,350	$486,115	$894,600	$975,960
Cost of revenue	330,580	355,993	687,826	727,475
Gross profit	111,770	130,122	206,774	248,485
Selling, general, and administrative expenses	57,963	62,201	112,121	114,501
Operating income	53,807	67,921	94,653	133,984
Gross profit percentage	25.3%	26.8%	23.1%	25.5%
Operating margin percentage	12.2%	14.0%	10.6%	13.7%
Our revenue and cost of revenue for the three months ended March 31, 2025 and 2024, decreased 9.0% and 7.1%, respectively. For the six months ended March 31, 2025 and 2024, our revenue and cost of revenue decreased 8.3% and 5.5%, respectively.
As noted at the time, our business in the first half of fiscal year 2024 was experiencing higher volumes from the resumption of Medicaid redetermination activities, driving benefits in both revenue and margins. Our business had returned to normal activity levels by the fourth quarter of fiscal year 2024.
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

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(dollars in thousands)
Revenue	$141,509	$160,540	$311,279	$320,658
Cost of revenue	116,516	136,410	253,048	271,499
Gross profit	24,993	24,130	58,231	49,159
Selling, general, and administrative expenses	20,197	23,460	45,315	48,601
Operating income/(loss)	4,796	670	12,916	558
Gross profit percentage	17.7%	15.0%	18.7%	15.3%
Operating margin percentage	3.4%	0.4%	4.1%	0.2%

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2024	$160,540		$136,410		$24,130
Organic effect	7,342	4.6%	5,648	4.1%	1,694	7.0%
Disposal of businesses	(24,673)	(15.4)%	(24,141)	(17.7)%	(532)	(2.2)%
Currency effect compared to the prior period	(1,700)	(1.1)%	(1,401)	(1.0)%	(299)	(1.2)%
Three Months Ended March 31, 2025	$141,509	(11.9)%	$116,516	(14.6)%	$24,993	3.6%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2024	$320,658		$271,499		$49,159
Organic effect	24,448	7.6%	15,117	5.6%	9,331	19.0%
Disposal of businesses	(35,569)	(11.1)%	(35,007)	(12.9)%	(562)	(1.1)%
Currency effect compared to the prior period	$1,742	0.5%	$1,439	0.5%	303	0.6%
Six Months Ended March 31, 2025	$311,279	(2.9)%	$253,048	(6.8)%	$58,231	18.5%
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of March 31, 2025, we had $108.1 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends, and any share purchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of March 31, 2025, and their effective interest rates.

Table MD&A 9: Debt Balances and Interest Rates as of March 31, 2025
	March 31, 2025
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.68%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	375,625	5.70%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2025	75,000	6.09%	Fixed Rate of 4.09% plus 2% margin.
Term Loan B - Unhedged	346,250	6.32%	Term SOFR reset monthly plus 2% margin.
Revolver	135,000	5.69%	Term SOFR reset monthly plus margin. (1)
Debt Principal	$1,506,875
(1) The margin ranges between 1% and 2%, based upon our leverage ratio. At March 31, 2025, the margin was 1.375%.
Our effective interest rate reflects the drivers of our cash interest payments as of March 31, 2025, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of March 31, 2025, is 5.4%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Six Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Operating activities:
Net cash (used in)/provided by operating activities	$(37,282)	$152,096
Net cash used in investing activities	(41,627)	(62,475)
Net cash provided by/(used in) financing activities	677	(94,487)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(1,593)	1,115
Net change in cash and cash equivalents and restricted cash	$(79,825)	$(3,751)
Net Cash (Used in)/Provided by Operating Activities
We reported net cash used in operations of $37.3 million for the first six months of fiscal year 2025, compared to net cash provided by operations of $152.1 million for the first half of the 2024 fiscal year.
Our cash flows in fiscal year 2025 have been impacted by a delay in payments from a single contract with one of our U.S. State customers attributable to administrative delays tied to a pending extension of the work. We anticipate executing this contract during the second half of fiscal year 2025, with anticipated cash inflows shortly thereafter as invoices are issued, accepted and paid by the customer. We are experiencing other slight delays in payments within both the U.S. federal government and in our international businesses. These delays are reflected in Days Sales Outstanding ("DSO") at March 31, 2025, which were 73 days, compared with 61 days at September 30, 2024. We anticipate returning to a normal level of receivables in the fourth quarter of fiscal year 2025.

Net Cash Used in Investing Activities
We continue to make investments in our capital base, most notably in upgrading technology on our Federal MDE contracts. We anticipate the pace of this investment will continue to decline through the latter half of fiscal year 2025 as compared to fiscal year 2024.
Net Cash Provided by/(Used in) Financing Activities
During fiscal year 2025, we increased our term loan debt facility by $250 million, using the proceeds to reduce our revolving debt and meet our working capital needs. In addition, we have utilized $306.4 million to repurchase 4.1 million of our common shares.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At March 31, 2025, we owed $1.51 billion under the Credit Agreement, with access to approximately $615 million through a revolving credit facility. Our principal loans mature in May 2029 and May 2031, when the remaining balances must be renegotiated or repaid in full. As noted above, we expanded one of our term loans by $250 million in March 2025. The revolving facility also matures in May 2029. In addition, our term loans require quarterly mandatory repayments.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At March 31, 2025, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	March 31, 2025	March 31, 2025
	(in thousands)
Net income	$96,569	$300,021
Adjustments:
Interest expense	21,469	79,558
Other income, net	(963)	(767)
Provision for income taxes	35,893	114,438
Amortization of intangibles	22,996	92,611
Stock compensation expense	12,623	36,800
Acquisition-related expenses	(3)	1,386
Divestiture-related charges	1,002	39,343
Depreciation and amortization of property, equipment, and capitalized software	9,440	35,236
Pro forma and other adjustments permitted by our Credit Agreement	12,645	55,777
Consolidated EBITDA (as defined by our Credit Agreement)	$211,671	$754,403

Table MD&A 12: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
March 31, 2025
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,506,875
Cash and cash equivalents up to $150 million	108,059
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,398,816

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.85

Table MD&A 13: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
March 31, 2025
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$754,403

Interest expense	79,558
Components of other income/expense, net allowed in ratio calculation	2,317
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$81,875

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	9.21

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
Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Six Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net cash (used in)/provided by in operating activities	$(37,282)	$152,096
Purchases of property and equipment and capitalized software	(40,198)	(47,547)
Free cash flow (Non-GAAP)	$(77,480)	$104,549

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on November 21, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended March 31, 2025.
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
For the three months ended March 31, 2025, 10% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the six months ended March 31, 2025 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation, amortization and divestiture-related charges, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Accordingly, we have calculated our operating income, Adjusted EBITDA, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. As noted above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 15: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(dollars in thousands, except per share data)
Operating income	$152,968	$127,494	$239,755	$235,004
Add back: Amortization of intangible assets	22,996	21,641	46,031	44,990
Add back: Divestiture-related charges	1,002	—	39,343	1,018
Add back: Depreciation and amortization of property, equipment, and capitalized software	9,440	8,205	17,895	16,616
Adjusted EBITDA (Non-GAAP)	$186,406	$157,340	$343,024	$297,628
Adjusted EBITDA margin (Non-GAAP)	13.7%	11.7%	12.4%	11.1%

Net income	$96,569	$80,510	$137,765	$144,658
Add back: Amortization of intangible assets, net of tax	16,948	15,949	33,925	33,158
Add back: Divestiture-related charges	1,002	—	39,343	1,018
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$114,519	$96,459	$211,033	$178,834

Diluted earnings per share	$1.69	$1.31	$2.35	$2.35
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.30	0.26	0.58	0.53
Add back: Effect of divestiture-related charges on diluted earnings per share	0.02	—	0.67	0.02
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$2.01	$1.57	$3.60	$2.90
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2024 Form 10-K, as filed with the SEC on November 21, 2024, have not changed materially during the six month period ended March 31, 2025.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In connection with information set forth in this Form 10-Q, the factors discussed below and under “Risk Factors” in our Form 10-K for fiscal year ended September 30, 2024, should be considered. The risks included below and in the Form 10-K could materially and adversely affect our business, financial condition and results of operations.
Other than as set forth below, there have been no material changes to the factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 21, 2024.
Our business could be adversely affected by legislative or government budgetary and spending changes.
The market for our services depends largely on domestic and international legislative programs and the budgetary capability to support programs, including the continuance of existing programs. Many of our contracts are not fully funded at inception and rely upon future appropriations of funds. Accordingly, a failure to receive additional anticipated funding may result in early termination of a contract. In addition, many of our contracts include clauses that allow clients to unilaterally modify or terminate contracts with little or no recompense. Decreases in funding for, or delays in contract awards and in government spending on the types of programs that we support, and terminations or price reductions on government contracts on which we are currently performing could adversely affect our future revenues and profitability.
Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. In recent quarters, the U.S. Federal Government has placed a significant focus on efficiency, including with respect to contracting with private companies. These efforts have and may continue to have effects on our business, including, but not limited to:
•Changes in priorities may result in procurement changes, delays or cancellations, as well as changes in scope, pricing, or outright cancellations of existing contracts.
•Changes in priorities may also affect the level of demand or funding for our state programs in the United States, which are typically mandated and fully or partially funded from the U.S. Federal Government.
•Changes to procurement rules may result in additional competition, scrutiny and costs of compliance.
•Changes in federal regulations, such as those related to the elimination of diversity, equity and inclusion initiatives, or return to office mandates may require us to change our existing business practices, may be disruptive to our business, may create a level of uncertainty within our workforce and may conflict with local laws and regulations.
•The U.S. Government may seek to lower barriers to entry to allow greater involvement by the private sector. While this may provide additional opportunities for us, it may also expose us to greater levels of competition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding purchases of common stock that we made during the three months ended March 31, 2025.

Common Stock Repurchase Activity During the Three Months Ended March 31, 2025
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2025 - January 31, 2025	685,543	$77.20	685,543	$85,010
February 1, 2025 - February 28, 2025	261,400	$73.34	261,400	$65,839
March 1, 2025 - March 31, 2025	—	$—	—	$65,839
Total	946,943	$76.13	946,943
(1)Under a resolution adopted in December 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $200 million of our common stock.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit No.		Description of Exhibit
10.1
First Amendment to the Amended and Restated Credit Agreement, dated as of March 20, 2025, by and among the Company, the loan parties party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent, an issuing lender and swing line lender and the other lenders and financial institutions party thereto.

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

Maximus, Inc.

	/s/ Bruce L. Caswell	May 8, 2025
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	May 8, 2025
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)