Form 10-Q
period 2025-06-30
MAXIMUS, INC.
filed 2025-08-07
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 56,349,629 shares of the registrant's Common Stock outstanding as of August 4, 2025.

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
Any statements herein that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, liquidity, market demand, and our recent acquisitions and divestitures, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
•a failure to meet performance requirements under our contracts could lead to penalties, liquidated damages, actual damages, adverse settlement agreements, and/or contract termination;
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
•the ability of the U.S. government to issue or revise existing rules, regulations, executive orders, and directives at any time, or to take non-routine actions, which creates uncertainty for our business operations and requires significant additional compliance efforts and costs;
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
•our discovery of additional information related to our previously disclosed cybersecurity incident and any potential legal, business, reputational, or financial consequences resulting from that incident;
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
•the effects of changes in laws and regulations governing our business, including actions resulting from non-routine government actions or orders, changes in tax laws and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies, and practices, and our ability to estimate the impact of such changes, including shifting macroeconomic conditions and uncertainty;
•the effects of emerging technologies, such as artificial intelligence (AI) and machine learning (ML), on our business;

•matters related to businesses we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on November 21, 2024 (2024 Form 10-K) as supplemented by the risk factor set forth in Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025 (2025 Q2 10-Q).
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Revenue	$1,348,400	$1,314,929	$4,112,861	$3,990,327
Cost of revenue	988,887	982,615	3,112,970	3,040,370
Gross profit	359,513	332,314	999,891	949,957
Selling, general, and administrative expenses	170,831	167,033	525,423	504,682
Amortization of intangible assets	23,010	23,542	69,041	68,532
Operating income	165,672	141,739	405,427	376,743
Interest expense	22,657	20,555	61,648	62,428
Other expense/(income), net	48	809	(603)	475
Income before income taxes	142,967	120,375	344,382	313,840
Provision for income taxes	36,986	30,623	100,636	79,430
Net income	$105,981	$89,752	$243,746	$234,410

Earnings per share:
Basic	$1.87	$1.47	$4.22	$3.83
Diluted	$1.86	$1.46	$4.20	$3.81
Weighted average shares outstanding:
Basic	56,683	61,079	57,776	61,233
Diluted	56,984	61,381	58,100	61,495

Dividends declared per share	$0.30	$0.30	$0.90	$0.90
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Net income	$105,981	$89,752	$243,746	$234,410
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,320	412	21,503	4,079
Net losses on cash flow hedges, net of tax benefit of $561, $427, $596, and $2,639, respectively	(1,574)	(1,197)	(1,672)	(7,398)
Other comprehensive income/(loss)	5,746	(785)	19,831	(3,319)
Comprehensive income	$111,727	$88,967	$263,577	$231,091
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	June 30, 2025	September 30, 2024
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$59,777	$183,123
Accounts receivable, net	1,422,350	879,514
Income taxes receivable	5,661	5,282
Prepaid expenses and other current assets	117,243	132,625
Total current assets	1,605,031	1,200,544
Property and equipment, net	34,536	38,977
Capitalized software, net	217,433	187,677
Operating lease right-of-use assets	115,437	133,594
Goodwill	1,782,836	1,782,871
Intangible assets, net	561,566	630,569
Deferred contract costs, net	60,392	59,432
Deferred compensation plan assets	58,714	55,913
Deferred income taxes	11,059	14,801
Other assets	15,289	27,130
Total assets	$4,462,293	$4,131,508
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$281,994	$303,321
Accrued compensation and benefits	164,194	237,121
Deferred revenue, current portion	70,197	83,238
Income taxes payable	31,310	26,535
Long-term debt, current portion	48,263	40,139
Operating lease liabilities, current portion	39,882	47,656
Other current liabilities	70,311	69,519
Total current liabilities	706,151	807,529
Deferred revenue, non-current portion	48,990	45,077
Deferred income taxes	161,426	169,118
Long-term debt, non-current portion	1,608,982	1,091,954
Deferred compensation plan liabilities, non-current portion	58,736	57,599
Operating lease liabilities, non-current portion	83,390	97,221
Other liabilities	21,582	20,195
Total liabilities	2,689,257	2,288,693
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 56,350 and 60,352 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	627,496	598,304
Accumulated other comprehensive loss	(12,629)	(32,460)
Retained earnings	1,158,169	1,276,971
Total shareholders' equity	1,773,036	1,842,815
Total liabilities and shareholders' equity	$4,462,293	$4,131,508
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$243,746	$234,410
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	27,502	24,146
Amortization of intangible assets	69,041	68,532
Amortization of debt issuance costs and debt discount	2,046	2,899
Deferred income taxes	(5,829)	(3,770)
Stock compensation expense	30,324	27,605
Divestiture-related charges	39,343	1,018
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(553,297)	(26,528)
Prepaid expenses and other current assets	9,341	19,316
Deferred contract costs	(856)	(8,377)
Accounts payable and accrued liabilities	(21,808)	(1,659)
Accrued compensation and benefits	(50,369)	(21,043)
Deferred revenue	(8,675)	18,079
Income taxes	5,625	10,576
Operating lease right-of-use assets and liabilities	(3,508)	(2,131)
Other assets and liabilities	(2,626)	8,351
Net cash (used in)/provided by operating activities	(220,000)	351,424
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(55,686)	(82,237)
Asset acquisition	—	(18,006)
Proceeds from divestitures	736	3,078
Other	(2,165)	—
Net cash used in investing activities	(57,115)	(97,165)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(51,865)	(54,847)
Purchases of Maximus common stock	(306,443)	(47,275)
Tax withholding related to RSU vesting	(16,451)	(13,455)
Payments for contingent consideration	—	(10,977)
Payments for debt financing costs	(1,658)	(9,724)
Proceeds from borrowings	1,335,208	850,166
Principal payments for debt	(810,174)	(952,825)
Other	(1,824)	9,118
Net cash provided by/(used in) financing activities	146,793	(229,819)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(65)	1,270
Net change in cash, cash equivalents, and restricted cash	(130,387)	25,710
Cash, cash equivalents, and restricted cash, beginning of period	235,763	122,091
Cash, cash equivalents, and restricted cash, end of period	$105,376	$147,801
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	603,252	(19,554)	1,063,151	1,646,849
Net income	—	—	—	96,569	96,569
Foreign currency translation	—	—	3,731	—	3,731
Cash flow hedge, net of tax	—	—	(2,552)	—	(2,552)
Cash dividends	—	—	—	(16,901)	(16,901)
Dividends on RSUs	—	440	—	(440)	—
Purchases of Maximus common stock	(947)	—	—	(72,845)	(72,845)
Stock compensation expense	—	12,623	—	—	12,623
RSUs vested	10	—	—	—	—
Balance as of March 31, 2025	56,349	616,315	(18,375)	1,069,534	1,667,474
Net income	—	—	—	105,981	105,981
Foreign currency translation	—	—	7,320	—	7,320
Cash flow hedge, net of tax	—	—	(1,574)	—	(1,574)
Cash dividends	—	—	—	(16,904)	(16,904)
Dividends on RSUs	—	442	—	(442)	—
Stock compensation expense	—	10,749	—	—	10,749
Tax withholding adjustment related to RSU vesting	—	(10)	—	—	(10)
RSUs vested	1	—	—	—	—
Balance as of June 30, 2025	56,350	$627,496	$(12,629)	$1,158,169	$1,773,036
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
Maximus, a Virginia corporation established in 1975 and celebrating its 50th anniversary this year, is a leading strategic partner to government agencies. Under our mission of Moving People Forward, Maximus helps improve the delivery of public services to millions of people amid complex technological, health, economic, environmental, and social challenges. As a trusted and experienced partner to local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the SEC. All intercompany balances and transactions have been eliminated in consolidation.
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
At June 30, 2025, our capitalized software balance includes $41.3 million related to technology for new services within our U.S. Services Segment. During the first quarter of fiscal year 2024, we evaluated these assets by comparing their carrying value to their estimated future cash flows. At that time, our probability-weighted undiscounted cash flows showed that we would recover the costs of these assets through our contract pipeline. We continue to monitor these assets. If circumstances change, we may be required to adjust the value or asset life of these assets.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S. Our operating segments represent the manner in which our Chief Executive Officer reviews our financial results.
U.S. Federal Services
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology (IT) modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs (VA) and certain state-based assessments and appeals work that is part of the segment's heritage. Under Maximus Federal Technology Solutions (MFTS), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.
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
Outside the U.S.
Our Outside the U.S. Segment provides business process services (BPS) and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in various locations, including the United Kingdom, where we serve the Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program. In recent years, we have divested components of this segment including, in the first quarter of fiscal year 2025, our businesses in Australia and Korea.

Table 3.1: Results of Operations by Business Segment
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(dollars in thousands)
Revenue:
U.S. Federal Services	$761,174		$683,347		$2,319,756		$2,062,127
U.S. Services	439,818		472,298		1,334,418		1,448,258
Outside the U.S.	147,408		159,284		458,687		479,942
Revenue	$1,348,400		$1,314,929		$4,112,861		$3,990,327
Gross profit:
U.S. Federal Services	$226,134	29.7%	$186,075	27.2%	$601,507	25.9%	$506,074	24.5%
U.S. Services	105,932	24.1%	121,012	25.6%	312,706	23.4%	369,497	25.5%
Outside the U.S.	27,447	18.6%	25,227	15.8%	85,678	18.7%	74,386	15.5%
Gross profit	$359,513	26.7%	$332,314	25.3%	$999,891	24.3%	$949,957	23.8%
Selling, general, and administrative expenses:
U.S. Federal Services	$88,272	11.6%	$79,949	11.7%	$245,563	10.6%	$247,671	12.0%
U.S. Services	60,975	13.9%	59,531	12.6%	173,096	13.0%	174,032	12.0%
Outside the U.S.	21,507	14.6%	26,647	16.7%	66,822	14.6%	75,249	15.7%
Divestiture-related charges (2)	—	NM	—	NM	39,343	NM	1,018	NM
Other (3)	77	NM	906	NM	599	NM	6,712	NM
Selling, general, and administrative expenses	$170,831	12.7%	$167,033	12.7%	$525,423	12.8%	$504,682	12.6%
Operating income:
U.S. Federal Services	$137,862	18.1%	$106,126	15.5%	$355,944	15.3%	$258,403	12.5%
U.S. Services	44,957	10.2%	61,481	13.0%	139,610	10.5%	195,465	13.5%
Outside the U.S.	5,940	4.0%	(1,420)	(0.9)%	18,856	4.1%	(863)	(0.2)%
Amortization of intangible assets	(23,010)	NM	(23,542)	NM	(69,041)	NM	(68,532)	NM
Divestiture-related charges (2)	—	NM	—	NM	(39,343)	NM	(1,018)	NM
Other (3)	(77)	NM	(906)	NM	(599)	NM	(6,712)	NM
Operating income	$165,672	12.3%	$141,739	10.8%	$405,427	9.9%	$376,743	9.4%
(1)Percentage of respective revenue, as applicable. Percentages not considered meaningful are marked "NM."
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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, and customer type.

Table 4.1: Revenue by Service Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(dollars in thousands)
Program Operations	$626,981	46.5%	$604,614	46.0%	$2,045,720	49.7%	$1,957,034	49.0%
Clinical Services	560,360	41.6%	506,077	38.5%	1,535,849	37.3%	1,401,069	35.1%
Employment & Other	81,906	6.1%	112,044	8.5%	274,513	6.7%	346,404	8.7%
Technology Solutions	79,153	5.9%	92,194	7.0%	256,779	6.2%	285,820	7.2%
Total revenue	$1,348,400		$1,314,929		$4,112,861		$3,990,327

Table 4.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(in thousands)
Performance-based	$761,428	56.5%	$758,942	57.7%	$2,193,605	53.3%	$2,202,541	55.2%
Cost-plus	301,385	22.4%	281,823	21.4%	1,020,311	24.8%	958,336	24.0%
Fixed price	180,390	13.4%	170,787	13.0%	540,078	13.1%	514,280	12.9%
Time and materials	105,197	7.8%	103,377	7.9%	358,867	8.7%	315,170	7.9%
Total revenue	$1,348,400		$1,314,929		$4,112,861		$3,990,327

Table 4.3: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	(dollars in thousands)
New York state government agencies	$148,408	11.0%	$159,927	12.2%	$466,053	11.3%	$487,413	12.2%
Other U.S. state government agencies	291,312	21.6%	310,374	23.6%	869,561	21.1%	952,978	23.9%
Total U.S. state government agencies	439,720		470,301		1,335,614		1,440,391
U.S. federal government agencies	743,058	55.1%	666,895	50.7%	2,267,078	55.1%	2,015,780	50.5%
International government agencies	146,018	10.8%	156,587	11.9%	451,608	11.0%	468,995	11.8%
Other, including local municipalities and commercial customers	19,604	1.5%	21,146	1.6%	58,561	1.4%	65,161	1.6%
Total revenue	$1,348,400		$1,314,929		$4,112,861		$3,990,327

Contract balances
Differences in timing between revenue recognition and cash collection result in contract assets and contract liabilities. We classify these assets as accounts receivable — billed and billable and unbilled receivables; the liabilities are classified as deferred revenue.
In many contracts, we bill our customers on a monthly basis shortly after the month end for work performed in that month. Where such balances are billable and collectible under standard terms, they are included within accounts receivable, net.
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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of June 30, 2025, and September 30, 2024, $26.5 million and $31.9 million, respectively, of our unbilled receivables are related to amounts pursuant to contractual retainage provisions.
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
During the three and nine months ended June 30, 2025, we recognized revenue of $13.8 million and $87.0 million, respectively, included in our deferred revenue balances at September 30, 2024. During the three and nine months ended June 30, 2024, we recognized revenue of $8.2 million and $53.5 million, respectively, included in our deferred revenue balances at September 30, 2023.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share data)
Increase in/(reduction of) revenue recognized due to changes in contract estimates	$607	$(3,576)	$11,181	$(12,772)
Increase in/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$0.01	$(0.04)	$0.14	$(0.16)
Remaining performance obligations
As of June 30, 2025, we had approximately $330 million of remaining performance obligations, with obligations running through March 2032. We anticipate that most of the obligations will be settled within a shorter period of time, with 63% of this balance being utilized within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Basic weighted average shares outstanding	56,683	61,079	57,776	61,233
Dilutive effect of unvested RSUs and PSUs	301	302	324	262
Denominator for diluted earnings per share	56,984	61,381	58,100	61,495
The diluted earnings per share calculation for the three and nine months ended June 30, 2025 excludes approximately 140,000 and 142,000 unvested anti-dilutive restricted stock units, respectively. The diluted earnings per share calculation for the three and nine months ended June 30, 2024 excludes approximately 212,000 and 216,000 unvested anti-dilutive restricted stock units, respectively.

6. DIVESTITURES
We have recently made divestitures from our Outside the U.S. Segment.
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of June 30, 2025, we have not recorded any potential contingent consideration. Our divestiture-related charges of $39.3 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. The divestiture-related charges are recorded as "selling, general, and administrative expenses" on our consolidated statements of operations. We also provided an indemnification to the buyer, the fair value of which we estimate to be $11.0 million. No tax benefit is anticipated from this transaction.
In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss of $1.0 million.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	June 30, 2025	September 30, 2024
	(in thousands)
Term Loan A (TLA)	$864,375	$641,875
Term Loan B (TLB)	495,000	498,750
Revolver	310,000	—
Subsidiary loan agreements	1,208	5,194
Total debt principal	1,670,583	1,145,819
Less: Unamortized debt-issuance costs and discounts	(13,338)	(13,726)
Total debt	1,657,245	1,132,093
Less: Current portion of long-term debt	(48,263)	(40,139)
Long-term debt	$1,608,982	$1,091,954
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
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At June 30, 2025, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of June 30, 2025 for the remainder of fiscal year 2025 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2025 through September 30, 2025	$13,708
Year ended September 30, 2026	55,625
Year ended September 30, 2027	72,500
Year ended September 30, 2028	78,125
Year ended September 30, 2029	976,875
Years ended thereafter	473,750
Total payments	$1,670,583
Interest Rate Derivative Instruments
We utilize interest rate swaps that are designed to reduce our risk from changes in interest rates, which we have designated as cash flow hedges. The following table presents our interest rate swaps:

Table 7.3: Interest Rate Derivative Instruments
	As of June 30, 2025
	Notional Amount	Fixed Interest Rate
	(in thousands)
Term Loan B - Hedged through September 2025	$75,000	4.09%
Term Loan A - Hedged through May 2026	$500,000	2.31%
Term Loan B - Hedged through September 2026	$75,000	3.72%
Term Loan A - Hedged from June 2026 through September 2027	$150,000	3.14%
Term Loan A - Hedged from June 2026 through September 2028	$100,000	3.19%

The balance of the debt pays interest based upon the SOFR. At June 30, 2025, our effective interest rate, including the original issuance costs and discount rate, was 5.5%.
At June 30, 2025, we recorded an asset of $8.0 million and a liability of $1.1 million to reflect the fair value of our interest rate swap agreements, compared to an asset of $12.6 million and a liability of $3.4 million at September 30, 2024. The asset and liability are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income" within our consolidated financial statements.
In July 2025, we entered into two interest rate swap agreements for a combined notional amount of $125.0 million. The first arrangement is for a notional amount of $50.0 million and hedges a SOFR component of our TLA to a fixed amount of 3.46%. This arrangement will become effective in June 2026 and expire in September 2028. The second arrangement is for a notional amount of $75.0 million and hedges a SOFR component of our TLB to a fixed amount of 3.62%. This arrangement will become effective in October 2025 and expire in September 2027.

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
•In connection with the businesses sold in Australia and Korea, we indemnified the buyer related to certain potential losses, which are recorded at fair value, based on an assessment of probability-weighted outcomes. Accordingly, these inputs are not observable and are classified as level 3 within the fair value hierarchy. Changes in the fair value of the indemnification liability are recorded in the consolidated statements of operations.
The table below presents assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the nine months ended June 30, 2025.

Table 8.1: Fair Value Measurements
	As of June 30, 2025
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$38,141	$—	$—	$38,141
Interest rate swap - $375 million notional value	—	7,984	—	7,984
Total assets	$38,141	$7,984	$—	$46,125
Liabilities:
Interest rate swap - $525 million notional value	$—	$1,074	$—	$1,074
Indemnification liabilities	—	—	11,048	11,048
Total liabilities	$—	$1,074	$11,048	$12,122
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2024	$(39,225)	$6,765	$(32,460)
Other comprehensive income before reclassifications	231	4,784	5,015
Amounts reclassified from accumulated other comprehensive loss	21,272	(6,456)	14,816
Net current period other comprehensive income/(loss)	21,503	(1,672)	19,831
Balance as of June 30, 2025	$(17,722)	$5,093	$(12,629)

9. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to four years, and one year for members of the Board of Directors, in each case from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three-year performance period if the performance conditions are met. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the nine months ended June 30, 2025, we issued approximately 364,000 RSUs, which will vest ratably over one to four years, and approximately 154,000 PSUs, which will vest after three years if the performance conditions are met.
Stock Repurchase Programs
Under resolutions adopted in June 2024 and December 2024, the Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
During the nine months ended June 30, 2025, we purchased approximately 4.1 million common shares at a cost of $309.5 million, which includes an additional charge from the 1% excise tax on share purchases. During the three and nine months ended June 30, 2024, we purchased approximately 0.6 million common shares at a cost of $50.6 million.
At June 30, 2025, $65.8 million remained available for future stock purchases.

10. OTHER ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	June 30, 2025	September 30, 2024
	(in thousands)
Cash and cash equivalents	$59,777	$183,123
Restricted cash	45,599	52,640
Cash, cash equivalents, and restricted cash	$105,376	$235,763
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Interest payments	$60,809	$59,367
Income tax payments	$100,891	$67,822
Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	June 30, 2025	September 30, 2024
	(in thousands)
Billed and billable receivables	$1,030,340	$734,817
Unbilled receivables	401,547	149,488
Allowance for credit losses	(9,537)	(4,791)
Accounts receivable, net	$1,422,350	$879,514
We have a Receivables Purchase Agreement (RPA) with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $200.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.
For the nine months ended June 30, 2025 and 2024, the gross fair value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $574.2 million and $270.9 million, respectively. In exchange for these sales, we received cash of $570.7 million and $269.3 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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
On August 1, 2023, a purported class action was filed against Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) in the U.S. District Court for the Eastern District of Virginia arising out of the MOVEit cybersecurity incident – Bishop v. Maximus Federal Services, Case No. 1:23-cv-01019 (U.S. Dist. Ct. E. D. VA). The plaintiff, who purports to represent a nationwide class of individuals, alleges, among other things, that the Company’s negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. Since then, thirteen similar cases have been filed in federal courts across the country (inclusive of one case filed in state court and removed to federal court by the Company).
On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation granted a Motion to Transfer creating a Multidistrict Litigation (MDL) in the District of Massachusetts for all cases related to the MOVEit cybersecurity incident. Each of the actions pending in federal courts are centralized in the MDL.
On December 12, 2024, the Court granted in part Defendants' omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1), challenging Plaintiffs’ standing to bring this suit, dismissing claims brought by four of the Plaintiffs in the MOVEit MDL. None of the dismissed claims were asserted against the Company.
The Court has also named the Company as a bellwether defendant in the MDL. The Company and the other bellwether defendants submitted motions to dismiss the pending actions pursuant to Rule 12(b)(6), which the Court granted in part and denied in part on July 31, 2025. Approximately half of the claims asserted against the Company remain, and the Company is proceeding to discovery regarding those claims.
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

12. SUBSEQUENT EVENT
On July 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on August 31, 2025, to shareholders of record on August 15, 2025. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $16.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Special Note Regarding Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2024 filed with the SEC on November 21, 2024 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Maximus, under its mission of Moving People Forward and celebrating its 50th anniversary this year, helps millions of people access the vital government services they need. As a trusted and experienced partner to local, state, federal, and international government clients, we proudly design, develop, and deliver innovative and impactful programs that change lives. We are driven to strengthen communities and improve the lives of those we serve.
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
Our strategic plan is aligned with specific opportunities within all three of our segments and includes a common focus on optimizing processes and simplifying our structure under our Maximus Forward corporate initiative. We also continue to focus on our people - the foundation of our strategy. As an employer of choice, our goal is to continue to prioritize attracting, retaining, developing, and empowering employees as a central part of our plan for achieving future growth.

Financial Overview
Commencing in the second quarter of the current fiscal year, Maximus has experienced some short-term delays in cash flow as a result of administrative delays in billing and contract approval with customers in our U.S. Federal and U.S. Services Segments. Such delays are not unusual within our business, although the scale and timing of these delays has been greater than what we typically experience. These delays have resulted in a significant increase in our receivables balances. As a result, we have used additional borrowings under our revolving credit facility, with corresponding increases in interest expense. During July 2025, we have seen significant progress in resolving these delays, and we continue to anticipate returning to a normal level of receivables towards the end of the fourth quarter of this fiscal year.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and nine months ended June 30, 2025, and June 30, 2024.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands, except per share data)
Revenue	$1,348,400	$1,314,929	$4,112,861	$3,990,327
Cost of revenue	988,887	982,615	3,112,970	3,040,370
Gross profit	359,513	332,314	999,891	949,957
Gross profit percentage	26.7%	25.3%	24.3%	23.8%
Selling, general, and administrative expenses	170,831	167,033	525,423	504,682
Selling, general, and administrative expenses as a percentage of revenue	12.7%	12.7%	12.8%	12.6%
Amortization of intangible assets	23,010	23,542	69,041	68,532
Operating income	165,672	141,739	405,427	376,743
Operating margin	12.3%	10.8%	9.9%	9.4%
Interest expense	22,657	20,555	61,648	62,428
Other expense/(income), net	48	809	(603)	475
Income before income taxes	142,967	120,375	344,382	313,840
Provision for income taxes	36,986	30,623	100,636	79,430
Effective tax rate	25.9%	25.4%	29.2%	25.3%
Net income	$105,981	$89,752	$243,746	$234,410
Earnings per share:
Basic	$1.87	$1.47	$4.22	$3.83
Diluted	$1.86	$1.46	$4.20	$3.81
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended June 30, 2024	$1,314,929		$982,615		$332,314
Organic effect	57,015	4.3%	25,775	2.6%	31,240	9.4%
Disposal of businesses	(29,557)	(2.2)%	(24,813)	(2.5)%	(4,744)	(1.4)%
Currency effect compared to the prior period	6,013	0.5%	5,310	0.5%	703	0.2%
Three Months Ended June 30, 2025	$1,348,400	2.5%	$988,887	0.6%	$359,513	8.2%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2024	$3,990,327		$3,040,370		$949,957
Organic effect	179,904	4.5%	125,671	4.1%	54,233	5.7%
Disposal of businesses	(65,126)	(1.6)%	(59,820)	(2.0)%	(5,306)	(0.6)%
Currency effect compared to the prior period	7,756	0.2%	6,749	0.2%	1,007	0.1%
Nine Months Ended June 30, 2025	$4,112,861	3.1%	$3,112,970	2.4%	$999,891	5.3%
Selling, general, and administrative expenses
Selling, general, and administrative expenses consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which are not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense for the nine months ended June 30, 2025, includes $39.3 million of divestiture-related charges from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets remained consistent for the three and nine months ended June 30, 2025, as compared to the same periods in fiscal year 2024.
Our balance sheet includes $422.9 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships, technology, and a medical provider network, continue to support medical disability examinations (MDE) contracts with the VA. Substantially all of these assets are being amortized over the remaining eight years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
As disclosed above, delays in payments from customers have resulted in additional borrowings under our revolving credit facility, resulting in higher interest expense for the three months ended June 30, 2025, compared to the same period in fiscal year 2024. The full year effect of this increase for fiscal year 2025 has been mitigated by lower interest rates. We continue to mitigate a portion of our interest rate risk through hedging transactions on approximately half of our outstanding debt.
Provision for Income Taxes
Our effective income tax rate for the three and nine months ended June 30, 2025, was 25.9% and 29.2%, respectively, compared to 25.4% and 25.3% for the three and nine months ended June 30, 2024, respectively. The year-to-date rate increase is a result of the disposition of our businesses in Australia and Korea, which negatively impacted the effective tax rate. For fiscal year 2025, we expect an overall effective tax rate between 28.0% and 29.0%, inclusive of the divestiture and other non-recurring items, which negatively impact our full-year rate.
On July 4, 2025 the One Big Beautiful Bill Act (OBBB) was signed. We do not believe it will have a significant impact on the fiscal year 2025 effective tax rate or provision for income taxes. However, we anticipate a favorable cash tax impact in fiscal year 2026.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better deliver on their mission, including program operations and management, clinical services, and technology solutions. The segment also includes system and application development, Information Technology (IT) modernization, and maintenance services. Clinical services comprises appeals and assessments services, which includes managing the evaluation process for U.S. veterans and service members on behalf of the U.S. Department of Veterans Affairs (VA) and certain state-based assessments and appeals work that is part of the segment's heritage. Under Maximus Federal Technology Solutions (MFTS), the segment executes on its digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better customer experience, and drive process efficiencies.

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
Revenue	$761,174	$683,347	$2,319,756	$2,062,127
Cost of revenue	535,040	497,272	1,718,249	1,556,053
Gross profit	226,134	186,075	601,507	506,074
Selling, general, and administrative expenses	88,272	79,949	245,563	247,671
Operating income	137,862	106,126	355,944	258,403
Gross profit percentage	29.7%	27.2%	25.9%	24.5%
Operating margin percentage	18.1%	15.5%	15.3%	12.5%
Our revenue and cost of revenue for the three months ended June 30, 2025 and 2024, increased 11.4% and 7.6%, respectively. For the nine months ended June 30, 2025 and 2024, our revenue and cost of revenue increased 12.5% and 10.4%, respectively.
Our revenue growth continues to be driven by clinical programs, including medical assessments, as well as broad growth across our portfolio of contracts. Our medical assessment revenue through the first three quarters of fiscal year 2025 benefited from increased volumes and performance improvements, which reduced the volume of penalties incurred. These volume increases include those driven by the Honoring our PACT Act, which had necessitated a contract rebid to expand the scale of these arrangements, as well as additional volume to keep up with assessment demand. These additional volumes also enhanced our profit margins. Fiscal year 2025 also benefited from support provided to the Federal Emergency Management Agency (FEMA). We have long-standing arrangements with FEMA to provide short-term assistance for natural disasters, the extent and timing of which are difficult to predict.
We anticipate a full-year operating margin of approximately 15% in fiscal year 2025.

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

Table MD&A 5: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
Revenue	$439,818	$472,298	$1,334,418	$1,448,258
Cost of revenue	333,886	351,286	1,021,712	1,078,761
Gross profit	105,932	121,012	312,706	369,497
Selling, general, and administrative expenses	60,975	59,531	173,096	174,032
Operating income	44,957	61,481	139,610	195,465
Gross profit percentage	24.1%	25.6%	23.4%	25.5%
Operating margin percentage	10.2%	13.0%	10.5%	13.5%
Our revenue and cost of revenue for the three months ended June 30, 2025 and 2024, decreased 6.9% and 5.0%, respectively. For the nine months ended June 30, 2025 and 2024, our revenue and cost of revenue decreased 7.9% and 5.3%, respectively.
As disclosed at the time, our business in the first three quarters of fiscal year 2024 was experiencing higher volumes from the resumption of Medicaid redetermination activities, driving benefits in both revenue and margins. Our business had returned to normal activity levels by the fourth quarter of fiscal year 2024.
We anticipate a full-year operating margin of approximately 10.5% for this segment in fiscal year 2025.

Outside the U.S. Segment
Our Outside the U.S. Segment provides business process services (BPS) and technology solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in various locations, including the United Kingdom, where we serve the Functional Assessment Services (FAS) contract, which replaced the Health Assessment Advisory Service (HAAS) contract, and the Restart employment program. In recent years, we have divested components of the segment including, in the first quarter of fiscal year 2025, our businesses in Australia and Korea.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)
Revenue	$147,408	$159,284	$458,687	$479,942
Cost of revenue	119,961	134,057	373,009	405,556
Gross profit	27,447	25,227	85,678	74,386
Selling, general, and administrative expenses	21,507	26,647	66,822	75,249
Operating income/(loss)	5,940	(1,420)	18,856	(863)
Gross profit percentage	18.6%	15.8%	18.7%	15.5%
Operating margin percentage	4.0%	(0.9) %	4.1%	(0.2) %

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2024	$159,284		$134,057		$25,227
Organic effect	11,668	7.3%	5,407	4.0%	6,261	24.8%
Disposal of businesses	(29,557)	(18.6)%	(24,813)	(18.5)%	(4,744)	(18.8)%
Currency effect compared to the prior period	6,013	3.8%	5,310	4.0%	703	2.8%
Three Months Ended June 30, 2025	$147,408	(7.5)%	$119,961	(10.5)%	$27,447	8.8%

Table MD&A 8: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2024	$479,942		$405,556		$74,386
Organic effect	36,115	7.5%	20,524	5.1%	15,591	21.0%
Disposal of businesses	(65,126)	(13.6)%	(59,820)	(14.8)%	(5,306)	(7.1)%
Currency effect compared to the prior period	7,756	1.6%	6,749	1.7%	1,007	1.4%
Nine Months Ended June 30, 2025	$458,687	(4.4)%	$373,009	(8.0)%	$85,678	15.2%
This segment has moved from roughly breakeven to profitability between fiscal years 2024 and 2025.
We divested a number of employment services businesses over the past two years. The most significant divestiture impacting the results above is the sale of our operations in Australia and Korea in the first quarter of fiscal year 2025, which has reduced revenue and costs but provided a benefit to margin.
Organic growth was achieved across the portfolio, including the FAS contract in the United Kingdom and other volume-based arrangements.
We anticipate the full-year operating margin will range between 3% and 5% for this segment in fiscal year 2025.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of June 30, 2025, we had $59.8 million in cash and cash equivalents. We believe that our current cash position, access to our revolving debt, and cash flow generated from operations should be sufficient for our operating requirements for the next 12 months and beyond, including enabling us to fund required long-term debt repayments, dividends, and any share purchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of June 30, 2025, and their effective interest rates.

Table MD&A 9: Debt Balances and Interest Rates as of June 30, 2025
	June 30, 2025
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.68%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	364,375	5.70%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2025	75,000	6.09%	Fixed Rate of 4.09% plus 2% margin.
Term Loan B - Unhedged	345,000	6.33%	Term SOFR reset monthly plus 2% margin.
Revolver	310,000	5.70%	Term SOFR reset monthly plus margin. (1)
Debt held by international subsidiaries	1,208	5.95%	Floating rate, reset quarterly.
Debt Principal	$1,670,583
(1) The margin ranges between 1% and 2%, based upon our leverage ratio. At June 30, 2025, the margin was 1.375%.
Our effective interest rate reflects the drivers of our cash interest payments as of June 30, 2025, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of June 30, 2025, was 5.5%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 10: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Nine Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Operating activities:
Net cash (used in)/provided by operating activities	$(220,000)	$351,424
Net cash used in investing activities	(57,115)	(97,165)
Net cash provided by/(used in) financing activities	146,793	(229,819)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(65)	1,270
Net change in cash and cash equivalents and restricted cash	$(130,387)	$25,710
Net Cash (Used in)/Provided by Operating Activities
We reported net cash used in operations of $220.0 million for the first nine months of fiscal year 2025, compared to net cash provided by operations of $351.4 million for the nine months of fiscal year 2024.
Through fiscal year 2025, we have experienced delays in cash collections from two of our larger customers.
Within our U.S. Federal Services Segment, we have experienced significant administrative delays in cash collections on one of our large programs, resulting in reduced cash inflows. Since June 30, 2025, we have made progress in resolving these issues and collected over $300 million of past-due receivables.

Within our U.S. Services Segment, we have experienced delays related to a pending contractual extension of our work on a large state-based program. This extension was executed in July, and we have subsequently billed approximately $224 million, which had previously been held as unbilled receivables.
These delays are reflected in Days Sales Outstanding ("DSO") at June 30, 2025, which were 96 days, compared with 61 days at September 30, 2024. Excluding the effects of the RPA, DSO would have been 106 days and 65 days, respectively.
As a result of the resolution of these two matters, we anticipate that we will receive a significant benefit to operating cash flows in the final quarter of the fiscal year.
Net Cash Used in Investing Activities
We reported net cash used in investing activities of $57.1 million for the first nine months of fiscal year 2025, compared to net cash used in investing activities of $97.2 million for the first nine months of fiscal year 2024.
We continue to make investments in our capital base, most notably in upgrading technology on our Federal MDE contracts, which was completed in the third quarter of fiscal year 2025.
Net Cash Provided by/(Used in) Financing Activities
We reported net cash provided by financing activities of $146.8 million for the first nine months of fiscal year 2025, compared to net cash used in financing activities of $229.8 million for the first nine months of fiscal year 2024.
We have utilized our credit facilities in fiscal year 2025 to cover the short-term delays in collections noted above. In addition, we have utilized $306.4 million to repurchase approximately 4.1 million of our common shares.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At June 30, 2025, we owed $1.67 billion under the Credit Agreement, with access to approximately $440 million through a revolving credit facility. Our principal loans mature in May 2029 and May 2031, when the remaining balances must be renegotiated or repaid in full. As disclosed above, we expanded one of our term loans by $250 million in March 2025. The revolving facility also matures in May 2029. In addition, our term loans require quarterly mandatory repayments.
The Credit Agreement contains a number of covenants. Failure to meet these requirements would result in a need to renegotiate the agreement, seek a waiver, or a requirement to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement:
•Our Consolidated Net Total Leverage Ratio means, for any twelve-month period, the ratio of our Funded Debt (as defined by the Credit Agreement), offset by up to $150 million of unrestricted cash (Consolidated Net Total Leverage), against our Consolidated EBITDA (as defined by the Credit Agreement). To comply with our Credit Agreement, this ratio cannot exceed 4.00:1.00 at the end of each quarter, with a step up to 4.50:1.00 under certain circumstances. This ratio also determines both our interest rate and the charge we pay on the unused component of our revolving credit facility, with the charge increasing as the Consolidated Net Total Leverage Ratio increases.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At June 30, 2025, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	June 30, 2025	June 30, 2025
	(in thousands)
Net income	$105,981	$316,250
Adjustments:
Interest expense	22,657	81,659
Other expense/(income), net	48	(1,528)
Provision for income taxes	36,986	120,801
Amortization of intangibles	23,010	92,079
Stock compensation expense	10,749	38,069
Acquisition-related expenses	69	1,098
Divestiture-related charges	—	39,343
Depreciation and amortization of property, equipment, and capitalized software	9,607	37,313
Pro forma and other adjustments permitted by our Credit Agreement	7,282	46,145
Consolidated EBITDA (as defined by our Credit Agreement)	$216,389	$771,229

Table MD&A 12: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
June 30, 2025
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,670,583
Cash and cash equivalents up to $150 million	59,777
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,610,806

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	2.09

Table MD&A 13: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
June 30, 2025
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$771,229

Interest expense	81,659
Components of other income/expense, net allowed in ratio calculation	1,956
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$83,615

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	9.22

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
Free Cash Flow (Non-GAAP)

Table MD&A 14: Free Cash Flow (Non-GAAP)
	For the Nine Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Net cash (used in)/provided by in operating activities	$(220,000)	$351,424
Purchases of property and equipment and capitalized software	(55,686)	(82,237)
Free cash flow (Non-GAAP)	$(275,686)	$269,187

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. The 2024 Form 10-K, as filed with the SEC on November 21, 2024, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended June 30, 2025.

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
For the three months ended June 30, 2025, 11% of our revenue was generated outside the U.S. We believe that users of our financial statements want to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
In recent years, we made a number of acquisitions and divestitures. We believe users of our financial statements want to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results, excluding transactions from acquisitions or disposals, to our prior fiscal year results.
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements want to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the nine months ended June 30, 2025 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation, amortization and divestiture-related charges, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Accordingly, we have calculated our operating income, Adjusted EBITDA, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. As disclosed above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 15: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands, except per share data)
Operating income	$165,672	$141,739	$405,427	$376,743
Add back: Amortization of intangible assets	23,010	23,542	69,041	68,532
Add back: Divestiture-related charges	—	—	39,343	1,018
Add back: Depreciation and amortization of property, equipment, and capitalized software	9,607	7,530	27,502	24,146
Adjusted EBITDA (Non-GAAP)	$198,289	$172,811	$541,313	$470,439
Adjusted EBITDA margin (Non-GAAP)	14.7%	13.1%	13.2%	11.8%

Net income	$105,981	$89,752	$243,746	$234,410
Add back: Amortization of intangible assets, net of tax	16,958	17,350	50,883	50,508
Add back: Divestiture-related charges	—	—	39,343	1,018
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$122,939	$107,102	$333,972	$285,936

Diluted earnings per share	$1.86	$1.46	$4.20	$3.81
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.30	0.28	0.88	0.82
Add back: Effect of divestiture-related charges on diluted earnings per share	—	—	0.67	0.02
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$2.16	$1.74	$5.75	$4.65
In order to sustain our cash flows from operations, we regularly refresh our fixed assets and technology. We believe that users of our financial statements want to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology that combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of our operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, purchases of our common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operations to free cash flow in "Liquidity and Capital Resources."
To sustain our operations, our principal source of financing comes from receiving payments from our customers. We believe that users of our financial statements want to evaluate our efficiency in converting revenue into cash receipts. Accordingly, we provide DSO, which we calculate by dividing billed and unbilled receivable balances at the end of each quarter by revenue per day for the quarter. Revenue per day for a quarter is determined by dividing total revenue by 91 days.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on the 2024 Form 10-K, have not changed materially during the nine month period ended June 30, 2025.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In connection with the information set forth in this Form 10-Q, the risk factors under Part I, Item 1A "Risk Factors" in our 2024 Form 10-K, as supplemented by the risk factor set forth in Part II, Item 1A "Risk Factors" in our 2025 Q2 Form 10-Q, should be considered. The risks included in the 2024 Form 10-K as supplemented by the risks in the 2025 Q2 Form 10-Q could materially and adversely affect our business, financial condition and results of operations. There were no material changes during the three month period ended June 30, 2025 to the risk factors discussed in the 2024 Form 10-K, as supplemented by the risk factor in the 2025 Q2 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.		Description of Exhibit
3.1		Amended and Restated By-laws of the Company, effective June 10, 2025 (incorporated by reference to the Company's Current Report on Form 8-K, filed June 12, 2025).

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	❖	Inline XBRL Instance Document.

101.SCH	❖	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	❖	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	Inline XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File (formatted as Inline XBRL tags and contained in Exhibit 101).

❖	Filed herewith.
Φ	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	August 7, 2025
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	August 7, 2025
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)