Form 10-K
period 2025-09-30
MAXIMUS, INC.
filed 2025-11-20
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of outstanding voting stock held by non-affiliates of the registrant as of March 31, 2025, was $3,801,184,315 based on the last reported sale price of the registrant's Common Stock on The New York Stock Exchange as of the close of business on that day.
There were 54,461,507 shares of the registrant's Common Stock outstanding as of November 12, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•the effects of future legislative or government budgetary and spending changes, including the impact of a prolonged U.S. government shutdown;
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
•our reliance on a small number of individual contracts and customers;
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
•the effects of changes in laws and regulations governing our business, including actions resulting from non-routine government actions or orders, changes in tax laws and applicable interpretations and guidance thereunder, or changes in accounting policies, rules, methodologies, and practices, and our ability to estimate the impact of such changes including shifting macroeconomic conditions and uncertainty;
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

PART I
Item 1. Business
General
Maximus, a Virginia corporation established in 1975 and celebrating its 50th anniversary this year, is a leading provider of tech-enabled services to government agencies. By moving people, technology, and government forward, Maximus helps improve the delivery of public services for more than 100 million American citizens, as well as citizens in the U.K., Canada, and the Middle East, amid complex technological, health, economic, and social challenges. As a trusted and accountable partner to primarily U.S. federal and state customers, we proudly design, develop, and deliver innovative and efficient programs that improve government’s effectiveness in serving its citizens.
We create value for our customers through our ability to translate public policy into operating models that achieve outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from an industry with increasing demand, constrained government budgets, and an increased focus on technology as governments prioritize modernization. We also demonstrate the ability to move quickly, ranging from digitally enabled contact center support services for natural disaster response to swift establishments of public health and safety initiatives.
Our past and future success is based upon our strategic priorities that we believe are aligned with long-term demand characteristics and bipartisan programs that shape the role of government in serving its citizens.
•Tech-Enabled Customer Service. Maximus applies advances in business intelligence, predictive analytics and emerging technologies to advance a government agency’s mission. We proactively detect and resolve barriers to reach target populations. In doing so, we aim to achieve higher levels of satisfaction, performance accuracy and accountability for our government customers. We take pride in our ability to implement complex public policy with efficient technology-based solutions. Our Total Experience Management is Federal Risk and Authorization Management Program (FedRAMP) secure, modular, and a scalable cloud-based platform that helps enable federal agencies to deliver smarter, citizen-centric services. We believe that this capability is an added differentiator for Maximus as governments seek service-based models to serve their citizens.
•Focused on the Future of Health. Maximus helps governments reach the rising demand for health services by automating complex processes and empowering health professionals with timely, actionable data – enabling them to focus on individuals while responding to community needs at scale. Our expanded clinical capabilities and scale also benefit from our adoption of sophisticated technology, including machine learning and AI, to improve the health of people and their communities.
•Advancing Technological Modernization. Maximus provides technology modernization efforts for civilian, defense and national security, and health agencies, enabling us to support customers in the rapidly evolving and increasingly complex cybersecurity and geopolitical landscape. We view progress on this strategic imperative and expanding our federal footprint as critical to ensuring government programs are resilient, dynamic, and integrated.
Our strategic plan is aligned with specific opportunities within all three of our segments and includes a common focus on optimizing processes and simplifying our structure. We also continue to focus on our people - the foundation of our strategy. As an employer of choice, our goal is to continue to prioritize attracting, retaining, developing, and empowering employees as a central part of our plan for achieving future growth.

Our Business Segments
We operate our business through three segments: U.S. Federal Services, U.S. Services, and Outside the U.S. We operate in the United States and worldwide.
For more information on our segment presentation and geographic distribution of our business for the 2025, 2024, and 2023 fiscal years, see "Note 3. Business Segments" within Item 8 of this Annual Report on Form 10-K.
U.S. Federal Services Segment
Our U.S. Federal Services Segment generated 56% of our total revenue in fiscal year 2025.
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.
Program Operations. Program operations include a range of business process services (BPS), including eligibility and enrollment, outreach, and other services for federal health and human services programs. This includes our contract with the Centers for Medicare and Medicaid Service (CMS) to manage the Contact Center Operations (CCO), supporting the federal marketplace under the Affordable Care Act (ACA) and also serving as the primary support engagement center for Medicare, also known as 1-800-MEDICARE.
We are an independent and conflict-free customer service provider assisting borrowers with Department of Education-originated loans. We view student loan servicing as an opportunity to apply our insights, expertise, and quality-driven approach through support for Federal Student Aid (FSA) and student borrowers. We also support the Office of Personnel Management's Federal Employees Health Benefits program each year during its open enrollment period, handling the surge in customer calls.
The way we deliver these services differs between contracts but may include a combination of digitally enabled contact centers, mail-room operations, and mobile or web-based platforms.
Clinical Services. In line with our strategic focus for the future, we continue to expand our clinical programs, most notably through the U.S. Department of Veteran Affairs (VA) medical disability examinations (MDE) contracts. As a leading provider of MDEs, we administer the clinical evaluation process for U.S. veterans and service members on behalf of the VA and manage a vast network of experienced clinicians focused on serving veterans. This highly scaled platform in the U.S. federal government domain is an in-demand capability across a multitude of agencies.
The independent health and disability assessments and appeals portion of our business continues to be a growing part of our overall portfolio, lending further credibility to our organic growth efforts with other federal departments and in non-federal markets.
Technology Solutions. We execute on digital strategy to deliver technology solutions that advance agency missions, including the challenge to modernize, provide better service delivery, and drive process efficiencies. Our core capabilities include:
•Application development and modernization: Modernize, develop, and deliver solutions utilizing automation and agile development, security, and operations, known as DevSecOps, practices.
•Enterprise Business Solutions: Integrate and manage disparate business processes and systems.
•AI and Advanced Analytics: Provide data science, analytics, AI and machine learning, robotic process automation and high-performance computing to make informed decisions and solutions.
•Cybersecurity: Deliver full spectrum cybersecurity services, including cyber engineering and operations, digital forensics, and incident response.
•Cloud Infrastructure and Engineering: Deploy solutions that leverage cloud-hosted and on-premise designs to optimize costs.
•Data Management: Define data modernization, engineering, operations and retention policies, manage data backups, ensure compliance with privacy regulations while enabling secure and efficient data access and help navigating complex data migrations.

We utilize machine learning and AI to build bespoke data models, providing predictive analytics designed to maximize process efficiency, as well as identify systemic process issues that can be isolated and prioritized for troubleshooting. End-to-end automation of software development and business processes achieves speed, efficiency, and error reduction, as well as advanced tool capabilities, resulting in greater operational efficiency, enhanced customer experiences, and increased return on investment. Finally, high-performance computing clusters support mission requirements for data mining, scientific modeling, advanced analytics, research, and machine learning.
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
A small number of U.S. federal agencies provide the majority of this segment's revenue. There is no significant seasonality in this segment's revenue, although certain contracts may experience some uptick in work tied to CMS's open enrollment period. Other fluctuations may result from volume variations or program maturity, with contracts recording lower revenue and profitability during program startup.
Our primary competitors in the U.S. Federal Services Segment are General Dynamics Information Technology, Deloitte, Leidos, IBM, Accenture, Booz Allen Hamilton, and other federal contractors.
U.S. Services Segment
Our U.S. Services Segment generated 32% of our total revenue in fiscal year 2025.
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related professional services work for U.S. state and local government programs. These services support a variety of programs, including the programs under Medicaid and Children's Health Insurance Program (CHIP), ACA marketplaces, Temporary Assistance to Needy Families (TANF), and child support programs.
Program Operations. Program operations include our comprehensive program administration services for government health benefit programs. The services we provide vary from program to program but may include:
•Centralized AI-enabled multilingual customer contact centers that include digital self-service options to better serve citizens' needs across a range of state programs;
•Application assistance and independent health plan choice counseling to beneficiaries to help them access benefits and make informed choices;
•Beneficiary outreach, education, eligibility assistance, enrollment, credentialling, and redeterminations services. In programs such as Medicaid, Maximus does not make the final determination of eligibility; and
•Administration of programs that provide subsidized telephone services for eligible consumers.
As a leading supplier in many of the health program administration markets that we serve, we are the largest provider of Medicaid eligibility support and enrollment services and state-based health insurance exchange operations.
Clinical Services. Clinical services include our person-centered assessment services, primarily to determine consumers' eligibility for Medicaid Long-Term Care services. Clinical services is a growing portion of the segment and demonstrates successful focus and execution of our continued strategy. Our services help governments engage with program recipients while at the same time helping improve the efficiency, cost-effectiveness, quality, and accountability of state health and disability benefits programs. These include assessments of individuals in need of long-term services and support, including clinical eligibility for services, level of care assessments, plan of care assessments and Preadmission Screening and Resident Reviews. We provide clinical assessment services to some of the largest programs in the United States.
Employment Services. Employment services cover a number of attributes, including eligibility support, case management, job-readiness preparation, job search and employer outreach, job retention and career advancement, and selected educational and training services, including vocational training. Children services include full and specialized child support case management services through customer contact center operations and program and systems professional services. Our services also cover eligibility review and enrollment support for social security benefits for disabled adults and children receiving foster care.

Technology Solutions. Technology solutions offer state and local governments assistance with system planning, implementation oversight, and the construction and maintenance of client systems to allow processing of transactions. We also provide system implementation project management and Independent Verification and Validation (IV&V) services to state and local clients. Our IV&V services provide comprehensive objective testing to confirm that requirements in client systems are correct, and validate that the system correctly implements the functionality and security requirements. Consistent with our overall corporate strategy, technology solutions in our U.S. Services Segment is an area of focus for growth.
The rest of the segment's revenue is from specialized services. These services include financial services, including cost allocation plans, business process assessment and design, quality assurance processes, including policy and procedure reviews, and audit preparation and compliance, including grant and proposal reviews. The segment also assists commercial customers in claiming workforce and location-based tax benefits.
Services within this segment may be provided through a variety of media, including call centers, mailing operations, internet and mobile applications. The segment may experience seasonality due to transaction-based work, such as program open enrollment periods. Other fluctuations may arise from changes in programs directed by our clients and activity related to contract life cycles.
A small number of large states comprise a significant share of this segment's revenue. In addition, even though the majority of our direct clients are state governments, a significant amount of our revenue is ultimately funded via the U.S. federal government in the form of cost-sharing arrangements with the states, as is the case with Medicaid.
Our primary competitors are government insourced operations. External competitors include Conduent, Automated Health Systems, TTEC, Acentra Health, GetInsured, Public Consulting Group, and Deloitte. Some of these companies compete with the segment in a single market, while others compete in multiple markets. We also compete against specialized private companies, often within a regional or state focused market area, and nonprofit organizations that vary based on the nature of the work.
Outside the U.S. Segment
Our Outside the U.S. Segment generated 11% of our total revenue in fiscal year 2025.
Our Outside the U.S. Segment provides BPS and other solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the Functional Assessment Services (FAS) contract and the Restart employment program. We also provide services in Canada and the Middle East.
We have reshaped this segment to align with the broader Maximus strategy. Through fiscal years 2023 to 2025, we divested a number of businesses with a goal of reducing volatility in the performance of this segment.
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
Clinical Services. Clinical services includes appeals and assessments work. On these contracts, we are typically reimbursed for each transaction. The FAS contract in the United Kingdom is a hybrid contract with cost-plus elements coupled with a number of incentives and penalties to achieve the programmatic outcomes defined by the government in order to ensure quality and timeliness of service. Maximus carries out these assessments on behalf of the Department for Work and Pensions (DWP), and the DWP makes the final decision on the level of benefit.
The balance of the segment provides program administration and some specialized services, including technology services and health care administration software.
Seasonality is not significant to this segment.
Our primary competitors in this segment include Atos, Capita, Serco, Reed in Partnership, Ingeus, Advanced Personnel Management, IBM, NTT Data, Pacific Blue Cross, Sawaeed, Elm, and other specialized private companies and nonprofit organizations. Although the basis for competition varies from contract to contract, we believe that typical contracts are awarded based on a mix of comprehensive solutions and prices. In some cases, clients award points for past performance tied to program outcomes.

Contract Payment Terms
Payment for our services varies from contract to contract based upon factors such as the priorities of the customer and their willingness to share risks and rewards. We summarize the manner in which we are compensated for services into four categories. Additional details on these revenue types is available in Note 4. Revenue Recognition within Item 8 in this Annual Report on Form 10-K.
•Our performance-based revenues are paid based upon metrics, such as the number of calls, assessments, enrollments, or the size of the membership pool being maintained. Our employment services contracts typically have outcome-based payments to ensure that we help job seekers find sustained employment and achieve economic independence. Performance-based arrangements are typically used on BPS contracts and require careful assessment of the marginal costs of any contract.
•Our cost-plus revenues are paid based upon direct and indirect costs incurred by us, with an additional profit margin and, in some cases, an award fee based upon performance.
•Fixed price revenues are paid at a set rate. These contracts are typically well established with a known volume of work.
•Time and materials revenues are billed at a fixed labor rate per hour, with reimbursement of non-labor costs. These terms are common in many of our technology services contracts.
Individual contracts may have one, or more than one, of these payment terms. In general, performance-based and fixed price contracts provide a higher risk to us and, thus, typically have higher profit margins. Contracts may also include penalties, such as those based upon maintaining a certain level of performance, which may result in reductions in revenue.
Competitive Advantages
Across our segments, we bid for work against a variety of competitors. We believe the competitive advantages we hold include:
•Significant subject matter expertise in the design, implementation, administration and operation of our programs, including decades of experience;
•Our abilities in converting program requirements into technology-based solutions with our knowledge of and experience with complex and evolving government security standards;
•Our financial strength, including a robust operating cash flow and access to a $750 million credit line; and
•Our experience in bidding for work within the government field, which can be difficult for new or inexperienced competitors; and
•End‑to‑end talent strategy designed to provide alignment to meet organizational needs when and where they arise, enabled by a comprehensive recruiting program that attracts, develops, and retains talent at scale.

Human Resources
Our mission statement of Moving People Forward also applies to our employees - Moving Our Talent Forward. We believe that our culture, values and commitment to our people define who we are, and guide us in making a meaningful impact on the lives of those we serve. We have adopted values of respect, compassion, innovation, accountability, collaboration, and customer focus; through these values, we endeavor to cultivate an environment that attracts and retains the workforce best suited for our current and future business.
As of September 30, 2025, we had approximately 37,200 employees and 9,300 contingent workers, consisting of 15,000 employees in our U.S. Federal Services Segment, 13,600 employees in the U.S. Services Segment, 6,900 employees in the Outside the U.S. Services Segment, and 1,700 corporate administrative employees.
Total Talent
Our Total Talent Team works towards creating holistic processes and strategies to attract, develop, motivate, and retain talent. This end-to-end approach includes sourcing, recruiting, selection, onboarding, succession planning, talent management, ongoing development, the transition to a skills-based organization, and performance management. We aim to ensure we have the right people, with the right skills, at the right time. The team is comprised of two primary departments: Talent Acquisition and Learning and Organizational Development.
Talent Acquisition
Our success depends on our ability to attract talent to meet the needs of our customers and comply with our contracts. We believe our culture values skills and experiences that allow us to deliver robust and innovative approaches to solving some of our communities' most challenging needs. Our recruiting programs broad approach allows us to develop a workforce with a variety of backgrounds, including veterans and people with disabilities, and those from various socioeconomic conditions.
Our teams continue to adapt to the recruiting, hiring, and training needs of our customers in both remote and onsite settings to ensure continuity of vital services.
Learning and Organizational Development
In Moving Our Talent Forward, we have two primary focus areas:
•Mobilizing our talent internally as the business needs, enabling us to move staff between projects, contracts, and functions, and;
•Helping employees level-up for future skill needs; our employees are our collective talent, regardless of project or business function, and we are dedicated to developing, upskilling, and retaining them to meet our future organizational talent needs.
To support mobilizing our talent internally, we created a Strategic Workforce Planning (SWP) function to provide for an employee-centric approach to streamlining the redeployment of our workforce. The SWP function is designed so that we have the right people, with the right skills, at the right time, to meet the demands of our government clients to effectively serve and support the citizens in our own communities. We implemented the “Beach,” which is a virtual status that bridges the gap between assignments, proactively assisting our employees during times of change, providing stability, and enabling employees to move more seamlessly to new projects. We utilize demand signal and pipeline strategies to match talent leaving one project with open positions on ongoing work. As well as reducing costs of severance, recruitment, and rehiring, we believe this creates an atmosphere of increased employee security by providing that once their project is finished, employees can see opportunities to continue their careers.
We endeavor to support our employees in developing skills by fostering a culture of continuous learning and professional growth. We value ongoing development and strive to provide meaningful learning opportunities for all employees. We support enterprise-wide professional development by offering a variety of instructor-led and self-paced learning programs for audiences ranging from individual contributors to frontline supervisors and executive leadership. Our project training teams are positioned to manage customized programs supporting contract requirements, customer service, local leadership development, and employee engagement. We also provide many employees with online role-based and skill-based learning tools. We invest in both internal cross-functional resources and an innovative AI Total Talent Management System called Eightfold. Eightfold is designed to enable us to address talent needs and gaps more effectively. It is structured as a career hub that gives us more data and insight into the skillsets of our employees, recommends internal roles based on skillsets and career aspirations, and connects employees with skill development opportunities.

Total Rewards
We offer and maintain market-competitive total rewards programs for our employees designed to attract and retain superior talent. In addition to competitive base wages, additional programs include incentive bonus opportunities, restricted stock units, performance stock units, global retirement programs including a company-matched 401(k) Plan in the United States, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, and supplemental programs to support our employees’ physical, mental, and financial well-being.
Employee Engagement
We believe engaged employees stay longer, provide a better client experience, and influence other employees. To better understand employee morale, satisfaction, and engagement, we administer an annual Global Employee Engagement survey. We aim to use anonymous feedback to shape the employee experience and culture where our values are lived out. We disperse aggregated results throughout the organization to ensure all levels of management understand employee sentiment. Maximus empowers employee leaders alongside an organizational action committee to review the responses and create action plans to improve our culture and performance. Our overall employee engagement score is reflected as a net promoter score. From our annual Global Employee Engagement Survey in fiscal year 2025, our net promoter score was positive 36, an improvement from positive 31 in fiscal year 2024. Additionally, 87% of employees indicated they intend to remain with Maximus for at least 12 months. We encourage our culture of engagement through other events including Foundation Month, which is focused on our impacts on local non-profits; Customer Service Week, which celebrates all employees with virtual, interactive events; and our Values Icon Awards, which recognize employees who demonstrate excellence in one of our values.
Awards
We are proud to receive accolades and recognition by our industry peers and the media for making an impact that matters. Our awards include, but are not limited to: TIME’s World’s Best Companies, Washington Post Top Workplace, Fortune America's Most Innovative Companies, Newsweek America's Most Admired Workplaces, Washington Technology Tech 100, US Veterans Magazine Top Veteran-Friendly Companies, VETS Indexes 5-Star Employer, Fortune 1000, and TIME’s America’s Best Midsize Companies. See more of Maximus's awards and recognition at https://maximus.com/awards-and-recognition.
Running our Business Ethically and with Integrity
We believe that we have earned a reputation for service excellence and commitment to the highest ethical principles and values. To maintain this reputation, we strive to consistently demonstrate the highest standards of accountability, integrity, responsibility, and ethics in our daily activities, across the organization globally, and across all disciplines.
We aim to be champions for an inclusive and collaborative culture that is free from discrimination and harassment, where everyone is treated with respect and dignity.
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
Environment
The Board of Directors' Nominating and Governance Committee has oversight responsibility for sustainability matters, which includes climate-related risks and opportunities.
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

Some of our customers are requesting that their providers adopt and disclose their climate policies and principles and are using these in procurement decisions. These requirements vary between customers and are constantly evolving, often with limited notice. Such policies and principles may be subjective, and the manner of scoring our performance against our competitors may vary between bids. The inclusion of these additional criteria, in addition to price and quality of service, may provide opportunities for us but may also count against us in competitive bids if our real or perceived performance against climate and environmental requirements is deemed unsatisfactory. As procurement trends evolve, we are engaged in efforts to mature our programs and processes to meet the demands. Additional information on risks pertaining to such matters may be found in Item "1A. Risk Factors."
Government Regulations
Our business is heavily regulated. In the United States, we must adhere to local, state, and federal laws and regulations. Within the U.S. Federal Services Segment, we must also comply with the Federal Acquisition Regulations (FAR), which regulates the procurement, award, administration, and performance of U.S. government contracts. Outside the United States, we must also comply with local laws and regulations as determined by geography, as well as U.S. government laws. Adherence includes human rights protections, environmental regulation, and contract specifications. Our government clients have strict policies, procedures, and requirements in the procurement process, as well as regulations governing contract pricing and reimbursable costs.
Almost all of our contracts with government clients contain 'termination for convenience' provisions. These provisions allow the client to terminate or modify a contract at any time and enables us to recover only our costs incurred or committed and settlement expenses and profit, if any, on work completed prior to termination.
Legislative Updates
We actively monitor legislative initiatives and respond to opportunities as they develop. Much of our work depends upon us reacting quickly to dynamic changes in the legislative landscape to assist with implementation of new legislation. Legislative initiatives may create new growth opportunities and potential markets for us. Legislation passed in all the geographies in which we operate can have significant public policy implications for all levels of government and presents viable business opportunities. Examples of legislative initiatives that have created new growth opportunities for us are as follows:
Public Law 119–21, known as the One Big Beautiful Bill Act (OBBBA), is a U.S. federal statute signed into law on July 4, 2025. Among the hundreds of provisions to modify the regulatory framework in the United States, the OBBBA prescribed a multitude of changes to the Medicaid program for which we are a leading provider of such service to state governments. Two primary changes to Medicaid eligibility that we expect will necessitate greater management by states are (1) more frequent redeterminations and (2) the addition of work/community engagement requirements, both scheduled to be effective December 31, 2026, and apply exclusively to the adult expansion portion of Medicaid. The redetermination frequency for the adult expansion population will increase from annually to every six months. The work/community engagement requirement for the adult expansion population is 80 hours of reported work, or other qualifying conditions, per month. The Department of Health and Human Services is scheduled to release final rules for this provision by June 1, 2026 and states are permitted to request a delay on the effective date by up to two years. Health insurance providers are precluded from managing the community engagement requirement on behalf of states.
The OBBBA also prescribed changes to the Supplemental Nutrition Assistance Program (SNAP) administered at the state level. Improper over- and under-payments for this program’s benefits are measured with an error rate metric. Provisions in the OBBBA introduce a reduction of federal funding to states if they exceed certain error rate thresholds. The reductions of federal funding are scheduled to take effect in fiscal year 2028, which should incentivize states to improve the effectiveness and quality of program administration.

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
We use our website as a channel of distribution for important company information. Important information, including press releases, earnings and analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K or any other report or document we file with the SEC.

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
Risks Pertaining to Our Client Relationships
We rely on key contracts with state, local, and federal governments for a significant portion of our revenue. A substantial reduction in those contracts would materially adversely affect our operating results.
In fiscal year 2025, approximately 55% of our total revenue was derived from the U.S. federal government, and approximately 33% of our total revenue was derived from contracts with state and local government agencies. Any significant disruption or deterioration in our relationship with federal, state, and local governments and a corresponding reduction in these contracts would significantly reduce our revenue and could substantially harm our business.
In fiscal year 2025, approximately 60% of our revenue came from our ten largest contracts. Furthermore, approximately one-fifth of our revenue came from contracts with a single federal agency. If any of our current significant contracts or significant contracts we enter into in the future were terminated or our work under those contracts was decreased, our revenues and net income could significantly decline. Additional potential impacts of the loss of a significant contract or contracts might include impairment charges related to tangible and intangible assets, including goodwill. Our success will depend on our continued ability to develop and manage relationships with significant customers and there is no assurance that we will be able to diversify our customer base in the near future, if at all.
The markets in which we sell our services are served by a relatively small number of governmental agencies, which limits the number of potential customers. We cannot provide assurance that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will continue to buy our services in the same volume as in prior years. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions could impact our business.
Our contracts typically run for a fixed number of years and may be extended for an additional specified number of years if the contracting entity or its agent elects to do so. When these contracts expire, they may be opened for bidding to competing bidders, and there is no guarantee that the contracts will be renewed or extended. Our clients may elect to open bidding processes earlier than anticipated, resulting in increased competition prior to the anticipated end of contracts.
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

We obtain most of our business through competitive bidding in response to government Requests For Proposals (RFP). We may not be awarded contracts through this process at the same level in the future as in the past, and contracts we are awarded may not be profitable.
Substantially all of our customers are government agencies. To secure work with government customers, we are often required to respond to competitive government RFPs, and we will only be issued a contract award when we win such a competition. To do so effectively, we must accurately estimate our cost structure for providing the required services, the time required to establish operations, and attempt to submit a proposal that is more advantageous for the client than our competitors' proposals. We must also assemble and submit a large volume of information that must comply with the RFP's rigid requirements and relatively short timetable. Our ability to successfully respond to RFPs could greatly impact our business. There is no assurance that we will continue to be awarded contracts in response to government RFPs, and when we are awarded such contracts, they may not be profitable. The competitive bidding process has substantial costs, including labor costs and management's time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors, or that may be awarded but for which we do not receive a meaningful volume of task orders.
In addition, competitors may protest contracts awarded to us through the RFP process that may cause the award to be delayed, cancelled, or require the customer to reinitiate the RFP process. Any loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenues and profitability. In addition, certain of our multiple-award contracts require that we make post-award efforts to obtain task orders under the contract. Because of these factors, we may not be able to obtain task orders or recognize revenue under these multiple-award contracts.
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
Within our U.S. federal business, our ability to participate in many competitive bids in response to government RFPs is dependent on us maintaining our status as a contractor on, and/or winning new Government-Wide Acquisition Contracts (GWACs). GWACs are an important process by which agencies of the federal government purchase goods and services. Eligibility to remain on a GWAC changes over time. If we are unsuccessful in maintaining eligibility or are not awarded GWACs, this would have a negative impact on our future opportunities.
A GWAC is a procurement instrument intended for use by multiple U.S. federal government agencies. GWACs are pre-competed, multiple-award, indefinite-delivery, indefinite-quantity (IDIQ) contracts that are intended to provide flexibility and streamline the acquisition process, enabling the U.S. federal government to buy total information technology (IT) solutions more efficiently. All IDIQs, including GWACs, are regulated by the FAR, which sets forth rules and regulations that must be followed by federal agencies and providers of goods and services to the government in the procurement process. This includes competing for the award of task orders pursuant to GWACs. For instance, in 2018, Maximus was named a recipient of the U.S. General Services Administration's (GSA) Alliant 2 GWAC. Alliant 2 is an unrestricted, multi-vendor IDIQ award with a contract ceiling of $50 billion. Later, we competed for and won a contract that was awarded as a task order under the Alliant 2 GWAC. If we are unable to adapt to changing eligibility requirements for strategic GWAC competitions, we would risk losing access to related contracts and awards. If we are unable to win task orders under GWACs, our profitability and results of operations could be adversely affected.

Our business could be adversely affected by legislative or government budgetary and spending changes, including pricing changes.
The market for our services depends largely on domestic and international legislative programs and the budgetary capability to support programs, including the continuance of existing programs. Many of our contracts are not fully funded at inception and rely upon future appropriations of funds. Accordingly, a failure to receive additional anticipated funding for any reason, including as a result of government shutdowns, may result in early termination of a contract. In addition, many of our contracts include clauses that allow clients to unilaterally modify or terminate contracts with little or no recompense.
Changes in state or federal government initiatives or in the level of government spending due to budgetary or deficit considerations may have a significant impact on our future financial performance. In recent quarters, the U.S. federal government has placed a significant focus on efficiency, including with respect to contracting with private companies. These efforts may have a number of effects on our business.
•Changes in priorities may result in procurement changes, delays or cancellations, as well as changes or cancellations of existing contracts.
•Changes in priorities may also affect the level of demand or funding for our state programs in the United States, which are typically mandated and fully or partially funded by the U.S. federal government.
•Changes to procurement rules may result in additional competition, scrutiny and costs of compliance.
•Changes in federal regulations may require us to change our existing business practices, may be disruptive to our business, may create a level of uncertainty within our workforce and may conflict with local laws and regulations.
•The U.S. Government may seek to lower barriers to entry to allow greater involvement by the private sector. While this may provide additional opportunities for us, it may also expose us to greater levels of competition.
These efficiency efforts are occurring in a highly volatile regulatory environment, which may limit our ability to make long-term planning decisions as these efforts may be curtailed or redirected with a change in administration or change in administration priorities. In addition, disputes over the efficiency efforts may result in legislative delays, including government shutdowns, which could result in additional costs and uncertainty. Furthermore, another prolonged government shutdown could adversely impact our operations, revenue, and cash flow, as the government may issue stop work orders on our contracts and delay payment on work already performed.
Government entities have in the past and may in the future conclude their contracts with us earlier than we expect, or they could terminate their contracts with us earlier than we expect, which may result in revenue shortfalls and unrecovered costs.
Many of our government contracts contain base periods of one or more years, as well as option periods covering more than half of the contract's potential duration. Government agencies do not have to exercise these option periods, and they may elect not to exercise them for budgetary, performance, or any other reason. Our contracts also typically contain provisions permitting a government customer to terminate the contract fully or partially without notice, with or without cause. Termination without cause provisions generally allow the government to terminate a contract entirely or partially for particular services at any time and enable us to recover only our costs incurred or committed and settlement expenses and profit, if any, on the work completed prior to termination. We may not be able to recover all the costs incurred during the start-up phase of a terminated contract.
In addition, in the past, we have experienced performance issues under certain contracts. Some of our contracts involve the development and implementation of complex systems and products to achieve formidable customer goals in a competitive procurement environment. As a result, we sometimes experience technological, scheduling or other performance difficulties, which have in the past and may in the future result in delays, cost overruns and failures in our performance under these contracts. If a government customer terminates a contract for default, we could be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and products from another source.
The unexpected termination of significant contracts could result in significant declines in revenues. If revenue declines occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when, or to what extent a customer might terminate their contracts with us.

If we fail to establish and maintain important relationships with government officials, entities and agencies, our ability to successfully bid under RFPs, retain existing work, and secure new work on future procurements may be adversely affected.
To facilitate our ability to prepare bids in response to competitive procurements, retain existing work, and secure new work on future procurements, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal feedback and advice to government entities and agencies prior to the development of competitive procurement requirements, and our capabilities to support government objectives. We also engage third-party consultants and coalitions to establish and maintain relationships with elected officials and appointed members of government agencies. The effectiveness of these resources may be reduced or eliminated if a significant political change or policy occurs. In that circumstance, we may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees. Any failure to maintain active relationships with government entities and agencies may adversely affect our business.
Our customers may limit or prohibit the outsourcing of certain programs or may refuse to grant consents and/or waivers necessary to permit contractors, such as us, to perform certain elements of government programs.
Governments could limit or prohibit private contractors like us from operating or performing elements of certain programs. Within the United States, state or local governments could be required to operate such programs with government employees as a condition of receiving federal funding. Moreover, under current law, in order to privatize certain functions of government programs, the U.S. federal government must grant a consent and/or waiver to the petitioning state or local agency. If the U.S. federal government does not grant a necessary consent or waiver, the state or local agency will be unable to outsource that function to a private entity, such as us. This situation could eliminate or reduce the value of an existing contract.
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
Our contracts may be terminated due to our failure to satisfy our contractual obligations or to meet performance standards and often require us to indemnify customers for their damages. In addition, some of our contracts contain substantial liquidated damages provisions and financial penalties related to performance failures. The policy coverage and limits in our errors and omissions insurance may not be adequate to provide protection against all potential liabilities. Further, for certain contracts, we may post significant performance bonds or issue letters of credit to secure our performance, indemnification, and other obligations. If a claim is made against a performance bond or letter of credit, we may be required to reimburse the issuer for the amount of the claim. Consequently, we may incur significant costs or liabilities, including penalties, which could adversely impact our operating results, cash flows, financial condition, and our ability to compete for future contracts. The resulting reputational damage may also affect our ability to compete for and win work elsewhere.
If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts.
During fiscal year 2025, we derived approximately 54% of our revenue from performance-based contracts and 13% from fixed-price contracts. For performance-based contracts, we receive our fee on a per-transaction basis or upon meeting specified milestones. These contracts include contracts in which we receive a payment for performing an independent medical examination or placing a participant in sustained employment for a specified time period. For fixed-price contracts, we receive our fee based on services provided. Those services include operating a Medicaid enrollment center pursuant to specified standards, designing and implementing information systems or applications, or delivering a planning document under a professional services arrangement. To earn a profit on these contracts, we must accurately estimate the likely volume of work that will occur, costs, and resource requirements involved, and assess the probability of completing individual transactions or milestones within the contracted time period. If our estimates prove to be inaccurate, we may not achieve the level of profit we expected, or we may incur a net loss on a contract.

Our growth initiatives could adversely affect our profitability.
Our strategic plan seeks to expand our existing business and identify new organic growth opportunities. In seeking these opportunities, we may encounter start-up challenges, new compliance requirements, unforeseen costs, and other risks as we enter new markets, including identifying appropriate opportunities, differentiating ourselves from competitors, managing our ramp-up, recruiting and retaining appropriately experienced and qualified employees, managing customer expectations, and appropriately budgeting and pricing new work.
There are inherent risks in our expansion goals. Even if our efforts are successful, growth initiatives may divert management's focus from our core business, and we may be unable to realize the levels of profitability we anticipated. If we are unable to manage the risks of operating in these new markets, our reputation and profitability could be adversely affected.
Investments we make in the business may not be recovered on a timely basis, or at all.
We are continuously making investments in our business, enhancing resources for company-wide, business line or specific contract initiatives, including technology investments. These expenses include leasing and outfitting office space, purchasing office equipment, developing internal-use software, and hiring personnel. We may also make broad investments in resources, such as technology or personnel, to address new or adjacent markets. These investments may not be recovered if we are unsuccessful in our entrance into these markets.
When making these investments we assume that we will be able to recover these costs through future revenues or anticipated cost savings. If these future revenues or cost savings do not materialize, or fall short of the amounts anticipated, or if our investments exceed our anticipated budgets, we may not be able to realize these anticipated benefits. If our anticipated benefits are delayed, this may result in greater cash outflows and cause us to increase our borrowings. In addition, payments due to us from government agencies may be delayed due to administrative delays, billing cycles, or as a result of failures by the government to approve governmental budgets in a timely manner. To the extent that we have deferred the cost of these upfront investments as balance sheet assets, an anticipated failure to realize the benefits of these costs may result in impairment charges.
We face competition from a variety of organizations, many of which have substantially greater financial resources than we do; we may be unable to compete successfully with these organizations.
We face competition from a number of different organizations depending upon the market and geographic location in which we are competing. Some of our most significant competitors are included in Item 1. Business of this Annual Report on Form 10-K.
Many of these companies are international in scope, larger than us, and have greater financial resources, name recognition, and larger technical staff. Merger and acquisition activity is widespread in our industry and could result in the emergence of companies which are better able to compete against us. Substantial resources could enable certain competitors to initiate severe price cuts or take other measures in an effort to gain market share. In addition, we may be unable to compete for the limited number of large contracts because we may not be able to meet an RFP requirement to obtain and post a large performance bond. In some cases, competitors may choose to take greater risks or lower profit margins in order to enter a market or build market share. Also, in some geographic areas, we face competition from smaller firms with established reputations and political relationships. We also compete with smaller, more specialized companies that concentrate their resources on particular areas. Additionally, we may compete with the U.S. federal government's own capabilities. There can be no assurance that we will be able to compete successfully against our existing or any new competitors.
We use third parties to assist us in providing services to our customers, and these third parties may not perform as expected.
From time to time, we engage subcontractors, teaming partners, or other third parties to provide our customers with a single-source solution. We cannot guarantee that those parties will comply with the terms set forth in their agreements or remain financially sound. We have in the past and may in the future have disputes with our subcontractors, teaming partners, or other third parties arising from the quality and timeliness of their work, customer concerns about them, or other matters. Subcontractor or teaming partner performance deficiencies can result in a customer terminating our contract for default. We may be exposed to liability, and we and our clients may be adversely affected if a subcontractor or teaming partner fails to meet its contractual obligations.

Risks Pertaining to Technology, Data and Data Security
Our use of AI involves risks such as potential liability, regulatory issues, competition, and reputational damage. AI technologies create specific risks that require tailored governance and use case specific review. Insufficient oversight could lead to legal liability, financial loss, and reputational harm.
We use AI to sort, organize, analyze, and generate data for business purposes. AI encompasses machine learning, generative AI, and other standard techniques. The comprehensive lifecycle utilization of AI, whether implemented directly by us or in collaboration with third parties, will necessitate ongoing investment in governance and security resources to help ensure our responsible use of AI and to safeguard against potential risks and vulnerabilities.
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
AI-related legal and regulatory frameworks are evolving due to concerns about bias, discrimination, transparency, and security. The use of AI technologies involves issues associated with intellectual property, data privacy, consumer protection, competition, and equal opportunity, with potential for new regulations. AI is under review by U.S. federal and state and international agencies, and changes in administration may influence the regulatory landscape for AI in the United States. New or expanded AI laws could raise compliance costs and pose unpredictable risks, potentially affecting our operations and results.
We may not be successful in our AI initiatives, which could adversely affect our business, reputation, and/or financial results.
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, investments to integrate AI and machine learning technology into our products and solutions, as well as to use AI to enhance our own business operations. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Our competitors may be larger, more diversified, better funded, and have access to more advanced technology, including AI. These competitive advantages may enable our competition to innovate better and more quickly and to compete more effectively on quality and price, causing us to lose business and profitability. Burgeoning interest in AI may increase our competition and disrupt our business model. AI may lower barriers to entry in our industry and we may be unable to effectively compete with the products or services offered by new competitors. AI-related changes to the products and services we offer may affect our customers’ expectations, requirements, or tastes in ways we cannot adequately anticipate or adapt to, causing our business to lose sales, customers, or the ability to operate profitably and sustainably.
Our systems and networks are and have been subject to cybersecurity breaches.
We are a trusted provider to government and other clients of critical health and human services that rely heavily upon technology systems, software, and networks to receive, input, maintain, and communicate participant and client data. The risk of a security breach, system disruption, ransom-ware attack, or similar cyber-attack or intrusion, including by computer hackers, cyber terrorists, or foreign governments, is persistent, substantial, and increases as the volume, intensity, and sophistication of attempted attacks, intrusions and threats from around the world increase daily. If our systems or networks are compromised, we could be adversely affected by losing confidential or protected information of program participants and clients or by facing a demand for ransom to prevent disclosure of or to restore access to such information. The loss, theft, or improper disclosure of that information could subject us to sanctions under the relevant laws, breach of contract claims, contract termination, class action, or individual lawsuits from affected parties, negative press articles, reputational damage, and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities, and financial condition. Additionally, if our internal networks were compromised, we could suffer the loss of proprietary, trade secret, or confidential technical and financial data. That could make us less competitive in the marketplace and adversely affect our existing business, future opportunities, and financial condition.

We have experienced cybersecurity incidents in the past, and have continued to experience cybersecurity incidents, that were immaterial. In the third quarter of fiscal year 2023, we experienced a material cybersecurity incident as the personal information of a significant number of individuals was accessed by an unauthorized third party by exploiting a zero-day vulnerability in a third-party vendor's file transfer application used by many organizations, including us. We have recorded expenses in connection with our investigation and remediation activities related to this incident; further details are included in "Note 15. Commitments and Contingencies" in Item 8 of this Annual Report on Form 10-K. We may continue to experience cybersecurity incidents in the future. There can be no guarantee that our preventative and remediation efforts will be sufficient to protect our information systems, information, and other assets from significant harm and that future cybersecurity incidents will not have a material adverse effect on us or our results of operations or financial condition or cause reputational or other harm to us. For more information regarding our cybersecurity risk management, see "Item 1C. Cybersecurity" of this Annual Report on Form 10-K.
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
Our growth strategy includes a program to identify and execute acquisitions to enable long-term, sustainable, organic growth by continuing to expand the business, enhance our clinical and digital capabilities, and extend into new and adjacent market areas. Although we anticipate that acquisitions will create long-term shareholder value, this expectation is based on assumptions about our acquisitions and preliminary estimates of their performance, which may change materially. The benefits of acquisitions depend, in part, on our ability to successfully integrate the acquired businesses and realize the anticipated benefits, including business opportunities and growth prospects from combining our businesses. We may not achieve these objectives within the anticipated time frame or may never realize these benefits, and the value of our common stock may be harmed. Integration of acquired businesses may result in material challenges, including, without limitation:
•Our management might have its attention diverted from ongoing business concerns while trying to integrate these operations, and we could experience performance shortfalls within our existing or acquired businesses as a result of the devotion of management's attention to integration efforts.
•The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company's ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, IT systems, compliance requirements, procedures, and policies, any of which could materially adversely affect our ability to maintain relationships with customers, employees, or other third parties, or our ability to achieve the anticipated benefits of the transactions, and could harm our financial performance.
•We could encounter unanticipated issues in integrating IT, communications, and other systems that could harm our financial performance.
•If we are unable to successfully or timely integrate our operations with those of the companies or assets we acquire, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies, and other anticipated benefits, and our business, results of operations, and financial condition could be materially adversely affected.

We may face liabilities arising from divested or discontinued businesses.
We have divested a number of businesses. Similar to acquisitions, divestitures may divert attention and encounter issues as we complete the disposal. The transaction documents for those divestitures typically contain a variety of representations, warranties, and indemnification obligations, as well as ongoing financial arrangements and guarantees post-divestiture. We have faced, and continue to face, indemnification claims and liabilities, including those from alleged breaches of representations and warranties.
In connection with our acquisitions, we may be required to take write-downs, write-offs, restructuring, impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition, and results of operations.
The due diligence we conduct on our acquisitions may not reveal all material issues that may be present, nor does it preclude factors outside of our control from arising later. There is no assurance that our representations and warranties insurance policies that we purchase for certain acquisitions will cover any losses we might experience from breaches of the sellers' representations and warranties or otherwise arising from the acquisitions. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If acquisitions do not perform as anticipated, we may be required to take restructuring, impairment, or other charges that could negatively affect our business, assets, liabilities, prospects, financial position, results of operations and outlook.
We are required to identify the fair value of assets acquired, such as customer relationships and technology, using estimates that are based upon factors such as expected future operations and the manner in which we will utilize these assets, which may be inaccurate or may change post-acquisition. In addition, we have recorded $1.78 billion of goodwill at September 30, 2025. This balance represents the difference between the amount paid for acquisitions and the identifiable assets acquired. Goodwill is allocated to reporting units, consistent with our segments, and is regularly reviewed to ensure that the value of those segments exceeds the carrying value of the assets held, including goodwill. If the carrying value of our assets, including goodwill, exceeds their fair value, we may be required to impair our goodwill, which could result in a significant effect on our financial results and condition.
Risks Pertaining to Legal Compliance
We are subject to review and audit by governments at their sole discretion and, if any improprieties are found, we may be required to refund revenue we have received or forego anticipated revenue, which could have a material adverse impact on our revenue and our ability to bid in response to RFPs.
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of the U.S. federal government, state, local, and foreign governments, and otherwise in connection with performing services in countries outside of the United States. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by U.S. federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business, including but not limited to bid protests, employment matters, contractual disputes, and charges before administrative agencies.
We may be subject to fines, penalties, and other sanctions if we fail to comply with laws governing our business.
Our business operates within a variety of complex regulatory environments, including but not limited to the FAR, Federal Cost Accounting Standards, the Truth in Negotiations Act, the Fair Debt Collection Practices Act (and similar national, state, and foreign laws), the Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act, as well as the regulations governing Medicaid and Medicare and accounting standards. If a government audit finds improper or illegal activities by us or we otherwise determine that these activities have occurred, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or disqualification from doing business with various governments. Any such determination could adversely impact our ability to bid in response to RFPs in one or more jurisdictions. Further, as a government contractor subject to the types of regulatory schemes described above, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits, and other legal actions and liabilities to which other private sector companies are not, the result of which could have a material adverse effect on our operating results, cash flows, and financial condition.

Adverse judgments or settlements in legal disputes could harm our operating results, cash flows, and financial condition.
From time to time, we are subject to a variety of lawsuits and other claims. These may include lawsuits and claims related to contracts, subcontracts, securities compliance, employment and wage claims, and compliance with Medicaid and Medicare regulations, laws governing student loans and child support enforcement, and other matters. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief. In addition, litigation and other legal claims are subject to inherent uncertainties, and management's view of these matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable court or jury decisions, and the differing laws and attitudes regarding damage awards among the states and countries in which we operate.
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
Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our business.
Although we make efforts to monitor our employees and subcontractors, it is not always possible to prevent or detect misconduct. Misconduct might include improper use of client information, failure to comply with government procurement operations, engaging in unauthorized activities, misusing authorized access, or falsifying time records. As a result of any such misconduct, we may be subject to fines and civil or criminal penalties, restrictions on bidding or performing work for our customers or potential customers, as well as damage to our reputation. These damages could materially affect the results of our operations and financial condition.
Requirements and expectations related to the manner in which we operate our business, particularly pertaining to environmental, social and governance practices, may differ between our stakeholders, exposing us to additional costs and risks.
Numerous stakeholders are taking a close interest in the manner in which we operate our business. Expectations are being set by our customers, employees, and investors on issues such as climate change and workplace culture. These expectations may affect us through specific laws or regulations in the markets in which we operate, conditions on which we bid for work or how we are evaluated as a bidder, in the manner in which we maintain our reputation with the communities we serve, and in criteria used by investors in evaluating our stock. In some cases, expectations between different parties may conflict and the expectations may evolve quickly. If we do not closely evaluate the policies we follow and clearly communicate them, we may be at risk of noncompliance with laws and regulations, reputational damage, challenges in bidding for or retaining work, difficulties in recruiting and retaining employees and business partners, and a decrease in the valuation of our stock.

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
Our delivery of services is labor-intensive. When we are awarded a government contract, we must quickly hire project leaders and operational staff. Some larger projects have required us to hire and train thousands of operational staff in a short time period. That effort can be especially challenging in geographic areas with low unemployment rates. The additional operational staff also creates a concurrent demand for increased administrative personnel. Our success requires that we attract, develop, motivate, and retain:
•experienced and innovative executive officers;
•senior managers who have successfully managed or designed government services programs; and
•IT professionals who have designed or implemented complex IT projects within and outside the United States.
Innovative, experienced, and technically proficient individuals are in great demand and are likely to remain a limited resource. There can be no assurance that we will be able to continue to attract and retain desirable executive officers, senior managers, management personnel, and IT professionals. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.
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
The potential for adverse media coverage may have a negative effect on the willingness of government agencies to outsource or cause them to seek contract terms that could impact us adversely, which has happened in the past and could happen again in the future. A successful union organizing effort at one or more of our locations could substantially increase our costs and result in our inability to successfully recompete for existing business.
Outside the United States, we currently operate outsourced programs with unionized employees in the U.K. and Canada. We experienced opposition from unions in Canada, which objected to the outsourcing of government programs. Our unionized workers outside the United States could declare a strike or could bargain in a manner that could adversely affect our performance and financial results.

General Risk Factors
A number of factors may cause our cash flows and results of operations to vary from quarter to quarter.
Factors that may cause our cash flows and results of operations to vary from quarter to quarter include:
•the commencement, completion, or termination of contracts;
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
•delays in payments from customers for a variety of reasons, including updating payment systems and timing for contract updates;
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
In cost-plus contracts, we work with our customers to come to an agreement for wage increases to meet the current demand and hiring needs, which generally does not impact profitability of these contracts. For fixed-price and performance-based contracts, large and/or sudden changes to the labor market may require us to hire talent at wage levels higher than budgeted, which can adversely impact results on what are often multi-year contracts. For example, our fixed-price and performance-based contracts typically include labor escalators but varying market conditions could require wage increases exceeding the priced escalators, which would adversely impact margins. This has happened in the past and may happen again in the future. This is one of many factors that may impact profitability on multi-year fixed-price and performance-based contracts.
Our indebtedness could adversely affect our business and our ability to meet our obligations.
At September 30, 2025, we owed $1.3 billion under our credit facilities. At September 30, 2025, our effective interest rate was 5.37%, compared to 5.52% at September 30, 2024. Our credit facilities are subject to variable rates that expose us to interest rate risk. When interest rates increase, our debt service obligations on the variable rate indebtedness increase even though the amount borrowed remains the same.
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
Approximately half of our long-term debt is held at variable interest rates. Although interest rates in the United States have declined from recent highs, they remain close to their highest levels in over a decade. Higher interest rates have a detrimental effect on our profits and cash flows, as well as reducing the amount of cash we have available for servicing of debt or other transactions.
We may not be able to realize the full value of our backlog.
At September 30, 2025, our total backlog was $15.3 billion. This represents an estimate of potential revenue from our existing contract portfolio. We may not be able to realize all of this backlog or accurately estimate the timing of revenue from this backlog for a number of reasons.
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
For the year ended September 30, 2025, 11% of our revenue was driven from jurisdictions outside the United States. As a result, a significant portion of our business operations are subject to foreign financial, tax, and business risks which could arise in the event of:
•foreign currency exchange fluctuations, including unrealized foreign exchange gains and losses which may become realized in the event of a disposal or abandonment;
•unexpected increases in tax rates or changes in U.S. or foreign tax laws;
•non-compliance with international laws and regulations, such as data privacy, employment regulations, and trade barriers;
•non-compliance with U.S. laws affecting the activities of U.S. companies in international locations, including the FCPA;
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
•difficulty managing and communicating with teams outside the United States;
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
We have experienced cybersecurity incidents that were immaterial and, as previously disclosed, in the third quarter of fiscal year 2023, we experienced a material cybersecurity incident as the personal information of a significant number of individuals was accessed by an unauthorized third-party exploiting a zero-day vulnerability in a third-party vendor's file transfer application used by many organizations, including us. We recorded expenses in connection with the investigation and remediation activities related to this incident; further details are included in "Note 15. Commitments and Contingencies" in Item 8 of this Annual Report on Form 10-K. To date, we are not aware of any other cybersecurity incidents that have had a material effect on our business. Despite our preventative and remediation efforts, we may continue to experience cybersecurity incidents in the future. There can be no guarantee that such efforts will be sufficient to protect our information systems, information, and other assets from significant harm and that future cybersecurity incidents will not have a material adverse effect on our results of operations or financial condition or cause reputational or other harm to us. Refer to Item 1A of this Form 10-K, which includes a section on "Risks Pertaining to Data and Data Security," for further discussion of the associated risks.
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
The ISO manages our security vendor risk management program. Each vendor’s cybersecurity risk is ranked using a risk tiering calculator. The calculator is designed to provide a consistent methodology for evaluating key risk factors, such as the type of service or product the vendor provides and the location and classification of data. For high- and moderate-risk vendors, an assessment is completed that includes reviewing external audits and certifications (e.g., SOC 2 Type 2 audit, ISO27001 and associated Statement of Applicability, or FedRAMP). As needed, an industry-standard questionnaire is completed by the vendor and the results assessed by ISO in an effort to ascertain the vendor's information security maturity and overall posture. High-risk vendors are re-evaluated annually while moderate-risk vendors are evaluated every three years. Ongoing monitoring is in place for all high and moderate risk vendors using an external service that rates the cybersecurity posture of corporate entities using a scored analysis of cyber threats.
We are in the process of implementing an enterprise-wide third-party risk management program that expands the review of vendors and includes financial and operational screening. This new solution is designed to help ensure compliance with the National Institute of Standards and Technology (NIST) supply chain risk framework that is required when supporting federal agencies.
Governance
Board's Roles and Responsibilities
Oversight for risk management and the overall enterprise risk management strategy of the Company, including cybersecurity, is the responsibility of the Board of Directors. Risks identified are monitored by the Board as a whole or the Board may delegate oversight to a specific subcommittee. Our Technology Committee, comprised of four board members possessing relevant background and experience, assists the Board of Directors in its oversight role with respect to strategy and risk management for our information systems, IT, and cybersecurity.

The Technology Committee is briefed at least quarterly, on the quality and effectiveness of our cybersecurity practices and policies, information security program, and data governance and security program, along with key initiatives in these areas. The Technology Committee also periodically assesses the cybersecurity risk management strategy. This assessment includes reviews of the results of audits, testing, and metrics, including reports of third-party reviewers.
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
Management's Roles and Responsibilities
Our cybersecurity response is handled by our information security team and managed by our Chief Information Security Officer (CISO), who reports to the Chief Financial Officer. Our CISO has over thirty years of business and technical experience in information risk, risk management, and regulatory compliance, including thirteen years in a CISO role. Our information security team manages risks by establishing policies and procedures that manage information system access appropriately. These policies and procedures are tested through internal exercises and with external assistance and supplemented by training and communication to our employees and subcontractors.
Cybersecurity threats are constantly evolving, which drives the evolution of our responses. Typical activities for our information security team include system monitoring, new hire and annual training, testing and evaluation, including "phishing" exercises, and publication of tips and best practices. The results of this testing are communicated to corporate leadership, including to the Technology Committee of the Board of Directors. Our CISO reports to the Technology Committee as requested, but no less than quarterly.

Item 2. Properties
As of September 30, 2025, we leased approximately 130 offices in the U.S., totaling approximately 2.4 million square feet. In five countries outside the U.S., we leased approximately 102 offices, totaling approximately 0.3 million square feet. The lease terms vary from month-to-month to ten-year leases and are generally entered into at market rates. In the event that a property is used for our services in the U.S., we typically negotiate clauses to allow termination of the lease if the service contract is terminated by our customer. Such clauses are not standard in foreign leases.
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
Holders of Record
As of October 20, 2025, there were 30 holders of record of our outstanding common stock. The number of holders of record is not representative of the number of beneficial owners due to the fact that many shares are held by depositories, brokers, or nominees. We estimate there are approximately 151,000 beneficial owners of our common stock.
Dividend Policy
During the first fiscal quarter of fiscal year 2026, we declared a quarterly dividend of $0.30 per share of Maximus common stock. Our quarterly dividends during fiscal years 2025, 2024, and 2023 were $0.30, $0.30, and $0.28 per share, respectively.
We intend to continue paying regular cash dividends, although there can be no assurance. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operating results, capital requirements and surplus, general financial condition, contractual restrictions, and other factors our Board of Directors may deem relevant.
Issuer Purchases of Equity Securities
The following table sets forth the information required regarding purchases of common stock that we made during the three months ended September 30, 2025.

Common Stock Repurchase Activity During the Three Months Ended September 30, 2025
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in thousands)
July 1, 2025 - July 31, 2025	—	$—	—	$65,839
August 1, 2025 - August 31, 2025	375,898	84.05	375,898	$34,246
September 1, 2025 - September 30, 2025	1,345,241	88.64	1,345,241	$280,764
	1,721,139	$87.64	1,721,139
(1)In September 2025, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $400 million of our common stock. This authorization superseded similar resolutions for purchases up to $200 million of our common stock in June 2024 and December 2024.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period from September 30, 2020, to September 30, 2025, with the cumulative total returns for the S&P MidCap 400 Value Index, which is utilized in outstanding market-based equity awards issued by Maximus. In addition, we compared the cumulative total shareholder return of a peer group to our common stock's performance. This peer group is based upon the companies with similar revenue by end market. This peer group is comprised of Booz Allen Hamilton Holding Corporation, CACI International Inc., Conduent, Inc., ICF International, Inc., Leidos, Inc., and Science Applications International Corporation (SAIC). We have also included the S&P 400 Commercial & Professional Index. This index is used in evaluating certain components of senior employee compensation.
This graph assumes the investment of $100 on September 30, 2020, in our common stock, the S&P MidCap 400 Value Index, the S&P 400 Commercial and Professional Index, and our peer group, weighted by market capitalization, and assumes dividends are reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 30 2025
250.00
200.00
150.00
100.00
50.00
0.00
2020
2021
2022
2023
2024
2025
Maximus, Inc.
Peer Group
S&P MidCap 400 Value Index
S&P 400 Commercial and Professional Services Index

Notes:
•The lines represent index levels derived from compounded daily returns that include all dividends.
•The indexes are reweighted daily, using the market capitalization on the previous trading day.
•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•The index level for all series was set to $100.00 on September 30, 2020.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited consolidated financial statements and the related notes thereto for the fiscal years ended September 30, 2025, 2024, and 2023, included in Item 8. Financial Statements and Supplementary Data.
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
A discussion of our results of operations, backlog, and liquidity and capital resources for fiscal year September 30, 2024, including comparisons to fiscal year 2023, can be found in last year's Annual Report on Form 10-K.
Business Overview
For an overview of our business, including our business segments and discussion of the services we provide, see Item 1. Business of this Annual Report on Form 10-K.
Financial Overview
A number of factors have affected our fiscal year 2025 results, the most significant of which we have listed below. More detail on these changes is presented below within our "Results of Operations" section.
•Our business has grown organically, mostly from the expansion of our U.S. Federal Services Segment.
•During the first quarter of fiscal year 2025, we sold our businesses in Australia and Korea. This sale resulted in a loss and increased our full-year tax rate. However, this sale, and similar sales made in fiscal year 2024, have streamlined our international businesses and resulted in improved results in our Outside the U.S. Segment.
•Our operating cash flows remain strong and our overall leverage is relatively low, allowing us to make significant purchases of our own common stock.

Results of Operations
The following table sets forth, for the fiscal years indicated, information derived from our statements of operations. In preparing our discussion and analysis of these results, we focused on the comparison between fiscal years 2025 and 2024.

Table MD&A 1: Consolidated Results of Operations
	For the Year Ended September 30,
	2025	2024
	(dollars in thousands, except per share data)
Revenue	$5,431,276	$5,306,197
Cost of revenue	4,097,833	4,054,545
Gross profit	1,333,443	1,251,652
Gross profit percentage	24.6%	23.6%
Selling, general, and administrative expenses	713,107	671,583
Selling, general, and administrative expenses as a percentage of revenue	13.1%	12.7%
Amortization of intangible assets	92,047	91,570
Operating income	528,289	488,499
Operating margin	9.7%	9.2%
Interest expense	84,080	82,440
Other (income)/expense, net	(640)	(450)
Income before income taxes	444,849	406,509
Provision for income taxes	125,815	99,595
Effective tax rate	28.3%	24.5%
Net income	$319,034	$306,914
Earnings per share:
Basic	$5.56	$5.03
Diluted	$5.51	$4.99
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Year Ended September 30, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Fiscal year 2024	$5,306,197		$4,054,545		$1,251,652
Organic growth	208,961	3.9%	119,480	2.9%	89,481	7.1%
Disposal of businesses	(95,186)	(1.8)%	(86,059)	(2.1)%	(9,127)	(0.7)%
Currency effect compared to the prior period	11,304	0.2%	9,867	0.2%	1,437	0.1%
Fiscal year 2025	$5,431,276	2.4%	$4,097,833	1.1%	$1,333,443	6.5%

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
Our SG&A expenses for fiscal year 2025 include a charge of $39.5 million related to the sale of certain of our businesses in our Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer. Absent this charge, SG&A was broadly consistent with fiscal year 2024.
Interest expense
Our interest expense is principally driven by our debt facility in the United States. During fiscal year 2025, delays in payments from customers resulted in additional borrowings under our revolving credit facility, resulting in higher borrowings than in the prior year. This additional cost was partially offset by lower interest rates.
Our effective interest rate was 5.37% at September 30, 2025, compared to 5.52% at September 30, 2024. We have mitigated our risk by fixing interest rates on approximately half of our debt and our near-term capital allocation plan continues to prioritize reducing our debt using our free cash flow. At our current debt balances, a 100 basis point increase in the Secured Overnight Financing Rate (SOFR) would result in an increased annual interest expense of $7.0 million.
Income taxes
Our effective income tax rate for the fiscal years ended September 30, 2025 and 2024, was 28.3% and 24.5%, respectively. Our fiscal year 2025 tax rate was negatively affected by the disposal of our businesses in Australia and Korea.
For fiscal year 2026, we expect the effective tax rate to be between 25.0% and 26.0%. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed in the United States. We do not believe the OBBBA will have a significant effect on our fiscal year 2026 tax rate but we anticipate that it could have a favorable cash flow impact in fiscal year 2026.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Year Ended September 30,
	2025	2024
	(dollars in thousands)
Revenue	$3,067,691	$2,737,244
Cost of revenue	2,256,928	2,071,482
Gross profit	810,763	665,762
Selling, general, and administrative expenses	341,608	332,140
Operating income	469,155	333,622
Gross profit percentage	26.4%	24.3%
Operating margin percentage	15.3%	12.2%
Our revenue and cost of revenue for the fiscal year ended September 30, 2025, increased 12.1% and 9.0%, respectively, compared to the fiscal year ended September 30, 2024. All movement was organic.
Our revenue growth was driven by our clinical programs, including medical assessments, as well as from support provided to the Federal Emergency Management Agency (FEMA). We have long-standing arrangements with FEMA to provide short-term assistance for natural disasters, the extent and timing of which are difficult to predict.
Our medical assessment revenue benefitted from increased volumes, including those driven by the Honoring our Pact Act, which had necessitated a contract rebid to expand the scale of these arrangements, as well as volume increases from underlying assessment demands. Improvements in performance also reduced our share of penalties incurred, benefitting our profit margin.
Our margins received a benefit from the implementation of technology initiatives, which increased the productivity of our operations.
We anticipate operating margins for the U.S. Federal Services Segment in fiscal year 2026 to range between 15.5% and 16%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related professional services work for U.S. state and local government programs. These services support a variety of programs, including the programs under Medicaid and Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, Temporary Assistance to Needy Families (TANF), and child support programs.

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Year Ended September 30,
	2025	2024
	(dollars in thousands)
Revenue	$1,763,691	$1,911,813
Cost of revenue	1,352,709	1,432,026
Gross profit	410,982	479,787
Selling, general, and administrative expenses	239,718	232,805
Operating income	171,264	246,982
Gross profit percentage	23.3%	25.1%
Operating margin percentage	9.7%	12.9%
Our revenue and cost of revenue for the year ended September 30, 2025, decreased 7.7% and 5.5%, respectively. All movement was organic.
Our fiscal year 2024 results received the benefit of higher volumes as Medicaid redetermination activities continued, resulting in benefits to our revenue and profit margins. As anticipated, our results have returned to a steady state with the conclusion of this additional work.
The OBBBA, signed into law in 2025, requires changes to the manner and funding of some of our state-based programs. Although these changes are not anticipated in fiscal year 2026, states may make changes to programs in anticipation of these changes. The nature, extent and timing of these changes is still uncertain.
We anticipate operating margins for the U.S. Services Segment in fiscal year 2026 to range between 10% and 11%.

Outside the U.S. Segment
Our Outside the U.S. Segment provides business process services and other solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the Functional Assessment Services (FAS) contract and the Restart employment program. We also provide services in Canada and the Middle East.

Table MD&A 5: Outside the U.S. Segment - Financial Results
	For the Year Ended September 30,
	2025	2024
	(dollars in thousands)
Revenue	$599,894	$657,140
Cost of revenue	488,196	551,037
Gross profit	111,698	106,103
Selling, general, and administrative expenses	89,307	98,398
Operating income	22,391	7,705
Gross profit percentage	18.6%	16.1%
Operating margin percentage	3.7%	1.2%

Table MD&A 6: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue and Gross Profit
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Balance for fiscal year 2024	$657,140		$551,037		$106,103
Organic effect	26,636	4.1%	13,351	2.4%	13,285	12.5%
Disposal of businesses	(95,186)	(14.5)%	(86,059)	(15.6)%	(9,127)	(8.6)%
Currency effect compared to the prior period	11,304	1.7%	9,867	1.8%	1,437	1.4%
Balance for fiscal year 2025	$599,894	(8.7)%	$488,196	(11.4)%	$111,698	5.3%
We have divested a number of businesses from this segment across fiscal years 2024 and 2025. In December 2024, we completed the sale of our operations in Australia and Korea. These divestitures resulted in reduced revenues and profits, but provided a significant benefit to our segment operating margin.
Organic growth within the segment came from across the portfolio, including the FAS contract and other volume-based arrangements.
We anticipate operating margins for the Outside the U.S. Segment in fiscal year 2026 to range between 3% to 5%.

Backlog
Backlog represents estimated future revenue from:
•existing signed contracts;
•contracts that have been awarded but not yet signed; and
•unexercised priced contract options.
As of September 30, 2025, we estimate that we had approximately $15.3 billion in backlog.

Table MD&A 7: Backlog by Segment
	As of September 30,
	2025	2024
	(in millions)
U.S. Federal Services	$9,780	$10,286
U.S. Services	3,916	3,867
Outside the U.S.	1,631	2,014
Backlog	$15,327	$16,167
At September 30, 2025, the average weighted remaining life of the contracts in our backlog was approximately 5.0 years, including option periods.
Increases in backlog result from the award of new contracts and the extension or renewal of existing contracts. Reductions in backlog come from fulfilling contracts or the early termination of contracts, which our experience shows to be a rare occurrence. The backlog associated with our performance-based contracts is an estimate based upon management's experience of caseloads and similar transaction volume, which is subject to revision based upon the latest information available. Additionally, backlog estimates may be affected by foreign currency fluctuations. For further discussion of the risks related to our backlog, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K, notably "We may not be able to realize the full value of our backlog."
We believe that it is difficult to predict with certainty future revenue solely based on an analysis of backlog or period-to-period comparisons. The actual timing of revenue from projects included in backlog will vary. We also may experience periods in which there is a greater concentration of rebids, resulting in a comparatively reduced backlog balance until subsequent award or extension on those contracts.
The longevity of these contracts assists management in predicting revenue, operating income, and cash flows for the purposes of business planning. Our standard forecasting process includes analyzing new work pipelines and submitted responses to requests for proposals when predicting future revenue, operating income, and cash flows.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, and availability under our revolving credit facilities. As of September 30, 2025, we had $222.4 million in cash and cash equivalents. We believe that our current cash position, access to our revolvers, and cash flow generated from operations should be not only sufficient for our operating requirements but also to enable us to fund required long-term debt repayments, dividends, and any share purchases we might choose to make. We believe we have access to sufficient funds to manage through another shutdown of the U.S. federal government. See "Note 6. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.

The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 8: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Year Ended September 30,
	2025	2024
	(in thousands)
Cash flows:
Net cash provided by operating activities	$429,372	$515,258
Net cash used in investing activities	(60,261)	(129,104)
Net cash used in financing activities	(343,877)	(275,646)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(538)	3,164
Net change in cash and cash equivalents and restricted cash	$24,696	$113,672
Net Cash Provided By Operating Activities
Net cash provided by operating activities decreased by $85.9 million in fiscal year 2025 compared to fiscal year 2024.
The decline has been driven by movements in cash collections and tax payments.
•Our Days Sales Outstanding (DSO) at September 30, 2025 was 62 days, up from 61 days at September 30, 2024. Although we have experienced payment delays during fiscal year 2025, these have been resolved as of September 30, 2025.
•In fiscal year 2024, we had received advanced payment on a single, large U.S.-based contract. These advanced payments did not recur in fiscal year 2025.
•Our U.S. income tax payments in fiscal year 2025 were approximately $50 million higher than in the prior fiscal year, reflecting increased profitability.
Net Cash Used In Investing Activities
Our investing cash outflows were $60.3 million in fiscal year 2025, declining from $129.1 million in the prior fiscal year.
•We have been making significant investments in our capital base in fiscal years 2024 and 2025, including upgrading technology in our federal medical disability examinations (MDE) contracts. This work was largely completed in the middle of fiscal year 2025.
•Fiscal year 2024 included an investment of $18.0 million to acquire one of our established vendors.
Net Cash Used In Financing Activities
We have utilized $447.5 million in fiscal year 2025 to purchase 5.8 million shares of our common stock. These purchases were funded by our operating cash flows, as well as a $250 million expansion of our credit facility.
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

Free Cash Flow (Non-GAAP)

Table MD&A 9: Free Cash Flow (Non-GAAP)
	For the Year Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$429,372	$515,258
Purchases of property and equipment and capitalized software	(63,213)	(114,190)
Free cash flow (Non-GAAP)	$366,159	$401,068
Material Cash Requirements from Contractual Obligations
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At September 30, 2025, we owed $1.35 billion under the Credit Agreement, with access to an additional $750.0 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2031, when the agreement ends, and must be renegotiated or the funds repaid.
We have included the following table showing our debt balances as of September 30, 2025, and their effective interest rates.

Table MD&A 10: Debt Balances and Interest Rates as of September 30, 2025
	September 30, 2025
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.81%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	353,125	5.66%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2027	75,000	5.62%	Fixed Rate of 3.62% plus 2% margin.
Term Loan B - Unhedged	343,750	6.16%	Term SOFR reset monthly plus 2% margin.
Debt Principal	$1,346,875
(1) The applicable margin for Term Loan A ranges from 1% to 2%, depending on our leverage ratio as determined based on our most recently filed financial statements. As of September 30, 2025, the applicable margin was 1.5%.
Our effective cash interest rate reflects the drivers of our cash interest payments as of September 30, 2025, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of September 30, 2025 was 5.37%.

The Credit Agreement contains a number of covenants. Failure to meet these requirements would result in a need to renegotiate the agreement, seek a waiver, or require us to repay our outstanding debt in full. There are two financial covenants, both defined in the Credit Agreement:
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At September 30, 2025, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 11: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Year Ended September 30,
	2025	2024
	(in thousands)
Net income	$319,034	$306,914
Adjustments:
Interest expense	84,080	82,440
Other (income)/expense, net	(640)	(450)
Provision for income taxes	125,815	99,595
Amortization of intangibles	92,047	91,570
Stock compensation expense	41,182	35,349
Acquisition-related expenses	427	3,218
Loss on sale of businesses	39,549	1,018
Depreciation and amortization of property, equipment, and capitalized software	41,669	33,957
Pro forma and other adjustments permitted by our Credit Agreement	50,832	72,172
Consolidated EBITDA (as defined by our Credit Agreement)	$793,995	$725,783

Table MD&A 12: Consolidated Net Total Leverage Ratio
	For the Year Ended September 30,
	2025	2024
	(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,346,875	$1,145,819
Cash and cash equivalents up to $150 million	150,000	150,000
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,196,875	$995,819

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.51	1.37

Table MD&A 13: Consolidated Net Interest Coverage Ratio
	For the Year Ended September 30,
	2025	2024
	(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$793,995	$725,783

Interest expense	84,080	82,440
Components of other income/expense, net allowed in ratio calculation	1,748	2,533
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$85,828	$84,973

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	9.25	8.54
Leases
As of September 30, 2025, we reported current and long-term operating lease liabilities of $38.6 million and $71.3 million, respectively. These balances represent our contractual obligation to make future payments on our leases, discounted to reflect our cost of borrowing. The majority of these leases are for real estate. In the event that we vacate a location, we may be obligated to continue making lease payments. Where possible, we mitigate this risk by including clauses allowing for the termination of lease agreements if the contract the location covers is terminated by our customer. See "Note 10. Leases" to the Consolidated Financial Statements for information regarding our leases, including obligations by fiscal year.

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
Business Combinations and Goodwill
Our balance sheet as of September 30, 2025, includes $1.78 billion of goodwill and $538.3 million of net intangible assets. These assets are typically obtained through business acquisitions, and their acquisition and maintenance requires certain critical estimates.
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
•Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. This process requires judgment in assessing the fair value of these reporting units. We performed the annual impairment test using the qualitative assessment as of July 1, 2025, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.

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
In fiscal year 2025, 11% of our revenue was generated outside the U.S. We believe that users of our financial statements wish to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements wish to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. During fiscal years 2025 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our net income and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related charges. In addition, Adjusted EBITDA, as calculated by us, is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization of property, equipment, and capitalized software, amortization of intangible assets, and divestiture-related charges. We believe that these non-GAAP measures assist investors in making comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. As disclosed above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement.
We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 14: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Year Ended September 30,
	2025	2024
	(dollars in thousands, except per share data)
Operating income	$528,289	$488,499
Add back: Amortization of intangible assets	92,047	91,570
Add back: Divestiture-related charges	39,549	1,018
Add back: Depreciation and amortization of property, equipment, and capitalized software	41,669	33,957
Adjusted EBITDA (Non-GAAP)	$701,554	$615,044
Adjusted EBITDA margin (Non-GAAP)	12.9%	11.6%

Net income	$319,034	$306,914
Add back: Amortization of intangible assets, net of tax	67,839	67,481
Add back: Divestiture-related charges	39,549	1,018
Adjusted net income excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$426,422	$375,413

Diluted earnings per share	$5.51	$4.99
Add back: Effect of amortization of intangible assets on diluted earnings per share	1.17	1.10
Add back: Effect of divestiture-related charges on diluted earnings per share	0.68	0.02
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related charges (Non-GAAP)	$7.36	$6.11
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
Foreign Currency Risk
As of September 30, 2025, we held net assets denominated in currencies other than the U.S. Dollar of $266.8 million. Of this balance, we had net monetary assets of $132.9 million and cash and cash equivalents of $49.6 million. We consider monetary assets to be those which hold a fair value close to their book value and which represent a recent cash outflow or which will become a cash inflow or outflow within a short period of time. These assets and liabilities are typically cash, billed, billable, and unbilled accounts receivable, current prepaid expenses, operating lease right-of-use assets, accounts payable, accrued compensation, deferred revenue, lease liabilities, and debt.
A hypothetical 10% favorable or unfavorable exchange rate movement across currencies would have the following incremental effects on our comprehensive income and our cash flow statement.

Table 7A.1: Exposure to Currency Risk
	As of September 30,
	2025	2024
	(in thousands)
Change in comprehensive income attributable to Maximus	$26,681	$25,252
Change in net monetary assets	$13,293	$9,922
Change in cash and cash equivalents	$4,959	$5,610
Where practical, we mitigate our foreign currency risks. Our operations typically incur costs and cash outflows in the same currency as their revenue.
Interest Rate Risk
Our principal exposure to interest rates relates to our debt. At September 30, 2025, we owed a gross balance of $1.35 billion associated with debt in the United States and in foreign locations.
Our principal debt agreement incurs interest based upon a fixed rate, applicable spread, and a market rate. The market rate is based on SOFR. A rise in interest rates would increase our interest expense, and a reduction in interest rates would decrease our interest expense. We mitigate this risk through interest rate swaps. At September 30, 2025, $650.0 million of our debt-carrying value was hedged with fixed interest rate swaps.
We based the following sensitivity calculation on the SOFR rate of 4.2% in accordance with the most recent measurement date specified in our Credit Agreement. Including the effect of our interest rate swaps, a hypothetical 100 basis point change in interest rates would have the following impact on our net income:

Table 7A.2: Exposure to Interest Rate Risk
	As of September 30,
	2025	2024
	(in thousands)
100 basis point increase impact on net income	$(6,969)	$(4,958)
100 basis point decrease impact on net income	$6,969	$4,958
Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparties to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy their obligations under the contracts. Our agreement outlines the conditions upon which we or the counterparty are required to post collateral. As of September 30, 2025, we had no collateral posted with our counterparty related to the derivatives.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Maximus, Inc. and subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over performance-based contract revenue
As described in Notes 2 and 4 of the consolidated financial statements, revenue from the Company’s performance-based contracts is derived principally from transaction-based fees based upon volumes of contract-specific services delivered. The Company’s process for measuring and recording performance-based contract revenue uses a number of discrete, customized Information Technology (IT) systems.
We identified the evaluation of the sufficiency of audit evidence over performance-based contract revenue as a critical audit matter. Complex and challenging auditor judgment was required to audit performance-based contract revenue due to the number of IT systems involved in the process and the extent of audit effort required to identify, test, and evaluate the Company's IT systems, software applications, and automated controls.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of performance-based contract revenue, including the IT systems tested. We performed a number of risk assessment procedures to evaluate the composition of transaction volumes measured using each IT system to determine the relevant IT systems over which to perform audit procedures in order to obtain sufficient audit evidence over performance-based contract revenue. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s performance-based revenue process.
For the IT systems that we determined to be relevant, we involved IT professionals with specialized skills and knowledge, who assisted in:
•testing the design and operating effectiveness of general IT controls over each of the relevant IT systems, including user access controls, change management controls, and IT operations controls.
•where relevant, evaluating the service organization’s System and Organization Controls (SOC) Type 1 report and testing the design and operating effectiveness of relevant complimentary user entity controls.
•where relevant, testing the design and operating effectiveness of system interface controls and automated controls, as well as the controls designed to ensure accuracy and completeness of the revenue.
To test performance-based revenue, we performed a software-assisted data analysis to test relationships among certain revenue transactions. For certain transactions identified through this process, we compared the amounts recognized for consistency with underlying documentation, including contracts with customers and cash receipts. Additionally, for the same transactions, we recalculated the amount of revenue recognized in the period based on the terms of the arrangement and the satisfaction of the underlying performance obligations.
We evaluated the sufficiency of audit evidence obtained over performance-based contract revenue by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
McLean, Virginia
November 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Maximus, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Maximus, Inc. (the Company) as of September 30, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 1996 to 2024.
Tysons, Virginia
November 21, 2024

Maximus, Inc.
Consolidated Statements of Operations

	For the Year Ended September 30,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenue	$5,431,276	$5,306,197	$4,904,728
Cost of revenue	4,097,833	4,054,545	3,876,120
Gross profit	1,333,443	1,251,652	1,028,608
Selling, general, and administrative expenses	713,107	671,583	639,223
Amortization of intangible assets	92,047	91,570	94,591
Operating income	528,289	488,499	294,794
Interest expense	84,080	82,440	84,138
Other (income)/expense, net	(640)	(450)	363
Income before income taxes	444,849	406,509	210,293
Provision for income taxes	125,815	99,595	48,501
Net income	$319,034	$306,914	$161,792

Earnings per share:
Basic	$5.56	$5.03	$2.65
Diluted	$5.51	$4.99	$2.63
Weighted average shares outstanding:
Basic	57,413	61,049	61,125
Diluted	57,921	61,484	61,450

Dividends declared per share	$1.20	$1.20	$1.12
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income

	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Net income	$319,034	$306,914	$161,792
Other comprehensive income, net of tax:
Foreign currency translation adjustments	18,519	11,259	6,625
Net losses on cash flow hedge, net of tax benefit of $(1,401), $(5,745), and $(103), respectively	(3,926)	(16,104)	(279)
Other comprehensive income/(loss)	14,593	(4,845)	6,346
Comprehensive income	$333,627	$302,069	$168,138
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	As of September 30,
	2025	2024
	(in thousands)
Assets:
Cash and cash equivalents	$222,351	$183,123
Accounts receivable, net	898,095	879,514
Income taxes receivable	3,904	5,282
Prepaid expenses and other current assets	128,574	132,625
Total current assets	1,252,924	1,200,544
Property and equipment, net	30,972	38,977
Capitalized software, net	214,260	187,677
Operating lease right-of-use assets	100,514	133,594
Goodwill	1,782,095	1,782,871
Intangible assets, net	538,266	630,569
Deferred contract costs, net	63,332	59,432
Deferred compensation plan assets	63,272	55,913
Deferred income taxes	11,491	14,801
Other assets	12,513	27,130
Total assets	$4,069,639	$4,131,508
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$296,888	$303,321
Accrued compensation and benefits	236,948	237,121
Deferred revenue, current portion	53,784	83,238
Income taxes payable	17,321	26,535
Long-term debt, current portion	52,680	40,139
Operating lease liabilities, current portion	38,605	47,656
Other current liabilities	68,937	69,519
Total current liabilities	765,163	807,529
Deferred revenue, non-current portion	43,757	45,077
Deferred income taxes	149,020	169,118
Long-term debt, non-current portion	1,281,593	1,091,954
Deferred compensation plan liabilities, non-current portion	62,145	57,599
Operating lease liabilities, non-current portion	71,289	97,221
Other liabilities	22,637	20,195
Total liabilities	2,395,604	2,288,693
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 54,805 and 60,352 shares issued and outstanding as of September 30, 2025 and 2024, respectively	628,118	598,304
Accumulated other comprehensive loss	(17,867)	(32,460)
Retained earnings	1,063,784	1,276,971
Total shareholders' equity	1,674,035	1,842,815
Total liabilities and shareholders' equity	$4,069,639	$4,131,508
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$319,034	$306,914	$161,792
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment and capitalized software	41,669	33,957	54,725
Amortization of intangible assets	92,047	91,570	94,591
Amortization of debt issuance costs and debt discount	2,782	3,534	2,837
Deferred income taxes	(16,716)	(36,022)	1,552
Stock compensation expense	41,182	35,349	29,522
Divestiture-related charges	39,549	1,018	883
Change in assets and liabilities, net of effects of business combinations and disposals:
Accounts receivable	(31,852)	(50,562)	(23,401)
Prepaid expenses and other current assets	(13,804)	10,565	859
Deferred contract costs	(2,117)	(13,155)	2,688
Accounts payable and accrued liabilities	(7,492)	18,267	17,729
Accrued compensation and benefits	12,225	38,247	12,650
Deferred revenue	(29,990)	28,534	(12,123)
Income taxes	(7,508)	32,305	(16,958)
Operating lease right-of-use assets and liabilities	(1,937)	(1,906)	(2,035)
Other assets and liabilities	(7,700)	16,643	(10,971)
Net cash provided by operating activities	429,372	515,258	314,340
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(63,213)	(114,190)	(90,695)
Asset acquisition	—	(17,999)	—
Proceeds from divestitures	5,117	3,085	9,732
Other	(2,165)	—	—
Net cash used in investing activities	(60,261)	(129,104)	(80,963)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(68,710)	(72,901)	(68,073)
Purchases of Maximus common stock	(447,482)	(73,069)	—
Tax withholding related to RSU vesting	(16,451)	(13,455)	(8,475)
Payments for contingent consideration	—	(10,977)	(9,431)
Payments for debt financing costs	(1,658)	(9,724)	—
Proceeds from borrowings	1,499,000	1,100,166	844,299
Principal payments for debt	(1,297,639)	(1,212,202)	(952,974)
Other	(10,937)	16,516	(56,144)
Net cash used in financing activities	(343,877)	(275,646)	(250,798)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(538)	3,164	2,717
Net change in cash, cash equivalents, and restricted cash	24,696	113,672	(14,704)
Cash, cash equivalents and restricted cash, beginning of period	235,763	122,091	136,795
Cash, cash equivalents and restricted cash, end of period	$260,459	$235,763	$122,091
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2022	60,774	$557,978	$(33,961)	$1,025,354	$1,549,371
Net income	—	—	—	161,792	161,792
Foreign currency translation	—	—	6,625	—	6,625
Cash flow hedge, net of tax	—	—	(279)	—	(279)
Cash dividends	—	—	—	(68,073)	(68,073)
Dividends on RSUs	—	1,521	—	(1,521)	—
Stock compensation expense	—	29,522	—	—	29,522
Tax withholding related to RSU vesting	—	(11,123)	—	—	(11,123)
RSUs vested	224	—	—	—	—
Balance at September 30, 2023	60,998	577,898	(27,615)	1,117,552	1,667,835
Net income	—	—	—	306,914	306,914
Foreign currency translation	—	—	11,259	—	11,259
Cash flow hedge, net of tax	—	—	(16,104)	—	(16,104)
Cash dividends	—	—	—	(72,901)	(72,901)
Dividends on RSUs	—	1,525	—	(1,525)	—
Purchases of Maximus common stock	(876)	—	—	(73,069)	(73,069)
Stock compensation expense	—	35,349	—	—	35,349
Tax withholding related to RSU vesting	—	(16,468)	—	—	(16,468)
RSUs vested	230	—	—	—	—
Balance as of September 30, 2024	60,352	598,304	(32,460)	1,276,971	1,842,815
Net income	—	—	—	319,034	319,034
Foreign currency translation	—	—	18,519	—	18,519
Cash flow hedge, net of tax	—	—	(3,926)	—	(3,926)
Cash dividends	—	—	—	(68,710)	(68,710)
Dividends on RSUs	—	1,639	—	(1,639)	—
Purchases of Maximus common stock	(5,781)	—	—	(461,872)	(461,872)
Stock compensation expense	—	41,182	—	—	41,182
Tax withholding related to RSU vesting	—	(13,007)	—	—	(13,007)
RSUs vested	234	—	—	—	—
Balance as of September 30, 2025	54,805	$628,118	$(17,867)	$1,063,784	$1,674,035
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation established in 1975 and celebrating its 50th anniversary this year, is a leading provider of tech-enabled services to government agencies. By moving people, technology, and government forward, Maximus helps improve the delivery of public services for more than 100 million American citizens amid complex technological, health, economic, and social challenges. As a trusted and accountable partner to primarily U.S. federal and state customers, we proudly design, develop, and deliver innovative and efficient programs that improve government’s effectiveness in serving its citizens.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include our accounts and those of our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission. All intercompany balances and transactions have been eliminated in consolidation.
Our fiscal year ends on September 30 and unless otherwise noted, references to fiscal year or fiscal years are for fiscal years ended September 30. The accompanying consolidated financial statements present our financial position as of September 30, 2025, and 2024 and our results of operations for fiscal years 2025, 2024, and 2023.
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
At September 30, 2025, our capitalized software balance includes $40.9 million related to technology for new services within our U.S. Services Segment. If circumstances change, we may be required to adjust the value or asset life of these assets.

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
In most cases, we view our performance obligations as promises to transfer a series of distinct services to our customer that are substantially the same and which have the same pattern of service. We recognize revenue over the performance period as a customer receives the benefits of our services. This continuous transfer of control is supported by the unilateral right of many of our customers to terminate contracts for convenience, without having to provide justification for this decision. Where we are reimbursed on a cost-plus basis, we recognize revenue based upon our costs incurred to date; where we are reimbursed on a fixed price basis, we recognize revenue based upon an appropriate output measure that may be time elapsed or another measure within the contract. When we have variable fees, such as revenue related to the volume of work or award fees, we allocate that revenue to the distinct periods of service to which they relate. In estimating our variable fees, we are required to constrain our estimates to the amount for which it is probable that there will not be a significant reversal of cumulative revenue when the uncertainty is resolved.
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
We present billed, billable, and unbilled receivables as one component on our consolidated balance sheets. Our deferred revenue is presented as a separate item on our consolidated balance sheets. Unbilled receivables and deferred revenue represent timing differences between when amounts are billed or billable and when revenue has been recognized or has occurred as of period end. The timing of these billings is generally driven by the contractual terms, which may have billing milestones that are different from revenue recognition milestones. Our unbilled receivables balance includes retainage balances, where customers may hold back payment for work performed for a period of time to allow opportunities to evaluate the quality of our performance. The balance also includes estimated fees where performance outcomes are anticipated but have not yet been achieved. Our unbilled receivable balance is recorded at the value that we expect to invoice for the services performed once the objective criteria laid out by the contract have been met.
We defer revenue where we receive up-front funds to establish the infrastructure needed for a long-term contract.
Credit Risk
Credit risk has not historically been significant to our business due to the nature of our customers. Approximately 55% of our revenue is from the U.S. federal government, and much of our Outside the U.S. segment is from national governments. Many of our U.S. state government agency programs receive significant federal funding. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of our customers.
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
Goodwill is not amortized but is subject to impairment testing on an annual basis, or more frequently if impairment indicators arise. Impairment testing is performed at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and reviewed regularly by segment management. However, components are aggregated if they have similar economic characteristics. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we conclude that such an impairment is not more likely than not in all cases, no additional quantitative analysis is required. If such an impairment is more likely than not, or if we choose to bypass this qualitative assessment, a quantitative evaluation is performed by comparing the fair value of the relevant reporting unit to the carrying value, including goodwill, of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds the fair value, the goodwill of the reporting unit is determined to be impaired.
Our reporting units are consistent with our operating segments, U.S. Federal Services, U.S. Services, and Outside the U.S. We perform our annual impairment test as of July 1 of each year. We performed the annual impairment test using the qualitative assessment as of July 1, 2025, and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.

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
Income Taxes
Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. In addition, a valuation allowance is recorded if it is believed that it is more likely than not that a deferred tax asset will not be fully realized.
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
Foreign Currency
For all foreign operations, the functional currency is the local currency. The assets and liabilities of foreign operations are translated into U.S. Dollars at period-end exchange rates, and revenue and expenses are translated at average exchange rates for the year. The resulting cumulative translation adjustment is included in accumulated other comprehensive loss on our consolidated balance sheets. Gains and losses from foreign currency transactions are included in "other (income)/expense, net" on our consolidated statements of operations.
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
Leases
We enter into contractual arrangements for the use of real estate facilities. These arrangements contain a lease when we control the underlying asset and have the right to obtain substantially all of the economic benefits or outputs from the asset. Where contracts include both lease and non-lease components, we do not separate the non-lease components in our accounting. The majority of our leases are operating leases.
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
•In calculating the fair value of our lease liability, we utilize an estimate of our collateralized incremental borrowing rate. This estimate is based upon publicly available information adjusted for company, country, and lease-specific factors. The weighted average incremental borrowing rate utilized as of September 30, 2025, was 6.0%.
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
Stock Compensation Plan
We grant both restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and our shareholders.

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
We issue PSUs with targets based upon profit metrics. These PSUs vest in full at the end of a three-year performance period. The fair value of each award is based upon the market price of the common stock on the day of the grant, and expense is recorded based upon our estimate of how much of the award will vest over the three years of the award.
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
Derivative Instruments
We use interest rate swap contracts to manage our exposure to the variability of the interest payments on long-term debt. We have elected to designate these derivative instruments as cash flow hedges. The effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income and is reclassified to earnings, through interest expense, when the underlying forecasted transaction affects earnings. Cash flows from derivative instruments are included in net cash provided by operating activities in the consolidated statements of cash flows. We assess the effectiveness of the hedges on a quarterly basis.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280). This ASU aims to improve disclosures over our segments, including disclosure of significant expense categories within segments, which are regularly provided to our Chief Executive Officer, as well as disclosing how segment measures of profit are used by our Chief Executive Officer. We have adopted this standard in September 2025.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This ASU aims to enhance the transparency and usefulness of income tax disclosures. In particular, it will supplement detail over our income tax rate reconciliation and our annual tax payments. We will adopt this standard during our 2026 fiscal year. We are assessing the effect of this ASU on our financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires us to provide enhanced disaggregation of income statement expenses. We have evaluated the requirements of the DISE standard and determined that adoption will result in expanded disclosure of expense categories within our consolidated statements of operations and segment results. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026. We will continue to monitor guidance and implementation practices related to DISE and will update our disclosures as necessary.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. We are assessing the effect of this ASU on our financial statements.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S. Our operating segments represent the manner in which our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM), reviews our financial results. Our CEO assesses the performance of and allocates resources to each operating segment using information about the operating segment's revenue, gross profit, and segment income (loss) from operations. Our CEO does not evaluate operating segments using asset or liability information.
U.S. Federal Services
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and technology solutions and related professional services work for U.S. state and local government programs. These services support a variety of programs, including the programs under Medicaid and Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, Temporary Assistance to Needy Families (TANF), and child support programs.
Outside the U.S.
Our Outside the U.S. Segment provides business process services and other solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the United Kingdom, including the Functional Assessment Services (FAS) contract and the Restart employment program. We also provide services in Canada and the Middle East.

Table 3.1: Results of Operation by Business Segment
	For the Year Ended September 30, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$3,067,691		$1,763,691		$599,894		$5,431,276
Cost of revenue	2,256,928	73.6%	1,352,709	76.7%	488,196	81.4%	4,097,833
Gross profit	810,763	26.4%	410,982	23.3%	111,698	18.6%	1,333,443
Other segment items (2)	341,608	11.1%	239,718	13.6%	89,307	14.9%	670,633
Segment operating income	$469,155	15.3%	$171,264	9.7%	$22,391	3.7%	662,810
Divestiture-related charges (3)							(39,549)
Other (4)							(2,925)
Amortization of intangible assets							(92,047)
Operating income							$528,289

Depreciation and amortization:	$17,146	0.6%	$17,295	1.0%	$7,228	1.2%	$41,669

	For the Year Ended September 30, 2024
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$2,737,244		$1,911,813		$657,140		$5,306,197
Cost of revenue	2,071,482	75.7%	1,432,026	74.9%	551,037	83.9%	4,054,545
Gross profit	665,762	24.3%	479,787	25.1%	106,103	16.1%	1,251,652
Other segment items (2)	332,140	12.1%	232,805	12.2%	98,398	15.0%	663,343
Segment operating income	$333,622	12.2%	$246,982	12.9%	$7,705	1.2%	588,309
Divestiture-related charges (3)							(1,018)
Other (4)							(7,222)
Amortization of intangible assets							(91,570)
Operating income							$488,499

Depreciation and amortization:	$10,503	0.4%	$16,079	0.8%	$7,375	1.1%	$33,957

	For the Year Ended September 30, 2023
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$2,403,606		$1,812,069		$689,053		$4,904,728
Cost of revenue	1,845,720	76.8%	1,434,528	79.2%	595,872	86.5%	3,876,120
Gross profit	557,886	23.2%	377,541	20.8%	93,181	13.5%	1,028,608
Other segment items (2)	308,197	12.8%	194,991	10.8%	102,311	14.8%	605,499
Segment operating income/(loss)	$249,689	10.4%	$182,550	10.1%	$(9,130)	(1.3)%	423,109
Divestiture-related charges (3)							(3,751)
Other (4)							(29,973)
Amortization of intangible assets							(94,591)
Operating income							$294,794

Depreciation and amortization:	$18,336	0.8%	$22,674	1.3%	$13,715	2.0%	$54,725

(1)Percentage of respective segment revenue.
(2)Other segment items are principally selling, general, and administrative expenses allocated to segments.
(3)During fiscal years 2025, 2024 and 2023, we sold a number of businesses in our Outside the U.S. Segment. Refer to "Note 7. Acquisitions and Divestitures" for more details.
(4)Other includes credits and costs that are not allocated to a particular segment. For the fiscal years 2025, 2024 and 2023, these charges include $3.0 million, $2.9 million, and $29.3 million, respectively, related to the costs of a previously disclosed cybersecurity incident. Other charges include direct costs of acquisitions. These costs are excluded from measuring each segment's operating performance.
Our long-lived assets consist of property and equipment, capitalized software costs, operating lease right-of-use assets, and deferred compensation plan assets.

Table 3.2: Long-Lived Assets by Geography
	As of September 30,
	2025	2024
	(in thousands)
United States	$386,668	$383,989
Outside the US	22,350	32,172
Total	$409,018	$416,161

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, customer type, and geography.

Table 4.1: Revenue by Service Type
	For the Year Ended September 30,
	2025	%	2024	%	2023	%
	(dollars in thousands)
Program Operations	$2,650,764	48.8%	$2,570,494	48.4%	$2,500,678	51.0%
Clinical Services	2,100,943	38.7%	1,891,292	35.6%	1,486,040	30.3%
Employment & Other	354,835	6.5%	469,304	8.8%	520,981	10.6%
Technology Solutions	324,734	6.0%	375,107	7.1%	397,029	8.1%
Total revenue	$5,431,276		$5,306,197		$4,904,728

Table 4.2: Revenue by Contract Type
	For the Year Ended September 30,
	2025	%	2024	%	2023	%
	(dollars in thousands)
Performance-based	$2,954,395	54.4%	$2,939,536	55.4%	$2,425,597	49.5%
Cost-plus	1,316,646	24.2%	1,247,202	23.5%	1,238,574	25.3%
Fixed price	712,878	13.1%	686,555	12.9%	717,167	14.6%
Time and materials	447,357	8.2%	432,904	8.2%	523,390	10.7%
Total revenue	$5,431,276		$5,306,197		$4,904,728

Table 4.3: Revenue by Customer Type
	For the Year Ended September 30,
	2025	%	2024	%	2023	%
	(dollars in thousands)
New York state government agencies	$610,755	11.2%	$647,349	12.2%	$525,051	10.7%
Other U.S. state government agencies	1,153,928	21.2%	1,255,181	23.7%	1,275,763	26.0%
Total U.S. state government agencies	1,764,683		1,902,530		1,800,814
U.S. federal government agencies	2,995,821	55.2%	2,674,014	50.4%	2,344,863	47.8%
International government agencies	590,798	10.9%	642,222	12.1%	663,044	13.5%
Other, including local municipalities and commercial customers	79,974	1.5%	87,431	1.6%	96,007	2.0%
Total revenue	$5,431,276		$5,306,197		$4,904,728
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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled until restrictions on billing are lifted. As of September 30, 2025 and 2024, $24.1 million and $31.9 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the fiscal year ended September 30, 2025, we recognized revenue of $67.7 million included in our deferred revenue balances at September 30, 2024. During the fiscal year ended September 30, 2024, we recognized revenue of $57.6 million included in our deferred revenue balances at September 30, 2023.
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
We estimate the total variable consideration we will receive using the expected value method. We recognize the revenue over the expected period of performance. At each reporting period, we update our estimates of the variable fees to represent the circumstances present at the end of the reporting period. We include variable consideration in our estimates to the extent it is probable that a subsequent change in the estimate will not result in a significant reversal of cumulative revenue when the uncertainty is resolved. We do not have a history of significant constraints on these contracts.

Table 4.4: Effect of Changes in Contract Estimates
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands, except per share data)
Increase in/(reduction of) revenue recognized due to changes in contract estimates	$11,424	$(12,617)	$(13,346)
Increase in/(reduction of) diluted earnings per share recognized due to changes in contract estimates	$0.15	$(0.15)	$(0.16)
Remaining performance obligations
As of September 30, 2025, we had approximately $330 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 57% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Basic weighted average shares outstanding	57,413	61,049	61,125
Dilutive effect of unvested RSUs and PSUs	508	435	325
Denominator for diluted earnings per share	57,921	61,484	61,450
The diluted earnings per share calculation for the fiscal years ended September 30, 2025, 2024, and 2023 excludes approximately 256,000, 74,000, and 231,000 unvested anti-dilutive restricted stock units, respectively.

6. DEBT AND DERIVATIVES
Our principal debt agreement is with J.P. Morgan Chase Bank, N.A. (the Credit Agreement). It is available for general corporate purposes, including the funding of working capital, capital expenditures and business acquisitions. The Credit Agreement has three components.
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
•A revolving credit facility (the Revolver), which enables us to borrow or utilize up to $750.0 million. The interest on this facility is generally based upon the same rates as those used for the TLA. In addition, we are charged a commitment fee between 0.125% and 0.30% on unused funds, which is based upon our leverage. Commitment fees are recorded as interest expense on the consolidated statements of operations.
In addition to the Credit Agreement, we hold revolving credit facilities in Canada and the United Kingdom. These facilities are intended to allow our businesses to meet any short-term working capital needs.

Table 6.1: Details of Debt
	As of September 30,
	2025	2024
	(in thousands)
Term Loan A (TLA)	$853,125	$641,875
Term Loan B (TLB)	493,750	498,750
Subsidiary loan agreements	—	5,194
Total debt principal	1,346,875	1,145,819
Less: Unamortized debt-issuance costs and discounts	(12,602)	(13,726)
Total debt	1,334,273	1,132,093
Less: Current portion of long-term debt	(52,680)	(40,139)
Long-term debt	$1,281,593	$1,091,954
As a result of the divestiture of the our Australian operations in fiscal year 2025, the subsidiary loan agreement totaling $5.2 million as of September 30, 2024 was extinguished, and we are no longer subject to the associated borrowing agreements or covenants.
In addition to the borrowings above, our Credit Agreement has issued letters of credit totalling $3.0 million as of both September 30, 2025 and 2024.
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At September 30, 2025, we were in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The Credit Agreement is, subject to customary exceptions, secured by substantially all of our assets and all of the assets of our wholly owned material domestic subsidiaries, and guaranteed by each of our wholly owned material domestic subsidiaries.
Costs incurred in establishing the Credit Agreement were recorded as a reduction to the gross debt balance and will be amortized over the respective lives of the arrangements. Costs incurred in amending the Credit Agreement were deferred or expensed depending upon the nature of the costs. All costs deferred as of the date of an amendment are amortized prospectively over the new lives of the amended arrangements.

Table 6.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
Year ended September 30, 2026	$55,625
Year ended September 30, 2027	72,500
Year ended September 30, 2028	78,125
Year ended September 30, 2029	666,875
Year ended September 30, 2030	5,000
Thereafter	468,750
Total Payments	$1,346,875
Interest Rate Derivative Instruments
We utilize interest rate swaps that are designed to reduce our risk from changes in interest rates, which we have designated as cash flow hedges. The following table presents our interest rate swaps:

Table 6.3: Interest Rate Derivative Instruments
As of September 30, 2025
Debt Principal Hedged	Notional Amount	Fixed Interest Rate	Effective	Expiry
	(in thousands)
Term Loan A	$500,000	2.31%	Present	May 2026
Term Loan B	$75,000	3.72%	Present	September 2026
Term Loan B	$75,000	3.62%	Present	September 2027
Term Loan A	$150,000	3.14%	June 2026	September 2027
Term Loan A	$150,000	3.28%	June 2026	September 2028
In addition to the arrangements above, we had an arrangement for a notional amount of $150 million, which hedged a SOFR component of our TLA to a fixed amount of 4.38%. This arrangement expired in September 2024. We also had an arrangement for a notional amount of $75 million, which hedged a SOFR component of our TLB to a fixed amount of 4.09%. This arrangement expired in September 2025.
Our effective interest rate as of September 30, 2025 was 5.37%.
At September 30, 2025 and September 30, 2024, we had assets of $5.5 million and $12.6 million, respectively, related to these interest rate swaps. At September 30, 2025 and September 30, 2024, we had liabilities of $1.7 million and $3.4 million, respectively, related to these interest rate swaps. These instruments were recorded as "other assets" and "other liabilities" within our consolidated balance sheets. As these instruments are considered effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income (AOCI)" within our consolidated financial statements.

Table 6.4: Gains/(Losses) on Derivatives
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Gain/(loss) recognized in AOCI on derivatives, net of tax	$4,561	$(3,681)	$8,558
Amounts reclassified to earnings from accumulated other comprehensive income	(8,487)	(12,423)	(8,837)
Net current period other comprehensive loss	$(3,926)	$(16,104)	$(279)

Counterparty Risk
We are exposed to credit losses in the event of nonperformance by the counterparty to our derivative instrument. Our counterparty has investment-grade credit ratings; accordingly, we anticipate that the counterparty will be able to fully satisfy its obligations under the contracts. Our agreements outline the conditions upon which we or the counterparty are required to post collateral. As of September 30, 2025 and 2024, there was no collateral posted with our counterparty related to the derivatives.

7. ACQUISITIONS AND DIVESTITURES
IT vendor acquisition
On February 14, 2024, we acquired part of a vendor who has performed IT services for us over several years for cash consideration of $18.0 million. Almost all of the consideration was allocated directly to the most significant asset, the assembled workforce. The value of this asset will be amortized over eight years. This asset is anticipated to provide support across all three of our operating segments.
Divestitures
We have sold a number of components of our Outside the U.S. Segment:
In November 2023, we sold our businesses in Italy and Singapore, as well as our employment services business in Canada, recording a loss on sale of $1.0 million. During the fourth quarter of fiscal year 2023, we recorded an impairment charge of $2.9 million related to these assets.
In March 2023, we sold our commercial practice in the United Kingdom, resulting in a pre-tax loss of $0.6 million. The cash consideration had a fair value of $16.0 million, to be received in installments. At September 30, 2025, we have installments remaining of $1.9 million.
In March 2023, we sold our Swedish subsidiary for cash consideration of $0.4 million, resulting in a small loss.
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of September 30, 2025, we have not recorded any potential contingent consideration. Our divestiture-related charges of $39.5 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. We also provided an indemnification to the buyer, the fair value of which we estimate to be $11.3 million. No tax benefit is anticipated from this transaction.

8. GOODWILL AND INTANGIBLE ASSETS

Table 8.1: Changes in Goodwill by Segment
	U.S. Federal Services	U.S. Services	Outside the U.S.	Total
	(in thousands)
Balance as of September 30, 2023	$1,559,863	$164,472	$54,880	$1,779,215
Divestitures	—	—	(364)	(364)
Foreign currency translation	—	—	4,020	4,020
Balance as of September 30, 2024	1,559,863	164,472	58,536	1,782,871
Foreign currency translation	—	—	(776)	(776)
Balance as of September 30, 2025	$1,559,863	$164,472	$57,760	$1,782,095
There were no impairment charges to our goodwill for the years ended September 30, 2025, 2024, and 2023.

Table 8.2: Details of Intangible Assets, Net
	As of September 30,
	2025			2024
	Cost	Accumulated Amortization	Intangible Assets, Net	Cost	Accumulated Amortization	Intangible Assets, Net
	(in thousands)
Customer contracts and relationships	$869,638	$382,107	$487,531	$870,810	$309,067	$561,743
VES Provider network	57,000	20,583	36,417	57,000	15,833	41,167
Technology-based intangible assets	31,502	31,502	—	31,586	20,786	10,800
Assembled workforce	17,851	3,533	14,318	18,185	1,326	16,859
Trademarks and trade names	4,460	4,460	—	4,474	4,474	—
Total	$980,451	$442,185	$538,266	$982,055	$351,486	$630,569

Table 8.3: Details of Weighted Average Remaining Lives
As of September 30, 2025
Customer contracts and relationships	7.0 years
VES Provider network	7.7 years
Assembled workforce	6.4 years
Weighted Average Remaining Life	7.1 years

Table 8.4: Details of Estimated Future Amortization Expense of Intangible Assets, Net
As of September 30, 2025
(in thousands)
Year ended September 30, 2026	$81,220
Year ended September 30, 2027	81,220
Year ended September 30, 2028	81,220
Year ended September 30, 2029	71,259
Year ended September 30, 2030	67,586
Thereafter	155,761
Total	$538,266

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
The tables below present assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the year ended September 30, 2025.

Table 9.1: Fair Value Measurements
	As of September 30, 2025
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$40,595	$—	$—	$40,595
Interest rate swaps - $450 million notional value	—	5,545	—	5,545
Total assets	$40,595	$5,545	$—	$46,140
Liabilities:
Interest rate swaps - $500 million notional value	$—	$1,693	$—	$1,693
Indemnification liabilities	—	—	11,342	11,342
Total liabilities	$—	$1,693	$11,342	$13,035
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

Table 9.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustment	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2022	$(57,109)	$23,148	$(33,961)
Other comprehensive income/(loss) before reclassifications	6,509	8,558	15,067
Amounts reclassified from accumulated other comprehensive income/(loss)	116	(8,837)	(8,721)
Net current period other comprehensive income/(loss)	6,625	(279)	6,346
Balance as of September 30, 2023	(50,484)	22,869	(27,615)
Other comprehensive income/(loss) before reclassifications	11,126	(3,681)	7,445
Amounts reclassified from accumulated other comprehensive income/(loss)	133	(12,423)	(12,290)
Net current period other comprehensive income/(loss)	11,259	(16,104)	(4,845)
Balance as of September 30, 2024	(39,225)	6,765	(32,460)
Other comprehensive income/(loss) before reclassifications	(2,753)	4,561	1,808
Amounts reclassified from accumulated other comprehensive income/(loss)	21,272	(8,487)	12,785
Net current period other comprehensive income/(loss)	18,519	(3,926)	14,593
Balance as of September 30, 2025	$(20,706)	$2,839	$(17,867)
The foreign currency translation adjustment reflects a cumulative difference between the value of our earnings in currencies other than the U.S. Dollar between the time they were recorded and the date of the financial statements. As of September 30, 2025, the balance included approximately $12.6 million of translation differences related to the British Pound, and $7.6 million related to the Canadian Dollar.
Other assets
Other long-lived assets are reviewed when events indicate they may no longer be able to recover their value. Assets that we cease using or which do not appear able to generate sufficient future cash flows to support their values are reviewed and, where necessary, their value is written down. In this instance, the expense is reported in the same place where future expenses were anticipated to be recorded. All the non-recurring fair values are considered Level 3 fair value measurements, as the inputs are not observable and based on internal assumptions. For the year ended September 30, 2023, we recorded impairment charges of $9.5 million. These impairment charges were on our long-lived assets within our U.S. Services and Outside the U.S. Services Segments and related to assets on underperforming contracts. During the years ended September 30, 2025, and September 30, 2024, we recorded no impairment charges.

10. LEASES

Table 10.1: Details of Lease Costs
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Operating lease cost	$56,104	$69,071	$76,630
Short-term lease cost	4,165	8,699	7,729
Variable lease cost	13,872	11,057	12,417
Total operating lease costs	$74,141	$88,827	$96,776

Table 10.2: Future Minimum Lease Payments Under Non-cancelable Operating Leases
Amount Due
(in thousands)
Year ended September 30, 2026	$44,043
Year ended September 30, 2027	36,628
Year ended September 30, 2028	26,382
Year ended September 30, 2029	8,663
Year ended September 30, 2030	3,016
Thereafter	2,033
Total minimum lease payments	120,765
Less: Imputed interest	(10,871)
Total lease liabilities	$109,894
Our weighted average remaining lease term as of September 30, 2025, is 3.1 years.
For the years ended September 30, 2025, September 30, 2024, and September 30, 2023, we made cash payments of $64.5 million, $75.3 million, and $77.6 million for amounts included in our lease liabilities, respectively. New or amended leases resulted in additional right-of-use assets of $29.6 million, $27.7 million, and $109.4 million for the same periods, respectively.
11. INCOME TAXES

Table 11.1: Components of Provision for Income Taxes
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Current provision/(benefit):
Federal	$96,446	$82,875	$34,033
State and local	31,245	26,951	12,332
Foreign	14,840	25,791	584
Total current provision for income taxes	142,531	135,617	46,949
Deferred tax expense/(benefit):
Federal	(11,499)	(16,347)	(1,495)
State and local	(3,861)	(5,447)	(673)
Foreign	(1,356)	(14,228)	3,720
Total deferred tax expense/(benefit)	(16,716)	(36,022)	1,552
Provision for income taxes	$125,815	$99,595	$48,501

Table 11.2: Components of Income before Provision for Income Taxes by Jurisdiction
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Domestic	$438,863	$377,594	$198,115
Foreign	5,986	28,915	12,178
Income before provision for income taxes	$444,849	$406,509	$210,293

Table 11.3: Reconciliation of Tax Expense at Statutory Rate to Actual Tax Expense
	For the Year Ended September 30,
	2025		2024		2023
	Amount	(1)	Amount	(1)	Amount	(1)
	(dollars in thousands)
Tax expense at statutory rate	$93,418	21.0%	$85,367	21.0%	$44,162	21.0%
Increase/(decrease) due to:
State income taxes, net of federal benefit	24,203	5.4%	21,582	5.3%	11,501	5.5%
Foreign taxation rate differentials	80	—%	875	0.2%	(590)	(0.3)%
Non-deductible expenses	4,147	0.9%	2,444	0.6%	2,889	1.4%
Global intangible low taxed income	750	0.2%	1,257	0.3%	2,274	1.1%
Valuation allowance - foreign jurisdictions	—	—%	734	0.2%	2,010	1.0%
Tax credits	(6,384)	(1.4)%	(8,997)	(2.2)%	(6,645)	(3.2)%
Divestiture-related charges	8,379	1.9%	—	—%	—	—%
Excess tax expense/(benefits) from stock-based compensation	(1,546)	(0.3)%	(1,656)	(0.4)%	(1,399)	(0.7)%
Other	2,768	0.6%	(2,011)	(0.5)%	(5,701)	(2.7)%
Income tax expense	$125,815	28.3%	$99,595	24.5%	$48,501	23.1%
(1)Percentage of income before provision for income taxes.

Table 11.4: Components of Deferred Tax Assets and Liabilities
	As of September 30,
	2025	2024
	(in thousands)
Deferred tax assets/(liabilities):
Costs deductible in future periods	$44,686	$42,856
Deferred revenue	11,756	10,459
Stock compensation	10,363	7,482
Capital loss carryforward	204	7,872
Net operating loss carryforwards	8,128	35,492
Amortization of goodwill and intangibles	(176,438)	(183,406)
Capitalized software	(19,820)	(23,661)
Accounts receivable - unbilled	—	(4,731)
Property and equipment	28	1,286
Prepaid expenses	(13,946)	(11,696)
Financial instruments	(1,013)	(2,413)
Valuation allowance	(967)	(31,956)
Other	(510)	(1,901)
Net deferred tax liability	$(137,529)	$(154,317)

Our deferred tax assets and liabilities are held in various national and international jurisdictions and therefore may not be offset. Accordingly, our presentation of deferred taxes on our consolidated balance sheets is split between jurisdictions that show a net deferred tax asset and a net deferred tax liability.

Table 11.5: Deferred Tax Assets and Liabilities By Jurisdiction Positions
	As of September 30,
	2025	2024
	(in thousands)
Total of tax jurisdictions with net deferred tax assets	$11,491	$14,801
Total of tax jurisdictions with net deferred tax liabilities	(149,020)	(169,118)
Net deferred tax liabilities	$(137,529)	$(154,317)
We consider our foreign earnings in excess of the earnings subject to the one-time transition tax to be indefinitely reinvested outside of the U.S. in accordance with the relevant accounting guidance for income taxes. Accordingly, no U.S. deferred taxes were recorded with respect to such earnings. As of September 30, 2025, our foreign subsidiaries held approximately $49.6 million of cash and cash equivalents in either U.S. Dollars or local currencies.
The provision for income taxes includes all provision to return adjustments included in the year recognized in the financial statements.
We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more likely than not" that the position will be sustained upon examination. The total amount of unrecognized tax benefits that, if recognized, would affect our annual effective income tax rate was $5.0 million and $3.4 million at September 30, 2025 and 2024, respectively.
We report interest and penalties as a component of income tax expense. We recognize and present uncertain tax positions on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts).

Table 11.6: Reconciliation of the Beginning and Ending Amounts of Potential Tax Benefits
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$10,892	$6,233	$8,676
Decreases for lapse of statute of limitations	(300)	—	(2,051)
Decreases for settlements with taxing authorities	—	—	(692)
Increases for tax positions taken in current year	500	1,100	300
Increases for tax positions taken in prior year	4,841	6,148	—
Decreases for tax positions taken in prior year	(33)	(2,589)	—
Balance at end of year	$15,900	$10,892	$6,233
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to federal income tax examinations for years before 2022 and to state and local income tax examinations by tax authorities for years before 2020. In international jurisdictions, similar rules apply to filed income tax returns, although the tax examination limitations and requirements may vary. We are no longer subject to audit by tax authorities for foreign jurisdictions for years prior to 2021.

12. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by our Board of Directors and shareholders. As of September 30, 2025, approximately 1.9 million shares of Maximus stock were reserved for future issuance under this plan. We issue new shares to satisfy our obligations.
The RSUs granted to employees typically vest ratably over three or four years, with a small number which cliff vest over three years. The RSUs granted to directors cliff vest after one year from date of grant. The expense is recorded ratably over the same period, or the employee service period if that is shorter, and is based upon the fair value of the award on grant date. Expenses are recorded consistent with employee salary costs, with the majority of the cost recorded within selling, general and administrative expenses.
The PSUs granted to employees vest at the end of a three-year performance period. Vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The value of performance-based awards are calculated at grant date based upon the value of each individual award; these awards are expensed over the three year period based upon our expectation of the number of PSUs which will ultimately vest. The value of the market-based awards is calculated at grant date based upon a Monte Carlo model; unforfeited awards are expensed over three years regardless of the performance of the share price.

Table 12.1: Restricted Stock Units & Performance Stock Units
	Restricted Stock Units	Performance Stock Units	Total	Weighted Average Grant Date Fair Value
Non-vested outstanding units as of September 30, 2024	435,597	268,025	703,622	$79.66
Granted	435,986	248,979	684,965	76.36
Vested	(304,008)	(163,321)	(467,329)	74.30
Forfeited	(52,350)	(8,171)	(60,521)	77.56
Non-vested outstanding units as of September 30, 2025	515,225	345,512	860,737	$80.10
The weighted-average grant-date fair value for awards issued in the years ended September 30, 2024, and 2023, was $82.61 and $70.38, respectively.
In addition to the non-vested shares, certain directors and employees held approximately 292,000 vested but not issued awards as of September 30, 2025. These vested unissued units are included in outstanding shares for basic and diluted earnings per share but are not reported as issued and outstanding in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders' Equity.
For the fiscal years ended September 30, 2025, 2024, and 2023, we recognized share-based compensation expenses of $41.2 million, $35.3 million, and $29.5 million, respectively. The income tax benefit recorded on these charges for the same years was $12.4 million, $11.0 million, and $8.1 million, respectively. As of September 30, 2025, there was $47.4 million of total estimated unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over four years, with an average life of 1.1 years. The total fair value of awards vested during the years ended September 30, 2025, 2024, and 2023, was $42.3 million, $39.6 million, and $29.8 million, respectively. As of September 30, 2025, the intrinsic value of awards expected to vest was $84.6 million. Our future share-based compensation expense and the future vesting of awards will be affected by factors including Company performance, share price, and award forfeitures.
Stock Repurchase Programs
In September 2025, our Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock; this resolution superseded similar resolutions for purchases up to $200 million authorized in December 2024 and June 2024. During the fiscal years ended September 30, 2025 and 2024, we purchased 5.8 million and 0.9 million of our common shares at a cost of $456.6 million and $73.1 million, respectively. We made no purchases during fiscal year 2023. As of September 30, 2025, $280.8 million remained available for future stock purchases. Subsequent to year-end, we have acquired a further 0.4 million shares at a cost of $30.7 million.

13. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Table 13.1: Details of Cash and Cash Equivalents and Restricted Cash
	As of September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$222,351	$183,123
Restricted cash	38,108	52,640
Cash, cash equivalents, and restricted cash	$260,459	$235,763
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 13.2: Supplemental Disclosures of Cash Flow Information
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Interest payments	$82,562	$78,955	$81,098
Income tax payments	$149,937	$99,686	$61,050

14. OTHER ITEMS
Accounts Receivable, Net

Table 14.1: Details of Accounts Receivable, Net
	As of September 30,
	2025	2024
	(in thousands)
Billed and billable receivables	$720,495	$734,817
Unbilled receivables	187,372	149,488
Allowance for credit losses	(9,772)	(4,791)
Accounts receivable, net	$898,095	$879,514

Table 14.2: Changes in Allowance for Credit Losses
	For the Year Ended September 30,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$4,791	$3,719	$8,273
Provision for estimated credit losses	8,980	12,761	7,097
Write-offs, net of recoveries	(3,999)	(11,689)	(11,651)
Balance at end of period	$9,772	$4,791	$3,719
We have a Receivables Purchase Agreement with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $250.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.

For the fiscal years ended September 30, 2025, 2024, and 2023 the value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $732.1 million, $334.3 million, and $450.4 million respectively. In exchange for these sales, we received cash of $727.7 million, $332.2 million, and $447.7 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.
Property and Equipment, Net

Table 14.3: Details of Property and Equipment, Net
	As of September 30,
	2025	2024
	(in thousands)
Office furniture and equipment	$108,920	$123,027
Leasehold improvements	65,944	78,894
Property and equipment, at cost	174,864	201,921
Accumulated depreciation	(143,892)	(162,944)
Property and equipment, net	$30,972	$38,977
Depreciation expense for the fiscal years ended September 30, 2025, 2024, and 2023, was $19.5 million, $19.2 million, and $28.4 million, respectively. This expense was recorded within "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
Capitalized Software Costs, Net
Capitalized software is recorded at cost and includes purchased, internally-developed, and externally-developed software used in our operations. Amortization expense is provided using the straight-line method over the estimated useful lives of the software.
A summary of activities related to capitalized software costs is shown below:

Table 14.4: Details of Capitalized Software, Net
	As of September 30,
	2025	2024
	(in thousands)
Capitalized software	$339,141	$290,426
Accumulated amortization	(124,881)	(102,749)
Capitalized software, net	$214,260	$187,677
Amortization expense related to capitalized software for the fiscal years ended September 30, 2025, 2024, and 2023 was $22.2 million, $14.8 million, and $26.3 million, respectively. Amortization of capitalized software costs are recorded within our "cost of revenue" and "selling, general, and administrative expenses" on our consolidated statements of operations.
Deferred Contract Costs, Net
Deferred contract costs consist of contractually recoverable costs to fulfill services related to long-term service contracts. These costs include direct and incremental costs incurred prior to the commencement of providing service to our customer. These costs are expensed over the period the services are provided using the straight-line method.
A summary of activities related to deferred contract costs is shown below:

Table 14.5: Details of Deferred Contracts Costs, Net
	As of September 30,
	2025	2024
	(in thousands)
Deferred contract costs	$100,771	$94,253
Accumulated amortization	(37,439)	(34,821)
Deferred contract costs, net	$63,332	$59,432

Amortization expense related to deferred contract costs for the fiscal years ended September 30, 2025, 2024, and 2023 was $12.1 million, $9.8 million, and $12.7 million, respectively. These amounts were recorded within our "cost of revenue" on our consolidated statements of operations.

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
MOVEit Cybersecurity Incident Litigation
As previously disclosed, on May 31, 2023, Progress Software Corporation, the developer of MOVEit, a file transfer application used by many organizations to transfer data, announced a critical zero-day vulnerability in the application that allowed unauthorized third parties to access its customers’ MOVEit environments. Maximus uses MOVEit for internal and external file sharing purposes, including to share data with government customers related to Maximus's services in support of certain government programs. Based on our review of the impacted files to date, we have provided notices to individuals whose personal information, including social security numbers, protected health information, and/or other personal information, may have been included in the impacted files.
On August 1, 2023, a purported class action was filed against Maximus Federal Services, Inc. (a wholly-owned subsidiary of Maximus, Inc.) in the U.S. District Court for the Eastern District of Virginia arising out of the MOVEit cybersecurity incident – Bishop v. Maximus Federal Services, Case No. 1:23-cv-01019 (U.S. Dist. Ct. E. D. VA). The plaintiff, who purports to represent a nationwide class of individuals, alleges, among other things, that our negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. Since then, thirteen similar cases have been filed in federal courts across the country (inclusive of one case filed in state court and removed to federal court by us).
On October 4, 2023, the United States Judicial Panel on Multidistrict Litigation granted a Motion to Transfer creating a Multidistrict Litigation (MDL) in the District of Massachusetts for all cases related to the MOVEit cybersecurity incident. Each of the actions pending in federal courts are centralized in the MDL.
On December 12, 2024, the Court granted in part Defendants' omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1), challenging Plaintiffs’ standing to bring this suit, dismissing claims brought by four of the Plaintiffs in the MOVEit MDL. None of the dismissed claims were asserted against the us.
The Court has also named us as a bellwether defendant in the MDL. We and the other bellwether defendants submitted motions to dismiss the pending actions pursuant to Rule 12(b)(6), which the Court granted in part and denied in part on July 31, 2025. Approximately half of the claims asserted against us remain, and we are proceeding to discovery regarding those claims.
Separately, there is currently an individual action pending against us in Florida state court. On September 6, 2023, an individual action related to the MOVEit incident was filed in state court in the Florida Circuit Court for the 7th Judicial Circuit, Volusia County: Taylor v. Maximus Federal Services, Case No. 2023-12349 (Fla. Cir. Ct., 7th Jud. Cir., Volusia Cnty.). The plaintiff alleges, among other things, that our negligence resulted in the compromise of the plaintiff’s personally identifiable information and protected health information. The plaintiff seeks damages to be proved at trial. On April 3, 2024, the Court stayed this action pending further developments in the MOVEit MDL. This case remains stayed.
While we are unable to predict the ultimate outcome of any of the remaining proceedings, we have accrued an amount within a range of possible outcomes expected to be incurred to resolve the matters.
Census Project – Civil Investigation Demand (“CID”)
In 2021, Maximus received a CID from the U.S. Department of Justice (DOJ) pursuant to the False Claims Act seeking records pertaining to the Census project. The CID requested the production of documents related to our compliance with telephone call quality assurance scoring and reporting requirements. We fully cooperated with the DOJ's inquiry and chose to amicably resolve the matter while admitting no wrongdoing. As of September 30, 2024, we accrued $8.2 million related to this matter. During the second quarter of fiscal year 2025, we settled this matter for an amount consistent with our accrual.
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
Performance Bonds
Certain contracts require us to provide a surety bond as a guarantee of performance. As of September 30, 2025, we had performance bond commitments totaling $33.2 million. These bonds are typically renewed annually and remain in place until the contractual obligations are satisfied. Although the triggering events vary from contract to contract, in general, we would only be liable for the amount of these guarantees in the event of default in our performance of our obligations under each contract, the probability of which we believe is remote.

16. EMPLOYEE BENEFIT PLANS AND DEFERRED COMPENSATION
Defined Contribution Plan
We have 401(k) plans for the benefit of employees who meet certain eligibility requirements. The plans provide for a company match, specified company contributions and discretionary company contributions. For the fiscal years ended September 30, 2025, 2024, and 2023, we contributed $37.3 million, $36.7 million, and $34.1 million to the 401(k) plans, respectively. Outside the U.S., we have a number of defined contribution pension plans and other employee benefit plans. For the fiscal years ended September 30, 2025, 2024, and 2023, we contributed $13.5 million, $20.4 million, and $19.8 million to these plans, respectively.
Deferred Compensation Plan
We also have a deferred compensation plan, which is a non-qualified plan available to a restricted number of highly compensated employees. The plan enables participants to defer compensation for tax purposes. These deferred employee contributions are held within a Rabbi Trust with investments directed by the respective employees. The assets of the Rabbi Trust are available to satisfy the claims of general creditors in the event of bankruptcy. The assets of the plan are sufficient to meet 92% of the liabilities as of September 30, 2025. The assets within the Rabbi Trust include $40.6 million invested in mutual funds that have quoted prices in active markets. These assets, as well as the related employee liabilities, are recorded at fair value, with changes in fair value being recorded in the consolidated statements of operations. Refer to "Note 9. Fair Value Measurements" for more details.
17. SUBSEQUENT EVENT
On October 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.30 for each share of our common stock outstanding. The dividend is payable on December 1, 2025, to shareholders of record on November 14, 2025. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $16.4 million.

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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (2013). Based on our assessment, we believe that as of September 30, 2025, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2025, issued by KPMG LLP, the independent registered public accounting firm who also audited our consolidated financial statements, is included following this Item 9A.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
Maximus, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Maximus, Inc. and subsidiaries' (the Company) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2025, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated November 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ KPMG LLP
McLean, Virginia
November 20, 2025

Item 9B. Other Information
(a)None.
(b)During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2025.
Item 11. Executive Compensation
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth as of September 30, 2025, information with respect to (a) the number of securities to be issued upon exercise of outstanding options, warrants, and rights, (b) the weighted average exercise price of outstanding options, warrants, and rights and (c) the number of securities remaining available for future issuance under our existing equity incentive plan. All shares under our existing equity incentive plan may be issued in the form of restricted stock, performance shares, stock appreciation rights, stock units, or other stock-based awards.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a))
Equity compensation plans/arrangements approved by the shareholders	1,069,607	$—	1,885,415
Equity compensation plans/arrangements not approved by the shareholders	—	—	—
Total	1,069,607	$—	1,885,415
All other information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is herein incorporated by reference to our definitive proxy statement relating to the 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as a part of the report:
(1)Financial Statements. Our financial statements are included in Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules. All schedules are omitted since they are not applicable, not required, or the information required to be set forth herein is included in the Consolidated Financial Statements or notes thereto.
(3)Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibits. See Item 15(a)(3) above.
(c)Financial Statement Schedules. See Item 15(a)(2) above.

			Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
3.1		Amended and Restated Articles of Incorporation of the Company.	10-Q	1-12997	August 14, 1997	3.1

3.2		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	August 14, 2000

3.3		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 10, 2013	3(i)

3.4		Articles of Amendment of Amended and Restated Articles of Incorporation.	10-Q	1-12997	May 7, 2020	3.1

3.5		Amended and Restated By-laws of the Company, effective June 10, 2025.	8-K	1-12997	June 12, 2025	3.1

4.1		Specimen Common Stock Certificate.	10-Q	1-12997	August 14, 1997	4.1

4.2		Description of Securities.	10-K	1-12997	November 19, 2020	4.2

10.1	Ù	Form of Indemnification Agreement by and between the Company and each of the directors of the Company.	S-1	333-21611	February 12, 1997	10.10

10.2	Ù	Executive Employment, Non-Compete and Confidentiality Agreement between Bruce L. Caswell and Maximus, Inc.	8-K	1-12997	January 16, 2018	10.1

10.3	Ù	Amended and Restated Income Continuity Program.	10-K	1-12997	November 16, 2015	10.6

10.4	Ù	Deferred Compensation Plan, as amended.	8-K	1-12997	November 27, 2007	10.3

10.5	Ù	2011 Equity Incentive Plan.	14A	1-12997	January 27, 2012	B

10.6	Ù	First Amendment to 2011 Equity Incentive Plan.	8-K	1-12997	December 21, 2015	10.1

10.7	Ù	1997 Equity Incentive Plan, as amended.	S-8	333-136400	August 8, 2006	4.3

Incorporated by Reference Herein
Exhibit No.		Description of Exhibit	Form/ Schedule	File No.	Date Filed	Exhibit No.
10.8	Ù	First Amendment to the 1997 Equity Incentive Plan, as amended.	8-K	1-12997	November 27, 2007	10.2

10.9	Ù	1997 Equity Incentive Plan—Restricted Stock Units—Terms and Conditions.	8-K	1-12997	June 23, 2006	10.1

10.10	Ù	2017 Equity Incentive Plan.	S-8	333-217657	May 4, 2017	4.5

10.11	Ù	2021 Omnibus Incentive Plan.	14A	1-12997	January 27, 2021	A

10.12	Ùv	Form of Restricted Stock Unit (RSU) Agreement under Maximus Inc. 2021 Omnibus Incentive Plan.

10.13	Ùv	Form of Performance-Based Restricted Stock Unit (PSU) Agreement under Maximus Inc. 2021 Omnibus Incentive Plan.

10.14	Ω	First Amendment to the Amended and Restated Credit Agreement, dated as of March 20, 2025, by and among the Company, the loan parties party thereto, JPMorgan Chase Bank, N.A., in its capacity as administrative agent, collateral agent, an issuing lender and swing line lender and the other lenders and financial institutions party thereto.	8-K	1-12997	March 21, 2025	10.1

16.1		Letter dated December 2, 2024 from Ernst & Young LLP to the U.S. Securities and Exchange	8-K	1-12997	December 2, 2024	16.1

19.1		Insider Trading Policy.	10-K	1-12997	November 21, 2024	19.1

21.1	❖	List of Subsidiaries of the Company.

23.1	❖	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

23.2	❖	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP.

31.1	❖	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	❖	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Φ	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Φ	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1		Clawback Policy.	10-K	1-12997	November 21, 2024	97.1

101.INS	❖	XBRL Instance Document.

101.SCH	❖	XBRL Taxonomy Extension Schema Document.

101.CAL	❖	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	❖	XBRL Taxonomy Definition Linkbase Document.

101.LAB	❖	XBRL Taxonomy Label Linkbase Document.

101.PRE	❖	XBRL Taxonomy Presentation Linkbase Document.

104	❖	Cover Page Interactive Data File. (formatted as Inline XBRL tags and contained in Exhibit 101)

Ù	Denotes management compensatory plan or arrangement
❖	Filed herewith.
Φ	Furnished herewith.
Ω	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maximus, Inc.

	/s/ Bruce L. Caswell	November 20, 2025
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	November 20, 2025
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates included.

Name	Title	Date

/s/ Bruce L. Caswell	President and Chief Executive Officer (Principal Executive Officer) and Director	November 20, 2025
Bruce L. Caswell

/s/ David W. Mutryn	Chief Financial Officer (Principal Financial Officer)	November 20, 2025
David W. Mutryn

/s/ Theresa Golinvaux	Corporate Controller (Principal Accounting Officer)	November 20, 2025
Theresa Golinvaux

/s/ John J. Haley	Chair of the Board of Directors	November 20, 2025
John J Haley

/s/ Anne K. Altman	Vice Chair of the Board of Directors	November 20, 2025
Anne K. Altman

/s/ Richard A. Montoni	Director	November 20, 2025
Richard A. Montoni

/s/ Jan D. Madsen	Director	November 20, 2025
Jan D. Madsen

/s/ Gayathri Rajan	Director	November 20, 2025
Gayathri Rajan

/s/ Raymond B. Ruddy	Director	November 20, 2025
Raymond B. Ruddy

/s/ Michael J. Warren	Director	November 20, 2025
Michael J. Warren