Form 10-Q
period 2025-12-31
MAXIMUS, INC.
filed 2026-02-05
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 54,548,576 shares of the registrant's Common Stock outstanding as of February 2, 2026.

Unless otherwise specified, references in this Quarterly Report on Form 10-Q to "our," "we," "us," "Maximus," the "Company," and "our business" refer to Maximus, Inc. and its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," “on track,” "opportunity," "could," "potential," "believe," "project," "estimate," "expect," "continue," "forecast," "strategy," "future," "likely," "may," "should," "will," and similar references to future periods.
Any statements herein that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, future contracts, liquidity, market opportunities, market demand, acceptance of our products, or acquisitions and divestitures, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•matters related to businesses we disposed of or divested; and
•other factors set forth in Item 1A, "Risk Factors" of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on November 20, 2025.
Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments, or otherwise.

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands, except per share amounts)
Revenue	$1,345,046	$1,402,675
Cost of revenue	1,026,376	1,101,118
Gross profit	318,670	301,557
Selling, general, and administrative expenses	152,160	191,735
Amortization of intangible assets	20,300	23,035
Operating income	146,210	86,787
Interest expense	20,816	17,522
Other (income)/expense, net	(873)	312
Income before income taxes	126,267	68,953
Provision for income taxes	32,324	27,757
Net income	$93,943	$41,196

Earnings per share:
Basic	$1.71	$0.69
Diluted	$1.70	$0.69
Weighted average shares outstanding:
Basic	54,842	59,733
Diluted	55,299	60,002

Dividends declared per share	$0.30	$0.30
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Net income	$93,943	$41,196
Other comprehensive income, net of tax:
Foreign currency translation adjustments	248	10,452
Net (losses)/gains on cash flow hedges, net of tax (benefit)/provision of $(502) and $876, respectively	(1,407)	2,454
Other comprehensive (loss)/income	(1,159)	12,906
Comprehensive income	$92,784	$54,102
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	December 31, 2025	September 30, 2025
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$137,594	$222,351
Accounts receivable, net	1,147,740	898,095
Income taxes receivable	5,305	3,904
Prepaid expenses and other current assets	132,569	128,574
Total current assets	1,423,208	1,252,924
Property and equipment, net	28,108	30,972
Capitalized software, net	210,503	214,260
Operating lease right-of-use assets	93,724	100,514
Goodwill	1,781,156	1,782,095
Intangible assets, net	517,916	538,266
Deferred contract costs, net	66,636	63,332
Deferred compensation plan assets	65,109	63,272
Deferred income taxes	11,755	11,491
Other assets	10,185	12,513
Total assets	$4,208,300	$4,069,639
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$263,281	$296,888
Accrued compensation and benefits	125,464	236,948
Deferred revenue, current portion	46,566	53,784
Income taxes payable	17,753	17,321
Long-term debt, current portion	58,305	52,680
Operating lease liabilities, current portion	37,484	38,605
Other current liabilities	59,193	68,937
Total current liabilities	608,046	765,163
Deferred revenue, non-current portion	39,958	43,757
Deferred income taxes	176,521	149,020
Long-term debt, non-current portion	1,509,205	1,281,593
Deferred compensation plan liabilities, non-current portion	67,447	62,145
Operating lease liabilities, non-current portion	65,268	71,289
Other liabilities	22,043	22,637
Total liabilities	2,488,488	2,395,604
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 54,549 and 54,805 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	628,867	628,118
Accumulated other comprehensive loss	(19,026)	(17,867)
Retained earnings	1,109,971	1,063,784
Total shareholders' equity	1,719,812	1,674,035
Total liabilities and shareholders' equity	$4,208,300	$4,069,639
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Cash flows from operating activities:
Net income	$93,943	$41,196
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	12,889	8,455
Amortization of intangible assets	20,300	23,035
Amortization of debt issuance costs and debt discount	736	638
Deferred income taxes	27,864	2,157
Stock compensation expense	7,019	6,952
Divestiture-related (gains)/charges	(8,985)	38,341
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(253,375)	(103,454)
Prepaid expenses and other current assets	(91)	(2,500)
Deferred contract costs	(3,302)	(366)
Accounts payable and accrued liabilities	(33,807)	(8,150)
Accrued compensation and benefits	(100,700)	(93,036)
Deferred revenue	(10,843)	(8,232)
Income taxes	(1,035)	12,076
Operating lease right-of-use assets and liabilities	(399)	(2,349)
Other assets and liabilities	5,384	5,241
Net cash used in operating activities	(244,402)	(79,996)
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(6,263)	(22,992)
Proceeds from divestitures	12,895	736
Net cash provided by/(used in) investing activities	6,632	(22,256)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(16,338)	(18,060)
Purchases of Maximus common stock	(40,562)	(228,593)
Tax withholding related to RSU vesting	(17,325)	(16,441)
Proceeds from borrowings	365,000	435,000
Principal payments for debt	(132,500)	(179,264)
Other	(1,375)	(899)
Net cash provided by/(used in) financing activities	156,900	(8,257)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(64)	(2,384)
Net change in cash, cash equivalents, and restricted cash	(80,934)	(112,893)
Cash, cash equivalents, and restricted cash, beginning of period	260,459	235,763
Cash, cash equivalents, and restricted cash, end of period	$179,525	$122,870
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2025	54,805	$628,118	$(17,867)	$1,063,784	$1,674,035
Net income	—	—	—	93,943	93,943
Foreign currency translation	—	—	248	—	248
Cash flow hedge, net of tax	—	—	(1,407)	—	(1,407)
Cash dividends	—	—	—	(16,338)	(16,338)
Dividends on RSUs	—	363	—	(363)	—
Purchases of Maximus common stock	(353)	—	—	(31,055)	(31,055)
Stock compensation expense	—	7,019	—	—	7,019
Tax withholding adjustment related to RSU vesting	—	(6,633)	—	—	(6,633)
RSUs vested	97	—	—	—	—
Balance as of December 31, 2025	54,549	$628,867	$(19,026)	$1,109,971	$1,719,812

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	603,252	$(19,554)	1,063,151	1,646,849
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Notes to the Consolidated Financial Statements
1. ORGANIZATION
Maximus, a Virginia corporation, is a leading provider of tech-enabled services to government agencies. By moving people, technology, and government forward, Maximus helps improve the delivery of public services for more than 100 million American citizens amid complex technological, health, economic, and social challenges. As a trusted and accountable partner to primarily U.S. federal and state customers, we proudly design, develop, and deliver innovative and efficient programs that are designed to improve government’s effectiveness in serving its citizens.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include our accounts and those of our wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. We have continued to follow the accounting policies set forth in those financial statements.
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
At December 31, 2025, our capitalized software balance includes $40.5 million related to technology for new services within our U.S. Services Segment. If circumstances change, we may be required to adjust the value or asset life of these assets.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S. Our operating segments represent the manner in which our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker, reviews our financial results. Our CEO assesses the performance of and allocates resources to each operating segment using information about the operating segment's revenue, gross profit, and segment income (loss) from operations. Our CEO does not evaluate operating segments using asset or liability information.
U.S. Federal Services
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and advanced technology solutions and related professional services work for U.S. state and local government programs. These services support a variety of programs, including the programs under Medicaid and Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, and Temporary Assistance to Needy Families (TANF).
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

Table 3.1: Results of Operations by Business Segment
	For the Three Months Ended December 31, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$786,601		$415,248		$143,197		$1,345,046
Cost of revenue	571,666	72.7%	330,854	79.7%	123,856	86.5%	1,026,376
Gross profit	214,935	27.3%	84,394	20.3%	19,341	13.5%	318,670
Other segment items (2)	85,202	10.8%	55,108	13.3%	20,721	14.5%	161,031
Segment operating income/(loss)	$129,733	16.5%	$29,286	7.1%	$(1,380)	(1.0)%	157,639
Divestiture-related gains (3)							8,985
Other (4)							(114)
Amortization of intangible assets							(20,300)
Operating income							$146,210

Depreciation and amortization:	$7,115	0.9%	$4,222	1.0%	$1,552	1.1%	$12,889

	For the Three Months Ended December 31, 2024
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$780,655		$452,250		$169,770		$1,402,675
Cost of revenue	607,340	77.8%	357,246	79.0%	136,532	80.4%	1,101,118
Gross profit	173,315	22.2%	95,004	21.0%	33,238	19.6%	301,557
Other segment items (2)	74,215	9.5%	54,158	12.0%	25,118	14.8%	153,491
Segment operating income	$99,100	12.7%	$40,846	9.0%	$8,120	4.8%	148,066
Divestiture-related charges (3)							(38,341)
Other (4)							97
Amortization of intangible assets							(23,035)
Operating income							$86,787

Depreciation and amortization:	$2,851	0.4%	$3,811	0.8%	$1,793	1.1%	$8,455
(1)Percentage of respective revenue, as applicable.
(2)Other segment items are principally selling, general, and administrative expenses allocated to segments.
(3)During fiscal years 2026 and 2025, we divested businesses from our U.S. Services and Outside the U.S. Segments, respectively. See "Note 6. Divestitures" for additional information.
(4)Other expenses include credits and costs that are not allocated to a particular segment.

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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, and customer type.

Table 4.1: Revenue by Service Type
	For the Three Months Ended
	December 31, 2025		December 31, 2024
	(dollars in thousands)
Program Operations	$676,407	50.3%	$727,967	51.9%
Clinical Services	523,719	38.9%	471,526	33.6%
Employment & Other	70,165	5.2%	113,618	8.1%
Technology Solutions	74,755	5.6%	89,564	6.4%
Total revenue	$1,345,046		$1,402,675

Table 4.2: Revenue by Contract Type
	For the Three Months Ended
	December 31, 2025		December 31, 2024
	(in thousands)
Performance-based	$720,661	53.6%	$717,771	51.2%
Cost-plus	386,388	28.7%	384,427	27.4%
Fixed price	168,519	12.5%	174,679	12.5%
Time and materials	69,478	5.2%	125,798	9.0%
Total revenue	$1,345,046		$1,402,675

Table 4.3: Revenue by Customer Type
	For the Three Months Ended
	December 31, 2025		December 31, 2024
	(dollars in thousands)
New York state government agencies	$150,121	11.2%	$161,695	11.5%
Other U.S. state government agencies	268,472	20.0%	291,067	20.8%
Total U.S. state government agencies	418,593		452,762
U.S. federal government agencies	767,803	57.1%	764,437	54.5%
International government agencies	141,012	10.5%	166,866	11.9%
Other, including local municipalities and commercial customers	17,638	1.3%	18,610	1.3%
Total revenue	$1,345,046		$1,402,675

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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled, until restrictions on billing are lifted. As of December 31, 2025, and September 30, 2025, $22.7 million and $24.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
•Some of our contracts, notably our employment services contracts in the Outside the U.S. Segment, include payments for specific milestones, such as job placement and job retention, and these outcome payments occur over several months. We are required to estimate these outcome fees ahead of their realization and recognize this estimated fee over the period of delivery.
During the three months ended December 31, 2025, we recognized revenue of $33.4 million included in our deferred revenue balances at September 30, 2025. During the three months ended December 31, 2024, we recognized revenue of $47.6 million included in our deferred revenue balances at September 30, 2024.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands, except per share data)
Increase in revenue recognized due to changes in contract estimates	$6,402	$6,800
Increase in diluted earnings per share recognized due to changes in contract estimates	$0.09	$0.08
Remaining performance obligations
As of December 31, 2025, we had approximately $300 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 60% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Basic weighted average shares outstanding	54,842	59,733
Dilutive effect of unvested RSUs and PSUs	457	269
Denominator for diluted earnings per share	55,299	60,002
The diluted earnings per share calculation for the three months ended December 31, 2025 and 2024 excludes approximately 435,000 and 218,000 unvested anti-dilutive restricted stock units, respectively.
6. DIVESTITURES
U.S. Services Segment
In December 2025, we sold our child support business within the United States for approximately $14.0 million. This business had been reporting approximately $25 million of annual revenue. We recorded a gain on sale of $9.0 million.
Outside the U.S. Segment
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of December 31, 2025, we have not recorded any potential contingent consideration. Our divestiture-related charges of $39.5 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. We also provided an indemnification to the buyer that has been recorded at fair value in our consolidated balance sheets. No tax benefit is anticipated from this transaction.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	December 31, 2025	September 30, 2025
	(in thousands)
Term Loan A (TLA)	$841,875	$853,125
Term Loan B (TLB)	492,500	493,750
Revolver	245,000	—
Total debt principal	1,579,375	1,346,875
Less: Unamortized debt-issuance costs and discounts	(11,865)	(12,602)
Total debt	1,567,510	1,334,273
Less: Current portion of long-term debt	(58,305)	(52,680)
Long-term debt	$1,509,205	$1,281,593
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At December 31, 2025, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of December 31, 2025 for the remainder of fiscal year 2026 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
January 1, 2026 through September 30, 2026	$43,125
Year ended September 30, 2027	72,500
Year ended September 30, 2028	78,125
Year ended September 30, 2029	911,875
Year ended September 30, 2030	5,000
Years ended thereafter	468,750
Total payments	$1,579,375
Interest Rate Derivative Instruments
We utilize interest rate swaps that are designed to reduce our risk from changes in interest rates, which we have designated as cash flow hedges. The following table presents our interest rate swaps:

Table 7.3: Interest Rate Derivative Instruments
As of December 31, 2025
Debt Principal Hedged	Notional Amount	Fixed Interest Rate	Effective	Expiry
	(in thousands)
Term Loan A	$500,000	2.31%	Present	May 2026
Term Loan B	$75,000	3.72%	Present	September 2026
Term Loan B	$75,000	3.62%	Present	September 2027
Term Loan A	$150,000	3.14%	June 2026	September 2027
Term Loan A	$150,000	3.28%	June 2026	September 2028
The balance of the debt pays interest based upon the SOFR. At December 31, 2025, our effective interest rate, including the original issuance costs and discount rate, was 5.1%.
At December 31, 2025, we recorded an asset of $3.4 million and a liability of $1.5 million to reflect the fair value of our interest rate swap agreements, compared to an asset of $5.5 million and a liability of $1.7 million at September 30, 2025. The asset and liability are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive income" within our consolidated financial statements.

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
The table below presents assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the three months ended December 31, 2025.

Table 8.1: Fair Value Measurements
	As of December 31, 2025
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$41,446	$—	$—	$41,446
Interest rate swap - $550 million notional value	—	3,417	—	3,417
Total assets	$41,446	$3,417	$—	$44,863
Liabilities:
Interest rate swap - $400 million notional value	$—	$1,473	$—	$1,473
Indemnification liabilities	—	—	9,938	9,938
Total liabilities	$—	$1,473	$9,938	$11,411
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustments	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2025	$(20,706)	$2,839	$(17,867)
Other comprehensive income before reclassifications	248	279	527
Amounts reclassified from accumulated other comprehensive loss	—	(1,686)	(1,686)
Net current period other comprehensive income/(loss)	248	(1,407)	(1,159)
Balance as of December 31, 2025	$(20,458)	$1,432	$(19,026)

Indemnification Liabilities
The fair value of our indemnification liability is recorded at fair value as of the disposal date, based on an assessment of probability-weighted outcomes. This liability is reviewed on a quarterly basis and changes in estimates are recorded to selling and general administrative expenses and foreign currency translation adjustments are recorded in other income/expenses on our Consolidated Statement of Operations.
Movement in our indemnification liability balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
(in thousands)
Opening contingent consideration as of September 30, 2025	$11,342
Cash payments	(1,490)
Foreign currency translation adjustments	86
Closing contingent consideration as of December 31, 2025	$9,938

9. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by the Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to four years, with a small number which cliff vest after three years. The RSUs granted to directors cliff vest one year from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three-year performance period if the performance conditions are met. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the three months ended December 31, 2025, we issued approximately 312,000 RSUs, which will vest ratably over three to four years, and approximately 146,000 PSUs, which will vest after three years if the performance conditions are met.
Stock Repurchase Programs
In September 2025, our Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
During the three months ended December 31, 2025, we purchased approximately 0.4 million common shares at a cost of $31.1 million, which includes an additional charge from the 1% excise tax on share purchases. During the three months ended December 31, 2024, we purchased approximately 3.1 million common shares at a cost of $236.7 million under a similar program.
At December 31, 2025, approximately $250.0 million remained available for future stock purchases.

10. OTHER ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	December 31, 2025	September 30, 2025
	(in thousands)
Cash and cash equivalents	$137,594	$222,351
Restricted cash	41,931	38,108
Cash, cash equivalents, and restricted cash	$179,525	$260,459
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Interest payments	$20,445	$17,559
Income tax payments	$5,506	$12,418
Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	December 31, 2025	September 30, 2025
	(in thousands)
Billed and billable receivables	$952,087	$720,495
Unbilled receivables	204,948	187,372
Allowance for credit losses	(9,295)	(9,772)
Accounts receivable, net	$1,147,740	$898,095
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
For the three months ended December 31, 2025 and 2024, the value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $198.2 million and $125.2 million, respectively. In exchange for these sales, we received cash of $197.1 million and $124.4 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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
On December 12, 2024, the Court granted in part Defendants' omnibus motion to dismiss Plaintiffs’ claims pursuant to Rule 12(b)(1), challenging Plaintiffs’ standing to bring this suit, dismissing claims brought by four of the Plaintiffs in the MOVEit MDL. None of the dismissed claims were asserted against us.
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

12. SUBSEQUENT EVENT
On January 6, 2026, our Board of Directors declared a quarterly cash dividend of $0.33 for each share of our common stock outstanding. The dividend is payable on March 2, 2026, to shareholders of record on February 13, 2026. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $18.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with "Risk Factors," "Special Note Regarding Forward-Looking Statements," and our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2025 filed with the SEC on November 20, 2025 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Maximus is a leading provider of tech-enabled services to government agencies. By moving people, technology, and government forward, Maximus helps improve the delivery of public services for more than 100 million American citizens, as well as citizens in the United Kingdom (U.K.), Canada, and the Middle East, amid complex technological, health, economic, and social challenges. As a trusted and accountable partner to primarily U.S. federal and state customers, we proudly design, develop, and deliver innovative and efficient programs that are designed to improve government’s effectiveness in serving its citizens.
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

Financial Overview
A number of factors have affected our results for the first quarter of fiscal year 2026. More detail on these changes is presented below within our "Results of Operations" section.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three months ended December 31, 2025, and December 31, 2024.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands, except per share data)
Revenue	$1,345,046	$1,402,675
Cost of revenue	1,026,376	1,101,118
Gross profit	318,670	301,557
Gross profit percentage	23.7%	21.5%
Selling, general, and administrative expenses	152,160	191,735
Selling, general, and administrative expenses as a percentage of revenue	11.3%	13.7%
Amortization of intangible assets	20,300	23,035
Operating income	146,210	86,787
Operating margin	10.9%	6.2%
Interest expense	20,816	17,522
Other (income)/expense, net	(873)	312
Income before income taxes	126,267	68,953
Provision for income taxes	32,324	27,757
Effective tax rate	25.6%	40.3%
Net income	$93,943	$41,196
Earnings per share:
Basic	$1.71	$0.69
Diluted	$1.70	$0.69
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended December 31, 2024	$1,402,675		$1,101,118		$301,557
Organic effect	(41,324)	(2.9)%	(61,263)	(5.6)%	19,939	6.6%
Disposal of businesses	(20,562)	(1.5)%	(17,342)	(1.6)%	(3,220)	(1.1)%
Currency effect compared to the prior period	4,257	0.3%	3,863	0.4%	394	0.1%
Three Months Ended December 31, 2025	$1,345,046	(4.1)%	$1,026,376	(6.8)%	$318,670	5.7%

Selling, general, and administrative expenses
Selling, general, and administrative (SG&A) expenses consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. Corporate costs are allocated to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which are not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense for the three months ended December 31, 2025, includes $9.0 million of divestiture-related gain from the sale of our child support business within the United States, which we divested in December 2025. Our SG&A for the three months ended December 31, 2024, includes divestiture-related charges of $38.3 million from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets has declined for the three months ended December 31, 2025, as compared to the same period in fiscal year 2025, since the amortization of technology-based assets acquired in fiscal year 2021 was completed prior to fiscal year 2026.
Our balance sheet includes $393.7 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships and a medical provider network, continue to support medical disability examinations (MDE) contracts with the U.S. Department of Veterans Affairs. These assets are being amortized over the remaining seven years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
During fiscal year 2025, we expanded our Term Loan A Credit Facility, which has resulted in an increase to our interest expense in the current year. We continue to mitigate a portion of our interest rate risk through hedging transactions on a portion of our outstanding debt.
Provision for Income Taxes
Our effective income tax rate for the three months ended December 31, 2025, was 25.6%. Our tax rate in fiscal year 2025 was affected by the disposal of our businesses in Australia and Korea and other non recurring items. For fiscal year 2026, we expect an overall effective tax rate between 24.5% and 25.5%.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.

Table MD&A 3: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Revenue	$786,601	$780,655
Cost of revenue	571,666	607,340
Gross profit	214,935	173,315
Selling, general, and administrative expenses	85,202	74,215
Operating income	129,733	99,100
Gross profit percentage	27.3%	22.2%
Operating margin percentage	16.5%	12.7%
Our revenue for the three months ended December 31, 2025 increased 0.8% compared to the three months ended December 31, 2024. Our cost of revenue for the three months ended December 31, 2025 decreased 5.9% compared to the three months ended December 31, 2024.
This segment continued to receive the benefit of strong volumes and margins in our clinical assessments business. Our results in the first quarter of fiscal year 2025 also included unexpected volume growth on core programs, along with high levels of natural disaster support which did not recur in the first quarter of fiscal year 2026.
Our margin improvement stemmed from stability of volumes across multiple programs, combined with the wider adoption of technology initiatives that enhanced staff productivity. Assisted by these, we anticipate operating margins for the U.S. Federal Services Segment in fiscal year 2026 to range between 16.5% and 17%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services and advanced technology solutions and related professional services work for U.S. state and local government programs. These services support a variety of programs, including the programs under Medicaid and Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, and Temporary Assistance to Needy Families (TANF).

Table MD&A 4: U.S. Services Segment - Financial Results
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Revenue	$415,248	$452,250
Cost of revenue	330,854	357,246
Gross profit	84,394	95,004
Selling, general, and administrative expenses	55,108	54,158
Operating income	29,286	40,846
Gross profit percentage	20.3%	21.0%
Operating margin percentage	7.1%	9.0%
Our revenue and cost of revenue for the three months ended December 31, 2025 and 2024, decreased 8.2% and 7.4%, respectively.

Table MD&A 5: U.S. Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2024	$452,250		$357,246		$95,004
Organic effect	(35,816)	(7.9)%	(25,470)	(7.1)%	(10,346)	(10.9)%
Disposal of businesses	(1,186)	(0.3)%	(922)	(0.3)%	(264)	(0.3)%
Three Months Ended December 31, 2025	$415,248	(8.2)%	$330,854	(7.4)%	$84,394	(11.2)%
Our U.S. Services Segment continues to show lower volumes and demand across a broad range of contracts compared to prior years. We believe the contracts and relationships held by this segment provide it with strong opportunities to assist state customers who will require higher engagement across their federally-funded social programs.
Consistent with fiscal year 2025, our profit margins have been tempered in the first quarter. This has been caused by a need to have more resources available in the open enrollment period. We anticipate operating margins for the U.S. Services Segment in fiscal year 2026 to range between 10.5% and 11%.

Outside the U.S. Segment
Our Outside the U.S. Segment provides business process services and other solutions for international governments. These services include health and disability assessments, program administration for employment services, wellbeing solutions and other job seeker-related services, digitally-enabled customer services, and advanced technologies for modernization. We support programs and deliver services in the U.K., including the Functional Assessment Services (FAS) contract and the Restart employment program. We also provide services in Canada and the Middle East.

Table MD&A 6: Outside the U.S. Segment - Financial Results
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Revenue	$143,197	$169,770
Cost of revenue	123,856	136,532
Gross profit	19,341	33,238
Selling, general, and administrative expenses	20,721	25,118
Operating (loss)/income	(1,380)	8,120
Gross profit percentage	13.5%	19.6%
Operating margin percentage	(1.0) %	4.8%

Table MD&A 7: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended December 31, 2025
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended December 31, 2024	$169,770		$136,532		$33,238
Organic effect	(11,454)	(6.7)%	(119)	(0.1)%	(11,335)	(34.1)%
Disposal of businesses	(19,376)	(11.4)%	(16,420)	(12.0)%	(2,956)	(8.9)%
Currency effect compared to the prior period	4,257	2.5%	3,863	2.8%	394	1.2%
Three Months Ended December 31, 2025	$143,197	(15.7)%	$123,856	(9.3)%	$19,341	(41.8)%
The organic decline in this segment relates to lower volumes on a number of our contracts.
The divestiture of our businesses in Australia and Korea occurred in December 2024.
The effects of the organic decline and the divestiture were partially offset by the strengthening of the British Pound against the U.S. Dollar.
Following the divestitures in both fiscal years 2024 and 2025, we have taken the opportunity to expand our business development initiatives. We are tracking a number of opportunities, but many have been delayed. We anticipate operating margins for the Outside the U.S. Segment in fiscal year 2026 to range between 1% to 3%, but remain confident that the leaner segment will drive margin improvement in future years.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, our $750 million revolving credit facility and our $250 million Receivables Purchase Agreement (RPA). As of December 31, 2025, we had $137.6 million in cash and cash equivalents. We believe that our current cash position, access to our debt facilities, and cash flow generated from operations should be sufficient for our operating requirements and should enable us to fund required long-term debt repayments, dividends, and any share purchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of December 31, 2025, and their effective interest rates.

Table MD&A 8: Debt Balances and Interest Rates as of December 31, 2025
	December 31, 2025
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.68%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	341,875	5.09%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2027	75,000	5.62%	Fixed Rate of 3.62% plus 2% margin.
Term Loan B - Unhedged	342,500	5.72%	Term SOFR reset monthly plus 2% margin.
Revolver	245,000	5.09%	Term SOFR reset monthly plus margin. (1)
Debt Principal	$1,579,375
(1) The applicable margin for Term Loan A ranges from 1% to 2%, depending on our leverage ratio as determined based on our most recently filed financial statements. As of December 31, 2025, the applicable margin was 1.375%.
Our effective interest rate reflects the drivers of our cash interest payments as of December 31, 2025, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of December 31, 2025, was 5.1%.
The below table summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 9: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Operating activities:
Net cash used in operating activities	$(244,402)	$(79,996)
Net cash provided by/(used in) investing activities	6,632	(22,256)
Net cash provided by/(used in) financing activities	156,900	(8,257)
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(64)	(2,384)
Net change in cash and cash equivalents and restricted cash	$(80,934)	$(112,893)
Net Cash Used in Operating Activities
We reported net cash used in operations of $244.4 million for the first three months of fiscal year 2026, compared to $80.0 million for the first three months of fiscal year 2025. As we had anticipated, cash collections were slow due to a combination of the holiday season, which typically slows payments, combined with a government shutdown and administrative delays with one of our large contracts with the U.S. federal government. We anticipate that our cash flows will improve in the second half of 2026.
These short-term delays in collections are reflected in Days Sales Outstanding ("DSO") at December 31, 2025, which were 78 days, compared with 62 days at September 30, 2025. Excluding the effects of the RPA, DSO would have been 91 days and 73 days, respectively.

Net Cash Provided by/(Used in) Investing Activities
We reported net cash provided by investing activities of $6.6 million for the first three months of fiscal year 2026, compared to net cash used in investing activities of $22.3 million for the first three months of fiscal year 2025.
In fiscal year 2025, we made significant investments in our capital base, most notably in updating technology on our Federal MDE contracts. Much of this update was completed in the third quarter of that year.
Our cash flows in fiscal year 2026 include the cash received from the sale of our child support business within the United States. The final purchase price will be calculated based upon a working capital calculation, which should be concluded during the third fiscal quarter of this year.
Net Cash Provided by/(Used in) Financing Activities
We reported net cash provided by financing activities of $156.9 million for the first three months of fiscal year 2026, compared to net cash used in financing activities of $8.3 million for the first three months of fiscal year 2025.
We have utilized our credit facilities in both years to cover the short-term delays in collections noted above. In addition, we have utilized $40.6 million and $228.6 million, in the first quarters of fiscal years 2026 and 2025, respectively, to purchase our common shares.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At December 31, 2025, we owed $1.58 billion under the Credit Agreement, with access to approximately $505.0 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2031, when the agreement ends, and must be renegotiated or the funds repaid.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At December 31, 2025, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 10: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	December 31, 2025	December 31, 2025
	(in thousands)
Net income	$93,943	$371,781
Adjustments:
Interest expense	20,816	87,374
Other (income)/expense, net	(873)	(1,827)
Provision for income taxes	32,324	130,382
Amortization of intangibles	20,300	89,312
Stock compensation expense	7,019	41,250
Acquisition-related expenses	8	314
Divestiture-related (gains)/charges, net	(8,985)	(7,777)
Depreciation and amortization of property, equipment, and capitalized software	12,889	46,103
Pro forma and other adjustments permitted by our Credit Agreement	6,310	47,270
Consolidated EBITDA (as defined by our Credit Agreement)	$183,751	$804,182

Table MD&A 11: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
December 31, 2025
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,579,375
Cash and cash equivalents up to $150 million	137,594
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,441,781

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.79

Table MD&A 12: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
December 31, 2025
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$804,182

Interest expense	87,374
Components of other income/expense, net allowed in ratio calculation	1,854
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$89,228

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	9.01

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
Free Cash Flow (Non-GAAP)

Table MD&A 13: Free Cash Flow (Non-GAAP)
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(in thousands)
Net cash used in operating activities	$(244,402)	$(79,996)
Purchases of property and equipment and capitalized software	(6,263)	(22,992)
Free cash flow (Non-GAAP)	$(250,665)	$(102,988)

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the three months ended December 31, 2025.

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
For the three months ended December 31, 2025, 11% of our revenue was generated outside the U.S. We believe that users of our financial statements want to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
From time to time, we enter into acquisitions and divestitures. We believe users of our financial statements want to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that has been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results, excluding transactions from acquisitions or disposals, to our prior fiscal year results.
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements want to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the three months ended December 31, 2025 and 2024, we also incurred losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Adjusted EBITDA is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation, amortization and divestiture-related activity, and makes for easier comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Accordingly, we have calculated our operating income, Adjusted EBITDA, net income, and diluted earnings per share, excluding the effect of the amortization of intangible assets and divestiture-related activity. As disclosed above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement. We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 14: Non-GAAP Adjusted Results - Operating Income, Adjusted EBITDA, Net Income, and Diluted Earnings per Share
	For the Three Months Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands, except per share data)
Operating income	$146,210	$86,787
Add back: Amortization of intangible assets	20,300	23,035
Add back: Divestiture-related (gains)/charges	(8,985)	38,341
Add back: Depreciation and amortization of property, equipment, and capitalized software	12,889	8,455
Adjusted EBITDA (Non-GAAP)	$170,414	$156,618
Adjusted EBITDA margin (Non-GAAP)	12.7%	11.2%

Net income	$93,943	$41,196
Add back: Amortization of intangible assets, net of tax	14,961	16,977
Add back: Divestiture-related (gains)/charges, net of tax	(6,624)	38,341
Adjusted net income excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$102,280	$96,514

Diluted earnings per share	$1.70	$0.69
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.27	0.28
Add back: Effect of divestiture-related (gains)/charges on diluted earnings per share	(0.12)	0.64
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$1.85	$1.61
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, have not changed materially during the three month period ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the three months ended December 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 20, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding purchases of common stock that we made during the three months ended December 31, 2025.

Common Stock Repurchase Activity During the Three Months Ended December 31, 2025
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2025 - October 31, 2025	352,895	$87.08	352,895	$250,034
November 1, 2025 - November 30, 2025	—	—	—	$250,034
December 1, 2025 - December 31, 2025	—	—	—	$250,034
Total	352,895	$87.08	352,895
1.In September 2025, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $400 million of our common stock.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•Michelle Link, our Chief Human Resources Officer, adopted a new Rule 10b5-1 trading arrangement on December 15, 2025, that is scheduled to terminate on December 2, 2026. Under the trading arrangement, up to an aggregate of 9,953 shares of common stock are available to be sold by the broker on particular dates, subject to adjustment based on the vesting of performance awards.

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

Maximus, Inc.

	/s/ Bruce L. Caswell	February 5, 2026
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	February 5, 2026
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)