Form 10-Q
period 2026-03-31
MAXIMUS, INC.
filed 2026-05-07
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 52,540,363 shares of the registrant's Common Stock outstanding as of May 4, 2026.

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
Any statements herein that are not historical facts, including statements about our confidence, strategies and initiatives, and our expectations about revenues, results of operations, profitability, future contracts, liquidity, market opportunities, market demand, acceptance of our products and service offerings, or acquisitions and divestitures, are forward-looking statements that are subject to risks and uncertainties. These risks could cause our actual results to differ materially from those indicated by such forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:
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
•our discovery of additional information related to our previously disclosed cybersecurity incident and any potential legal, business, reputational, or financial consequences resulting from that incident or any cybersecurity incidents;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
Revenue	$1,305,967	$1,361,786	$2,651,013	$2,764,461
Cost of revenue	963,703	1,022,965	1,990,079	2,124,083
Gross profit	342,264	338,821	660,934	640,378
Selling, general, and administrative expenses	173,479	162,857	325,639	354,592
Amortization of intangible assets	20,298	22,996	40,598	46,031
Operating income	148,487	152,968	294,697	239,755
Interest expense	22,111	21,469	42,927	38,991
Other (income)/expense, net	(158)	(963)	(1,031)	(651)
Income before income taxes	126,534	132,462	252,801	201,415
Provision for income taxes	28,471	35,893	60,795	63,650
Net income	$98,063	$96,569	$192,006	$137,765

Earnings per share:
Basic	$1.81	$1.70	$3.52	$2.36
Diluted	$1.80	$1.69	$3.50	$2.35
Weighted average shares outstanding:
Basic	54,242	56,892	54,547	58,330
Diluted	54,585	57,057	54,925	58,553

Dividends declared per share	$0.33	$0.30	$0.63	$0.60
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in thousands)
Net income	$98,063	$96,569	$192,006	$137,765
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(2,779)	3,731	(2,531)	14,183
Net gains/(losses) on cash flow hedges, net of tax provision/(benefit) of $268, $(911), $(234), and $(35), respectively	750	(2,552)	(657)	(98)
Other comprehensive (loss)/income	(2,029)	1,179	(3,188)	14,085
Comprehensive income	$96,034	$97,748	$188,818	$151,850
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	March 31, 2026	September 30, 2025
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$157,452	$222,351
Accounts receivable, net	1,114,960	898,095
Income taxes receivable	64,792	3,904
Prepaid expenses and other current assets	171,644	128,574
Total current assets	1,508,848	1,252,924
Property and equipment, net	27,178	30,972
Capitalized software, net	202,583	214,260
Operating lease right-of-use assets	84,097	100,514
Goodwill	1,780,507	1,782,095
Intangible assets, net	497,342	538,266
Deferred contract costs, net	62,737	63,332
Deferred compensation plan assets	58,472	63,272
Deferred income taxes	7,590	11,491
Other assets	9,820	12,513
Total assets	$4,239,174	$4,069,639
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$281,984	$296,888
Accrued compensation and benefits	152,362	236,948
Deferred revenue, current portion	37,910	53,784
Income taxes payable	959	17,321
Long-term debt, current portion	63,930	52,680
Operating lease liabilities, current portion	35,400	38,605
Other current liabilities	109,142	68,937
Total current liabilities	681,687	765,163
Deferred revenue, non-current portion	37,662	43,757
Deferred income taxes	212,703	149,020
Long-term debt, non-current portion	1,471,816	1,281,593
Deferred compensation plan liabilities, non-current portion	58,171	62,145
Operating lease liabilities, non-current portion	56,640	71,289
Other liabilities	23,534	22,637
Total liabilities	2,542,213	2,395,604
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 53,110 and 54,805 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	639,269	628,118
Accumulated other comprehensive loss	(21,055)	(17,867)
Retained earnings	1,078,747	1,063,784
Total shareholders' equity	1,696,961	1,674,035
Total liabilities and shareholders' equity	$4,239,174	$4,069,639
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$192,006	$137,765
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	25,217	17,895
Capitalized software impairment charges	6,914	—
Amortization of intangible assets	40,598	46,031
Amortization of debt issuance costs and debt discount	1,472	1,310
Deferred income taxes	67,781	(590)
Stock compensation expense	16,918	19,575
Divestiture-related charges/(gains)	(8,985)	39,343
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(222,665)	(234,882)
Prepaid expenses and other current assets	5,963	7,943
Deferred contract costs	438	(1,915)
Accounts payable and accrued liabilities	(14,238)	5,943
Accrued compensation and benefits	(73,431)	(48,001)
Deferred revenue	(21,602)	(11,293)
Income taxes	(74,463)	(6,465)
Operating lease right-of-use assets and liabilities	(1,473)	(2,363)
Other assets and liabilities	4,674	(7,578)
Net cash used in operating activities	(54,876)	(37,282)
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(16,772)	(40,198)
Proceeds from divestitures	12,895	736
Other	—	(2,165)
Net cash used in investing activities	(3,877)	(41,627)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(34,159)	(34,961)
Purchases of Maximus common stock	(155,002)	(306,443)
Tax withholding related to RSU vesting	(17,325)	(16,441)
Payments for debt financing costs	—	(1,658)
Proceeds from borrowings	665,000	959,000
Principal payments for debt	(465,000)	(597,639)
Other, including customer escrowed funds	50,109	(1,181)
Net cash provided by financing activities	43,623	677
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(632)	(1,593)
Net change in cash, cash equivalents, and restricted cash	(15,762)	(79,825)
Cash, cash equivalents, and restricted cash, beginning of period	260,459	235,763
Cash, cash equivalents, and restricted cash, end of period	$244,697	$155,938
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2025	54,805	$628,118	$(17,867)	$1,063,784	$1,674,035
Net income	—	—	—	93,943	93,943
Foreign currency translation	—	—	248	—	248
Cash flow hedge, net of tax	—	—	(1,407)	—	(1,407)
Cash dividends	—	—	—	(16,338)	(16,338)
Dividends on RSUs	—	363	—	(363)	—
Purchases of Maximus common stock	(353)	—	—	(31,055)	(31,055)
Stock compensation expense	—	7,019	—	—	7,019
Tax withholding adjustment related to RSU vesting	—	(6,633)	—	—	(6,633)
RSUs vested	97	—	—	—	—
Balance as of December 31, 2025	54,549	628,867	(19,026)	1,109,971	1,719,812
Net income	—	—	—	98,063	98,063
Foreign currency translation	—	—	(2,779)	—	(2,779)
Cash flow hedge, net of tax	—	—	750	—	750
Cash dividends	—	—	—	(17,821)	(17,821)
Dividends on RSUs	—	503	—	(503)	—
Purchases of Maximus common stock	(1,445)	—	—	(110,963)	(110,963)
Stock compensation expense	—	9,899	—	—	9,899
RSUs vested	6	—	—	—	—
Balance as of March 31, 2026	53,110	$639,269	$(21,055)	$1,078,747	$1,696,961

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	603,252	(19,554)	1,063,151	1,646,849
Net income	—	—	—	96,569	96,569
Foreign currency translation	—	—	3,731	—	3,731
Cash flow hedge, net of tax	—	—	(2,552)	—	(2,552)
Cash dividends	—	—	—	(16,901)	(16,901)
Dividends on RSUs	—	440	—	(440)	—
Purchases of Maximus common stock	(947)	—	—	(72,845)	(72,845)
Stock compensation expense	—	12,623	—	—	12,623
RSUs vested	10	—	—	—	—
Balance as of March 31, 2025	56,349	$616,315	$(18,375)	$1,069,534	$1,667,474
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
At March 31, 2026, our capitalized software balance includes $32.9 million related to technology for new services within our U.S. Services Segment. During the second quarter of fiscal year 2026, we recorded an impairment charge of $6.9 million to an asset following a client decision which resulted in its carrying value no longer being recoverable. At this time, we believe that the remaining balance of these assets is recoverable. We continue to monitor these assets, and if circumstances change, we may be required to further adjust the value or useful life of the remaining assets.

3. BUSINESS SEGMENTS
We conduct our operations through three business segments: U.S. Federal Services, U.S. Services, and Outside the U.S. Our operating segments represent the manner in which our Chief Executive Officer (CEO), who is our Chief Operating Decision Maker (CODM), reviews our financial results. The CODM reviews segment-level revenue, gross profit, and segment operating income/(loss) on a regular basis to assess performance and manage the business. Revenue is used to evaluate growth trends and performance relative to budget, while gross profit and segment operating income/(loss) are used to assess overall profitability, business efficiency, and the effectiveness of cost-reduction initiatives. These measures also inform the CODM’s decisions regarding the allocation of resources across segments, including allocations of management bonus as well as investments in technology, personnel, and strategic transactions, such as mergers and acquisitions.
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

Table 3.1: Results of Operations by Business Segment for the Three Months Ended
	For the Three Months Ended March 31, 2026
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$753,143		$415,754		$137,070		$1,305,967
Cost of revenue	527,698	70.1%	315,245	75.8%	120,760	88.1%	963,703
Gross profit	225,445	29.9%	100,509	24.2%	16,310	11.9%	342,264
Other segment items (2)	92,741	12.3%	61,919	14.9%	19,395	14.1%	174,055
Segment operating income/(loss)	$132,704	17.6%	$38,590	9.3%	$(3,085)	(2.3)%	168,209
Other (4)							576
Amortization of intangible assets							(20,298)
Operating income							$148,487

Depreciation and amortization:	$7,300	1.0%	$4,161	1.0%	$867	0.6%	$12,328

	For the Three Months Ended March 31, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$777,927		$442,350		$141,509		$1,361,786
Cost of revenue	575,869	74.0%	330,580	74.7%	116,516	82.3%	1,022,965
Gross profit	202,058	26.0%	111,770	25.3%	24,993	17.7%	338,821
Other segment items (2)	83,076	10.7%	57,963	13.1%	20,197	14.3%	161,236
Segment operating income	$118,982	15.3%	$53,807	12.2%	$4,796	3.4%	177,585
Divestiture-related gains/(charges) (3)							(1,002)
Other (4)							(619)
Amortization of intangible assets							(22,996)
Operating income							$152,968

Depreciation and amortization:	$3,677	0.5%	$4,161	0.9%	$1,602	1.1%	$9,440

Table 3.2: Results of Operations by Business Segment for the Six Months Ended
	For the Six Months Ended March 31, 2026
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$1,539,744		$831,002		$280,267		$2,651,013
Cost of revenue	1,099,364	71.4%	646,099	77.7%	244,616	87.3%	1,990,079
Gross profit	440,380	28.6%	184,903	22.3%	35,651	12.7%	660,934
Other segment items (2)	177,943	11.6%	117,027	14.1%	40,116	14.3%	335,086
Segment operating income	$262,437	17.0%	$67,876	8.2%	$(4,465)	(1.6)%	325,848
Divestiture-related gains/(charges) (3)							8,985
Other (4)							462
Amortization of intangible assets							(40,598)
Operating income							$294,697

Depreciation and amortization:	$14,415	0.9%	$8,383	1.0%	$2,419	0.9%	$25,217

	For the Six Months Ended March 31, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$1,558,582		$894,600		$311,279		$2,764,461
Cost of revenue	1,183,209	75.9%	687,826	76.9%	253,048	81.3%	2,124,083
Gross profit	375,373	24.1%	206,774	23.1%	58,231	18.7%	640,378
Other segment items (2)	157,291	10.1%	112,121	12.5%	45,315	14.6%	314,727
Segment operating income	$218,082	14.0%	$94,653	10.6%	$12,916	4.1%	325,651
Divestiture-related gains/(charges) (3)							(39,343)
Other (4)							(522)
Amortization of intangible assets							(46,031)
Operating income							$239,755

Depreciation and amortization:	$6,528	0.4%	$7,972	0.9%	$3,395	1.1%	$17,895
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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service, contract type, and customer type.

Table 4.1: Revenue by Service Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	(dollars in thousands)
Program Operations	$644,892	49.4%	$690,772	50.7%	$1,321,299	49.8%	$1,418,739	51.3%
Clinical Services	530,808	40.6%	503,963	37.0%	1,054,527	39.8%	975,489	35.3%
Employment & Other	60,008	4.6%	78,989	5.8%	130,173	4.9%	192,607	7.0%
Technology Solutions	70,259	5.4%	88,062	6.5%	145,014	5.5%	177,626	6.4%
Total revenue	$1,305,967		$1,361,786		$2,651,013		$2,764,461

Table 4.2: Revenue by Contract Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	(in thousands)
Performance-based	$733,098	56.1%	$714,406	52.5%	$1,453,759	54.8%	$1,432,177	51.8%
Cost-plus	343,924	26.3%	334,499	24.6%	730,312	27.5%	718,926	26.0%
Fixed price	165,608	12.7%	185,009	13.6%	334,127	12.6%	359,688	13.0%
Time and materials	63,337	4.8%	127,872	9.4%	132,815	5.0%	253,670	9.2%
Total revenue	$1,305,967		$1,361,786		$2,651,013		$2,764,461

Table 4.3: Revenue by Customer Type
	For the Three Months Ended				For the Six Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	(dollars in thousands)
New York state government agencies	$147,360	11.3%	$155,949	11.5%	$297,481	11.2%	$317,644	11.5%
Other U.S. state government agencies	272,787	20.9%	287,184	21.1%	541,259	20.4%	578,251	20.9%
Total U.S. state government agencies	420,147		443,133		838,740		895,895
U.S. federal government agencies	734,888	56.3%	759,583	55.8%	1,502,691	56.7%	1,524,020	55.1%
International government agencies	134,847	10.3%	138,724	10.2%	275,859	10.4%	305,590	11.1%
Other, including local municipalities and commercial customers	16,085	1.2%	20,346	1.5%	33,723	1.3%	38,956	1.4%
Total revenue	$1,305,967		$1,361,786		$2,651,013		$2,764,461

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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable - unbilled, until restrictions on billing are lifted. As of March 31, 2026, and September 30, 2025, $21.6 million and $24.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and six months ended March 31, 2026, we recognized revenue of $9.8 million and $43.2 million, respectively, included in our deferred revenue balances at September 30, 2025. During the three and six months ended March 31, 2025, we recognized revenue of $25.6 million and $73.2 million, respectively, included in our deferred revenue balances at September 30, 2024.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in thousands, except per share data)
Increase in revenue recognized due to changes in contract estimates	$519	$3,804	$6,919	$10,573
Increase in diluted earnings per share recognized due to changes in contract estimates	$0.01	$0.05	$0.09	$0.13
Remaining performance obligations
As of March 31, 2026, we had approximately $250 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 55% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in thousands)
Basic weighted average shares outstanding	54,242	56,892	54,547	58,330
Dilutive effect of unvested RSUs and PSUs	343	165	378	223
Denominator for diluted earnings per share	54,585	57,057	54,925	58,553
The diluted earnings per share calculations for the three and six months ended March 31, 2026 exclude approximately 330,000 and 77,000 unvested anti-dilutive restricted stock units, respectively. The diluted earnings per share calculations for the three and six months ended March 31, 2025 exclude approximately 178,000 and 150,000 unvested anti-dilutive restricted stock units, respectively.
6. DIVESTITURES
U.S. Services Segment
In December 2025, we sold our child support business within the United States for approximately $14.0 million. This business had been reporting approximately $25.0 million of annual revenue. We recorded a gain on sale of $9.0 million.
Outside the U.S. Segment
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of March 31, 2026, we have not recorded any potential contingent consideration. Our total divestiture-related charges of $39.5 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. We also provided an indemnification to the buyer that has been recorded at fair value in our consolidated balance sheets. No tax benefit is anticipated from this transaction.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	March 31, 2026	September 30, 2025
	(in thousands)
Term Loan A (TLA)	$830,625	$853,125
Term Loan B (TLB)	491,250	493,750
Revolver	225,000	—
Total debt principal	1,546,875	1,346,875
Less: Unamortized debt-issuance costs and discounts	(11,129)	(12,602)
Total debt	1,535,746	1,334,273
Less: Current portion of long-term debt	(63,930)	(52,680)
Long-term debt	$1,471,816	$1,281,593
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At March 31, 2026, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of March 31, 2026 for the remainder of fiscal year 2026 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
April 1, 2026 through September 30, 2026	$30,625
Year ended September 30, 2027	72,500
Year ended September 30, 2028	78,125
Year ended September 30, 2029	891,875
Year ended September 30, 2030	5,000
Years ended thereafter	468,750
Total payments	$1,546,875
Interest Rate Derivative Instruments
We utilize interest rate swaps that are designed to reduce our risk from changes in interest rates, which we have designated as cash flow hedges. The following table presents our interest rate swaps:

Table 7.3: Interest Rate Derivative Instruments
As of March 31, 2026
Debt Principal Hedged	Notional Amount	Fixed Interest Rate	Effective	Expiry
	(in thousands)
Term Loan A	$500,000	2.31%	Present	May 2026
Term Loan B	$75,000	3.72%	Present	September 2026
Term Loan B	$75,000	3.62%	Present	September 2027
Term Loan A	$150,000	3.14%	June 2026	September 2027
Term Loan A	$150,000	3.28%	June 2026	September 2028
The balance of the debt pays interest based upon the Secured Overnight Financing Rate (SOFR). At March 31, 2026, our effective interest rate, including the original issuance costs and discount rate, was 5.0%.
At March 31, 2026, we recorded an asset of $3.2 million and a liability of $0.2 million to reflect the fair value of our interest rate swap agreements, compared to an asset of $5.5 million and a liability of $1.7 million at September 30, 2025. The assets and liabilities are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive loss" on our consolidated financial statements.

8. FAIR VALUE MEASUREMENTS
We record the following assets and liabilities at fair value on a recurring basis.
•We hold mutual fund assets within a Rabbi Trust to cover liabilities in our deferred compensation plan. These assets have prices quoted within active markets and, accordingly, are classified as level 1 within the fair value hierarchy.
•We have interest rate swap agreements that are designed to manage our interest rate exposure. These agreements can be valued using observable data and, accordingly, are classified as level 2 within the fair value hierarchy.
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
The table below presents assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis and their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the six months ended March 31, 2026.

Table 8.1: Fair Value Measurements
	As of March 31, 2026
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$40,733	$—	$—	$40,733
Interest rate swap - $675 million notional value	—	3,209	—	3,209
Total assets	$40,733	$3,209	$—	$43,942
Liabilities:
Interest rate swap - $275 million notional value	$—	$248	$—	$248
Indemnification liabilities	—	—	9,472	9,472
Total liabilities	$—	$248	$9,472	$9,720
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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustments	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2025	$(20,706)	$2,839	$(17,867)
Other comprehensive income before reclassifications	(2,531)	2,313	(218)
Amounts reclassified from accumulated other comprehensive loss	—	(2,970)	(2,970)
Net current period other comprehensive income/(loss)	(2,531)	(657)	(3,188)
Balance as of March 31, 2026	$(23,237)	$2,182	$(21,055)

Indemnification Liability
The fair value of our indemnification liability is recorded at fair value as of the disposal date, based on an assessment of probability-weighted outcomes. This liability is reviewed on a quarterly basis. Changes in estimates are recorded to selling and general administrative expenses and foreign currency translation adjustments are recorded in other income/expenses on our Consolidated Statement of Operations.
Movement in our indemnification liability balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Indemnification Liability
(in thousands)
Opening indemnification liability as of September 30, 2025	$11,342
Cash payments	(1,599)
Foreign currency translation adjustments	(271)
Closing indemnification liability as of March 31, 2026	$9,472

9. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by our Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to four years, with a small number which cliff vest after three years. The RSUs granted to directors cliff vest one year from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three-year performance period if the performance conditions are met. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the six months ended March 31, 2026, we issued approximately 334,000 RSUs, which will vest ratably over one to four years, and approximately 146,000 PSUs, which will vest after three years if the performance conditions are met.
Stock Repurchase Programs
In September 2025, our Board of Directors authorized an increase to our existing stock purchase program that allows us to purchase, at management's discretion, up to $400 million of our common stock.
During the six months ended March 31, 2026, we purchased approximately 1.8 million common shares at a cost of $142.0 million, which includes an additional charge from the 1% excise tax on share purchases. During the six months ended March 31, 2025, we purchased approximately 4.1 million common shares at a cost of $309.5 million under a similar program.
At March 31, 2026, approximately $140.2 million remained available for future stock repurchases. Subsequent to March 31, 2026, we purchased an additional 0.6 million common shares at a cost of $39.9 million. In May 2026, our Board of Directors authorized an increase to our existing stock repurchase program, superseding earlier authorizations, which allows us to purchase, at management's discretion, up to an aggregate of $400 million of our common stock.

10. OTHER ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	March 31, 2026	September 30, 2025
	(in thousands)
Cash and cash equivalents	$157,452	$222,351
Restricted cash	87,245	38,108
Cash, cash equivalents, and restricted cash	$244,697	$260,459
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Six Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Interest payments	$41,395	$38,767
Income tax payments	$67,349	$70,397
Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	March 31, 2026	September 30, 2025
	(in thousands)
Billed and billable receivables	$868,089	$720,495
Unbilled receivables	255,669	187,372
Allowance for credit losses	(8,798)	(9,772)
Accounts receivable, net	$1,114,960	$898,095
We have a Receivables Purchase Agreement (RPA) with Wells Fargo Bank N.A., under which we may sell certain U.S.-originated accounts receivable balances up to a maximum amount of $350.0 million at any given time. In return for these sales, we receive a cash payment equal to the face value of the receivables less a financing charge.
We account for these transfers as sales. We have no retained interest in the transferred receivables other than administrative responsibilities, and Wells Fargo has no recourse for any credit risk. We estimate that the implicit servicing fees for an arrangement of this size and type would be immaterial.
For the six months ended March 31, 2026 and 2025, the value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $682.2 million and $377.2 million, respectively. In exchange for these sales, we received cash of $678.9 million and $374.9 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

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

12. SUBSEQUENT EVENT
On April 6, 2026, our Board of Directors declared a quarterly cash dividend of $0.33 for each share of our common stock outstanding. The dividend is payable on June 1, 2026, to shareholders of record on May 15, 2026. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.5 million.

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

Financial Overview
A number of factors have affected our results for the second quarter of fiscal year 2026. More detail on these changes is presented below within our "Results of Operations" section.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and six months ended March 31, 2026, and March 31, 2025.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(dollars in thousands, except per share data)
Revenue	$1,305,967	$1,361,786	$2,651,013	$2,764,461
Cost of revenue	963,703	1,022,965	1,990,079	2,124,083
Gross profit	342,264	338,821	660,934	640,378
Gross profit percentage	26.2%	24.9%	24.9%	23.2%
Selling, general, and administrative expenses	173,479	162,857	325,639	354,592
Selling, general, and administrative expenses as a percentage of revenue	13.3%	12.0%	12.3%	12.8%
Amortization of intangible assets	20,298	22,996	40,598	46,031
Operating income	148,487	152,968	294,697	239,755
Operating margin	11.4%	11.2%	11.1%	8.7%
Interest expense	22,111	21,469	42,927	38,991
Other (income)/expense, net	(158)	(963)	(1,031)	(651)
Income before income taxes	126,534	132,462	252,801	201,415
Provision for income taxes	28,471	35,893	60,795	63,650
Effective tax rate	22.5%	27.1%	24.0%	31.6%
Net income	$98,063	$96,569	$192,006	$137,765
Earnings per share:
Basic	$1.81	$1.70	$3.52	$2.36
Diluted	$1.80	$1.69	$3.50	$2.35
Our business segments have different factors driving revenue fluctuations and profitability. The sections that follow cover these segments in greater detail. Our revenue reflects fees earned for services provided. Cost of revenue consists of direct costs related to labor and its associated overhead, subcontractor labor, outside vendors, rent, and other direct costs. The largest component of cost of revenue, approximately two-thirds, is labor, including subcontracted labor.

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended March 31, 2025	$1,361,786		$1,022,965		$338,821
Organic effect	(56,482)	(4.1)%	(60,572)	(5.9)%	4,090	1.2%
Disposal of businesses	(7,062)	(0.5)%	(5,700)	(0.6)%	(1,362)	(0.4)%
Currency effect compared to the prior period	7,725	0.6%	7,010	0.7%	715	0.2%
Three Months Ended March 31, 2026	$1,305,967	(4.1)%	$963,703	(5.8)%	$342,264	1.0%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Six Months Ended March 31, 2025	$2,764,461		$2,124,083		$640,378
Organic effect	(97,806)	(3.5)%	(121,835)	(5.7)%	24,029	3.8%
Disposal of businesses	(27,624)	(1.0)%	(23,042)	(1.1)%	(4,582)	(0.7)%
Currency effect compared to the prior period	11,982	0.4%	10,873	0.5%	1,109	0.2%
Six Months Ended March 31, 2026	$2,651,013	(4.1)%	$1,990,079	(6.3)%	$660,934	3.2%
Selling, general, and administrative expenses
Selling, general, and administrative (SG&A) expenses consist of indirect costs related to general management, marketing, and administration. It is primarily composed of labor costs. These costs may be incurred at a segment level, for dedicated resources that are not client-facing, or at a corporate level. We allocate corporate costs to segments on a consistent and rational basis. Fluctuations in our SG&A are primarily driven by changes in our administrative cost base, which are not directly driven by changes in our revenue. As part of our work for the U.S. federal government and many states, we allocate these costs using a methodology driven by the U.S. Federal Cost Accounting Standards.
Our SG&A expense for the six months ended March 31, 2026, includes $9.0 million of divestiture-related gain from the sale of our child support business within the United States, which we divested in December 2025. Our SG&A expense for the six months ended March 31, 2025, includes divestiture-related charges of $39.3 million from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets has declined for the three and six months ended March 31, 2026, as compared to the same periods in fiscal year 2025, since the amortization of technology-based assets acquired in fiscal year 2021 was completed prior to fiscal year 2026.
Our balance sheet includes $380.4 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships and a medical provider network, continue to support medical disability examinations (MDE) contracts with the U.S. Department of Veterans Affairs. These assets are being amortized over their remaining useful life of approximately seven years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
During fiscal year 2025, we expanded our Term Loan A Credit Facility, which has resulted in an increase to our interest expense in the current year. We continue to mitigate a portion of our interest rate risk through hedging transactions on a portion of our outstanding debt.
Provision for Income Taxes
Our effective income tax rate for the three and six months ended March 31, 2026, was 22.5% and 24.0%, respectively, compared to 27.1% and 31.6% for the three and six months ended March 31, 2025, respectively. Our effective tax rate for the first half of fiscal year 2026 includes approximately $4.2 million of benefit from research and development tax credits identified and claimed in the period. Our tax rate in fiscal year 2025 was affected by the disposal of our businesses in Australia and Korea and other non recurring items. For fiscal year 2026, we expect an overall effective tax rate between 24% and 25%.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute on their mission, including program operations and management, clinical services, and advanced technology solutions.

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(dollars in thousands)
Revenue	$753,143	$777,927	$1,539,744	$1,558,582
Cost of revenue	527,698	575,869	1,099,364	1,183,209
Gross profit	225,445	202,058	440,380	375,373
Selling, general, and administrative expenses	92,741	83,076	177,943	157,291
Operating income	132,704	118,982	262,437	218,082
Gross profit percentage	29.9%	26.0%	28.6%	24.1%
Operating margin percentage	17.6%	15.3%	17.0%	14.0%
Our revenue and cost of revenue for the three months ended March 31, 2026 and 2025 decreased 3.2% and 8.4%, respectively. Our revenue and cost of revenue for the six months ended March 31, 2026 and 2025 decreased 1.2% and 7.1%, respectively.
Our prior year revenue included the benefit of short-term disaster recovery work, which did not recur in fiscal year 2026. Absent this work, revenue would have grown approximately 1.5% for the three months ended March 31, 2026 compared to March 31, 2025, and 3.0% for the six months ended March 31, 2026 compared to six months ended March 31, 2025, principally driven by volume growth. Our margins have improved through a combination of efficiency savings through the use of technology and the absence of short-term disaster recovery work, which operated at lower margins than the core of our business.

Below is a reconciliation of revenue for the three and six months ended March 31, 2026 compared to the prior year period, including the impact of short‑term disaster recovery work and our organic revenue growth excluding this work.

Table MD&A 5: Change in Revenue, Excluding Natural Disaster Recovery Work
	Three Months Ended March 31, 2026		Six Months Ended March 31, 2026
	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Revenue for 2025 fiscal period	$777,927		$1,558,582
Decline in short-term disaster recovery work	(36,118)	(4.6)%	(64,927)	(4.2)%
Organic revenue growth excluding short-term disaster recovery work	11,334	1.5%	46,089	3.0%
Revenue for 2026 fiscal period	$753,143	(3.2)%	$1,539,744	(1.2)%

We anticipate operating margin for the U.S. Federal Services Segment in fiscal year 2026 to be approximately 17.5%.

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

Table MD&A 6: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(dollars in thousands)
Revenue	$415,754	$442,350	$831,002	$894,600
Cost of revenue	315,245	330,580	646,099	687,826
Gross profit	100,509	111,770	184,903	206,774
Selling, general, and administrative expenses	61,919	57,963	117,027	112,121
Operating income	38,590	53,807	67,876	94,653
Gross profit percentage	24.2%	25.3%	22.3%	23.1%
Operating margin percentage	9.3%	12.2%	8.2%	10.6%
Our revenue and cost of revenue for the three months ended March 31, 2026 and 2025, decreased 6.0% and 4.6%, respectively. For the six months ended March 31, 2026 and 2025, our revenue and cost of revenue decreased 7.1% and 6.1%, respectively.

Table MD&A 7: U.S. Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2025	$442,350		$330,580		$111,770
Organic effect	(19,534)	(4.4)%	(9,635)	(2.9)%	(9,899)	(8.9)%
Disposal of businesses	(7,062)	(1.6)%	(5,700)	(1.7)%	(1,362)	(1.2)%
Three Months Ended March 31, 2026	$415,754	(6.0)%	$315,245	(4.6)%	$100,509	(10.1)%

Table MD&A 8: U.S. Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2025	$894,600		$687,826		$206,774
Organic effect	(55,350)	(6.2)%	(35,105)	(5.1)%	(20,245)	(9.8)%
Disposal of businesses	(8,248)	(0.9)%	(6,622)	(1.0)%	(1,626)	(0.8)%
Six Months Ended March 31, 2026	$831,002	(7.1)%	$646,099	(6.1)%	$184,903	(10.6)%
Our U.S. Services Segment continues to experience lower volumes and demand across a broad range of contracts compared to prior years. We believe the contracts and relationships held by this segment provide it with strong opportunities to assist state customers who will require higher engagement across their federally-funded social programs. Accordingly, we anticipate that we will return to organic growth towards the end of the current fiscal year.
During the second quarter of the year, we recorded an impairment charge of $6.9 million related to a capitalized software asset following a client decision which resulted in its carrying value no longer being recoverable. We anticipate operating margins for the U.S. Services Segment in fiscal year 2026 to be approximately 10%.

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

Table MD&A 9: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(dollars in thousands)
Revenue	$137,070	$141,509	$280,267	$311,279
Cost of revenue	120,760	116,516	244,616	253,048
Gross profit	16,310	24,993	35,651	58,231
Selling, general, and administrative expenses	19,395	20,197	40,116	45,315
Operating (loss)/income	(3,085)	4,796	(4,465)	12,916
Gross profit percentage	11.9%	17.7%	12.7%	18.7%
Operating margin percentage	(2.3) %	3.4%	(1.6) %	4.1%

Table MD&A 10: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended March 31, 2025	$141,509		$116,516		$24,993
Organic effect	(12,164)	(8.6)%	(2,766)	(2.4)%	(9,398)	(37.6)%
Currency effect compared to the prior period	7,725	5.5%	7,010	6.0%	715	2.9%
Three Months Ended March 31, 2026	$137,070	(3.1)%	$120,760	3.6%	$16,310	(34.7)%

Table MD&A 11: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Six Months Ended March 31, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Six Months Ended March 31, 2025	$311,279		$253,048		$58,231
Organic effect	(23,618)	(7.6)%	(2,885)	(1.1)%	(20,733)	(35.6)%
Disposal of businesses	(19,376)	(6.2)%	(16,420)	(6.5)%	(2,956)	(5.1)%
Currency effect compared to the prior period	$11,982	3.8%	$10,873	4.3%	1,109	1.9%
Six Months Ended March 31, 2026	$280,267	(10.0)%	$244,616	(3.3)%	$35,651	(38.8)%
The organic decline in this segment relates to lower volumes on a number of our contracts.
The divestiture of our businesses in Australia and Korea occurred in December 2024.
The effects of the organic decline and the divestiture were partially offset by the strengthening of the British Pound against the U.S. Dollar.
Following the divestitures in both fiscal years 2024 and 2025, we have taken the opportunity to expand our business development initiatives. We are tracking a number of opportunities, with the aim of driving growth and margin improvement in this segment. For fiscal year 2026, we anticipate a breakeven operating margin.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, our $750 million revolving credit facility, and our $350 million Receivables Purchase Agreement (RPA). As of March 31, 2026, we had $157.5 million in cash and cash equivalents. We believe that our current cash position, access to our debt facilities, and cash flow generated from operations should be sufficient for our operating requirements and should enable us to fund required long-term debt repayments, dividends, and any share repurchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of March 31, 2026, and their effective interest rates.

Table MD&A 12: Debt Balances and Interest Rates as of March 31, 2026
	March 31, 2026
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through May 2026	$500,000	3.68%	Fixed rate of 2.31% plus margin. (1)
Term Loan A - Unhedged	330,625	5.04%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed Rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2027	75,000	5.62%	Fixed Rate of 3.62% plus 2% margin.
Term Loan B - Unhedged	341,250	5.67%	Term SOFR reset monthly plus 2% margin.
Revolver	225,000	5.05%	Term SOFR reset monthly plus margin. (1)
Debt Principal	$1,546,875
(1) The applicable margin for Term Loan A ranges from 1% to 2%, depending on our leverage ratio as determined based on our most recently filed financial statements. As of March 31, 2026, the applicable margin was 1.375%.
Our effective interest rate reflects the drivers of our cash interest payments as of March 31, 2026, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of March 31, 2026, was 5.0%.
The table below summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 13: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Six Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Operating activities:
Net cash used in operating activities	$(54,876)	$(37,282)
Net cash used in investing activities	(3,877)	(41,627)
Net cash provided by financing activities	43,623	677
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(632)	(1,593)
Net change in cash and cash equivalents and restricted cash	$(15,762)	$(79,825)
Net Cash Used in Operating Activities
We reported net cash used in operations of $54.9 million for the first six months of fiscal year 2026, compared to $37.3 million for the first six months of fiscal year 2025. We continue to experience administrative delays on payments from one of our large contracts with the U.S. federal government. We anticipate that our cash flows will improve in the second half of fiscal year 2026.
These short-term delays in collections are reflected in Days Sales Outstanding ("DSO") at March 31, 2026, which were 78 days, compared with 62 days at September 30, 2025. Excluding the effects of the RPA, DSO would have been 102 days and 73 days, respectively.

Net Cash Used in Investing Activities
We reported net cash used in investing activities of $3.9 million for the first six months of fiscal year 2026, compared to net cash used in investing activities of $41.6 million for the first six months of fiscal year 2025.
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
Net Cash Provided by Financing Activities
We reported net cash provided by financing activities of $43.6 million for the first six months of fiscal year 2026, compared to $0.7 million for the first six months of fiscal year 2025.
We have utilized our credit facilities in both years to cover the short-term delays in collections noted above. In addition, we have utilized $155.0 million and $306.4 million, in fiscal years 2026 and 2025, respectively, to purchase our common shares. We have certain contracts where we hold cash on behalf of our customers. We show these funds as restricted cash and include their movement within financing cash flows. During the current fiscal year, the customer under a single large contract has increased their volume of work with us, resulting in significant growth in this balance. The restricted cash asset is offset by a current liability.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At March 31, 2026, we owed $1.55 billion under the Credit Agreement, with access to approximately $525.0 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2031, when the agreement ends, and must be renegotiated or the funds repaid.
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
We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At March 31, 2026, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 14: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	March 31, 2026	March 31, 2026
	(in thousands)
Net income	$98,063	$373,275
Adjustments:
Interest expense	22,111	88,016
Other (income)/expense, net	(158)	(1,019)
Provision for income taxes	28,471	122,960
Amortization of intangibles	20,298	86,614
Stock compensation expense	9,899	38,526
Capitalized software impairment charges	6,914	6,914
Divestiture-related (gains)/charges, net	—	(8,779)
Depreciation and amortization of property, equipment, and capitalized software	12,328	48,991
Pro forma and other adjustments permitted by our Credit Agreement	4,573	40,877
Consolidated EBITDA (as defined by our Credit Agreement)	$202,499	$796,375

Table MD&A 15: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
March 31, 2026
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,546,875
Cash and cash equivalents up to $150 million	150,000
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,396,875

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	1.75

Table MD&A 16: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
March 31, 2026
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$796,375

Interest expense	88,016
Components of other income/expense, net allowed in ratio calculation	2,091
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$90,107

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	8.84

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
Free Cash Flow (Non-GAAP)

Table MD&A 17: Free Cash Flow (Non-GAAP)
	For the Six Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net cash used in operating activities	$(54,876)	(37,282)
Purchases of property and equipment and capitalized software	(16,772)	(40,198)
Free cash flow (Non-GAAP)	$(71,648)	$(77,480)
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the six months ended March 31, 2026.

Non-GAAP and Other Measures
We utilize non-GAAP measures where we believe it will assist users of our financial statements in understanding our business. The presentation of these measures is meant to complement, but not replace, other financial measures in this document. The presentation of non-GAAP numbers is not meant to be considered in isolation, nor as an alternative to revenue growth, net cash used in operating activities, operating income, net income, or earnings per share as measures of performance or liquidity. These non-GAAP measures, as determined and presented by us, may not be comparable to related or similarly titled measures presented by other companies.
For the three months ended March 31, 2026, 10% of our revenue was generated outside the U.S. We believe that users of our financial statements want to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
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
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements want to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the six months ended March 31, 2026 and 2025, we also incurred gains and losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our net income and diluted earnings per share, excluding the effects of the amortization of intangible assets and divestiture-related gains and charges. Although these measures exclude the amortization of intangible assets acquired as part of our acquisitions, they do include the post-acquisition revenue from the acquired businesses. In addition, Adjusted EBITDA, as calculated by us, is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization of property, equipment, and capitalized software, amortization of intangible assets, capitalized software impairment charges, and divestiture-related activity. We believe that these non-GAAP measures assist investors in making comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Although Adjusted EBITDA excludes the amortization of intangible assets acquired as part of our acquisitions, it does include the post-acquisition revenue from the acquired businesses. As disclosed above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement.
We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 18: Non-GAAP Adjusted Results - Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share
	For the Three Months Ended		For the Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(dollars in thousands, except per share data)
Net income	$98,063	$96,569	$192,006	$137,765
Provision for income taxes	28,471	35,893	60,795	63,650
Interest expense	22,111	21,469	42,927	38,991
Other (income)/expense, net	(158)	(963)	(1,031)	(651)
Amortization of intangible assets	20,298	22,996	40,598	46,031
Divestiture-related charges/(gains)	—	1,002	(8,985)	39,343
Depreciation and amortization of property, equipment, and capitalized software	12,328	9,440	25,217	17,895
Capitalized software impairment charges	6,914	—	6,914	—
Adjusted EBITDA (Non-GAAP)	$188,027	$186,406	$358,441	$343,024

Net income margin (GAAP)*	7.5%	7.1%	7.2%	5.0%
Adjusted EBITDA margin (Non-GAAP)*	14.4%	13.7%	13.5%	12.4%

* Margins are calculated as a percentage of revenue

Net income	$98,063	$96,569	$192,006	$137,765
Add back: Amortization of intangible assets, net of tax	14,960	16,948	29,921	33,925
Add back: Divestiture-related charges/(gains), net of tax	—	1,002	(6,622)	39,343
Adjusted net income excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$113,023	$114,519	$215,305	$211,033

Diluted earnings per share	$1.80	$1.69	$3.50	$2.35
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.27	0.30	0.54	0.58
Add back: Effect of divestiture-related charges/(gains) on diluted earnings per share	—	0.02	(0.12)	0.67
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$2.07	$2.01	$3.92	$3.60

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, have not changed materially during the six month period ended March 31, 2026.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the six months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 20, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding purchases of common stock that we made during the three months ended March 31, 2026.

Common Stock Repurchase Activity During the Three Months Ended March 31, 2026
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2026 - January 31, 2026	—	$—	—	$250,034
February 1, 2026 - February 28, 2026	923,700	75.65	923,700	$180,158
March 1, 2026 - March 31, 2026	521,600	76.60	521,600	$140,201
Total	1,445,300	$75.99	1,445,300
1.In September 2025, the Board of Directors authorized an increase to our existing stock purchase program whereby we may purchase, at management's discretion, up to $400 million of our common stock.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Maximus, Inc.

	/s/ Bruce L. Caswell	May 7, 2026
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	May 7, 2026
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)