Form 10-Q
period 2026-06-30
MAXIMUS, INC.
filed 2026-08-06
CIK 1032220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 52,357,763 shares of the registrant's Common Stock outstanding as of August 3, 2026.

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
•our discovery of additional information related to our previously disclosed cybersecurity incident and any potential legal, business, reputational, or financial consequences resulting from that incident or any other cybersecurity incidents;
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

PART I - Financial Information
Item 1. Financial Statements
Maximus, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
Revenue	$1,278,971	$1,348,400	$3,929,984	$4,112,861
Cost of revenue	930,168	988,887	2,920,247	3,112,970
Gross profit	348,803	359,513	1,009,737	999,891
Selling, general, and administrative expenses	167,188	170,831	492,827	525,423
Amortization of intangible assets	20,187	23,010	60,785	69,041
Operating income	161,428	165,672	456,125	405,427
Interest expense	23,878	22,657	66,805	61,648
Other (income)/expense, net	(608)	48	(1,639)	(603)
Income before income taxes	138,158	142,967	390,959	344,382
Provision for income taxes	34,565	36,986	95,360	100,636
Net income	$103,593	$105,981	$295,599	$243,746

Earnings per share:
Basic	$1.96	$1.87	$5.48	$4.22
Diluted	$1.95	$1.86	$5.45	$4.20
Weighted average shares outstanding:
Basic	52,854	56,683	53,974	57,776
Diluted	53,057	56,984	54,243	58,100

Dividends declared per share	$0.33	$0.30	$0.96	$0.90
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net income	$103,593	$105,981	$295,599	$243,746
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	255	7,320	(2,276)	21,503
Net gains/(losses) on cash flow hedges, net of tax provision/(benefit) of $28, $(561), $(206), and $(596), respectively	79	(1,574)	(578)	(1,672)
Other comprehensive (loss)/income	334	5,746	(2,854)	19,831
Comprehensive income	$103,927	$111,727	$292,745	$263,577
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Balance Sheets

	June 30, 2026	September 30, 2025
	(unaudited)
	(in thousands)
Assets:
Cash and cash equivalents	$56,953	$222,351
Accounts receivable, net	1,382,014	898,095
Income taxes receivable	31,019	3,904
Prepaid expenses and other current assets	171,377	128,574
Total current assets	1,641,363	1,252,924
Property and equipment, net	28,485	30,972
Capitalized software, net	201,373	214,260
Operating lease right-of-use assets	88,302	100,514
Goodwill	1,780,543	1,782,095
Intangible assets, net	477,031	538,266
Deferred contract costs, net	60,205	63,332
Deferred compensation plan assets	67,877	63,272
Deferred income taxes	8,047	11,491
Other assets	13,553	12,513
Total assets	$4,366,779	$4,069,639
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$263,220	$296,888
Accrued compensation and benefits	146,064	236,948
Deferred revenue, current portion	36,626	53,784
Income taxes payable	1,138	17,321
Long-term debt, current portion	71,599	52,680
Operating lease liabilities, current portion	38,280	38,605
Other current liabilities	121,142	68,937
Total current liabilities	678,069	765,163
Deferred revenue, non-current portion	35,863	43,757
Deferred income taxes	199,887	149,020
Long-term debt, non-current portion	1,565,336	1,281,593
Deferred compensation plan liabilities, non-current portion	66,468	62,145
Operating lease liabilities, non-current portion	56,603	71,289
Other liabilities	24,002	22,637
Total liabilities	2,626,228	2,395,604
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, no par value; 100,000 shares authorized; 52,358 and 54,805 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	647,138	628,118
Accumulated other comprehensive loss	(20,721)	(17,867)
Retained earnings	1,114,134	1,063,784
Total shareholders' equity	1,740,551	1,674,035
Total liabilities and shareholders' equity	$4,366,779	$4,069,639
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows from operating activities:
Net income	$295,599	$243,746
Adjustments to reconcile net income to cash flows from operations:
Depreciation and amortization of property, equipment, and capitalized software	37,091	27,502
Capitalized software impairment charges	6,914	—
Amortization of intangible assets	60,785	69,041
Amortization of debt issuance costs and debt discount	2,314	2,046
Deferred income taxes	54,416	(5,829)
Stock compensation expense	24,274	30,324
Divestiture-related charges/(gains)	(10,147)	39,343
Change in assets and liabilities, net of effects of business combinations and divestitures:
Accounts receivable	(489,403)	(553,297)
Prepaid expenses and other current assets	13,152	9,341
Deferred contract costs	2,748	(856)
Accounts payable and accrued liabilities	(33,345)	(21,808)
Accrued compensation and benefits	(79,734)	(50,369)
Deferred revenue	(24,658)	(8,675)
Income taxes	(40,504)	5,625
Operating lease right-of-use assets and liabilities	(2,814)	(3,508)
Other assets and liabilities	3,449	(2,626)
Net cash used in operating activities	(179,863)	(220,000)
Cash flows from investing activities:
Purchases of property and equipment and capitalized software	(28,752)	(55,686)
Proceeds from divestitures	16,842	736
Other	(2,500)	(2,165)
Net cash used in investing activities	(14,410)	(57,115)
Cash flows from financing activities:
Cash dividends paid to Maximus shareholders	(51,437)	(51,865)
Purchases of Maximus common stock	(204,919)	(306,443)
Tax withholding related to RSU vesting	(17,325)	(16,451)
Payments for debt financing costs	(2,393)	(1,658)
Proceeds from borrowings	1,368,675	1,335,208
Principal payments for debt	(1,065,935)	(810,174)
Other, including customer escrowed funds	60,841	(1,824)
Net cash provided by financing activities	87,507	146,793
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(444)	(65)
Net change in cash, cash equivalents, and restricted cash	(107,210)	(130,387)
Cash, cash equivalents, and restricted cash, beginning of period	260,459	235,763
Cash, cash equivalents, and restricted cash, end of period	$153,249	$105,376
See accompanying notes to consolidated financial statements.

Maximus, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance as of September 30, 2025	54,805	$628,118	$(17,867)	$1,063,784	$1,674,035
Net income	—	—	—	93,943	93,943
Foreign currency translation	—	—	248	—	248
Cash flow hedge, net of tax	—	—	(1,407)	—	(1,407)
Cash dividends	—	—	—	(16,338)	(16,338)
Dividends on RSUs	—	363	—	(363)	—
Purchases of Maximus common stock	(353)	—	—	(31,055)	(31,055)
Stock compensation expense	—	7,019	—	—	7,019
Tax withholding adjustment related to RSU vesting	—	(6,633)	—	—	(6,633)
RSUs vested	97	—	—	—	—
Balance as of December 31, 2025	54,549	628,867	(19,026)	1,109,971	1,719,812
Net income	—	—	—	98,063	98,063
Foreign currency translation	—	—	(2,779)	—	(2,779)
Cash flow hedge, net of tax	—	—	750	—	750
Cash dividends	—	—	—	(17,821)	(17,821)
Dividends on RSUs	—	503	—	(503)	—
Purchases of Maximus common stock	(1,445)	—	—	(110,963)	(110,963)
Stock compensation expense	—	9,899	—	—	9,899
RSUs vested	6	—	—	—	—
Balance as of March 31, 2026	53,110	639,269	(21,055)	1,078,747	1,696,961
Net income	—	—	—	103,593	103,593
Foreign currency translation	—	—	255	—	255
Cash flow hedge, net of tax	—	—	79	—	79
Cash dividends	—	—	—	(17,278)	(17,278)
Dividends on RSUs	—	513		(513)	—
Purchases of Maximus common stock	(752)	—	—	(50,415)	(50,415)
Stock compensation expense	—	7,356		—	7,356
Balance as of June 30, 2026	52,358	$647,138	$(20,721)	$1,114,134	$1,740,551

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance at September 30, 2024	60,352	$598,304	$(32,460)	$1,276,971	$1,842,815
Net income	—	—	—	41,196	41,196
Foreign currency translation	—	—	10,452	—	10,452
Cash flow hedge, net of tax	—	—	2,454	—	2,454
Cash dividends	—	—	—	(18,060)	(18,060)
Dividends on RSUs	—	301	—	(301)	—
Purchases of Maximus common stock	(3,113)	—	—	(236,655)	(236,655)
Stock compensation expense	—	6,952	—	—	6,952
Tax withholding adjustment related to RSU vesting	—	(2,305)	—	—	(2,305)
RSUs vested	47	—	—	—	—
Balance as of December 31, 2024	57,286	603,252	(19,554)	1,063,151	1,646,849
Net income	—	—	—	96,569	96,569
Foreign currency translation	—	—	3,731	—	3,731
Cash flow hedge, net of tax	—	—	(2,552)	—	(2,552)
Cash dividends	—	—	—	(16,901)	(16,901)
Dividends on RSUs	—	440	—	(440)	—
Purchases of Maximus common stock	(947)	—	—	(72,845)	(72,845)
Stock compensation expense	—	12,623	—	—	12,623
RSUs vested	10	—	—	—	—
Balance as of March 31, 2025	56,349	616,315	(18,375)	1,069,534	1,667,474
Net income	—	—	—	105,981	105,981
Foreign currency translation	—	—	7,320	—	7,320
Cash flow hedge, net of tax	—	—	(1,574)	—	(1,574)
Cash dividends	—	—	—	(16,904)	(16,904)
Dividends on RSUs	—	442	—	(442)	—
Stock compensation expense	—	10,749	—	—	10,749
Tax withholding adjustment related to RSU vesting	—	(10)	—	—	(10)
RSUs vested	1	—	—	—	—
Balance as of June 30, 2025	56,350	$627,496	$(12,629)	$1,158,169	$1,773,036
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

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include our accounts and those of our subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission (SEC). All intercompany balances and transactions have been eliminated in consolidation.
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
At June 30, 2026, our capitalized software balance includes $32.3 million related to technology for new services within our U.S. Services Segment. During the second quarter of fiscal year 2026, we recorded an impairment charge of $6.9 million to an asset following a client decision that resulted in its carrying value no longer being recoverable. At this time, we believe that the remaining balance of these assets is recoverable. We continue to monitor these assets, and if circumstances change, we may be required to further adjust the value or useful life of the remaining assets.

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
Our CODM does not evaluate operating segments using asset or liability information.
U.S. Federal Services
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute their missions, including program operations and management, clinical services, and advanced technology solutions.
U.S. Services
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services, and advanced technology solutions and related professional services for U.S. state and local government programs. These services support a variety of programs, including those under Medicaid and the Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, and Temporary Assistance for Needy Families (TANF).
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

Table 3.1: Results of Operations by Business Segment for the Three Months Ended
	For the Three Months Ended June 30, 2026
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$720,991		$418,227		$139,753		$1,278,971
Cost of revenue	498,720	69.2%	311,449	74.5%	119,999	85.9%	930,168
Gross profit	222,271	30.8%	106,778	25.5%	19,754	14.1%	348,803
Other segment items (2)	88,231	12.2%	61,589	14.7%	18,548	13.3%	168,368
Segment operating income	$134,040	18.6%	$45,189	10.8%	$1,206	0.9%	180,435
Divestiture-related gains/(charges) (3)							1,162
Other (4)							18
Amortization of intangible assets							(20,187)
Operating income							$161,428

Depreciation and amortization	$7,223	1.0%	$3,997	1.0%	$654	0.5%	$11,874

	For the Three Months Ended June 30, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$761,174		$439,818		$147,408		$1,348,400
Cost of revenue	535,040	70.3%	333,886	75.9%	119,961	81.4%	988,887
Gross profit	226,134	29.7%	105,932	24.1%	27,447	18.6%	359,513
Other segment items (2)	88,272	11.6%	60,975	13.9%	21,507	14.6%	170,754
Segment operating income	$137,862	18.1%	$44,957	10.2%	$5,940	4.0%	188,759
Other (4)							(77)
Amortization of intangible assets							(23,010)
Operating income							$165,672

Depreciation and amortization	$3,125	0.4%	$4,631	1.1%	$1,851	1.3%	$9,607

Table 3.2: Results of Operations by Business Segment for the Nine Months Ended
	For the Nine Months Ended June 30, 2026
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$2,260,735		$1,249,229		$420,020		$3,929,984
Cost of revenue	1,598,084	70.7%	957,548	76.7%	364,615	86.8%	2,920,247
Gross profit	662,651	29.3%	291,681	23.3%	55,405	13.2%	1,009,737
Other segment items (2)	266,174	11.8%	178,616	14.3%	58,664	14.0%	503,454
Segment operating income/(loss)	$396,477	17.5%	$113,065	9.1%	$(3,259)	(0.8)%	506,283
Divestiture-related gains/(charges) (3)							10,147
Other (4)							480
Amortization of intangible assets							(60,785)
Operating income							$456,125

Depreciation and amortization	$21,637	1.0%	$12,381	1.0%	$3,073	0.7%	$37,091

	For the Nine Months Ended June 30, 2025
(dollars in thousands)	U.S. Federal Services	% (1)	U.S. Services	% (1)	Outside the U.S.	% (1)	Total
Revenue	$2,319,756		$1,334,418		$458,687		$4,112,861
Cost of revenue	1,718,249	74.1%	1,021,712	76.6%	373,009	81.3%	3,112,970
Gross profit	601,507	25.9%	312,706	23.4%	85,678	18.7%	999,891
Other segment items (2)	245,563	10.6%	173,096	13.0%	66,822	14.6%	485,481
Segment operating income	$355,944	15.3%	$139,610	10.5%	$18,856	4.1%	514,410
Divestiture-related gains/(charges) (3)							(39,343)
Other (4)							(599)
Amortization of intangible assets							(69,041)
Operating income							$405,427

Depreciation and amortization	$9,653	0.4%	$12,603	0.9%	$5,246	1.1%	$27,502
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
Disaggregation of Revenue
In addition to our segment reporting, we disaggregate our revenues by service type, contract type, and customer type.

Table 4.1: Revenue by Service Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(dollars in thousands)
Program Operations	$602,807	47.1%	$626,981	46.5%	$1,924,106	49.0%	$2,045,720	49.7%
Clinical Services	553,075	43.2%	560,360	41.6%	1,607,602	40.9%	1,535,849	37.3%
Employment & Other	55,852	4.4%	81,906	6.1%	186,025	4.7%	274,513	6.7%
Technology Solutions	67,237	5.3%	79,153	5.9%	212,251	5.4%	256,779	6.2%
Total revenue	$1,278,971		$1,348,400		$3,929,984		$4,112,861

Table 4.2: Revenue by Contract Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(in thousands)
Performance-based	$755,826	59.1%	$761,428	56.5%	$2,209,585	56.2%	$2,193,605	53.3%
Cost-plus	303,486	23.7%	301,385	22.4%	1,033,798	26.3%	1,020,311	24.8%
Fixed price	155,200	12.1%	180,390	13.4%	489,327	12.5%	540,078	13.1%
Time and materials	64,459	5.0%	105,197	7.8%	197,274	5.0%	358,867	8.7%
Total revenue	$1,278,971		$1,348,400		$3,929,984		$4,112,861

Table 4.3: Revenue by Customer Type
	For the Three Months Ended				For the Nine Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	(dollars in thousands)
New York state government agencies	$148,067	11.6%	$148,408	11.0%	$445,548	11.3%	$466,053	11.3%
Other U.S. state government agencies	275,793	21.6%	291,312	21.6%	817,052	20.8%	869,561	21.1%
Total U.S. state government agencies	423,860		439,720		1,262,600		1,335,614
U.S. federal government agencies	701,932	54.9%	743,058	55.1%	2,204,623	56.1%	2,267,078	55.1%
International government agencies	137,462	10.7%	146,018	10.8%	413,321	10.5%	451,608	11.0%
Other, including local municipalities and commercial customers	15,717	1.2%	19,604	1.5%	49,440	1.3%	58,561	1.4%
Total revenue	$1,278,971		$1,348,400		$3,929,984		$4,112,861

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
•Certain contracts include retainage balances, whereby revenue is earned, but some portion of cash payments are held back by the customer for a period of time, typically to allow the customer to confirm the objective criteria laid out by the contract have been met. This balance is classified as accounts receivable-unbilled, until restrictions on billing are lifted. As of June 30, 2026, and September 30, 2025, $27.4 million and $24.1 million, respectively, of our unbilled receivables related to amounts pursuant to contractual retainage provisions.
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
During the three and nine months ended June 30, 2026, we recognized revenue of $2.0 million and $45.2 million, respectively, included in our deferred revenue balances at September 30, 2025. During the three and nine months ended June 30, 2025, we recognized revenue of $13.8 million and $87.0 million, respectively, included in our deferred revenue balances at September 30, 2024.
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
Within our employment services business in our Outside the U.S. Segment, some of our performance-based contract revenue is recognized based upon future milestones defined in each contract, which requires us to make estimates about the attainment of those milestones.
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

Table 4.4: Effect of Changes in Contract Estimates
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share data)
Increase/(decrease) in revenue recognized due to changes in contract estimates	$(1,291)	$607	$5,628	$11,181
Increase/(decrease) in diluted earnings per share recognized due to changes in contract estimates	$(0.02)	$0.01	$0.08	$0.14
Remaining performance obligations
As of June 30, 2026, we had approximately $230 million of remaining performance obligations. We anticipate that we will recognize revenue on approximately 57% of this balance within the next 12 months. This balance excludes contracts with an original duration of twelve months or less, including contracts with a penalty-free termination for convenience clause, and any variable consideration that is allocated entirely to future performance obligations, including variable transaction fees or fees tied directly to costs incurred.

5. EARNINGS PER SHARE

Table 5: Weighted Average Number of Shares - Earnings Per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Basic weighted average shares outstanding	52,854	56,683	53,974	57,776
Dilutive effect of unvested RSUs and PSUs	203	301	269	324
Denominator for diluted earnings per share	53,057	56,984	54,243	58,100
The diluted earnings per share calculations for the three and nine months ended June 30, 2026 exclude approximately 571,000 and 567,000 unvested anti-dilutive restricted stock units, respectively. The diluted earnings per share calculations for the three and nine months ended June 30, 2025 exclude approximately 140,000 and 142,000 unvested anti-dilutive restricted stock units, respectively.
6. DIVESTITURES
U.S. Services Segment
In December 2025, we sold our child support business within the United States for approximately $15.0 million. This business had been reporting approximately $25.0 million of annual revenue. We recorded a gain on sale of $10.1 million.
Outside the U.S. Segment
In December 2024, we sold our businesses in Australia and Korea for a nominal sum. The sale agreement includes up to $5.0 million of contingent consideration based upon future performance. As of June 30, 2026, we have not recorded any potential contingent consideration. Our total divestiture-related charges of $39.5 million included approximately $21.3 million of previously unrealized foreign exchange losses, which we had recorded through other comprehensive income. We also provided an indemnification to the buyer that has been recorded at fair value in our consolidated balance sheets. No tax benefit is anticipated from this transaction.

7. DEBT AND DERIVATIVES

Table 7.1: Details of Debt
	June 30, 2026	September 30, 2025
	(in thousands)
Term Loan A (TLA)	$819,375	$853,125
Term Loan B (TLB)	814,173	493,750
Revolver	20,000	—
Total debt principal	1,653,548	1,346,875
Less: Unamortized debt-issuance costs and discounts	(16,613)	(12,602)
Total debt	1,636,935	1,334,273
Less: Current portion of long-term debt	(71,599)	(52,680)
Long-term debt	$1,565,336	$1,281,593
On May 27, 2026, we amended our existing credit agreement (the "Amendment") with J.P. Morgan Chase Bank, N.A. The Amendment increased our TLB by $325 million.
Our credit agreements require us to comply with a number of covenants, including leverage and interest coverage ratios. At June 30, 2026, we are in compliance with all covenants. We do not believe that the covenants represent a significant restriction on our ability to successfully operate the business or to pay dividends.
The following table sets forth future minimum principal payments due under our debt obligations as of June 30, 2026 for the remainder of fiscal year 2026 through fiscal year 2031:

Table 7.2: Details of Future Minimum Principal Payments Due
Amount Due
(in thousands)
July 1, 2026 through September 30, 2026	$18,952
Year ended September 30, 2027	75,809
Year ended September 30, 2028	81,434
Year ended September 30, 2029	690,184
Year ended September 30, 2030	8,309
Years ended thereafter	778,860
Total payments	$1,653,548
Interest Rate Derivative Instruments
Both our TLA and TLB interest payments are comprised of an applicable margin rate and a floating rate, the latter being based on SOFR. We utilize interest rate swaps that are designed to reduce our risk from changes in floating rates, which we have designated as cash flow hedges. Effective June 1, 2026, we entered into new interest rate swap agreements to reduce interest rate risks in both our TLA and TLB. The following table presents our active interest rate swaps:

Table 7.3: Interest Rate Derivative Instruments
As of June 30, 2026
Debt Principal Hedged	Notional Amount	Fixed Interest Rate	Expiry
(in thousands)
Term Loan B	$75,000	3.72%	September 2026
Term Loan B	$75,000	3.62%	September 2027
Term Loan A	$150,000	3.14%	September 2027
Term Loan A	$200,000	3.47%	September 2028
Term Loan B	$75,000	4.04%	September 2028
Term Loan A	$50,000	4.05%	May 2029
Term Loan B	$50,000	4.06%	September 2029

The fixed interest rate on the table above identifies the payment rate to our counterparties in lieu of the floating rate.
The balance of the debt pays interest based upon the Secured Overnight Financing Rate (SOFR). At June 30, 2026, our effective interest rate, including the original issuance costs and discount rate, was 5.6%.
At June 30, 2026, we recorded an asset of $3.9 million and a liability of $0.8 million to reflect the fair value of our interest rate swap agreements, compared to an asset of $5.5 million and a liability of $1.7 million at September 30, 2025. The assets and liabilities are recorded as "other assets" and "other liabilities," respectively, within our consolidated balance sheets. As these instruments are effective cash flow hedges, gains and losses based upon interest rate fluctuations are recorded within "accumulated other comprehensive loss" on our consolidated financial statements.
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
The table below presents assets and liabilities measured and recorded at fair value in our consolidated balance sheets on a recurring basis, along with their corresponding level within the fair value hierarchy. No transfers between Level 1, Level 2, and Level 3 fair value measurements occurred for the nine months ended June 30, 2026.

Table 8.1: Fair Value Measurements
	As of June 30, 2026
	Level 1	Level 2	Level 3	Balance
	(in thousands)
Assets:
Deferred compensation assets - Rabbi Trust	$46,375	$—	$—	$46,375
Interest rate swap - $450 million notional value	—	3,898	—	3,898
Total assets	$46,375	$3,898	$—	$50,273
Liabilities:
Interest rate swap - $225 million notional value	$—	$829	$—	$829
Indemnification liabilities	—	—	8,767	8,767
Total liabilities	$—	$829	$8,767	$9,596
The fair values of receivables, prepaid assets, other assets, accounts payable, accrued costs, and other current liabilities approximate the carrying values as a result of the short-term nature of these instruments. The carrying value of our debt is consistent with the fair value, as the stated interest rates in the agreements are consistent with the current market rates used in notes with similar terms in the markets (Level 2 inputs).

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

Table 8.2: Details of Changes in Accumulated Other Comprehensive Loss by Category
	Foreign currency translation adjustments	Net unrealized gain on derivatives, net of tax	Total
	(in thousands)
Balance as of September 30, 2025	$(20,706)	$2,839	$(17,867)
Other comprehensive income before reclassifications	(2,276)	3,223	947
Amounts reclassified from accumulated other comprehensive loss	—	(3,801)	(3,801)
Net current period other comprehensive income/(loss)	(2,276)	(578)	(2,854)
Balance as of June 30, 2026	$(22,982)	$2,261	$(20,721)
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
Movement in our indemnification liability balance is as follows:

Table 8.3: Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Indemnification Liability
(in thousands)
Opening indemnification liability as of September 30, 2025	$11,342
Cash payments	(2,264)
Foreign currency translation adjustments	(311)
Closing indemnification liability as of June 30, 2026	$8,767

9. EQUITY
Stock Compensation
We grant restricted stock units (RSUs) and performance stock units (PSUs) to eligible participants under our 2021 Omnibus Incentive Plan, which was approved by our Board of Directors and stockholders. The RSUs granted to employees vest ratably over three to four years, with a small number that cliff vest after three years. The RSUs granted to directors cliff vest one year from the grant date. PSU vesting is subject to the achievement of certain performance and market conditions, and the number of PSUs earned could vary from 0% to 200% of the number of PSUs awarded. The PSUs will vest at the end of a three-year performance period if the performance conditions are met. We issue new shares to satisfy our obligations under these plans. The fair value of each RSU and PSU is calculated at the date of the grant.
During the nine months ended June 30, 2026, we issued approximately 341,000 RSUs, which will vest ratably over one to four years, and approximately 146,000 PSUs, which will vest after three years if the performance conditions are met.
Stock Repurchase Programs
In May 2026, our Board of Directors authorized an increase to our existing stock repurchase program that allows us to repurchase, at management's discretion, up to $400 million of our common stock; this resolution superseded a similar resolution authorized in September 2025.
During the nine months ended June 30, 2026, we purchased approximately 2.6 million common shares at a cost of $192.4 million, which includes an additional charge from the 1% excise tax on share repurchases. During the nine months ended June 30, 2025, we repurchased approximately 4.1 million common shares at a cost of $309.5 million under a similar program.
At June 30, 2026, approximately $400.0 million remained available for future stock repurchases.
10. OTHER ITEMS
Cash, Cash Equivalents, and Restricted Cash

Table 10.1: Details of Cash and Cash Equivalents and Restricted Cash
	June 30, 2026	September 30, 2025
	(in thousands)
Cash and cash equivalents	$56,953	$222,351
Restricted cash	96,296	38,108
Cash, cash equivalents, and restricted cash	$153,249	$260,459
Restricted cash is recorded within "Prepaid expenses and other current assets" on the Consolidated Balance Sheets.

Table 10.2: Supplemental Disclosures of Cash Flow Information
	For the Nine Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Interest payments	$64,526	$60,809
Income tax payments	$81,479	$100,891

Accounts Receivable, Net

Table 10.3: Details of Accounts Receivable, Net
	June 30, 2026	September 30, 2025
	(in thousands)
Billed and billable receivables	$1,055,494	$720,495
Unbilled receivables	335,329	187,372
Allowance for credit losses	(8,809)	(9,772)
Accounts receivable, net	$1,382,014	$898,095
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
For the nine months ended June 30, 2026 and 2025, the value of accounts receivables transferred to Wells Fargo and derecognized from our balance sheet was $1.28 billion and $574.2 million, respectively. In exchange for these sales, we received cash of $1.27 billion and $570.7 million for the same periods, respectively. The difference, representing a loss on sale from these transfers, is included within our selling, general, and administrative expenses. We have recorded these transactions within our operating cash flows.

11. COMMITMENTS AND CONTINGENCIES
Litigation
We are subject to audits, investigations, and reviews relating to compliance with the laws and regulations that govern our role as a contractor to agencies and departments of federal, state, local, and foreign governments. Adverse findings could lead to criminal, civil, or administrative proceedings, and we could be faced with penalties, fines, suspension, or debarment. Adverse findings could also have a material adverse effect on us because of our reliance on government contracts. We are subject to periodic audits by federal, state, local, and foreign governments for taxes. We are also involved in various claims, arbitrations, and lawsuits arising in the normal conduct of our business, which include, but are not limited to, bid protests, employment matters, contractual disputes, and charges before administrative agencies. Except for the matters described below for which we cannot predict the outcome, we do not believe the outcome of any existing matter would likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
MOVEit Cybersecurity Incident Litigation
As previously disclosed, on May 31, 2023, Progress Software Corporation, the developer of MOVEit, a file transfer application used by many organizations to transfer data, announced a critical zero-day vulnerability in the application that allowed unauthorized third parties to access its customers’ MOVEit environments. Maximus uses MOVEit for internal and external file sharing purposes, including to share data with government customers related to Maximus' services in support of certain government programs. Based on our review of the impacted files to date, we have provided notices to individuals whose personal information, including Social Security numbers, protected health information, and/or other personal information, may have been included in the impacted files.
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
12. SUBSEQUENT EVENT
On July 6, 2026, our Board of Directors declared a quarterly cash dividend of $0.33 for each share of our common stock outstanding. The dividend is payable on August 31, 2026, to shareholders of record on August 14, 2026. Based upon the number of shares outstanding, we anticipate a cash payment of approximately $17.3 million.

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
We create value for our customers by translating public policy into operating models that deliver outcomes for governments at scale. Our work covers a broad array of services, including the operation of large health insurance eligibility and enrollment programs; clinical services, including assessments, appeals, and independent medical reviews; and technology services. These services benefit from an industry with increasing demand, constrained government budgets, and an increased focus on technology as governments prioritize modernization. We also demonstrate the ability to move quickly, ranging from digitally enabled contact center support services for natural disaster response to swift establishments of public health and safety initiatives.

Financial Overview
A number of factors have affected our results for the third quarter of fiscal year 2026. More detail on these changes is presented below within our "Results of Operations" section.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the three and nine months ended June 30, 2026, and June 30, 2025.

Table MD&A 1: Consolidated Results of Operations
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except per share data)
Revenue	$1,278,971	$1,348,400	$3,929,984	$4,112,861
Cost of revenue	930,168	988,887	2,920,247	3,112,970
Gross profit	348,803	359,513	1,009,737	999,891
Gross profit percentage	27.3%	26.7%	25.7%	24.3%
Selling, general, and administrative expenses	167,188	170,831	492,827	525,423
Selling, general, and administrative expenses as a percentage of revenue	13.1%	12.7%	12.5%	12.8%
Amortization of intangible assets	20,187	23,010	60,785	69,041
Operating income	161,428	165,672	456,125	405,427
Operating margin	12.6%	12.3%	11.6%	9.9%
Interest expense	23,878	22,657	66,805	61,648
Other (income)/expense, net	(608)	48	(1,639)	(603)
Income before income taxes	138,158	142,967	390,959	344,382
Provision for income taxes	34,565	36,986	95,360	100,636
Effective tax rate	25.0%	25.9%	24.4%	29.2%
Net income	$103,593	$105,981	$295,599	$243,746
Earnings per share:
Basic	$1.96	$1.87	$5.48	$4.22
Diluted	$1.95	$1.86	$5.45	$4.20
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

Table MD&A 2: Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Three Months Ended June 30, 2025	$1,348,400		$988,887		$359,513
Organic effect	(63,043)	(4.7)%	(53,615)	(5.4)%	(9,428)	(2.6)%
Disposal of businesses	(6,963)	(0.5)%	(5,605)	(0.6)%	(1,358)	(0.4)%
Currency effect compared to the prior period	577	—%	501	0.1%	76	—%
Three Months Ended June 30, 2026	$1,278,971	(5.1)%	$930,168	(5.9)%	$348,803	(3.0)%

Table MD&A 3: Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Dollars	% Change	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2025	$4,112,861		$3,112,970		$999,891
Organic effect	(160,848)	(3.9)%	(175,451)	(5.6)%	14,603	1.5%
Disposal of businesses	(34,588)	(0.8)%	(28,647)	(0.9)%	(5,941)	(0.6)%
Currency effect compared to the prior period	12,559	0.3%	11,375	0.4%	1,184	0.1%
Nine Months Ended June 30, 2026	$3,929,984	(4.4)%	$2,920,247	(6.2)%	$1,009,737	1.0%
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
Our SG&A expense for the nine months ended June 30, 2026, includes $10.1 million of divestiture-related gain from the sale of our child support business within the United States, which we divested in December 2025. Our SG&A expense for the nine months ended June 30, 2025, includes divestiture-related charges of $39.3 million from our sale of businesses in the Outside the U.S. Segment. These charges included accumulated foreign currency losses incurred over two decades of operations, as well as indemnifications provided to the buyer.
Amortization of intangible assets
Amortization of intangible assets has declined for the three and nine months ended June 30, 2026, as compared to the same periods in fiscal year 2025, since the amortization of technology-based assets acquired in fiscal year 2021 was completed prior to fiscal year 2026.
Our balance sheet includes $367.2 million of intangible assets from a 2021 acquisition. These assets, comprised of customer relationships and a medical provider network, continue to support medical disability examinations (MDE) contracts with the U.S. Department of Veterans Affairs. These assets are being amortized over their remaining useful life of approximately seven years. In the event that our expectations change with respect to these acquired contracts, the value of these assets and the estimated remaining lives of these assets may need to be adjusted.
Interest Expense
During fiscal years 2026 and 2025, we expanded our Term Loan B and Term Loan A Credit Facilities, respectively. This has resulted in an increase to our interest expense in the current year. We continue to mitigate a portion of our interest rate risk through hedging transactions on a portion of our outstanding debt.
Provision for Income Taxes
Our effective income tax rate for the three and nine months ended June 30, 2026, was 25.0% and 24.4%, respectively, compared to 25.9% and 29.2% for the three and nine months ended June 30, 2025, respectively. Our effective tax rate for the nine months ended June 30, 2026 includes approximately $4.5 million of benefit from research and development tax credits identified and claimed in the period. Our tax rate in fiscal year 2025 was affected by the disposal of our businesses in Australia and Korea and other non-recurring items. For fiscal year 2026, we expect an overall effective tax rate between 24% and 24.5%.

U.S. Federal Services Segment
Our U.S. Federal Services Segment delivers solutions that help various U.S. federal government agencies better execute their missions, including program operations and management, clinical services, and advanced technology solutions.

Table MD&A 4: U.S. Federal Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)
Revenue	$720,991	$761,174	$2,260,735	$2,319,756
Cost of revenue	498,720	535,040	1,598,084	1,718,249
Gross profit	222,271	226,134	662,651	601,507
Selling, general, and administrative expenses	88,231	88,272	266,174	245,563
Operating income	134,040	137,862	396,477	355,944
Gross profit percentage	30.8%	29.7%	29.3%	25.9%
Operating margin percentage	18.6%	18.1%	17.5%	15.3%
Our revenue and cost of revenue for the three months ended June 30, 2026 and 2025 decreased 5.3% and 6.8%, respectively. Our revenue and cost of revenue for the nine months ended June 30, 2026 and 2025 decreased 2.5%and 7.0%, respectively.
Our results for the three and nine months ended June 30, 2026 have been affected by the following, when compared to the prior year comparative periods.

•Much of the revenue decline relates to year-over-year declines in volumes on our large, transaction-based contracts. During fiscal year 2025 and early fiscal year 2026, these volumes had been running at higher levels.
•Short-term disaster recovery work in fiscal year 2025 did not recur to the same extent in fiscal year 2026.
•Across the remainder of this segment, we received the benefit of growth on profitable contracts, resulting in improvements to margin.

Below is a reconciliation of revenue for the three and nine months ended June 30, 2026 compared to the prior year periods, including the impact of short‑term disaster recovery work and our organic revenue movement excluding this work.

Table MD&A 5: Change in Revenue, Excluding Natural Disaster Recovery Work
	Three Months Ended June 30, 2026		Nine Months Ended June 30, 2026
	Dollars	% Change	Dollars	% Change
	(dollars in thousands)
Revenue for 2025 fiscal period	$761,174		$2,319,756
Decline in short-term disaster recovery work	(18,362)	(2.4)%	(83,289)	(3.6)%
Organic revenue movement excluding short-term disaster recovery work	(21,821)	(2.9)%	24,268	1.0%
Revenue for 2026 fiscal period	$720,991	(5.3)%	$2,260,735	(2.5)%

In late May 2026, we received notification from a major customer regarding a temporary contractual modification effective July 1, 2026 through December 31, 2026. We anticipate that this modification will reduce our diluted earnings per share by approximately $0.35 per quarter through the remainder of fiscal year 2026 and the first quarter of fiscal year 2027. Accordingly, we anticipate operating margin for the U.S. Federal Services Segment in fiscal year 2026 to range between 16.5% and 17%.

U.S. Services Segment
Our U.S. Services Segment provides a variety of services, such as program operations, clinical services, employment services, and advanced technology solutions and related professional services for U.S. state and local government programs. These services support a variety of programs, including those under Medicaid and the Children's Health Insurance Program (CHIP), the Affordable Care Act (ACA) marketplaces, and Temporary Assistance for Needy Families (TANF).

Table MD&A 6: U.S. Services Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)
Revenue	$418,227	$439,818	$1,249,229	$1,334,418
Cost of revenue	311,449	333,886	957,548	1,021,712
Gross profit	106,778	105,932	291,681	312,706
Selling, general, and administrative expenses	61,589	60,975	178,616	173,096
Operating income	45,189	44,957	113,065	139,610
Gross profit percentage	25.5%	24.1%	23.3%	23.4%
Operating margin percentage	10.8%	10.2%	9.1%	10.5%
Our revenue and cost of revenue for the three months ended June 30, 2026 and 2025 decreased 4.9% and 6.7%, respectively. For the nine months ended June 30, 2026 and 2025, our revenue and cost of revenue decreased 6.4% and 6.3%, respectively.

Table MD&A 7: U.S. Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2025	$439,818		$333,886		$105,932
Organic effect	(14,628)	(3.3)%	(16,832)	(5.0)%	2,204	2.1%
Disposal of businesses	(6,963)	(1.6)%	(5,605)	(1.7)%	(1,358)	(1.3)%
Three Months Ended June 30, 2026	$418,227	(4.9)%	$311,449	(6.7)%	$106,778	0.8%

Table MD&A 8: U.S. Services Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2025	$1,334,418		$1,021,712		$312,706
Organic effect	(69,977)	(5.2)%	(51,937)	(5.1)%	(18,040)	(5.8)%
Disposal of businesses	(15,212)	(1.1)%	(12,227)	(1.2)%	(2,985)	(1.0)%
Nine Months Ended June 30, 2026	$1,249,229	(6.4)%	$957,548	(6.3)%	$291,681	(6.7)%
Our U.S. Services Segment continues to experience lower volumes and demand across a broad range of contracts compared to prior years. We believe the contracts and relationships held by this segment provide it with strong opportunities to assist state customers who will require higher engagement across their federally-funded social programs. As these activities pick up, we anticipate that we will return to organic growth in the fourth quarter of the current fiscal year.
As noted above, we sold our US-based child support business during the first quarter of the current fiscal year.
During the second quarter of fiscal year 2026, we recorded an impairment charge of $6.9 million related to a capitalized software asset following a client decision, which resulted in its carrying value no longer being recoverable.
We anticipate operating margins for the U.S. Services Segment in fiscal year 2026 to range between 9.5% and 10%.

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

Table MD&A 9: Outside the U.S. Segment - Financial Results
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)
Revenue	$139,753	$147,408	$420,020	$458,687
Cost of revenue	119,999	119,961	364,615	373,009
Gross profit	19,754	27,447	55,405	85,678
Selling, general, and administrative expenses	18,548	21,507	58,664	66,822
Operating (loss)/income	1,206	5,940	(3,259)	18,856
Gross profit percentage	14.1%	18.6%	13.2%	18.7%
Operating margin percentage	0.9%	4.0%	(0.8) %	4.1%

Table MD&A 10: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Three Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Three Months Ended June 30, 2025	$147,408		$119,961		$27,447
Organic effect	(8,232)	(5.6)%	(463)	(0.4)%	(7,769)	(28.3)%
Currency effect compared to the prior period	577	0.4%	501	0.4%	76	0.3%
Three Months Ended June 30, 2026	$139,753	(5.2)%	$119,999	—%	$19,754	(28.0)%

Table MD&A 11: Outside the U.S. Segment - Changes in Revenue, Cost of Revenue, and Gross Profit for the Nine Months Ended June 30, 2026
	Revenue		Cost of Revenue		Gross Profit
	Amount	% Change	Amount	% Change	Amount	% Change
	(dollars in thousands)
Nine Months Ended June 30, 2025	$458,687		$373,009		$85,678
Organic effect	(31,850)	(6.9)%	(3,349)	(0.9)%	(28,501)	(33.3)%
Disposal of businesses	(19,376)	(4.2)%	(16,420)	(4.4)%	(2,956)	(3.5)%
Currency effect compared to the prior period	$12,559	2.7%	$11,375	3.0%	1,184	1.4%
Nine Months Ended June 30, 2026	$420,020	(8.4)%	$364,615	(2.3)%	$55,405	(35.3)%
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash from operations, our $750 million revolving credit facility, and our $350 million Receivables Purchase Agreement (RPA). As of June 30, 2026, we had $57.0 million in cash and cash equivalents. We believe that our current cash position, access to our debt facilities, and cash flow generated from operations should be sufficient for our operating requirements and should enable us to fund required long-term debt repayments, dividends, and any share repurchases we might choose to make. See "Note 7. Debt and Derivatives" to the Consolidated Financial Statements for a more detailed discussion of our debt financing arrangements.
We have included the following table showing our debt balances as of June 30, 2026, and their effective interest rates.

Table MD&A 12: Debt Balances and Interest Rates as of June 30, 2026
	June 30, 2026
	Carrying value	Effective cash interest rate	Interest rate basis
	(dollars in thousands)
Term Loan A - Hedged through September 2027	$150,000	4.51%	Fixed rate of 3.14% plus margin. (1)
Term Loan A - Hedged through September 2028	200,000	4.84%	Fixed rate of 3.47% plus margin. (1)
Term Loan A - Hedged through May 2029	50,000	5.42%	Fixed rate of 4.05% plus margin. (1)
Term Loan A - Unhedged	419,375	5.02%	Term SOFR reset monthly plus margin. (1)
Term Loan B - Hedged through September 2026	75,000	5.72%	Fixed rate of 3.72% plus 2% margin.
Term Loan B - Hedged through September 2027	75,000	5.62%	Fixed rate of 3.62% plus 2% margin.
Term Loan B - Hedged through September 2028	75,000	6.04%	Fixed rate of 4.04% plus 2% margin.
Term Loan B - Hedged through September 2029	50,000	6.06%	Fixed rate of 4.06% plus 2% margin.
Term Loan B - Unhedged	539,173	5.64%	Term SOFR reset monthly plus margin. (1)
Revolver	20,000	5.01%	Term SOFR reset monthly plus margin. (1)
Debt Principal	$1,653,548
(1) The applicable margin for Term Loan A ranges from 1% to 2%, depending on our leverage ratio as determined based on our most recently filed financial statements. As of June 30, 2026, the applicable margin was 1.375%.
Our effective interest rate reflects the drivers of our cash interest payments as of June 30, 2026, which can change based upon the reset of the rates. Including the amortization of the upfront payments, our effective interest rate as of June 30, 2026, was 5.6%.
The table below summarizes our change in cash, cash equivalents, and restricted cash.

Table MD&A 13: Net Change in Cash and Cash Equivalents and Restricted Cash
	For the Nine Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Operating activities:
Net cash used in operating activities	$(179,863)	$(220,000)
Net cash used in investing activities	(14,410)	(57,115)
Net cash provided by financing activities	87,507	146,793
Effect of foreign exchange rates on cash and cash equivalents and restricted cash	(444)	(65)
Net change in cash and cash equivalents and restricted cash	$(107,210)	$(130,387)
Net Cash Used in Operating Activities
We reported net cash used in operations of $179.9 million for the first nine months of fiscal year 2026, compared to $220.0 million for the first nine months of fiscal year 2025. We continue to experience administrative delays on payments from one of our large contracts with the U.S. federal government. Subsequent to June 30, 2026, we have received $245 million of cash due from this customer, and we anticipate additional cash collections through the fourth quarter of fiscal year 2026.

These short-term delays in collections are reflected in Days Sales Outstanding ("DSO") at June 30, 2026, which were 98 days, compared with 62 days at September 30, 2025. Excluding the effects of the RPA, DSO would have been 123 days and 73 days, respectively.
Net Cash Used in Investing Activities
We reported net cash used in investing activities of $14.4 million for the first nine months of fiscal year 2026, compared to net cash used in investing activities of $57.1 million for the first nine months of fiscal year 2025.
In fiscal year 2025, we made significant investments in our capital base, most notably in updating technology on our Federal MDE contracts. Much of this update was completed in the third quarter of that year.
Our cash flows in fiscal year 2026 include the cash received from the sale of our child support business within the United States, as well as the final installments on our 2023 sale of our commercial practice in the United Kingdom.
Net Cash Provided by Financing Activities
We reported net cash provided by financing activities of $87.5 million for the first nine months of fiscal year 2026, compared to $146.8 million for the first nine months of fiscal year 2025.
During fiscal years 2026 and 2025, we expanded our term loans to provide additional capital for our operations, as well as funds to support share repurchases. We have utilized $204.9 million and $306.4 million in fiscal years 2026 and 2025, respectively, to purchase our common shares.

We have certain contracts where we hold cash on behalf of our customers. We show these funds as restricted cash and include their movement within financing cash flows. During the current fiscal year, the customer under a single large contract has increased their volume of work with us, resulting in significant growth in this balance. The restricted cash asset is offset by a current liability.
Credit Facilities
Our principal debt agreement is with JPMorgan Chase Bank N.A. (the "Credit Agreement"). At June 30, 2026, we owed $1.65 billion under the Credit Agreement, with access to approximately $730.0 million through a revolving credit facility. Mandatory repayments are required under this agreement through May 2031, when the agreement ends, and must be renegotiated or the funds repaid.
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

We have summarized below the components of our two financial ratio calculations, including the components of Consolidated EBITDA as defined by the Credit Agreement which are included within our financial statements. At June 30, 2026, we were in compliance with all applicable covenants of our Credit Agreement. We do not believe that these covenants represent a significant restriction on our ability to operate our business or to pay our dividends.

Table MD&A 14: Reconciliation of Net Income to Consolidated EBITDA as defined by our Credit Agreement
	For the Three Months Ended	For the Trailing Twelve Months Ended
	June 30, 2026	June 30, 2026
	(in thousands)
Net income	$103,593	$370,887
Adjustments:
Interest expense	23,878	89,237
Other (income)/expense, net	(608)	(1,676)
Provision for income taxes	34,565	120,539
Amortization of intangibles	20,187	83,791
Stock compensation expense	7,356	35,132
Capitalized software impairment charges	—	6,914
Divestiture-related (gains)/charges, net	(1,162)	(9,941)
Depreciation and amortization of property, equipment, and capitalized software	11,874	51,258
Pro forma and other adjustments permitted by our Credit Agreement	10,715	52,278
Consolidated EBITDA (as defined by our Credit Agreement)	$210,398	$798,419

Table MD&A 15: Consolidated Net Total Leverage Ratio
For the Trailing Twelve Months Ended
June 30, 2026
(in thousands, except ratio data)
Funded Debt (as defined by our Credit Agreement)	$1,653,548
Cash and cash equivalents up to $150 million	56,953
Consolidated Net Total Leverage (as defined by our Credit Agreement)	$1,596,595

Consolidated Net Total Leverage Ratio (as defined by our Credit Agreement)	2.00

Table MD&A 16: Consolidated Net Interest Coverage Ratio
For the Trailing Twelve Months Ended
June 30, 2026
(in thousands, except ratio data)
Consolidated EBITDA (as defined by our Credit Agreement)	$798,419

Interest expense	89,237
Components of other income/expense, net allowed in ratio calculation	2,351
Consolidated Net Interest Expense (as defined by our Credit Agreement)	$91,588

Consolidated Net Interest Coverage Ratio (as defined by our Credit Agreement)	8.72

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
Free Cash Flow (Non-GAAP)

Table MD&A 17: Free Cash Flow (Non-GAAP)
	For the Nine Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Net cash used in operating activities	$(179,863)	(220,000)
Purchases of property and equipment and capitalized software	(28,752)	(55,686)
Free cash flow (Non-GAAP)	$(208,615)	$(275,686)
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates, judgments, and assumptions that affect the amounts reported. Actual results could differ from those estimates. Our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, includes a summary of critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no changes to those critical accounting policies that have had a material impact on our reported amounts of assets, liabilities, revenues, or expenses during the nine months ended June 30, 2026.

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
For the three months ended June 30, 2026, 11% of our revenue was generated outside the U.S. We believe that users of our financial statements want to understand the performance of our foreign operations using a methodology that excludes the effect of year-over-year exchange rate fluctuations. To calculate year-over-year currency movement, we determine the current fiscal year's results for all foreign businesses using the exchange rates in the prior fiscal year.
From time to time, we enter into acquisitions and divestitures. We believe users of our financial statements want to evaluate the performance of our operations, excluding changes that have arisen due to businesses acquired or disposed of. We identify acquired revenue and cost of revenue by showing these results for periods for which no comparative results exist within our financial statements. We identify revenue and cost of revenue that have been disposed of in a similar manner. This information is supplemented by our calculations of organic growth. To calculate organic growth, we compare current fiscal year results, excluding transactions from acquisitions or disposals, to our prior fiscal year results.
Our previous acquisitions have resulted in significant intangible assets, which are amortized over their estimated useful lives. We believe users of our financial statements want to understand the performance of the business by using a methodology that excludes the amortization of our intangible assets. For the nine months ended June 30, 2026 and 2025, we also incurred gains and losses on sales of businesses. We believe that providing supplemental measures that exclude the impact of the items detailed below is useful to investors in evaluating our core operations and results in relation to past periods. Accordingly, we have calculated our net income and diluted earnings per share, excluding the effects of the amortization of intangible assets and divestiture-related gains and charges. Although these measures exclude the amortization of intangible assets acquired as part of our acquisitions, they do include the post-acquisition revenue from the acquired businesses. In addition, Adjusted EBITDA, as calculated by us, is also a useful measure of performance that focuses on the cash generating capacity of the business as it excludes the non-cash expenses of depreciation and amortization of property, equipment, and capitalized software, amortization of intangible assets, capitalized software impairment charges, and divestiture-related activity. We believe that these non-GAAP measures assist investors in making comparisons between the operating performance of companies with different capital structures by excluding interest expense and therefore, the impacts of financing costs. Although Adjusted EBITDA excludes the amortization of intangible assets acquired as part of our acquisitions, it does include the post-acquisition revenue from the acquired businesses. As disclosed above, Adjusted EBITDA is calculated in a different manner from Consolidated EBITDA, as defined by our Credit Agreement.
We have included a table showing our reconciliation of these income measures to their corresponding GAAP measures.

Table MD&A 18: Non-GAAP Adjusted Results - Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings per Share
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except per share data)
Net income	$103,593	$105,981	$295,599	$243,746
Provision for income taxes	34,565	36,986	95,360	100,636
Interest expense	23,878	22,657	66,805	61,648
Other (income)/expense, net	(608)	48	(1,639)	(603)
Amortization of intangible assets	20,187	23,010	60,785	69,041
Divestiture-related charges/(gains)	(1,162)	—	(10,147)	39,343
Depreciation and amortization of property, equipment, and capitalized software	11,874	9,607	37,091	27,502
Capitalized software impairment charges	—	—	6,914	—
Adjusted EBITDA (Non-GAAP)	$192,327	$198,289	$550,768	$541,313

Net income margin (GAAP)*	8.1%	7.9%	7.5%	5.9%
Adjusted EBITDA margin (Non-GAAP)*	15.0%	14.7%	14.0%	13.2%

* Margins are calculated as a percentage of revenue

Net income	$103,593	$105,981	$295,599	$243,746
Add back: Amortization of intangible assets, net of tax	14,878	16,958	44,799	50,883
Add back: Divestiture-related charges/(gains), net of tax	(856)	—	(7,478)	39,343
Adjusted net income excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$117,615	$122,939	$332,920	$333,972

Diluted earnings per share	$1.95	$1.86	$5.45	$4.20
Add back: Effect of amortization of intangible assets on diluted earnings per share	0.28	0.30	0.83	0.88
Add back: Effect of divestiture-related charges/(gains) on diluted earnings per share	(0.01)	—	(0.14)	0.67
Adjusted diluted earnings per share excluding amortization of intangible assets and divestiture-related adjustments (Non-GAAP)	$2.22	$2.16	$6.14	$5.75

In order to sustain our cash flows from operations, we regularly refresh our fixed assets and technology. We believe that users of our financial statements want to understand the cash flows that directly correspond with our operations and the investments we must make in those operations using a methodology that combines operating cash flows and capital expenditures. We provide free cash flow to complement our statement of cash flows. Free cash flow shows the effects of our operations and replacement capital expenditures and excludes the cash flow effects of acquisitions, repurchases of our common stock, dividend payments, and other financing transactions. We have provided a reconciliation of cash flows from operations to free cash flow in "Liquidity and Capital Resources."
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates, foreign currency exchange rates, and counterparty risk. We use derivative instruments to manage selected interest rate exposures. The Company's market rate risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" on our Annual Report on Form 10-K, filed with the SEC on November 20, 2025, have not changed materially during the nine month period ended June 30, 2026.
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

PART II - Other Information
Item 1. Legal Proceedings
Refer to our disclosures included in "Note 11. Commitments and Contingencies" included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There were no material changes during the nine months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on November 20, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)The following table sets forth the information required regarding repurchases of common stock that we made during the three months ended June 30, 2026.

Common Stock Repurchase Activity During the Three Months Ended June 30, 2026
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2026 - April 30, 2026	570,100	$66.51	570,100	$102,282
May 1, 2026 - May 31, 2026	182,600	65.58	182,600	$400,000
June 1, 2026 - June 30, 2026	—	—	—	$400,000
Total	752,700	$66.29	752,700
(1)In May 2026, the Board of Directors authorized an increase to our existing stock repurchase program whereby we may purchase, at management's discretion, up to $400 million of our common stock. This resolution superseded a similar resolution passed in September 2025.
Item 3. Defaults Upon Senior Securities
(a)None.
(b)None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of May 27, 2026, by and among the Company, the loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, an issuing lender and swing line lender and the lenders and other financial institutions party thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed May 28, 2026).

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

Maximus, Inc.

	/s/ Bruce L. Caswell	August 6, 2026
By:	Bruce L. Caswell
President and Chief Executive Officer
(Principal Executive Officer)

	/s/ David W. Mutryn	August 6, 2026
By:	David W. Mutryn
Chief Financial Officer
(Principal Financial Officer)